Form 10-Q
period 1996-03-31
APTARGROUP INC
filed 1996-05-10
CIK 896622

          1        SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ----to----

                       COMMISSION FILE NUMBER 1-11846

                              APTARGROUP, INC.
           (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                 36-3853103
            --------                                 ----------
    (State of Incorporation)           (I.R.S. Employer Identification No.)

475 WEST TERRA COTTA AVENUE, SUITE E
CRYSTAL LAKE, ILLINOIS                                   60014
- - ------------------------------------                     -----
Address of Principal Executive Offices)               (Zip Code)

                              815-477-0424
                              ------------
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES X                     NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 9, 1996)

                    COMMON STOCK       17,937,760

                           APTARGROUP, INC.
                              FORM 10-Q
                     QUARTER ENDED MARCH 31, 1996

                                INDEX

PART I.     FINANCIAL INFORMATION                             PAGE
                                                              ----
   ITEM 1. Financial statements (Unaudited)

           Consolidated Statements of Income -
           Three Months Ended March 31, 1996 and 1995          3

           Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995                4

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995          6

           Notes to Consolidated Financial Statements          8

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       10

PART II.      OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K                    13

SIGNATURE                                                      14

                            AptarGroup, Inc.
                    CONSOLIDATED STATEMENTS OF INCOME
            For the Three Months Ended March 31, 1996 and 1995
              (Dollars in Thousands, Except Per Share Data)
                            (UNAUDITED)
                                           Three Months Ended March 31,
                                           ---------------------------
                                             1996                1995
                                             ----                ----
NET SALES                                 $152,954            $135,629
                                           -------             -------
OPERATING EXPENSES:
   Cost of sales ...................        98,714              86,616
   Selling, general and
     administrative ................        25,012              22,807
   Depreciation and amortization ...        11,489              10,442
                                           -------             -------
                                           135,215             119,865
                                           -------             -------
OPERATING INCOME....................        17,739              15,764
                                           -------             -------
OTHER INCOME (EXPENSE):
   Interest expense.................        (1,774)             (1,615)
   Interest income..................           261                 230
   Equity in income of affiliates...           350                 815
   Minority interests...............           (55)                (37)
   Miscellaneous, net...............           638                 268
                                           -------             -------
                                              (580)               (339)
                                           -------             -------
INCOME BEFORE INCOME TAXES..........        17,159              15,425

PROVISION FOR INCOME TAXES..........         6,486               5,800
                                           -------             -------
NET INCOME..........................      $ 10,673            $  9,625
                                           =======             =======
PER COMMON SHARE:
  Net Income.......................      $     .60            $    .54
                                           =======             =======
  Average number of shares
   outstanding (in thousands)......         17,930              17,915

     See accompanying notes to consolidated financial statements.

                             AptarGroup, Inc.
                        CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)
                              (UNAUDITED)

                                         March 31,          December 31,
ASSETS                                     1996                 1995
                                         --------           -----------
CURRENT ASSETS:
   Cash and equivalents...........       $ 17,409             $ 17,332
   Accounts and notes receivable,
    less allowance for doubtful
    accounts of $3,104 in 1996
    and $3,296 in 1995............        124,160              119,011
   Inventories....................         74,431               73,339
   Prepayments and other..........         16,102               14,188
                                          -------              -------
                                          232,102              223,870
                                          -------              -------
PROPERTY, PLANT AND EQUIPMENT:
   Buildings and improvements.....         74,242               75,696
   Machinery and equipment........        403,411              397,169
                                          -------              -------
                                          477,653              472,865
   Less: Accumulated depreciation.       (238,780)            (231,152)
                                          -------              -------
                                          238,873              241,713
   Land...........................          4,209                4,268
                                          -------              -------
                                          243,082              245,981
                                          -------              -------
OTHER ASSETS:
   Investments in affiliates......         15,067               14,951
   Goodwill, less accumulated
    amortization of $4,689 in
    1996 and $4,409 in 1995.......         47,690               48,387
   Miscellaneous..................         25,709               26,027
                                          -------              -------
                                           88,466               89,365
                                          -------              -------
          TOTAL ASSETS                   $563,650             $559,216
                                          =======              =======
        See accompanying notes to consolidated financial statements.
          5                 AptarGroup, Inc.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                               (UNAUDITED)

LIABILITIES AND                        March 31,            December 31,
 STOCKHOLDERS' EQUITY                    1996                   1995
                                       --------             ------------
CURRENT LIABILITIES:
    Notes payable...............        $  5,502              $  8,322
    Current maturities of
     long-term obligations......           7,946                 8,737
    Accounts payable and
     accrued liabilities........         107,399               106,147
                                         -------               -------
                                         120,847               123,206
                                         -------               -------
LONG-TERM OBLIGATIONS...........          80,878                80,712
                                         -------               -------
DEFERRED LIABILITIES AND OTHER:
   Deferred income taxes........          23,442                21,992
   Retirement and deferred
    compensation plans..........          12,533                12,487
   Minority interests...........           1,349                 1,033
   Deferred and other non-
    current liabilities.........           7,042                 7,500
                                         -------               -------
                                          44,366                43,012
                                         -------               -------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value .            179                   179
   Capital in excess of
    par value....................        103,183               102,954
   Retained earnings.............        210,279               200,860
   Cumulative foreign currency
     translation adjustment......          3,918                 8,293
                                         -------               -------
                                         317,559               312,286
                                         -------               -------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $563,650              $559,216
                                         =======               =======
         See accompanying notes to consolidated financial statements.
          6                AptarGroup, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 1996 and 1995
                          (Dollars in Thousands)
                               (UNAUDITED)
                                                 Three Months Ended
                                                        March 31,
                                               -----------------------
                                                 1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:          --------       --------
  Net income...............................    $ 10,673       $  9,625
  Adjustments to reconcile net income
   to net cash provided by operations:
   Depreciation ...........................      10,792         10,008
   Amortization ...........................         697            434
   Provision for bad debts.................          93            140
   Minority interests......................          55             37
   Deferred income taxes...................       2,203          1,026
   Retirement and deferred
    compensation plans.....................         686            614
   Equity in income of affiliates in
    excess of cash distributions received..        (350)          (815)
   Changes in balance sheet items,
    excluding effects from foreign
    currency adjustments:
    Increase in accounts receivable........      (7,282)       (11,891)
    Increase in inventories................      (2,310)        (7,627)
    Increase in prepaid and other
     current assets........................      (3,295)          (124)
    Increase(decrease)in accounts
     payable and accrued liabilities.......         321         (1,508)
    Increase in income taxes payable.......       1,965          2,785
    Other changes, net.....................      (1,096)           139
                                                 ------         ------
  NET CASH PROVIDED BY OPERATIONS..........      13,152          2,843
                                                 ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................     (10,832)       (11,255)
  Disposition of property and equipment....          85             62
  Collections of notes receivable, net.....         562             43
  Investments in affiliates................         (12)           (57)
                                                 ------         ------
  NET CASH USED BY INVESTING ACTIVITIES....     (10,197)       (11,207)
                                                 ------         ------
          7                   AptarGroup, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)
            For the Three Months Ended March 31, 1996 and 1995
                           (Dollars in Thousands)
                               (UNAUDITED)

                                                  Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                   1996         1995
                                                 -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease)increase in notes payable......      $ (1,722)     $  2,948
  Proceeds from long-term obligations.....         1,635         1,494
  Repayments of long-term obligations.....        (1,497)         (963)
  Dividends paid..........................        (1,254)       (1,075)
  Proceeds from stock options exercised...           229            13
                                                  ------        ------
NET CASH (USED)PROVIDED BY FINANCING
  ACTIVITIES..............................        (2,609)        2,417
                                                  ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...          (269)          274
                                                  ------        ------
NET INCREASE(DECREASE) IN CASH AND
  EQUIVALENTS.............................            77        (5,673)
CASH AND EQUIVALENTS AT BEGINNING OF
  PERIOD..................................        17,332        20,125
                                                  ------        ------
CASH AND EQUIVALENTS AT END OF PERIOD.....      $ 17,409      $ 14,452
                                                  ======        ======


     See accompanying notes to consolidated financial statements.

                           APTARGROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except per share data)
                             (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included the accounts of AptarGroup, Inc. and its subsidiaries. The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and notes therto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

NOTE 2 - INVENTORIES

At March 31, 1996 and December 31, 1995, inventories, by component, consisted of:

                                          March 31,        December 31,
                                             1996             1995
                                          --------         -----------
Raw Materials                             $ 24,469          $  25,152
Work in progress                            22,258             21,927
Finished goods                              29,522             28,013
                                           -------            -------
  Total                                     76,249             75,092
Less LIFO reserve                           (1,818)            (1,753)
                                           -------            -------
  Total                                   $ 74,431           $ 73,339
                                           =======            =======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1996 totaled $153.0 million, an increase of 13% when compared to the three months ended March 31, 1995. The increase is primarily attributed to sales volume increases of pumps to the pharmaceutical market and closures to the personal care market, acquisitions made during the fourth quarter 1995 and the mix of products sold. These increases were partially offset by continued price competition, decreased demand from customers in the high-end fragrance/cosmetics market, decreased orders from customers in the lower to mid-class fragrance/cosmetics market and lower aerosol valve sales as compared to the prior year.

Overall, the Company continues to experience sales growth in all areas of the world. Sales to unaffiliated customers from European operations represented approximately 59% of net sales for the quarter ended March 31, 1996, compared to 62% for the same period a year ago. Including sales between geographic areas, sales from European operations represented approximately 68% of total net sales for the quarters ended March 31, 1996 and 1995.

The translation of AptarGroup's foreign sales was favorably affected by the weaker U.S. dollar relative to certain European currencies when compared to the same three month period in 1995. The weaker U.S. dollar contributed approximately 1% to the Company's sales growth in the quarter. If exchange rates had been constant and the effect of acquisitions ($5.1 million) were excluded from 1996 results, sales for the three months ended March 31, 1996, would have increased 8%.

Cost of sales as a percent of net sales increased to 64.5% in the first quarter compared to 63.9% in the same period a year ago. Generally, the increase is attributed to continued price competition, the mix of products sold and a negative impact of exchange rate changes, particularly the Italian Lira in relation to other European currencies.

Selling, general and administrative expenses (SG&A) were $25.0 million in the first quarter of 1996 compared to $22.8 million in the prior year quarter. As a percent of total net sales, SG&A decreased to 16.4% from 16.8% a year ago.

Operating income increased to $17.7 million in the first quarter of 1996 compared to $15.8 million a year ago. Europe and U.S operations represented 70% and 38% of total operating income in the first quarter of 1996, respectively, with the reconciling difference due to income from other foreign operations and corporate expenses. In the first quarter of 1995, Europe and the U.S. represented 82% and 36% of total operating income, respectively.

European operating income was negatively affected by changes in European currencies in relation to one another (particularly the Italian Lira), softness in the demand for fragrance/cosmetics pumps, increased price competition and the mix of products sold. These factors are expected to continue to affect the Company in the near term. The increase in U.S. operating income is due primarily to increased sales of closures to the personal care market.

The effective tax rate for the three months ended March 31, 1996 was 37.8% compared to 37.6% for the same period a year ago. The rate differential is due to the mix of income earned by country.

Net income for the first quarter increased 11% to $10.7 million compared to $9.6 million in the first quarter of 1995. The increase in net income is due primarily to higher sales volume and cost containment efforts.


Foreign Currency

A significant portion of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. The Company, at times, uses forward exchange contracts, primarily with banks, to hedge the currency risk associated with future cash receipts or payments. In general, since the majority of the Company's operations are based in Europe, primarily France, Germany and Italy, a weakening U.S. dollar relative to the major European currencies has an additive translation effect on the Company's financial condition and results of operations. Conversely, a strengthening U.S. dollar would have a dilutive effect.

Quarterly Trends

AptarGroup's results of operations in the second half of the year typically are negatively impacted by European summer holidays and customer plant shutdowns in December. In the future, AptarGroup's results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup's products are sold or changes in general economic conditions in any of the countries in which AptarGroup does business.

Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first three months of 1996 was $13.2 million compared to $2.8 million in the same period a year ago. The increase is primarily attributed to changes in working capital, principally smaller increases in accounts receivables and inventories, as compared to the same period a year ago. Total net working capital at March 31, 1996 was $111.3 million compared to $100.7 million at December 31, 1995.

Net cash used by investing activities decreased to $10.2 million from $11.2 million a year ago. Management anticipates that capital expenditures for all of 1996 will total between $65 and $70 million.

Net cash used by financing activities was $2.6 million in 1996 compared to net cash provided by financing activities of $2.4 million in 1995. The change is due primarily to a reduction in notes payable. The ratio of interest-bearing debt to total capitalization was 23% at March 31, 1996 compared to 24% at December 31, 1995.

The majority of the Company's debt has been and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S. It is expected that this practice will continue.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate

(LIBOR) plus an amount based on the financial condition of the Company. At March 31, 1996, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of March 31, 1996 and December 31, 1995.

On October 10, 1995, the Company issued a private placement of $25 million principal amount of 7.08% senior unsecured notes due in 2005.

The revolving credit agreement and the private placement agreement contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

On April 24, 1996, the Board of Directors declared a quarterly dividend of $.07 per share payable on May 29, 1996 to shareholders of record as of May 8, 1996.


                       PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   No exhibits are included with this report.

        (b) No reports on Form 8-K were filed for the quarter ending March 31, 1996.
          14                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.



                                     AptarGroup, Inc.
                                     (Registrant)



                                     By /s/ Stephen J. Hagge
                                     -----------------------


                                     Stephen J. Hagge
                                     Executive Vice President and Chief
                                     Financial Officer, Secretary and
                                     Treasurer

                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

Date: May 9, 1996

                           EXHIBIT INDEX



EXHIBIT
  NO                      DESCRIPTION
- - -------                   -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.