Form 10-Q
period 1996-06-30
APTARGROUP INC
filed 1996-08-05
CIK 896622

          1        SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004
                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ----to----

                       COMMISSION FILE NUMBER 1-11846

                              APTARGROUP, INC.
           (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                 36-3853103
            --------                                 ----------
    (State of Incorporation)           (I.R.S. Employer Identification No.)

475 WEST TERRA COTTA AVENUE, SUITE E
CRYSTAL LAKE, ILLINOIS                                   60014
- ------------------------------------                     -----
Address of Principal Executive Offices)               (Zip Code)

                              815-477-0424
                              ------------
            (Registrant=s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES X                     NO

     Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date (August 2, 1996)

                    COMMON STOCK       17,941,286

                           APTARGROUP, INC.
                              FORM 10-Q
                      QUARTER ENDED JUNE 30, 1996

                                INDEX

PART I.     FINANCIAL INFORMATION                             PAGE
                                                              ----
   ITEM 1. Financial statements (Unaudited)

           Consolidated Statements of Income -
           Three and Six Months Ended June 30, 1996
           and 1995                                              3

           Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                   4

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1996 and 1995               6

           Notes to Consolidated Financial Statements            8

   ITEM 2. Management=s Discussion and Analysis of
           Financial Condition and Results of Operations        10

PART II.   OTHER INFORMATION

   ITEM 4. Submission of Matters to a Vote of
           Security Holders                                     15

   ITEM 6. Exhibits and Reports on Form 8-K                     15

SIGNATURE                                                       16

                            AptarGroup, Inc.
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands, Except Per Share Data)
                            (UNAUDITED)
                                      Three Months        Six Months
                                     Ended June 30,     Ended June 30,
                                   -----------------  -----------------
                                     1996     1995      1996     1995
                                     ----     ----      ----     ----
NET SALES                          $151,047 $142,396  $304,001 $278,025
                                    -------  -------   -------  -------
OPERATING EXPENSES:
   Cost of sales ..................  97,859   90,627   196,573  177,243
   Selling, general and
     administrative ...............  26,161   24,956    51,173   47,763
   Depreciation and amortization ..  12,255   10,854    23,744   21,296
                                    -------  -------   -------  -------
                                    136,275  126,437   271,490  246,302
                                    -------  -------   -------  -------
OPERATING INCOME...................  14,772   15,959    32,511   31,723
                                    -------  -------   -------  -------
OTHER INCOME (EXPENSE):
   Interest expense................  (1,661)  (1,249)   (3,435)  (2,864)
   Interest income.................     381      277       642      507
   Equity in income of affiliates..     217      587       567    1,402
   Minority interests..............     (95)     (41)     (150)     (78)
   Miscellaneous, net..............     397       77     1,035      345
                                    -------  -------   -------  -------
                                       (761)    (349)   (1,341)    (688)
                                    -------  -------   -------  -------
INCOME BEFORE INCOME TAXES.........  14,011   15,610    31,170   31,035
PROVISION FOR INCOME TAXES.........   5,184    5,683    11,670   11,483
                                    -------  -------   -------  -------
NET INCOME.........................$  8,827 $  9,927    19,500   19,552
                                    =======  =======   =======  =======
PER COMMON SHARE:
  Net Income.......................$    .49 $    .55      1.09     1.09
                                    =======  =======   =======  =======
  Average number of shares
   outstanding (in thousands)......  17,938   17,917    17,934   17,916
                                    =======  =======   =======  =======

     See accompanying notes to consolidated financial statements.

                             AptarGroup, Inc.
                        CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)
                              (UNAUDITED)

                                         June 30,           December 31,
ASSETS                                     1996                 1995
                                         --------           -----------
CURRENT ASSETS:
   Cash and equivalents...........       $ 21,698             $ 17,332
   Accounts and notes receivable,
    less allowance for doubtful
    accounts of $3,181 in 1996
    and $3,296 in 1995............        125,414              119,011
   Inventories....................         73,194               73,339
   Prepayments and other..........         17,532               14,188
                                          -------              -------
                                          237,838              223,870
                                          -------              -------
PROPERTY, PLANT AND EQUIPMENT:
   Buildings and improvements.....         73,097               75,696
   Machinery and equipment........        411,919              397,169
                                          -------              -------
                                          485,016              472,865
   Less: Accumulated depreciation.       (246,231)            (231,152)
                                          -------              -------
                                          238,785              241,713
   Land...........................          4,236                4,268
                                          -------              -------
                                          243,021              245,981
                                          -------              -------
OTHER ASSETS:
   Investments in affiliates......         15,030               14,951
   Goodwill, less accumulated
    amortization of $4,963 in
    1996 and $4,409 in 1995.......         47,087               48,387
   Miscellaneous..................         23,632               26,027
                                          -------              -------
                                           85,749               89,365
                                          -------              -------
          TOTAL ASSETS                   $566,608             $559,216
                                          =======              =======
        See accompanying notes to consolidated financial statements.
          5                 AptarGroup, Inc.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                               (UNAUDITED)

LIABILITIES AND                          June 30,           December 31,
 STOCKHOLDERS= EQUITY                      1996                 1995
                                       -----------          ------------
CURRENT LIABILITIES:
    Notes payable...............        $  4,020              $  8,322
    Current maturities of
     long-term obligations......           6,534                 8,737
    Accounts payable and
     accrued liabilities........         104,681               106,147
                                         -------               -------
                                         115,235               123,206
                                         -------               -------
LONG-TERM OBLIGATIONS...........          83,623                80,712
                                         -------               -------
DEFERRED LIABILITIES AND OTHER:
   Deferred income taxes........          22,281                21,992
   Retirement and deferred
    compensation plans..........          12,665                12,487
   Minority interests...........           4,967                 1,033
   Deferred and other non-
    current liabilities.........           6,851                 7,500
                                         -------               -------
                                          46,764                43,012
                                         -------               -------
STOCKHOLDERS= EQUITY:
   Common stock, $.01 par value .            179                   179
   Capital in excess of
    par value....................        103,229               102,954
   Retained earnings.............        217,850               200,860
   Cumulative foreign currency
     translation adjustment......           (272)                8,293
                                         -------               -------
                                         320,986               312,286
                                         -------               -------
      TOTAL LIABILITIES AND
      STOCKHOLDERS= EQUITY              $ 566,608              $559,216
                                         =======               =======
         See accompanying notes to consolidated financial statements.

          6                AptarGroup, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                          (Dollars in Thousands)
                               (UNAUDITED)        Six Months Ended
                                                        June 30,
                                               -----------------------
                                                 1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:          --------       --------
  Net income...............................    $ 19,500       $ 19,552
  Adjustments to reconcile net income
   to net cash provided by operations:
   Depreciation ...........................      22,411         20,380
   Amortization ...........................       1,333            916
   Provision for bad debts.................         243            489
   Minority interests......................         150             78
   Deferred income taxes...................       2,598          1,914
   Retirement and deferred
    compensation plans.....................        (489)           762
   Equity in income of affiliates in
    excess of cash distributions received..        (567)        (1,233)
   Changes in balance sheet items,
    excluding effects from foreign
    currency adjustments:
    Increase in accounts receivable........      (9,402)       (20,838)
    Increase in inventories................      (2,244)       (10,784)
    Increase in prepaid and other
     current assets........................      (5,968)        (1,983)
    Increase in accounts payable
     and accrued liabilities...............       1,953          2,015
    Increase in income taxes payable.......       1,218          2,435
    Other changes, net.....................      (1,622)            90
                                                 ------         ------
  NET CASH PROVIDED BY OPERATIONS..........      29,114         13,793
                                                 ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................     (25,507)       (24,867)
  Disposition of property and equipment....         449            633
  Disposition of businesses................       3,320             -
  Collections of notes receivable, net.....         465           (747)
  Investments in affiliates................         (11)          (135)
                                                 ------         ------
  NET CASH USED BY INVESTING ACTIVITIES....     (21,284)       (25,116)
                                                 ------         ------

          7                   AptarGroup, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (cont=d)
              For the Six Months Ended June 30, 1996 and 1995
                           (Dollars in Thousands)
                               (UNAUDITED)

                                                    Six Months Ended
                                                         June 30,
                                                 ---------------------
                                                   1996         1995
                                                 -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease)increase in notes payable......      $ (2,795)     $  7,870
  Proceeds from long-term obligations.....         6,840         4,206
  Repayments of long-term obligations.....        (4,740)       (5,950)
  Dividends paid..........................        (2,510)       (2,150)
  Proceeds from stock options exercised...           274            61
                                                  ------        ------
NET CASH (USED)PROVIDED BY FINANCING
  ACTIVITIES..............................        (2,931)        4,037
                                                  ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...          (533)          599
                                                  ------        ------
NET INCREASE(DECREASE) IN CASH AND
  EQUIVALENTS.............................         4,366        (6,687)
CASH AND EQUIVALENTS AT BEGINNING OF
  PERIOD..................................        17,332        20,125
                                                  ------        ------
CASH AND EQUIVALENTS AT END OF PERIOD.....      $ 21,698      $ 13,438
                                                  ======        ======


     See accompanying notes to consolidated financial statements.

                           APTARGROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except per share data)
                             (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included the accounts of AptarGroup, Inc. and its subsidiaries. The terms AAptarGroup@ or ACompany@ as used herein refer to AptarGroup, Inc. and its subsidiaries.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company=s Annual Report to Shareholders incorporated by reference into the Company=s Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

NOTE 2 - INVENTORIES

At June 30, 1996 and December 31, 1995, inventories, by component, consisted of:

                                           June 30,        December 31,
                                             1996             1995
                                          --------         -----------
Raw Materials                             $ 23,722          $  25,152
Work in progress                            22,940             21,927
Finished goods                              28,350             28,013
                                           -------            -------
  Total                                     75,012             75,092
Less LIFO reserve                           (1,818)            (1,753)
                                           -------            -------
  Total                                   $ 73,194           $ 73,339
                                           =======            =======

ITEM 2.       MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended June 30, 1996 totaled $151.0 million and $304.0 million, respectively, increases of approximately 6% and 9% when compared to the corresponding periods of 1995. The increase for the quarter and six months ended June 30, 1996, is primarily attributed to sales volume increases of pumps to the pharmaceutical market and closures to the personal care market, acquisitions made during the fourth quarter of 1995 and the mix of products sold. These increases were partially offset by continued price competition, decreased demand from customers in the fragrance/cosmetics market and the transactional impact of exchange rate fluctuations on sales.

Sales to customers by European operations represented approximately 58% of net sales for the quarter and six months ended June 30, 1996, compared to 63% for the same periods a year ago.

The translation of AptarGroup=s foreign sales was negatively affected by the stronger U.S. dollar relative to certain European currencies when compared to the same six month period in 1995. The stronger U.S. dollar reduced the Company=s sales growth by approximately 2% in the quarter and 1% for the six months. If the U.S. dollar exchange rate had been constant and the effect of acquisitions ($4.9 million for the quarter and $10.0 million for the six months) were excluded from 1996 results, translated sales for the quarter and six months ended June 30, 1996, would have increased 5% and 7%, respectively.

Cost of sales as a percent of net sales increased to 64.8% in the second quarter of 1996 compared to 63.6% in the same period a year ago. For the first six months of 1996, cost of sales as a percent of net sales increased to 64.7% compared to 63.8% in the same period a year ago. The increase is primarily attributed to under-utilized overhead in the Company's fragrance operations, continued price competition, the mix of products sold and a reduction in earnings from changes in exchange rates.

Selling, general and administrative expenses (SG&A) increased 5% to $26.2 million in the second quarter of 1996 compared to $25.0 million in the same period a year ago. As a percent of net sales, SG&A decreased in the second quarter of 1996 to 17.3% from 17.5% a year ago. SG&A for the six months ended June 30, 1996 increased 7% to $51.2 million compared to $47.8 million a year. As a percent of net sales, SG&A decreased in the first six months of 1996 to 16.8% compared to 17.2% a year ago.


Operating income decreased to $14.8 million in the second quarter of 1996 compared to $16.0 million for the same period a year ago. European operations represented 64% of operating income in the second quarter of 1996, compared to 88% for the same period a year ago. U.S. operations represented 48% of operating income in the second quarter compared to 32% in the second quarter of 1995. For the six months ended, Europe's share of operating income decreased from 85% in 1995 to 68% in 1996 and the U.S's share of operating income increased from 34% in 1995 to 42% in 1996. The difference between Europe and U.S. operations and total operating income is due to income from other foreign operations and corporate expenses.

The reduction in European operating income is attributed to under-utilized overhead, softness in the demand for fragrance/cosmetics pumps, increased price competition, the mix of products sold and changes in exchange rates of European currencies in relation to one another on inter-currency sales transactions (particularly the British pound, Italian lira, French franc and German mark). These factors are expected to continue to affect the Company in the near term. The increase in U.S. operating income is due primarily to increased sales of closures to the personal care market.

Net other expenses during the quarter increased to $761 thousand from $349 thousand a year ago. For the first six months of 1996, net other expenses increased to $1.3 million from $688 thousand a year ago. The increases in both periods is attributable to higher interest expense due to an increase in interest-bearing debt from $76.4 million to $94.2 million, primarily related to the acquisitions completed in the fourth quarter of 1995.

During the fourth quarter of 1995, the Company completed the purchase of a 35% interest in Loffler Kunststoffwerk GmbH & Co. KG ("Loffler"), a leading manufacturer of closures in Germany. During the second quarter of 1996, the Company sold 35% interests in the Company's other European dispensing closure operations to Loffler for approximately $3.8 million. The gain on the sale of the minority interests was not significant. The sale of the minority interests further strategically aligns the two companies and improves the Company's capability to serve the growing dispensing closure needs of European and global customers.

The effective tax rate for the second quarter and six months ended June 30, 1996 was 37.0% and 37.4% compared to 36.4% and 37.0% for the same periods a year ago. The rate differential is due to the mix of income earned by country.

Net income for the second quarter decreased 11% to $8.8 million compared to $9.9 million in the second quarter of 1995. Net income for the six months ended June 30, 1996, was flat at $19.5 million compared to $19.6 million in the same period a year ago.

Foreign Currency

A significant portion of AptarGroup=s operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup=s foreign entities. The Company, at times, uses forward exchange contracts, primarily with banks, to hedge the currency risk associated with future cash receipts or payments. In general, since the majority of the Company=s operations are based in Europe
- - primarily France, Germany and Italy - a weakening U.S. dollar relative to the major European currencies has an additive translation effect on the Company=s financial condition and results of operations. Conversely, a strengthening U.S. dollar would have a dilutive effect.


Certain AptarGroup sales are denominated in currencies which differ from the production currency. Differences in the sales and production currency can have a transactional impact on earnings. In general, when the production currency strengthens relative to the sales currency, earnings from export sales are negatively impacted. The net transactional impact of exchange rate changes between the British pound, French franc, German mark, Italian lira and U.S. dollar on sales and earnings was approximately $.5 million or $.03 per share during the second quarter of 1996. This reduction in earnings was primarily due to the strengthening Italian lira which reduced net earnings by approximately $1.2 million, but was partially offset by a weakening French franc and German mark.

If exchange rates as of June 30, 1996 remain constant through the end of the year, the Company does not expect exchange rates to have a material translation and transactional impact on earnings for the remainder of 1996.

Quarterly Trends

AptarGroup=s results of operations in the second half of the year typically are negatively impacted by European summer holidays and customer plant shutdowns in December. In the future, AptarGroup=s results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup=s products are sold or changes in general economic conditions in any of the countries in which AptarGroup does business.

Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first six months of 1996 was $29.1 million compared to $13.8 million in the same period a year ago.

The increase is primarily attributed to changes in working capital, principally smaller increases in accounts receivables and inventories, as compared to the same period a year ago. Total net working capital at June 30, 1996 was $122.6 million compared to $100.7 million at December 31, 1995.

Net cash used by investing activities decreased to $21.3 million from $25.1 million a year ago. Management anticipates that capital expenditures for all of 1996 will total between $60 and $65 million.

Net cash used by financing activities was $2.9 million in the first six months of 1996 compared to net cash provided by financing activities of $4.0 million in 1995. The change is due primarily to a reduction in notes payable. The ratio of interest-bearing debt to total capitalization was 23% at June 30, 1996 compared to 24% at December 31, 1995.

The majority of the Company=s debt has been and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S. It is expected that this practice will continue.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At June 30, 1996, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management=s intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of June 30, 1996 and December 31, 1995.

On October 10, 1995, the Company issued a private placement of $25 million principal amount of 7.08% senior unsecured notes due in 2005.

The revolving credit agreement and the private placement agreement contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

On July 24, 1996, the Board of Directors declared a quarterly dividend of $.07 per share payable on August 27, 1996 to shareholders of record as of August 6, 1996.

<Page 15>
                       PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 15, 1996. A vote was taken by ballot for the election of three directors to hold office until the 1999 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:
                                                Broker
   Nominee               For       Withhold    Non-votes
- --------------        --------     --------    ---------
King Harris          14,690,558     337,822      13,000
Ervin J. LeCoque     14,690,558     337,822      13,000
Peter Pfeiffer       14,490,549     537,831      13,000

No votes were cast for any other nominee for director. The directors continuing in office until the 1997 Annual Meeting of Stockholders are Eugene L. Barnett, Ralph Gruska, and Leo A. Guthart. Director continuing in office until the 1998 Annual Meeting are William W. Harris, Alfred Pilz, and Carl A. Siebel.

A vote was taken by ballot for the proposals to approve (i) the 1996 Stock Awards Plan and (ii) the 1996 Director Stock Option Plan. The following votes were cast with respect to each proposal:
                                                             Broker
   Proposal            For          Against     Abstain    Non-Votes
   --------            ---          -------     -------    ---------
Approve 1996 Stock
  Awards Plan        12,420,045    1,296,949     68,150     254,216
Approve 1996
  Director Stock
  Option Plan        12,838,772      864,182     82,189     254,216

No other matters were submitted to a vote by ballot at the 1996 Annual
Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibit 27 is included with this report.
        (b)   No reports on Form 8-K were filed for the quarter ended
              June 30, 1996.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AptarGroup, Inc.
                                     (Registrant)



                                     By /s/ Stephen J. Hagge
                                     -----------------------


                                     Stephen J. Hagge
                                     Executive Vice President and Chief
                                     Financial Officer, Secretary and
                                     Treasurer

                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

Date: August 5, 1996

                           EXHIBIT INDEX



EXHIBIT
  NO                      DESCRIPTION
- -------                   -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.