Form 10-K
period 1996-12-31
APTARGROUP INC
filed 1997-03-21
CIK 896622

Page1

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from to

                         COMMISSION FILE NUMBER 1-11846
                                APTARGROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                36-3853103
 (State of Incorporation)       (I.R.S. Employer Identification No.)

       475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois 60014
               (Address of Principal Executive Offices) (Zip Code)
                                  815-477-0424
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------               -----------------------------------------
  Common Stock $.01 par value       New York Stock Exchange
  Preferred Stock Purchase Rights   New York Stock Exchange

       Securities Registered Pursuant to Section 12 (g) of the Act : None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates, based on the closing sales price for the Common Stock on the New York Stock Exchange on March 20, 1997, was approximately $587,478,000. The number of shares outstanding of Common Stock, as of March 20, 1997 was 17,957,039 shares held by approximately 1,000 shareholders of record.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy statement for the annual meeting of stockholders to be held on May 14, 1997 are incorporated by reference into Part III of this report.

Page 2
                                APTARGROUP, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1996

                                     PART I
                                                                         PAGE

Item 1    Business                                                         3

Item 2    Properties                                                      10

Item 3    Legal Proceedings                                               10

Item 4    Submission of Matters to a Vote of
           Security-Holders                                               10

                                     PART II

Item 5    Market for Registrant's Common Equity
           and Related Stockholder Matters                                11

Item 6    Selected Financial Data                                         11

Item 7    Management's Discussion and Analysis
           of Consolidated Results of Operations
           and Financial Condition                                        11

Item 8    Financial Statements and Supplementary
           Data                                                           11

Item 9    Changes in and Disagreements With
           Accountants on Accounting and
           Financial Disclosure                                           11

                                    PART III

Item 10   Directors and Executive Officers
           of the Registrant                                              11

Item 11   Executive Compensation                                          12

Item 12   Security Ownership of Certain
           Beneficial Owners and Management                               12

Item 13   Certain Relationships and Related
           Transactions                                                   12

                                     PART IV

Item 14   Exhibits, Financial Statement
           Schedules and Reports on Form 8-K                              13

Signatures                                                                14

                                     PART I

Item 1.           Business

(a)      General Development of Business

AptarGroup, Inc. became an independent publicly-owned corporation in April, 1993 as a result of a spin-off from Pittway Corporation ("Pittway"). The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries or the former Seaquist Group as appropriate in the circumstance. The Company's business began as a one-product, one-country operation that has become a multinational supplier of a broad line of dispensing packaging systems. The business was started in the late 1940's through its SeaquistPerfect
Dispensing division which manufactured and sold aerosol valves in the United States. In 1964, this business was acquired by Pittway. The Company's business has grown primarily through the acquisition of relatively small companies and internal expansion.

                                          Start-up/
Date   Business                  Country   Acquisition  Initial Product Line
----   ----------------------    -------   -----------  --------------------

1968   SeaquistPerfect
        Dispensing GmbH          Germany   Acquisition      Aerosol valves
        (formerly Perfect
        Valois Ventil GmbH)
1970   Valois S.A.               France    Acquisition      Aerosol valves
1976   Seaquist Closures         U.S.      Start-up         Closures
1976   35% of certain Pfeiffer   Germany   Acquisition      Pumps
       Group companies
1981   AR Valve product line     U.S.      Acquisition      Aerosol valves
1981   RDW Industries, Inc.      U.S.      Acquisition      Closures
1983   STEP S.A.                 France    Acquisition      Pumps
1989   SAR S.p.A.                Italy     Acquisition      Pumps
1993   Remainder of the
        Pfeiffer Group           Germany   Acquisition      Pumps
1995   Liquid Molding            U.S.      Acquisition      Silicone Molded
       Systems, Inc. ("LMS")                                 Products
1995   35% of Loffler            Germany   Acquisition      Closures
       Kunststoffwerk GmbH
       & Co. KG
1995   General Plastics, S.A.    France    Acquisition      Closures

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in the packaging components industry. Financial information relating to operations by geographic area for each of the three years in the period ended December 31, 1996, is set forth in Note 15 ("Segment Information") to the Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders, page 32, which is incorporated herein by reference.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

     The Company designs, manufactures and sells consumer product dispensing systems. The Company focuses on providing value-added components to global consumer product marketers in the fragrance/cosmetics, personal care, pharmaceutical, household products and food industries. Value-added packaging allows consumers to conveniently dispense a product, in an aesthetic looking package, which consistently meets basic dosage characteristics as required. The Company believes it is the largest supplier of dispensing closures, aerosol valves, personal care fine mist pumps and pharmaceutical pumps in North America and the largest supplier of fragrance fine mist pumps and pharmaceutical pumps in Europe. The Company has manufacturing facilities primarily located in North America and Europe which serve over 1,000 customers. The Company began production of aerosol valves in China in early 1997. No single customer accounted for greater than 10% of the Company's 1996 net sales.

PUMPS

     Pumps are finger-actuated dispensing systems which disperse a spray or lotion from non-pressurized containers. Pumps are principally sold to four markets: fragrance/cosmetics, pharmaceutical, personal care and household products. Examples of pump applications in these markets include perfume, skin creams, oral and nasal sprays, hair spray and window cleaners. The style of pump used depends largely on the nature of the product being dispensed, from smaller, fine mist pumps used with perfume products to high-output trigger pumps used with household cleaner products.

     AptarGroup believes it is the leading supplier of pharmaceutical pumps to the world, fragrance/cosmetic pumps to Europe and personal care pumps to North America. An element of the Company's growth strategy is the geographic expansion of pump operations. In 1996, over 90% of the Company's pumps sold were manufactured in Europe. Adding to the Company's personal care pump manufacturing capabilities in the U.S., the Company began assembling fragrance/cosmetics pumps in the United States in early 1995. The Company has sales offices in Japan and is pursuing production opportunities in China to enhance its position in the Asian markets. In 1996, pump sales accounted for approximately 63% of AptarGroup's net sales.

FRAGRANCE/COSMETICS

     The Company believes it is the leading supplier of pumps to the fragrance/cosmetics market in Europe. Pumps are manufactured to meet exacting size and performance requirements. Significant research, time and coordination with the customers' development staff is required to qualify a pump for use with their products. Recently, the Company developed several new pumps for the fragrance/cosmetics market. An example is a pump that permanently affixes to a bottle without the need for crimping, enabling customers to assemble their finished product more easily, efficiently and economically. Another example is a tubeless pump. The conventional tube, the device that takes the product up from the bottom of the container when the button on top is pushed down, was removed. In its place, a reservoir was substituted.

     Within the market, the Company expects the use of pumps to continue to increase, particularly in the cosmetics sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which may provide growth opportunities for the Company.

PHARMACEUTICAL

     The Company considers itself to be the leading supplier of pumps to the pharmaceutical industry worldwide. AptarGroup has clean room manufacturing facilities in France, Germany and Switzerland which produce pumps in a contaminant-controlled environment. The Company believes the use of pumps in the dispensing of pharmaceuticals will continue to increase. Demand is increasing for the Company's pumps which provide consistent doses of particular drugs. The Company's extensive experience with pharmaceutical pumps position it to supply other industries, including cosmetics, for such applications as anti-aging lotions.

PERSONAL CARE

     The Company believes it is the largest supplier of personal care fine mist pumps in North America. Sales of fine mist pumps to this market have increased significantly over the last several years. The Company has been a supplier of lotion pumps to the personal care market primarily in Europe and plans to expand sales of lotion pumps to the personal care market in North America.

OTHER

     The  Company  has not  focused  on the  household  pump  market.  Household products primarily utilize trigger or other high output pumps, for such applications as bathroom cleaners, window sprays, and general household cleaners. The Company manufactures high output pumps for the household market; however, it currently does not manufacture a trigger pump. Pumps have not been extensively used in the food industry.

CLOSURES

     Dispensing closures are plastic caps, primarily for squeezable containers, which allow a product to be dispensed without removing the cap. Although the Company sells dispensing closures to all markets, the majority of the Company's sales have been primarily to the personal care market. The Company believes that it is the largest manufacturer of dispensing closures in North America.

     Sales of dispensing closures have grown over the past 10 years as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. As a result of this trend, consumer marketers are continually evaluating opportunities to convert non-dispensing closures to dispensing closures in order to differentiate their products and make them more appealing to customers. An example of this is the conversion of shampoo packages from twist-off caps to dispensing closures. Similar conversions have occurred with toothpaste, ketchup and skin care products. The Company believes future growth opportunities exist for converting other products to dispensing closures.

     The Company's growth strategy for the dispensing closure business is to gain greater market share in the European, South American and Asian markets, to develop new innovative products and to adapt existing products for new markets.

     In 1996, approximately 79% of the Company's dispensing closures sold were manufactured in North America with the remainder primarily manufactured in Europe. In 1996, dispensing closure sales accounted for approximately 18% of AptarGroup's net sales.

PERSONAL CARE

     Historically, the Company's primary focus for dispensing closures has been the personal care industry. Products with dispensing closures include shampoos, skin lotions, conditioners and toothpaste. In order to expand its business in this market, the Company has focused on the development of new products including SimpliSqueeze(R) , a no-leak, invertible closure with one-hand dispensing convenience. SimpliSqueeze(R) features a silicone valve that enables the product to be dispensed with a slight squeeze of the bottle, and upon release, closes firmly and does not leak. Consumer awareness of the innovative SimpliSqueeze(R) closure is expected to grow as a result of its current use with hair care, shower gel and moisturizing lotion products and other expected customer applications.

HOUSEHOLD

     The Company has not had significant dispensing closure sales to the household market. The Company believes this market offers an opportunity for expansion. The Company is building stronger relationships with the consumer product marketers operating in the household market. The Company adapts existing products to target this market. For example, the Directional Pour Spout(TM) incorporates an elongated spout that enables the consumer to pinpoint the dispensing of the product in exactly the desired direction.

FOOD

     In the food market, the Company believes opportunities for future applications exist comparable to the conversion of ketchup packaging to a dispensing closure. The trend of food manufacturers to offer products in a squeezable dispensing package has increased, for example, in mayonnaise, jellies and salad dressing products. An increase in the conversion of packaging for food products, such as edible oils, to squeezable dispensing closures could provide growth opportunities for the Company. The Company's Directional Pour Spout(TM) can also be used with food products.

OTHER

     Sales of dispensing closures to the pharmaceutical market has not been significant. The Company is developing products for this market.

AEROSOL VALVES

     Aerosol valves are mechanisms which dispense product from pressurized containers. The Company sells two different types of aerosol valves. The first type is a continuous spray valve frequently used with hair spray, spray paint, insecticide, automotive products and laundry products. The second type of valve is a metered aerosol valve used to dispense precise amounts of product. This valve is primarily sold to the pharmaceutical market for lung and heart medications.

     Over the past 25 years, the number of aerosol valve companies in North America has decreased significantly. The majority of the North American market is concentrated in three companies. AptarGroup believes it is the largest aerosol valve manufacturer in North America. The Company's aerosol valves have historically been targeted primarily to the personal care and household markets.

     In 1996, approximately 58% of the Company's aerosol valves sold were manufactured in North America. with the remaining having been manufactured primarily in Europe. In 1996, aerosol valve sales accounted for approximately 17% of AptarGroup's net sales.

PERSONAL CARE

     The primary applications in the personal care market include hair products, deodorants and shaving creams. Demand for aerosol valves is dependent upon the consumers' preference for application, consumer perception of environmental impact, and changes in demand for the products in this market.

HOUSEHOLD

     The primary applications for valves in the household market include disinfectants, spray paints, insecticides, automotive products and laundry sprays. The Company sells several customized overcaps that allow product to be dispensed by actuating a valve situated in the cap on the can. These overcaps are used, for instance, in household disinfectant sprays and room fresheners. They provide a higher degree of differentiation and convenience relative to competing sprays since the cap does not need to be removed prior to usage.

PHARMACEUTICAL

     Metered dose aerosol valves are primarily used for the dispensing of medication for the lungs or heart. Aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered to the lungs or heart with greater efficiency than pills or injections.

OTHER

     Aerosol  valves  are  not  widely  used  in  the  food  industry.   In  the
fragrance/cosmetics industry, aerosol valves have been largely replaced by pumps as the preferred dispensing mechanism.

RESEARCH AND DEVELOPMENT

     The Company is continuously involved in developing innovative products and adapting existing products for new markets. Expenditures for research and development activities were $20.1 million, $17.5 million, and $15.3 million in 1996, 1995 and 1994, respectively. These costs were associated with a number of products in varying stages of development.

PATENTS AND TRADEMARKS

     AptarGroup will continue to sell its products under the names used by its operating units and is not currently offering any products under the AptarGroup name. The names used by its operating units have been trademarked.

     AptarGroup customarily seeks patent and trademark protection for its products and currently owns and has numerous applications pending for United States and foreign patents and trademarks. In addition, certain of AptarGroup's products are produced under patent licenses granted by third parties. The majority of AptarGroup's net sales are generated by products which have patent protection on either the product or a component of the product. Management believes that it possesses certain technical capabilities in making its products that would also make it difficult for a competitor to duplicate them.

TECHNOLOGY

     Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, the Company uses advanced plastic injection molding technology, including large cavitation plastic injection molds. These molds are required to maintain tolerances as small as one thousandth of an inch and produce in a high-speed, cost-efficient manner. The acquisitions of LMS and General Plastics added significant new molding technologies. LMS's experience in liquid silicone rubber molding allows the Company to pursue opportunities to use silicone molding in other product lines. The Company plans to use the bi-injection molding technology used by General Plastics to develop new innovative products for the packaging industry.

MANUFACTURING AND SOURCING

     In 1996, approximately 96% of AptarGroup's finished products were manufactured or assembled at facilities owned or leased by AptarGroup. The balance was manufactured by subcontractors using plastic injection molds owned by AptarGroup. These subcontractors are primarily located in North America. The principal raw materials used in AptarGroup's production are plastic resins and certain metal products. AptarGroup believes an adequate supply of such raw materials is readily available from existing and alternate sources. The Company attempts to offset inflation through cost containment and increased selling prices over time, as allowed by market conditions. AptarGroup also purchases plastic and metal components that are used in the final assembly of its products from suppliers in North America and Europe. Certain suppliers of these components have unique technical abilities that make AptarGroup dependent on them, particularly for aerosol valve and pump production in North America. Significant delays in receiving components from these suppliers would require AptarGroup to seek alternate sources, which could result in higher costs as well as impact the ability of the Company to supply products in the short term. The Company has not experienced such delays in the past.

SALES AND DISTRIBUTION

     Sales of products are primarily through AptarGroup's own sales force. To a limited extent, AptarGroup also uses the services of independent representatives and distributors who sell AptarGroup's products as independent contractors to certain smaller customers and export markets. Backlogs are not a significant factor in the industry in which the Company operates. Most orders placed with the Company are for delivery within 120 days. Some customers place blanket orders which extend beyond this delivery period; however, deliveries against these orders are subject to change.

CUSTOMERS

     The demand for AptarGroup's products is influenced by the demand for the products of AptarGroup's customers. Demand for the products of AptarGroup's customers may be affected by general economic conditions, government regulations, tariffs and other trade barriers. AptarGroup's customers include many of the largest fragrance/cosmetics, personal care, pharmaceutical, household products and food marketers in the U.S. and Europe. The Company has over 1,000 customers with no single customer accounting for greater than 10% of 1996 net sales. Over the past few years, a consolidation of the Company's customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of the Company's product line and its international presence.

INTERNATIONAL BUSINESS

     A significant portion of AptarGroup's operations is located in Europe. Sales in Europe for the years ended December 31, 1996, 1995 and 1994 were approximately 58%, 60%, and 59%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in France, Germany, Ireland, Italy, Spain and Switzerland. Other foreign geographic areas serviced by AptarGroup include Australia, Brazil, Canada, England, Japan, and Mexico, though the combined sales from these areas is not significant to AptarGroup's consolidated sales. During 1996, the Company established a manufacturing facility in China that began producing aerosol valves in early 1997. Production of dispensing closures and pumps are planned to be added at this facility later in 1997.

FOREIGN CURRENCY

     A significant portion of AptarGroup's operations is located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of financial position and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's operations are based in Europe, a weakening U.S. dollar relative to the major European currencies has a positive translation effect on the Company's financial condition and results of operations. Conversely, a strengthening U.S. dollar would have the opposite effect. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the United States.

     In some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales impacts the Company's results of operations. The Company, at times, uses forward exchange contracts, primarily with banks, to hedge the currency risk associated with future cash receipts or payments.

WORKING CAPITAL PRACTICES

     Collection and payment periods tend to be longer for the Company's operations located outside the United States due to local business customs. Historically, the Company has not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS

     AptarGroup has approximately 3,900 full-time employees. Of the full-time employees, approximately 1,100 are located in North America and substantially all of the remaining 2,800 are located in Europe. No North American employee is covered by a collective bargaining agreement, while the majority of the Company's international employees are covered by collective bargaining arrangements made at either the local or government level in their respective countries. Termination of employees at certain AptarGroup European operations could be costly due to local regulations regarding severance benefits. Management of AptarGroup considers its employee relations to be good.

COMPETITION

     All of the markets in which AptarGroup operates are highly competitive and the Company continues to experience price competition in all product lines and markets. Competitors include privately and publicly-held entities, the majority being privately-held. AptarGroup's competitors range from regional to international companies. AptarGroup expects the market for its products to continue to be competitive.

     AptarGroup believes its competitive advantages are consistent high levels of quality, service and innovation, geographic diversity and breadth of products. The Company's manufacturing strengths lie in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds.

ENVIRONMENT

     AptarGroup's manufacturing operations primarily involve plastic injection molding and automated assembly processes. Historically, the environmental impact of these processes has been minimal, and management believes it meets current environmental standards in all material respects.

GOVERNMENT REGULATION

     To date, the manufacturing and assembly operations of AptarGroup have not been significantly affected by environmental laws and regulations relating to the environment.

     Certain AptarGroup products are affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of VOC's (volatile organic compounds) into the atmosphere. Certain states within the United States have regulations requiring the reduction in the amount of VOC's that can be released into the atmosphere and the potential exists for this type of regulation to expand to a worldwide basis, including Europe. These regulations require the Company's customers to reformulate certain aerosol and pump products which may affect the demand for such products. The Company owns patents and has developed systems to function with alternate propellant and product formulations.

     Aerosol packaging of paints has also been adversely impacted by local regulations adopted in many large cities in the United States designed to address the problem of spray painted graffiti. Aerosol packaging may be adversely impacted by insurance cost considerations relating to the storage of aerosol products.

     Government regulation in the dispensing closure product line primarily relates to waste reduction. The Company's dispensing closures are plastic and mainly consist of polypropylene, a recyclable plastic. The Company also uses recycled plastic in its manufacturing process.

     Future government regulations could include medical cost containment elements. For example, reviews by various governments to determine the number of drugs or prices thereof that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for the Company's pharmaceutical products. The Company believes that the recent focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides an opportunity for the Company to expand sales to the pharmaceutical market. Regulatory decisions impact the Company's customers and could affect the Company's investment in products for the pharmaceutical market.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

     Financial information concerning foreign and domestic operations and export sales is set forth in Note 15 ("Segment Information") to the Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders, page 32, which is incorporated herein by reference.

Item 2.  PROPERTIES

     The principal offices and manufacturing facilities of AptarGroup are either owned or leased by the Company or its subsidiaries. None of the owned principal properties is subject to a lien or other encumbrance material to the operations of the Company. The Company believes that existing operating leases will be renegotiated as they expire or that suitable alternative properties can be leased on acceptable terms. The Company considers the condition and extent of utilization of its manufacturing facilities and other properties to be generally good, and the capacity of its plants to be adequate for the needs of its business.

     The locations of the Company's principal manufacturing facilities, by country, are set forth below:

FRANCE                           GERMANY                      CHINA
 Caen                             Bohringen                    Suzhou
 Le Neubourg                      Dortmund
 Le Vaudreuil                     Eigeltingen
 Meaux
 Verneuil Sur Avre



ITALY                            NORTH AMERICA
 San Giovanni Teatino (Chieti)    Cary, Illinois, USA
                                  Midland, Michigan, USA
                                  Mukwonago, Wisconsin, USA
                                  Norwalk, Connecticut, USA
                                  Queretaro, Mexico

     In addition to the above countries, the Company has sales offices or other manufacturing facilities in Australia, Brazil, Canada, China, England, Ireland, Japan, Mexico, Spain, and Switzerland. The Company's corporate offices are located in Crystal Lake, Illinois.

Item 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     Legal proceedings involving the Company generally relate to product liability and patent infringement issues. In the opinion of AptarGroup's management, the outcome of pending claims and litigation is not likely to have a material adverse effect on the Company's financial position or the results of its operations.

     Historically, product liability claims for all products of the Company have been minimal. However, with the expected increase in pump and aerosol valve applications for pharmaceutical products, product liability claims may increase. Quality control systems are specifically designed to prevent defects in the Company's products. Additionally, the Company maintains product liability insurance in excess of its historical claims experience.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth in Note 16 "Quarterly Data (Unaudited)" to the Consolidated Financial Statements contained in the Company's 1996 Annual Report to Stockholders, page 33, is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the heading "Five Year Summary of Selected Financial Data" appearing on page 35 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 36-39 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth under the headings "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" appearing on pages 18-34 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

     Certain information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 24, 1997.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 14, 1997, is incorporated herein by reference.

     In addition to Messrs. Carl A. Siebel and Peter Pfeiffer, each of whom is a director and executive officer of the Company and information with respect to whom is incorporated by reference in this Item 10, executive officers of the Registrant are as follows:

     Jacques Blanie, age 50, Executive Vice President of SeaquistPerfect Dispensing division since 1996 and Geschaftsfuhrer (i.e., Managing Director) of SeaquistPerfect Dispensing GmbH since 1986. In 1996, Perfect-Valois Ventil GmbH changed its name to SeaquistPerfect Dispensing GmbH.

     Francois Boutan, age 54, Financial Director and Controller of the European operations of AptarGroup. Mr. Boutan has served in this capacity since 1988.

     Pierre Cheru, age 63, Directeur General of Valois S.A. Mr. Cheru has served in this capacity since 1978.

     Stephen J. Hagge, age 45, Executive Vice President and Chief Financial Officer, Secretary and Treasurer of AptarGroup since 1993. From 1985 to 1993 Mr. Hagge was the Vice President of Finance of the Seaquist Group.

     Lawrence Lowrimore, age 52, Vice President-Human Resources of AptarGroup since 1993. From 1990 to 1993, Mr. Lowrimore was the Vice President of Human Resources of the Seaquist Group.

     Francesco Mascitelli, age 46, Direttore Generale of SAR S.p.A., an Italian subsidiary. Mr. Mascitelli has served in this capacity since 1991.

     James R. Reed, age 60, President of the SeaquistPerfect Dispensing division. Mr. Reed was President of the Seaquist Valve division since 1987. In 1993, Seaquist Valve changed its name to Seaquist Dispensing and in 1996 to SeaquistPerfect Dispensing.

     Eric S. Ruskoski, age 49, President of the Seaquist Closures division. Mr. Ruskoski has served in this capacity since 1987.

     Hans-Josef Schutz, age 52, Geschaftsfuhrer of the Pfeiffer Group. Mr. Schutz has served in this capacity since May of 1993. From 1983 through April of 1993, Mr. Schutz was the Vice President of the Pfeiffer Group.

     Alain Vichot, age 63, Directeur General Adjoint of Valois S.A since 1994. From 1987 to 1994, Mr. Vichot was Directeur General of STEP S.A.

Item 11. EXECUTIVE COMPENSATION

     The information set forth under the headings "Compensation Committee Interlocks and Insider Participation," "Board Compensation" and "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 14, 1997, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 14, 1997, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 14, 1997, is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)The following documents are filed as a part of this report:
                                                          Location
                                                          --------
   1)Financial Statements required by Item 8 of
      this Form
     Consolidated Statements
      of Income                                     Annual Report, page 18
     Consolidated Balance Sheets                    Annual Report, page 19
     Consolidated Statements of Cash Flows          Annual Report, page 20
     Consolidated Statements of Stockholders'
      Equity                                        Annual Report, page 21
     Notes to Consolidated Financial Statements     Annual Report, page 22
     Report of Independent Accountants              Annual Report, page 34

   2)Schedule required by Article 12 of Regulation S-X

     Report of Independent Accountants on
      Financial Statement Schedule                  page 16
     II  Valuation and Qualifying Accounts          page 17

     All other schedules have been omitted because they are not applicable or not required.

     3) Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 18-19 of this report.

(b)Reports on Form 8-K during the quarter ended December 31, 1996:

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this day 21st of March 1997.

                                APTARGROUP, INC.
                                ----------------
                                (Registrant)


                                By  /s/Stephen J. Hagge
                                    -------------------
                                Executive Vice President and Chief
                                Financial Officer, Secretary and Treasurer
                                (Principal Accounting and Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

NAME                                 TITLE                            DATE
----                                 -----                            ----


/s/ King Harris       Chairman of the Board and Director          March 21, 1997
King Harris



/s/ Carl Siebel       President and Chief Executive Officer and
Carl Siebel           Director (Principal Executive Officer)      March 21, 1997



/s/ Peter Pfeiffer    Vice Chairman of the Board and Director     March 21, 1997
Peter Pfeiffer



/s/ Stephen H. Hagge  Executive Vice President and Chief
Stephen J. Hagge      Financial Officer, Secretary and
                      Treasurer                                   March 21, 1997

NAME                                    TITLE                          DATE




/s/ Eugene L. Barnett                  Director                   March 21, 1997
Eugene L. Barnett



/s/ Ralph Gruska                       Director                   March 21, 1997
Ralph Gruska



/s/ Leo A. Guthart                     Director                   March 21, 1997
Leo A. Guthart



/s/ William Harris                     Director                   March 21, 1997
William Harris



/s/ Ervin J. LeCoque                   Director                   March 21, 1997
Ervin J. LeCoque



/s/ Alfred Pilz                        Director                   March 21, 1997
Alfred Pilz

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

 To the Board of Directors of AptarGroup, Inc.

      Our audits of the consolidated financial statements referred to in our report dated February 20, 1997, appearing on page 34 of the 1996 Annual Report to Stockholders of AptarGroup, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


 /s/ Price Waterhouse LLP
 ------------------------
 PRICE WATERHOUSE LLP

 Chicago, Illinois
 February 20, 1997

                                AptarGroup, Inc.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in Thousands)



                                         Balance at     Charged to                  Deductions   Balance
                                          beginning      costs and                     from      at end
                                          of period       expenses    Acquisition   reserve (a)  of period
                                          ---------       --------    -----------   -----------  ---------


    1996
    Allowance for doubtful
    accounts                                $3,296        $1,148       $    --        $ 821        $3,623

    1995
    Allowance for doubtful
    accounts                                $1,697        $1,580       $    76        $  57        $3,296

    1994
    Allowance for doubtful
    accounts                                $1,719        $  977       $    --        $ 999        $1,697



     (a)  Write-off of accounts  considered  uncollectible,  net of  recoveries.
Includes   valuation   accounts  of  divested  companies  and  foreign  currency
translation adjustments, net.

Page 18
                                INDEX TO EXHIBITS

Sequential
Number and Description of Exhibit                                 Page Number***

3(i) Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 6.1 to the Company's Registration Statement on Form 8-A filed under the Exchange Act on April 5, 1993 (File No. 1-11846), is hereby incorporated by reference.

3(ii)    Amended and Restated By-Laws of the Company.

4.1 Rights Agreement dated as of April 6, 1993 between the Company and Chemical Bank, as rights agent, filed as Exhibit 4.1 of the Company s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-11846), is hereby incorporated by reference.

4.2      Certificate   of   Designation,   Preferences   and  Rights  of  Junior
         Participating  Preferred  Stock,  Series  A, of the  Company,  filed as
         Exhibit 6.4 of the Company's Registration Statement on Form 8-A filed under the Exchange Act on April 5, 1993 (File No. 1-11846), is hereby incorporated by reference.

         The Registrant hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.

10.1     AptarGroup,  Inc.  1992  Stock  Awards  Plan,  filed  as  Exhibit  10.1
         (included as Appendix B to the Prospectus) to the Company's Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993, is hereby incorporated by reference.**

10.2 AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2 (included as Appendix C to the Prospectus) to the Company's Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993, is hereby incorporated by reference.**

10.3 Agreement of Employment dated as of March 28, 1990 of Ervin J. LeCoque, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993, is hereby incorporated by reference.**

10.4 Managing Director Employment Agreement dated January 2, 1981 of Mr. Peter Pfeiffer, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993, is hereby incorporated by reference.**

10.5 Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993, is hereby incorporated by reference.**

10.6 Service agreement dated April 22, 1993, between AptarGroup, Inc. and Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 of the Company s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-11846), is hereby incorporated by reference.**

10.7 First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 of the Company s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-11846), is hereby incorporated by reference.**

10.8 Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as
         Exhibit 10.8 of the Company s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-11846), is hereby incorporated by reference.**

10.9 Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Ervin J. LeCoque, filed as Exhibit
         10.9 of the Company s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-11846), is hereby incorporated by reference.**

10.10 Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit
         10.10 the Company s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-11846), is hereby incorporated by reference.**

10.11 Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as
         Exhibit 10.11 of the Company s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**

10.12 Managing Director Employment Agreement dated November 15, 1993 of Hans-Josef Schutz, and related pension plan dated October 20, 1989, filed as Exhibit 10.12 of the Company s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**

10.13    Amendment to Agreement of Employment  dated  November 20, 1995 of Ervin
         J. LeCoque, filed as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**

10.14 Executive Employment Agreement dated February 1, 1996 of Stephen J. Hagge, filed as Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**

10.15 AptarGroup, Inc. 1996 Stock Awards Plan, Filed as Appendix A to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**

10.16 AptarGroup, Inc. Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**

10.17*   Employment Agreement dated March 6, 1996 of  Eric S. Ruskoski.**

13* 1996 Annual Report to Stockholders (such report, except to the extent specifically incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Form 10-K).

21*      List of Subsidiaries.

23*      Consent of Independent Accountants.

27*      Financial Data Schedule


*    Filed herewith.
**   Management contract or compensatory plan or arrangement.
*** This information appears only in the manually signed original of this Form 10-K.