Form 10-Q
period 1997-03-31
APTARGROUP INC
filed 1997-05-07
CIK 896622

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR

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

                                 Yes X         No
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 2, 1997)

                             Common Stock 17,959,863
                                          ----------

                                APTARGROUP, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997
                                      INDEX



  Part I.  FINANCIAL INFORMATION                                        Page

  Item 1.    Financial Statements (Unaudited)

             Consolidated Statements of Income -
             Three Months Ended March 31, 1997 and 1996                   3

             Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996                         4

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1997 and 1996                   6

             Notes to Consolidated Financial Statements                   7

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8


  Part II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                            11


  SIGNATURE                                                              12

                                APTARGROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1997 and 1996
                  (Dollars in Thousands, Except Per Share Data)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                 March 31,

                                                            1997         1996
                                                            ----         ----

NET SALES ............................................   $ 158,290    $ 152,954
                                                         ---------    ---------
OPERATING EXPENSES:
  Cost of sales ......................................     100,851       98,714
  Selling, research & development and administrative .      25,552       25,012
  Depreciation and amortization ......................      12,519       11,489
                                                         ---------    ---------
                                                           138,922      135,215
                                                         ---------    ---------
OPERATING INCOME .....................................      19,368       17,739
                                                         ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense ...................................      (1,464)      (1,774)
  Interest income ....................................         202          261
  Equity in income of affiliates .....................         182          350
  Minority interests .................................         (80)         (55)
  Miscellaneous, net .................................         275          638
                                                         ---------    ---------
                                                              (885)        (580)
                                                         ---------    ---------

INCOME BEFORE INCOME TAXES ...........................      18,483       17,159

PROVISION FOR INCOME TAXES ...........................       7,070        6,486
                                                         ---------    ---------

NET INCOME ...........................................   $  11,413    $  10,673
                                                         =========    =========

Net Income Per Common Share...........................   $     .64    $     .60
                                                         =========    =========

Average number of shares outstanding (in thousands)..       17,954       17,930


          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)


                                                         March 31,  December 31,
                                                           1997         1996
                                                           ----         ----
ASSETS

CURRENT ASSETS:
  Cash and equivalents ...............................   $  19,272    $  16,386
  Accounts and notes receivable, less allowance for
   doubtful accounts of $3,479 in 1997 and $3,623 in
   1996 ..............................................     137,104      130,885
  Inventories ........................................      75,615       75,930
  Prepayments and other ..............................      14,745       14,030
                                                         ---------    ---------
                                                           246,736      237,231
                                                         ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements .........................      72,906       75,971
  Machinery and equipment ............................     431,207      440,743
                                                         ---------    ---------
                                                           504,113      516,714
  Less: Accumulated depreciation .....................    (264,460)    (265,780)
                                                         ---------    ---------
                                                           239,653      250,934
  Land ...............................................       4,112        4,395
                                                         ---------    ---------
                                                           243,765      255,329
                                                         ---------    ---------

OTHER ASSETS:
  Investments in affiliates ..........................      14,654       14,970
  Goodwill, less accumulated amortization of $5,333
    in 1997 and $5,505 in 1996 .......................      43,633       47,261
  Miscellaneous ......................................      20,098       21,345
                                                         ---------    ---------
                                                            78,385       83,576
                                                         ---------    ---------
        TOTAL ASSETS .................................   $ 568,886    $ 576,136
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                        March 31,   December 31,
                                                           1997         1996
                                                           ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................   $  12,291    $   4,145
  Current maturities of long-term obligations ........       8,391        9,540
  Accounts payable and accrued liabilities ...........     102,764      102,574
                                                         ---------    ---------
                                                           123,446      116,259
                                                         ---------    ---------

LONG-TERM OBLIGATIONS ................................      73,904       76,569
                                                         ---------    ---------

DEFERRED LIABILITIES AND OTHER:
  Deferred income taxes ..............................      22,326       22,884
  Retirement and deferred compensation plans .........      12,424       12,952
  Minority interests .................................       4,402        4,381
  Deferred and other non-current liabilities .........       7,025        7,392
                                                         ---------    ---------
                                                            46,177       47,609
                                                         ---------    ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value .......................         180          179
  Capital in excess of par value .....................     103,731      103,572
  Retained earnings ..................................     243,542      233,385
  Cumulative foreign currency translation adjustment .     (22,094)      (1,437)
                                                         ---------    ---------
                                                           325,359      335,699
                                                         ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $ 568,886    $ 576,136
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in Thousands, brackets denote cash outflows)
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            1997        1996
                                                            ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................   $ 11,413    $ 10,673
  Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation .....................................     11,839      10,792
    Amortization .....................................        680         697
    Provision for bad debts ..........................        125          93
    Minority interests ...............................         80          55
    Deferred income taxes ............................        (62)      2,203
    Retirement and deferred compensation plans .......        952         686
    Equity in income of affiliates in excess of cash
     distributions received ..........................       (182)       (350)

    Changes in balance sheet items, excluding effects
     from foreign currency adjustments:
      Accounts receivable ............................    (14,689)     (7,282)
      Inventories ....................................     (4,417)     (2,310)
      Prepaid and other current assets ...............     (1,054)     (3,295)
      Accounts payable and accrued liabilities .......      6,783       2,286
      Other changes, net .............................       (510)     (1,096)
                                                         --------    --------
NET CASH PROVIDED BY OPERATIONS ......................     10,958      13,152
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................    (15,139)    (10,832)
  Disposition of property and equipment ..............        164          85
  (Issuance)/collection of notes receivable, net .....        (68)        562
  Investments in affiliates ..........................       --           (12)
                                                         --------    --------
NET CASH USED BY INVESTING ACTIVITIES ................    (15,043)    (10,197)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in notes payable ............................     10,436      (1,722)
  Proceeds from long-term obligations ................         42       1,635
  Repayments of long-term obligations ................     (1,073)     (1,497)
  Dividends paid .....................................     (1,257)     (1,254)
  Proceeds from stock options exercised ..............        159         229
                                                         --------    --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES .....      8,307      (2,609)
                                                         --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............     (1,336)       (269)
                                                         --------    --------
NET INCREASE  IN CASH AND EQUIVALENTS ................      2,886          77
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ..........     16,386      17,332
                                                         --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ................   $ 19,272    $ 17,409
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except per Share Data)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.


NOTE 2 - INVENTORIES

At March 31, 1997 and December 31, 1996, inventories, by component, consisted of:

                                            March 31,   December 31,
                                              1997          1996
                                            --------    -----------

    Raw materials .......................   $ 24,444      $ 25,150
    Work in progress ....................     22,763        23,533
    Finished goods ......................     30,519        29,283
                                            --------      --------
      Total .............................     77,726        77,966
    Less LIFO reserve ...................     (2,111)       (2,036)
                                            --------      --------
      Total .............................   $ 75,615      $ 75,930
                                            ========      ========

NOTE 3 - SUBSEQUENT EVENT

After the end of the first quarter of 1997, the Company received a favorable judgment as plaintiff in a patent infringement lawsuit relating to an aerosol valve component. The amount of the award is $7.8 million plus interest in an amount to be determined. The decision could be subject to appeal and the Company cannot predict the ultimate outcome or timing of such appeal. This award is not included in the first quarter results.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1997 totaled $158.3 million, an increase of 3% when compared to the three months ended March 31, 1996. The translation of AptarGroup's foreign sales was negatively affected by the stronger U.S. dollar relative to the same three month period in 1996. If the dollar exchange rate had been constant, sales for the three months ended March 31, 1997 would have increased approximately 10%. Sales increased to each of the Company's primary markets - fragrance/cosmetics, personal care and pharmaceutical. The increase in sales was primarily attributed to volume increases. The Company continues to experience price competition in all of its markets.

Sales to customers by European operations represented approximately 58% of net sales for the quarter ended March 31, 1997, compared to 59% for the same period a year ago. Sales to customers by U.S. operations represented 39% of net sales for the quarter ended March 31, 1997 compared to 38% in the prior year.

Cost of sales as a percent of net sales decreased to 63.7% in the first quarter compared to 64.5% in the same period a year ago. Generally, the decrease is attributed to the mix of products sold, cost savings and a net gain from changes in exchange rates between the comparable quarters on inter-country transactions.

Selling, research & development, and administrative expenses (SG&A) were $25.6 million in the first quarter of 1997 compared to $25.0 million in the prior year quarter. As a percent of total net sales, SG&A decreased to 16.1% from 16.4% a year ago.

Operating income increased to $19.4 million in the first quarter of 1997 compared to $17.7 million a year ago. As a percentage of sales, operating income increased to 12.2% in 1997 from 11.6% in 1996.

European operations represented 72% of operating income in the first quarter of 1997, compared to 70% for the same period a year ago. U.S. operations represented 39% of operating income in the first quarter of 1997, compared to 38% in the first quarter of 1996. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations and corporate expenses.

European operating income for the quarter increased due to increased sales of pumps to the fragrance/cosmetics market, increased sales of pumps and metered dose aerosol valves to the pharmaceutical market and a net gain from differences in exchange rates between the periods on inter-country transactions. The increase in U.S. operating income is due primarily to increased sales of closures and pumps to the personal care market.

The effective tax rate for the three months ended March 31, 1997 was 38.3% compared to 37.8% for the same period a year ago. The increased effective rate is due to a change in the mix of countries where income was earned.

Net income for the first quarter increased 7% to $11.4 million compared to $10.7 million in the first quarter of 1997. The increase in net income is due primarily to higher sales volume. The adverse effect of the stronger dollar on the translation of foreign denominated results was offset by a net gain from differences in exchange rates between the comparable periods on various inter-country transactions.


FOREIGN CURRENCY

A significant portion of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's operations are based in Europe, primarily France, Germany and Italy, a strengthening U.S. dollar relative to the major European currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales impacts the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first three months of 1997 was $11.0 million compared to $13.2 million in the same period a year ago. The decrease is primarily attributed to changes in working capital, principally an increase in accounts receivable as compared to the same period a year ago. Total net working capital at March 31, 1997 was $123.3 million compared to $121.0 million at December 31, 1996.

Net cash used by investing activities increased to $15.0 million from $10.2 million a year ago. Management anticipates that capital expenditures for all of 1997 will total between $65 and $70 million.

Net cash provided by financing activities was $8.3 million in 1997 compared to net cash used by financing activities of $2.6 million in 1996. The change is due primarily to an increase in notes payable. The ratio of interest-bearing debt to total capitalization was 23% at March 31, 1997 compared to 21% at December 31, 1996.

The majority of the Company's debt has been and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S. It is expected that this practice will continue.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At March 31, 1997, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of March 31, 1997 and December 31, 1996.

On April 24, 1997, the Board of Directors declared a quarterly dividend of $.07 per share payable on May 28, 1997 to shareholders of record as of May 7, 1997.

ADOPTION OF NEW ACCOUNTING STANDARDS

Effective for periods ending after December 15, 1997, the Company is required to adopt SFAS 128 (Statement of Financial Accounting Standards No. 128, "Earnings Per Share"). SFAS 128 requires companies to calculate basic and diluted earnings per share based upon standards designed to provide consistency and compatibility with calculations of other countries and with that of the International Accounting Standards Committee. The Company does not expect earnings per share as reported to be materially different than basic or diluted earnings per share to be reported upon adoption of the new accounting standard.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibit 27 is included with this report.

          (b) No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AptarGroup, Inc
                                     (Registrant)


                                     By /s/ Stephen J. Hagge
                                     Stephen J. Hagge
                                     Executive Vice President and Chief
                                     Financial Officer, Secretary and Treasurer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)


Date: May 7, 1997