Form 10-Q
period 1997-06-30
APTARGROUP INC
filed 1997-08-13
CIK 896622

Page 1
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ----to----

                         COMMISSION FILE NUMBER 1-11846

                                APTARGROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                         36-3853103
          --------                                         ----------
   (State of Incorporation)                I.R.S. Employer Identification No.)

475 West Terra Cotta Avenue, Suite E,
Crystal Lake, Illinois                                      60014
-------------------------------------                       -----
(Address of Principal Executive Offices)                  (Zip Code)

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

                               Yes X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 8, 1997)

                             Common Stock 17,971,094
                                          ----------

                                APTARGROUP, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
                                      INDEX

PART I.   FINANCIAL INFORMATION                                     Page

ITEM 1.   Financial statements (Unaudited)

          Consolidated Statements of Income -
          Three and Six Months Ended June 30, 1997
          and 1996                                                    3

          Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                         4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1997 and 1996                     6

          Notes to Consolidated Financial Statements                  7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of
          Security Holders                                           11

ITEM 6.   Exhibits and Reports on Form 8-K                           11

SIGNATURE                                                            12

                                APTARGROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)
                                   (UNAUDITED)

                                     Three Months              Six Months
                                    Ended June 30,            Ended June 30,
                                 -------------------      -------------------
                                  1997          1996        1997         1996
                                  ----          ----        ----         ----

NET SALES ..................   $ 171,811    $ 151,047    $ 330,101    $ 304,001

OPERATING EXPENSES:
  Cost of sales ............     110,456       97,859      211,307      196,573
  Selling, research &
   development and
   administrative ..........      28,249       26,161       53,801       51,173
  Depreciation and
   amortization ............      12,781       12,255       25,300       23,744
                               ---------    ---------    ---------    ---------
                                 151,486      136,275      290,408      271,490
                               ---------    ---------    ---------    ---------

OPERATING INCOME ...........      20,325       14,772       39,693       32,511
                               ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense .........      (1,375)      (1,661)      (2,839)      (3,435)
  Interest income ..........         274          381          476          642
  Equity in income of
   affiliate ...............         149          217          331          567
  Minority interests .......        (104)         (95)        (184)        (150)
  Miscellaneous, net .......         449          397          724        1,035
                               ---------    ---------    ---------    ---------
                                    (607)        (761)      (1,492)      (1,341)
                               ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES .      19,718       14,011       38,201       31,170

PROVISION FOR INCOME TAXES .       7,637        5,184       14,707       11,670
                               ---------    ---------    ---------    ---------

NET INCOME .................   $  12,081    $   8,827    $  23,494    $  19,500
                               =========    =========    =========    =========

NET INCOME PER COMMON SHARE:   $     .67    $     .49    $    1.31    $    1.09
                               =========    =========    =========    =========

Average number of shares
 outstanding (in thousands)       17,961       17,938       17,957       17,934


       See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                        June 30,   December 31,
                                                          1997         1996
                                                          ----         ----
ASSETS

CURRENT ASSETS:
  Cash and equivalents ..........................      $  25,742    $  16,386
  Accounts and notes receivable, less allowance
   for doubtful accounts of $3,595 in 1997
   and $3,623 in 1996 ...........................        139,000      130,885
  Inventories ...................................         76,054       75,930
  Prepayments and other .........................         16,078       14,030
                                                       ---------    ---------
                                                         256,874      237,231
                                                       ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements ....................         73,010       75,971
  Machinery and equipment .......................        438,426      440,743
                                                       ---------    ---------
                                                         511,436      516,714
  Less: Accumulated depreciation ................       (270,621)    (265,780)
                                                       ---------    ---------
                                                         240,815      250,934
  Land ..........................................          4,038        4,395
                                                       ---------    ---------
                                                         244,853      255,329
                                                       ---------    ---------

OTHER ASSETS:
  Investments in affiliates .....................         14,295       14,970
  Goodwill, less accumulated amortization of
   $5,480 in 1997 and $5,505 in 1996 ............         42,274       47,261
  Miscellaneous .................................         17,432       21,345
                                                       ---------    ---------
                                                          74,001       83,576
                                                       ---------    ---------

      TOTAL ASSETS ..............................      $ 575,728    $ 576,136
                                                       =========    =========


          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                         June 30,   December 31,
                                                           1997        1996
                                                           ----        ----
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Notes payable ..................................      $   6,277    $   4,145
  Current maturities of long-term obligations ....          7,808        9,540
  Accounts payable and accrued liabilities .......        118,711      102,574
                                                        ---------    ---------
                                                          132,796      116,259
                                                        ---------    ---------

LONG-TERM OBLIGATIONS ...........................          71,925       76,569
                                                        ---------    ---------

DEFERRED LIABILITIES AND OTHER:
  Deferred income taxes ..........................         19,318       22,884
  Retirement and deferred compensation plans .....         12,290       12,952
  Minority interests .............................          4,471        4,381
  Deferred and other non-current liabilities .....          6,850        7,392
                                                        ---------    ---------
                                                           42,929       47,609
                                                        ---------    ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value ...................            180          179
  Capital in excess of  par value ................        103,884      103,572
  Retained earnings ..............................        254,365      233,385
  Cumulative foreign currency translation
    adjustment ...................................        (30,351)      (1,437)
                                                        ---------    ---------
                                                          328,078      335,699
                                                        ---------    ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....      $ 575,728    $ 576,136
                                                        =========    =========


          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
              (Dollars in Thousands, brackets denote cash outflows)
                                   (UNAUDITED)
                                                     Six Months Ended  June 30,
                                                     --------------------------
                                                           1997       1996
                                                           ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................   $ 23,494    $ 19,500
  Adjustments to reconcile net income
      to net cash provided by operations:
  Depreciation ......................................     23,940      22,411
  Amortization ......................................      1,360       1,333
  Provision for bad debts ...........................        359         243
  Minority interests ................................        184         150
  Deferred income taxes .............................        298       2,598
  Retirement and deferred compensation plans ........      1,098        (489)
  Equity in income of affiliates in
    excess of cash distributions received ...........       (331)       (567)
  Changes in balance sheet items,
    excluding effects from foreign currency
    adjustments:
  Accounts receivable ...............................    (19,535)     (9,402)
  Inventories .......................................     (6,777)     (2,244)
  Prepaid and other current assets ..................     (2,542)     (5,968)
  Accounts payable and accrued liabilities ..........     24,072       3,171
  Other changes, net ................................       (646)     (1,622)
                                                        --------    --------
  NET CASH PROVIDED BY OPERATIONS ...................     44,974      29,114
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................    (34,560)    (25,507)
  Disposition of property and equipment .............        445         449
  Disposition of businesses .........................       --         3,320
  (Proceeds) collections of notes receivable, net ...        (48)        465
  Investments in affiliates .........................       --           (11)
                                                        --------    --------
  NET CASH USED BY INVESTING ACTIVITIES .............    (34,163)    (21,284)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable ..............      5,172      (2,795)
  Proceeds from long-term obligations ...............        980       6,840
  Repayments of long-term obligations ...............     (3,664)     (4,740)
  Dividends paid ....................................     (2,514)     (2,510)
  Proceeds from stock options exercised .............        311         274
                                                        --------    --------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..        285      (2,931)
                                                        --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............     (1,740)       (533)
                                                        --------    --------

NET INCREASE IN CASH AND EQUIVALENTS ................      9,356       4,366
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .........     16,386      17,332
                                                        --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ...............   $ 25,742    $ 21,698
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

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

NOTE 2 - INVENTORIES

At June 30, 1997 and December 31, 1996, inventories, by component, consisted of:

                                      June 30,   December 31,
                                        1997        1996
                                        ----        ----

     Raw Materials ................   $ 24,149    $ 25,150
     Work in progress .............     23,669      23,533
     Finished goods ...............     30,422      29,283
                                      --------    --------
              Total ...............     78,240      77,966
     Less LIFO reserve ............     (2,186)     (2,036)
                                      --------    --------
              Total ...............   $ 76,054    $ 75,930
                                      ========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended June 30, 1997 totaled $171.8 million and $330.1 million, respectively, increases of approximately 14% and 9% when compared to the corresponding periods of 1996. The translation of AptarGroup's foreign sales was negatively affected by the stronger U.S. dollar relative to the same three and six month periods of 1996. If the dollar exchange rate had been constant, sales for the three and six months ended June 30, 1997 would have increased approximately 20% and 15%, respectively. The increase for the quarter and six months ended June 30, 1997, is primarily attributed to volume increases in the Company's primary markets. The Company continues to experience price competition in all of its markets.

Sales to customers by European operations represented approximately 56% and 57%, of net sales for the quarter and six months ended June 30, 1997, respectively, compared to 58% for the same periods a year ago. Sales to customers by U.S. operations represented 40% and 39% of net sales for the quarter and six months ended June 30, 1997 compared to 39% and 37% for the same periods a year ago.

Cost of sales as a percent of net sales decreased to 64.3% in the second quarter of 1997 compared to 64.8% in the same period a year ago. For the first six months of 1997, cost of sales as a percent of net sales decreased to 64.0% compared to 64.7% in the same period a year ago. The decrease for the quarter and six months ended June 30, 1997 is attributed to the mix of products sold, cost savings and a net gain from changes in exchange rates between the comparable quarters on inter-country transactions.

Selling, general and administrative expenses (SG&A) increased 8% to $28.2 million in the second quarter of 1997 compared to $26.2 million in the same period a year ago. As a percent of net sales, SG&A decreased in the second quarter of 1997 to 16.4% from 17.3% a year ago. SG&A for the six months ended June 30, 1997 increased 5% to $53.8 million compared to $51.2 million a year. As a percent of net sales, SG&A decreased in the first six months of 1997 to 16.3% compared to 16.8% a year ago. The decrease in relation to net sales was the result of continued cost containment efforts.

Operating income increased to $20.3 million in the second quarter of 1997 compared to $14.8 million for the same period a year ago. The increase is due to higher sales volume, change in mix of products sold, and cost savings. In addition, approximately $1 million of the increase is due to the positive effect of gains on inter-country transactions net of the negative impact of translation.

European operations represented 70% and 71% of operating income in the second quarter and year to date of 1997, respectively, as compared to 64% and 68% in the same periods a year ago. U.S. operations represented 44% and 42% of operating income in the second quarter and year to date in 1997 as compared to 48% and 42% in the corresponding periods of 1996. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations and corporate expenses.

The effective tax rate for the second quarter and six months ended June 30, 1997 was 38.7% and 38.5% compared to 37.0% and 37.4% for the same periods a year ago. The rate differential is due to a change in the mix of countries where income was earned.

After quarter end, the French government announced a proposal to increase the French corporate tax rate by 5% from approximately 36.7% to 41.7% that will be retroactive to the first of the year. This proposal is expected to be enacted during the third quarter. The Company cannot predict the exact effect of this change on the overall tax rate due to the uncertainty of mix of income by country. However, the impact of this rate change for 1997 is estimated to increase the Company's effective tax rate by approximately 1.5%. In addition, the impact of the adjustment to deferred taxes due to the French tax rate increase is estimated to be approximately $1.2 million.

Net income for the second quarter increased 37% to $12.1 million compared to $8.8 million in the second quarter of 1996. Net income for the six months ended June 30, 1997, increased 20% to $23.5 million as compared to $19.5 million in the same period a year ago. The increase in net income for the quarter and six months ended June 30, 1997 is primarily due to higher sales volume and cost containment efforts.

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

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales impact the Company's results of operations.

QUARTERLY TRENDS

AptarGroup's results of operations in the second half of the year typically have been negatively impacted by European summer holidays and customer plant shutdowns in December. In the future, AptarGroup's results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup's products are sold or changes in general economic conditions in any of the countries in which AptarGroup does business.

LIQUIDITY AND CAPITAL RESOURCES

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first six months of 1997 was $45.0 million compared to $29.1 million in the same period a year ago.

The increase is primarily attributed to changes in working capital. Total net working capital at June 30, 1997 was $124.1 million compared to $121.0 million at December 31, 1996.

Net cash used by investing activities increased to $34.2 million from $21.3 million a year ago. Management anticipates that capital expenditures for all of 1997 will be approximately $70 million.

Net cash provided by financing activities was $285 thousand in the first six months of 1997 compared to net cash used by financing activities of $2.9 million in 1996. The ratio of interest-bearing debt to total capitalization was 21% at June 30, 1997 and December 31, 1996.

The majority of the Company's debt has been, and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S. It is expected that this practice will continue.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At June 30, 1997, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of June 30, 1997 and December 31, 1996.

The revolving credit agreement and a private placement agreement contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

On July 24, 1997, the Board of Directors declared a quarterly dividend of $.08 per share payable on August 26, 1997 to shareholders of record as of August 5, 1997. The $.08 per share represents an increase of 14% over the previous quarter's dividend.

LITIGATION

During the second quarter of 1997, the Company received a judgment in its favor as plaintiff in a patent infringement lawsuit relating to an aerosol valve component. The Company was awarded $7.8 million plus interest. The decision has been appealed and the Company cannot predict the ultimate outcome or timing of such appeal. This award is not included in the financial results.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 14, 1997. A vote was taken by ballot for the election of three directors to hold office until the 2000 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:
                                                                    Broker
             Nominee                      For         Withhold     Non-votes
            ---------                    ----         --------     ---------

Eugene Barnett .....................   14,941,436      186,157        -0-
Ralph Gruska ..................... .   14,942,080      185,513        -0-
Leo A. Guthart .....................   14,948,117      179,476        -0-

No votes were cast for any other nominee for director. The directors continuing in office until the 1998 Annual Meeting of Stockholders are William W. Harris, Alfred Pilz, and Carl A. Siebel. Directors continuing in office until the 1999 Annual Meeting are King Harris, Ervin J. LeCoque and Peter Pfeiffer.

No other matters were submitted to a vote by ballot at the 1997 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits 10.18 and 27 are included with this report.
(b)    No reports on Form 8-K were filed for the quarter ended
        June 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AptarGroup, Inc.
                                      (Registrant)


                                      By /s/ Stephen J. Hagge
                                         --------------------
                                      Stephen J. Hagge
                                      Executive Vice President and Chief
                                      Financial Officer, Secretary and
                                       Treasurer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)


Date: August 13, 1997