Form 10-Q
period 1997-09-30
APTARGROUP INC
filed 1997-11-12
CIK 896622

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ----to----

                         COMMISSION FILE NUMBER 1-11846

                                APTARGROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               36-3853103
        (State of Incorporation)        (I.R.S. Employer Identification No.)

475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois     60014
------------------------------------------------------------     -----
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

                                    Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 10, 1997)

                             Common Stock 17,985,347

                                APTARGROUP, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX

  PART I.    FINANCIAL INFORMATION                                      Page

  ITEM 1.    Financial statements (Unaudited)

             Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 1997
             and 1996                                                    3

             Consolidated Balance Sheets -
             September 30, 1997 and December 31, 1996                    4

             Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1997 and 1996               6

             Notes to Consolidated Financial Statements                  7

  ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8

  PART II.   OTHER INFORMATION

  ITEM 6.    Exhibits and Reports on Form 8-K                            11

  SIGNATURE                                                              12

                                APTARGROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1997 and 1996
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                   Three Months               Nine Months
                                 Ended September 30,       Ended September 30,
                                 -------------------       -------------------
                                  1997         1996         1997         1996
                                  ----         ----         ----         ----

NET SALES ..................   $ 163,525    $ 155,917    $ 493,626    $ 459,918

OPERATING EXPENSES:
 Cost of sales .............     104,461      101,774      315,768      298,347
 Selling, research &
  development and
  administrative ...........      26,786       25,849       80,587       77,022
 Depreciation and
  amortization..............      11,772       12,727       37,072       36,471
                               ---------    ---------    ---------    ---------
                                 143,019      140,350      433,427      411,840
                               ---------    ---------    ---------    ---------

OPERATING INCOME ...........      20,506       15,567       60,199       48,078
                               ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
 Interest expense ..........      (1,329)      (1,623)      (4,168)      (5,058)
 Interest income ...........         232          168          708          810
 Equity in income of
  affiliates................         215          325          546          892
 Minority interests ........        (102)         (46)        (286)        (196)
 Miscellaneous, net ........         762          137        1,486        1,172
                               ---------    ---------    ---------    ---------
                                    (222)      (1,039)      (1,714)      (2,380)
                               ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES .      20,284       14,528       58,485       45,698

PROVISION FOR INCOME TAXES .       7,810        5,521       22,517       17,191
                               ---------    ---------    ---------    ---------

NET INCOME .................   $  12,474    $   9,007    $  35,968    $  28,507
                               =========    =========    =========    =========

PER COMMON SHARE:
 Net income.................   $     .69    $     .50    $    2.00    $    1.59
                               =========    =========    =========    =========

Average number of shares
 outstanding (in thousands).      17,975       17,941       17,963       17,936


          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                          1997        1996
                                                          ----        ----
ASSETS

CURRENT ASSETS:
 Cash and equivalents ..............................   $  29,803    $  16,386
 Accounts and notes receivable, less allowance for
  doubtfulaccounts of $3,895 in 1997 and $3,623
  in 1996 ..........................................     144,628      130,885
 Inventories .......................................      78,568       75,930
 Prepayments and other .............................      16,733       14,030
                                                       ---------    ---------
                                                         269,732      237,231
                                                       ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
 Buildings and improvements ........................      74,743       75,971
 Machinery and equipment ...........................     450,142      440,743
                                                       ---------    ---------
                                                         524,885      516,714
 Less: Accumulated depreciation ....................    (279,204)    (265,780)
                                                       ---------    ---------
                                                         245,681      250,934
 Land ..............................................       4,215        4,395
                                                       ---------    ---------
                                                         249,896      255,329
                                                       ---------    ---------

OTHER ASSETS:
 Investments in affiliates .........................      15,020       14,970
 Goodwill, less accumulated amortization of $5,720
  in 1997 and $5,505 in 1996 .......................      41,694       47,261
 Miscellaneous .....................................      15,680       21,345
                                                       ---------    ---------
                                                          72,394       83,576
                                                       ---------    ---------

 TOTAL ASSETS ......................................   $ 592,022    $ 576,136
                                                       =========    =========


          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    September  30,  December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                     1997           1996
                                                         ----           ----


CURRENT LIABILITIES:
 Notes payable .....................................   $   8,931    $   4,145
 Current maturities of long-term obligations .......       7,579        9,540
 Accounts payable and accrued liabilities ..........     124,188      102,574
                                                       ---------    ---------
                                                         140,698      116,259
                                                      ---------    ---------

LONG-TERM OBLIGATIONS ..............................      71,458       76,569
                                                       ---------    ---------

DEFERRED LIABILITIES AND OTHER:
 Deferred income taxes .............................      19,153       22,884
 Retirement and deferred compensation plans ........      11,583       12,952
 Minority interests ................................       4,577        4,381
 Deferred and other non-current liabilities ........       6,864        7,392
                                                       ---------    ---------
                                                          42,177       47,609
                                                       ---------    ---------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value ......................         180          179
 Capital in excess of  par value ...................     104,262      103,572
 Retained earnings .................................     265,402      233,385
 Cumulative foreign currency translation adjustment.     (32,155)      (1,437)
                                                       ---------    ---------
                                                         337,689      335,699
                                                       ---------    ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $ 592,022    $ 576,136
                                                       =========    =========


          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
              (Dollars in Thousands, brackets denote cash outflows)
                                   (Unaudited)
                                                      Nine Months Ended
                                                       September  30,
CASH FLOWS FROM OPERATING ACTIVITIES:                  1997        1996
                                                       ----        ----
 Net income .....................................   $ 35,968    $ 28,507
 Adjustments to reconcile net income
     to net cash provided by operations:
 Depreciation ...................................     35,116      34,283
 Amortization ...................................      1,956       2,188
 Provision for bad debts ........................        704         905
 Minority interests .............................        285         196
 Deferred income taxes ..........................          2       2,866
 Retirement and deferred compensation plans .....      1,277        (482)
 Equity in income of affiliates in
  excess of cash distributions received .........       (546)       (892)
 Changes in balance sheet items,
  excluding effects from foreign
   currency adjustments:
 Accounts receivable ............................    (25,854)    (18,771)
 Inventories ....................................     (9,755)     (1,254)
 Prepaid and other current assets ...............     (2,925)     (4,170)
 Accounts payable and accrued liabilities .......     29,042       3,126
 Other changes, net .............................        278      (2,071)
                                                    --------    --------
 NET CASH PROVIDED BY OPERATIONS ................     65,548      44,431
                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...........................    (52,076)    (44,889)
 Disposition of property and equipment ..........      1,122         669
 Disposition of businesses ......................       --         3,319
 (Proceeds) collections of notes receivable, net        (565)        283
 Investments in affiliates ......................       (400)        (11)
                                                    --------    --------
 NET CASH USED BY INVESTING ACTIVITIES ..........    (51,919)    (40,629)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable ......................      8,109         236
 Proceeds from long-term obligations ............      1,557       7,613
 Repayments of long-term obligations ............     (4,701)     (6,951)
 Dividends paid .................................     (3,951)     (3,766)
 Proceeds from stock options exercised ..........        690         365
                                                    --------    --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      1,704      (2,503)
                                                    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........     (1,916)       (370)
                                                    --------    --------

NET INCREASE IN CASH AND EQUIVALENTS ............     13,417         929
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .....     16,386      17,332
                                                    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ...........   $ 29,803    $ 18,261
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

NOTE 2 - INVENTORIES

At September 30, 1997 and December 31, 1996, inventories, by component, consisted of:

                                      September 30,      December 31,
                                          1997              1996
                                          ----              ----

Raw materials .....................     $ 24,375          $ 25,150
Work in progress ..................       24,555            23,533
Finished goods ....................       31,874            29,283
                                        --------          --------
         Total ....................       80,804            77,966
Less LIFO reserve .................       (2,236)           (2,036)
                                        --------          --------
         Total ....................     $ 78,568          $ 75,930
                                        ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS

Net sales for the quarter and nine months ended September 30, 1997 totaled $163.5 million and $493.6 million, respectively, increases of approximately 5% and 7% when compared to the corresponding periods of 1996. Sales were negatively affected by the translation of AptarGroup's foreign sales due to the stronger U.S. dollar relative to the same three and nine month periods of 1996. If the dollar exchange rate had been constant, sales for the three and nine months ended September 30, 1997 would have increased approximately 16%. The increase for the quarter and nine months ended September 30, 1997 is primarily attributed to continued strength of sales of the Company's major product lines to all markets despite a competitive pricing environment.

Sales to customers by European operations represented approximately 52% and 55%, respectively, of net sales for the quarter and nine months ended September 30, 1997, compared to 58% for the same periods a year ago. Sales to customers by U.S. operations represented 43% and 40% of net sales for the quarter and nine months ended September 30, 1997 compared to 38% for the same periods a year ago.

Cost of sales as a percent of net sales decreased to 63.9% in the third quarter of 1997 compared to 65.3% in the same period a year ago. For the first nine months of 1997, cost of sales as a percent of net sales decreased to 64.0% compared to 64.9% in the same period a year ago. The decrease for the quarter and nine months ended September 30, 1997 is attributed to the mix of products sold, cost savings and a net gain from changes in exchange rates between the comparable quarters on inter-country transactions.

Selling, R&D and administrative expenses (SG&A) increased 3.6% to $26.8 million in the third quarter of 1997, compared to $25.8 million in the same period a year ago. As a percent of net sales, SG&A decreased in the third quarter of 1997 to 16.4% from 16.6% a year ago. SG&A for the nine months ended September 30, 1997, increased 4.6% to $80.6 million compared to $77.0 million a year ago. As a percent of net sales, SG&A decreased in the first nine months of 1997 to 16.3% compared to 16.7% a year ago. The decrease in relation to net sales was the result of continued cost containment efforts.

Operating income increased to $20.5 million in the third quarter of 1997 compared to $15.6 million for the same period a year ago. For the first nine months of 1997, operating income increased to $60.2 million compared to $48.1 million for the same period a year ago. The increase for the quarter and nine months ended September 30, 1997 is due to higher sales volume, change in mix of products sold and cost savings. In addition, approximately $1.7 million and $3.1 million of the increase for the quarter and nine months ended September 30, 1997, respectively, is due to the positive effect of gains on inter-country transactions net of the negative impact of translation.

European operations represented 74% of total operating income in the third quarter and year to date of 1997, respectively, compared to 72% and 69% for the same periods a year ago. U.S. operations represented 41% and 40% of operating income in the third quarter and year to date in 1997, compared to 39% and 41% in the corresponding periods in 1996. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations and corporate expenses.

The effective tax rate for the third quarter and nine months ended September 30, 1997 was 38.5%, compared to 38.0% and 37.6% for the same periods a year ago. The rate differential is due to a change in mix of countries where income was earned.

On October 22, 1997, the French Parliament adopted an increase in the corporate tax rate from 36.7% to 41.7% retroactive to January 1, 1997. Since the taxable income in France for 1997 is uncertain, it is difficult to predict the exact effect of this change for the year. However, based upon projected 1997 taxable income in France, the Company estimates the impact of the rate increase for the full year to be an increase in income tax expense of approximately $1.6 million which will be recorded in the fourth quarter. Of this amount, approximately $300 thousand relates to an adjustment to deferred taxes.

Net income for the third quarter increased 38.5% to $12.5 million compared to $9.0 million in the third quarter of 1996. Net income for the nine months ended September 30, 1997, increased 26.2% to $36.0 million compared to $28.5 million in the same period a year ago. The increase in net income for the quarter and nine months ended September 30, 1997 is primarily due to higher sales volume and cost containment efforts.

FOREIGN  CURRENCY

A significant portion of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's operations are based in Europe- primarily France, Germany and Italy - a strengthening U.S. dollar relative to the major European currencies has an dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales also impact the Company's results of operations.

QUARTERLY TRENDS

AptarGroup's results of operations for the fourth quarter typically have been negatively impacted by customer plant shutdowns and holidays in December. In the future, AptarGroup's results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup's products are sold and changes in general economic conditions in any of the countries in which AptarGroup does business.

LIQUIDITY AND CAPITAL RESOURCES

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first nine months of 1997 was $65.5 million compared to $44.4 million in the same period a year ago. The increase is primarily attributed to less cash used for working capital in 1997. Total net working capital at September 30, 1997 was $129.0 million compared to $121.0 million at December 31, 1996.

Net cash used by investing activities in the first nine months of 1997 increased to $51.9 million from $40.6 million in the same period a year ago. Management anticipates that capital expenditures for all of 1997 will be approximately $70 million.

Net cash provided by financing activities was $1.7 million in the first nine months of 1997 compared to net cash used by financing activities of $2.5 million in 1996. The ratio of interest-bearing debt to total capitalization was 21% at September 30, 1997 and December 31, 1996.

The majority of the Company's debt has been and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S. It is expected that this practice will continue.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At September 30, 1997, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of September 30, 1997 and December 31, 1996.

The revolving credit agreement and the private placement agreement contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

On October 23, 1997, the Board of Directors declared a quarterly dividend of $.08 per share payable on November 25, 1997 to shareholders of record as of November 4, 1997.

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

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements are effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements. Statement No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and interim financial reports. The Company is currently evaluating both of the new Statements and plans to adopt the standards during the year ending December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibit 27 is included with this report.
  (b)    No reports on Form 8-K were filed for the quarter ended
            September 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AptarGroup, Inc.
                                               (Registrant)



                                       By  \s\ Stephen J. Hagge
                                           --------------------
                                           Stephen J. Hagge
                                           Executive Vice President and Chief
                                           Financial Officer, Secretary and
                                           Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

Date: November 11, 1997