Form 10-K
period 1997-12-31
APTARGROUP INC
filed 1998-03-27
CIK 896622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates, based on the closing sales price for the Common Stock on the New York Stock Exchange on March 25, 1998, was approximately $915,122,000. The number of shares outstanding of Common Stock, as of March 25, 1998 was 18,002,860 shares held by approximately 900 shareholders of record.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1998 are incorporated by reference into Part III of this report.

                                APTARGROUP, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1997

                                     PART I
                                                                   Page

Item 1  Business                                                     3

Item 2  Properties                                                  10

Item 3  Legal Proceedings                                           10

Item 4  Submission of Matters to a Vote of Security-Holders         11

                                     PART II

Item 5  Market for Registrant's Common Equity and Related
          Stockholder Matters                                       11

Item 6  Selected Financial Data                                     11

Item 7  Management's Discussion and Analysis of Consolidated
          Results of Operations and Financial Condition             11

Item 7A Quantitative and Qualitative Disclosures about Market
          Risk                                                      11

Item 8  Financial Statements and Supplementary Data                 11

Item 9  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    11

                                    PART III

Item 10 Directors and Executive Officers of the Registrant          11

Item 11 Executive Compensation                                      12

Item 12 Security Ownership of Certain Beneficial
          Owners and Management                                     12

Item 13 Certain Relationships and Related Transactions              12

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                       13

        Signatures                                                  14

                                     PART I

Item 1. Business

(a)     General Development of Business

AptarGroup, Inc. became an independent publicly-owned corporation in April, 1993 as a result of a spin-off from Pittway Corporation (Pittway). The terms
"AptarGroup"  or  "Company"  as used herein  refer to  AptarGroup,  Inc. and its subsidiaries or the former Seaquist Group as appropriate in the circumstance. The Company's business began as a one-product, one-country operation that has become a multinational supplier of a broad line of dispensing packaging systems. The business was started in the late 1940's through its SeaquistPerfect
Dispensing division which manufactured and sold aerosol valves in the United States. In 1964, this business was acquired by Pittway. The Company's business has grown primarily through the acquisition of relatively small companies and internal expansion.
                                              Start-up/
Date    Business                 Country     Acquisition    Initial Product Line
----    --------                 -------     -----------    --------------------

1968    SeaquistPerfect
         Dispensing GmbH
         (formerly Perfect
         Valois Ventil GmbH)     Germany     Acquisition      Aerosol valves
1970    Valois S.A.              France      Acquisition      Aerosol valves
1976    Seaquist Closures        U.S.        Start-up         Closures
1976    35% of certain Pfeiffer
        Group companies          Germany     Acquisition      Pumps
1981    AR Valve product line    U.S.        Acquisition      Aerosol valves
1981    RDW Industries, Inc.     U.S.        Acquisition      Closures
1983    STEP S.A.                France      Acquisition      Pumps
1989    SAR S.p.A.               Italy       Acquisition      Pumps
1993    Remainder of the
         Pfeiffer Group          Germany     Acquisition      Pumps
1995    Liquid Molding
        Systems, Inc. (LMS)      U.S.        Acquisition      Silicone molded
                                                               products
1995    35% of Loffler
        Kunststoffwerk GmbH
        & Co. KG                 Germany     Acquisition      Closures
1995    General Plastics, S.A.   France      Acquisition      Closures
1997    Aptar Suzhou Dispensing
          Systems, Co., Ltd      China       Start-up         Aerosol valves,
                                                               pumps,closures

(b)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The Company operates in the packaging components industry. Financial information relating to operations by geographic area for each of the three years in the period ended December 31, 1997, is set forth in Note 14 ("Segment Information") to the Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders, page 44, which is incorporated herein by reference.

(c)     NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

        The Company designs, manufactures and sells consumer product dispensing systems. The Company focuses on providing value-added components to global consumer product marketers in the fragrance/cosmetics, personal care, pharmaceutical, household products and food industries. Value-added packaging allows consumers to conveniently dispense a product, in an aesthetic looking package, which consistently meets basic dosage characteristics as required. The Company believes it is the largest supplier of dispensing closures, aerosol valves, personal care fine mist pumps and pharmaceutical pumps in North America and the largest supplier of fragrance/cosmetic pumps and pharmaceutical pumps in Europe. The Company has manufacturing facilities primarily located in North America and Europe which serve over 1,000 customers. The Company began production of aerosol valves, pumps and closures in China in 1997.

 PUMPS

        Pumps are finger-actuated dispensing systems which disperse a spray or lotion from non-pressurized containers. Pumps are principally sold to four markets: fragrance/cosmetics, pharmaceutical, personal care and household products. Examples of pump applications in these markets include perfumes, skin creams, oral and nasal sprays, hair sprays and window cleaners. The style of pump used depends largely on the nature of the product being dispensed, from smaller, fine mist pumps used with perfume products to high-output pumps used with household cleaner products.

        AptarGroup believes it is the leading supplier of pharmaceutical pumps to the world, fragrance/cosmetic pumps to Europe and personal care fine mist pumps to North America. An element of the Company's growth strategy is the geographic expansion of pump operations. Adding to the Company's personal care fine mist pump manufacturing capabilities in the U.S., the Company began assembling fragrance/cosmetics pumps in the United States in early 1995 and began production of personal care lotion pumps in 1997. The Company has sales offices in Japan and in 1997, began producing pumps in China to enhance its position in the Asian markets. In 1997, 1996 and 1995, pump sales accounted for approximately 60%, 63% and 65%, respectively, of AptarGroup's net sales.

FRAGRANCE/COSMETICS

        The Company believes it is the leading supplier of pumps to the fragrance/cosmetics market in Europe. Pumps are manufactured to meet exacting size and performance requirements. Significant research, time and coordination with the customers development staff is required to qualify a pump for use with their products. Recently, the Company developed several new pumps for the fragrance/cosmetics market. An example is a pump that permanently affixes to a bottle without the need for crimping, enabling customers to assemble their finished product more easily, efficiently and economically. Another example is a tubeless pump. The conventional tube, the device that takes the product up from the bottom of the container when the button on top is pushed down, was removed. In its place, a reservoir was substituted. During 1997, the REPLICA(R) pump was introduced for miniature fragrance packages. REPLICA is a small fine mist pump, with a mechanism just 32 millimeters in length. Despite its size, REPLICA combines aesthetically pleasing design with the same high level of performance as AptarGroup's conventional pumps.

        Within the market, the Company expects the use of pumps to continue to increase, particularly in the cosmetics sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which may provide growth opportunities for the Company.

PHARMACEUTICAL

        The Company considers itself to be the leading supplier of pumps to the pharmaceutical industry worldwide. AptarGroup has clean room manufacturing facilities in France, Germany and Switzerland which produce pumps in a contaminant-controlled environment. The Company believes the use of pumps in the dispensing of pharmaceuticals will continue to increase. Demand is increasing for the Company's pumps which provide consistent doses of particular drugs. During 1997, AptarGroup expanded its sales of unit dose pumps to applications that deliver medicine for migraine relief in a nasal spray. This system ensures that medication is administered quickly and effectively. AptarGroup is also working with pharmaceutical companies to design dispensing systems for the delivery of such medications as flu vaccines and cold remedies.

PERSONAL CARE

        The Company believes it is the largest supplier of personal care fine mist pumps in North America. Personal care pumps are primarily sold for use in hair care and deodorant products. Sales of fine mist pumps to this market have increased significantly over the last several years. The Company has been a supplier of lotion pumps to the personal care market primarily in Europe and is expanding sales of lotion pumps to the personal care market in North America.

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

CLOSURES

        Dispensing closures are plastic caps, primarily for squeezable containers, which allow a product to be dispensed without removing the cap. Although the Company sells dispensing closures to all markets, the majority of the Company's sales have been to the personal care market. The Company believes that it is the largest manufacturer of dispensing closures in North America. In 1997, 1996 and 1995, dispensing closure sales accounted for approximately 19%, 18% and 16%, respectively, of AptarGroup's net sales.

        Sales of dispensing closures have grown as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. As a result of this trend, consumer marketers are continually evaluating opportunities to convert non-dispensing closures to dispensing closures in order to differentiate their products and make them more appealing to customers. An example of this is the conversion of shampoo packages from twist-off caps to dispensing closures. Similar conversions have occurred with toothpaste, ketchup and skin care products. The Company believes future growth opportunities exist for converting other products to dispensing closures.

        The Company's growth strategy for the dispensing closure business is to gain greater market share in the European, South American and Asian markets, to develop new innovative products and to adapt existing products for new markets.

PERSONAL CARE

        Historically, the Company's primary focus for dispensing closures has been the personal care industry. Products with dispensing closures include shampoos, skin lotions, conditioners and toothpaste. In order to expand its business in this market, the Company has focused on the development of new products including SimpliSqueeze(R), a no-leak, invertible closure with one-hand dispensing convenience. SimpliSqueeze features a silicone valve that enables the product to be dispensed with a slight squeeze of the bottle, and upon release, closes firmly and does not leak. Consumer awareness of the innovative SimpliSqueeze closure is expected to grow as a result of its current use with hair care, shower gel and moisturizing lotion products and other expected customer applications.

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

FOOD

        In the food market, the Company believes opportunities for future applications exist comparable to the conversion of ketchup packaging to a dispensing closure. The trend of food manufacturers to offer products in a squeezable dispensing package has increased, for example, in mayonnaise, jellies and salad dressing products. An increase in the conversion of packaging for food products, such as edible oils, to squeezable dispensing closures could provide growth opportunities for the Company. The Company's Directional Pour Spout can also be used with food products.

        During 1997, the advantages of SimpliSqueeze were applied in the non-carbonated beverage market. AptarGroup worked with The Coca-Cola Company to incorporate the SimpliSqueeze valve into their sports drink requirements. Due to this success, AptarGroup is tailoring the SimpliSqueeze technology into other food/beverage markets.

OTHER

        Sales of dispensing closures to the pharmaceutical market has not been significant. The Company is developing products for this market. In addition, the SimpliSqueeze technology is being expanded into the automotive market.

AEROSOL VALVES

        Aerosol valves are mechanisms which dispense product from pressurized containers. The Company sells two different types of aerosol valves. The first type is a continuous spray valve frequently used with hair spray, spray paint, insecticide, automotive products and laundry products. The second type of valve is a metered aerosol valve used to dispense precise amounts of product. This valve is primarily sold to the pharmaceutical market for lung and heart medications. In 1997, 1996 and 1995, aerosol valve sales accounted for approximately 19%, 17% and 18%, respectively, of AptarGroup's net sales.

        Over the past 25 years, the number of aerosol valve companies in North America and Europe has decreased significantly. The majority of the North American market is concentrated in three companies. AptarGroup believes it is the largest aerosol valve supplier in North America. The Companys aerosol valves have historically been targeted primarily to the personal care and household markets.

PERSONAL CARE

        The primary applications in the personal care market include hair products, deodorants and shaving creams. Demand for aerosol valves is dependent upon the consumers preference for application, consumer perception of environmental impact, and changes in demand for the products in this market.

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

RESEARCH AND DEVELOPMENT

        The Company is continuously involved in developing innovative products and adapting existing products for new markets. Expenditures for research and development activities were $20.8 million, $20.1 million, and $17.5 million in 1997, 1996 and 1995, respectively. These costs were associated with a number of products in varying stages of development.

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

TECHNOLOGY

        Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, the Company uses advanced plastic injection molding technology, including large cavitation plastic injection molds. These molds are required to maintain tolerances as small as one thousandth of an inch and produce in a high-speed, cost-efficient manner. The acquisitions of LMS and General Plastics added significant new molding technologies. LMSs experience in liquid silicone rubber molding allows the Company to pursue opportunities to use silicone molding in other product lines. The Company plans to use the bi-injection molding technology used by General Plastics to develop new innovative products for the packaging industry.

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

CUSTOMERS

        The demand for AptarGroup's products is influenced by the demand for the products of AptarGroup's customers. Demand for the products of AptarGroup's customers may be affected by general economic conditions, government regulations, tariffs and other trade barriers. AptarGroup's customers include many of the largest fragrance/cosmetics, personal care, pharmaceutical, household products and food marketers in the U.S. and Europe. The Company has over 1,000 customers with no single customer accounting for greater than 10% of 1997 net sales. Over the past few years, a consolidation of the Company's customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of the Company's product line and its international presence.

INTERNATIONAL BUSINESS

        A significant portion of AptarGroup's operations is located in Europe. Sales in Europe for the years ended December 31, 1997, 1996 and 1995 were approximately 55%, 58%, and 60%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in France, Germany, Ireland, Italy, Spain and Switzerland. Other foreign geographic areas serviced by AptarGroup include Argentina, Australia, Brazil, Canada, England, Japan, and Mexico, though the combined sales from these areas is not significant to AptarGroup's consolidated sales. During 1996, the Company established a manufacturing facility in China that began producing valves in early 1997. In late 1997, production of pumps and dispensing closures were added at this facility.

FOREIGN CURRENCY

        A significant portion of AptarGroup's operations is located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of financial position and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's foreign operations are based in Europe, a weakening U.S. dollar relative to the major European currencies has a positive translation effect on the Company's financial condition and results of operations. Conversely, a strengthening U.S. dollar would have the opposite effect. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the United States.

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

WORKING CAPITAL PRACTICES

        Collection and payment periods tend to be longer for the Company's operations located outside the United States due to local business practices. Historically, the Company has not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS

        AptarGroup has approximately 4,100 full-time employees. Of the full-time employees, approximately 1,100 are located in North America and substantially all of the remaining 3,000 are located in Europe. No North American employee is covered by a collective bargaining agreement, while the majority of the Company's international employees are covered by collective bargaining arrangements made at either the local or government level in their respective countries. Termination of employees at certain AptarGroup European operations could be costly due to local regulations regarding severance benefits. Management of AptarGroup considers its employee relations to be good.

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

        Certain AptarGroup products are affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of VOCs (volatile organic compounds) into the atmosphere. Certain states within the United States have regulations requiring the reduction in the amount of VOCs that can be released into the atmosphere and the potential exists for this type of regulation to expand to a worldwide basis, including Europe. These regulations require the Company's customers to reformulate certain aerosol and pump products which may affect the demand for such products. The Company owns patents and has developed systems to function with alternate propellant and product formulations.

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

        Future government regulations could include medical cost containment elements. For example, reviews by various governments to determine the number of drugs or prices thereof that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for the Company's pharmaceutical products. The Company believes that the recent focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides an opportunity for the Company to expand sales to the pharmaceutical market. Regulatory requirements impact the Company's customers and could affect the Company's investment in and manufacturing of products for the pharmaceutical market.

(d)     FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
        SALES

        Financial information concerning foreign and domestic operations and export sales is set forth in Note 14 ("Segment Information") to the Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders, page 44, which is incorporated herein by reference.

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

        The locations of the Company's principal manufacturing facilities, by country, are set forth below:

FRANCE                          GERMANY                       CHINA
 Caen                            Bohringen                     Suzhou
 Le Neubourg                     Dortmund
 Le Vaudreuil                    Eigeltingen
 Meaux
 Verneuil Sur Avre



ITALY                           NORTH AMERICA                 UNITED KINGDOM
 San Giovanni Teatino (Chieti)   Cary, Illinois, USA           Leeds, England
 Manoppello                      Midland, Michigan, USA
                                 Mukwonago, Wisconsin, USA
                                 Norwalk, Connecticut, USA
                                 Queretaro, Mexico



SWITZERLAND
 Messovico


        In addition to the above countries, the Company has sales offices or other manufacturing facilities in Argentina, Australia, Brazil, Canada, England, Ireland, Japan, and Spain. The Company's corporate offices are located in Crystal Lake, Illinois.

Item 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

        Legal proceedings involving the Company generally relate to product liability and patent infringement issues. In the opinion of AptarGroup's management, the outcome of pending claims and litigation is not likely to have a material adverse effect on the Company's financial position or the results of its operations.

        Historically, product liability claims for all products of the Company have been minimal. However, the increase in pump and aerosol valve applications for pharmaceutical products may result in an increase in product liability claims. Quality control systems are specifically designed to prevent defects in the Company's products. Additionally, the Company maintains product liability insurance in excess of its historical claims experience.

        During the second quarter of 1997, the Company received a judgment in its favor as plaintiff in a patent infringement lawsuit relating to an aerosol valve component. The Company was awarded $7.8 million plus interest. The decision has been appealed and the Company cannot predict the ultimate outcome or timing of such appeal. This award is not included in the 1997 financial results.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information set forth in Note 15 "Quarterly Data (Unaudited)" to the Consolidated Financial Statements contained in the Company's 1997 Annual Report to Stockholders, page 45, is incorporated herein by reference. The Common Stock of AptarGroup is traded on the New York Stock Exchange (symbol: ATR). As of December 31, 1997, stockholders of record totaled approximately 900.

Item 6. SELECTED FINANCIAL DATA

        The information set forth under the heading "Five Year Summary of Selected Financial Data" appearing on page 47 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 48-51 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth under the headings "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" appearing on pages 28-46 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        Certain information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 1998.

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1998, is incorporated herein by reference.

        In addition to Messrs. Carl A. Siebel and Peter Pfeiffer, each of whom is a director and executive officer of the Company and information with respect to whom is incorporated by reference in this Item 10, executive officers of the Registrant are as follows:

        Jacques Blanie, age 51, Executive Vice President of SeaquistPerfect Dispensing division since 1996 and Geschaftsfuhrer (i.e., Managing Director) of SeaquistPerfect Dispensing GmbH since 1986. In 1996, Perfect-Valois Ventil GmbH changed its name to SeaquistPerfect Dispensing GmbH.

        Francois Boutan, age 55, Financial Director and Controller of the European operations of AptarGroup. Mr. Boutan has served in this capacity since 1988.

        Pierre Cheru, age 64, Directeur General of Valois S.A. Mr. Cheru has served in this capacity since 1978.

        Stephen J. Hagge, age 46, Executive Vice President and Chief Financial Officer, Secretary and Treasurer of AptarGroup since 1993. From 1985 to 1993 Mr. Hagge was the Vice President of Finance of the Seaquist Group.

        Lawrence Lowrimore, age 53, Vice President-Human Resources of AptarGroup since 1993. From 1990 to 1993, Mr. Lowrimore was the Vice President of Human Resources of the Seaquist Group.

        Francesco Mascitelli, age 47, Direttore Generale of SAR S.p.A., an Italian subsidiary. Mr. Mascitelli has served in this capacity since 1991.

        James R. Reed, age 61, President of the SeaquistPerfect Dispensing division. Mr. Reed was President of the Seaquist Valve division since 1987. In 1993, Seaquist Valve changed its name to Seaquist Dispensing and in 1996 to SeaquistPerfect Dispensing.

        Eric S. Ruskoski, age 50, President of the Seaquist Closures division. Mr. Ruskoski has served in this capacity since 1987.

        Hans-Josef Schutz, age 53, Geschsftsfuhrer of the Pfeiffer Group. Mr. Schutz has served in this capacity since May of 1993. From 1983 through April of 1993, Mr. Schutz was the Vice President of the Pfeiffer Group.

        Alain Vichot, age 64, Directeur General Adjoint of Valois S.A. since 1994. From 1987 to 1994, Mr. Vichot was Directeur General of STEP S.A. In early 1998, Mr. Vichot became Vice-President Marketing of AptarGroup.

Item 11.EXECUTIVE COMPENSATION

        The information set forth under the headings "Compensation Committee Interlocks and Insider Participation," "Board Compensation" and "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1998, is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1998, is incorporated herein by reference.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the heading "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 13, 1998, is incorporated herein by reference.

PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

                                                                Location
                                                                --------
        1)Financial Statements required by Item 8 of
           this Form
          Consolidated Balance Sheets                     Annual Report, page 28
          Consolidated Statements of Income               Annual Report, page 30
          Consolidated Statements of Cash Flows           Annual Report, page 31
          Consolidated Statements of Stockholders'
           Equity                                         Annual Report, page 32
          Notes to Consolidated Financial Statements      Annual Report, page 33
          Report of Independent Accountants               Annual Report, page 46

        2)Schedule required by Article 12 of Regulation S-X

          Report of Independent Accountants on
           Financial Statement Schedule                   page 16
          II - Valuation and Qualifying Accounts          page 17

          All other schedules have been omitted because they are not applicable or not required.

        3)Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 18-19 of this report.

(b) Reports on Form 8-K during the quarter ended December 31, 1997:

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of March 1998.

                        AptarGroup, Inc.
                        (Registrant)


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

NAME                               TITLE                              DATE
----                               -----                              ----


/s/ King Harris       Chairman of the Board and Director         March 27, 1998
King Harris



/s/ Carl Siebel       President and Chief Executive Officer and  March 27, 1998
Carl Siebel           Director (Principal Executive Officer)



/s/ Peter Pfeiffer    Vice Chairman of the Board and Director    March 27, 1998
Peter Pfeiffer



/s/ Stephen J. Hagge  Executive Vice President and Chief         March 27, 1998
Stephen J. Hagge      Financial Officer, Secretary and Treasurer
                      (Principal Accounting and Financial Officer)

NAME                               TITLE                             DATE
----                               -----                             ----




/s/ Eugene L. Barnett           Director                         March 27, 1998
Eugene L. Barnett



/s/ Ralph Gruska                Director                         March 27, 1998
Ralph Gruska



/s/ Leo A. Guthart              Director                         March 27, 1998
Leo A. Guthart



/s/ William Harris              Director                         March 27, 1998
William Harris



/s/ Ervin J. LeCoque            Director                         March 27, 1998
Ervin J. LeCoque



/s/ Alfred Pilz                 Director                         March 27, 1998
Alfred Pilz

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of AptarGroup, Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 19, 1998, appearing on page 46 of the 1997 Annual Report to Stockholders of AptarGroup, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Chicago, Illinois
February 19, 1998

Page 17


                                AptarGroup, Inc.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in Thousands)



                             Balance at      Charged to                     Deductions     Balance
                             beginning       costs and                        from         at end
                             of period       expenses        Acquisition    reserve(a)    of period
                             ---------       --------        -----------    ----------    ---------



1997
Allowance for doubtful
accounts                     $3,623          $1,261         $    --         $1,072        $3,812

1996
Allowance for doubtful
accounts                     $3,296          $1,148         $    --         $  821        $3,623

1995
Allowance for doubtful
accounts                     $1,697          $1,580         $     76        $   57        $3,296



(a) Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments, net.


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

3(ii) Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846) is hereby incorporated by reference.

4.1 Rights Agreement dated as of April 6, 1993 between the Company and Chemical Bank, as rights agent, filed as Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")(File No. 1-11846), is hereby incorporated by reference.

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

10.1 AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1 (included as Appendix B to the Prospectus) to the Company's Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the "Form S-1"), is hereby incorporated by reference.**

10.2 AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2 (included as Appendix C to the Prospectus) to the Form S-1, is hereby incorporated by reference.**

10.3 Agreement of Employment dated as of March 28, 1990 of Ervin J. LeCoque, filed as Exhibit 10.3 to the Form S-1 is hereby incorporated by reference.**

10.4 Managing Director Employment Agreement dated January 2, 1981 of Mr. Peter Pfeiffer, filed as Exhibit 10.4 to the Form S-1, is hereby incorporated by reference.**

10.5 Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Form S-1, is hereby incorporated by reference.**

10.6 Service agreement dated April 22, 1993, between AptarGroup, Inc. and Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 to the 1993 10-K, is hereby incorporated by reference.**

10.7 First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the 1993 10-K, is hereby incorporated by reference.**

10.8 Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit
        10.8 to the 1993 10-K, is hereby incorporated by reference.**

10.9 Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Ervin J. LeCoque, filed as Exhibit
        10.9 to the 1993 10-K, is hereby incorporated by reference.**

10.10 Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit
        10.10 to the 1993 10-K, is hereby incorporated by reference.**

10.11 Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit
        10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**

10.12 Managing Director Employment Agreement dated November 15, 1993 of Hans-Josef Schutz, and related pension plan dated October 20, 1989, filed as Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**

10.13 Amendment to Agreement of Employment dated November 20, 1995 of Ervin J. LeCoque, filed as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**

10.14 Executive Employment Agreement dated February 1, 1996 of Stephen J. Hagge, filed as Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**

10.15 AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**

10.16 AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**

10.17   Employment Agreement dated March 6, 1996 of  Eric S. Ruskoski.**

10.18 Amendment to Agreement of Employment dated November 15, 1993 of Hans-Joseph Schutz, filed as exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997 (File No. 1-11846), is hereby incorporated by reference.**

13* 1997 Annual Report to Stockholders (such report, except to the extent specifically incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Form 10-K).

21*     List of Subsidiaries.

23*     Consent of Independent Accountants.

27*     Financial Data Schedule

27.1*   Financial Data Schedule (restated)

27.2*   Financial Data Schedule (restated)


*       Filed herewith.
**      Management contract or compensatory plan or arrangement.
*** This information appears only in the manually signed original of this Form 10-K.