Form 10-Q
period 1998-03-31
APTARGROUP INC
filed 1998-05-15
CIK 896622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1998
                                       OR

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

                         Yes         X                      No
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 12, 1998).

                         Common Stock              18,004,378

                                APTARGROUP, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                                      INDEX



 PART I.     FINANCIAL INFORMATION                                Page

 ITEM 1.  Financial Statements (Unaudited)

              Consolidated Statements of Income -
              Three Months Ended March 31, 1998 and 1997            3

              Consolidated Balance Sheets -
              March 31, 1998 and December 31, 1997                  4

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1998 and 1997            6

              Notes to Consolidated Financial Statements            7

 ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         8


 PART II. OTHER INFORMATION

  ITEM 6.     Exhibits and Reports on Form 8-K                     12


 SIGNATURE                                                         12

                                APTARGROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1998 and 1997
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,

                                                            1998         1997
                                                            ----         ----

NET SALES ............................................   $ 170,942    $ 158,290
                                                         ---------    ---------

OPERATING EXPENSES:
    Cost of sales ....................................     106,709      100,851
    Selling, research & development and administrative      28,201       25,552
    Depreciation and amortization ....................      13,568       12,519
                                                         ---------    ---------
                                                           148,478      138,922
                                                         ---------    ---------
OPERATING INCOME .....................................      22,464       19,368
                                                         ---------    ---------

OTHER INCOME (EXPENSE):
    Interest expense .................................      (1,406)      (1,464)
    Interest income ..................................         275          202
    Equity in income of affiliates ...................         183          182
    Minority interests ...............................         (84)         (80)
    Miscellaneous, net ...............................         646          275
                                                         ---------    ---------
                                                              (386)        (885)
                                                         ---------    ---------

INCOME BEFORE INCOME TAXES ...........................      22,078       18,483

PROVISION FOR INCOME TAXES ...........................       8,897        7,070
                                                         ---------    ---------

NET INCOME ...........................................   $  13,181    $  11,413
                                                         =========    =========

NET INCOME PER COMMON SHARE:
    Basic ............................................   $     .73    $     .64
                                                         =========    =========

    Diluted ..........................................   $     .72    $     .63
                                                         =========    =========

Average number of shares outstanding (in thousands):
    Basic ............................................      17,996       17,954
    Diluted ..........................................      18,358       18,150

          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                        (Unaudited)
                                                          March 31, December 31,
                                                           1998         1997
                                                           ----         ----
ASSETS

CURRENT ASSETS:
  Cash and equivalents ...............................  $  21,970    $  17,717
  Accounts and notes receivable, less allowance for
   doubtful accounts of $3,976 in 1998 and $3,812
   in 1997 ...........................................    158,021      145,034
  Inventories ........................................     80,503       79,262
  Prepayments and other ..............................     18,280       14,148
                                                        ---------    ---------
                                                          278,774      256,161
                                                        ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
  Buildings and improvements .........................     77,653       74,351
  Machinery and equipment ............................    465,597      455,382
                                                        ---------    ---------
                                                          543,250      529,733
  Less: Accumulated depreciation .....................   (288,031)    (281,899)
                                                        ---------    ---------
                                                          255,219      247,834
  Land ...............................................      4,231        3,819
                                                        ---------    ---------
                                                          259,450      251,653
                                                        ---------    ---------

OTHER ASSETS:
  Investments in affiliates ..........................     11,316       16,495
  Goodwill, less accumulated amortization of $6,174
    in 1998 and $6,030 in 1997 .......................     39,726       40,479
  Miscellaneous ......................................     22,521       20,645
                                                        ---------    ---------
                                                           73,563       77,619
                                                        ---------    ---------
 TOTAL ASSETS ........................................  $ 611,787    $ 585,433
                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                           1998         1997
                                                           ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................  $   3,253    $    --
  Current maturities of long-term obligations.........      6,777        2,890
  Accounts payable and accrued liabilities ...........    130,057      122,507
                                                        ---------    ---------
                                                          140,087      125,397
                                                        ---------    ---------

LONG-TERM OBLIGATIONS ................................     78,259       70,740
                                                        ---------    ---------

DEFERRED LIABILITIES AND OTHER:
  Deferred income taxes ..............................     23,814       21,432
  Retirement and deferred compensation plans..........     12,238       11,872
  Minority interests .................................      3,577        4,568
  Deferred and other non-current liabilities..........      8,976        9,369
                                                        ---------    ---------
                                                           48,605       47,241
                                                        ---------    ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value .......................        180          180
  Capital in excess of par value .....................    105,032      104,699
  Retained earnings ..................................    286,265      274,524
  Accumulated other comprehensive income .............    (46,641)     (37,348)
                                                         ---------    ---------
                                                          344,836      342,055
                                                        ---------    ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 611,787    $ 585,433
                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in Thousands, brackets denote cash outflows)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                              1998        1997
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................       $ 13,181    $ 11,413
  Adjustments to reconcile net income
      to net cash provided by operations:
    Depreciation ...................................         12,921      11,839
    Amortization ...................................            647         680
    Provision for bad debts ........................            272         125
    Minority interests .............................             84          80
    Deferred income taxes ..........................            616         (62)
    Retirement and deferred compensation plans .....          1,375         952
    Equity in income of affiliates in
     excess of cash distributions received                     (183)       (182)
    Changes in balance sheet items,
     excluding effects from foreign
     currency adjustments:
      Accounts receivable ..........................        (12,105)    (14,689)
      Inventories ..................................         (1,100)     (4,417)
      Prepaid and other current assets .............         (3,419)     (1,054)
      Accounts payable and accrued liabilities .....          6,230       6,783
      Other changes, net ...........................         (1,742)       (510)
                                                           --------    --------
NET CASH PROVIDED BY OPERATIONS ....................         16,777      10,958
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................        (13,359)    (15,139)
  Disposition of property and equipment ............             56         164
  Acquisition of businesses ........................         (4,901)       --
  Collection /(issuance) of notes receivable, net ..            228         (68)
  Investments in affiliates ........................           (500)       --
                                                           --------    --------
NET CASH USED BY INVESTING ACTIVITIES ..............        (18,476)    (15,043)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in notes payable ..........................          5,453      10,436
  Proceeds from long-term obligations ..............          5,710          42
  Repayments of long-term obligations ..............         (3,717)     (1,073)
  Dividends paid ...................................         (1,440)     (1,257)
  Proceeds from stock options exercised ............            332         159
                                                           --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........          6,338       8,307
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............           (386)     (1,336)
                                                           --------    --------
NET INCREASE IN CASH AND EQUIVALENTS ...............          4,253       2,886
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ........         17,717      16,386
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..............       $ 21,970    $ 19,272
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

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.


NOTE 2 - INVENTORIES

At March 31, 1998 and December 31, 1997, inventories, by component, consisted of:

                                       March 31,     December 31,
                                         1998            1997
                                         ----            ----

Raw materials .....................   $ 27,770         $ 27,187
Work in progress ..................     21,609           21,920
Finished goods ....................     32,373           31,404
                                      --------         --------
  Total ...........................     81,752           80,511
Less LIFO reserve .................     (1,249)          (1,249)
                                      --------         --------
  Total ...........................   $ 80,503         $ 79,262
                                      ========         ========

NOTE 3 - CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, AptarGroup adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. AptarGroup's total comprehensive income was as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                               1998       1997
                                                               ----       ----
Net income ..................................               $ 13,181   $ 11,413
Less: foreign currency translation adjustment                 (9,293)   (20,657)
                                                            --------    --------
Total comprehensive income (loss) ...........               $  3,888   $ (9,244)
                                                            ========    ========


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998 totaled $170.9 million, an increase of approximately 8% from the corresponding period of 1997. Sales were negatively affected by the translation of AptarGroup's foreign sales due to the stronger U.S. dollar relative to the same three month period of 1997. If the dollar exchange rate had been constant, sales for the three months ended March 31, 1998 would have increased approximately 14%. The increase for the quarter ended March 31, 1998 is primarily attributed to strong sales of pumps to the pharmaceutical market worldwide, increased sales of pumps and aerosol valves to the personal care market in Europe and increased sales to the fragrance/cosmetic market worldwide.

European sales represented approximately 56% of net sales for the quarter ended March 31, 1998, compared to 58% for the same period a year ago. U.S. sales represented 39% of net sales for the quarter ended March 31, 1998 compared to 38% for the same period a year ago. Sales from other foreign operations represented 5% of net sales for the quarter ended March 31, 1998 compared to 4% for the same period a year ago.

Cost of sales as a percent of net sales decreased to 62.4% in the first quarter of 1998 compared to 63.7% in the same period a year ago. The decrease for the quarter ended March 31, 1998 is attributed to the mix of products sold, cost savings and a net gain from changes in exchange rates between the comparable quarters on inter-country transactions.

Selling, research & development and administrative expenses (SG&A) increased 10.4% to $28.2 million in the first quarter of 1998, compared to $25.6 million in the same period a year ago. As a percent of net sales, SG&A increased in the first quarter of 1998 to 16.5% from 16.1% a year ago.

Operating income increased to $22.5 million in the first quarter of 1998 compared to $19.4 million for the same period a year ago. The increase for the quarter ended March 31, 1998 is due to higher sales volume, change in mix of products sold and cost savings. In addition, approximately $.5 million of the increase for the quarter ended March 31, 1998 is due to the positive effect of gains on inter-country transactions net of the negative impact of translation.

European operations represented 75% of total operating income in the first quarter of 1998, compared to 72% for the same period a year ago. U.S. operations represented 36% of operating income in the first quarter in 1998, compared to 39% in the corresponding period in 1997. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations and corporate expenses.

The effective tax rate for the three months ended March 31, 1998 was 40.3%, compared to 38.3% for the same period a year ago. The increase is primarily due to a 5 percentage point increase in the French corporate income tax rate that was put into law in the fourth quarter 1997, but was retroactive to the beginning of 1997. Under GAAP, this retroactive adjustment was entirely recorded in the fourth quarter of 1997 and therefore was not reflected in reported first quarter 1997 results.

Net income for the first quarter increased 15.5% to $13.2 million compared to $11.4 million in the first quarter of 1997. The increase in net income for the quarter ended March 31, 1998 is primarily due to higher sales volume and cost containment efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first three months of 1998 was $16.8 million compared to $11.0 million in the same period a year ago. The increase is primarily attributed to increased net income and less cash used for working capital in 1998. Total net working capital at March 31, 1998 was $138.7 million compared to $130.8 million at December 31, 1997.

Net cash used by investing activities in the three months of 1998 increased to $18.5 million from $15.0 million in the same period a year ago due to the Company's repurchase of a 35% interest in its European closure business from its European closure business partner Loffler Kunststoffwerk GmbH & Co. KG. This transaction did not have a material impact on the financial statements of the Company. Management anticipates that cash outlays for capital expenditures for all of 1998 will be approximately $80 million.

Net cash provided by financing activities decreased to $6.3 million in the first three months of 1998 compared to $8.3 million in 1997. The ratio of interest-bearing debt to total capitalization was 20.4% and 17.7% at March 31, 1998 and December 31, 1997, respectively.

The majority of the Company's debt has been and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S. It is expected that this practice will continue.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At March 31, 1998, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of March 31, 1998. Short-term obligations of $21.7 million and $3.3 million of current portion of long-term debt were reclassified as long-term obligation as of December 31, 1997.

On April 23, 1998, the Board of Directors declared a quarterly dividend of $.08 per share payable on May 27, 1998 to shareholders of record as of May 6, 1998.

LITIGATION

During the second quarter of 1997, the Company received a judgment in its favor as plaintiff in a patent infringement lawsuit relating to an aerosol valve component. The Company was awarded $7.8 million plus interest. The decision has been appealed and the Company cannot predict the ultimate outcome or timing of such appeal. This award is not included in the financial results.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and interim financial reports. The Company is currently evaluating the new Statement and plans to adopt the standards during the year ending December 31, 1998.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. The Company is currently evaluating this new Statement and plans to adopt the standards during the year ended December 31, 1998.

In March 1998 and April  1998,  the AcSEC  (Accounting  Standards  Executive
Committee) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of Start-Up Activities," respectively. Both Statements are effective for fiscal years beginning after December 15, 1998, and early adoption is encouraged. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The Company has already adopted both of these standards.

FORWARD-LOOKING STATEMENTS

In  addition  to the  historical  information  presented  in this  quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, products and production schedules, among others. These statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

                       PART II - OTHER INFORMATION


ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 27 is included with this report.

  (b) No  reports  on Form  8-K were  filed  for the quarter ended
          March 31, 1998.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AptarGroup, Inc
                                  (Registrant)

                           By \s\ Stephen J. Hagge
                           -----------------------
                              Stephen J. Hagge
                              Executive Vice President and Chief
                              Financial Officer, Secretary and Treasurer
                              (Duly Authorized Officer and
                              Principal Financial Officer)


Date: May 13, 1998