Form 10-Q
period 1998-06-30
APTARGROUP INC
filed 1998-08-14
CIK 896622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                              Yes X                      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 1998)

                             Common Stock 18,019,535

                                AptarGroup, Inc.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
                                      INDEX

         PART I.           FINANCIAL INFORMATION                            Page

         ITEM 1.           Financial statements (Unaudited)

                           Consolidated Statements of Income -
                           Three and Six Months Ended June 30, 1998
                           and 1997                                           3

                           Consolidated Balance Sheets -
                           June 30, 1998 and December 31, 1997                4

                           Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997            6

                           Notes to Consolidated Financial Statements         7

         ITEM 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations      8

         PART II.          OTHER INFORMATION

         ITEM 4.           Submission of Matters to a Vote of
                           Security Holders                                  14

         ITEM 6.           Exhibits and Reports on Form 8-K                  14

         SIGNATURE                                                           15

Page 3
                                AptarGroup, Inc.
                        Consolidated Statements of Income
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                    Three Months             Six Months
                                    Ended June 30,          Ended June 30,
                                    --------------          --------------
                                  1998         1997       1998        1997
                                  ----         ----       ----        ----

Net Sales..................  $  181,752   $  171,811   $ 352,694   $ 330,101

Operating Expenses:
     Cost of sales.........     113,778      110,456     220,487     211,307
     Selling, research &
      development and
      administrative.......      29,801       28,249      58,002      53,801
     Depreciation and
      amortization.........      13,353       12,781      26,921      25,300
                                -------      -------     -------     -------
                                156,932      151,486     305,410     290,408
                                -------      -------     -------     -------

Operating Income...........      24,820       20,325      47,284      39,693
                                 ------       ------      ------      ------

Other Income (Expense):
     Interest expense......      (1,684)      (1,375)     (3,090)     (2,839)
     Interest income.......         253          274         528         476
     Equity in income of
      affiliates...........         135          149         318         331
     Minority interests....        (125)        (104)       (209)       (184)
     Miscellaneous, net....         493          449       1,139         724
                                    ---          ---       -----         ---
                                   (928)        (607)     (1,314)     (1,492)
                                   ----         ----      ------      ------

Income Before Income Taxes.      23,892       19,718      45,970      38,201

Provision for Income Taxes.       9,628        7,637      18,525      14,707
                                  -----        -----      ------      ------

Net Income.................    $ 14,264     $ 12,081    $ 27,445    $ 23,494
                               ========     ========    ========    ========
Per Common Share:
       Basic...............    $   .79      $    .67    $   1.52    $   1.31
                               =======      ========    ========    ========

       Diluted.............    $   .77      $    .66    $   1.49    $   1.29
                               =======      ========    ========    ========

Average Number of Shares
 outstanding (in thousands):
Basic  ....................     18,012        17,961      18,004      17,957
Diluted....................     18,426        18,238      18,397      18,209


          See accompanying notes to consolidated financial statements.

Page 4
                                AptarGroup, Inc.
                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       June 30,   December 31,
                                                         1998        1997
                                                         ----        ----
Assets

Current Assets:
 Cash and equivalents..............................  $  26,331      $  17,717
 Accounts and notes receivable, less allowance for
  doubtfulaccounts of $4,367 in 1998 and $3,812
  in 1997..........................................    167,175        145,034
     Inventories...................................     86,754         79,262
     Prepayments and other.........................     18,469         14,148
                                                        ------         ------
                                                       298,729        256,161

Property, Plant and Equipment:
     Buildings and improvements....................     78,851         74,351
     Machinery and equipment.......................    488,301        455,382
                                                       -------        -------
                                                       567,152        529,733
     Less: Accumulated depreciation................   (302,725)      (281,899)
                                                      --------       --------
                                                       264,427        247,834
     Land..........................................      4,297          3,819
                                                         -----          -----
                                                       268,724        251,653
                                                       -------        -------

Other Assets:
     Investments in affiliates.....................     12,012        16,495
     Goodwill, less accumulated amortization of
     $6,586 in 1998 and $6,030 in 1997.............     40,987        40,479
     Miscellaneous.................................     22,003        20,645
                                                        ------        ------
                                                        75,002        77,619
                                                        ------        ------

         Total Assets                               $ 642,455      $ 585,433
                                                    =========      =========


          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)
                                                        June 30,   December 31,
                                                          1998        1997
                                                          ----        ----
Liabilities and Stockholder's Equity

Current Liabilities:
     Notes payable.................................   $  11,204     $     --
     Current maturities of long-term obligations...       5,500        2,890
     Accounts payable and accrued liabilities......     133,949      122,507
                                                        -------      -------
                                                        150,653      125,397
                                                        -------      -------

Long-Term Obligations..............................      80,551       70,740
                                                         ------       ------

Deferred Liabilities and Other:
     Deferred income taxes.........................      23,899       21,432
     Retirement and deferred compensation plans....      12,677       11,872
     Minority interests............................       3,764        4,568
     Deferred and other non-current liabilities....       7,810        9,369
                                                          -----        -----
                                                         48,150       47,241
                                                         ------       ------

Stockholders' Equity:
     Common stock, $.01 par value..................         180          180
     Capital in excess of par value................     105,216      104,699
     Retained earnings.............................     299,088      274,524
     Accumulated other comprehensive income........     (41,383)     (37,348)
                                                        -------      -------
                                                        363,101      342,055
                                                        -------      -------

     Total Liabilities and Stockholders' Equity....   $ 642,455    $ 585,433
                                                      =========    =========


          See accompanying notes to consolidated financial statements.

Page 6
                                AptarGroup, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
              (Dollars in Thousands, brackets denote cash outflows)
                                   (Unaudited)
                                                    Six Months Ended
                                                        June 30,
                                                     1998       1997
                                                     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................  $ 27,445   $ 23,494
 Adjustments to reconcile net income
  to net cash provided by operations:
 Depreciation...................................    25,684     23,940
 Amortization...................................     1,237      1,360
 Provision for bad debts........................       638        359
 Minority interests.............................       209        184
 Deferred income taxes..........................      (390)       298
 Retirement and deferred compensation plans.....      (193)     1,098
 Equity in income of affiliates in
  excess of cash distributions received.........      (318)      (331)
 Changes in balance sheet items,
  excluding effects from foreign
   currency adjustments:
 Accounts receivable............................    (18,341)  (19,535)
 Inventories....................................     (5,314)   (6,777)
 Prepaid and other current assets...............     (2,850)   (2,542)
 Accounts payable and accrued liabilities.......      8,385    24,072
 Other changes, net.............................     (2,751)     (646)
                                                     ------      ----
 NET CASH PROVIDED BY OPERATIONS................     33,441    44,974
                                                     ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...........................    (29,948)  (34,560)
 Disposition of property and equipment..........         89       445
 Acquisition of businesses......................     (7,181)        -
 (Proceeds) collections of notes receivable, net        (48)      (48)
Investments in affiliates.......................       (800)        -
                                                       ----
NET CASH USED BY INVESTING ACTIVITIES...........    (37,888)  (34,163)
                                                    -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable......................     13,233     5,172
 Proceeds from long-term obligations............      9,297       980
 Repayments of long-term obligations............     (6,906)   (3,664)
 Dividends paid.................................     (2,880)   (2,514)
 Proceeds from stock options exercised..........        517       311
                                                        ---       ---
 NET CASH PROVIDED BY FINANCING ACTIVITIES......     13,261       285
                                                     ------       ---

 EFFECT OF EXCHANGE RATE CHANGES ON CASH........       (200)   (1,740)
                                                       ----    ------

 NET INCREASE IN CASH AND EQUIVALENTS...........      8,614     9,356
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD....     17,717    16,386
 CASH AND EQUIVALENTS AT END OF PERIOD..........   $ 26,331  $ 25,742
                                                   ========  ========

          See accompanying notes to consolidated financial statements.

Page 7
                                APTARGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

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

NOTE 2 - INVENTORIES

At June 30, 1998 and December 31, 1997, inventories, by component, consisted of:

                                       June 30,       December 31,
                                        1998              1997
                                        ----              ----

Raw Materials.....................   $ 30,688          $ 27,187
Work in progress..................     25,142            21,920
Finished goods....................     32,233            31,404
                                       ------            ------
         Total....................     88,063            80,511
         Less LIFO reserve........     (1,309)           (1,249)
                                       ------            ------
         Total....................   $ 86,754          $ 79,262
                                     ========          ========

Page 8
NOTE 3 - CHANGES IN ACCOUNTING PRINCIPLES

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

                      Three months Ended June 30       Six months ended June 30
                        1998              1997          1998              1997
                        ----              ----          ----              ----
 Net income.......... $14,264            12,081        27,445            23,494
 Add/(Subtract):
  foreign currency
   translation
   adjustment........   5,257           (8,258)        (4,035)          (28,913)
                        -----           ------         ------           -------

 Total comprehensive
  income (loss)...... $19,521             3,823         23,410           (5,419)
                       ======             =====         ======           ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended June 30, 1998 totaled $181.8 million and $352.7 million, respectively, increases of approximately 6% and 7% when compared to the corresponding periods of 1997. The stronger U.S. dollar relative to the same three and six month periods of 1997 negatively affected the translation of AptarGroup's foreign sales. If the dollar exchange rate had been constant, sales for the three and six months ended June 30, 1998 would have increased approximately 9% and 11%, respectively. The increase for the quarter and six months ended June 30, 1998, is primarily attributed to strong sales of pumps to the pharmaceutical market worldwide and increased sales of pumps to the personal care and fragrance/cosmetics markets in Europe.

Sales to customers by European operations represented approximately 54% and 55%, of net sales for the quarter and six months ended June 30, 1998, respectively, compared to 56% and 57% for the same periods a year ago. Sales to customers by U.S. operations represented 41% and 40% of net sales for the quarter and six months ended June 30, 1998 compared to 40% and 39% for the same periods a year ago. Sales from other foreign operations represented 5% of net sales for the quarter and six months ended June 30, 1998 compared to 4% for the same periods a year ago.

Cost of sales as a percent of net sales decreased to 62.6% in the second quarter of 1998 compared to 64.3% in the same period a year ago. For the first six

Page 9
months of 1998, cost of sales as a percent of net sales decreased to 62.5% compared to 64.0% in the same period a year ago. The decrease for the quarter and six months ended June 30, 1998 is attributed to the mix of products sold, cost savings and a net gain from changes in exchange rates between the comparable quarters on inter-country transactions.

Selling, general and administrative expenses (SG&A) increased 5.5% to $29.8 million in the second quarter of 1998 compared to $28.2 million in the same period a year ago. As a percent of net sales, SG&A remained constant in the second quarter of 1998 at 16.4% compared to the second quarter of 1997. SG&A for the six months ended June 30, 1998 increased 7.8% to $58.0 million compared to $53.8 million a year ago. As a percent of net sales, SG&A increased slightly in the first six months of 1998 to 16.4% compared to 16.3% a year ago.

Operating income increased to $24.8 million and $47.3 million for the quarter and six months ended June 30, 1998 compared to $20.3 million and $39.7 million for the same periods a year ago. The increase is due to higher sales volume, the mix of products sold, and cost savings. In addition, approximately $0.5 million of the increase for the quarter and approximately $1.0 million of the increase for the six months ended June 30, 1998 is due to the positive effect of changes in foreign exchange rates on inter-country transactions net of the negative impact of translation.

European operations represented 74% and 75% of operating income in the second quarter and year to date of 1998, respectively, as compared to 70% and 71% in the same periods a year ago. U.S. operations represented 37% of operating income in the second quarter and year to date in 1998 as compared to 44% and 42% in the corresponding periods of 1997. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations and corporate expenses.

The effective tax rate for the second quarter and six months ended June 30, 1998 was 40.3% compared to 38.7% and 38.5% for the same periods a year ago. The increase is primarily due to a 5-percentage point increase in the French corporate income tax rate that was put into law in the fourth quarter 1997, but was retroactive to the beginning of 1997. Under GAAP, this retroactive adjustment was entirely recorded in the fourth quarter of 1997 and therefore was not reflected in reported second quarter and six months ended June 30, 1997 results.

Net income for the second quarter increased 18.1% to $14.3 million compared to $12.1 million in the second quarter of 1997. Net income for the six months ended June 30, 1998, increased 16.8% to $27.4 million as compared to $23.5 million in the same period a year ago. The increase in net income for the quarter and six months ended June 30, 1998 is primarily due to higher sales volume, the mix of products sold, cost containment efforts and the positive effect of changes in foreign exchange rates on inter-country transactions net of the negative impact of translation.

Page 10
QUARTERLY TRENDS

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first six months of 1998 was $33.4 million compared to $45.0 million in the same period a year ago. The decrease is primarily attributed to changes in working capital.

Total net working capital at June 30, 1998 was $148.1 million compared to $130.8 million at December 31, 1997. The increase in net working capital is due to the growth of the business in 1998 as well as the seasonal effects experienced during the first half of the year.

Net cash used by investing activities increased to $37.9 million from $34.2 million a year ago due primarily to several small acquisitions the Company made in the first six months of 1998. A portion of one of these acquisitions will be paid for by the issuance of 25,000 shares of AptarGroup, Inc. common stock to be delivered in three installments of 6,250 shares in 1999, 6,250 shares in 2000, and 12,500 shares in 2001. These transactions did not have a material impact on page 11 the financial statements of the Company. Management anticipates that capital expenditures for all of 1998 will be approximately $80 million.

Net cash provided by financing activities was $13.3 million in the first six months of 1998 compared to net cash provided by financing activities of $285 thousand in 1997. The ratio of interest-bearing debt to total capitalization was 21% at June 30, 1998 and 18% at December 31, 1997.

The majority of the Company's debt has been, and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At June 30, 1998, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of June 30, 1998. Short-term obligations of $21.7 million and $3.3 million of current portion of long-term debt were reclassified as long-term obligations as of December 31, 1997.

The revolving credit agreement and a private placement agreement contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

On July 23, 1998, the Board of Directors declared a quarterly dividend of $.08 per share payable on August 25, 1998 to shareholders of record as of August 4, 1998. The Board of Directors also approved a two-for-one stock split to be effected in the form of a stock distribution to shareholders of record as of the close of business on August 4, 1998. Each outstanding share of AptarGroup common stock will be split into two shares of AptarGroup common stock. Certificates representing additional shares as a result of the stock split will be distributed on or about August 25, 1998. The quarterly cash dividend, which is to be issued the same day as the stock split, is deemed to be paid immediately prior to the stock split being effective, and will thus be paid on the pre-split stock.

LITIGATION

During the second quarter of 1997, the Company received a judgment in its favor as plaintiff in a patent infringement lawsuit relating to an aerosol valve component. The Company was awarded $7.8 million plus interest. The decision has been appealed and the Company cannot predict the ultimate outcome or timing of such appeal. This award is not included in the financial results.

Page 12
YEAR 2000

The Company has been evaluating its information technology (IT) and non-IT systems over the past year to determine whether these systems are Year 2000 compliant. The Company has broken down this evaluation project into five phases: project administration, assessment, renovation, testing/implementation, and contingency planning. The Company is in various phases of this Year 2000 project depending upon the business functions and systems evaluated, such as administration, business applications, facilities, management information systems, operations, and sales and distribution. The Company expects to be between the renovation and testing/implementation phases by year-end with contingency planning being completed by the end of the second quarter of 1999.

The Company is between the project administration and assessment phase of evaluating the effect of third parties such as the Company's customers and suppliers, on the Year 2000 issue. The Company has over 1,000 customers with no single customer accounting for greater than 6% of the Company's net sales. The principal raw materials used in the Company's production are plastic resins and certain metal products. The Company believes an adequate supply of such raw materials is readily available from existing and alternate sources. As a result, the Company doesn't believe that the failure by any one customer and supplier to be Year 2000 compliant would have a material adverse effect on the results of operations.

The Company is unable at this time to quantify the costs involved directly related to fixing Year 2000 issue, but does not believe the related costs will be significant.

The Company is unable at this time to describe its most reasonably likely worst case Year 2000 scenario, but is in the process of upgrading certain of its "legacy" systems as a contingency plan in the event that the Company's new systems are not ready by the Year 2000.

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

Page 13
In March 1998 and April 1998, the AcSEC (Accounting Standards Executive Committee) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of Start-Up Activities," respectively. Both Statements are effective for fiscal years beginning after December 15, 1998, and early adoption is encouraged. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The Company has already adopted both of these standards and the impact of adoption was not material to the financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the recent release and complexity of this new standard, an assessment of the impact it will have on our financial position or results of operations has not been completed.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 13, 1998. A vote was taken by ballot for the election of three directors to hold office until the 2001 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:
                                                          Broker
  Nominee               For             Withhold          Non-votes
  -------               ---             --------          ---------

  Robert Barrows     15,191,200         269,820              -0-
  Alfred Pilz        15,190,812         270,208              -0-
  Carl A. Siebel     15,187,743         273,277              -0-

No votes were cast for any other nominee for director. The directors continuing in office until the 1999 Annual Meeting are King Harris, Ervin J. LeCoque and Peter Pfeiffer. Directors continuing in office until the 2000 Annual Meeting of Stockholders are Eugene Barnett, Ralph Gruska and Leo A. Guthart.

No other matters were submitted to a vote by ballot at the 1998 Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 is included with this report.
     (b) No reports on Form 8-K were filed for the quarter ended June 30, 1998.

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

Date: August 14, 1998