Form 10-Q
period 1998-09-30
APTARGROUP INC
filed 1998-11-13
CIK 896622

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from ----to----

                         COMMISSION FILE NUMBER 1-11846

                                AptarGroup, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                      36-3853103
                 --------                      ----------
          (State of Incorporation) (I.R.S. Employer Identification No.)

    475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois      60014
    -------------------------------------------------------------     -----
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

                                 Yes X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 1998)

                             Common Stock 36,045,160
================================================================================

                                APTARGROUP, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX

                                                                        Page
                                                                        ----
    PART I.      FINANCIAL INFORMATION

    ITEM 1.      Financial statements

                 Consolidated Statements of Income -
                 Three and Nine Months Ended September 30, 1998
                 and 1997 (Unaudited)                                    3

                 Consolidated Balance Sheets -
                 September 30, 1998 (Unaudited) and
                 December 31, 1997 (Audited)                             4

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1998 and 1997
                (Unaudited)                                              6

                 Notes to Consolidated Financial Statements
                (Unaudited)                                              7

    ITEM 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           9

    PART II.     OTHER INFORMATION

    ITEM 6.      Exhibits and Reports on Form 8-K                       16

    SIGNATURE                                                           17

                                APTARGROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1998 and 1997
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                          Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                         1998       1997      1998       1997
                                         ----       ----      ----       ----

NET SALES........................... $ 182,692  $ 163,525  $ 535,386  $ 493,626

OPERATING EXPENSES:
     Cost of sales..................   112,644    104,461    333,131    315,768
     Selling, research & development
       and administrative...........    30,201     26,786     88,203     80,587
     Depreciation and amortization..    14,446     11,772     41,367     37,072
                                        ------     ------     ------     ------
                                       157,291    143,019    462,701    433,427
                                       -------    -------    -------    -------

OPERATING INCOME....................    25,401     20,506     72,685     60,199
                                        ------     ------     ------     ------

OTHER INCOME (EXPENSE):
     Interest expense...............    (1,578)    (1,329)    (4,668)    (4,168)
     Interest income................       166        232        694        708
     Equity in (loss) income of
      affiliates....................      (126)       215        192        546
     Minority interests.............       (27)      (102)      (236)      (286)
     Miscellaneous, net.............      (606)       762        533      1,486
                                          ----        ---        ---      -----
                                        (2,171)      (222)    (3,485)    (1,714)
                                        ------       ----     ------     ------

INCOME BEFORE INCOME TAXES..........    23,230     20,284     69,200     58,485

PROVISION FOR INCOME TAXES..........     8,712      7,810     27,237     22,517
                                         -----      -----     ------     ------

NET INCOME.......................... $  14,518  $  12,474  $  41,963  $  35,968
                                     =========  =========  =========  =========

NET INCOME PER COMMON SHARE:
     Basic ......................... $     .40  $     .35  $    1.16  $    1.00
                                     =========  =========  =========  =========

     Diluted ....................... $     .39  $     .34  $    1.14  $     .99
                                     =========  =========  =========  =========

AVERAGE NUMBER OF SHARES OUTSTANDING (IN THOUSANDS):
     Basic..........................    36,087     35,950     36,035     35,926
     Diluted........................    36,867     36,626     36,813     36,458

          See accompanying notes to consolidated financial statements.

                               APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                               (Unaudited)
                                               September 30,       December 31,
                                                   1998                1997
                                                   ----                ----
ASSETS

CURRENT ASSETS:
     Cash and equivalents....................  $  34,943           $  17,717
     Accounts and notes receivable, less
         allowance for doubtful accounts
         of $5,211 in 1998 and $3,812 in 1997    172,663             145,034
     Inventories.............................    102,621              79,262
     Prepayments and other...................     22,408              14,148
                                                  ------              ------
                                                 332,635             256,161

PROPERTY, PLANT AND EQUIPMENT:
     Buildings and improvements..............     86,818              74,351
     Machinery and equipment.................    552,150             455,382
                                                 -------             -------
                                                 638,968             529,733
     Less: Accumulated depreciation..........   (330,956)           (281,899)
                                                --------            --------
                                                 308,012             247,834
     Land....................................      4,731               3,819
                                                   -----               -----
                                                 312,743             251,653
                                                 -------             -------

OTHER ASSETS:
     Investments in affiliates...............      3,570              16,495
     Goodwill, less accumulated amortization
         of $7,391 in 1998 and $6,030 in 1997     47,128              40,479
     Miscellaneous...........................     21,762              20,645
                                                  ------              ------
                                                  72,460              77,619
                                                  ------              ------

         TOTAL ASSETS                          $ 717,838           $ 585,433
                                               =========           =========


          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                             (Unaudited)
                                            September  30,      December 31,
                                                 1998                1997
                                                 ----                ----
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Notes payable.......................    $   24,561         $      --
     Current maturities of long-term
        obligations......................         7,195             2,890
     Accounts payable and accrued
        liabilities......................       151,304           122,507
                                                -------           -------
                                                183,060           125,397
                                                -------           -------

LONG-TERM OBLIGATIONS....................        87,244            70,740
                                                 ------            ------

DEFERRED LIABILITIES AND OTHER:
     Deferred income taxes...............        24,334            21,432
     Retirement and deferred compensation
        plans............................        12,539            11,872
     Minority interests..................         4,039             4,568
     Deferred and other non-current
        liabilities......................         8,154             9,369
                                                  -----             -----
                                                 49,066            47,241
                                                 ------            ------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value.........          360               180
     Capital in excess of  par value......      105,307           104,699
     Retained earnings....................      311,318           274,524
     Accumulated other comprehensive
         income...........................      (18,517)          (37,348)
                                                -------           -------
                                                398,468           342,055
                                                -------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  717,838       $   585,433
                                             ==========       ===========


          See accompanying notes to consolidated financial statements.

                               APTARGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
              (Dollars in Thousands, brackets denote cash outflows)
                                   (Unaudited)
                                            Nine Months Ended  September  30,
                                                     1998           1997
                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income................................. $  41,963      $  35,968
     Adjustments to reconcile net income
         to net cash provided by operations:....
     Depreciation...............................    39,487         35,116
     Amortization...............................     1,880          1,956
     Provision for bad debts....................     1,015            704
     Minority interests.........................       236            286
     Deferred income taxes......................      (696)             2
     Retirement and deferred compensation plans.      (283)         1,277
     Equity in income of affiliates in
         excess of cash distributions received..      (192)          (546)
     Changes in balance sheet items,
         excluding effects from foreign
          currency adjustments:
     Accounts receivable........................    (6,213)       (25,854)
     Inventories................................   (10,004)        (9,755)
     Prepaid and other current assets...........    (3,446)        (2,925)
     Accounts payable and accrued liabilities...     8,825         29,042
     Other changes, net.........................    (8,677)           277
                                                    ------            ---
     NET CASH PROVIDED BY OPERATIONS............    63,895         65,548
                                                    ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.......................   (49,271)       (52,076)
     Disposition of property and equipment......       359          1,122
     Acquisition of businesses..................   (20,027)             -
     Collections (proceeds) of notes receivable,
         net....................................       387           (565)
     Investments in affiliates..................    (1,300)          (400)
                                                    ------           ----
     NET CASH USED BY INVESTING ACTIVITIES         (69,852)       (51,919)
                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable..................    23,671          8,109
     Proceeds from long-term obligations........     9,795          1,557
     Repayments of long-term obligations........    (8,811)        (4,701)
     Dividends paid.............................    (4,321)        (3,951)
     Proceeds from stock options exercised......       788            690
                                                       ---            ---
     NET CASH PROVIDED BY FINANCING ACTIVITIES..    21,122          1,704
                                                    ------          -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH.........     2,061         (1,916)
                                                     -----         ------

NET INCREASE IN CASH AND EQUIVALENTS............    17,226         13,417
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....    17,717         16,386
CASH AND EQUIVALENTS AT END OF PERIOD........... $  34,943      $  29,803
                                                 =========      =========

          See accompanying notes to consolidated financial statements.

                                APTARGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited (other than the balance sheet at December 31, 1997) consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries.

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

NOTE 2 - INVENTORIES

At September 30, 1998 and December 31, 1997, inventories, by component, consisted of:

                                          September 30,          December 31,
                                              1998                  1997
                                              ----                  ----

         Raw materials..............     $   36,282              $  27,187
         Work in progress...........         27,485                 21,920
         Finished goods.............         40,163                 31,404
                                             ------                 ------
                  Total.............        103,930                 80,511
         Less LIFO reserve..........         (1,309)                (1,249)
                                             ------                 ------
                  Total.............     $  102,621               $ 79,262
                                         ==========               ========

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

                                      Three months Ended      Nine months ended
                                          September 30          September 30
                                         1998       1997     1998         1997
                                         ----       ----     ----         ----
         Net income ................   14,518     12,474   41,963       35,968
          Add/(Subtract):
          foreign currency
          tranlation adjustment.....   22,866     (1,804)  18,831      (30,718)
                                       ------     ------   ------      -------
         Total comprehensive income. $ 37,384   $ 10,670 $ 60,794     $  5,250
                                     ========   ======== ========     ========

NOTE 4 - STOCK  SPLIT

On July 23, 1998, the Board of Directors approved a two-for-one stock split that was effected in the form of a stock distribution to shareholders of record as of the close of business on August 4, 1998. All historical weighted average share and per share amounts have been restated to reflect the stock split.

NOTE 5 - SUBSEQUENT  EVENTS/LITIGATION

On November 4, 1998, the Company received an appeals judgment in its favor as plaintiff in a patent infringement lawsuit relating to an aerosol valve component. The Company was awarded $7.8 million plus interest. This award has not been included in the financial results through September 30, 1998. It is expected that this award plus the related interest will be included in the Company's financial results in the fourth quarter of 1998.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF  OPERATIONS

Net sales for the quarter and nine months ended September 30, 1998 totaled $182.7 million and $535.4 million, respectively, increases of approximately 12% and 8% when compared to the corresponding periods of 1997. Sales for the quarter ended September 30, 1998 were positively affected by the translation of AptarGroup's foreign sales due to the weaker U.S. dollar, and were negatively affected by the stronger U.S. dollar relative to the same nine month period of 1997. If the dollar exchange rate had been constant, sales for the three and nine months ended September 30, 1998 would have increased approximately 10% and 11% respectively. Approximately 5% of the increase for the quarter ended September 30, 1998 related to acquisitions completed at the end of the second quarter and during the third quarter of 1998. The remainder of the increase for the quarter ended September 30, 1998 as well as the increase for the nine months ended September 30, 1998 is primarily attributed to volume increases of the Company's products to the major markets that it serves.

Sales to customers by European operations represented approximately 57% and 56%, respectively, of net sales for the quarter and nine months ended September 30, 1998, compared to 52% and 55% for the same periods a year ago. Sales to customers by U.S. operations represented 38% and 39% of net sales for the quarter and nine months ended September 30, 1998 compared to 43% and 40% for the same periods a year ago. Sales to customers from other foreign operations remained unchanged for the quarter and nine months ended September 30, 1998 compared to the same periods a year ago, representing 5% of sales.

Cost of sales as a percent of net sales decreased to 61.7% for the quarter ended September 30, 1998 compared to 63.9% in the same period a year ago. For the nine months ended September 30, 1998, cost of sales as a percent of net sales decreased to 62.2% compared to 64.0% in the same period a year ago. The decrease for the quarter and nine months ended September 30, 1998 is attributed to the mix of products sold and cost savings. A net loss for the quarter ended September 30, 1998, from changes in exchange rates between the comparable quarters on inter-country transactions had an immaterial effect on the quarter. However, the net gain from changes in exchange rates between the comparable years on inter-country transactions contributed to the decrease in the cost of sales as a percent of net sales on a year to date basis.

Selling, R&D and administrative expenses (SG&A) increased 12.7% to $30.2 million for the quarter ended September 30, 1998, compared to $26.8 million in the same period a year ago. As a percent of net sales, SG&A increased slightly for the quarter ended September 30, 1998 to 16.5% from 16.4% a year ago. SG&A for the nine months ended September 30, 1998, increased 9.5% to $88.2 million compared to $80.6 million a year ago. As a percent of net sales, SG&A increased for the nine months ended September 30, 1998 to 16.5% compared to 16.3% a year ago. The increase in relation to net sales was primarily the result of increased R&D expenses.

Operating income increased to $25.4 million for the quarter ended September 30, 1998 compared to $20.5 million for the same period a year ago. For the nine months ended September 30, 1998, operating income increased to $72.7 million compared to $60.2 million for the same period a year ago. The increase for the quarter and nine months ended September 30, 1998 is due to higher sales volume, change in mix of products sold and cost savings. The net negative effect from changes in exchange rates between the comparable quarters on inter-country transactions in the quarter was immaterial. However, approximately $0.9 million of the increase for the nine months ended September 30, 1998 is due to the positive effect of gains on inter-country transactions net of the negative impact of translation.

European operations represented 74% of total operating income for the quarter and nine months ended September 30, 1998, respectively, which is consistent, compared to the same periods a year ago. U.S. operations represented 36% of operating income for the quarter and nine months ended September 30, 1998, compared to 41% and 40% in the corresponding periods in 1997. The reconciling difference between Europe and U.S. operating income to total operating income is due to operating income from other foreign operations and corporate expenses.

The effective tax rate decreased in the third quarter to 37.5% from 38.5% recorded in the same period a year ago. The year to date effective tax rate was 39.4% compared to the 38.5% recorded for the same period a year ago. The decrease in the effective rate in the quarter is due to the mix of taxable income by country and efforts to rationalize tax expense. The increase for the nine months ended September 30, 1998 is primarily due to a 5-percentage point increase in the French corporate income tax rate that was put into law in the fourth quarter 1997, but was retroactive to the beginning of 1997. Under GAAP, this retroactive adjustment was entirely recorded in the fourth quarter of 1997, and therefore was not reflected in reported third quarter and nine months ended September 30, 1997 results. The Company anticipates that the effective tax rate for the fourth quarter of 1998 will be at or below the effective tax rate in the third quarter of 1998.

Net income for the quarter ended September 30, 1998, increased 16.4% to $14.5 million compared to $12.5 million in the third quarter of 1997. Net income for the nine months ended September 30, 1998, increased 16.7% to $42.0 million compared to $36.0 million in the same period a year ago. The increase in net income for the quarter and nine months ended September 30, 1998 is primarily due to higher sales volume, cost containment efforts and mix of products sold. The acquisitions completed at the end of the second quarter and during the third quarter of 1998 had an immaterial effect on net income for the quarter and nine months ended September 30, 1998.

QUARTERLY  TRENDS

Customer plant shutdowns and holidays in December typically have negatively impacted AptarGroup's results of operations for the fourth quarter. In the future, AptarGroup's results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup's products are sold and changes in general economic conditions in any of the countries in which AptarGroup does business.

FOREIGN CURRENCY

Significant portions of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's operations are based in Europe- primarily France, Germany and Italy - a strengthening U.S. dollar relative to the major European currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales also impact the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations for the nine months ended September 30, 1998 was $63.9 million compared to $65.5 million in the same period a year ago. The decrease is primarily attributed to more cash used for working capital in 1998.

Total net working capital at September 30, 1998 was $149.6 million compared to $130.8 million at December 31, 1997. The increase in net working capital is due to the growth of the business in 1998.

Net cash used by investing activities for the nine months ended September 30, 1998 increased to $69.9 million from $51.9 million in the same period a year ago, due primarily to several small acquisitions the Company made in the first nine months of 1998. A portion of one of these acquisitions will be paid for by the issuance of 50,000 shares of AptarGroup, Inc. common stock to be delivered in three installments of 12,500 shares in 1999, 12,500 shares in 2000, and 25,000 shares in 2001. These shares have been restated to reflect the stock split mentioned in Note 4. These transactions did not have a material impact on the financial statements of the Company. Management anticipates that capital expenditures for all of 1998 will be approximately $75-80 million.

Net cash provided by financing activities was $21.1 million the nine months ended September 30, 1998 compared to $1.7 million in 1997. The ratio of interest-bearing debt to total capitalization was 23% at September 30, 1998 and 18% at December 31, 1997.

The majority of the Company's debt has been and continues to be, denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S.

The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At September 30, 1998, the amount unused and available under this agreement was $25 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of September 30, 1998. Short-term obligations of $21.7 million and $3.3 million of current portion of long-term debt were reclassified as long-term obligations as of December 31, 1997.

The revolving credit agreement and other debt agreements contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

On October 22, 1998, the Board of Directors declared a quarterly dividend of $.04 per share payable on November 24, 1998 to shareholders of record as of November 3, 1998.

YEAR 2000

As many computer systems and other equipment with embedded chips or processors (collectively, "Enterprise Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in an entity's supply, manufacturing, processing, distribution, and financial chains.

The Company is implementing a Y2K readiness program with the objective of having all of the significant Enterprise Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Y2K issue before January 1, 2000. The Company has established standardized planning, assessment and progress documentation as well as set critical deadlines that apply to all significant subsidiaries.

In order to address the Y2K Issue, the Company has developed and implemented a five-phase readiness program which is comprised of 1) planning, 2) assessment,
3) renovation/replacement, 4) testing/validation, and 5) contingency planning. The Company has completed the planning and assessment phases of the program.

Currently, the Company is in the renovation/replacement phase of its program. While the Company intends to carry out contingency planning actions throughout the duration of the Y2K preparation process, the Company's objective is to complete the testing/validation of all significant Enterprise Systems by the end of the first quarter of 1999. Though certain systems may require additional modification after the first quarter of 1999, the Company is confident that these systems will be fully Y2K ready by the end of 1999. However, as part of the Company's Y2K readiness program, contingency plans are required for any significant Enterprise System that, for any reason, cannot be tested and successfully validated by the end of the first quarter of 1999.

The different phases of the program address the potential Y2K risk that could be found in the following five functional areas: 1) business applications (hardware and software), 2) production equipment, 3) facility systems, 4) communication infrastructure and 5) vendor/customer management.

Although the Company has a significant number of key business partners, including suppliers and customers, the Company does not currently anticipate any material disruption in its business due to supplier or customer Y2K issues. More specifically, the Company, through the current stage of its Y2K program, has not received any information that would lead it to believe that any significant supplier or customer will suffer business interruption due to Y2K issues to a degree that would materially affect the Company's ability to conduct business.

Concurrently with the Y2K readiness measures described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue, and is developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined, as additional information becomes available. Contingency plans may include, increasing inventory levels, securing alternate sources of supply, adjusting facility shut-down and start-up schedules and other appropriate measures.

To date, the Company has not incurred any material costs related to the preliminary efforts, planning and assessment phases of its Y2K program. The current estimated costs of the project are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those planned. Based on management's current estimations, the projected costs of the Company's Y2K readiness program are expected to total $3 million.

Although the Company expects its critical Enterprise Systems to be Y2K ready by the end of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant production facilities incurring interruption in business either from internal systems failures or failure to perform on the part of third parties, including suppliers. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to produce certain products, collect and process orders, process payments, manage inventory and perform adequate customer service. Should the worst case scenario occur it could, depending on its duration, have a material adverse impact on the Company's results of operations and financial position.

EURO

The European Community will introduce a common European monetary unit called the Euro, effective January 1, 1999. The Company has investigated the impacts that the Euro will have on its operations. The Euro is expected to have significant accounting and systems impacts as well as pricing impacts, however the Company does not believe that the introduction of the Euro will have a material adverse effect on the results of its operations.

ADOPTION OF NEW ACCOUNTING  STANDARDS

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements and interim financial reports. The Company has determined that it operates in one segment and plans to adopt the standard during the year ending December 31, 1998.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. The Company is currently evaluating this new Statement and plans to adopt the standards during the year ending December 31, 1998.

In March 1998 and April 1998, the AcSEC (Accounting Standards Executive Committee) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of Start-Up Activities," respectively. Both Statements are effective for fiscal years beginning after December 15, 1998, and early adoption is encouraged. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The Company has already adopted both of these statements and the impact of adoption was not material to the financial statements.

In June 1998, the Financial Accounting Standards Board issued tatement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the recent release and complexity of this new standard, an assessment of the impact it will have on the financial position or results of operations has not been completed.

FORWARD-LOOKING STATEMENTS

In addition to the historical  information  presented in this quarterly  report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, products and production schedules, among others. These statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, the failure by the Company to produce anticipated cost savings or improve productivity, the failure by the Company or its suppliers or customers to achieve Y2K compliance, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

(a) Exhibit 27 is included  with this report.

(b) On July 23, 1998, the Company filed a report on Form 8K announcing that the Company approved a two-for-one common stock split to be effected in the form of a stock distribution to shareholders of record as of the close of business on August 4, 1998, to be distributed on or about August 25, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AptarGroup, Inc.
                                          (Registrant)




                                           By \s\ Stephen J. Hagge
                                           -----------------------
                                              Stephen J. Hagge
                                              Executive Vice President and Chief
                                              Financial Officer, Secretary and
                                              Treasurer(Duly Authorized Officer
                                              and Principal Financial Officer)




Date: November 12, 1998