Form 10-K
period 1998-12-31
APTARGROUP INC
filed 1999-03-30
CIK 896622

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates, based on the closing sales price for the Common Stock on the New York Stock Exchange on March 24, 1999, was approximately $854,579,199. The number of shares outstanding of Common Stock, as of March 24, 1999 was 36,089,181 shares held by approximately 850 shareholders of record.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1999 are incorporated by reference into Part III of this report.

                               AptarGroup, Inc.

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                     For the Year Ended December 31, 1998

                                          PART I                            Page

  Item 1        Business                                                       3

  Item 2        Properties                                                    11

  Item 3        Legal Proceedings                                             11

  Item 4        Submission of Matters to a Vote of Security-Holders           12

                                         PART II

  Item 5        Market for Registrant's Common Equity and Related
                Stockholder Matters                                           12

  Item 6        Selected Financial Data                                       12

  Item 7        Management's Discussion and Analysis of Consolidated          12
                  Results of Operations and Financial Condition

  Item 7A       Quantitative and Qualitative Disclosures about Market Risk    12

  Item 8        Financial Statements and Supplementary Data                   12

  Item 9        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      12

                                         PART III

  Item 10       Directors and Executive Officers of the Registrant            12

  Item 11       Executive Compensation                                        13

  Item 12       Security Ownership of Certain Beneficial
                  Owners and Management                                       13

  Item 13       Certain Relationships and Related Transactions                13

                                         PART IV

  Item 14       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                         14

  Signatures                                                                  15

                                    PART I

Item 1.   Business

(a)  General Development of Business

The Company's business began as a one-product, one-country operation that has become a multinational supplier of a broad line of dispensing packaging systems. The Company's business was started in the late 1940's through its SeaquistPerfect Dispensing L.L.C., which manufactured and sold aerosol valves in the United States. Pittway Corporation ("Pittway") acquired this business in 1964. The Company's business has grown primarily through the acquisition of relatively small companies and internal expansion.


Date               Business                Country   Start-up/Acquisition   Initial Product Line
------  -------------------------------   ---------  --------------------  -----------------------

1968    SeaquistPerfect Dispensing        Germany    Acquisition           Aerosol valves
        GmbH (formerly
        Perfect-Valois Ventil
        GmbH)
1970    Valois S.A.                       France     Acquisition           Aerosol valves
1976    Seaquist Closures L.L.C.          U.S.       Start-up              Dispensing closures
1976    35% of certain Pfeiffer           Germany    Acquisition           Pumps
        Group companies
1981    AR Valve product line             U.S.       Acquisition           Aerosol valves
1981    RDW Industries, Inc.              U.S.       Acquisition           Dispensing closures
1983    STEP S.A.                         France     Acquisition           Pumps
1989    SAR S.p.A.                        Italy      Acquisition           Pumps
1993    Remainder of the Pfeiffer         Germany    Acquisition           Pumps
        Group
1994    Seaquist de Mexico,               Mexico     Start-up              Dispensing closures
        S.A. de C.V.
1995    Liquid Molding                    U.S.       Acquisition           Silicone molded
        Systems, Inc.                                                        products
1995    35% of Loffler                    Germany    Acquisition           Closures
        Kunststoffwerk GmbH
        & Co. KG
1995    General Plastics, S.A.            France     Acquisition           Closures
1997    50% of CosterSeaquist             U.S.       Start-up joint        Aerosol spray caps and
        L.L.C.                                       venture                 accessories
1997    Aptar Suzhou Dispensing           China      Start-up              Aerosol valves, pumps,
        Systems, Co., Ltd                                                    closures
1998    65% of Loffler                    Germany    Acquisition           Closures
        Kunststoffwerk GmbH
        & Co. KG
1998    Inairic S.A.                      Argentina  Acquisition           Pumps
1999    Emson Research, Inc.              U.S.       Acquisition           Pumps
1999    Seaquist-Valois do Brasil Ltda.   Brazil     Start-up              Dispensing closures and
                                                                             pumps

     In February 1999, the Company acquired privately held Emson Research,Inc. and related companies (Emson). Emson is a leading supplier of fragrance/cosmetics pumps in the North American market. It also has a significant position in the North American personal care and food pump markets and a growing presence in selected international markets. Emson sales for the year ended December 31, 1998 were approximately $85 million.

     As a result of its internal product line expansion and its acquisition program, the Company has become a leader in its markets. The Company believes there are future growth opportunities available to it in terms of (i) further geographic and product line extension and (ii) additional acquisitions.

     In 1993, Pittway distributed 100% of AptarGroup's then outstanding Common Stock to holders of Pittway common stock and Pittway class A stock.

(b)  Financial Information about Industry Segments

     The Company operates in the packaging components industry. Financial information relating to operations by geographic area for each of the three years in the period ended December 31, 1998, is set forth in Note 15 ("Segment Information") to the Consolidated Financial Statements contained in the 1998 Annual Report to Stockholders, page 36, which is incorporated herein by reference.

(c)  Narrative Description of Business

General

     The Company is a leader in the design, manufacture and sale of three categories of consumer product dispensing systems: pumps, dispensing closures and aerosol valves. The Company focuses on providing value-added dispensing systems to global consumer product marketers in the fragrance/cosmetics, personal care, pharmaceutical, household/industrial products and food industries. Value-added packaging allows consumers to conveniently dispense a product, in an aesthetically attractive package, which consistently meets required usage or dosage characteristics. The Company believes it is the largest supplier of pharmaceutical, fragrance/cosmetics, and personal care fine mist pumps worldwide and the largest supplier of dispensing closures and aerosol valves in North America. The Company has manufacturing facilities located throughout the world including facilities in the United States, Europe, Asia and South America. The Company has over 1,000 customers with no single customer accounting for greater than 6% of the Company's 1998 net sales.

     For 1998, the percentage of net sales represented by sales to the fragrance/cosmetics, personal care, pharmaceutical, household/industrial and food markets were 30%, 31%, 25%, 8% and 6% respectively. Pumps, dispensing closures and aerosol valves represented approximately 60%, 22% and 16% respectively, of AptarGroup's net sales. The Company expects the sales of pumps and dispensing closures as a percentage of the total sales to increase in 1999 with the mix of sales by market to remain approximately the same.

     Pumps are finger-actuated dispensing systems which disperse a spray or lotion from non-pressurized containers. Pumps are principally sold to four markets: fragrance/cosmetics, pharmaceutical, personal care and household/industrial. Examples of pump applications in these markets include perfumes, skin creams, oral and nasal sprays, hair sprays and window cleaners. Dispensing closures are plastic caps, primarily for squeezable containers, which allow a product to be dispensed without removing the cap. The majority of the Company's dispensing closure sales have been to the personal care market, and the Company is pursuing opportunities in the food and household/industrial markets for additional applications of dispensing closures. Products with dispensing closures include shampoos, skin lotions, conditioners, household/industrial cleaners, ketchup and salad dressing products. Aerosol valves are mechanisms which dispense product from pressurized containers. Continuous spray aerosol valves are frequently used with hair sprays, spray paints, insecticides, automotive products and laundry products. Metered dose aerosol valves are used to dispense precise amounts of product and are primarily sold to the pharmaceutical market for lung and heart medications.

     Sales of the Company's dispensing systems, especially pumps, dispensing closures and metered dose aerosol valves have grown at a faster rate than the overall packaging industry during the past five years as consumer demand shifted to products with more convenient dispensing systems. The Company expects this trend to continue. Consumer product marketers have converted many of their products to packages with dispensers that offer the benefit of increased convenience, cleanliness or accuracy of dosage. For example, the Company is developing applications for SimpliSqueeze(R), a no-leak, invertable closure with one-hand dispensing convenience. SimpliSqueeze features a silicone valve that enables the product to be dispensed with a slight squeeze of the bottle, and upon release, closes firmly and does not leak. Consumer awareness of the innovative SimpliSqueeze closure has grown as a result of its current use in the personal care market with hair care, shower gel and moisturizing lotion products. The advantages of SimpliSqueeze were applied in the non-carbonated beverage market. AptarGroup worked with The Coca-Cola Company to incorporate the SimpliSqueeze valve into their sports drink requirements. Due to this success, AptarGroup is tailoring the SimpliSqueeze technology into other food/beverage products.

     Another example of a system that offers increased convenience is a unit dose pump that dispenses a single exact dosage of medication nasally as an alternative to pills or syringes. During 1998, AptarGroup expanded its sales of unit dose pumps to applications that deliver medicine for migraine relief in a nasal spray.

Pumps (60% of 1998 net sales)

     Pumps are finger-actuated dispensing systems which disperse a spray or lotion from non-pressurized containers. Pumps are principally sold to four markets: fragrance/cosmetics, pharmaceutical, personal care and household/ industrial products. Examples of pump applications in these markets include perfumes, skin creams, oral and nasal sprays, hair sprays and window cleaners. The style of pump used depends largely on the nature of the product being dispensed, from smaller, fine mist pumps used with perfume products to high-output pumps used with household cleaner products. The food market is beginning to emerge as the fifth market, which utilize pumps. An example of pump applications for the food market is butter sprays.

     AptarGroup believes it is the leading supplier of pharmaceutical, fragrance/cosmetic and personal care fine mist pumps worldwide. An element of the Company's growth strategy is the geographic expansion of pump operations. Adding to the Company's personal care fine mist pump manufacturing capabilities in the U.S., the Company began assembling fragrance/cosmetics pumps in the United States in early 1995 and began production of personal care lotion pumps in 1997. Consistent with that growth strategy, the Company purchased Emson in February 1999. Emson manufactures fine mist pumps for the fragrance cosmetics, personal care and food markets mainly in the United States. The Company has sales offices in Japan and in 1997 began producing pumps in China to enhance its position in the Asian markets. In 1998, 1997 and 1996, pump sales accounted for approximately 60%, 60%, and 63% respectively, of AptarGroup's net sales.

Fragrance/Cosmetics

     The Company believes it is the leading supplier of pumps to the fragrance/cosmetics market worldwide. Pumps are manufactured to meet exacting size and performance requirements. Significant research, time and coordination with the customers' development staff is required to qualify a pump for use with their products. Recently, the Company developed several new pumps for the fragrance/cosmetics market. An example is an aluminized airless bag pump system that protects lotions from oxygen and light contamination. Another example is a pump that permanently affixes to a bottle without the need for crimping, enabling customers to assemble their finished product more easily, efficiently and economically. The Company began to sell its REPLICA pump in 1998 for miniature fragrance packages. REPLICA is a small fine mist pump, with a mechanism just 32 millimeters in length. Despite its size, REPLICA combines aesthetically pleasing design with the same high level of performance as AptarGroup's conventional pumps.

     Within the market, the Company expects the use of pumps to continue to increase, particularly in the cosmetics sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which may provide growth opportunities for the Company.

Pharmaceutical

     The Company considers itself to be the leading supplier of pumps to the pharmaceutical market worldwide. AptarGroup has clean room manufacturing facilities in France, Germany, Switzerland and the United States, which produce pumps in a contaminant-controlled environment. The Company believes that the use of pumps in the dispensing of pharmaceuticals will continue to increase. Demand is increasing for the Company's pumps that provide consistent dosages of particular drugs. During 1998, AptarGroup expanded its sales of unit dose pumps to applications that deliver medicine for migraine relief in a nasal spray.
This system ensures that medication is administered quickly and effectively. AptarGroup has developed an ecological pump with a reduced number of components that contains no metal parts and which is made from the same plastic resin. This pump reduces the risk of chemical incompatibility between the product formula and the material used in the pump. AptarGroup is also working with pharmaceutical companies to design dispensing systems for the delivery of such medications as flu vaccines and cold remedies.

Personal Care

     The Company believes it is the largest supplier of personal care fine mist pumps worldwide. Personal care pumps are primarily sold for use in hair care and deodorant products. Sales of fine mist pumps to this market have increased significantly over the last several years. The Company is a supplier of lotion pumps to the personal care market primarily in Europe and is expanding sales of lotion pumps to the personal care market in North America.

Other

     The Company has not focused on the household/industrial pump market. Household/industrial products primarily utilize trigger or other high output pumps, for such applications as bathroom cleaners, window sprays, and general household/industrial cleaners. The Company manufactures high output pumps for the household/industrial market; however, it currently does not manufacture a trigger pump. Pumps have not been extensively used in the food industry.

Dispensing Closures (22% of 1998 net sales)

     Dispensing closures are plastic caps, primarily for squeezable containers, which allow a product to be dispensed without removing the cap. Products with dispensing closures include shampoos, skin lotions, conditioners, household cleaners, ketchup and salad dressing products. Although the Company sells dispensing closures to all markets, the majority of the Company's sales have been to the personal care market. The Company believes that it is the largest manufacturer of dispensing closures in North America. In 1998, 1997 and 1996, dispensing closure sales accounted for approximately 22%, 19% and 18%, respectively, of AptarGroup's net sales.

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

Personal Care

     Historically, the Company's primary focus for dispensing closures has been the personal care industry. Products with dispensing closures include shampoos, skin lotions, conditioners and toothpaste. In order to expand its business in this market, the Company has focused on the development of new products including SimpliSqueeze , a no-leak, invertible closure with one-hand dispensing convenience. SimpliSqueeze features a silicone valve that enables the product to be dispensed with a slight squeeze of the bottle, and upon release, closes firmly and does not leak. Consumer awareness of the innovative SimpliSqueeze closure has grown as a result of its current use with hair care, shower gel and moisturizing lotion products and other customer applications.

Household/Industrial

     The Company has not had significant dispensing closure sales to the household/industrial market. The Company believes this market offers an opportunity for expansion. The Company is building stronger relationships with the consumer product marketers operating in the household/industrial market. The Company adapts existing products to target this market. For example, the Directional Pour Spout (TM) incorporates an elongated spout that enables the consumer to pinpoint the dispensing of the product in exactly the desired direction. In addition, SimpliSqueeze technology has been expanded for use with automotive appearance products. The Company believes that additional applications for this market will arise in the near future.

Food

     In the food market, the Company believes opportunities for future applications exist comparable to the conversion of ketchup packaging to a dispensing closure. The trend of food manufacturers to offer products in a squeezable dispensing package has increased, for example, in mayonnaise, jellies and salad dressing products. An increase in the conversion of food products, such as edible oils, to squeezable dispensing closures could provide growth opportunities for the Company. The Company's Directional Pour Spout can also be used with food products.

     The advantages of SimpliSqueeze were applied in the non-carbonated beverage market. AptarGroup worked with The Coca-Cola Company to incorporate the SimpliSqueeze valve into their sports drink requirements. Due to this success, AptarGroup is tailoring the SimpliSqueeze technology into other food/beverage products.

Other

     Sales of dispensing closures to the pharmaceutical market has not been significant. The Company is developing products for this market. Dispensing closures have not been used extensively in the fragrance/cosmetics market.

Aerosol Valves (16% of 1998 net sales)

     Aerosol valves are mechanisms which dispense product from pressurized containers. The Company sells two different types of aerosol valves. The first type is a continuous spray valve frequently used with hair spray, spray paint, insecticide, automotive products and laundry products. The second type of valve is a metered dose aerosol valve used to dispense precise amounts of product. This valve is primarily sold to the pharmaceutical market for lung and heart medications. In 1998, 1997 and 1996, aerosol valve sales accounted for approximately 16%, 19% and 17%, respectively, of AptarGroup's net sales.

     Over the past 25 years, the number of aerosol valve companies in North America and Europe has decreased significantly. The majority of the North American market is concentrated in three companies. AptarGroup believes it is the largest aerosol valve supplier in North America. The Company's aerosol valves have historically been targeted primarily to the personal care and household/industrial markets.

Personal Care

     The primary applications in the personal care market include hair products, deodorants and shaving creams. Demand for aerosol valves is dependent upon the consumers' preference for application, consumer perception of environmental impact, and changes in demand for the products in this market.

Household/Industrial

     The primary applications for valves in the household/industrial market include disinfectants, spray paints, insecticides, automotive products and laundry sprays. The Company sells several customized overcaps that allow product to be dispensed by actuating a valve which is situated in the cap on the can. These overcaps are used, for instance, in household disinfectant sprays and room fresheners. They provide a higher degree of differentiation and convenience relative to competing sprays since the cap does not need to be removed prior to usage.

Pharmaceutical

     Metered dose aerosol valves are primarily used for the dispensing of medication for the lungs or heart. Aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered to the lungs or heart with greater efficiency than pills.

Other

     Aerosol valves are not significantly used in the food industry. In the fragrance/cosmetics market, pumps have largely replaced valves as the preferred dispensing mechanism.

Research and Development

     The Company is continuously involved in developing innovative products and adapting existing products for new markets and customer requirements. Expenditures for research and development activities were $23.6 million, $20.8 million and $20.1 million in 1998, 1997 and 1996, respectively. These costs were associated with a number of products in varying stages of development.

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

Technology

     Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, the Company uses advanced plastic injection molding technology, including large cavitation plastic injection molds. These molds are required to maintain tolerances as small as one thousandth of an inch and manufacture products in a high-speed, cost-efficient manner. The acquisitions of Liquid Molding Systems (LMS) and General Plastics added significant new molding technologies. LMS's experience in liquid silicone rubber molding allows the Company to pursue opportunities to use silicone molding in other product lines. The Company will expand the use of the bi-injection molding technology used by General Plastics in more of its operations in 1999 to develop new innovative products for the packaging industry.

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

Sales and Distribution

     Sales of products are primarily through AptarGroup's own sales force. To a limited extent, AptarGroup also uses the services of independent representatives and distributors who sell AptarGroup's products as independent contractors to certain smaller customers and export markets. Backlogs are not a significant factor. Most orders placed with the Company are ready for delivery within 120 days. Some customers place blanket orders which extend beyond this delivery period; however, deliveries against these orders are subject to change.

Customers

     The demand for AptarGroup's products is influenced by the demand for the products of AptarGroup's customers. Demand for the products of AptarGroup's customers may be affected by general economic conditions, government regulations, tariffs and other trade barriers. AptarGroup's customers include many of the largest fragrance/cosmetics, personal care, pharmaceutical, household/industrial products and food marketers in the U.S. and Europe. The Company has over 1,000 customers with no single customer accounting for greater than 6% of 1998 net sales. Over the past few years, a consolidation of the Company's customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of the Company's product line and its international presence.

International Business

     A significant portion of AptarGroup's operations is located in Europe. Sales in Europe for the years ended December 31, 1998, 1997 and 1996 were approximately 57%, 55% and 58%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in England, France, Germany, Ireland, Italy, Spain and Switzerland. Other geographic areas serviced by AptarGroup include Argentina, Australia, Brazil, Canada, Czech Republic, China, India, Indonesia, Japan, and Mexico, though the combined sales from these areas is not significant to AptarGroup's consolidated sales.

Foreign Currency

     A significant portion of AptarGroup's operations is located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of financial conditions and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's foreign operations are based in Europe, a weakening U.S. dollar relative to the major European currencies has a positive translation effect on the Company's financial condition and results of operations. Conversely, a strengthening U.S. dollar would have the opposite effect. The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

     In some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales could materially impact the Company's results of operations.

Working Capital Practices

     Collection and payment periods tend to be longer for the Company's operations located outside the United States due to local business practices. Historically, the Company has not needed to keep significant amounts of finished goods inventory to meet customer requirements.

Employee and Labor Relations

     AptarGroup has approximately 5,700 full-time employees. Of the full-time employees, approximately 1,500 are located in North America, 3,900 are located in Europe and the remaining 300 are located in Asia and South America. Approximately 450 of the North American employees are covered by a collective bargaining agreement, while the majority of the Company's international employees are covered by collective bargaining arrangements made at either the local or national government level in their respective countries. Termination of employees at certain AptarGroup European operations could be costly due to local regulations regarding severance benefits. Management of AptarGroup considers its employee relations to be good.

Competition

     All of the markets in which AptarGroup operates are highly competitive and the Company continues to experience price competition in all product lines and markets. Competitors include privately and publicly-held entities. AptarGroup's competitors range from regional to international companies. AptarGroup expects the market for its products to continue to be competitive.

     AptarGroup believes its competitive advantages are consistent high levels of quality, service and innovation, geographic diversity and breadth of products. The Company's manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds.

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

     Certain AptarGroup products are affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of VOC's (volatile organic compounds) into the atmosphere. Certain states within the United States have regulations requiring the reduction in the amount of VOC's that can be released into the atmosphere and the potential exists for this type of regulation to expand to a worldwide basis. These regulations require the Company's customers to reformulate certain aerosol and pump products which may affect the demand for such products. The Company owns patents and has developed systems to function with alternate propellant and product formulations.

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

     The locations of the Company's principal manufacturing facilities, by country, are set forth below:

FRANCE                           GERMANY                       CHINA
  Caen                             Bohringen                     Suzhou
  Le Neubourg                      Dortmund
  Le Vaudreuil                     Eigeltingen
  Meaux                            Freyung
  Verneuil Sur Avre



ITALY                            NORTH AMERICA                 UNITED KINGDOM
  San Giovanni Teatino (Chieti)    Cary, Illinois, USA           Leeds, England
  Manoppello                       Midland, Michigan, USA
                                   Mukwonago, Wisconsin, USA
                                   Norwalk, Connecticut, USA
                                   Queretaro, Mexico
                                   Stratford, Connecticut, USA


SWITZERLAND                      IRELAND                       BRAZIL
  Messovico                        Tourmakeady, County Mayo      Sao Paulo


ARGENTINA
  Buenos Aires

     In addition to the above countries, the Company has sales offices or other manufacturing facilities in Australia, Canada, Czech Republic, India, Indonesia, Japan, and Spain. The Company's corporate office is located in Crystal Lake, Illinois.

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

      During 1998, the Company recorded approximately $9.9 million in favorable settlements of patent infringement lawsuits. The most significant settlement is attributed to a favorable judgment in a lawsuit relating to an aerosol valve component that was recorded in the fourth quarter of 1998. Diluted earnings per share was positively impacted in 1998 by $.16 per share related to these lawsuit settlements.

Item 4.   Submission of Matters to a Vote of Security-Holders

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The information set forth in Note 16 "Quarterly Data (Unaudited)" to the Consolidated Financial Statements contained in the Company's 1998 Annual Report to Stockholders, page 38, is incorporated herein by reference. The Common Stock of AptarGroup is traded on the New York Stock Exchange (symbol: ATR). As of March 24, 1999, stockholders of record totaled approximately 850.

Item 6.  Selected Financial Data

     The information set forth under the heading "Five Year Summary of Selected Financial Data" appearing on page 40 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

     The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 41-45 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 41-45 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

     The information set forth under the headings "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" appearing on pages 22-39 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

     Certain information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 1999.

Item 10.  Directors and Executive Officers of the Registrant

     The information set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1999 is incorporated herein by reference.

     In addition to Messrs. Carl A. Siebel and Peter Pfeiffer, each of whom is a director and executive officer of the Company and information with respect to whom is incorporated by reference in this Item 10, executive officers of the Registrant are as follows:

     Jacques Blanie, age 52 has been Executive Vice President of SeaquistPerfect Dispensing L.L.C. since 1996 and Geschaftsfuhrer of SeaquistPerfect Dispensing GmbH since 1986. In 1996, Perfect-Valois Ventil GmbH changed its name to SeaquistPerfect Dispensing GmbH.

     Francois Boutan, age 56 has served in the capacity of Vice President Finance-Europe since 1998. Mr. Boutan was Financial Director and Controller of the European operations of AptarGroup from 1988 to 1998.

     Pierre Cheru, age 65 has been Directeur General of Valois S.A. since 1978.

     Stephen J. Hagge, age 47, has been Executive Vice President and Chief Financial Officer, Secretary and Treasurer of AptarGroup since 1993.

     Lawrence Lowrimore, age 54, has been Vice President-Human Resources of AptarGroup since 1993.

     Francesco Mascitelli, age 48, has been Direttore Generale of SAR S.p.A., an Italian subsidiary, since 1991.

     Emil Meshberg, age 51, has served as Chief Executive Officer and President of Emson Research, Inc. for more than the past five years.

     James R. Reed, age 62, has served as President of SeaquistPerfect Dispensing L.L.C. (formerly known as Seaquist Valve and as Seaquist Dispensing) since 1987.

     Eric S. Ruskoski, age 51, has been President of Seaquist Closures L.L.C. since 1987.

     Hans-Josef Schutz, age 54, has been Geschaftsfuhrer of the Pfeiffer Group since 1993.

     Alain Vichot, age 65, has been Vice President-Marketing of AptarGroup since 1998. From 1994 to 1998, Mr. Vichot was Directeur General Adjoint of Valois S.A.

Item 11.  Executive Compensation

     The information set forth under the headings "Board Compensation" and "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1999, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1999, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the heading "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1999 is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

                                                                                               Location
                                                                                         ---------------------
     1)      Financial Statements required by Item 8 of this Form
             Consolidated Balance Sheets...............................................  Annual Report, page 22
             Consolidated Statements of Income.........................................  Annual Report, page 24
             Consolidated Statements of Cash Flows.....................................  Annual Report, page 25
             Consolidated Statements of Changes in Equity..............................  Annual Report, page 26
             Notes to Consolidated Financial Statements................................  Annual Report, page 27
             Report of Independent Accountants.........................................  Annual Report, page 39

     2)      Schedule required by Article 12 of Regulation S-X

             Report of Independent Accountants on
               Financial Statement Schedule............................................  page 17
             II - Valuation and Qualifying Accounts....................................  page 18

             All other schedules have been omitted because they are not applicable or not required.

     3)      Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 19-21 of this report.

(b)  Reports on Form 8-K during the quarter ended December 31, 1998:

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 26th day of March 1999.

                                AptarGroup, Inc.
                                ----------------
                                (Registrant)


                                By /s/ Stephen J. Hagge
                                   ---------------------
                                   Stephen J. Hagge
                                   Executive Vice President and Chief
                                   Financial Officer, Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

NAME                    TITLE                                     DATE


/s/ King Harris         Chairman of the Board and Director        March 26, 1999
King Harris



/s/ Carl Siebel         President and Chief Executive Officer     March 26, 1999
Carl Siebel             and Director (Principal Executive
                        Officer)



/s/ Peter Pfeiffer      Vice Chairman of the Board and Director   March 26, 1999
Peter Pfeiffer



/s/ Stephen J. Hagge    Executive Vice President and Chief        March 26, 1999
Stephen J. Hagge        Financial Officer, Secretary and
                        Treasurer (Principal Accounting and
                        Financial Officer)


NAME                            TITLE              DATE

/s/ Eugene L. Barnett         Director         March 26, 1999
Eugene L. Barnett


/s/ Robert Barrows            Director         March 26, 1999
Robert Barrows


/s/ Ralph Gruska              Director         March 26, 1999
Ralph Gruska


/s/ Leo A. Guthart            Director         March 26, 1999
Leo A. Guthart


/s/ Ervin J. LeCoque          Director         March 26, 1999
Ervin J. LeCoque


/s/ Alfred Pilz               Director         March 26, 1999
Alfred Pilz


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of AptarGroup, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 18, 1999, appearing on page 39 of the 1998 Annual Report to Stockholders of AptarGroup, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


       /s/ PricewaterhouseCoopers LLP
       ------------------------------
       PRICEWATERHOUSECOOPERS LLP

       Chicago, Illinois
       February 18, 1999

                               AptarGroup, Inc.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (Dollars in Thousands)



                            Balance at      Charged to                      Deductions       Balance
                             beginning       costs and                            from        at end
                             of period        expenses     Acquisition     reserve (a)     of period
                            ----------      ----------     -----------     -----------     ---------
1998
--------
Allowance for doubtful
accounts                        $3,812          $1,912            $147         $  739         $5,132

1997
--------
Allowance for doubtful
accounts                        $3,623          $1,261            $ --         $1,072         $3,812

1996
--------
Allowance for doubtful
accounts                        $3,296          $1,148            $ --         $  821         $3,623


(a) Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments, net.

                               INDEX TO EXHIBITS


Number and Description of Exhibit

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

10.11 Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as
          Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**

10.12     Amendment to Agreement of Employment dated November 20, 1995 of Ervin
          J. LeCoque, filed as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**

10.13 Employment Agreement dated February 1, 1996 of Stephen J. Hagge, filed as Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**

10.14 AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**

10.15 AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**

10.16     Employment Agreement dated March 6, 1996 of Eric S. Ruskoski, filed as
          Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-11846), is hereby incorporated by reference.**

10.17 Stock Purchase Agreement dated as of February 16, 1999 between AptarGroup, Inc. and The Meshberg Family Trust, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 26, 1999 (File No. 1-11846), is hereby incorporated by reference.

10.18 Stock Purchase Agreement dated as of February 16, 1999 among AptarGroup, Inc., Emil Meshberg and Samuel Meshberg, filed as Exhibit
          2.2 to the Company's Current Report on Form 8-K filed on February 26, 1999 (File No. 1-11846), is hereby incorporated by reference.

10.19 Agreement of Merger dated as of February 16, 1999 among AptarGroup, Inc., R Merger Corporation, R.P.M. manufacturing Company, Emil Meshberg and Ronald Meshberg, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 26, 1999 (File No. 1-11846), is hereby incorporated by reference.



13* 1998 Annual Report to Stockholders (such report, except to the extent specifically incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Form 10-K).

21*       List of Subsidiaries.

23*       Consent of Independent Accountants.

27*       Financial Data Schedule



*         Filed herewith.
**        Management contract or compensatory plan or arrangement.