Form 10-Q
period 1999-03-31
APTARGROUP INC
filed 1999-05-14
CIK 896622

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                  -------   ------

                         COMMISSION FILE NUMBER 1-11846

                                AptarGroup, Inc.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                     36-3853103
  ------------------------                ------------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)


475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois          60014
------------------------------------------------------------        ----------
       (Address of Principal Executive Offices)                     (Zip Code)


                                  815-477-0424
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  X      No
                                             ---        ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 12, 1999).

                                     Common Stock              36,300,684
                                                               ----------

                                AptarGroup, Inc.
                                   Form 10-Q
                          Quarter Ended March 31, 1999
                                     INDEX



Part I.     FINANCIAL INFORMATION                                     Page

Item 1.  Financial Statements (Unaudited)

             Consolidated Statements of Income -
             Three Months Ended March 31, 1999 and 1998                 3

             Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                       4

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1999 and 1998                 6

             Notes to Consolidated Financial Statements                 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              9

Item 3.      Quantitative and Qualitative Disclosures about             14
             Market Risk

Part II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                           15


SIGNATURE                                                               15

                                AptarGroup, Inc.
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 1999 and 1998
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                      1999            1998
                                                                      ----            ----
     Net Sales ..................................................  $   198,227     $   170,942
                                                                   -----------     -----------
     Operating Expenses:
         Cost of sales...........................................      124,085         106,709
         Selling, research & development and administrative......       32,884          28,201
         Depreciation and amortization...........................       17,022          13,568
                                                                   -----------     -----------
                                                                       173,991         148,478
                                                                   -----------     -----------
     Operating Income............................................       24,236          22,464
                                                                   -----------     -----------

     Other Income (Expense):
         Interest expense........................................       (2,620)         (1,406)
         Interest income.........................................          210             275
         Equity in income of affiliates..........................         (260)            183
         Minority interests......................................           34             (84)
         Miscellaneous, net......................................          523             646
                                                                   -----------     -----------
                                                                        (2,113)           (386)
                                                                   ------------    -----------

     Income Before Income Taxes..................................       22,123          22,078

     Provision for Income Taxes..................................        7,854           8,897
                                                                   -----------     -----------

     Net Income..................................................  $    14,269     $    13,181
                                                                   ===========     ===========

     Net Income Per Common Share:
         Basic...................................................  $       .39     $       .37
                                                                   ===========     ===========

         Diluted.................................................  $       .39     $       .36
                                                                   ===========     ===========

     Average number of shares outstanding (in thousands):
         Basic...................................................       36,189          35,992
         Diluted.................................................       36,845          36,716

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                             March 31,     December 31,
                                                                               1999            1998
                                                                           -----------     ------------
     Assets

     Current Assets:
       Cash and equivalents.............................................   $    30,040      $    25,159
       Accounts and notes receivable, less allowance for doubtful
         accounts of $5,686 in 1999 and $3,976 in 1998..................       181,447          173,289
       Inventories......................................................       108,133          101,091
       Prepayments and other............................................        26,306           17,110
                                                                           -----------      -----------
                                                                               345,926          316,649
                                                                           -----------      -----------

     Property, Plant and Equipment:
       Buildings and improvements.......................................        94,040           90,768
       Machinery and equipment..........................................       579,672          565,460
                                                                           -----------      -----------
                                                                               673,712          656,228
       Less: Accumulated depreciation...................................      (333,680)        (335,650)
                                                                               -------      -----------
                                                                               340,032          320,578
       Land.............................................................         4,364            4,601
                                                                           -----------      -----------
                                                                               344,396          325,179
                                                                           -----------      -----------

     Other Assets:
       Investments in affiliates........................................         3,393            3,217
       Goodwill, less accumulated amortization of $7,745
         in 1999 and $6,174 in 1998.....................................       125,659           49,689
       Miscellaneous....................................................        16,362           19,939
                                                                           -----------      -----------
                                                                               145,414           72,845
                                                                           -----------      -----------
             Total Assets...............................................   $   835,736      $   714,673
                                                                           ===========      ===========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                 (Unaudited)
                                                                   March 31,        December 31,
                                                                     1999               1998
                                                                 -----------        ------------
     Liabilities and Stockholders' Equity

     Current Liabilities:
       Notes payable..........................................   $   149,059         $    29,663
       Current maturities of long-term obligations............        10,593               7,561
       Accounts payable and accrued liabilities...............       125,942             130,209
                                                                 -----------         -----------
                                                                     285,594             167,433
                                                                 -----------         -----------

     Long-Term Obligations....................................        95,722              80,875
                                                                 -----------         -----------

     Deferred Liabilities and Other:
       Deferred income taxes..................................        25,260              24,989
       Retirement and deferred compensation plans.............        14,134              14,957
       Minority interests.....................................         4,127               4,189
       Deferred and other non-current liabilities.............         5,576               6,722
                                                                 -----------         -----------
                                                                      49,097              50,857
                                                                 -----------         -----------

     Stockholders' Equity:
       Common stock, $.01 par value...........................           363                 361
       Capital in excess of par value.........................       109,748             105,714
       Retained earnings......................................       342,409             329,582
       Accumulated other comprehensive income.................       (47,197)            (20,149)
                                                                 ------------        -----------
                                                                     405,323             415,508
                                                                 -----------         -----------
       Total Liabilities and Stockholders' Equity ............   $   835,736         $   714,673
                                                                 ===========         ===========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                     Consolidated Statements of Cash Flows
             (Dollars in Thousands, brackets denote cash outflows)
                                  (Unaudited)

                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                                 1999               1998
                                                                                                 ----               ----
     Cash Flows From Operating Activities:
       Net income                                                                            $    14,269       $    13,181
       Adjustments to reconcile net income to net cash provided by operations:
         Depreciation                                                                             16,115            12,921
         Amortization                                                                                907               647
         Provision for bad debts                                                                     386               272
         Minority interests                                                                          (34)               84
         Deferred income taxes                                                                       665               616
         Retirement and deferred compensation plans                                                  717             1,375
         Equity in income of affiliates in excess of cash distributions received                     260              (183)
         Changes in balance sheet items, excluding
           effects from foreign currency adjustments:
           Accounts receivable                                                                    (1,983)          (12,105)
           Inventories                                                                            (2,361)           (1,100)
           Prepaid and other current assets                                                       (3,450)           (3,419)
           Accounts payable and accrued liabilities                                                4,825             6,230
           Other changes, net                                                                       (796)           (1,742)
                                                                                             ------------      -----------
     Net Cash Provided by Operations                                                              29,520            16,777
                                                                                             -----------       -----------

     Cash Flows From Investing Activities:
       Capital expenditures                                                                      (18,638)          (13,359)
       Disposition of property and equipment                                                         632                56
       Acquisition of businesses                                                                (123,172)           (4,901)
       Collection of notes receivable, net                                                             4               228
       Investments in affiliates                                                                    (500)             (500)
                                                                                             ------------      ------------
     Net Cash (Used) by Investing Activities                                                    (141,674)          (18,476)
                                                                                             ------------      -----------

     Cash Flows From Financing Activities:
       Change in notes payable                                                                   119,908             5,453
       Proceeds from long-term obligations                                                         1,305             5,710
       Repayments of long-term obligations                                                        (1,487)           (3,717)
       Dividends paid                                                                             (1,443)           (1,440)
       Proceeds from stock options exercised                                                         440               332
                                                                                             -----------       -----------
     Net Cash Provided by Financing Activities                                                   118,723             6,338
                                                                                             -----------       -----------

     Effect of Exchange Rate Changes on Cash                                                      (1,688)             (386)
                                                                                             ------------      -----------
     Net Increase in Cash and Equivalents                                                          4,881             4,253
     Cash and Equivalents at Beginning of Period                                                  25,159            17,717
                                                                                             -----------       -----------
     Cash and Equivalents at End of Period                                                   $    30,040       $    21,970
                                                                                             ===========       ===========


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

    In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

    Note 2 - Acquisitions

    In the second and third quarters of 1998, the Company acquired controlling interests in two companies for approximately $15 million in cash, and 50,000 shares of the Company's common stock (valued at approximately $1.5 million). The excess purchase price over the fair value of the net assets acquired (goodwill) in these acquisitions was approximately $8 million and is being amortized on a straight-line basis over 40 years. These acquisitions are in companies that manufacture and distribute products similar to the Company's products.

    On February 17, 1999, the Company acquired Emson Research, Inc. and related companies (Emson) for approximately $123 million in cash and $4 million in shares of the Company's stock. Approximately $23 million of debt was assumed in the transaction. This acquisition was primarily funded through short-term borrowings, although the Company anticipates incurring long-term obligations in the second quarter of 1999 to replace part of the short-term borrowings associated with the acquisition. Emson is a leading supplier of perfume pumps in the North American market and also maintains a significant position in the North American personal care and food pump markets. The excess purchase price over the fair value of the net assets acquired (goodwill) in these acquisitions was approximately $80 million and is being amortized on a straight-line basis over 40 years.

    The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to their respective closing dates. Following are the Company's unaudited pro forma results for the first quarter of 1998 and 1999 assuming the acquisitions occurred on January 1, 1998 (in thousands, except for per share data):

                                                     1999             1998
    ------------------------------------------------------------------------
    Net Sales                                      $206,260         $205,274
    Net Income                                     $ 13,606         $ 12,665
    Net Earnings per common share:
         Basic                                     $   0.38         $   0.35
         Diluted                                   $   0.37         $   0.34
    Weighted average shares outstanding:
         Basic                                       36,270           36,191
         Diluted                                     36,926           36,915

These unaudited pro forma results have been prepared for comparative purposes only and may or may not be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future periods.

    Note 3 - Inventories

    At March 31, 1999 and December 31, 1998, inventories, by component, consisted of:

                                                March 31,        December 31,
                                                  1999               1998
                                               ----------        ------------
             Raw materials..................   $   41,770        $    35,709
             Work in progress...............       28,384             29,441
             Finished goods.................       37,979             35,941
                                               ----------        -----------
             Total..........................   $  108,133        $   101,091
                                               ==========        ===========

               The LIFO reserve was not material at either March 31, 1999 or December 31, 1998.

    Note 4 - Comprehensive Income

    AptarGroup's total comprehensive income was as follows:

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   1999               1998
                                                                   ----               ----
    Net income............................................    $     14,269        $    13,181
    Less: foreign currency translation adjustment.........         (27,048)            (9,293)
                                                              -------------       -----------
    Total comprehensive (loss) income.....................    $    (12,779)       $     3,888
                                                              =============       ===========

    Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


    Results of Operations

    Net sales for the quarter ended March 31, 1999 totaled $198.2 million, an increase of approximately 16.0% from the corresponding period of 1998. Sales were positively affected by the translation of AptarGroup's foreign sales due to the weaker U.S. dollar relative to the same three-month period of 1998. If the dollar exchange rate had been constant, sales for the three months ended March 31, 1999 would have increased approximately 13.1%. Approximately $22.7 million of the $27.3 million increase in sales came from acquisitions completed subsequent to the first quarter of 1998. Sales of pumps and metered dose aerosol valves to the pharmaceutical market and dispensing closures to the personal care, household and food markets increased over the prior year first quarter. Sales of pumps to the low-to-mid range fragrance/cosmetics market were down when compared to the first quarter of the prior year.

    European sales represented approximately 56.7% of net sales for the quarter ended March 31, 1999, compared to 56.1% for the same period a year ago. U.S. sales represented 38.1% of net sales for the quarter ended March 31, 1999 compared to 38.9% for the same period a year ago. Sales from other foreign operations represented 5.2% of net sales for the quarters ended March 31, 1999 compared to 5.0% for the same period a year ago.

    Cost of sales as a percent of net sales increased to 62.6% in the first quarter of 1999 compared to 62.4% in the same period a year ago. The increase for the quarter ended March 31, 1999 is attributed to the under-utilization of overheads from the softness in the low-to-mid range fragrance/cosmetics market and also reflects the mix of products sold.

    Depreciation and amortization as a percent of sales increased to 8.6% in the first quarter of 1999 compared to 7.9% in the same period a year ago. The increase for the quarter ended March 31, 1999 is primarily attributed to the additional depreciation and amortization expense associated with the write up in fixed assets to fair market value for the acquisitions completed subsequent to the first quarter of 1998. In addition the Company's depreciation expense increased due to capital investment in prior periods.

    Selling, research & development and administrative expenses (SG&A) increased 16.6% to $32.9 million in the first quarter of 1999, compared to $28.2 million in the same period a year ago. Approximately half of the increase in SG&A is related to the acquisitions completed subsequent to the first quarter of 1998. As a percent of net sales, SG&A increased slightly in the first quarter of 1999 to 16.6% from 16.5% a year ago. The slight increase as a percentage of sales is primarily due to additional information technology expenses related to the Company's year 2000 readiness program and to the implementation of new enterprise software systems at two major operations.

    European operations represented 68.3% of total operating income in the first quarter of 1999, compared to 74.9% for the same period a year ago. U.S.

    operations represented 42.5% of operating income in the first quarter in 1999 compared to 36.4% in the corresponding period in 1998. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations, corporate expenses and inter-geographic consolidated eliminations.

    Interest expense increased $1.2 million or 86.3% over the corresponding period in 1998 due primarily to the additional debt related to the acquisitions made subsequent to the first quarter of 1998.

    The effective tax rate for the three months ended March 31, 1999 was 35.5%, compared to 40.3% for the same period a year ago. The decrease is primarily attributable to the Company's ongoing rationalization of tax rates combined with the mix of income earned in different foreign tax jurisdictions. The Company expects the effective tax rate for 1999 to be in the range of 35% to 36%.

    Net income for the first quarter increased 8.3% to $14.3 million compared to $13.2 million in the first quarter of 1998.

    Foreign Currency

    A significant portion of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's operations are based in Europe - primarily France, Germany, and Italy - a strengthening U.S. dollar relative to the major foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

    Additionally, in some cases, the Company sells products denominated in a currency different from the currency for which the respective costs are incurred. Changes in exchange rates on such inter-country sales impacts the Company's results of operations.

    Quarterly Trends

    AptarGroup's results of operations in the second half of the year typically are negatively impacted by European summer holidays and customer plant shutdowns in December. In the future, AptarGroup's results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup's products are sold, changes in general economic conditions in any of the countries in which AptarGroup does business, and year 2000 concerns from customers.

    Liquidity and Capital Resources

    Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first three months of 1999 was $29.5 million compared to $16.8 million in the same period a year ago. The increase is primarily attributed to less cash used for working capital in 1999.

    Total net working capital at March 31, 1999 was $60.3 million compared to $149.2 million at December 31, 1998. The decrease in working capital in 1999 is primarily due to the additional short-term borrowings related to the acquisition of Emson during the first quarter of 1999.

    Net cash used by investing activities in the three months of 1999 increased to $141.7 million from $18.5 million in the same period a year ago due to the Company's purchase of Emson on February 17, 1999. The Company paid approximately $122.8 million in cash and $4.0 million of the Company's common stock and assumed approximately $23.0 million of debt. This acquisition was initially funded through short-term borrowings. The Company anticipates incurring long-term obligations in the second quarter of 1999 to replace a part of the short-term borrowings associated with the acquisition of Emson. Management anticipates that cash outlays for capital expenditures for all of 1999 will be approximately $85 to $90 million.

    Net cash provided by financing activities increased to $118.7 million in the first three months of 1999 compared to $6.3 million in 1998. The increase in net cash provided by financing activities is due to borrowing for the acquisition of Emson mentioned above. The ratio of net debt to total net capitalization was 35.7% and 18.3% at March 31, 1999 and December 31, 1998, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

    A portion of the Company's debt is denominated in foreign currency. AptarGroup has historically borrowed locally to hedge potential currency fluctuations for assets that were purchased outside of the U.S. It is expected that this practice will continue.

    The Company has a multi-year, unsecured revolving credit agreement allowing borrowings of up to $25 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At March 31, 1999, the amount unused and available under this agreement was $10 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on April 29, 2001. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, short-term obligations of $25 million have been reclassified as long-term obligations as of March 31, 1999 and December 31, 1998.

    On April 21, 1999, the Board of Directors declared a quarterly dividend of $.04 per share payable on May 26, 1999 to shareholders of record as of May 5, 1999.

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

    The Company has implemented a Y2K readiness program with the objective of having all of the significant Enterprise Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Y2K issue before January 1, 2000. The Company has established standardized planning, assessment and progress documentation as well as set critical deadlines that apply to all significant subsidiaries.

    In order to address the Y2K issue, the Company has developed and implemented a five-phase readiness program which is comprised of 1) planning, 2) assessment, 3) renovation/replacement, 4) testing/validation, and 5) contingency planning. The Company has completed the planning and assessment phases of the program. Currently, the Company is in the process of completing the renovation/replacement and testing/validation phases of the program, the majority of which has been completed by the end of the first quarter of 1999. Though certain systems may require additional modifications throughout 1999, the Company believes that these systems will be Y2K ready by the end of 1999.

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

    Concurrently with the Y2K readiness measures described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue, and is developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined, as additional information becomes available. Contingency plans may include increasing inventory levels, securing alternate sources of supply, adjusting facility shutdown and start-up schedules and other appropriate measures.

    The current estimated costs of the project are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those planned. Based on management's current estimations, the projected costs of the Company's Y2K readiness program are expected to total $3.5 million.

    Although the Company expects its critical Enterprise Systems to be Y2K ready by the end of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant production facilities incurring interruption in business either from internal systems failures or failure to perform on the part of third parties, including suppliers. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to produce certain products, collect and process orders, process payments, manage inventory and perform adequate customer service. Should the worst case scenario occur it could, depending on its duration, have a material adverse impact on the Company's results of operations and financial position, but that impact is not estimable.

    Forward-Looking Statements

    In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do no relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the failure by the Company or its suppliers or customers to achieve Y2K compliance, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company's acquisitions, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

    Adoption of New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the complexity of this new standard, the company is still assessing the impact it will have on the financial position or results of operations, but does not anticipate it having a material impact on the financial statements.

    Item 3.     Quantitative and Qualitative Disclosures about Market Risk

    A significant portion of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. The Company's significant foreign exchange exposures are to the major currencies which are now part of the Euro (the Italian Lira, French Franc and German Mark). The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

    The table below provides information as of March 31, 1999 about the Company's forward currency exchange contracts. All the contracts expire before the end of the third quarter of 1999.

                                                                   Average
                                                               Contractual
    Buy/Sell                           Contract Amount       Exchange Rate
--------------------------------------------------------------------------
    FRF/USD                                   $  8,191                5.71
    LIRE/USD                                     2,900            1,647.57
    FRF/GBP                                      1,016                9.57
    LIRE/FRF                                       985              295.33
    LIRE/GBP                                       806            2,811.91

    The Company is also party to certain smaller contracts to buy or sell various other currencies (principally European, Japanese and Australian) that had an aggregate contract amount of $0.5 million as of March 31, 1999.

    The Company has a cross-currency interest rate swap to hedge an intercompany lending transaction. This swap requires the Company to pay principal of 37,031 French Francs plus interest at 8% and receive principal of $7,500 plus interest at 7.08% over ten years. If the Company canceled the swap at March 31, 1999, the Company would have received approximately $861 based on the fair value of the swap on that date.

    The table below presents the cash flows in both foreign currency and U.S. dollars that are expected to be exchanged over the duration of the contract.

                       1999        2000      2001      2002      2003    Thereafter
------------------------------------------------------------------------------------
    Pay FRF         FRF 6,772     7,822     7,400     6,992     6,560        11,850
    Receive USD        $1,337     1,525     1,450     1,377     1,299         2,370

    Additionally, in some cases, the Company sells products denominated in a currency different from the currency for which the respective costs are incurred. Changes in exchange rates on such inter-country sales impacts the Company's results of operations.

                          PART II - OTHER INFORMATION


    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibit 27 is included with this report.

                    (b) On February 26, 1999 the Company filed a report on Form
                        8-K dated February 17, 1999 announcing, pursuant to Item 2 of Form 8-K, the Company had purchased Emson Research, Inc. and affiliated companies on February 17, 1999, for cash, stock and assumption of debt.



                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AptarGroup, Inc
                               (Registrant)

                               By /s/ Stephen J. Hagge
                                 ----------------------------------------
                               Stephen J. Hagge
                               Executive Vice President and Chief
                               Financial Officer, Secretary and Treasurer
                               (Duly Authorized Officer and
                               Principal Financial Officer)


    Date: May 13, 1999

                               INDEX TO EXHIBITS

    Number and Description of Exhibit
    ---------------------------------
    27             Financial Data Schedules filed herewith.