Form 10-Q
period 1999-06-30
APTARGROUP INC
filed 1999-08-13
CIK 896622

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ----to----

                        COMMISSION FILE NUMBER 1-11846

                               AptarGroup, Inc.
            (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                               36-3853103
               --------                               ----------
       (State of Incorporation)          (I.R.S. Employer Identification No.)

475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois            60014
------------------------------------------------------------            ------
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

                               Yes   X      No____
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 1999)

                           Common Stock  36,437,625

================================================================================

                               AptarGroup, Inc.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999
                                     INDEX

PART I.        FINANCIAL INFORMATION                              Page
                                                                  ----
ITEM 1.        Financial statements (Unaudited)

               Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1999
               and 1998                                              3

               Consolidated Balance Sheets -
               June 30, 1999 and December 31, 1998                   4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1999 and 1998               6

               Notes to Consolidated Financial Statements            7

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations        10

ITEM 3.        Quantitative and Qualitative Disclosures about
               Market Risk                                          16

PART II.       OTHER INFORMATION

ITEM 2.        Changes in Securities and Use of Proceeds            17

ITEM 4.        Submission of Matters to a Vote of
               Security Holders                                     17

ITEM 6.        Exhibits and Reports on Form 8-K                     18

SIGNATURE                                                           19

                               AptarGroup, Inc.
                       Consolidated Statements of Income
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                 Three Months               Six Months
                                                                 Ended June 30,            Ended June 30,
                                                        ---------------------------   -----------------------
                                                              1999            1998         1999         1998
                                                        ------------   ------------   ----------   ----------
Net Sales.............................................  $    208,860   $    181,752   $  407,087   $  352,694

Operating Expenses:
  Cost of sales.......................................       129,890        113,778      253,975      220,487
  Selling, research & development
   and administrative.................................        33,484         29,801       66,368       58,002
  Depreciation and amortization.......................        17,143         13,353       34,165       26,921
                                                        ------------   ------------   ----------   ----------
                                                             180,517        156,932      354,508      305,410
                                                        ------------   ------------   ----------   ----------

Operating Income......................................        28,343         24,820       52,579       47,284
                                                        ------------   ------------   ----------   ----------

Other Income (Expense):
  Interest expense....................................        (3,792)        (1,684)      (6,412)      (3,090)
  Interest income.....................................           411            253          621          528
  Equity in results of affiliates.....................          (288)           135         (548)         318
  Minority interests..................................           (65)          (125)         (31)        (209)
  Miscellaneous, net..................................           359           (322)         882          324
  Lawsuit settlement, net.............................             0            815            0          815
                                                        ------------   ------------   ----------   ----------
                                                              (3,375)          (928)      (5,488)      (1,314)
                                                        ------------   ------------   ----------   ----------

Income Before Income Taxes............................        24,968         23,892       47,091       45,970

Provision for Income Taxes............................         8,788          9,628       16,642       18,525
                                                        ------------   ------------   ----------   ----------

Net Income............................................  $     16,180   $     14,264   $   30,449   $   27,445
                                                        ============   ============   ==========   ==========

Net Income Per Common Share:
   Basic..............................................  $        .45   $        .40   $      .84   $      .76
                                                        ============   ============   ==========   ==========

   Diluted............................................  $        .44   $        .39   $      .82   $      .75
                                                        ============   ============   ==========   ==========

Average Number of Shares Outstanding (in thousands):
   Basic..............................................        36,344         36,024       36,267       36,008
   Diluted............................................        37,026         36,852       36,921       36,794

         See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                 (Unaudited)
                                                                  June 30,     December 31,
                                                                   1999           1998
                                                                -----------   --------------
Assets

Current Assets:
  Cash and equivalents........................................  $    32,631   $     25,159
  Accounts and notes receivable, less allowance for doubtful
     accounts of $6,051 in 1999 and $4,367 in 1998............      181,399        173,289
  Inventories.................................................      104,902        101,091
  Prepayments and other.......................................       25,136         17,110
                                                                -----------   ------------
                                                                    344,068        316,649
                                                                -----------   ------------

Property, Plant and Equipment:
  Buildings and improvements..................................       93,665         90,768
  Machinery and equipment.....................................      588,101        565,460
                                                                -----------   ------------
                                                                    681,766        656,228
  Less: Accumulated depreciation..............................     (342,964)      (335,650)
                                                                -----------   ------------
                                                                    338,802        320,578
  Land........................................................        4,235          4,601
                                                                -----------   ------------
                                                                    343,037        325,179
                                                                -----------   ------------

Other Assets:
  Investments in affiliates...................................        3,516          3,217
  Goodwill, less accumulated amortization of $8,355 in
     1999 and $6,586 in 1998..................................      124,098         49,689
  Miscellaneous...............................................       16,999         19,939
                                                                -----------   ------------
                                                                    144,613         72,845
                                                                -----------   ------------

     Total Assets                                               $   831,718   $    714,673
                                                                ===========   ============

          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                 (Unaudited)
                                                   June 30,    December 31,
Liabilities and Stockholder's Equity                 1999          1998
                                                 -----------   ------------
Current Liabilities:
  Notes payable................................  $    15,560   $     29,663
  Current maturities of long-term obligations..        8,605          7,561
  Accounts payable and accrued liabilities.....      125,155        130,209
                                                 -----------   ------------
                                                     149,320        167,433
                                                 -----------   ------------

Long-Term Obligations..........................      226,842         80,875
                                                 -----------   ------------

Deferred Liabilities and Other:
  Deferred income taxes........................       22,002         24,989
  Retirement and deferred compensation plans...       13,847         14,957
  Minority interests...........................        4,071          4,189
  Deferred and other non-current liabilities...        4,870          6,722
                                                 -----------   ------------
                                                      44,790         50,857
                                                 -----------   ------------

Stockholders' Equity:
  Common stock, $.01 par value.................          399            361
  Capital in excess of par value...............      111,305        105,714
  Retained earnings............................      357,138        329,582
  Accumulated other comprehensive income.......      (58,076)       (20,149)
                                                 -----------   ------------
                                                     410,766        415,508
                                                 -----------   ------------

  Total Liabilities and Stockholders' Equity     $   831,718   $    714,673
                                                 ===========   ============


         See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1999 and 1998
             (Dollars in Thousands, brackets denote cash outflows)
                                  (Unaudited)

                                                               Six Months Ended June 30,
Cash Flows From Operating Activities:                             1999           1998
                                                                  ----           ----
  Net income...............................................  $      30,449   $    27,445
  Adjustments to reconcile net income
     to net cash provided by operations:
  Depreciation.............................................         32,291        25,684
  Amortization.............................................          1,874         1,237
  Provision for bad debts..................................            492           638
  Minority interests.......................................             31           209
  Deferred income taxes....................................            636          (390)
  Retirement and deferred compensation plans...............           (672)         (193)
  Equity in result of affiliates in
     excess of cash distributions received.................            548          (318)
  Changes in balance sheet items,
     excluding effects from foreign currency adjustments:
  Accounts receivable......................................           (512)      (18,341)
  Inventories..............................................         (1,652)       (5,314)
  Prepaid and other current assets.........................         (3,434)       (2,850)
  Accounts payable and accrued liabilities.................          1,763         8,385
  Other changes, net.......................................          4,440        (2,751)
                                                             -------------   -----------
  Net cash provided by operations..........................         66,254        33,441
                                                             -------------   -----------

Cash Flows From Investing Activities:
  Capital expenditures.....................................        (48,689)      (29,948)
  Disposition of property and equipment....................          1,579            89
  Acquisition of businesses................................       (123,575)       (7,181)
  Collections (proceeds) of notes receivable, net..........             27           (48)
  Investments in affiliates................................         (1,000)         (800)
                                                             -------------   -----------
  Net cash used by investing activities....................       (171,658)      (37,888)
                                                             -------------   -----------

Cash Flows From Financing Activities:
  (Decrease) increase in notes payable.....................        (12,761)       13,233
  Proceeds from long-term obligations......................        162,642         9,297
  Repayments of long-term obligations......................        (33,647)       (6,906)
  Dividends paid...........................................         (2,892)       (2,880)
  Proceeds from stock options exercised....................          2,032           517
                                                             -------------   -----------
  Net cash provided by financing activities................        115,374        13,261
                                                             -------------   -----------

Effect of Exchange Rate Changes on Cash....................         (2,498)         (200)
                                                             -------------   -----------

Net Increase in Cash and Equivalents.......................          7,472         8,614
Cash and Equivalents at Beginning of Period................         25,159        17,717
                                                             -------------   -----------
Cash and Equivalents at End of Period......................  $      32,631   $    26,331
                                                             =============   ===========

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

 In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.

 In August 1998, the Company effected a two-for-one stock split. Previously reported information has been restated to reflect the stock split.

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

 On February 17, 1999, the Company acquired Emson Research, Inc. and related companies (Emson) for approximately $123 million in cash and 148,371 shares of the Company's common stock (valued at approximately $4 million). Approximately $23 million of debt was assumed in the transaction. This acquisition was initially funded through short-term borrowings. The Company incurred long-term obligations in the second quarter of 1999 to replace most of the short-term borrowings associated with the acquisition. Emson is a leading supplier of perfume pumps in the North American market and also maintains a significant position in the North American personal care and food pump markets. The excess purchase price over the fair value of the net assets acquired (goodwill) in these acquisitions was approximately $80 million and is being amortized on a straight-line basis over 40 years.

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

                                         Three Months Ended June 30,  Six Months Ended June 30,
                                         ---------------------------  -------------------------
                                                1999          1998          1999         1998
-----------------------------------------------------------------------------------------------
 Net Sales                                    $208,860      $215,818      $415,121     $421,077
 Net Income                                   $ 16,180      $ 15,150      $ 29,621     $ 28,478
 Net Earnings per common share:
     Basic                                    $   0.45      $   0.41      $   0.81     $   0.79
     Diluted                                  $   0.44      $   0.40      $   0.80     $   0.77
 Weighted average shares outstanding:
     Basic                                      36,344        36,194        36,348       36,178
     Diluted                                    37,026        37,022        37,002       36,964

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future periods.

Note 3 - Inventories

At June 30, 1999 and December 31, 1998, inventories, by component, consisted of:

                            June 30,  December 31,
                              1999          1998
                         -----------  ------------
     Raw Materials       $    40,293  $     35,493
     Work in progress         27,561        29,441
     Finished goods           37,048        36,157
                         -----------  ------------
          Total          $   104,902  $    101,091
                         ===========  ============

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The cost of two domestic inventories and the inventories of two foreign operations are determined by using the last-in, first-out ("LIFO") method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. The LIFO reserve was not material at either June 30, 1999 or December 31, 1998.

Note 4 - Long-Term Debt


 On May 15, 1999 the Company entered into a $107 million, twelve-year private debt placement agreement. The private placement is comprised of $107 million of 6.62% senior unsecured notes. The notes will be repaid in equal annual installments of $21.4 million beginning on May 30, 2007 and ending on May 30, 2011.

 The Company entered into a new multi-year, multi-currency unsecured revolving credit agreement on June 30, 1999 allowing borrowings of up to $75 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At June 30, 1999, the amount unused and available under this agreement was $20 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $20 million of short-term obligations representing the unused and available amount under the new credit agreement have been reclassified as long-term obligations as of June 30, 1999. Short-term obligations of $25 million were reclassified as long-term obligations as of December 31, 1998 under a previous revolving credit agreement.


 The revolving credit agreement and private placement agreements contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.


 Note 5 - Comprehensive Income

 AptarGroup's total comprehensive income was as follows:

                                                     Three months ended June 30    Six months ended June 30
                                                     ---------------------------  -------------------------
                                                         1999           1998          1999          1998
                                                     ------------   ------------  -----------   -----------
 Net income                                              $ 16,180        $14,264     $ 30,449       $27,445
      Add/(Subtract): foreign currency
       translation adjustment                             (10,881)         5,257      (37,927)       (4,035)
                                                     ------------   ------------  -----------   -----------
      Total comprehensive income (loss)                  $  5,299        $19,521     $ (7,478)      $23,410
                                                     ============   ============  ===========   ===========

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


 Results of Operations

 Net sales for the quarter and six months ended June 30, 1999 totaled $208.9 million and $407.1 million, respectively, increases of approximately 15% when compared to the corresponding periods of 1998. The stronger U.S. dollar relative to the same three-month period of 1998 negatively affected the translation of AptarGroup's foreign sales. If the dollar exchange rate had been constant, sales for the three months ended June 30, 1999 would have increased approximately 17%. The impact of changes in the U.S. dollar exchange rate on sales for the six months ended June 30, 1999 was insignificant. Acquisitions completed in the second and third quarters of 1998 and the first quarter of 1999 accounted for $32 million and $55 million of the increase for the three and six months ended June 30, 1999 respectively. Softness in demand from the fragrance/cosmetic market and the implementation of a major enterprise software system at a domestic operation adversely affected the sales compared to the same periods in the prior year. Sales were positively impacted by increased sales to the pharmaceutical, personal care and food markets when compared to the same periods in the prior year.

 Sales to unaffiliated customers by European operations represented approximately 54% and 56% of net sales for the quarter and six months ended June 30, 1999, respectively, compared to 54% and 55% for the same periods a year ago. Sales to unaffiliated customers by U.S. operations represented 40% and 39% of net sales for the quarter and six months ended June 30, 1999, respectively, compared to 41% and 40% for the same periods a year ago. Sales to unaffiliated customers by other foreign operations represented 6% and 5% of net sales for the quarter and six months ended June 30, 1999, respectively, compared to 5% for the same periods a year ago.

 Cost of sales as a percent of net sales decreased slightly to 62.2% in the second quarter of 1999 compared to 62.6% in the same period a year ago. For the first six months of 1999, cost of sales as a percent of net sales decreased slightly to 62.4% compared to 62.5% in the same period a year ago. The decrease for the quarter and six months ended June 30, 1999 is primarily attributed to the mix of products sold.

 Selling, research & development and general and administrative expenses (SG&A) increased 12.4% or $3.7 million to $33.5 million in the second quarter of 1999 compared to $29.8 million in the same period a year ago. The entire increase in SG&A is related to acquisitions completed in the second and third quarters of 1998 and the first quarter of 1999. As a percent of net sales, SG&A decreased to 16.0% in the second quarter of 1999 compared to 16.4% in the same period a year ago. SG&A for the six months ended June 30, 1999 increased 14.4% or $8.4 million to $66.4 million compared to $58.0 million a year ago. Approximately $5.9 million of the increase is due to the acquisitions mentioned above. The remainder of the increase is primarily due to additional information technology expenses related to the Company's year 2000 readiness program and to the implementation of new enterprise software systems at two major operations. As a percent of net sales, SG&A decreased slightly in the first six months of 1999 to 16.3% compared to 16.4% a year ago.

 European operations represented 72% and 70% of operating income in the second quarter and year to date of 1999, respectively, as compared to 74% and 75% in the same periods a year ago. U.S. operations represented 37% and 40% of operating income in the second quarter and year to date of 1999, respectively, as compared to 37% in the corresponding periods of 1998. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations, corporate expenses and inter-geographic eliminations.

 Interest expense increased $2.1 million and $3.3 million for the second quarter and six months ended June 30, 1999, respectively, as compared to the same periods a year ago due primarily to the additional debt related to the acquisitions completed in the second and third quarters of 1998 and the first quarter of 1999.

 The effective tax rate for the second quarter and six months ended June 30, 1999 was 35.2% compared to 40.3% for the same period a year ago. The decrease is due to a reduction in the French and German corporate tax rates, the mix of income earned in different foreign tax jurisdictions combined with the ongoing rationalization of tax rates. The Company expects the effective tax rate for 1999 to be in the range of 35%- 36%.

 Net income for the second quarter increased 13% to $16.2 million compared to $14.3 million in the second quarter of 1998. Net income for the six months ended June 30, 1999 increased 11% to $30.4 million as compared to $27.4 million in the same period a year ago.

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

 Foreign Currency

 A significant portion of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's operations are based in Europe - primarily France, Germany and Italy
 - a strengthening U.S. dollar relative to the major European currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

 Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales impact the Company's results of operations.

 Liquidity and Capital Resources

 Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first six months of 1999 was $66.3 million compared to $33.4 million in the same period a year ago. The increase is primarily attributed to changes in working capital.

 Total net working capital at June 30, 1999 was $194.7 million compared to $149.2 million at December 31, 1998. The increase in net working capital is due primarily to the acquisition of Emson made in 1999.

 Management anticipates that cash outlays for capital expenditures for all of 1999 will be approximately $85 to $90 million.

 Net cash used by investing activities increased to $171.7 million from $37.9 million a year ago due to the Company's purchase of Emson on February 17, 1999. The Company paid $122.8 million in cash, approximately $4 million of the Company's common stock and assumed approximately $23 million of debt. This acquisition was initially funded through short-term borrowings. The Company incurred long-term obligations in the second quarter of 1999 to replace most of the short-term borrowings associated with the acquisition of Emson.

 Net cash provided by financing activities increased to $115.4 million in the first six months of 1999 compared to $13.3 million in 1998. The increase in net cash provided by financing activities is due to borrowing for the acquisition of Emson mentioned above. The ratio of net debt to total net capitalization was 34.7% and 18.3% at June 30, 1999 and December 31, 1998, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

 On May 15, 1999 the Company entered into a $107 million, twelve-year private debt placement agreement. The private placement is comprised of $107 million of 6.62% senior unsecured notes. The notes will be repaid in equal annual installments of $21.4 million beginning on May 30, 2007 and ending on May 30, 2011.

 The Company entered into a new multi-year, multi-currency unsecured revolving credit agreement on June 30, 1999 allowing borrowings of up to $75 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At June 30, 1999, the amount unused and available under this agreement was $20 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $20 million of short-term obligations representing the unused and available amount under the new credit agreement have been reclassified as long-term obligations as of June 30, 1999. Short-term obligations of $25 million were reclassified as long-term obligations as of December 31, 1998 under a previous revolving credit agreement.

 The revolving credit agreement and private placement agreements contain covenants that include certain financial tests, such as minimum interest coverage, net worth and maximum borrowings.

 On July 22, 1999, the Board of Directors declared a quarterly dividend of $.05 per share payable on August 24, 1999 to shareholders of record as of August 3, 1999. This dividend represents a 25% increase over the prior dividend rate.

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

 In order to address the Y2K issue, the Company has developed and implemented a five-phase readiness program which is comprised of 1) planning, 2) assessment,
 3) renovation/replacement, 4) testing/validation, and 5) contingency planning. The Company has substantially completed phases one through three of the program. Currently, the Company is in the process of completing phase four, the testing/validation phase of the program, the majority of which was completed by the end of the second quarter of 1999. Though certain systems may require additional modifications throughout 1999, the Company believes that these systems will be Y2K ready by the end of 1999. Concurrently with completing phase four, the Company is in the process of completing phase five, contingency planning. The Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue, and is developing cost estimates for such plans. Once developed, contingency plans and related cost estimates will be continually refined, as additional information becomes available. Contingency plans may include increasing inventory levels, securing alternate sources of supply, adjusting facility shutdown and start-up schedules and other appropriate measures.


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

 Although the Company expects its critical Enterprise Systems to be Y2K ready by the end of 1999, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant production facilities incurring interruption in business either from internal systems failures or failure to perform on the part of third parties, including suppliers. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to produce certain products, collect and process orders, process payments, manage inventory and perform adequate customer service. Should the worst case scenario occur it could, depending on its duration, have a material adverse impact on the Company's results of operations and financial position, but that impact can not be estimated.

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

 Adoption of New Accounting Standards

 In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the complexity of this new standard, the Company is still assessing the impact it will have on the financial position or results of operations, but does not anticipate it having a material impact on the financial statements. In June 1999, the FASB issued SFAS No. 137, which amended the effective date of SFAS
 133. The new effective date for implementation of SFAS 133 is now for all fiscal quarters of all fiscal years beginning after June 15, 2000.

 Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 A significant portion of AptarGroup's operations is located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. The Company's significant foreign exchange exposures are to the major currencies which are now part of the Euro (the Italian Lira, French Franc and German Mark). The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

 The table below provides information as of June 30, 1999 about the Company's forward currency exchange contracts. All the contracts expire before the end of the third quarter of 1999.

                                            Average
                                        Contractual
 Buy/Sell            Contract Amount  Exchange Rate
 --------------------------------------------------
 FRF/USD                     $12,830           6.20
 DM/USD                        6,597           1.84
 LIRE/USD                      3,095       1,824.46
 FRF/GBP                       1,397           9.96
 FRF/YEN                       1,371         0.0521
 LIRE/GBP                        686        2955.16

 The Company is also party to certain smaller contracts to buy or sell various other currencies (principally Japanese and Australian) that had an aggregate contract amount of $0.3 million as of June 30, 1999.

 The Company has a cross-currency interest rate swap to hedge an intercompany lending transaction. This swap requires the Company to pay principal of 37,031 French Francs plus interest at 8% and receive principal of $7,500 plus interest at 7.08% over ten years. If the Company canceled the swap at June 30, 1999, the Company would have received approximately $956 based on the fair value of the swap on that date.

 The table below presents the cash flows in both foreign currency and U.S. dollars that are expected to be exchanged over the duration of the contract.

                     1999   2000   2001   2002   2003  Thereafter
 ----------------------------------------------------------------
 Pay FRF        FRF 6,772  7,822  7,400  6.992  6,560      11,850
 Receive USD       $1,337  1,525  1,450  1,377  1,299       2,370

 Additionally, in some cases, the Company sells products denominated in a currency different from the currency for which the respective costs are incurred. Changes in exchange rates on such inter-country sales impacts the Company's results of operations.

                          PART II - OTHER INFORMATION

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

 During the quarter ended June 30, 1999, 180 shares of Common Stock of the Company were sold to participants in the FCP Aptar Savings Plan, (the "Plan") at the price of $26.18 per share. Employees of AptarGroup S.A., a subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds form the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of stockholders was held on May 11, 1999. A vote was taken by ballot for the election of three directors to hold office until the 2002 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

                                                Broker
       Nominee             For      Withhold  Non-votes
       -------             ---      --------  ---------

     King Harris        28,706,456   416,666        -0-
     Peter Pfeiffer     28,705,268   417,854        -0-
     Joanne C. Smith    28,685,413   437,709        -0-

     No votes were cast for any other nominee for director. The directors continuing in office until the 2000 Annual Meeting are Eugene Barnett, Ralph Gruska and Leo A. Guthart. Directors continuing in office until the 2001 Annual Meeting of Stockholders are Robert Barrows, Alfred Pilz, and Carl A. Siebel.

     A vote was also taken to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares. The vote was as set forth below:

             For             Against          Abstain          Broker Non-Votes
             ---             -------          -------          ----------------

          21,709,412        7,376,229         37,481                   -0-

     No other matters were submitted to a vote by ballot at the 1999 Annual Meeting.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 3 (i)  Amended and Restated Certificate of Incorporation of
                         the Company

          Exhibit 4.1 Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A

          Exhibit 4.2 Multicurrency Credit Agreement dated as of June 30, 1999 among the Company, the lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and Bank of America Securities LLC, as Arranger

          Exhibit 27     Financial Statement Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed for the quarter ended June 30, 1999.

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

Date: August 12, 1999