Form 10-Q
period 1999-09-30
APTARGROUP INC
filed 1999-11-12
CIK 896622

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes X      No
                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 10, 1999)

                            Common Stock  36,451,175

================================================================================

                               AptarGroup, Inc.
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1999
                                     INDEX

PART I.                       FINANCIAL INFORMATION                        Page
                                                                           ----

ITEM 1.    Financial statements

           Consolidated Statements of Income -
           Three and Nine Months Ended September 30, 1999
           and 1998 (Unaudited)                                               3

           Consolidated Balance Sheets -
           September 30, 1999 (Unaudited) and
           December 31, 1998                                                  4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1999 and 1998
           (Unaudited)                                                        6

           Notes to Consolidated Financial Statements
           (Unaudited)                                                        7

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     12

ITEM 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                       19

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds                         21

ITEM 6.    Exhibits and Reports on Form 8-K                                  21

SIGNATURE                                                                    23

                               AptarGroup, Inc.
                       Consolidated Statements of Income
        For the Three and Nine Months Ended September 30, 1999 and 1998
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                           Three Months           Nine Months
                                                        Ended September 30,   Ended September 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Net Sales.............................................  $210,479   $182,692   $617,566   $535,386

Operating Expenses:
  Cost of sales.......................................   130,489    112,644    384,464    333,131
  Selling, research & development
    and administrative................................    33,507     30,201     99,875     88,203
  Depreciation and amortization.......................    17,589     14,446     51,754     41,367
                                                        --------   --------   --------   --------
                                                         181,585    157,291    536,093    462,701
                                                        --------   --------   --------   --------

Operating Income......................................    28,894     25,401     81,473     72,685
                                                        --------   --------   --------   --------

Other Income (Expense):
  Interest expense....................................    (3,845)    (1,578)   (10,257)    (4,668)
  Interest income.....................................       322        166        943        694
  Equity in results of affiliates.....................      (283)      (126)      (831)       192
  Minority interests..................................       (62)       (27)       (93)      (236)
  Miscellaneous, net..................................        36       (606)       918       (282)
  In-process research and development.................    (3,300)        --     (3,300)        --
  Lawsuit settlement, net.............................        --         --         --        815
                                                        --------   --------   --------   --------
                                                          (7,132)    (2,171)   (12,620)    (3,485)
                                                        --------   --------   --------   --------

Income before Income Taxes............................    21,762     23,230     68,853     69,200

Provision for Income Taxes............................     8,868      8,712     25,510     27,237
                                                        --------   --------   --------   --------

Net Income............................................  $ 12,894   $ 14,518   $ 43,343   $ 41,963
                                                        ========   ========   ========   ========

Net Income Per Common Share:
  Basic...............................................  $    .35   $    .40   $   1.19   $   1.16
                                                        ========   ========   ========   ========
  Diluted.............................................  $    .35   $    .39   $   1.17   $   1.14
                                                        ========   ========   ========   ========

Average Number of Shares Outstanding (in thousands):
  Basic...............................................    36,440     36,087     36,325     36,035
  Diluted.............................................    37,039     36,867     36,949     36,813

         See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Dollars in Thousands, Except Per Share Data)

                                                                 (Unaudited)
                                                                September 30,   December 31,
                                                                    1999           1998
                                                                ------------   ------------
Assets

Current Assets:
  Cash and equivalents........................................  $      32,039   $     25,159
  Accounts and notes receivable, less allowance for doubtful
     accounts of $6,522 in 1999 and $5,132 in 1998............        192,344        173,289
  Inventories.................................................        111,277        101,091
  Prepayments and other.......................................         28,193         17,110
                                                                    ---------       --------
                                                                      363,853        316,649
                                                                    ---------       --------

Property, Plant and Equipment:
  Buildings and improvements..................................        100,493         90,768
  Machinery and equipment.....................................        621,112        565,460
                                                                    ---------       --------
                                                                      721,605        656,228
  Less: Accumulated depreciation..............................       (364,998)      (335,650)
                                                                    ---------       --------
                                                                      356,607        320,578
  Land........................................................          4,408          4,601
                                                                    ---------       --------
                                                                      361,015        325,179
                                                                    ---------       --------

Other Assets:
  Investments in affiliates...................................          4,272          3,217
  Goodwill, less accumulated amortization of $9,409 in
     1999 and $7,757 in 1998..................................        128,559         49,689
  Miscellaneous...............................................         24,754         19,939
                                                                    ---------       --------
                                                                      157,585         72,845
                                                                    ---------       --------

     Total Assets                                                   $ 882,453      $ 714,673
                                                                    =========      =========




          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Dollars in Thousands, Except Per Share Data)

                                                    (Unaudited)
                                                   September 30,    December 31,
Liabilities and Stockholder's Equity                    1999            1998
                                                   -------------    ------------
Current Liabilities:
  Notes payable................................    $      22,598    $     29,663
  Current maturities of long-term obligations..            8,391           7,561
  Accounts payable and accrued liabilities.....          138,633         130,209
                                                   -------------    ------------
                                                         169,622         167,433
                                                   -------------    ------------

Long-Term Obligations..........................          235,350          80,875
                                                   -------------    ------------

Deferred Liabilities and Other:
  Deferred income taxes........................           22,502          24,989
  Retirement and deferred compensation plans...           13,807          14,957
  Minority interests...........................            4,095           4,189
  Deferred and other non-current liabilities...            5,484           6,722
                                                   -------------    ------------
                                                          45,888          50,857
                                                   -------------    ------------

Stockholders' Equity:
  Common stock, $.01 par value.................              364             361
  Capital in excess of par value...............          111,660         105,714
  Retained earnings............................          368,213         329,582
  Accumulated other comprehensive income.......          (48,644)        (20,149)
                                                   -------------    ------------
                                                         431,593         415,508
                                                   -------------    ------------

  Total Liabilities and Stockholders' Equity       $     882,453    $    714,673
                                                   =============    ============



          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
             (Dollars in Thousands, brackets denote cash outflows)
                                  (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                    1999                    1998
                                                             -----------------         ---------------
Cash Flows From Operating Activities:
  Net income...............................................  $          43,343          $       41,963
  Adjustments to reconcile net income
     to net cash provided by operations:
  Depreciation.............................................             48,830                  39,487
  Amortization.............................................              2,924                   1,880
  Provision for bad debts..................................                779                   1,015
  Minority interests.......................................                 93                     236
  Deferred income taxes....................................                587                    (696)
  Retirement and deferred compensation plans...............               (568)                   (283)
  Equity in results of affiliates in
     excess of cash distributions received.................                831                    (192)
  In-process research & development write-off..............              3,300                      --
  Changes in balance sheet items,
     excluding effects from foreign currency adjustments:
  Accounts receivable......................................             (4,879)                 (6,213)
  Inventories..............................................             (5,074)                (10,004)
  Prepaid and other current assets.........................             (5,304)                 (3,446)
  Accounts payable and accrued liabilities.................              1,608                   8,825
  Other changes, net.......................................              6,542                  (8,677)
                                                             -----------------         ---------------
  Net cash provided by operations..........................             93,012                  63,895
                                                             -----------------         ---------------
Cash Flows From Investing Activities:
  Capital expenditures.....................................            (63,100)                (49,271)
  Disposition of property and equipment....................              1,250                     359
  Acquisition of businesses................................           (144,431)                (20,027)
  (Issuance) collections  of notes receivable, net.........               (142)                    387
  Investments in affiliates................................             (1,500)                 (1,300)
                                                             -----------------         ---------------
  Net cash used by investing activities....................           (207,923)                (69,852)
                                                             -----------------         ---------------
Cash Flows From Financing Activities:
  (Decrease) increase in notes payable.....................             (7,672)                 23,671
  Proceeds from long-term obligations......................            150,294                   9,795
  Repayments of long-term obligations......................            (16,344)                 (8,811)
  Dividends paid...........................................             (4,712)                 (4,321)
  Proceeds from stock options exercised....................              1,717                     788
                                                             -----------------         ---------------
  Net cash provided by financing activities................            123,283                  21,122
                                                             -----------------         ---------------
Effect of Exchange Rate Changes on Cash....................             (1,492)                  2,061
                                                             -----------------         ---------------
Net Increase in Cash and Equivalents.......................              6,880                  17,226
Cash and Equivalents at Beginning of Period................             25,159                  17,717
                                                             -----------------         ---------------
Cash and Equivalents at End of Period......................  $          32,039          $       34,943
                                                             =================          ==============

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                   Notes To Consolidated Financial Statements
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited (other than the balance sheet at December 31, 1998) consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries.

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

During the third quarter of 1999, the Company acquired controlling interests in two companies and acquired a line of business from a third company for approximately $21 million in cash and approximately $4 million in assumed debt. The excess purchase price over the fair value of the net assets acquired (goodwill) in these acquisitions was approximately $4 million and is being amortized on a straight-line basis over lives ranging from 10 to 40 years. Two of the three acquisitions are in companies that manufacture and distribute products similar to the Company's products. The third acquisition, a company called Microflow Engineering S.A. (Microflow), is a research and development company whose primary project is to develop an electronic aerosol dispensing system primarily for the pharmaceutical market. Based upon an independent appraisal, a one-time charge against pretax and net income of $3,300 for purchased in-process research and development (IPR&D) costs was recorded in conjunction with the purchase of 80% of this company. See Note 3 below for further disclosure on purchased IPR&D.

The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to their respective closing dates. Following are the Company's unaudited pro forma results for the third quarter of 1998 and 1999, and the nine months then ended, assuming the acquisitions occurred on January 1, 1998 (in thousands, except for per share data). The $3,300 write-off of IPR&D has been excluded from the pro forma results.

                                         Three Months Ended Sept 30,            Nine Months Ended Sept 30,
                                         ---------------------------            --------------------------
                                           1999              1998                 1999              1998
----------------------------------------------------------------------------------------------------------
Net Sales                                $210,479          $209,398             $628,727         $634,963

Net Income                               $ 16,085          $ 14,634             $ 45,064         $ 44,749
Net Earnings per common share:
     Basic                               $   0.44          $   0.40             $   1.24         $   1.24
     Diluted                             $   0.43          $   0.40             $   1.22         $   1.21
Weighted average shares outstanding:
     Basic                                 36,440            36,235               36,352           36,213
     Diluted                               37,039            37,015               36,976           36,991

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future periods.

Note 3 - Purchased In-Process Research and Development

In connection with the acquisition of Microflow, the Company allocated $3,300 of the purchase price to acquired IPR&D which was expensed as of the acquisition date. Microflow is a development company engaged primarily in the development of an electronic aerosol delivery device. This narrow development effort is expected to be used by the Company primarily in drug delivery systems and may have applications in other markets as well. However, Microflow's electronic aerosol delivery device is not commercially viable at this time and has no known alternative future uses apart from use in a dispensing system. The Company acquired Microflow to expand its mechanical pump product line to include an electronic dispensing system.

The Company used an independent professional appraisal consultant to assess and allocate value to the IPR&D. The valuation was determined using the income approach and the Company believes that the assumptions used in the forecast are reasonable. No assurance can be given, however that the underlying assumptions used to estimate expected sales, development costs or profitability, or the events associated with the project will transpire as estimated. For these reasons, actual results may vary from the projected results.

Estimated net cash inflows from the acquired in-process technology related to the electronic aerosol delivery device are projected to commence in the year 2002, peak in 2006 and steadily decline at a rate of 20% through 2011. The operating income as a percentage of sales assumption that was used did not exceed current margins in the pharmaceutical market for mechanical pumps. The in-process technology is expected to be completed sometime in 2000. As of the date of the acquisition, approximately $1,458 had been expended to develop the project and the estimated cost to complete the project is approximately $800, to be incurred through the year 2000. An adjustment to the appraised value of the acquired IPR&D was made to reflect the percentage of completion, which was estimated at 65%. The cash flows related to the project were discounted using a 25% discount rate.

Management expects to continue supporting the development of the electronic aerosol delivery device and believes the Company has a reasonable chance of successfully completing the project. However, there can be no assurance such efforts will be successful. Without successful completion of the efforts on the acquired in-process technologies, the Company would not realize the future revenues and projects attributed to the acquired IPR&D, and ultimately, the Company would fail to realize the expected return on its investment. The failure of the project would not, however, materially impact the Company's financial position or results of operations.

Note 4 - Inventories

At September 30, 1999 and December 31, 1998, inventories, by component, consisted of:

                         September 30,      December 31,
                             1999              1998
                           --------          --------
Raw materials              $ 43,852          $ 35,493
Work in progress             28,244            29,441
Finished goods               39,181            36,157
                           --------          --------
     Total                 $111,277          $101,091
                           ========          ========


     The LIFO reserve was not material at either September 30, 1999 or December 31, 1998.

Note 5 -- Long-Term Debt

On May 15, 1999 the Company entered into a $107 million, twelve-year private debt placement agreement. The private placement is comprised of $107 million of 6.62% senior unsecured notes. The notes will be repaid in equal annual installments of $21.4 million beginning on May 30, 2007 and ending on May 30, 2011.

During the third quarter of 1999, the Company entered into an interest rate swap agreement with two different banks for a notional amount of $25,000 each or a total of $50,000. The agreement swapped the fixed interest rate on the private placement of 6.62% for variable floating rates equal to the six month London Interbank Offered Rate (LIBOR) less 8.25 and 10.5 basis points. The amortization schedule for the swap agreement was designed to match the amortization of the underlying private placement.

The Company entered into a new multi-year, multi-currency unsecured revolving credit agreement on June 30, 1999 allowing borrowings of up to $75 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the LIBOR plus an amount based on the financial condition of the Company. At September 30, 1999, the amount unused and available under this agreement was $10 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $10 million of short-term obligations representing the unused and available amount under the new credit agreement have been reclassified as long-term obligations as of September 30, 1999. Short-term obligations of $25 million were reclassified as long-term obligations as of December 31, 1998 under a previous revolving credit agreement.

The revolving credit agreement and private placement agreements contain covenants that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

Note 6 -- Comprehensive Income

AptarGroup's total comprehensive income for the third quarter of 1998 and 1999 and the nine months then ended was as follows:

                                                          Three months Ended          Nine months ended
                                                             September 30               September 30
                                                       -------------------------  --------------------------
                                                           1999         1998          1999          1998
                                                       ------------  -----------  ------------  ------------
Net income                                                   12,894       14,518       43,343         41,963
     Add/(Subtract): foreign currency                         9,431       22,866      (28,496)        18,831
      translation adjustment                                 ------       ------      -------         ------
     Total comprehensive income                              22,325       37,384       14,847         60,794
                                                             ======       ======      =======         ======

Note 7 -- Stock Repurchase Program

The Board of Directors authorized on October 20, 1999 the repurchase of a maximum of 1,000,000 shares of the Company's outstanding shares. The timing of and total amount to be expended for the share repurchase will depend upon market conditions.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter and nine months ended September 30, 1999 totaled $210 million and $618 million, respectively, increases of approximately $28 million and $82 million or 15%, when compared to the corresponding periods of 1998. The stronger U.S. dollar relative to the same three-month and nine-month periods of 1998 negatively affected the translation of AptarGroup's foreign sales. If the dollar exchange rate had been constant, sales for the three months and nine months ended September 30, 1999 would have increased approximately 19% and 16%, respectively. Acquisitions completed in the third quarter of 1998, the first quarter of 1999 and the third quarter of 1999 accounted for $26 million and $81 million of the increase for the three and nine months ended September 30, 1999. Increased sales to the pharmaceutical, personal care and food markets primarily account for the difference in the increase in sales.

Sales to unaffiliated customers by European operations represented approximately 53% and 55%, respectively, of net sales for the quarter and nine months ended September 30, 1999, compared to 57% and 56% for the same periods a year ago. Sales to unaffiliated customers by U.S. operations represented 40% and 39% of net sales for the quarter and nine months ended September 30, 1999 compared to 38% and 39% for the same periods a year ago. Sales to unaffiliated customers from other foreign operations represented 7% and 6% of net sales for the quarter and nine months ended September 30, 1999 compared to 5% for the same periods a year ago.

Cost of sales as a percent of net sales increased slightly to 62.0% for the quarter ended September 30, 1999 compared to 61.7% in the same period a year ago. For the nine months ended September 30, 1999, cost of sales as a percent of net sales increased slightly to 62.3% compared to 62.2% in the same period a year ago. The slight increase for the quarter and nine months ended September 30, 1999 is attributed to higher labor costs as a percentage of sales offset by other fixed overhead savings.

Selling, R&D and administrative expenses (SG&A) increased 11% or $3.3 million to $33.5 million for the quarter ended September 30, 1999, compared to $30.2 million in the same period a year ago. The entire increase in SG&A is related to acquisitions completed in 1999. As a percent of net sales, SG&A decreased for the quarter ended September 30, 1999 to 15.9% from 16.5% a year ago. SG&A for the nine months ended September 30, 1999, increased 13% or $11.7 million to $99.9 million compared to $88.2 million a year ago. Approximately $9.5 million of the increase is due to the acquisitions mentioned above. The remainder of the increase is primarily due to additional information technology expenses related to the Company's year 2000 readiness program and to the implementation of new enterprise software systems at two major operations. As a percent of net sales, SG&A decreased slightly for the nine months ended September 30, 1999 to 16.2% compared to 16.5% a year ago.

Operating income increased to $28.9 million for the quarter ended September 30, 1999 compared to $25.4 million for the same period a year ago for a 14% increase. For the nine months ended September 30, 1999, operating income increased to $81.5 million compared to $72.7 million for the same period a year ago for a 12% increase. The increase for the quarter and nine months ended September 30, 1999 is due to higher sales volume, the mix of products sold, and acquisitions.

European operations represented 66% and 69% of total operating income for the quarter and nine months ended September 30, 1999, respectively, compared to 74% for the same periods a year ago. U.S. operations represented 40% of operating income for the quarter and nine months ended September 30, 1999 compared to 36% in the corresponding periods in 1998. The increase in U.S. operating income as a percentage of the total operating income is due to the acquisition of Emson made in the first quarter of 1999. The reconciling difference between Europe and U.S. operating income to total operating income is due to operating income from other foreign operations and corporate expenses.

Net other expense increased to $7.1 million in the third quarter of 1999 compared to $2.1 million expense for the same period in the prior year. The change in net other expense is due primarily to a one-time charge of $3.3 million for purchased IPR&D related to the acquisition of Microflow during the third quarter of 1999 and increased interest expense related to the Emson acquisition completed in the first quarter of 1999. Net other expense increased to $12.6 million for the nine months ended September 30, 1999 compared to $3.5 million for the same period a year ago. The increase is primarily due to increased interest charges related to acquisitions, the one-time charge for purchased IPR&D, and loss from equity in results of affiliates compared to income in the prior year year.

The effective tax rate increased for the three months ended September 30, 1999 to 40.7% compared to 37.5% for the same period a year ago. The increase in the effective tax rate is primarily due to the non tax-deductibility of the charge for purchased IPR&D. Excluding the effect of the charge for purchased IPR&D in 1999, the effective tax rate for the three months ended September 30, 1999, was 35.4% instead of the 40.7% reported. For the nine months ended September 30, 1999, the effective tax rate was 37.0% compared to 39.4% for the same period a year ago. Excluding the effect of the charge for purchased IPR&D in 1999, the effective tax would have been 35.4%.

Net income for the quarter ended September 30, 1999, decreased 11% to $12.9 million compared to $14.5 million in the third quarter of 1998. The decrease is due to the one-time charge of $3.3 million related to purchased IPR&D in the quarter. Net income for the nine months ended September 30, 1999, increased 3% to $43.3 million compared to $42.0 million in the same period a year ago. Excluding the effect of the charge for purchased IPR&D, net income would have increased 12% and 11% for the three and nine months ended September 30, 1999. Other than the IPR&D charge, the acquisitions mentioned previously had an immaterial effect on net income for the quarter and nine months ended September 30, 1999.

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

Foreign Currency

A significant portion of AptarGroup's operations are located outside the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup's foreign entities. In general, since the majority of the Company's operations are based in Europe - primarily France, Germany and Italy-a strengthening U.S. dollar relative to the major European currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the respective costs are incurred. Changes in exchange rates on such inter-country sales impact the Company's results of operations.

Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations for the nine months ended September 30, 1999 was $93.0 million compared to $63.9 million in the same period a year ago. The increase is primarily attributed to an increase in net income before the IPR&D charge, an increase in depreciation and amortization and less cash used for working capital in 1999.

Total net working capital at September 30, 1999 was $194.2 million compared to $149.2 million at December 31, 1998. The increase in net working capital is primarily due to the acquisition of businesses in 1999.

Net cash used by investing activities in the first nine months of 1999 increased to $207.9 million from $69.9 million a year ago due to the Company's acquisitions in 1999. The Company acquired Emson for $122.8 million in cash and approximately $4 million of the Company's common stock. The Company assumed approximately $23 million of debt in the transaction. This acquisition was initially funded through short-term borrowings. As described below, the Company incurred long-term obligations in the second quarter of 1999 to replace most of the short-term borrowings associated with the acquisition of Emson. The Company made three other acquisitions during the third quarter of 1999. The Company paid approximately $21 million in cash and assumed approximately $4 million in debt in the three other transactions.

Management anticipates that cash outlays for capital expenditures for all of 1999 will be approximately $85 to $90 million.

Net cash provided by financing activities increased to $123.3 million in the first nine months of 1999 compared to $21.1 million in 1998. The increase in net cash provided by financing activities is due to borrowings for the acquisitions mentioned above. The ratio of net debt to total net capitalization was 35.2% and 18.3% at September 30, 1999 and December 31, 1998, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

On May 15, 1999 the Company entered into a $107 million, twelve-year private debt placement agreement. The private placement is comprised of $107 million of 6.62% senior unsecured notes. The notes will be repaid in equal annual installments of $21.4 million beginning on May 30, 2007 and ending on May 30, 2011.

During the third quarter of 1999, the Company entered into an interest rate swap agreement with two different banks for a notional amount of $25,000 each or a total of $50,000. The agreement swapped the fixed interest rate on the private placement of 6.62% for variable floating rates equal to the six month LIBOR less
8.25 and 10.5 basis points. The amortization schedule for the swap agreement was designed to match the amortization of the underlying private placement.

The Company entered into a new multi-year, multi-currency unsecured revolving credit agreement on June 30, 1999 allowing borrowings of up to $75 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the LIBOR plus an amount based on the financial condition of the Company. At September 30, 1999, the amount unused and available under this agreement was $10 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $10 million of short-term obligations representing the unused and available amount under the new credit agreement have been reclassified as long-term obligations as of September 30, 1999. Short-term obligations of $25 million were reclassified as long-term obligations as of December 31, 1998 under a previous revolving credit agreement.

The revolving credit agreement and private placement agreements contain covenants that include certain financial tests, such as minimum interest coverage, net worth and maximum borrowings.

On October 20, 1999, the Board of Directors declared a quarterly dividend of $.05 per share payable on November 23, 1999 to shareholders of record as of November 2, 1999.

The Board of Directors authorized the repurchase of a maximum of 1,000,000 shares of the Company's outstanding shares. The timing of and total amount to be expended for the share repurchase will depend upon market conditions.

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

In order to address the Y2K issue, the Company has developed and implemented a five-phase readiness program which is comprised of 1) planning, 2) assessment,
3) renovation/replacement, 4) testing/validation, and 5) contingency planning. The Company has substantially completed phases one through four of the program. Though certain systems may require additional modifications in the fourth quarter of 1999, the Company believes that these systems will be Y2K ready by the end of 1999. Currently, the Company is in the process of completing phase five, the contingency planning phase of the program. The Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. Contingency plans may include increasing inventory levels, securing alternate sources of supply, adjusting facility shutdown and start-up schedules and other appropriate measures.

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

The current estimated costs of the project are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those planned. Based on management's current estimations, the projected costs of the Company's Y2K readiness program are expected to total $2.7 million the majority of which has been incurred.

Although the Company expects its critical Enterprise Systems to be Y2K ready by the end of

1999, there is no guarantee that this goal will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties. A reasonably possible worst case scenario might include one or more of the Company's significant production facilities incurring interruption in business either from internal systems failures or failure to perform on the part of third parties, including suppliers. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to produce certain products, collect and process orders, process payments, manage inventory and perform adequate customer service. Should the worst case scenario occur it could, depending on its duration, have a material adverse impact on the Company's results of operations and financial position, but that impact can not be estimated.

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

The table below provides information as of September 30, 1999 about the Company's forward currency exchange contracts. All the contracts expire before the end of the first quarter of 2000.


                                         Average
                                       Contractual
Buy/Sell             Contract Amount  Exchange Rate
---------------------------------------------------
FRF/USD                  $19,489            6.15
LIRE/GBP                   5,435         2959.33
LIRE/USD                   3,446        1,841.86
DM/USD                     2,400            1.84
FRF/GBP                    2,306            9.99
FRF/YEN                    1,674          0.0549

The Company is also party to certain smaller contracts to buy or sell various other currencies (principally Australian) that had an aggregate contract amount of $0.3 million as of September 30, 1999.

The Company has a cross-currency interest rate swap to hedge an intercompany lending transaction. This swap requires the Company to pay principal of 31,741 French Francs plus interest at 8% and receive principal of $6,429 plus interest at 7.08% over ten years. If the Company canceled the swap at September 30, 1999, the Company would have received approximately $1,025 based on the fair value of the swap on that date.

The table below presents the cash flows in both foreign currency and U.S. dollars that are expected to be exchanged over the duration of the contract.


                   2000       2001     2002     2003     2004     Thereafter
----------------------------------------------------------------------------
Pay FRF          FRF 7,822    7,400    6,992    6,560    6,137      5,713
Receive USD         $1,525    1,450    1,377    1,299    1,223      1,147

The Company entered into two $25,000 interest rate swap agreements during the third quarter of 1999 to swap fixed interest rates for variable interest rates. At September 30, 1999 fixed to variable interest rate swaps of $50,000 were outstanding with an average pay rate of 5.08% and an average receive rate of 6.62%. Variations in market interest rates would produce changes in the Company's net income. If interest rates increased by 10% net income related to the two interest rate swap agreements would decrease by approximately $162 assuming a tax rate of 36%.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency for which the respective costs are incurred. Changes in exchange rates on such inter-country sales impacts the Company's results of operations.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 1999, 40 shares of Common Stock of the Company were sold to participants in the FCP Aptar Savings Plan, (the "Plan") at the price of $26.38 per share. Employees of AptarGroup S.A., a subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 is included with this report.

(b)  No reports on Form 8-K were filed for the quarter ended September 30, 1999.

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

Date: November 12, 1999