Form 10-K
period 1999-12-31
APTARGROUP INC
filed 2000-03-23
CIK 896622

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                        COMMISSION FILE NUMBER 1-11846

                               AptarGroup, Inc.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              36-3853103
       (State of Incorporation)         (I.R.S. Employer Identification No.)

475 West Terra Cotta Avenue, Suite E, Crystal               60014
                Lake, Illinois                           (Zip Code)
   (Address of Principal Executive Offices)

                                 815-477-0424
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
-------------------------------      -----------------------------------------
Common Stock $.01 par value                   New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

       Securities Registered Pursuant to Section 12 (g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates, based on the closing sales price for the Common Stock on the New York Stock Exchange on March 16, 2000, was approximately $780,000,000. The number of shares outstanding of Common Stock, as of March 16, 2000 was 35,885,368 shares held by approximately 800 shareholders of record.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

   Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 are incorporated by reference into
Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                AptarGroup, Inc.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1999

                                        PART I

                                                                            Page
                                                                            ----
 Item 1     Business.....................................................     3
 Item 2     Properties...................................................    11
 Item 3     Legal Proceedings............................................    11
 Item 4     Submission of Matters to a Vote of Security-Holders..........    12

                                       PART II

            Market for Registrant's Common Equity and Related Stockholder
 Item 5     Matters......................................................    12
 Item 6     Selected Financial Data......................................    12
 Item 7     Management's Discussion and Analysis of Consolidated Results
            of Operations and Financial Condition........................    12
 Item 7A    Quantitative and Qualitative Disclosures about Market Risk...    12
 Item 8     Financial Statements and Supplementary Data..................    13
            Changes in and Disagreements with Accountants on Accounting
 Item 9     and Financial Disclosure.....................................    13

                                       PART III

 Item 10    Directors and Executive Officers of the Registrant...........    13
 Item 11    Executive Compensation.......................................    14
            Security Ownership of Certain Beneficial Owners and
 Item 12    Management...................................................    14
 Item 13    Certain Relationships and Related Transactions...............    14

                                       PART IV

            Exhibits, Financial Statement Schedules and Reports on Form
 Item 14    8-K..........................................................    14
 Signatures .............................................................    15

                                    PART I

Item 1. Business

(a) General Development of Business

   The Company's business began as a one-product, one-country operation that has become a multinational supplier of a broad line of dispensing packaging systems. The Company's business was started in the late 1940's through its subsidiary SeaquistPerfect Dispensing L.L.C., which manufactured and sold aerosol valves in the United States. The Company's business has grown primarily through the acquisition of relatively small companies and internal expansion.

                                                                Start-up/
Date                 Business                   Country        Acquisition         Initial Product Line
----  --------------------------------------- ----------- ---------------------- ------------------------
1968  SeaquistPerfect Dispensing GmbH         Germany     Acquisition            Aerosol valves
      (formerly Perfect-Valois Ventil GmbH)
1970  Valois S.A.                             France      Acquisition            Aerosol valves
1976  Seaquist Closures L.L.C.                U.S.        Start-up               Dispensing closures
1976  35% of certain Pfeiffer Group companies Germany     Acquisition            Pumps
1981  AR Valve product line                   U.S.        Acquisition            Aerosol valves
1981  RDW Industries, Inc.                    U.S.        Acquisition            Dispensing closures
1983  STEP S.A.                               France      Acquisition            Pumps
1989  SAR S.p.A.                              Italy       Acquisition            Pumps
1993  Remainder of the Pfeiffer Group         Germany     Acquisition            Pumps
1994  Seaquist de Mexico, S.A. de C.V.        Mexico      Start-up               Dispensing closures
1995  Liquid Molding Systems, Inc.            U.S.        Acquisition            Silicone molded products
1995  35% of Loffler Kunststoffwerk           Germany     Acquisition            Closures
      GmbH & Co. KG
1995  General Plastics, S.A.                  France      Acquisition            Closures
1997  50% of CosterSeaquist L.L.C.            U.S.        Start-up joint venture Aerosol spray caps and
                                                                                 accessories
1997  Aptar Suzhou Dispensing                 China       Start-up               Aerosol valves, pumps,
      Systems, Co., Ltd                                                          closures
1998  65% of Loffler Kunststoffwerk           Germany     Acquisition            Closures
      GmbH & Co. KG
1998  Inairic S.A.                            Argentina   Acquisition            Pumps
1999  Emson Research, Inc.                    U.S.        Acquisition            Pumps
1999  Seaquist-Valois do Brasil Ltda.         Brazil      Start-up               Dispensing closures and
                                                                                 pumps
1999  Somova S.r.l.                           Italy       Acquisition            Pumps and aerosol spray
                                                                                 caps and accessories
1999  80% of Microflow Engineering S.A.       Switzerland Acquisition            Research and
                                                                                 development company

   In 1999, the Company acquired privately held Emson Research, Inc. and related companies (Emson). Emson is a leading supplier of fragrance/cosmetics pumps in the North American market. It also has a significant position in the North American personal care and food pump markets and a growing presence in selected international markets. Emson sales for the year ended December 31, 1999 were approximately $84 million.

   As a result of its internal product line expansion and its acquisition program, the Company has become a leader in its markets. The Company believes there are future growth opportunities available to it in terms of (i) further geographic and product line extension and (ii) additional acquisitions.

(b) Financial Information about Industry Segments

   The Company operates in the packaging components industry. Financial information relating to operations by geographic area for each of the three years in the period ended December 31, 1999 is set forth in Note 16 ("Segment Information") to the Consolidated Financial Statements contained in the 1999 Annual Report to Stockholders, pages 46 and 47, which is incorporated herein by reference.

(c) Narrative Description of Business

General

   The Company is a leader in the design, manufacture and sale of three categories of consumer product dispensing systems: pumps, closures and aerosol valves. The Company focuses on providing value-added dispensing systems to global consumer product marketers in the personal care, fragrance/cosmetics, pharmaceutical, household/industrial products and food industries. Value-added packaging allows consumers to conveniently dispense a product, in an aesthetically attractive package, which consistently meets required usage or dosage characteristics. The Company believes it is the largest supplier of pharmaceutical, fragrance/cosmetics, and personal care fine mist pumps worldwide, the largest supplier of aerosol valves in North America and the largest supplier of dispensing closures in the United States. The Company has manufacturing facilities located throughout the world including facilities in the United States, Europe, Asia and South America. The Company has over 2,500 customers with no single customer accounting for greater than 6% of the Company's 1999 net sales.

   For 1999, the percentage of net sales represented by sales to the personal care, fragrance/cosmetics, pharmaceutical, household/industrial and food markets were 33%, 29%, 24%, 8% and 6% respectively. Pumps, dispensing closures and aerosol valves represented approximately 61%, 22% and 15%, respectively, of AptarGroup's net sales. The Company expects the mix of sales by product and by market to remain approximately the same in 2000.

   Pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. Pumps are principally sold to four markets: fragrance/cosmetics, pharmaceutical, personal care and household/industrial. Examples of pump applications in these markets include perfumes, skin creams, oral and nasal sprays, hair sprays and window cleaners. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. The majority of the Company's dispensing closure sales have been to the personal care market, and the Company is selling to and is pursuing opportunities in the food and household/industrial markets for additional applications of dispensing closures. Products with dispensing closures include shampoos, skin lotions, conditioners, household/industrial cleaners, ketchup and salad dressing products. Aerosol valves are mechanisms which dispense product from pressurized containers. Continuous spray aerosol valves are frequently used with hair sprays, spray paints, insecticides, automotive products and laundry products. Metered dose aerosol valves are used to dispense precise amounts of product and are sold to the pharmaceutical market for lung and heart medications, to the personal care market for breath sprays and to the household/industrial market for air fresheners.

   Sales of the Company's dispensing systems, especially pumps, dispensing closures and metered dose aerosol valves have grown at a faster rate than the overall packaging industry during the past five years as consumer demand shifted to products with more convenient dispensing systems. The Company expects this trend to continue. Consumer product marketers have converted many of their products to packages with dispensers that offer the benefit of increased convenience, cleanliness or accuracy of dosage. For example, the Company is developing applications for SimpliSqueeze(R), a no-leak, invertible closure with one-hand dispensing convenience. SimpliSqueeze features a silicone valve that enables the product to be dispensed with a slight squeeze of the bottle, and upon release, closes firmly and does not leak. Consumer awareness of the innovative SimpliSqueeze closure has grown as a result of its current use in the personal care market with hair care, shower gel and moisturizing lotion products. The advantages of SimpliSqueeze were applied in the non-carbonated beverage market. AptarGroup worked with The Coca-Cola Company to incorporate the SimpliSqueeze valve into their sports drink packaging requirements. Due to this success, AptarGroup is continuing to apply the SimpliSqueeze technology into other food/beverage products. Another example of a system that offers increased convenience is a unit dose pump that dispenses a single exact dosage of medication nasally as an alternative to pills or syringes.

Pumps (61% of 1999 net sales)

   Pumps are finger-actuated dispensing systems which dispense a spray or lotion from non-pressurized containers. Pumps are principally sold to four markets: fragrance/cosmetics, pharmaceutical, personal care and household/industrial products. Examples of pump applications in these markets include perfumes, skin creams, oral and nasal sprays, hair sprays and window cleaners. The style of pump used depends largely on the nature of the product being dispensed, from smaller, fine mist pumps used with perfume products to high-output pumps used with household cleaner products. The food market is beginning to emerge as the fifth market that utilizes pumps. An example of pump applications for the food market is butter sprays.

   AptarGroup believes it is the leading supplier of pharmaceutical, fragrance/cosmetics and personal care fine mist pumps worldwide. An element of the Company's growth strategy is the geographic expansion of pump operations. Adding to the Company's personal care fine mist pump manufacturing capabilities in the U.S., the Company began assembling fragrance/cosmetics pumps in the United States in early 1995 and began production of personal care lotion pumps in 1997. In 1998, the Company began production of pharmaceutical pumps in the United States. In 1999, the Company began assembling fragrance/cosmetics pumps in Brazil. Also in 1999, the Company purchased Emson. Emson manufactures fine mist pumps for the fragrance/cosmetics, personal care and food markets mainly in the United States. The Company has sales offices in Japan and in 1997 began producing pumps in China to enhance its position in the Asian markets. In 1999, 1998 and 1997, pump sales accounted for approximately 61%, 60%, and 60% respectively, of AptarGroup's net sales.

Fragrance/Cosmetics

   The Company believes it is the leading supplier of pumps to the fragrance/cosmetics market worldwide. Pumps for this market are manufactured to meet exacting size and performance requirements. Significant research, time and coordination with the customers' development staff is required to qualify a pump for use with their products. The Company has developed several new pumps for the fragrance/cosmetics market. An example is an aluminized airless bag pump system that protects lotions from oxygen and light contamination. Another example is a pump that permanently affixes to a bottle without the need for crimping, enabling customers to assemble their finished product more easily, efficiently and economically. The REPLICA is an example of a small fine mist pump, with a mechanism just 32 millimeters in length. Despite its size, REPLICA combines aesthetically pleasing design with the same high level of performance as AptarGroup's conventional pumps. The Company began to sell a pump that sprays in the inverted position in 1999. This is an example of yet another unique system that allows customers to differentiate their products in the market.

   Within the market, the Company expects the use of pumps to continue to increase, particularly in the cosmetics sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which may provide growth opportunities for the Company.

Pharmaceutical

   The Company considers itself to be the leading supplier of pumps to the pharmaceutical market worldwide. AptarGroup has clean-room manufacturing facilities in France, Germany, Switzerland and the United States, which produce pumps in a contaminant-controlled environment. The Company believes that the use of pumps in the dispensing of pharmaceuticals will continue to increase. Demand is increasing for the Company's pumps that provide consistent dosages of particular drugs. AptarGroup has developed an ecological pump with a reduced number of components that contains no metal parts and which is made from the same plastic resin. This pump reduces the risk of chemical incompatibility between the product formula and the material used in the pump.

The Company also has a nasal bidose delivery system for the nasal delivery of two shots of liquid spray. The Company is working with pharmaceutical companies for the delivery of such medications as flu vaccines and cold remedies. In 1999, the Company acquired 80% of Microflow Engineering S.A. ("Microflow"), a research and development company whose objective is to develop an electronic dispensing system based on silicone etching technology primarily for the pharmaceutical market as an alternative to the traditional mechanical pump.

Personal Care

   The Company believes it is the largest supplier of personal care fine mist pumps worldwide. Personal care pumps are primarily sold for use in hair care and deodorant products. Sales of fine mist pumps to this market have increased significantly over the last several years. The Company is a supplier of lotion pumps to the personal care market primarily in Europe and is expanding sales of lotion pumps to the personal care market in North and South America.

Other

   The Company has not focused on the household/industrial pump market. Household/industrial products primarily utilize trigger or other high output pumps, for such applications as bathroom cleaners, window sprays, and general household/industrial cleaners. The Company manufactures high output pumps for the household/industrial market; however, it currently does not manufacture a trigger pump. Pumps have not been extensively used in the food industry with the exception of butter sprays.

Closures (22% of 1999 net sales)

   The Company manufactures both closures and dispensing closures with the majority of sales in dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. Products with dispensing closures include shampoos, skin lotions, conditioners, household cleaners, ketchup and salad dressing products. Although the Company sells dispensing closures to all markets, the majority of the Company's sales have been to the personal care market. The Company believes that it is the largest manufacturer of dispensing closures in the United States. In 1999, 1998 and 1997, closure sales accounted for approximately 22%, 22% and 19%, respectively, of AptarGroup's net sales.

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

   The Company's growth strategy for the closure business is to continue to focus on selling dispensing closures. The Company plans to increase market share in the European, South American and Asian markets, to develop new innovative products and to adapt existing products for new markets.

Personal Care

   Historically, the Company's primary focus for dispensing closures has been the personal care industry. Products with dispensing closures include shampoos, skin lotions, conditioners and toothpaste. In order to expand its business in this market, the Company has focused on the development of products such as SimpliSqueeze, a no-leak, invertible closure with one-hand dispensing convenience. SimpliSqueeze features a silicone valve that enables the product to be dispensed with a slight squeeze of the bottle, and upon release, closes firmly and does not leak. Consumer awareness of the innovative SimpliSqueeze closure has grown as a result of its current use with hair care, shower gel and moisturizing lotion products and other customer applications.

Household/Industrial

   The Company has not had significant dispensing closure sales to the household/industrial market. The Company believes this market offers an opportunity for expansion. The Company is building stronger relationships with the consumer product marketers operating in the household/industrial market. The Company adapts existing products to target this market. For example, the Directional Pour Spout incorporates an elongated spout that enables the consumer to pinpoint the dispensing of the product in exactly the desired direction. In addition, SimpliSqueeze technology has been expanded for use with automotive products. The Company believes that additional applications for this market will arise in the near future.

Food

   In the food market, the Company believes opportunities for future applications exist comparable to the conversion of ketchup packaging to a dispensing closure. The trend of food manufacturers to offer products in a squeezable dispensing package has increased, for example, in mayonnaise, honey, syrup, jellies and salad dressing products. An increase in the conversion of food products, such as edible oils, from traditional non-dispensing packages to squeezable dispensing closures could provide growth opportunities for the Company. The Company's Directional Pour Spout is also used with food products.

   The advantages of SimpliSqueeze were applied in the non-carbonated beverage market. AptarGroup worked with The Coca-Cola Company to incorporate the SimpliSqueeze valve into their sports drink packaging requirements. Due to this success, AptarGroup is tailoring the SimpliSqueeze technology into other food/beverage products.

Other

   Sales of dispensing closures to the pharmaceutical market have not been significant. Dispensing closures have not been used extensively in the fragrance market, but cosmetics applications are increasing.

Aerosol Valves (15% of 1999 net sales)

   Aerosol valves are mechanisms which dispense product from pressurized containers. The Company sells two different types of aerosol valves. The first type is a continuous spray valve frequently used with hair spray, spray paint, insecticide, automotive products and laundry products. The second type of valve is a metered dose aerosol valve used to dispense precise amounts of product. This valve is sold to the pharmaceutical market for lung and heart medications, to the personal care market for breath sprays and to the household/industrial market for air fresheners. In 1999, 1998 and 1997, aerosol valve sales accounted for approximately 15%, 16% and 19%, respectively, of AptarGroup's net sales.

   Over the past 25 years, the number of aerosol valve companies operating in North America and Europe has decreased significantly. The majority of the North American market is concentrated in three companies. AptarGroup believes it is the largest aerosol valve supplier in North America. The Company's aerosol valves have historically been targeted primarily to the personal care and household/industrial markets.

Personal Care

   The primary applications in the personal care market include hair products, deodorants and shaving creams. Demand for aerosol valves is dependent upon the consumers' preference for application, consumer perception of environmental impact, and changes in demand for the products in this market.

Household/Industrial

   The primary applications for continuous spray valves in the household/industrial market include disinfectants, spray paints, insecticides, automotive products and laundry sprays. In addition, metered dose aerosol valves are used in the household/industrial market for air fresheners. The Company sells several customized overcaps that allow product to be dispensed by actuating a valve which is situated in the cap on the can. These overcaps are used, for instance, in household disinfectant sprays and room fresheners. They provide a higher degree of differentiation and convenience relative to competing sprays since the cap does not need to be removed prior to usage.

Pharmaceutical

   Metered dose aerosol valves are used for the dispensing of medication for the lungs or heart. Aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered to the lungs or heart with greater efficiency than pills. The Company works with pharmaceutical companies as they work to comply with environmental regulations such as phasing out aerosol chlorofluorocarbon (CFC) usage, and changing to alternative propellants.

Other

   Aerosol valves are not significantly used in the food industry. In the fragrance/cosmetics market, pumps have largely replaced valves as the preferred dispensing mechanism.

Research and Development

   The Company is continuously involved in developing innovative products and adapting existing products for new markets and customer requirements. Expenditures for research and development activities were $25.6 million (excluding a $3.3 million write-off of purchased in-process research and development associated with the Microflow acquisition), $23.6 million and $20.8 million in 1999, 1998 and 1997, respectively. These costs were associated with a number of products in varying stages of development.

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

Technology

   Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, the Company uses advanced plastic injection molding technology, including large cavitation plastic injection molds. These molds are required to maintain tolerances as small as one thousandth of an inch and manufacture products in a high-speed, cost-efficient manner. The Company has experience in liquid silicone rubber molding that the Company utilizes in its dispensing closure operations. The Company also uses bi-injection molding technology in its various product lines to develop new innovative products for the packaging industry. The Microflow acquisition provides electronic capabilities that the Company did not previously possess.

Manufacturing and Sourcing

   The principal raw materials used in AptarGroup's production are plastic resins and certain metal products. AptarGroup believes an adequate supply of such raw materials is readily available from existing and alternative sources. The Company attempts to offset inflation through cost containment and increased selling prices over time, as allowed by market conditions. AptarGroup also purchases plastic and metal components that are used in the final assembly of its products from suppliers near its production facilities. Certain suppliers of these components have unique technical abilities that make AptarGroup dependent on them, particularly for aerosol valve and pump production in North America. In addition, the Company's pharmaceutical products often use specific approved plastic resin for its customers. Significant delays in receiving components from these suppliers or discontinuance of an approved plastic resin would require AptarGroup to seek alternative sources, which could result in higher costs as well as impact the ability of the Company to supply products in the short term. The Company has not experienced such delays in the past.

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

Customers

   The demand for AptarGroup's products is influenced by the demand for the products of AptarGroup's customers. Demand for the products of AptarGroup's customers may be affected by general economic conditions, government regulations, tariffs and other trade barriers. AptarGroup's customers include many of the largest personal care, fragrance/cosmetics, pharmaceutical, household/industrial products and food marketers in the world. The Company has over 2,500 customers with no single customer accounting for greater than 6% of 1999 net sales. Over the past few years, a consolidation of the Company's customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of the Company's product line, its international presence, and long-term relationships with certain customers.

International Business

   A significant number of AptarGroup's operations are located in Europe. Sales in Europe for the years ended December 31, 1999, 1998 and 1997 were approximately 54%, 57% and 55%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in England, France, Germany, Ireland, Italy, Spain and Switzerland. Other geographic areas serviced by AptarGroup include Argentina, Australia, Brazil, Canada, Czech Republic, China, India, Indonesia, Japan, and Mexico, though the combined sales from these areas is not significant to AptarGroup's consolidated sales. Export sales were $57.9 million, $21.4 million, and $20.2 million in 1999, 1998 and 1997, respectively.

Foreign Currency

   A significant number of AptarGroup's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of financial conditions and results of operations of AptarGroup's foreign entities. The Company's most significant foreign exchange exposure is to the Euro. In addition, with the recent geographic expansion, the Company now has foreign exchange exposure to South American currencies as well as the Chinese Renminbi. The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

   In some cases, the Company sells products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact the Company's results of operations.

Working Capital Practices

   Collection and payment periods tend to be longer for the Company's operations located outside the United States due to local business practices. Historically, the Company has not needed to keep significant amounts of finished goods inventory to meet customer requirements.

Employee and Labor Relations

   AptarGroup has approximately 6,200 full-time employees. Of the full-time employees, approximately 1,600 are located in North America, 4,100 are located in Europe and the remaining 500 are located in Asia and South America. Approximately 490 of the North American employees are covered by a collective bargaining agreement, while the majority of the Company's international employees are covered by collective bargaining arrangements made at either the local or national government level in their respective countries. Termination of employees at certain AptarGroup European operations could be costly due to local regulations regarding severance benefits. Management of AptarGroup considers its employee relations to be good.

Competition

   All of the markets in which AptarGroup operates are highly competitive and the Company continues to experience price competition in all product lines and markets. Competitors include privately and publicly-held entities. AptarGroup's competitors range from regional to international companies. AptarGroup expects the market for its products to remain competitive.

   AptarGroup believes its competitive advantages are consistent high levels of innovation, quality, service and geographic diversity and breadth of products. The Company's manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds.

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

   Certain AptarGroup products are affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of VOC's (volatile organic compounds) into the atmosphere. Certain states within the United States have regulations requiring the reduction in the amount of VOC's that can be released into the atmosphere and the potential exists for this type of regulation to expand to a worldwide basis. These regulations require the Company's customers to reformulate certain aerosol and pump products which may affect the demand for such products. The Company owns patents and has developed systems to function with alternative propellant and product formulations.

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

   Future government regulations could include medical cost containment elements. For example, reviews by various governments to determine the number of drugs or prices thereof that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for the Company's pharmaceutical products. The Company believes that the focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides an opportunity for the Company to expand sales to the pharmaceutical market. Regulatory requirements impact the Company's customers and could affect the Company's investment in and manufacturing of products for the pharmaceutical market.

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

   The locations of the Company's principal manufacturing facilities, by country, are set forth below:

FRANCE                        GERMANY                   CHINA
 Caen                          Bohringen                 Suzhou
 Le Neubourg                   Dortmund
 Le Vaudreuil                  Eigeltingen
 Meaux                         Freyung
 Poincy
 Verneuil Sur Avre

ITALY                         NORTH AMERICA             UNITED KINGDOM
 San Giovanni Teatino (Chieti) Cary, Illinois, USA       Leeds, England
 Manoppello                    Midland, Michigan, USA
 Milan                         Mukwonago, Wisconsin, USA
                               Norwalk, Connecticut, USA
                               Queretaro, Mexico
                               Stratford, Connecticut, USA

SWITZERLAND                   IRELAND                   BRAZIL
 Messovico                     Tourmakeady, County Mayo  Sao Paulo

ARGENTINA                     CHECH REPUBLIC
 Buenos Aires                  Ckyne

   In addition to the above countries, the Company has sales offices or other manufacturing facilities in Australia, Canada, India, Indonesia, Japan, and Spain. The Company's corporate office is located in Crystal Lake, Illinois.

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

   In October 1999, Philson, Inc. a subsidiary of AptarGroup acquired as part of the Emson acquisition, entered into a Consent Agreement with the Connecticut Department of Environmental Protection relating to alleged wastewater discharge permit violations at its Watertown facility, which violations predated the acquisition by AptarGroup. Philson paid a $40,000 civil penalty and contributed $70,000 to the Naugatuck River restoration fund in settlement of the claims. The foregoing amounts were reimbursed in full to AptarGroup by the sellers of the Philson business in accordance with the terms of the acquisition agreement.

Item 4. Submission of Matters to a Vote of Security-Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The information set forth in Note 19 "Quarterly Data (Unaudited)" to the Consolidated Financial Statements contained in the Company's 1999 Annual Report to Stockholders, page 48, is incorporated herein by reference. The Common Stock of AptarGroup is traded on the New York Stock Exchange (symbol:
ATR). As of March 16, 2000, stockholders of record totaled approximately 800.

   During the quarter ended December 31, 1999, 1,775 shares of Common Stock of the Company were sold to participants in the FCP Aptar Savings Plan, (the "Plan") at an average price of $26.05 per share. At December 31, 1999, the Plan owns 2,445 shares of Common Stock of the Company. Employees of AptarGroup S.A., a subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

Item 6. Selected Financial Data

   The information set forth under the heading "Five Year Summary of Selected Financial Data" appearing on page 50 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

   The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 51-57 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 51-57 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The information set forth under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" appearing on pages 30-49 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   Certain information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 28, 2000.

Item 10. Directors and Executive Officers of the Registrant

   The information set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 is incorporated herein by reference.

   In addition to Messrs. Carl A. Siebel and Peter Pfeiffer, each of whom is a director and executive officer of the Company and information with respect to whom is incorporated by reference in this Item 10, executive officers of the Registrant are as follows:

   Jacques Blanie, age 53 has been Executive Vice President of SeaquistPerfect Dispensing L.L.C. since 1996 and Geschaftsfuhrer of SeaquistPerfect Dispensing GmbH since 1986. In 1996, Perfect-Valois Ventil GmbH changed its name to SeaquistPerfect Dispensing GmbH.

   Francois Boutan, age 57 has served in the capacity of Vice President Finance-Europe since 1998. Mr. Boutan was Financial Director and Controller of the European operations of AptarGroup from 1988 to 1998.

   Stephen J. Hagge, age 48, has been Executive Vice President and Chief Financial Officer, Secretary and Treasurer of AptarGroup since 1993.

   Lawrence Lowrimore, age 55, has been Vice President-Human Resources of AptarGroup since 1993.

   Francesco Mascitelli, age 49, has been Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991. In 1999, Sar S.p.A. changed its name to Emsar S.p.A.

   Emil Meshberg, age 52, has been Vice President of AptarGroup since February 1999, and has served as Chief Executive Officer and President of Emson Research, Inc. for more than the past five years.

   James R. Reed, age 63, has served as President of SeaquistPerfect Dispensing L.L.C. (formerly known as Seaquist Valve and as Seaquist Dispensing) since 1987.

   Eric S. Ruskoski, age 52, has been President of Seaquist Closures L.L.C. since 1987.

   Hans-Josef Schutz, age 55, has been Geschaftsfuhrer of the Pfeiffer Group since 1993.

   Alain Vichot, age 66, has been Vice President-Marketing of AptarGroup since 1998. From 1994 to 1998, Mr. Vichot was Directeur General Adjoint of Valois S.A.

   Olivier Fourment, age 42, has been Directeur General of Valois S.A. since January 2000. Mr. Fourment was Directeur de Division Pharmacie of Valois S.A. from 1997 to 1999 and Directeur Commercial, Division Pharmacie of Valois S.A. from 1990 to 1997.

   Olivier De Pous, age 55, has been Directeur General of Valois S.A. since January 2000. Mr. De Pous was Directeur de Division Parfumerie Cosmetique of Valois S.A. from 1997 to 1999 and Directeur Technique, Division Parfumerie Cosmetique of Valois S.A. from 1992 to 1997.

Item 11. Executive Compensation

   The information set forth under the headings "Board Compensation" and "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information set forth under the heading "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

                                                                Location
                                                                --------
 1)  Financial Statements required by Item 8 of this
     Form
     Consolidated Balance Sheets.......................  Annual Report, page 30
     Consolidated Statements of Income.................  Annual Report, page 32
     Consolidated Statements of Cash Flows.............  Annual Report, page 33
     Consolidated Statements of Changes in Equity......  Annual Report, page 34
     Notes to Consolidated Financial Statements........  Annual Report, page 35
     Report of Independent Accountants.................  Annual Report, page 49
 2)  Schedule required by Article 12 of Regulation S-X
     Report of Independent Accountants on Financial
     Statement Schedule................................  page 16
     II--Valuation and Qualifying Accounts.............  page 17
     All other schedules have been omitted because they are not applicable or not required.
 3)  Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 19-21 of this report.

(b)Reports on Form 8-K during the quarter ended December 31, 1999:

   No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 21st day of March 2000.

                                          AptarGroup, Inc.
                                          (Registrant)

                                                  /s/ Stephen J. Hagge
                                          By __________________________________
                                                     Stephen J. Hagge
                                            Executive Vice President and Chief
                                             Financial Officer, Secretary and
                                                         Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ King Harris              Chairman of the Board and       March 21, 2000
____________________________________  Director
            King Harris

        /s/ Carl Siebel              President and Chief             March 21, 2000
____________________________________  Executive Officer and
            Carl Siebel               Director (Principal
                                      Executive Officer)

       /s/ Peter Pfeiffer            Vice Chairman of the Board      March 21, 2000
____________________________________  and Director
           Peter Pfeiffer

      /s/ Stephen J. Hagge           Executive Vice President and    March 21, 2000
____________________________________  Chief Financial Officer,
          Stephen J. Hagge            Secretary and Treasurer
                                      (Principal Accounting and
                                      Financial Officer)

     /s/ Eugene L. Barnett           Director                        March 21, 2000
____________________________________
         Eugene L. Barnett

       /s/ Robert Barrows            Director                        March 21, 2000
____________________________________
           Robert Barrows

        /s/ Ralph Gruska             Director                        March 21, 2000
____________________________________
            Ralph Gruska

       /s/ Leo A. Guthart            Director                        March 21, 2000
____________________________________
           Leo A. Guthart

    /s/ Dr. Joanne C. Smith          Director                        March 21, 2000
____________________________________
        Dr. Joanne C. Smith

        /s/ Alfred Pilz              Director                        March 21, 2000
____________________________________
            Alfred Pilz


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of AptarGroup, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 16, 2000, appearing in the 1999 Annual Report to Stockholders of AptarGroup, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
--------------------------
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 21, 2000

                               AptarGroup, Inc.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (Dollars in Thousands)

                         Balance at Charged to             Deductions   Balance
                         beginning  costs and                 from      at end
                         of period   expenses  Acquisition reserve (a) of period
                         ---------- ---------- ----------- ----------  ---------
1999
Allowance for doubtful
 accounts...............   $5,132     $  679     $2,013      $  959     $6,865
Inventory obsolescence
 reserve................    6,815      2,548        512       1,994      7,881

1998
Allowance for doubtful
 accounts...............   $3,812     $1,912     $  147      $  739     $5,132
Inventory obsolescence
 reserve................    5,439      1,682         74         380      6,815

1997
Allowance for doubtful
 accounts...............   $3,623     $1,261     $  --       $1,072     $3,812
Inventory obsolescence
 reserve................    5,921        909        --        1,391      5,439

--------
(a) Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments.

                               INDEX TO EXHIBITS

 Number and Description of Exhibit
 ---------------------------------
  3(i)   Amended and Restated Certificate of Incorporation of the Company,
         filed as Exhibit 3(i) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.

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

  4.3    Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended
         June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
  4.4    Multicurrency Credit Agreement dated as of June 30, 1999 among the
         Company, the lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and Bank of America Securities
         LLC, as Arranger, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-
         11846), is hereby incorporated by reference.
 10.1    AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1
         (included as Appendix B to the Prospectus) to the Company's
         Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the "Form S-1"), is hereby incorporated by reference.**

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


 Number and Description of Exhibit
 ---------------------------------
 10.11  Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company's Annual Report on Form 10-K for
        the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**

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

 10.16  Stock Purchase Agreement dated as of February 16, 1999 between
        AptarGroup, Inc. and The Meshberg Family Trust, filed as Exhibit
        2.1 to the Company's Report on Form 8-K filed on February 26, 1999
        (File No. 1-11846), is hereby incorporated by reference.

 10.17  Stock Purchase Agreement dated as of February 16, 1999 among
        AptarGroup, Inc., Emil Meshberg and Samuel Meshberg, filed as
        Exhibit 2.2 to the Company's Report on Form 8-K filed on
        February 26, 1999 (File No. 1-11846), is hereby incorporated by reference.

 10.18  Agreement of Merger dated as of February 16, 1999 among AptarGroup,
        Inc., R Merger Corporation, R.P.M. manufacturing Company, Emil
        Meshberg and Ronald Meshberg, filed as Exhibit 2.3 to the Company's
        Report on Form 8-K filed on February 26, 1999 (File No. 1-11846), is hereby incorporated by reference.

 10.19* Employment Agreement dated October 19, 1995, of James R. Reed.**

 10.20* Employment Agreement dated February 17, 1999, of Emil Meshberg.**

 10.21* Amendment No.1 to Service Agreement dated January 1, 2000 of Carl
        A. Siebel.**

 13* 1999 Annual Report to Stockholders (such report, except to the extent specifically incorporated herein by reference, is being furnished for the information of the Securities and Exchange
        Commission only and is not to be deemed filed as a part of this Form 10-K).

 21*    List of Subsidiaries.

 23*    Consent of Independent Accountants.

 27*    Financial Data Schedule

--------
   * Filed herewith.
  ** Management contract or compensatory plan or arrangement.