Form 10-Q
period 2000-03-31
APTARGROUP INC
filed 2000-05-11
CIK 896622

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2000
                                      OR

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

                    Yes     X                 No  ________
                         -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2000).

                    Common Stock              35,951,192
================================================================================

                               AptarGroup, Inc.
                                   Form 10-Q
                         Quarter Ended March 31, 2000
                                     INDEX


                                                                                Page
Part I.     FINANCIAL INFORMATION                                               ----

Item 1.     Financial Statements

            Consolidated Statements of Income -
            Three Months Ended March 31, 2000
            and 1999 (Unaudited)                                                3

            Consolidated Balance Sheets -
            March 31, 2000 (Unaudited) and
            December 31, 1999                                                   4

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999
            (Unaudited)                                                         6

            Notes to Consolidated Financial Statements                          7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      10

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                        14

Part II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                          16

Item 6.     Exhibits and Reports on Form 8-K                                   16

SIGNATURE                                                                      17

                               AptarGroup, Inc.
                       Consolidated Statements of Income
              For the Three Months Ended March 31, 2000 and 1999
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                               ----------------------
                                                                 2000          1999
                                                                 ----          ----
Net Sales..................................................    $217,646      $198,227
                                                               --------      --------
Operating Expenses:
 Cost of sales.............................................     134,318       124,085
 Selling, research & development and administrative........      36,357        32,884
 Depreciation and amortization.............................      18,380        17,022
                                                               --------      --------
                                                                189,055       173,991
                                                               --------      --------
Operating Income...........................................      28,591        24,236
                                                               --------      --------

Other Income (Expense):
 Interest expense..........................................      (4,122)       (2,620)
 Interest income...........................................         179           210
 Equity in results of affiliates...........................        (225)         (260)
 Minority interests........................................         (57)           34
 Miscellaneous, net........................................         829           523
                                                               --------      --------
                                                                 (3,396)       (2,113)
                                                               --------      --------

Income Before Income Taxes.................................      25,195        22,123

Provision for Income Taxes.................................       8,919         7,854
                                                               --------      --------

Net Income.................................................    $ 16,276      $ 14,269
                                                               ========      ========

Net Income Per Common Share:
 Basic.....................................................    $    .45      $    .39
                                                               ========      ========

 Diluted...................................................    $    .45      $    .39
                                                               ========      ========

Average number of shares outstanding:
 Basic.....................................................      36,136        36,189
 Diluted...................................................      36,466        36,845

          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)

                                                                    (Unaudited)
                                                                       March 31,    December 31,
                                                                         2000          1999
                                                                    ------------    ------------

  Assets

  Current Assets:
   Cash and equivalents..............................................   $ 34,162       $  32,416
   Accounts and notes receivable, less allowance for doubtful
    accounts of $7,008 in 2000 and $6,865 in 1999....................    198,591         188,507
   Inventories.......................................................    118,830         109,151
   Prepayments and other.............................................     29,158          21,160
                                                                       ---------       ---------
                                                                         380,741         351,234
                                                                       ---------       ---------

  Property, Plant and Equipment:
   Buildings and improvements........................................     99,087          96,427
   Machinery and equipment...........................................    617,523         615,665
                                                                       ---------       ---------
                                                                         716,610         712,092
   Less: Accumulated depreciation....................................   (366,389)       (357,733)
                                                                       ---------       ---------
                                                                         350,221         354,359
   Land..............................................................      4,313           4,199
                                                                       ---------       ---------
                                                                         354,534         358,558
                                                                       ---------       ---------

  Other Assets:
   Investments in affiliates.........................................      1,483           3,969
   Goodwill, less accumulated amortization of $10,454
    in 2000 and $9,943 in 1999.......................................    123,735         127,214
   Miscellaneous.....................................................     24,170          22,323
                                                                       ---------       ---------
                                                                         149,388         153,506
                                                                       ---------       ---------
       Total Assets..................................................  $ 884,663       $ 863,298
                                                                       =========       =========



         See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)

                                                         (Unaudited)
                                                           March 31,  December 31,
                                                             2000        1999
                                                          ----------  ------------

  Liabilities and Stockholders' Equity

  Current Liabilities:
   Notes payable..........................................  $ 36,186      $ 25,499
   Current maturities of long-term obligations............     9,026         9,648
   Accounts payable and accrued liabilities...............   143,303       124,758
                                                            --------      --------
                                                             188,515       159,905
                                                            --------      --------

  Long-Term Obligations...................................   240,513       235,649
                                                            --------      --------

  Deferred Liabilities and Other:
   Deferred income taxes..................................    24,856        25,529
   Retirement and deferred compensation plans.............    14,357        14,658
   Minority interests.....................................     3,983         4,118
   Deferred and other non-current liabilities.............     2,787         3,170
                                                            --------      --------
                                                              45,983        47,475
                                                            --------      --------

  Stockholders' Equity:
   Common stock, $.01 par value...........................       365           365
   Capital in excess of par value.........................   113,285       112,921
   Retained earnings......................................   396,230       381,762
   Accumulated other comprehensive income.................   (84,653)      (68,567)
   Less treasury stock at cost, 619.3 shares in 2000
   and 235.5 shares in 1999...............................   (15,575)       (6,212)
                                                            --------      --------
                                                             409,652       420,269
                                                            --------      --------
   Total Liabilities and Stockholders' Equity.............  $884,663      $863,298
                                                            ========      ========




          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                     Consolidated Statements of Cash Flows
             (Amounts in Thousands, brackets denote cash outflows)
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                                  2000        1999
                                                                                  ----        ----
Cash Flows From Operating Activities:
 Net income.................................................................  $ 16,276   $  14,269
 Adjustments to reconcile net income to net cash provided by operations:
  Depreciation..............................................................    17,069      16,115
  Amortization..............................................................     1,311         907
  Provision for bad debts...................................................       323         386
  Minority interests........................................................        57         (34)
  Deferred income taxes.....................................................       (58)        665
  Retirement and deferred compensation plans................................     1,102         717
  Equity in results of affiliates in excess of cash distributions received..       225         260
  Changes in balance sheet items, excluding
   effects from foreign currency adjustments:
    Accounts receivable.....................................................   (15,521)     (1,983)
    Inventories.............................................................   (12,801)     (2,361)
    Prepaid and other current assets........................................    (8,033)     (3,450)
    Accounts payable and accrued liabilities................................     7,877       4,825
    Other changes, net......................................................     8,262        (796)
                                                                              --------   ---------
Net Cash Provided by Operations.............................................    16,089      29,520
                                                                              --------   ---------

Cash Flows From Investing Activities:
 Capital expenditures.......................................................   (16,381)    (18,638)
 Disposition of property and equipment......................................     1,988         632
 Acquisition of businesses..................................................     2,271    (123,172)
 Collection of notes receivable, net........................................        20           4
 Investments in affiliates..................................................        --        (500)
                                                                              --------   ---------
Net Cash (Used) by Investing Activities.....................................   (12,102)   (141,674)
                                                                              --------   ---------

Cash Flows From Financing Activities:
 Change in notes payable....................................................    11,165     119,908
 Proceeds from long-term obligations........................................     1,534       1,305
 Repayments of long-term obligations........................................    (2,959)     (1,487)
 Dividends paid.............................................................    (1,808)     (1,443)
 Proceeds from stock options exercised......................................       290         440
 Purchase of treasury stock.................................................    (9,363)         --
                                                                              --------   ---------
Net Cash (Used) Provided by Financing Activities............................    (1,141)    118,723
                                                                              --------   ---------

Effect of Exchange Rate Changes on Cash.....................................    (1,100)     (1,688)
                                                                              --------   ---------
Net Increase in Cash and Equivalents........................................     1,746       4,881
Cash and Equivalents at Beginning of Period.................................    32,416      25,159
                                                                              --------   ---------
Cash and Equivalents at End of Period.......................................  $ 34,162   $  30,040
                                                                              ========   =========




          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                  Notes to Consolidated Financial Statements
                 (Amounts in Thousands, Except per Share Data)
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

Note 2 - Acquisitions

During the first quarter of 1999, the Company acquired Emson Research, Inc. and related companies (Emson) for approximately $123 million in cash and 148.4 shares of the Company's common stock (valued at approximately $4 million). Approximately $23 million of debt was assumed in the transaction. Emson is a leading supplier of perfume pumps in the North American market and also maintains a significant position in the North American personal care and food pump markets. The excess purchase price over the fair value of the net assets acquired (goodwill) in these acquisitions was approximately $81 million and is being amortized on a straight-line basis over 40 years.

During the third quarter of 1999, the Company acquired controlling interests in two companies and acquired a line of business from a third company for approximately $21 million in cash and approximately $4 million in assumed debt. he excess purchase price over the fair value of the net assets acquired goodwill) in these acquisitions was approximately $4 million and is being amortized on a straight-line basis over lives ranging from 10 to 40 years. Two of the three acquisitions are in companies that manufacture and distribute products similar to the Company's products. The third acquisition, a company called Microflow Engineering S.A. (Microflow), is a research and development company whose primary project is to develop an electronic aerosol dispensing system primarily for the pharmaceutical market. Based upon an independent appraisal, a one-time charge against pretax and net income of $3,300 for purchased in-process research and development (IPR&D) costs was recorded in conjunction with the purchase of 80% of this company. Since the acquisition, there have been no significant changes to the timing of the development of the project. The in-process technology is expected to be completed in late 2000.

In the first quarter of 2000, the Company acquired the remaining 50 percent of a joint venture in the United States for approximately $2.3 million in cash, assumed the remaining $3.75 million in debt and entered into a license agreement with the former joint venture partner. The acquisition produces spray caps and specialty actuators for aerosol valves for the North American market. There was no excess purchase price over the fair value of the net assets acquired in the transaction.

The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to their respective closing dates. Following are the Company's unaudited pro forma results for the first quarter of 1999 and 2000 assuming the acquisitions occurred on January 1, 1999 (in thousands, except for per share data):

                                             2000        1999
---------------------------------------------------------------
Net Sales................................  $217,646  $  207,803
Net Income...............................  $ 16,068  $   13,017
Net Earnings per common share:
  Basic..................................  $   0.44  $     0.36
  Diluted................................  $   0.44  $     0.35
Weighted average shares outstanding:
  Basic..................................    36,136      36,209
  Diluted................................    36,466      36,865

These unaudited pro forma results have been prepared for comparative purposes only and may or may not be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future periods.

Note 3 - Inventories

At March 31, 2000 and December 31, 1999, approximately 24% and 25%, respectively, of the total inventories are accounted for by the LIFO method. The LIFO reserve was approximately $0.8 million at March 31, 2000 and December 31, 1999. Inventories, by component, consisted of:


                                 March 31, December 31,
                                    2000        1999
                                 --------- ------------

Raw materials..................  $ 51,849    $ 41,858
Work in progress...............    22,357      28,370
Finished goods.................    44,624      38,923
                                  -------     -------
Total..........................  $118,830    $109,151
                                 ========    ========

Note 4 - Comprehensive Income

AptarGroup's total comprehensive income was as follows:

                                                        Three Months
                                                       Ended March 31,
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------
  Net income.....................................  $ 16,276     $ 14,269
  Less: foreign currency translation adjustment..   (16,086)     (27,048)
                                                   ---------    ---------
  Total comprehensive (loss) income..............  $    190     $(12,779)
                                                   =========    =========

Note 5 - Stock Repurchase Program

In the fourth quarter of 1999, The Board of Directors authorized the repurchase of a maximum of 1,000 shares of the Company's outstanding shares. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended March 31, 2000, the Company repurchased
383.8 shares for an aggregate amount of $9,363. The cumulative total of shares repurchased at March 31, 2000 was 619.3 shares for an aggregate amount of $15,575.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter ended March 31, 2000 totaled $217.6 million, an increase of approximately $19.4 million or 10% from the corresponding period of 1999. Sales were negatively affected by the translation of AptarGroup's foreign sales due to the stronger U.S. dollar relative to the same three-month period of 1999. If the dollar exchange rate had been constant, sales for the three months ended March 31, 2000 would have increased approximately 17%. Acquisitions completed in 1999 accounted for approximately $9.5 million of the increase in sales. Sales of pumps to the fragrance/cosmetics market and sales of pumps and metered dose aerosol valves to the pharmaceutical market increased worldwide over the prior year first quarter. Sales of all the Company's product lines to the personal care market in Europe also increased over the prior year first quarter while sales of the Company's product lines to the personal care market in the U.S. decreased compared to the prior year first quarter.

European sales represented approximately 54% of net sales for the quarter ended March 31, 2000, compared to 57% for the same period a year ago. U.S. sales represented 39% of net sales for the quarter ended March 31, 2000 compared to 38% for the same period a year ago. Sales from other foreign operations represented 7% of net sales for the quarters ended March 31, 2000 compared to 5% for the same period a year ago.

Cost of sales as a percent of net sales decreased to 62% in the first quarter of 2000 compared to 63% in the same period a year ago. The decrease as a percentage of sales for the quarter ended March 31, 2000 is primarily attributed to the better utilization of overheads from the increase in sales in the fragrance/cosmetics market and also reflects the mix of products sold.

Depreciation and amortization as a percent of sales decreased to 8% in the first quarter of 2000 compared to 9% in the same period a year ago. The decrease as a percentage of sales for the quarter ended March 31, 2000 is primarily attributed to the higher level of sales in the quarter.

Selling, research & development and administrative expenses (SG&A) increased 11% to $36.4 million in the first quarter of 2000, compared to $32.9 million in the same period a year ago. Approximately $1.5 million of the $3.5 million increase in SG&A is related to the acquisitions completed in 1999. As a percent of net sales, SG&A remained unchanged at 17% for the quarters ended March 31, 2000 and March 31, 1999.

European operations represented 73% of total operating income in the first quarter of 2000, compared to 68% for the same period a year ago. U.S. operations represented 37% of operating income in the first quarter in 2000 compared to 43% in the corresponding period in 1999. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations, corporate expenses and inter-geographic consolidated eliminations.

Interest expense increased $1.5 million or 57% over the corresponding period in 1999 due primarily to the additional debt related to the acquisitions made in 1999, the Company's stock repurchase program that began in the fourth quarter of 1999 and increasing interest rates.

The effective tax rate for the three months ended March 31, 2000 was 35.4%, compared to 35.5% for the same period a year ago. The Company expects the effective tax rate for 2000 to be in the range of 35% to 36%.

Net income for the first quarter increased 14% to $16.3 million compared to $14.3 million in the first quarter of 1999.

Foreign Currency

A significant number of the Company's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial conditions and results of operations of AptarGroup's foreign entities. The Company's significant foreign exchange exposures are to the Euro. In addition, with the recent geographic expansion, the Company now has foreign exchange exposure to South American currencies as well as the Chinese Renminbi. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales impact the Company's results of operations.

Quarterly Trends

AptarGroup's results of operations in the second half of the year typically are negatively impacted by European summer holidays and customer plant shutdowns in December. In the future, AptarGroup's results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup's products are sold, and changes in general economic conditions in any of the countries in which AptarGroup does business.

Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows for acquisitions and to invest in capital projects. Net cash provided by operations in the first three months of 2000 was $16.1 million compared to $29.5 million in the same period a year ago. The decrease is primarily attributed to more cash used for working capital in 2000.

Total net working capital at March 31, 2000 was $192.2 million compared to $191.3 million at December 31, 1999. The increase in working capital in 2000 is primarily due to an increase in receivables and inventory higher than the corresponding increase in short term obligations.

Net cash used by investing activities in the three months of 2000 decreased to $12.1 million from $141.7 million in the same period a year ago. The significant decrease is primarily due to the acquisition of Emson made in 1999. In addition, capital expenditures in the first quarter of 2000 were approximately $2.3 million lower than capital expenditures in the first quarter of 1999. Management anticipates that cash outlays for capital expenditures for all of 2000 will be approximately $95 million.

Net cash (used) provided by financing activities decreased to ($1.1 million) in the first three months of 2000 compared to $118.7 million in 1999. The decrease in net cash (used) provided by financing activities is due to borrowing for the acquisition of Emson in 1999. The ratio of net debt to total net capitalization was 38.0% and 36.2% at March 31, 2000 and December 31, 1999, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

The Company entered into a new multi-year, multi-currency unsecured revolving credit agreement on June 30, 1999 allowing borrowings of up to $75 million. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on the financial condition of the Company. At March 31, 2000, the amount unused and available under this agreement was $10 million. At December 31, 1999, the amount unused and available under this agreement was $5 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $10 million and $5 million of short-term obligations representing the unused and available amount under the new credit agreement have been reclassified as long-term obligations as of March 31, 2000 and December 31, 1999 respectively.

The Board of Directors declared a quarterly dividend of $.05 per share payable on May 24, 2000 to shareholders of record as of May 3, 2000.

Forward-Looking Statements

In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company's acquisitions, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

Adoption of New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the effective date of which was amended in June 1999 by SFAS No. 137). This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the complexity of this new standard, the Company is still assessing the impact it will have on the financial position or results of operations, but does not anticipate it having a material impact on the financial statements. The effective date for implementation of SFAS 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB 101) provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 is effective for the Company's quarter beginning July 1, 2000. The Company has evaluated the relevant revenue recognition criteria discussed in SAB 101 and believes it should not have an impact on the Company's current accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of March 31, 2000 about the Company's forward currency exchange contracts. All the contracts expire before the end of the third quarter of 2000.

                                              Average
                                              Contractual
Buy/Sell                   Contract Amount    Exchange Rate
-----------------------------------------------------------
EURO/USD ..............        $24,273          1.006665
EURO/GBP ..............          2,751           1.64165
EURO/YEN ..............          1,777           .009838
Other .................            319                --
                               -------
Total .................         29,120
                               =======

The other contracts in the above table represent contracts to buy or sell various other currencies (principally European and Australian). If the Company cancelled the forward exchange contracts at March 31, 2000, the Company would have paid approximately $1.0 million based on the fair value of the contracts on that date.

All forward exchange contracts outstanding as of March 31, 1999 had an aggregate contract amount of $14.4 million.

The Company has a cross-currency interest rate swap to hedge an intercompany lending transaction. This swap requires the Company to pay principal of 31,741 French Francs plus interest at 8% and receive principal of $6,429 plus interest at 7.08% through 2005. If the Company canceled the swap at March 31, 2000, the Company would have received approximately $1,405 based on the fair value of the swap on that date.

The table below presents the cash flows in both foreign currency and U.S. dollars that are expected to be exchanged over the duration of the contract.

                  2000    2001    2002    2003    2004    2005
--------------------------------------------------------------
Pay FRF          6,553   7,400   6,992   6,560   6,137   5,713
Receive USD     $1,298   1,450   1,377   1,299   1,223   1,147

At March 31, 2000, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50,000 which require the Company to pay an average variable interest rate of 5.95% and receive a fixed rate of 6.62%. The variable rates are adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates would produce changes in the Company's net income. If interest rates increase by 10%, net income related to the interest rate swap agreements would decrease by approximately $190 assuming a tax rate of 36%. If the Company canceled the swaps at March 31, 2000, the Company would have paid approximately $1,724 based on the fair value of the swaps on that date.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2000, 200 shares of Common Stock of the Company were sold to participants in the FCP Aptar Savings Plan, (the "Plan") at an average price of $25.13 per share. At March 31, 2000, the Plan owned 2,645 shares of Common Stock of the Company. Employees of AptarGroup S.A., a subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibit 27 is included with this report.

             (b) No reports on Form 8-K were filed for the quarter ended March 31, 2000.

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


Date: May 8, 2000

                               INDEX TO EXHIBITS

Number and Description of Exhibit
---------------------------------

27    Financial Data Schedules filed herewith.