Form 10-Q
period 2000-06-30
APTARGROUP INC
filed 2000-08-08
CIK 896622

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____to____

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

                                            Yes X                      No
                                                -----                    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 4, 2000)

                             Common Stock 35,707,654



================================================================================

                               AptarGroup, Inc.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000
                                     INDEX

PART I.   FINANCIAL INFORMATION                                       Page
                                                                      ----

ITEM 1.   Financial statements (Unaudited)

          Consolidated Statements of Income -
          Three and Six Months Ended June 30, 2000
          and 1999                                                      3

          Consolidated Balance Sheets -
          June 30, 2000 and December 31, 1999                           4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2000 and 1999                       6

          Notes to Consolidated Financial Statements                    7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                10

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                  14

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds                    16

ITEM 4.   Submission of Matters to a Vote of
          Security Holders                                             16

ITEM 6.   Exhibits and Reports on Form 8-K                             17

SIGNATURE                                                              18

                                AptarGroup, Inc.
                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                 Three Months                       Six Months
                                                                Ended June 30,                     Ended June 30,
                                                       -------------------------------       --------------------------------
                                                          2000                1999               2000                1999
                                                          ----                ----               ----                ----
Net Sales......................................    $       227,667     $       208,860    $        445,313    $     407,087

Operating Expenses:
     Cost of sales.............................            141,604             129,890             275,922          253,975
     Selling, research & development
       and administrative......................             36,680              33,484              73,037           66,368
     Depreciation and amortization.............             18,215              17,143              36,595           34,165
                                                   ---------------     ---------------    ----------------    -------------
                                                           196,499             180,517             385,554          354,508
                                                   ---------------     ---------------    ----------------    -------------

Operating Income...............................             31,168              28,343              59,759           52,579
                                                   ---------------     ---------------    ----------------    -------------

Other Income (Expense):
     Interest expense..........................             (4,827)             (3,792)             (8,949)          (6,412)
     Interest income...........................                428                 411                 607              621
     Equity in results of affiliates...........                 40                (288)               (185)            (548)
     Minority interests........................               (197)                (65)               (254)             (31)
     Miscellaneous, net........................                635                 359               1,464              882
                                                   ---------------     ---------------    ----------------    -------------
                                                            (3,921)             (3,375)             (7,317)          (5,488)
                                                   ---------------     ---------------    ----------------    -------------

Income Before Income Taxes.....................             27,247              24,968              52,442           47,091

Provision for Income Taxes.....................              9,455               8,788              18,374           16,642
                                                   ---------------     ---------------    ----------------    -------------

Net Income.....................................    $        17,792     $        16,180    $         34,068    $      30,449
                                                   ===============     ===============    ================    =============

Net Income Per Common Share:
       Basic...................................    $           .49     $           .45    $            .95    $         .84
                                                   ===============     ===============    ================    =============

       Diluted.................................    $           .49     $           .44    $            .93    $         .82
                                                   ===============     ===============    ================    =============

Average Number of Shares Outstanding:
       Basic...................................             35,949              36,344              36,041           36,267
       Diluted.................................             36,564              37,026              36,588           36,921


          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)

                                                                                    (Unaudited)
                                                                                      June 30,            December 31,
                                                                                        2000                  1999
                                                                                    -------------        -------------
Assets

Current Assets:
     Cash and equivalents......................................................     $      36,890        $      32,416
     Accounts and notes receivable, less allowance for doubtful
         accounts of $7,348 in 2000 and $6,865 in 1999.........................           211,901              188,507
     Inventories...............................................................           122,383              109,151
     Prepayments and other.....................................................            26,933               21,160
                                                                                    -------------         ------------
                                                                                          398,107              351,234
                                                                                    -------------         ------------

Property, Plant and Equipment:
     Buildings and improvements................................................            98,890               96,427
     Machinery and equipment...................................................           637,538              615,665
                                                                                    -------------         ------------
                                                                                          736,428              712,092
     Less: Accumulated depreciation............................................          (381,662)            (357,733)
                                                                                    -------------         ------------
                                                                                          354,766              354,359
     Land......................................................................             4,320                4,199
                                                                                    -------------         ------------
                                                                                          359,086              358,558
                                                                                    -------------         ------------

Other Assets:
     Investments in affiliates.................................................             1,507                3,969
     Goodwill, less accumulated amortization of $11,337 in
         2000 and $9,943 in 1999...............................................           128,022              127,214
     Miscellaneous.............................................................            24,690               22,323
                                                                                    -------------         ------------
                                                                                          154,219              153,506
                                                                                    -------------         ------------

         Total Assets                                                               $     911,412         $    863,298
                                                                                    =============         ============

         See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)

                                                                                    (Unaudited)
                                                                                      June 30,        December 31,
Liabilities and Stockholders' Equity                                                    2000              1999
                                                                                    ------------      ------------
Current Liabilities:
     Notes payable.............................................................     $     31,956      $     25,499
     Current maturities of long-term obligations...............................            8,540             9,648
     Accounts payable and accrued liabilities..................................          152,638           124,758
                                                                                    ------------      ------------
                                                                                         193,134           159,905
                                                                                    ------------      ------------

Long-Term Obligations..........................................................          239,692           235,649
                                                                                    ------------      ------------

Deferred Liabilities and Other:
     Deferred income taxes.....................................................           31,952            25,529
     Retirement and deferred compensation plans................................           14,394            14,658
     Minority interests........................................................            4,181             4,118
     Deferred and other non-current liabilities................................            2,816             3,170
                                                                                    ------------      ------------
                                                                                          53,343            47,475
                                                                                    ------------      ------------

Stockholders' Equity:
     Common stock, $.01 par value..............................................              366               365
     Capital in excess of par value............................................          114,169           112,921
     Retained earnings.........................................................          412,225           381,762
     Accumulated other comprehensive income....................................          (85,902)          (68,567)
     Less treasury stock at cost, 620.8 shares in 2000
       and 235.5 shares in 1999................................................          (15,615)           (6,212)
                                                                                    ------------      ------------
                                                                                         425,243           420,269
                                                                                    ------------      ------------
     Total Liabilities and Stockholders Equity                                     $    911,412      $    863,298
                                                                                    ============      ============

         See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
              (Amounts in Thousands, brackets denote cash outflows)
                                   (Unaudited)

                                                                                           Six Months Ended June 30,
Cash Flows From Operating Activities:                                                        2000                  1999
                                                                                             ----                  ----
     Net income............................................................            $       34,068        $       30,449
     Adjustments to reconcile net income to net cash provided by operations:
     Depreciation..........................................................                    33,823                32,291
     Amortization..........................................................                     2,772                 1,874
     Provision for bad debts...............................................                       925                   492
     Minority interests....................................................                       254                    31
     Deferred income taxes.................................................                     1,598                   636
     Retirement and deferred compensation plans............................                      (495)                 (672)
     Equity in results of affiliates in
         excess of cash distributions received.............................                       185                   548
     Changes in balance sheet items,
         excluding effects from foreign currency adjustments:
     Accounts receivable...................................................                   (31,105)                 (512)
     Inventories...........................................................                   (16,844)               (1,652)
     Prepaid and other current assets......................................                    (5,903)               (3,434)
     Accounts payable and accrued liabilities..............................                    13,691                 1,763
     Changes in income taxes payable.......................................                    18,262                   588
     Other changes, net....................................................                     1,910                 3,852
                                                                                        -------------         -------------
     Net cash provided by operations.......................................                    53,141                66,254
                                                                                        -------------         -------------

Cash Flows From Investing Activities:
     Capital expenditures..................................................                   (39,854)              (48,689)
     Disposition of property and equipment.................................                     1,854                 1,579
     Acquisition of businesses.............................................                    (2,271)             (123,575)
     Collections of notes receivable, net..................................                        21                    27
     Investments in affiliates.............................................                       ---                (1,000)
                                                                                        -------------         -------------
     Net cash used by investing activities.................................                   (40,250)             (171,658)
                                                                                        -------------         -------------

Cash Flows From Financing Activities:
     Increase (decrease) in notes payable..................................                     7,198               (12,761)
     Proceeds from long-term obligations...................................                     1,699               162,642
     Repayments of long-term obligations...................................                    (4,286)              (33,647)
     Dividends paid........................................................                    (3,605)               (2,892)
     Proceeds from stock options exercised.................................                     1,249                 2,032
     Purchase of Treasury Stock............................................                    (9,403)                  ---
                                                                                        -------------         -------------
     Net cash (used) provided by financing activities......................                    (7,148)              115,374
                                                                                        -------------         -------------

Effect of Exchange Rate Changes on Cash....................................                    (1,269)               (2,498)
                                                                                        -------------         -------------

Net Increase in Cash and Equivalents.......................................                     4,474                 7,472
Cash and Equivalents at Beginning of Period................................                    32,416                25,159
                                                                                        -------------         -------------
Cash and Equivalents at End of Period......................................           $        36,890       $        32,631
                                                                                        =============         =============

          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                  Notes To Consolidated Financial Statements
   (Amounts in Thousands, Except Per Share Data, Unless Otherwise Indicated)
                                  (Unaudited)

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

    Note 2 - Acquisitions

    During the first quarter of 1999, the Company acquired Emson Research, Inc. and related companies (Emson) for approximately $123 million in cash and
    148.4 shares of the Company's common stock (valued at approximately $4 million.) Approximately $23 million of debt was assumed in the transaction. Emson is a leading supplier of perfume pumps in the North American market and also maintains a significant position in the North American personal care and food pump markets. The excess purchase price over the fair value of the net assets acquired (Goodwill) in this acquisition was approximately $86 million and is being amortized on a straight-line basis over 40 years.

    During the third quarter of 1999, the Company acquired controlling interests in two companies and acquired a line of business from a third company for approximately $21 million in cash and approximately $4 million in assumed debt. The Goodwill in these acquisitions was approximately $4 million and is being amortized on a straight-line basis over lives ranging from 10 to 40 years. Two of the three acquisitions are in companies that manufacture and distribute products similar to the Company's products. The third acquisition, a company called Microflow Engineering S.A. (Microflow), is a research and development company whose primary project is to develop an electronic aerosol dispensing system primarily for the pharmaceutical market. Based upon an independent appraisal, a one-time charge against pretax and net income of $3.3 million for purchased in-process research and development (IPR&D) costs was recorded in conjunction with the purchase of 80% of this company. Since the acquisition, there have been no significant changes to the timing of the development of the project. The in-process technology is expected to be completed in late 2000.

    In the first quarter of 2000, the Company acquired the remaining 50 percent of a joint venture in the United States for approximately $2.3 million in cash, assumed the remaining $3.75 million in debt and entered into a license agreement with the former joint venture partner. The acquisition produces spray caps and specialty actuators for aerosol valves and pumps for the North American market. There was no Goodwill acquired in the transaction.

    The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to their respective closing dates. Following are the Company's unaudited pro forma results for 1999 and 2000 assuming the acquisitions occurred on January 1, 1999:

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                       --------------------------      ------------------------
                                         2000            1999          2000                1999
--------------------------------------------------------------------------------------------------
Net Sales                              $227,667        $210,590      $445,313       $  418,393
Net Income                             $ 17,792        $ 15,864      $ 33,861       $   28,881
Net Earnings per common share:
     Basic                             $    .49        $   0.44      $    .94       $     0.80
     Diluted                           $    .49        $   0.43      $    .93       $     0.78
Weighted average shares outstanding:
     Basic                               35,949          36,344        36,041           36,287
     Diluted                             36,564          37,026        36,588           36,941

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future periods.

Note 3 - Inventories

At June 30, 2000 and December 31, 1999, approximately 23% and 25%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

                                                   June 30,      December 31,
                                                     2000           1999
                                                   --------      -----------

         Raw Materials                           $   57,134    $   42,648
         Work in progress                            20,273        28,370
         Finished goods                              46,266        38,923
                                                   --------      --------
                  Total                             123,673       109,941
         Less LIFO reserve                           (1,290)         (790)
                                                   --------      --------
                  Total                          $  122,383    $  109,151
                                                   ========      ========

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The cost of two domestic inventories and the inventories of two foreign operations are determined by using the last-in, first-out "LIFO" method, while the remaining inventories are valued using the first-in, first-out (FIFO) method.

Note 4 - Comprehensive Income

AptarGroup's total comprehensive income was as follows:

                                                          Three months ended June 30          Six months ended June 30
                                                          --------------------------          ------------------------
                                                             2000            1999                2000            1999
                                                             ----            ----                ----            ----
         Net income                                          $17,792      $16,180               $34,068         $30,449
              Add/(Subtract): foreign currency
                translation adjustment                        (1,250)     (10,881)              (17,335)        (37,927)
                                                             -------     --------              --------        --------
              Total comprehensive income (loss)              $16,542       $5,299               $16,733        $(7,478)
                                                             =======       ======              ========        ========

Note 5 - Stock Repurchase Program

In the fourth quarter of 1999, the Board of Directors authorized the repurchase of a maximum of one million shares of the Company's outstanding shares. The timing of and total amount expended for share repurchases depends upon market conditions. Repurchases in the quarter ended June 30, 2000 were not significant. The cumulative total of shares repurchased at June 30, 2000 was 620.8 shares for an aggregate amount of $15.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter and six months ended June 30, 2000 totaled $227.7 million and $445.3 million, respectively, increases of approximately 9% when compared to the corresponding periods of 1999. The stronger U.S. dollar relative to the same three-month and six-month periods of 1999 negatively affected the translation of AptarGroup's foreign sales. If the dollar exchange rates had been constant, sales for the quarter and six months ended June 30, 2000 would have increased approximately 15% and 16%, respectively. Acquisitions completed in 1999 accounted for $1.7 million and $11.3 million of the increase for the three and six months ended June 30, 2000 respectively. Sales of pumps to the fragrance/cosmetic market were extremely strong in the quarter and sales of pumps and metered dose aerosol valves to the pharmaceutical market continued at a strong pace. Sales to the worldwide food and European personal care markets also rose over the prior year second quarter. Sales of all product lines to the U.S. personal care market remained soft in the quarter.

Sales by European operations represented approximately 52% and 53% of net sales for the quarter and six months ended June 30, 2000, respectively, compared to 54% and 56% for the same periods a year ago. Sales by U.S. operations represented 40% of net sales for the quarter and six months ended June 30, 2000, respectively, compared to 40% and 39% for the same periods a year ago. Sales by other foreign operations represented 8% and 7% of net sales for the quarter and six months ended June 30, 2000, respectively, compared to 6% and 5% for the same periods a year ago.

Cost of sales as a percent of net sales remained constant at 62.2% in the second quarter of 2000 and 1999. Rising raw material costs and their impact on the U.S. LIFO inventory valuations negatively affected the cost of sales in the quarter. Offsetting those negative impacts in the quarter were efficiencies gained from better utilization of fixed overheads associated with the increase in sales. In addition, the positive impact coming from foreign currency transaction gains due to the Company selling products denominated in a currency different from the currency in which the related costs were incurred also helped to offset the negative impact from the increase in raw materials. For the first six months of 2000, cost of sales as a percent of net sales decreased slightly to 62.0% compared to 62.4% in the same period a year ago. The slight decrease for the six months ended June 30, 2000 is primarily attributed to a better utilization of overheads related to the increase in sales in the first half of the year as well as foreign currency transaction gains. This was offset partially by the increase in raw material prices in the first six months.

Selling, research & development and general and administrative expenses (SG&A) increased 9.5% or $3.2 million to $36.7 million in the second quarter of 2000 compared to $33.5 million in the same period a year ago. The increase in SG&A is primarily due to increased research and development costs as well as increased general and administrative expenses. SG&A as a percent of net sales was 16.1% of sales in the second quarter of 2000 compared to 16.0% in the same period a year ago. SG&A for the six months ended June 30, 2000 increased 10% or $6.6 million to $73.0 million compared to $66.4 million a year ago. As a percent of net sales, SG&A for the first six months of 2000 was 16.4% compared to 16.3% a year ago.

European operations represented 78% and 76% of operating income for the quarter and six months ended June 30, 2000, respectively, as compared to 72% and 70% in the same periods a year ago. U.S. operations represented 33% and 35% of operating income for the quarter and six months ended June 30, 2000, respectively, as compared to 37% and 40% in the corresponding periods of 1999. The difference between Europe and U.S. operations to total operating income is due to operating income from other foreign operations, corporate expenses and inter-geographic eliminations.

Interest expense increased $1.0 million and $2.5 million for the second quarter and six months ended June 30, 2000, respectively, as compared to the same periods a year ago due primarily to the additional debt related to the acquisitions completed in 1999 and the Company's stock repurchase program as well as rising interest rates.

The effective tax rate was 34.7% and 35.0% for the second quarter and six months ended June 30, 2000, respectively compared to 35.2% and 35.3% for the same periods a year ago. The decrease is due to the mix of income earned in different foreign tax jurisdictions. The Company expects the effective tax rate for 2000 to be in the range of 34.5%- 35.5%.

Net income for the second quarter increased 10.0% to $17.8 million compared to $16.2 million in the second quarter of 1999. Net income for the six months ended June 30, 2000 increased 11.9% to $34.1 million as compared to $30.4 million in the same period a year ago.

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

Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first six months of 2000 was $53.1 million compared to $66.3 million in the same period a year ago. The decrease is primarily attributed to changes in working capital.

Total net working capital at June 30, 2000 was $205.0 million compared to $191.3 million at December 31, 1999. The increase in net working capital is due primarily to higher increases in accounts receivable and inventories than the corresponding increase in short term obligations.

Net cash used by investing activities decreased to $40.3 million from $171.7 million a year ago. The significant decrease is primarily due to the acquisition of Emson made in 1999. In addition, capital expenditures for the first six months of 2000 were approximately $8.8 million lower than capital expenditures in the first six months of 1999. Management anticipates that cash outlays for capital expenditures for all of 2000 will be approximately $85 to $90 million.

Net cash used by financing activities was $7.1 million in the first six months of 2000 compared to net cash provided of $115.4 million in 1999. The decrease in net cash (used) provided by financing activities is due to borrowing for the acquisition of Emson in 1999. The ratio of net debt to total net capitalization was 36.4% and 36.2% at June 30, 2000 and December 31, 1999, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

The Company entered into a new multi-year, multi-currency unsecured revolving credit agreement on June 30, 1999 allowing borrowings of up to $75 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At June 30, 2000, the amount unused and available under this agreement was $10 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $10 million and $5 million of short-term obligations representing the unused and available amount under the new credit agreement have been reclassified as long-term obligations as of June 30, 2000 and December 31, 1999, respectively.

The Board of Directors declared a quarterly dividend of $.05 per share payable on August 22, 2000 to shareholders of record as of August 1, 2000.

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

Adoption of New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." (the effective date of which was amended in June 1999 by SFAS No. 137). This Statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the complexity of this new standard, the Company is still assessing the impact it will have on the financial position or results of operations, but does not anticipate it having a material impact on the financial statements. The effective date for implementation of SFAS 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB 101) provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 as amended is effective for the Company's quarter beginning October 1, 2000. The Company has evaluated the relevant revenue recognition criteria discussed in SAB 101 and believes it should not have an impact on the Company's current accounting policies.

Financial Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of Accounting Principles Board Opinion No. 25, (APB 25)" (FIN 44) clarifies the application of APB 25. FIN 44 specifically addresses (1) the definition of employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(3) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The Company has evaluated FIN 44 and believes it should not have an impact on the Company's current accounting policies or have any material impact on the financial statements.

Outlook

The demand for fragrance/cosmetic, pharmaceutical and food dispensing systems should increase over the prior year, while demand for dispensing closures and aerosol valves sold to the U.S. personal care and household markets is expected to continue to be soft. The internal growth rates (excluding changes in foreign currency exchange rates and acquisitions) experienced in the first half of 2000 are not expected to continue at the same levels in the third quarter. The internal sales growth rate for the third quarter is expected to be in the 6% to 9% range.

Subsequent to June 30, 2000, the German government passed a law reducing the corporate tax rate in Germany from 40% to 25% effective January 1, 2001. This should help to reduce the Company's overall effective tax rate in 2001. The Company will revalue its deferred tax assets and liabilities at the new rate in accordance with SFAS 109 "Accounting for Income Taxes." As of June 30, 2000, the Company was in a net deferred tax liability position in Germany.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of June 30, 2000 about the Company's forward currency exchange contracts. All the contracts expire before the end of the fourth quarter of 2000.

                                                                                          Average
                                                                      Contract Amount     Contractual
Buy/Sell                                                              (in millions)       Exchange Rate
---------------------------------------------------------------------------------------------------------
 EURO/USD........................................................       $   19.9               .954921
 EURO/YEN........................................................            2.0               .009945
 EURO/GBP........................................................            1.3               .609488
 Other...........................................................            0.5                    --
                                                                        --------
 Total...........................................................       $   23.7
                                                                        ========

The other contracts in the above table represent contracts to buy or sell various other currencies (principally European and Australian). If the Company cancelled the forward exchange contracts at June 30, 2000, the Company would have received approximately $0.2 million based on the fair value of the contracts on that date.

All forward exchange contracts outstanding as of June 30, 1999 had an aggregate contract amount of $26.2 million.

The Company has a cross-currency interest rate swap to hedge an intercompany lending transaction. This swap requires the Company to pay principal of 31.7 million French Francs plus interest at 8% and receive principal of $6.4 million plus interest at 7.08% through 2005. If the Company canceled the swap at June 30, 2000, the Company would have received approximately $1.5 million based on the fair value of the swap on that date.

The table below presents the cash flows in both foreign currency and U.S. dollars that are expected to be exchanged over the duration of the contract.

(Amounts in millions)      2000       2001      2002      2003       2004       2005
------------------------------------------------------------------------------------
Pay FRF                     6.6        7.4       7.0       6.6        6.1        5.7

Receive USD $               1.3        1.5       1.4       1.3        1.2        1.1

At June 30, 2000, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate of 6.97% and receive a fixed rate of 6.62%. The variable rates are adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates would produce changes in the Company's net income. If interest rates increase by 10%, net income related to the interest rate swap agreements would decrease by approximately $0.2 million assuming a tax rate of 35%. If the Company canceled the swaps at June 30, 2000, the Company would have paid approximately $1.8 million based on the fair value of the swaps on that date.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2000, the FCP Aptar Savings Plan, (the "Plan") purchased 500 shares of Common Stock of the Company on behalf of the participants at an average price of $27.78 per share. During the same quarter, the Plan sold 20 shares of Common Stock of the Company at the price of $28.13 per share. At June 30, 2000, the Plan owned 3,125 shares of Common Stock of the Company. Employees of AptarGroup S.A., a subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds form the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 10, 2000. A vote was taken by ballot for the election of three directors to hold office until the 2003 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

                                                           Broker
    Nominee                         For       Withhold    Non-votes
    -------                         ---       --------    ---------

Ralph Gruska                     28,462,342    131,341        -0-
Leo A. Guthart                   28,468,745    124,938        -0-
Prof. Dr. Robert W. Hacker       28,464,851    128,832        -0-

No votes were cast for any other nominee for director. The directors continuing in office until the 2001 Annual Meeting are Robert Barrows, Alfred Pilz, and Carl A. Siebel. Directors continuing in office until the 2002 Annual Meeting of Stockholders are King Harris, Peter Pfeiffer and Dr. Joanne C. Smith.

A vote was taken to approve the 2000 Stock Awards Plan. The vote was as set forth below:

          For                Against            Abstain        Broker Non-Votes
          ---                -------            -------        ----------------
      17,204,250            8,002,745            79,669            3,307,019


A vote was also taken to approve the 2000 Stock Director Stock Option Plan. The vote was as set forth below:

          For                Against            Abstain        Broker Non-Votes
          ---                -------            -------        ----------------
      22,824,891            2,379,848            81,924            3,307,020


No other matters were submitted to a vote by ballot at the 2000 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 10.22 AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.

     Exhibit 10.23 AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.

     Exhibit 27     Financial Statement Schedule is included in this report

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed for the quarter ended June 30, 2000.

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

                                      AptarGroup, Inc.
                                      (Registrant)



                                      By /s/ Stephen J. Hagge
                                         --------------------

                                      Stephen J. Hagge
                                      Executive Vice President and Chief
                                      Financial Officer and Secretary
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)

Date: August 8, 2000