Form 10-Q
period 2000-09-30
APTARGROUP INC
filed 2000-11-14
CIK 896622

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                               Yes  X      No
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 7, 2000)

                          Common Stock    35,573,636

================================================================================

                                AptarGroup, Inc.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

     PART I.    FINANCIAL INFORMATION                                Page
                                                                     ----

     ITEM 1.    Financial statements (Unaudited)

                Consolidated Statements of Income -
                Three and Nine Months Ended September 30, 2000
                and 1999                                               3

                Consolidated Balance Sheets -
                September 30, 2000 and December 31, 1999               4

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2000 and 1999          6

                Notes to Consolidated Financial Statements             7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations         10

     ITEM 3.    Quantitative and Qualitative Disclosures about
                Market Risk                                           14

     PART II.   OTHER INFORMATION

     ITEM 2.    Changes in Securities and Use of Proceeds             16

     ITEM 6.    Exhibits and Reports on Form 8-K                      16

     SIGNATURE                                                        17

                                AptarGroup, Inc.
                       Consolidated Statements of Income
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                               Three Months             Nine Months
                                           Ended September 30,      Ended September 30,
                                          ---------------------   ----------------------
                                            2000         1999       2000         1999
                                            ----         ----       ----         ----
Net Sales..............................   $224,691     $210,479   $670,004      $617,566

Operating Expenses:
  Cost of sales........................   142,595       130,489    418,517       384,464
  Selling, research & development
   and administrative..................    35,251        33,507    108,288        99,875
  Depreciation and amortization........    18,275        17,589     54,870        51,754
                                         --------      --------   --------      --------
                                          196,121       181,585    581,675       536,093
                                         --------      --------   --------      --------

Operating Income.......................    28,570        28,894     88,329        81,473
                                         --------      --------   --------      --------

Other Income (Expense):
  Interest expense.....................    (5,157)       (3,845)   (14,106)      (10,257)
  Interest income......................       468           322      1,075           943
  Equity in results of affiliates......       322          (283)       137          (831)
  Minority interests...................      (212)          (62)      (466)          (93)
  Miscellaneous, net...................       994            36      2,458           918
  In-process research and
   development.........................      ----        (3,300)      ----        (3,300)
                                         --------      --------   --------      --------
                                           (3,585)       (7,132)   (10,902)      (12,620)
                                         --------      --------   --------      --------

Income Before Income Taxes.............    24,985        21,762     77,427        68,853

Provision for Income Taxes.............     8,745         8,868     27,119        25,510
                                         --------      --------   --------      --------

Net Income.............................  $ 16,240      $ 12,894   $ 50,308      $ 43,343
                                         ========      ========   ========      ========

Net Income Per Common Share:
   Basic...............................  $    .45      $    .35   $   1.40      $   1.19
                                         ========      ========   ========      ========

   Diluted.............................  $    .45      $    .35   $   1.38      $   1.17
                                         ========      ========   ========      ========

Average Number of Shares Outstanding:
   Basic...............................    35,774        36,440     35,952        36,325
   Diluted.............................    36,294        37,039     36,485        36,949

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)

                                                                  (Unaudited)
                                                                 September 30,   December 31,
                                                                     2000           1999
                                                                 -------------   ------------
Assets

Current Assets:
  Cash and equivalents........................................      $  45,661      $  32,416
  Accounts and notes receivable, less allowance for doubtful
     accounts of $7,299 in 2000 and $6,865 in 1999............        209,074        188,507
  Inventories.................................................        116,372        109,151
  Prepayments and other.......................................         23,363         21,160
                                                                    ---------      ---------
                                                                      394,470        351,234
                                                                    ---------      ---------

Property, Plant and Equipment:
  Buildings and improvements..................................         96,432         96,427
  Machinery and equipment.....................................        627,750        615,665
                                                                    ---------      ---------
                                                                      724,182        712,092
  Less: Accumulated depreciation..............................       (379,166)      (357,733)
                                                                    ---------      ---------
                                                                      345,016        354,359
  Land........................................................          4,489          4,199
                                                                    ---------      ---------
                                                                      349,505        358,558
                                                                    ---------      ---------

Other Assets:
  Investments in affiliates...................................          6,656          3,969
  Goodwill, less accumulated amortization of $11,713 in
     2000 and $9,943 in 1999..................................        124,315        127,214
  Miscellaneous...............................................         20,277         22,323
                                                                    ---------      ---------
                                                                      151,248        153,506
                                                                    ---------      ---------

     Total Assets                                                   $ 895,223      $ 863,298
                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)

                                                          (Unaudited)
                                                         September 30,   December 31,
Liabilities and Stockholders' Equity                          2000           1999
                                                         ------------    ------------
Current Liabilities:
  Notes payable......................................       $ 47,829       $ 25,499
  Current maturities of long-term obligations........          9,178          9,648
  Accounts payable and accrued liabilities...........        156,979        124,758
                                                            --------       --------
                                                             213,986        159,905
                                                            --------       --------

Long-Term Obligations................................        228,243        235,649
                                                            --------       --------

Deferred Liabilities and Other:
  Deferred income taxes..............................         29,295         25,529
  Retirement and deferred compensation plans.........         12,300         14,658
  Minority interests.................................          4,144          4,118
  Deferred and other non-current liabilities.........          2,571          3,170
                                                            --------       --------
                                                              48,310         47,475
                                                            --------       --------

Stockholders' Equity:
  Common stock, $.01 par value.......................            366            365
  Capital in excess of par value.....................        114,387        112,921
  Retained earnings..................................        426,678        381,762
  Accumulated other comprehensive income.............       (111,792)       (68,567)
  Less treasury stock at cost, 1,000 shares in 2000
   and 235.5 shares in 1999..........................        (24,955)        (6,212)
                                                            --------       --------
                                                             404,684        420,269
                                                            --------       --------
  Total Liabilities and Stockholders' Equity                $895,223       $863,298
                                                            ========       ========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
             (Amounts in Thousands, brackets denote cash outflows)
                                  (Unaudited)

                                                               Nine Months Ended   September 30,
                                                                      2000             1999
                                                                      ----             ----
Cash Flows From Operating Activities:
  Net income...............................................         $ 50,308         $  43,343
  Adjustments to reconcile net income
     to net cash provided by operations:
  Depreciation.............................................           50,668            48,830
  Amortization.............................................            4,202             2,924
  Provision for bad debts..................................            1,347               779
  Minority interests.......................................              466                93
  Deferred income taxes....................................            2,999               587
  Retirement and deferred compensation plans...............             (937)             (568)
  Equity in results of affiliates in
     excess of cash distributions received.................             (137)              831
  In-process research & development write-off..............               --             3,300
  Changes in balance sheet items,
     excluding effects from foreign currency adjustments:
  Accounts receivable......................................          (42,599)           (4,879)
  Inventories..............................................          (18,782)           (5,074)
  Prepaid and other current assets.........................           (3,929)           (5,304)
  Accounts payable and accrued liabilities.................           46,560             2,219
  Other changes, net.......................................            5,017             5,931
                                                                    --------         ---------
  Net cash provided by operations..........................           95,183            93,012
                                                                    --------         ---------

Cash Flows From Investing Activities:
  Capital expenditures.....................................          (68,687)          (63,100)
  Disposition of property and equipment....................            2,765             1,250
  Acquisition of businesses................................           (2,271)         (144,431)
  Collections of notes receivable, net.....................               18              (142)
  Investments in affiliates................................               --            (1,500)
                                                                    --------         ---------
  Net cash (used) by investing activities..................          (68,175)         (207,923)
                                                                    --------         ---------

Cash Flows From Financing Activities:
  Increase (decrease) in notes payable.....................           23,585            (7,672)
  Proceeds from long-term obligations......................            2,525           150,294
  Repayments of long-term obligations......................          (13,434)          (16,344)
  Dividends paid...........................................           (5,392)           (4,712)
  Proceeds from stock options exercised....................            1,467             1,717
  Purchase of Treasury Stock...............................          (18,744)               --
                                                                    --------         ---------
  Net cash (used) provided by financing activities.........           (9,993)          123,283
                                                                    --------         ---------

Effect of Exchange Rate Changes on Cash....................           (3,770)           (1,492)
                                                                    --------         ---------

Net Increase in Cash and Equivalents.......................           13,245             6,880
Cash and Equivalents at Beginning of Period................           32,416            25,159
                                                                    --------         ---------
Cash and Equivalents at End of Period......................         $ 45,661         $  32,039
                                                                    ========         =========

          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                  Notes To Consolidated Financial Statements
                                  (Unaudited)

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

During the third quarter of 1999, the Company acquired controlling interests in two companies and acquired a line of business from a third company for approximately $21 million in cash and approximately $4 million in assumed debt. The Goodwill in these acquisitions was approximately $4 million and is being amortized on a straight-line basis over lives ranging from 10 to 40 years. Two of the three acquisitions involved companies that manufacture and distribute products similar to the Company's products. The third acquisition, involving a company called Microflow Engineering S.A. (Microflow), is a research and development company whose primary project is to develop an electronic aerosol dispensing system primarily for the pharmaceutical market. Based upon an independent appraisal, a one-time charge against pretax and net income of $3.3 million for purchased in-process research and development (IPR&D) costs was recorded in conjunction with the purchase of 80% of this company. Since the acquisition, there have been no significant changes to the timing of the development of the project. The in-process technology is expected to be completed in late 2000.

In the first quarter of 2000, the Company acquired the remaining 50 percent of a joint venture in the United States for approximately $2.3 million in cash, assumed the remaining $3.75 million in debt and entered into a license agreement with the former joint venture partner. The acquired business produces spray caps and specialty actuators for aerosol valves and pumps for the North American market. There was no Goodwill acquired in the transaction.

The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to their respective closing dates. Following are the Company's unaudited pro forma results for 1999 and 2000 assuming the acquisitions occurred on January 1, 1999. The $3.3 million write-off of IPR&D in 1999 has been excluded from the proforma results.

                                        (Amounts in Thousands, Except Per Share Data)
                                         Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                        --------------------      --------------------
                                          2000        1999          2000        1999
                                        --------    --------      --------    -------
Net Sales                               $224,691    $210,479      $670,004    $628,728
Net Income                              $ 16,240    $ 15,920      $ 50,101    $ 44,749
Net Earnings per common share:
  Basic                                 $   0.45    $   0.44      $   1.39    $   1.23
  Diluted                               $   0.45    $   0.43      $   1.37    $   1.21
Weighted average shares outstanding:
  Basic                                   35,774      36,440        35,952      36,345
  Diluted                                 36,294      37,039        36,485      36,969

These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future periods.

Note 3 - Inventories

At September 30, 2000 and December 31, 1999, approximately 25% of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

                                                       (Amounts in Thousands)
                                                     September 30,  December 31,
                                                         2000          1999
                                                     -------------  ------------
     Raw Materials                                     $ 53,236       $ 42,648
     Work in progress                                    20,687         28,370
     Finished goods                                      43,740         38,923
                                                       --------       --------
          Total                                         117,663        109,941
     Less LIFO reserve                                   (1,291)          (790)
                                                       --------       --------
          Total                                        $116,372       $109,151
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

Note 4 - Comprehensive Income

AptarGroup's total comprehensive income was as follows:

                                                                     (Amounts in Thousands)

                                             Three months ended September 30         Nine months ended September 30
                                             -------------------------------         ------------------------------
                                                 2000               1999                 2000              1999
                                               --------            -------             --------          --------
Net income                                     $ 16,240            $12,894             $ 50,308          $ 43,343
     Add/(Subtract): foreign currency           (25,890)             9,431              (43,225)          (28,496)
      translation adjustment                   --------            -------             --------          --------
Total comprehensive income (loss)              ($ 9,650)           $22,325             $  7,083          $ 14,847
                                               ========            =======             ========          ========


Note 5 - Stock Repurchase Program

In the fourth quarter of 1999, the Board of Directors authorized the repurchase of a maximum of one million shares of the Company's outstanding shares. During the quarter ended September 30, 2000, the Company repurchased 379,200 shares for an aggregate amount of $9.3 million. At September 30, 2000 all one million shares had been repurchased for an aggregate amount of $25.0 million. Subsequent to the quarter ended September 30, 2000, the Board of Directors authorized an additional repurchase of a maximum of two million shares of the Company's outstanding shares. The timing of and total amount expended for share repurchases depends upon market conditions.

Note 6 - Significant Non-Cash Transactions

During the quarter ended September 30, 2000, the Company entered into a joint venture to which the Company contributed assets of $7.4 million and liabilities of $2.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter and nine months ended September 30, 2000 totaled $224.7 million and $670.0 million, respectively, increases of approximately 7% and 8% respectively when compared to the corresponding periods of 1999. The stronger U.S. dollar relative to the same three-month and nine-month periods of 1999 negatively affected the translation of AptarGroup's foreign sales. Excluding the effects of exchange rates and acquisitions, sales for the quarter and nine months ended September 30, 2000 would have increased approximately 14% and 13%, respectively. Acquisitions completed in 1999 accounted for $11.3 million of the increase for the nine months ended September 30, 2000 and had minimal effect on the three months ended September 30, 2000. Sales of pumps to the worldwide fragrance/cosmetic and pharmaceutical markets remained strong in the quarter. In addition sales of pumps, valves and closures to the European personal care market also remained strong. Continuing the trend seen in the first half of the year, demand for aerosol valves, pumps and dispensing closures from the U.S. personal care and household markets remained soft in the quarter.

Sales by European operations represented approximately 51% and 52% of net sales for the quarter and nine months ended September 30, 2000, respectively, compared to 53% and 55% for the same periods a year ago. Sales by U.S. operations represented 40% of net sales for the quarter and nine months ended September 30, 2000, respectively, compared to 40% and 39% for the same periods a year ago. Sales by other foreign operations represented 9% and 8% of net sales for the quarter and six months ended September 30, 2000, respectively, compared to 7% and 6% for the same periods a year ago.

Cost of sales as a percent of net sales increased to 63.5% in the third quarter of 2000 compared to 62.0% for the same period in 1999. For the first nine months of 2000, cost of sales as a percent of net sales increased slightly to 62.5% compared to 62.3% in the same period a year ago. Increased price pressure and underutilization of fixed costs in the U.S. personal care and household markets negatively impacted cost of sales as a percentage of sales compared to the prior year in both periods.

Selling, research & development and general and administrative expenses (SG&A) increased 5.2% or $1.7 million to $35.3 million in the third quarter of 2000 compared to $33.5 million in the same period a year ago. The increase in SG&A is primarily due to increased general and administrative expenses relating to outside consulting fees for a variety of projects including but not limited to software implementations. SG&A as a percent of net sales decreased slightly to 15.7% of sales in the third quarter of 2000 compared to 15.9% in the same period a year ago. SG&A for the nine months ended September 30, 2000 increased 8.4% or $8.4 million to $108.3 million compared to $99.9 million a year ago. The increase in SG&A for the nine months is primarily due to increased general and administrative expenses as well as increased research and development costs. As a percent of net sales, SG&A for the first nine months of 2000 and 1999 was 16.2%.

European operations represented 73% and 75% of operating income for the quarter and nine months ended September 30, 2000, respectively, as compared to 66% and 69% in the same periods a year ago. U.S. operations represented 37% and 35% of operating income for the quarter and nine months ended September 30, 2000, respectively, as compared to 40% in the corresponding periods of 1999. Operating income from other foreign operations, corporate expenses and inter-geographic eliminations represent the reconciling factors to total operating income.

Interest expense increased $1.3 million and $3.8 million for the third quarter and nine months ended September 30, 2000, respectively, as compared to the same periods a year ago due primarily to additional debt related to the acquisitions completed in 1999 and the Company's stock repurchase program as well as higher interest rates.

The effective tax rate was 35% for the third quarter and nine months ended September 30, 2000, respectively, compared to 40.7% and 37.0% for the same periods a year ago. Last year's effective tax rate includes the effect of the non-deductibility for tax purposes of the write-off of purchased IPR&D. Excluding this effect, the effective tax rates for the prior year would have been 35.4% for the three and nine months ended September 30, 1999. The slight decrease from the prior year is due to the mix of income earned in different foreign tax jurisdictions.

Subsequent to the quarter ended September 30, 2000, Germany signed into law a reduction in the corporate tax rate from 40% to 25% beginning in 2001. As a result, the Company will have to revalue its German deferred taxes, which are expected to reduce tax expense by approximately $0.8 million in the fourth quarter. Based upon this adjustment, the Company expects the effective tax rate in the fourth quarter to be approximately 31%. This will reduce the full year effective tax rate to approximately 34%. The Company expects the effective tax rate for 2001 to be in the range of 32%-34%.

Net income for the third quarter increased 26.0% to $16.2 million compared to $12.9 million in the third quarter of 1999. Excluding the effect of the purchased IPR&D write-off, net income for the third quarter of 1999 was $16.2 million. Net income for the nine months ended September 30, 2000 increased 16.1% to $50.3 million as compared to $43.3 million in the same period a year ago. Excluding the effect of the purchased IPR&D write-off, net income for the first nine months of 1999 was $46.6 million.

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

Foreign Currency

A significant number of the Company's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial conditions and results of operations of AptarGroup's foreign entities. The Company's significant foreign exchange exposures are to the Euro. In addition, the Company now has foreign exchange exposure to certain South American currencies as well as the Chinese Renminbi. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar would have an additive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales impact the Company's results of operations.

Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first nine months of 2000 was $95.2 million compared to $93.0 million in the same period a year ago. The increase is primarily attributable to increased profitability.

Total net working capital at September 30, 2000 was $180.5 million compared to $191.3 million at December 31, 1999. The decrease in net working capital is due primarily to higher increases in short term obligations and accounts payable than the corresponding increase in accounts receivable and inventories.

Net cash used by investing activities decreased to $68.2 million from $207.9 million a year ago. The significant decrease is primarily due to acquisitions completed in 1999. Management anticipates that cash outlays for capital expenditures for all of 2000 will be approximately $90 million.

Net cash used by financing activities was $10.0 million in the first nine months of 2000 compared to net cash provided of $123.3 million in 1999. The decrease in net cash (used) provided by financing activities is due primarily to borrowing for acquisitions completed in 1999. The ratio of net debt to total net capitalization was 37.2% and 36.2% at September 30, 2000 and December 31, 1999, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

The Company entered into a multi-year, multi-currency unsecured revolving credit agreement on June 30, 1999 allowing borrowings of up to $75 million. Under this credit agreement, interest on borrowings is payable at a rate equal to the London Interbank Offered Rate (LIBOR) plus an amount based on the financial condition of the Company. At June 30, 2000, the amount unused and available under this agreement was $10 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on September 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $10 million and $5 million of short-term obligations representing the unused and available amount under the credit agreement have been reclassified as long-term obligations as of September 30, 2000 and December 31, 1999, respectively.

The Board of Directors declared a quarterly dividend of $.05 per share payable on November 22, 2000 to shareholders of record as of November 1, 2000.

Forward-Looking Statements

In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters represent forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company's acquisitions, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

Adoption of New Accounting Standards

In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the effective date of which was amended in September 1999 by SFAS No. 137). This Statement was further amended in June 2000 by SFAS No. 138. SFAS No. 133 and the amendments found in SFAS No. 138 require that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the complexity of this new standard, the Company is still assessing the impact it will have on the financial position or results of operations, but does not anticipate it having a material impact on the financial statements. The effective date for implementation of SFAS 133 is for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 as amended is effective for the Company's quarter beginning October 1, 2000. The Company has evaluated the relevant revenue recognition criteria discussed in SAB 101 and believes it should not have an impact on the Company's current accounting policies.


Fourth Quarter 2000 Outlook

The demand for fragrance/cosmetic systems in the fourth quarter of 2000 is expected to increase over the prior year. Demand for pharmaceutical dispensing systems is expected to soften. The reduction in demand for pharmaceutical dispensing systems is due to the high level of orders placed in the fourth quarter of 1999 in preparation of the year 2000 and this reduction is expected to be a temporary slowdown and not a long-term trend. Dispensing closures, pumps and aerosol valves sold to the U.S. personal care and household markets is expected to continue to be soft. The internal sales growth rate (excluding changes in foreign currency exchange rates and acquisitions) for the fourth quarter is anticipated to be in the 0% to 5% range. Earnings per share in the fourth quarter is expected to be in the range of $.35 to $.40 per share versus the $.42 reported in the prior year.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of September 30, 2000 about the Company's forward currency exchange contracts. All the contracts expire before the end of the third quarter of 2001.

                                                         Average
                                   Contract Amount     Contractual
Buy/Sell                            (in millions)     Exchange Rate
-------------------------------------------------------------------
EURO/USD.....................           $18.6             .912066
EURO/GBP.....................             3.9             .605774
GBP/EURO.....................             3.8            1.606683
EURO/YEN.....................             2.1            .0097572
Other........................              .9                  --
                                        -----
Total........................           $29.3
                                        =====

The other contracts in the above table represent contracts to buy or sell various other currencies (principally Asian, European and Australian). If the Company cancelled the forward exchange contracts at September 30, 2000, the Company would have paid approximately $0.7 million based on the fair value of the contracts on that date.

All forward exchange contracts outstanding as of September 30, 1999 had an aggregate contract amount of $35.1 million.

The Company has a cross-currency interest rate swap to hedge an intercompany lending transaction. This swap requires the Company to pay principal of 26.5 million French Francs plus interest at 8% and receive principal of $5.4 million plus interest at 7.08% through 2005. If the Company canceled the swap at September 30, 2000, the Company would have received approximately $1.6 million based on the fair value of the swap on that date.

The table below presents the cash flows in both foreign currency and U.S. dollars that are expected to be exchanged over the duration of the contract.

(Amounts in millions)     2001      2002      2003      2004      2005
----------------------------------------------------------------------
Pay FRF                    7.4       6.9       6.6       6.1       5.7

Receive USD $              1.5       1.4       1.3       1.2       1.1

At September 30, 2000, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate of 6.97% and receive a fixed rate of 6.62%. The variable rates are adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates would produce changes in the Company's net income. If interest rates increase by 10%, net income related to the interest rate swap agreements would decrease by approximately $0.2 million assuming a tax rate of 35%. If the Company canceled the swaps at September 30, 2000, the Company would have paid approximately $0.6 million based on the fair value of the swaps on that date.

                     PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2000, the FCP Aptar Savings Plan, (the "Plan") purchased 420 shares of Common Stock of the Company on behalf of the participants at an average price of $24.70 per share for an aggregate amount of $10,374. During the same quarter, the Plan sold 50 shares of Common Stock of the Company at the price of $24.38 per share for an aggregate amount of $1,219. At September 30, 2000, the Plan owned 3,495 shares of Common Stock of the Company. Employees of AptarGroup S.A., a subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

       Exhibit 27   Financial Statement Schedule is included in this report

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the quarter ended September 30, 2000.

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

Date: November 10, 2000