Form 10-K405
period 2000-12-31
APTARGROUP INC
filed 2001-03-22
CIK 896622

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

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates, based on the closing sales price for the Common Stock on the New York Stock Exchange on March 12, 2001, was approximately $1,044,964,587. The number of shares outstanding of Common Stock, as of March 12, 2001 was 35,688,710 shares held by approximately 800 shareholders of record.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

   Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 2001 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                AptarGroup, Inc.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 2000

                                       PART I

                                                                           Page
                                                                           ----
 Item 1     Business....................................................     3
 Item 2     Properties..................................................    10
 Item 3     Legal Proceedings...........................................    11
 Item 4     Submission of Matters to a Vote of Security-Holders.........    11

                                       PART II

            Market for Registrant's Common Equity and Related
 Item 5     Stockholder Matters.........................................    11
 Item 6     Selected Financial Data.....................................    11
            Management's Discussion and Analysis of Consolidated Results
 Item 7     of Operations and Financial Condition.......................    11
 Item 7A    Quantitative and Qualitative Disclosures about Market Risk..    12
 Item 8     Financial Statements and Supplementary Data.................    12
            Changes in and Disagreements with Accountants on Accounting
 Item 9     and Financial Disclosure....................................    12

                                      PART III

 Item 10    Directors and Executive Officers of the Registrant..........    12
 Item 11    Executive Compensation......................................    13
            Security Ownership of Certain Beneficial Owners and
 Item 12    Management..................................................    13
 Item 13    Certain Relationships and Related Transactions..............    13

                                       PART IV

            Exhibits, Financial Statement Schedules and Reports on Form
 Item 14    8-K.........................................................    13
 Signatures ............................................................    14

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

 Date      Business          Country    Start-up/Acquisition     Initial Product Line
 ---- ------------------   ----------- ---------------------- --------------------------
 1968 SeaquistPerfect      Germany     Acquisition            Aerosol valves
      Dispensing GmbH
      (formerly Perfect-
      Valois Ventil
      GmbH)
 1970 Valois S.A.          France      Acquisition            Aerosol valves
 1976 Seaquist Closures    U.S.        Start-up               Dispensing closures
      L.L.C.
 1976 35% of certain       Germany     Acquisition            Pumps
      Pfeiffer Group
      companies
 1981 AR Valve product     U.S.        Acquisition            Aerosol valves
      line
 1981 RDW Industries,      U.S.        Acquisition            Dispensing closures
      Inc.
 1983 STEP S.A.            France      Acquisition            Pumps
 1989 SAR S.p.A.           Italy       Acquisition            Pumps
 1993 Remainder of the     Germany     Acquisition            Pumps
      Pfeiffer Group
 1994 Seaquist de          Mexico      Start-up               Dispensing closures
      Mexico, S.A. de
      C.V.
 1995 Liquid Molding       U.S.        Acquisition            Silicone molded products
      Systems, Inc.
 1995 35% of Loffler       Germany     Acquisition            Dispensing Closures
      Kunststoffwerk
      GmbH & Co. KG
 1995 General Plastics,    France      Acquisition            Dispensing closures
      S.A.
 1997 50% of               U.S.        Start-up joint venture Aerosol spray caps and
      CosterSeaquist                                          accessories
      L.L.C.
 1997 Aptar Suzhou         China       Start-up               Aerosol valves, pumps,
      Dispensing                                              closures
      Systems, Co., Ltd
 1998 65% of Loffler       Germany     Acquisition            Dispensing closures
      KunststoffwerkGmbH
      & Co. KG
 1998 Inairic S.A.         Argentina   Acquisition            Pumps
 1999 Emson Research,      U.S.        Acquisition            Pumps
      Inc.
 1999 Seaquist-Valois do   Brazil      Start-up               Dispensing closures and
      Brasil Ltda.                                            pumps
 1999 Somova S.r.l.        Italy       Acquisition            Pumps, aerosol spray caps
                                                              and accessories
 1999 80% of Microflow     Switzerland Acquisition            Research and development
      Engineering S.A.                                        Company
 2000 50% of               U.S.        Acquisition            Aerosol spray caps and
      CosterSeaquist.                                         accessories
      L.L.C.
 2000 50% of               France      Start-up joint venture Airless dispensing systems
      Airlessystems
      S.A.S.
 2000 35% of H.            Argentina   Acquisition            Dispensing Closures
      Engelmann S.A.

(b) Financial Information about Industry Segments

   The Company operates in the packaging components industry. Financial information relating to operations by geographic area for each of the three years in the period ended December 31, 2000 is set forth in Note 16 ("Segment Information") to the Consolidated Financial Statements contained in the 2000 Annual Report to Stockholders, pages 48 and 50, which is incorporated herein by reference.

(c) Narrative Description of Business

General

   The Company is a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage markets. The Company focuses on providing value added dispensing systems (pumps, dispensing closures and aerosol valves) to global consumer product marketers to allow them to differentiate their products and meet the consumer's need for convenience. The Company has manufacturing facilities located throughout the world including facilities in North America, Europe, Asia and South America. The Company has over 2,500 customers with no single customer accounting for greater than 6% of the Company's 2000 net sales.

   For 2000, the percentage of net sales represented by sales to the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage markets were 32%, 32%, 21%, 8% and 7%, respectively. Pumps, dispensing closures and aerosol valves represented approximately 62%, 22% and 14%, respectively, of AptarGroup's 2000 net sales. The Company expects the mix of sales by product and by market to remain approximately the same in 2001.

   Sales of a majority of the Company's dispensing systems have traditionally grown at a faster rate than the overall packaging industry as consumer's preference for convenience has increased, and product differentiation through packaging design has become more important to the Company's customers. Consumer product marketers have converted many of their products to packages with dispensers that offer the benefit of enhanced shelf appeal, convenience, cleanliness or accuracy of dosage. The Company expects this trend to continue.

Growth Strategy

   The company intends to enhance its position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) discovering new applications for the Company's existing products, and (iii) developing new dispensing technologies.

   The Company is committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Latin America, Eastern Europe, India and Asia. Recently, the Company acquired a minority interest in a leading manufacturer of dispensing closures in Argentina, and is in the process of increasing its manufacturing capabilities in India, China and Eastern Europe.

   The Company continues to develop applications for SimpliSqueeze(R), a no-leak, invertible closure with one-hand dispensing convenience. SimpliSqueeze features a silicone valve that enables the product to be dispensed with a slight squeeze of the bottle, and upon release, closes firmly and does not leak. Consumer awareness of the innovative SimpliSqueeze closure has grown as a result of its original use in the personal care market. The success of the SimpliSqueeze technology in the personal care market led to the successful launch of a non-carbonated sports drink package utilizing this technology. This new application in the food/beverage market has attracted new customers to the Company. Most recently, the Company has been awarded several contracts to supply SimpliSqueeze dispensing closures to bottled water customers. Another example of a product for which the Company continues to find new applications is the metered dose aerosol valve. Metered dose aerosol valves are used to dispense precise amounts of product in very fine particles from pressurized containers. Traditionally metered dose valves were used to deliver medication via the pulmonary route. Recently, the Company has begun to work with a bio-technology company who is developing proprietary technology to orally administer large molecule drugs to be absorbed through the inner linings of the mouth.

   The Company continues to invest in new dispensing technologies. In 1999, the Company acquired 80% of Microflow Engineering S.A. ("Microflow"), a research and development company whose objective is to develop an electronic dispensing system based on silicone etching technology primarily for the pharmaceutical market as an alternative to the traditional mechanical pump. In addition, the Company has internally developed a patented technology for dispensing fragrance in a lightweight sample blister package as an alternative to standard vials.

Pumps (62% of 2000 net sales)

   AptarGroup believes it is the leading supplier of pharmaceutical, fragrance/cosmetic and personal care fine mist pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. Pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. Pumps are sold to all five of the Company's markets. Traditional applications for pumps include perfumes, lotions, oral and nasal sprays, hair sprays and window cleaners. Applications for pumps have recently expanded to include more viscous products such as spray gels and specialized skin treatments, as well as an increasing number of food products such as butter substitutes and candy sprays. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with perfume and pharmaceutical products to lotion pumps for more viscous formulas. In 2000, 1999 and 1998, pump sales accounted for approximately 62%, 61% and 60% respectively, of AptarGroup's net sales.

Fragrance/Cosmetic

   The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers' development staff is required to qualify a pump for use with their products. Within the market, the Company expects the use of pumps to continue to increase, particularly in the cosmetic sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which may provide growth opportunities for the Company.

Pharmaceutical

   Pumps sold to the pharmaceutical market deliver medications orally, nasally or topically. The pharmaceutical market is unique and different from the other markets the Company serves. Characteristics of this market include (i) governmental regulatory requirements, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecule development stage of a medication through the eventual distribution to the market. AptarGroup has clean room manufacturing facilities in France, Germany, Switzerland, China and the United States. The Company believes that the conversion from traditional medication forms such as pills and syringes to the use of pumps for the dispensing of medication will continue to increase. Potential opportunities for conversion from pills and syringes to pump dispensing systems include vaccines, cold and flu treatments and hormone replacement therapies.

Personal Care

   Personal care pumps include both fine mist spray as well as lotion pumps. Sales of fine mist pumps, for use in hair care, sun care and deodorant products, have increased significantly over the last several years. The Company also supplies lotion pumps to the personal care market for products such as skin moisturizers and soap.

Food/Beverage

   Historically, sales of the Company's pumps to this market have not been significant. However, the Company has recently increased its sales to this market with applications such as butter substitute sprays, candy sprays and condiments. The Company believes there will be additional applications for pumps in this market in the future.

Closures (22% of 2000 net sales)

   The Company believes that it is the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. The Company manufactures primarily dispensing closures and to a small degree, some plastic non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. Closure sales accounted for approximately 22% of AptarGroup's net sales in 2000, 1999 and 1998.

   Sales of dispensing closures have grown as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. At the same time, consumer marketers are trying to differentiate their products by incorporating performance enhancing features such as no-drip dispensing, inverted packaging and directional flow to make them simpler to use, cleaner and more appealing to consumers.

Personal Care

   Historically, the majority of the dispensing closure sales have been to the personal care market. Products with dispensing closures include shampoos, shower gels, conditioners and toothpaste. While many personal care products have already converted from non-dispensing to dispensing closures, the Company expects to benefit from its SimpliSqueeze technology as companies utilize more inverted packaging.

Household

   While the Company has had success worldwide in selling dispensing closures to this market, it has not represented a significant amount of total dispensing closure sales. Products utilizing dispensing closures include dishwashing detergents, laundry care products and household cleaners. The Company believes this market offers an opportunity for expansion as a result of conversion from non-dispensing to dispensing closures.

Food/Beverage

   Similar to the household market, sales of dispensing closures to the food/beverage market has not represented a significant amount of total dispensing closure sales. However, the Company has recently experienced an increase in the amount of interest from food marketers who are considering utilizing dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include salad dressings, syrups, condiments, honey, non-carbonated sports drinks and edible oils. The Company has secured orders to sell SimpliSqueeze closures on single-serve bottled water applications for delivery in 2001. The Company believes there are tremendous growth opportunities in the food/beverage market due to the size of the non-carbonated single-serve beverage market worldwide and additional conversion from traditional non-dispensing food packages to dispensing closure systems.

Aerosol Valves (14% of 2000 net sales)

   AptarGroup believes it is the largest aerosol valve supplier in North America. Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves sold by the Company are continuous spray valves with the balance being metered dose valves. Demand for aerosol valves is dependent upon the consumers' preference for application, consumer perception of environmental impact, and changes in demand for the products in this market. Aerosol valve sales accounted for approximately 14%, 15% and 16% of AptarGroup's net sales in 2000, 1999 and 1998, respectively.

   In addition to aerosol valves, the Company has invested in manufacturing capabilities to produce accessories that are complementary to the valve, such as customized spray through overcaps. These overcaps provide a higher degree of differentiation and convenience since the cap does not need to be removed prior to usage.

Personal Care

   The primary applications in the personal care market are continuous spray valves for hair care products, deodorants and shaving creams. In addition, the metered dose valve is used in this market for breath sprays.

Household

   The primary applications for continuous spray valves in the household market include disinfectants, spray paints, insecticides and automotive products. Metered dose aerosol valves are used for air fresheners.

Pharmaceutical

   Metered dose aerosol valves are used for dispensing precise amounts of medication. Aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered via the pulmonary system. The Company works with pharmaceutical companies as they work to phase out the use of aerosol chlorofluorocarbon ("CFC") propellants. The Company expects to increase its market share of metered dose valves to this market as pharmaceutical companies replace CFC products with alternative propellants.

Research and Development

   The Company is committed to developing innovative products and adapting existing products for new markets and customer requirements. Expenditures for research and development activities were $26.9 million, $25.6 million (excluding a $3.3 million write-off of purchased in-process research and development associated with the Microflow acquisition), and $23.6 million in 2000, 1999 and 1998, respectively. These costs were associated with a number of products in varying stages of development.

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

Technology

   Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, the Company uses advanced plastic injection molding technology, including large cavitation plastic injection molds. These molds are required to maintain tolerances as small as one thousandth of an inch and manufacture products in a high-speed, cost-effective manner. The Company has experience in liquid silicone rubber molding that the Company utilizes in its dispensing closure operations. The Company also uses bi-injection molding technology in its various product lines to develop new innovative products for the packaging industry. The Microflow acquisition provides electronic capabilities that the Company did not previously possess.

Manufacturing and Sourcing

   The principal raw materials used in AptarGroup's production are plastic resins and certain metal products. AptarGroup believes an adequate supply of such raw materials is readily available from existing and alternative sources. The Company attempts to offset cost increases through improving productivity and increasing selling prices over time, as allowed by market conditions. AptarGroup also purchases plastic and metal components that are used in the final assembly of its products from suppliers near its production facilities. Certain suppliers of these components have unique technical abilities that make AptarGroup dependent on them, particularly for aerosol valve and pump production in North America. In addition, the Company's pharmaceutical products often use specific approved plastic resin for its customers. Significant delays in receiving components from these suppliers or discontinuance of an approved plastic resin would require AptarGroup to seek alternative sources, which could result in higher costs as well as impact the ability of the Company to supply products in the short term. The Company has not experienced such delays.

Sales and Distribution

   Sales of products are primarily through AptarGroup's own sales force. To a limited extent, AptarGroup also uses the services of independent representatives and distributors who sell AptarGroup's products as independent contractors to certain smaller customers and export markets. Backlogs are not a significant factor. Most orders placed with the Company are ready for delivery within 120 days. Some customers place blanket orders, which extend beyond this delivery period. However, deliveries against these orders are subject to change.

Customers

   The demand for AptarGroup's products is influenced by the demand for the products of AptarGroup's customers. Demand for the products of AptarGroup's customers may be affected by general economic conditions, government regulations, tariffs and other trade barriers. AptarGroup's customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household products and food/beverage marketers in the world. The Company has over 2,500 customers with no single customer accounting for greater than 6% of 2000 net sales. Over the past few years, a consolidation of the Company's customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of the Company's product line, its international presence, and long-term relationships with certain customers.

International Business

   A significant number of AptarGroup's operations are located outside the United States. Sales in Europe for the years ended December 31, 2000, 1999 and 1998 were approximately 53%, 54% and 57%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in England, France, Germany, Ireland, Italy, Spain and Switzerland. Other geographic areas serviced by AptarGroup include Argentina, Australia, Brazil, Canada, Czech Republic, China, India, Indonesia, Japan and Mexico, though the combined sales from these areas is not significant to AptarGroup's consolidated sales. Export sales from the United States were $44.3 million, $57.9 million and $21.4 million in 2000, 1999 and 1998, respectively.

Foreign Currency

   A significant number of AptarGroup's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of financial conditions and results of operations of AptarGroup's foreign entities. The Company's primary foreign exchange exposure is to the Euro, but the Company has foreign exchange exposure to South American and Asian currencies as well as the British Pound. The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect.

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

Employee and Labor Relations

   AptarGroup has approximately 6,400 full-time employees. Of the full-time employees, approximately 1,700 are located in North America, 4,200 are located in Europe and the remaining 500 are located in Asia and South America. Approximately 200 of the North American employees are covered by a collective bargaining agreement, while the majority of the Company's international employees are covered by collective bargaining arrangements made at either the local or national government level in their respective countries. Termination of employees at certain AptarGroup European operations could be costly due to local regulations regarding severance benefits. Management of AptarGroup considers its employee relations to be good.

Competition

   All of the markets in which AptarGroup operates are highly competitive and the Company continues to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. AptarGroup's competitors range from regional to international companies. AptarGroup expects the market for its products to remain competitive.

   AptarGroup believes its competitive advantages are consistent high levels of innovation, quality, service and geographic diversity and breadth of products. The Company's manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds.

Environment

   AptarGroup's manufacturing operations primarily involve plastic injection molding and automated assembly processes, and to a limited degree metal annodization. Historically, the environmental impact of these processes has been minimal, and management believes it meets current environmental standards in all material respects.

Government Regulation

   To date, the manufacturing operations of AptarGroup have not been significantly affected by environmental laws and regulations relating to the environment.

   Certain AptarGroup products are affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of VOC's (volatile organic compounds) into the atmosphere. Certain states within the United States have regulations that required the reduction in the amount of VOC's that can be released into the atmosphere and the potential exists for this type of regulation to expand to a worldwide basis. These regulations required the Company's customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. The Company owns patents and has developed systems to function with alternative propellant and product formulations.

   Aerosol packaging of paints has also been adversely impacted by local regulations adopted in many large cities in the United States designed to address the problem of spray painted graffiti. Aerosol packaging may also be adversely impacted by insurance cost considerations relating to the storage of aerosol products.

   Government regulation in the dispensing closure product line primarily relates to waste reduction. The Company's dispensing closures are plastic and mainly consist of polypropylene, a recyclable plastic. The Company also uses recycled plastic in its manufacturing process.

   Future government regulations could include medical cost containment policies. For example, reviews by various governments to determine the number of drugs or prices thereof that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for the Company's pharmaceutical products. The Company believes that the focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides an opportunity for the Company to expand sales to the pharmaceutical market. Regulatory requirements impact the Company's customers and could affect the Company's investment in and manufacturing of products for the pharmaceutical market.

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

   The locations of the Company's principal manufacturing facilities, by country, are set forth below:

FRANCE                      GERMANY                    CHINA
 Caen                         Bohringen                  Suzhou
 Le Neubourg                  Dortmund
 Le Vaudreuil                 Eigeltingen
 Poincy                       Freyung
 Verneuil Sur Avre            Menden

ITALY                       NORTH AMERICA              UNITED KINGDOM
 San Giovanni Teatino         Cary, Illinois, USA        Leeds, England
(Chieti)                      McHenry, Illinois,
 Manoppello                USA
 Milan                        Midland, Michigan,
                           USA
                              Mukwonago, Wisconsin,
                           USA
                              Norwalk, Connecticut,
                           USA
                              Queretaro, Mexico
                              Stratford,
                           Connecticut, USA

SWITZERLAND                 IRELAND                    BRAZIL
 Messovico                    Tourmakeady, County        Sao Paulo
                           Mayo
                              Ballinasloe, County
                           Gallway

ARGENTINA                   CHECH REPUBLIC
 Buenos Aires                 Ckyne

   In addition to the above countries, the Company has sales offices or other manufacturing facilities in Australia, Canada, India, Indonesia, Japan and Spain. The Company's corporate office is located in Crystal Lake, Illinois.

Item 3. Legal Proceedings

   Legal proceedings involving the Company generally relate to product liability and patent infringement issues. In the opinion of AptarGroup's management, the outcome of pending claims and litigation is not likely to have a material adverse effect on the Company's financial position or the results of its operations.

   Historically, product liability claims for all products of the Company have been minimal. However, the increase in pump and aerosol valve applications for pharmaceutical products may increase the risk associated with product liability claims. Quality control systems are specifically designed to prevent defects in the Company's products. Additionally, the Company maintains product liability insurance in excess of its historical claims experience.

Item 4. Submission of Matters to a Vote of Security-Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The information set forth in Note 18 "Quarterly Data (Unaudited)" to the Consolidated Financial Statements contained in the Company's 2000 Annual Report to Stockholders, page 51, is incorporated herein by reference. The Common Stock of AptarGroup is traded on the New York Stock Exchange (symbol:
ATR). As of March 12, 2001, stockholders of record totaled approximately 800.

   During the quarter ended December 31, 2000, the FCP Aptar Savings Plan (the "Plan") purchased 450 shares of Common Stock of the Company on behalf of the participants at an average price of $26.68 per share for an aggregate amount of $12 thousand. During the same quarter, the Plan sold 10 shares of Common Stock of the Company at the average price of $27.81 per share for an aggregate amount of $278. At December 31, 2000, the Plan owns 3,935 shares of Common Stock of the Company. Employees of AptarGroup S.A., a subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

Item 6. Selected Financial Data

   The information set forth under the heading "Five Year Summary of Selected Financial Data" appearing on page 54 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

   The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 55-63 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition" appearing on pages 55-63 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The information set forth under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" appearing on pages 26-52 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   Certain information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 2001.

Item 10. Directors and Executive Officers of the Registrant

   The information set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 2001 is incorporated herein by reference.

   In addition to Messrs. Carl A. Siebel and Peter Pfeiffer, each of whom is a director and executive officer of the Company and information with respect to whom is incorporated by reference in this Item 10, executive officers of the Registrant are as follows:

   Jacques Blanie, age 54, has been Executive Vice President of
SeaquistPerfect Dispensing L.L.C. since 1996 and Geschaftsfuhrer of SeaquistPerfect Dispensing GmbH since 1986. In 1996, Perfect-Valois Ventil GmbH changed its name to SeaquistPerfect Dispensing GmbH.

   Francois Boutan, age 58, has served in the capacity of Vice President Finance-Europe since 1998. Mr. Boutan was Financial Director and Controller of the European operations of AptarGroup from 1988 to 1998.

   Olivier De Pous, age 56, has been Directeur General of Valois S.A. since January 2000. Mr. De Pous was Directeur de Division Parfumerie Cosmetique of Valois S.A. from 1997 to 1999 and Directeur Technique, Division Parfumerie Cosmetique of Valois S.A. from 1992 to 1997.

   Patrick Doherty, age 45, has served as President of SeaquistPerfect Dispensing L.L.C. since October 2000. Mr. Doherty was Executive Vice President, General Manager of SeaquistPerfect Dispensing L.L.C. since April 1999, and was Vice President of Operations of SeaquistPerfect Dispensing L.L.C. since April 1993.

   Olivier Fourment, age 43, has been Directeur General of Valois S.A. since January 2000. Mr. Fourment was Directeur de Division Pharmacie of Valois S.A. from 1997 to 1999 and Directeur Commercial, Division Pharmacie of Valois S.A. from 1990 to 1997.

   Stephen J. Hagge, age 49, has been Executive Vice President, Chief Financial Officer and Secretary of AptarGroup since 1993.

   Lawrence Lowrimore, age 56, has been Vice President-Human Resources of AptarGroup since 1993.

   Francesco Mascitelli, age 50, has been Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991. In 1999, Sar S.p.A. changed its name to Emsar S.p.A.

   Emil Meshberg, age 53, has been Vice President of AptarGroup since February 1999, and has served as Chief Executive Officer and President of Emson Research, Inc. for more than the past five years.

   Eric S. Ruskoski, age 53, has been President of Seaquist Closures L.L.C. since 1987.

   Hans-Josef Schutz, age 56, has been Geschaftsfuhrer of the Pfeiffer Group since 1993.

Item 11. Executive Compensation

   The information set forth under the headings "Board Compensation" and "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 2001 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 2001, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information set forth under the heading "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 2001 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

                                                                Location
                                                                --------
 1)  Financial Statements required by Item 8 of this
     Form
     Consolidated Balance Sheets.......................  Annual Report, page 26
     Consolidated Statements of Income.................  Annual Report, page 28
     Consolidated Statements of Cash Flows.............  Annual Report, page 29
     Consolidated Statements of Changes in Equity......  Annual Report, page 30
     Notes to Consolidated Financial Statements........  Annual Report, page 32
     Report of Independent Accountants.................  Annual Report, page 52
 2)  Schedule required by Article 12 of Regulation S-X
     Report of Independent Accountants on Financial      page 16
     Statement Schedule................................
     II--Valuation and Qualifying Accounts.............  page 17
     All other schedules have been omitted because they are not applicable or not required.
 3)  Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 18-20 of this report.

(b)Reports on Form 8-K during the quarter ended December 31, 2000:

   No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 22nd day of March 2001.

                                          AptarGroup, Inc.
                                          (Registrant)

                                                  /s/ Stephen J. Hagge
                                          By___________________________________
                                                     Stephen J. Hagge
                                              Executive Vice President, Chief
                                              Financial Officer and Secretary


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

            Signature                                 Title                               Date
            ---------                                 -----                               ----
        /s/ King Harris                Chairman of the Board and Director             March 22, 2001
_________________________________
           King Harris

        /s/ Carl Siebel                President and Chief Executive Officer and      March 22, 2001
_________________________________       Director (Principal Executive Officer)
           Carl Siebel

      /s/ Peter Pfeiffer               Vice Chairman of the Board and Director        March 22, 2001
_________________________________
         Peter Pfeiffer

     /s/ Stephen J. Hagge              Executive Vice President, Chief                March 22, 2001
_________________________________       Financial Officer and Secretary
        Stephen J. Hagge                (Principal Accounting and Financial Officer)

/s/ Prof. Dr. Robert W. Hacker         Director                                       March 22, 2001
_________________________________
   Prof. Dr. Robert W. Hacker

      /s/ Robert Barrows               Director                                       March 22, 2001
_________________________________
         Robert Barrows

       /s/ Ralph Gruska                Director                                       March 22, 2001
_________________________________
          Ralph Gruska

      /s/ Leo A. Guthart               Director                                       March 22, 2001
_________________________________
         Leo A. Guthart

    /s/ Dr. Joanne C. Smith            Director                                       March 22, 2001
_________________________________
       Dr. Joanne C. Smith

        /s/ Alfred Pilz                Director                                       March 22, 2001
_________________________________
           Alfred Pilz

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of AptarGroup, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 15, 2001, appearing in the 2000 Annual Report to Stockholders of AptarGroup, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 15, 2001

                               AptarGroup, Inc.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            (Dollars in Thousands)

                                                           Deductions
                         Balance at Charged to                from     Balance
                         beginning  costs and               reserve    at end
                         of period   expenses  Acquisition    (a)     of period
                         ---------- ---------- ----------- ---------- ---------
2000
Allowance for doubtful
 accounts...............   $6,865     $1,849     $  --       $1,787    $6,927
Inventory obsolescence
 reserve................    7,881      2,956        --        1,997     8,840

1999
Allowance for doubtful
 accounts...............   $5,132     $  679     $2,013      $  959    $6,865
Inventory obsolescence
 reserve................    6,815      2,548        512       1,994     7,881

1998
Allowance for doubtful
 accounts...............   $3,812      1,912     $  147      $  739    $5,132
Inventory obsolescence
 reserve................    5,439      1,682         74         380     6,815

--------
(a) Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments.

                               INDEX TO EXHIBITS

 Number and Description of Exhibit
 ---------------------------------
  3(i)  Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3 (i) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-11846), is hereby incorporated by reference.
  3(ii) Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December
        31, 1995 (File No. 1-11846) is hereby incorporated by reference.
  4.1   Rights Agreement dated as of April 6, 1993 between the Company and
        Chemical Bank, as rights agent, filed as Exhibit 4.1 of the Company's
        Annual Report on Form 10-K for the year ended December 31, 1993 (the
        "1993 10-K")(File No. 1-11846), is hereby incorporated by reference.
  4.2   Certificate of Designation, Preferences and Rights of Junior
        Participating Preferred Stock, Series A, of the Company, filed as
        Exhibit 6.4 of the Company's Registration Statement on Form 8-A filed under the Exchange Act on April 5, 1993 (File No. 1-11846), is hereby incorporated by reference.
        The Registrant hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item
        601(b)(4)(iii)(A) of Regulation S-K.
  4.3   Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June
        30, 1999 (File No. 1-11846), is hereby incorporated by reference.
  4.4   Multicurrency Credit Agreement dated as of June 30, 1999 among the
        Company, the lenders party thereto, Bank of America National Trust and
        Savings Association, as Agent, and Bank of America Securities LLC, as
        Arranger, filed as Exhibit 4.2 to the Company's quarterly report on
        Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
  4.5*  First Amendment Agreement dated as of December 14, 2000 relating to the
        Multicurrency Credit Agreement dated as of June 30, 1999 among the
        Company, the lender party thereto, Deutsche Bank AG New York Brance and/or Cayman Islands and Bank of America, National Association as
        Agent for the Lenders (File No. 1-11846), is hereby incorporated by reference.
 10.1   AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1
        (included as Appendix B to the Prospectus) to the Company's
        Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the "Form S-1"), is hereby incorporated by reference.**
 10.2   AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2
        (included as Appendix C to the Prospectus) to the Form S-1, is hereby incorporated by reference.**
 10.3   Agreement of Employment dated as of March 28, 1990 of Ervin J. LeCoque, filed as Exhibit 10.3 to the Form S-1 is hereby incorporated by reference.**
 10.4   Managing Director Employment Agreement dated January 2, 1981 of Mr.
        Peter Pfeiffer, filed as Exhibit 10.4 to the Form S-1, is hereby incorporated by reference.**
 10.5   Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Form S-1, is hereby incorporated by reference.**
 10.6   Service agreement dated April 22, 1993, between AptarGroup, Inc. and
        Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 to the
        1993 10-K, is hereby incorporated by reference.**
 10.7   First supplement dated 1989 pertaining to the pension plan between
        Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the 1993 10-K, is hereby incorporated by reference.**
 10.8   Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as
        Exhibit 10.8 to the 1993 10-K, is hereby incorporated by reference.**
 10.9   Assignment, Assumption and Release as of April 22, 1993, among Pittway
        Corporation, AptarGroup, Inc., and Ervin J. LeCoque, filed as Exhibit
        10.9 to the 1993 10-K, is hereby incorporated by reference.**

 Number and Description of Exhibit
 ---------------------------------
 10.10 Assignment, Assumption and Release as of April 22, 1993, among Pittway
       Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit
       10.10 to the 1993 10-K, is hereby incorporated by reference.**
 10.11 Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit
       10.11 of the Company's Annual Report on Form 10-K for the year ended
       December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
 10.12 Amendment to Agreement of Employment dated November 20, 1995 of Ervin J.
       LeCoque, filed as Exhibit 10.13 of the Company's Annual Report on Form
       10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**
 10.13 Employment Agreement dated February 1, 1996 of Stephen J. Hagge, filed as Exhibit 10.14 of the Company's Annual Report on Form 10-K for the
       year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.**
 10.14 AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the
       Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
 10.15 AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
 10.16 Stock Purchase Agreement dated as of February 16, 1999 between
       AptarGroup, Inc. and The Meshberg Family Trust, filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on February 26, 1999 (File No. 1-
       11846), is hereby incorporated by reference.
 10.17 Stock Purchase Agreement dated as of February 16, 1999 among AptarGroup,
       Inc., Emil Meshberg and Samuel Meshberg, filed as Exhibit 2.2 to the
       Company's Report on Form 8-K filed on February 26, 1999 (File No. 1-
       11846), is hereby incorporated by reference.
 10.18 Agreement of Merger dated as of February 16, 1999 among AptarGroup,
       Inc., R Merger Corporation, R.P.M. manufacturing Company, Emil Meshberg and Ronald Meshberg, filed as Exhibit 2.3 to the Company's Report on
       Form 8-K filed on February 26, 1999 (File No. 1-11846), is hereby incorporated by reference.
 10.19 Employment Agreement dated October 19, 1995, of James R. Reed, filed as
       Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
 10.20 Employment Agreement dated February 17, 1999, of Emil Meshberg, filed as
       Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
 10.21 Amendment No.1 to Service Agreement dated January 1, 2000 of Carl A.
       Siebel, filed as Exhibit 10.21 of the Company's Annual Report on Form
       10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
 10.22 AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the
       Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
 10.23 AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
 10.24 Employment Agreement dated March 6, 1996 of Eric S. Ruskoski, filed as
       Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-11846), is hereby incorporated by reference.**
 13*   2000 Annual Report to Stockholders (such report, except to the extent specifically incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Form 10-K).
 21*   List of Subsidiaries.
 23*   Consent of Independent Accountants.

--------
   * Filed herewith.
  ** Management contract or compensatory plan or arrangement.