Form 10-Q
period 2001-03-31
APTARGROUP INC
filed 2001-05-11
CIK 896622

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2001
                                       OR

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

                    Yes                   X                    No  ________
                                       -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2001).

                    Common Stock                     35,758,379

================================================================================

                                AptarGroup, Inc.
                                   Form 10-Q
                          Quarter Ended March 31, 2001
                                     INDEX


                                                               Page
                                                               ----
Part I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Income -
             Three Months Ended March 31, 2001
             and 2000 (Unaudited)                                3

             Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000
             (Unaudited)                                         4

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2001 and 2000
             (Unaudited)                                         6

             Notes to Consolidated Financial Statements          7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations      11

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                        16

Part II.   OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds          17

Item 6.      Exhibits and Reports on Form 8-K                   17

SIGNATURE                                                       18

                                AptarGroup, Inc.
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                            -------------------
                                                              2001         2000
                                                            --------     --------
Net Sales..............................................     $232,899     $217,646
                                                            --------     --------
Operating Expenses:
 Cost of sales.........................................      146,347      134,318
 Selling, research & development and administrative....       36,581       36,357
 Depreciation and amortization.........................       18,697       18,380
                                                            --------     --------
                                                             201,625      189,055
                                                            --------     --------
Operating Income.......................................       31,274       28,591
                                                            --------     --------
Other Income (Expense):
 Interest expense......................................       (4,634)      (4,122)
 Interest income.......................................          671          179
 Equity in results of affiliates.......................          (36)        (225)
 Minority interests....................................         (240)         (57)
 Miscellaneous, net....................................          252          829
                                                            --------     --------
                                                              (3,987)      (3,396)
                                                            --------     --------
Income Before Income Taxes.............................       27,287       25,195

Provision for Income Taxes.............................        9,113        8,919
                                                            --------     --------
Net Income Before Cumulative Effect of a Change in
 Accounting Principle for Derivative Instruments and
 Hedging Activities....................................     $ 18,174     $ 16,276
                                                            --------     --------
Cumulative Effect of a Change in Accounting Principle..          (64)          --
                                                            --------     --------
Net Income.............................................     $ 18,110     $ 16,276
                                                            ========     ========
Net Income Per Common Share:
 Basic.................................................     $    .51     $    .45
                                                            ========     ========
 Diluted...............................................     $    .50     $    .45
                                                            ========    =========
Average number of shares outstanding:
 Basic.................................................       35,683       36,136
 Diluted...............................................       36,344       36,466

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                 March 31,   December 31,
                                                                   2001         2000
                                                                ---------   ------------
  Assets
  Current Assets:
   Cash and equivalents........................................ $  55,689     $  55,559
   Accounts and notes receivable, less allowance for doubtful
    accounts of $6,708 in 2001 and $6,927 in 2000..............   206,105       210,794
   Inventories.................................................   122,706       121,522
   Prepayments and other.......................................    20,482        19,674
                                                                ---------     ---------
                                                                  404,982       407,549
                                                                ---------     ---------
  Property, Plant and Equipment:
   Buildings and improvements..................................   106,442       108,905
   Machinery and equipment.....................................   662,362       665,991
                                                                 --------     ---------
                                                                  768,804       774,896
   Less: Accumulated depreciation..............................  (408,980)     (402,412)
                                                                ---------     ---------
                                                                  359,824       372,484
   Land........................................................     4,695         4,949
                                                                ---------     ---------
                                                                  364,519       377,433
                                                                ---------     ---------
   Other Assets:
   Investments in affiliates...................................    10,587        11,127
   Goodwill, less accumulated amortization of $13,479
    in 2001 and $13,093 in 2000................................   124,454       127,754
   Miscellaneous...............................................    26,838        28,376
                                                                ---------     ---------
                                                                  161,879       167,257
                                                                ---------     ---------
       Total Assets............................................ $ 931,380     $ 952,239
                                                                =========     =========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                         March 31,      December 31,
                                                           2001             2000
                                                         ---------      ------------
Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable......................................     $  24,110        $ 29,248
 Current maturities of long-term obligations........         8,460          10,326
 Accounts payable and accrued liabilities...........       160,361         163,528
                                                         ---------        --------
                                                           192,931         203,102
                                                         ---------        --------

Long-Term Obligations...............................       252,819         252,752
                                                         ---------        --------

Deferred Liabilities and Other:
 Deferred income taxes..............................        35,334          35,873
 Retirement and deferred compensation plans.........        12,162          12,597
 Minority interests.................................         4,998           5,050
 Deferred and other non-current liabilities.........         1,824           2,325
                                                         ---------        --------
                                                            54,318          55,845
                                                         ---------        --------

Stockholders' Equity:
 Common stock, $.01 par value.......................           368             366
 Capital in excess of par value.....................       117,105         115,034
 Retained earnings..................................       455,584         439,258
 Accumulated other comprehensive income.............      (116,053)        (89,163)
 Less treasury stock at cost, 1,025 shares in 2001
    and 1,000 shares in 2000........................       (25,692)        (24,955)
                                                         ---------        --------
                                                           431,312         440,540
                                                         ---------        --------
 Total Liabilities and Stockholders' Equity.........     $ 931,380        $952,239
                                                         =========        ========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                     Consolidated Statements of Cash Flows
             (Amounts in Thousands, brackets denote cash outflows)
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   2001          2000
                                                                                 --------      --------
Cash Flows From Operating Activities:
 Net income.................................................................     $ 18,110      $ 16,276
 Adjustments to reconcile net income to net cash provided by operations:
  Depreciation..............................................................       17,571        17,069
  Amortization..............................................................        1,126         1,311
  Provision for bad debts...................................................          385           323
  Minority interests........................................................          240            57
  Cumulative effect of accounting change, net of tax........................           64            --
  Deferred income taxes.....................................................       (1,168)          (58)
  Retirement and deferred compensation plans................................       (1,053)        1,102
  Equity in results of affiliates in excess of cash distributions received..           36           225
  Changes in balance sheet items, excluding effects from foreign currency adjustments:
    Accounts receivable.....................................................        (8170)      (15,501)
    Inventories.............................................................       (6,928)      (12,801)
    Prepaid and other current assets........................................       (1,789)       (8,033)
    Accounts payable and accrued liabilities................................        2,193         7,877
    Other changes, net......................................................        8,598        12,804
                                                                                 --------      --------
Net Cash Provided by Operations.............................................       29,215        20,651
                                                                                 --------      --------

Cash Flows From Investing Activities:
 Capital expenditures.......................................................      (20,462)      (16,381)
 Disposition of property and equipment......................................          209         1,988
 Acquisition of businesses..................................................           --        (2,271)
 Investments in affiliates..................................................          (32)           --
                                                                                 --------      --------
Net Cash (Used) by Investing Activities.....................................      (20,285)      (16,664)
                                                                                 --------      --------

Cash Flows From Financing Activities:
 Change in notes payable....................................................       (4,854)       11,165
 Proceeds from long-term obligations........................................        3,068         1,534
 Repayments of long-term obligations........................................       (2,821)       (2,959)
 Dividends paid.............................................................       (1,782)       (1,808)
 Proceeds from stock options exercised......................................        2,073           290
 Purchase of treasury stock.................................................         (737)       (9,363)
                                                                                 --------      --------
Net Cash (Used) by Financing Activities.....................................       (5,053)       (1,141)
                                                                                 --------      --------

Effect of Exchange Rate Changes on Cash.....................................       (3,747)       (1,100)
                                                                                 --------      --------
Net Increase in Cash and Equivalents........................................          130         1,746
Cash and Equivalents at Beginning of Period.................................       55,559        32,416
                                                                                 --------      --------
Cash and Equivalents at End of Period.......................................     $ 55,689      $ 34,162
                                                                                 ========      ========

          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                  Notes to Consolidated Financial Statements
     (Amounts in Thousands, Except per Share Data, or Otherwise Indicated)
                                  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position and results of operations for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

Note 2 - Inventories

At March 31, 2001 and December 31, 2000, approximately 23% and 25%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

                                   March 31,     December 31,
                                     2001            2000
                                   ---------     ------------
Raw materials.................     $ 53,029        $ 55,429
Work in progress..............       21,860          20,975
Finished goods................       49,729          46,805
                                   --------        --------
                                    124,618         123,209
Less LIFO Reserve.............       (1,912)         (1,687)
                                   --------        --------
Total.........................     $122,706        $121,522
                                   ========        ========

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The cost of certain domestic and foreign inventories are determined by using the last-in, first-out "LIFO" method, while the remaining inventories are valued using the first-in, first-out (FIFO) method.

Note 3 - Comprehensive (Loss)/Income

AptarGroup's total comprehensive (loss)/income was as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001          2000
                                                       -------        -------
Net income.....................................        $ 18,110      $ 16,276
Less: foreign currency translation adjustment..         (26,890)      (16,086)
                                                        -------      --------
Total comprehensive (loss) income..............        $ (8,780)     $    190
                                                       ========      ========

Note 4 - Stock Repurchase Program

In 1999, the Board of Directors authorized the repurchase of a maximum of one million shares of the Company's outstanding shares and in the fourth quarter of 2000, the Board of Directors authorized the repurchase of up to an additional two million of the Company's outstanding shares. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended March 31, 2001, the Company repurchased 25 thousand shares for an aggregate amount of $737 thousand. The cumulative total number of shares repurchased at March 31, 2001 was 1,025,000 shares for an aggregate amount of $25.7 million.

Note 5 - Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Account Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related amendment SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative financial instruments be recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

In accordance with the transition provisions of SFAS 133, the Company recorded the following cumulative effect adjustment in earnings as of January 1, 2001:

Related to designated fair value hedging relationships
      Fair value of interest rate swaps                             $ 1,868
      Offsetting changes in fair value of debt                       (1,868)
Related to foreign currency forward exchange contracts
      Fair value of foreign currency forward exchange contracts        (965)
      Previously deferred gains and losses                            1,027
Related to cross currency swap
      Fair value of cross currency swap                               1,436
      Previously deferred gains and losses                           (1,576)
Tax effect on above items                                                14
                                                                    -------
Total cumulative effect of adoption on earnings, net of tax         $   (64)
                                                                    =======

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company's foreign denominated transactions from adverse changes in exchange rates. Sales of the Company's products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales impact the Company's results of operations. The Company's policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, currency swaps, options and cross currency swaps to hedge these risks.

The Company maintains an interest rate risk management strategy to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates.

For derivative instruments designated as hedges, the Company formally documents the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness. Additionally, in order to designate any derivative instrument as hedges of anticipated transactions, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur.

Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, the Company exchanges at specified intervals, the difference between fixed-rate and floating-rate amounts, which is calculated based on an agreed upon notional amount.

As of March 31, 2001, the Company has recorded the fair value of derivative instrument assets of $3 million in miscellaneous other assets with an offsetting adjustment to debt.

No gain or loss was recorded in the income statement for the quarter ended March 31, 2001 since there was no hedge ineffectiveness.

Cash Flow Hedges

The Company did not use any cash flow hedges in the quarter ended March 31, 2001.

Hedge of Net Investments in Foreign Operations

A significant number of the Company's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial conditions and results of operations of the Company's foreign entities. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect. The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the

Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company's net investment is likely to be monetized, corporate treasury will consider hedging the currency exposure associated with such a transaction.

Other

As of March 31, 2001, the Company has recorded the fair value of foreign currency forward exchange contracts of $398 thousand in the accounts payable and accrued liabilities in the balance sheet.

Note 6 - Contingencies

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter ended March 31, 2001 totaled $232.9 million, an increase of approximately $15.3 million or 7% from the corresponding period of 2000. Net sales were negatively affected by the translation of AptarGroup's foreign sales into U.S. dollars due to the stronger U.S. dollar relative to the same three-month period of 2000. Net sales, excluding changes in foreign currency exchange rates ("Core Sales"), grew 12% compared to the prior year. Core Sales to the fragrance/cosmetics market continued at a strong level. Core Sales to the European personal care market also remained strong while sales to the U.S. personal care market showed modest signs of improvement. Core Sales to the food/beverage and pharmaceutical markets also improved over the prior year. Increased selling prices did not have a material impact on Core Sales growth in the first quarter 2001.

The following table sets forth (in thousands of dollars), for the periods indicated, net sales by geographic region.

                          2000      % of Total             1999      % of Total
-------------------------------------------------------------------------------
Domestic              $ 84,927             37%         $ 83,947             39%
Europe                 128,653             55%          117,538             54%
Other Foreign           19,315              8%           16,161              7%


Cost of sales as a percent of net sales increased to 62.8% in the first quarter of 2001 compared to 61.7% in the same period a year ago. The effect of LIFO inventory valuation increased cost of sales $225 thousand in the first quarter 2001. The cost of sales percentage was negatively impacted by the following factors:

 .  The consolidation of a former joint venture for the entire quarter ended
   March 31, 2001 that was accounted for on the equity method of accounting for the first two months of 2000; and

 .  The mix of the products sold in the quarter compared to the prior year; and


Offsetting these negative factors were the following positive impacts:

 . Better utilization of fixed costs in Europe due to the strong sales to the fragrance/cosmetic market; and

 . The effect of the Company manufacturing products in Europe and incurring costs in Euros and selling these products in countries outside of Europe in currencies that were stronger than the Euro relative to the prior year.


Selling, research & development and administrative expenses (SG&A) increased slightly to $36.6 million in the first quarter of 2001 compared to $36.4 million in the same period a year ago. SG&A decreased as a percentage of net sales to 15.7% from 16.7% recorded a year ago. The decrease in SG&A as a percentage of net sales is primarily due to cost containment efforts while continuing to grow the business.

Depreciation and amortization increased approximately $300 thousand to $18.7 million compared to $18.4 million a year ago. The increase in depreciation and amortization is primarily related to higher depreciation charges associated with expenditures for new products and increases in capacity offset somewhat by the effect of translating the depreciation of foreign entities into U.S. dollars using a stronger U.S. dollar relative to the same period a year ago.

Operating income increased to $31.3 million compared to $28.6 million in the prior year primarily due to the reasons mentioned above. This includes the negative effect of translating the Company's foreign denominated results into a stronger U.S. dollar relative to the same period a year ago. The net of this negative translation impact with the positive impact of incurring manufacturing costs in Europe and selling in currencies that gained strength against the Euro in 2001 was a negative impact of approximately $500 thousand.

Net other expenses increased to $4.0 million in the first quarter 2001 from $3.4 million in the prior year. The change was due primarily to less gains on foreign exchange transactions in 2001 compared to the prior year. Interest expense in excess of interest income (Net Interest Expense) remained unchanged from the prior year.

The effective tax rate for the three months ended March 31, 2001 was 33.4%, compared to 35.4% for the same period a year ago. The decrease in the effective tax rate is primarily attributed to lower corporate tax rates in both France and Germany. The Company expects the effective tax rate for 2001 to be in the range of 33% to 34%.

Net income after cumulative effect of a change in accounting principle for the first quarter increased 11% to $18.1million compared to $16.3 million in the first quarter of 2000.


Foreign Currency

A significant number of the Company's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial conditions and results of operations of AptarGroup's foreign entities. The Company's primary foreign exchange exposure is to the Euro, but the Company also has foreign exchange exposure to South American and Asian currencies as well as the British Pound. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect.

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


Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows for acquisitions and to invest in capital projects. Net cash provided by operations in the first three months of 2001 was $29.2 million compared to $20.7 million in the same period a year ago. The increase is primarily attributed to less cash used for working capital related accounts in 2001 than for the same period a year ago as well as higher net income.

Net cash used by investing activities in the three months of 2001 increased to $20.3 million from $16.7 million in the same period a year ago. Capital expenditures in the first quarter of 2001 were approximately $20 million or $4 million higher than capital expenditures in the first quarter of 2000 as the Company continues to invest in property, plant and equipment primarily for product line enhancements, new products and capacity increases. Management anticipates that cash outlays for capital expenditures for all of 2001 will be approximately $90 million.

Net cash used by financing activities increased to $5.1 million in the first three months of 2001 compared to $1.1 million in 2000. The increase in net cash used by financing activities is primarily due to a decrease or repayment in short term notes payable in 2001 compared to an increase in the prior year. The ratio of net debt to total net capitalization was 34.7% and 35.0% at March 31, 2001 and December 31, 2000, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

The Company amended its multi-year, multi-currency unsecured revolving credit agreement in December of 2000 to increase maximum borrowings allowed from $75 million to $100 million. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on the financial condition of the Company. At March 31, 2001, the amount unused and available under this agreement was $17 million. At December 31, 2000, the amount unused and available under this agreement was $15 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $17 million and $15 million of short-term obligations representing the unused and available amount under the credit agreement have been reclassified as long-term obligations as of March 31, 2001 and December 31, 2000, respectively.

The Company's foreign operations have historically met cash requirements with the use of internally generated cash and borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside of the U.S., but all of these lines are uncommitted. Cash generated by foreign operations has been reinvested locally and the Company intends to continue to reinvest the undistributed earnings of foreign subsidiaries. A decision to change this past practice and to transfer such cash to the United States in the future may be impacted to the extent management believes the transaction costs and taxes associated with such transfers are less than the expected benefits of continued reinvestment.

The Company believes that it has the financial resources needed to meet business requirements and stock repurchases in the foreseeable future, including capital expenditures, working capital requirements, future dividends and potential acquisitions.

The Board of Directors declared a quarterly dividend of $.05 per share payable on May 23, 2001 to shareholders of record as of May 2, 2001.


Outlook

The demand for the Company's fragrance/cosmetic products remains strong for the second quarter. Sales to the pharmaceutical market are expected to be slightly better in the second quarter compared to the first quarter of 2001 and are expected to continue to increase for the remainder of the year as certain new customer projects are expected to be launched in the second half of 2001. The outlook for the sales of the Company's products to the other markets for the second quarter also remains positive.

In the second quarter of 2001, the Company has begun a strategic initiative to improve the efficiency of operations that produce pumps for the mass-market fragrance/cosmetic and personal care customers. Certain manufacturing operations will be consolidated in order to realize production efficiencies in making base cartridges (standard internal components) of the pumps, while final assembly will remain in local geographic areas. The Company expects these changes to be completed by the end of 2002 with cash savings estimated to exceed $5 million annually. Expenses related to this initiative are expected to include non-recurring cash outlays of approximately $3 million that primarily relate to a net labor reduction of approximately 100 people. In addition, based upon a preliminary evaluation of plant and equipment, the Company anticipates non-recurring non-cash charges to be in the range of $6 to $9 million. These charges will be recorded in future quarters based on when they are recognizable for accounting purposes.

The Company expects to achieve its previously announced full year 2001 guidance of earnings per share of $1.95 to $2.05 per share excluding any non-recurring charges relating to the strategic initiative discussed above.

Forward-Looking Statements

In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the ability to successfully execute the Company's strategic initiative, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in North America, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company's acquisitions, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of March 31, 2001 about the Company's forward currency exchange contracts. All the contracts expire before the end of the third quarter of 2001.

                                           Average
                                         Contractual
Buy/Sell            Contract Amount     Exchange Rate
-----------------------------------------------------
EURO/USD..              $17,214             1.1006
EURO/YEN..                1,342            .009836
EURO/GBP..                1,235           1.587303
Other.....                  973
                        -------
Total.....              $20,764
                        =======

The other contracts in the above table represent contracts to buy or sell various other currencies (principally Asian and Australian). If the Company cancelled the forward exchange contracts at March 31, 2001, the Company would have paid approximately $0.4 million based on the fair value of the contracts on that date.

All forward exchange contracts outstanding as of March 31, 2000 had an aggregate contract amount of $29.1 million.

The Company had a cross-currency interest rate swap to hedge an intercompany lending transaction that was cancelled during the quarter. The loss on cancellation of this swap was immaterial.

At March 31, 2001, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate of 6.61% and receive a fixed rate of 6.62%. The variable rates are adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates would produce changes in the Company's net income. If there were a hypothetical 10% increase in interest rates, net income related to the interest rate swap agreements would decrease by approximately $0.2 million assuming a tax rate of 33%. If the Company canceled the swaps at March 31, 2001, the Company would have received approximately $3.0 million based on the fair value of the swaps on that date.

                         PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2001, the FCP Aptar Savings Plan (the "Plan") purchased 60 shares of Common Stock of the Company on behalf of the participants at an average price of $27.00 per share for an aggregate amount of $1,620. During the same quarter, the Plan sold 200 shares of Common Stock of the Company at the average price of $30.24 per share for an aggregate amount of $6,048. At March 31, 2001, the Plan owns 3,795 shares of Common Stock of the Company. Employees of AptarGroup S.A., a French subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   See the attached Index To Exhibits

          b) No reports on Form 8-K were filed for the quarter ended March 31, 2001.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AptarGroup, Inc
                                       (Registrant)

                                       By /s/ Stephen J. Hagge
                                          --------------------
                                       Stephen J. Hagge
                                       Executive Vice President, Chief
                                       Financial Officer and Secretary
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)


Date: May 11, 2001

                               INDEX TO EXHIBITS

Number and Description of Exhibit
---------------------------------

10.25* Indemnification Agreement dated January 1, 1996, between AptarGroup, Inc. and King Harris.


*         Filed herewith.