Form 10-Q
period 2001-06-30
APTARGROUP INC
filed 2001-08-10
CIK 896622

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                               Yes X      No___
                                   -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 2001)

                           Common Stock  35,893,435

================================================================================

                               AptarGroup, Inc.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001
                                     INDEX

PART I.           FINANCIAL INFORMATION                            Page
                                                                   ----

ITEM 1.           Financial statements

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 2001
                  and 2000 (Unaudited)                                3

                  Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000                 4
                  (Unaudited)

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000             6
                  (Unaudited)

                  Notes to Consolidated Financial Statements          7

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      12

ITEM 3.           Quantitative and Qualitative Disclosures about
                  Market Risk                                        18

PART II.          OTHER INFORMATION

ITEM 2.           Changes in Securities and Use of Proceeds          19

ITEM 4.           Submission of Matters to a Vote of
                  Security Holders                                   19

ITEM 6.           Exhibits and Reports on Form 8-K                   19

SIGNATURE                                                            20

                               AptarGroup, Inc.
                      Consolidated Statements of Income
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                             Three Months                  Six Months
                                                            Ended June 30,               Ended June 30,
                                                         ---------------------       -----------------------
                                                          2001         2000            2001          2000
                                                          ----         ----            ----          ----
Net Sales..............................               $  231,769   $  227,667     $   464,668   $   445,313

Operating Expenses:
  Cost of sales........................                  143,662      141,604         290,009       275,922
  Selling, research & development
   and administrative..................                   37,297       36,680          73,878        73,037
  Depreciation and amortization........                   17,906       18,215          36,603        36,595
  Strategic Initiative charges.........                    7,275           --           7,275            --
                                                      ----------   ----------     -----------   -----------
                                                         206,140      196,499         407,765       385,554
                                                      ----------   ----------     -----------   -----------

Operating Income.......................                   25,629       31,168          56,903        59,759
                                                      ----------   ----------     -----------   -----------

Other Income (Expense):
  Interest expense.....................                   (4,265)      (4,827)         (8,899)       (8,949)
  Interest income......................                      370          428           1,041           607
  Equity in results of affiliates......                      (74)          40            (110)         (185)
  Minority interests...................                     (156)        (197)           (396)         (254)
  Miscellaneous, net...................                      565          635             817         1,464
                                                      ----------   ----------     -----------   -----------
                                                          (3,560)      (3,921)         (7,547)       (7,317)
                                                      ----------   ----------     -----------   -----------

Income Before Income Taxes.............                   22,069       27,247          49,356        52,442

Provision for Income Taxes.............                    6,879        9,455          15,992        18,374
                                                      ----------   ----------     -----------   -----------

Net Income Before Cumulative
  Effect of a Change in
  Accounting Principle for
  Derivative Instruments and
  Hedging Activities...................                   15,190       17,792          33,364        34,068
                                                      ----------   ----------     -----------   -----------

Cumulative Effect of a Change in
  Accounting Principle.................                       --           --             (64)           --
                                                      ----------   ----------     -----------   -----------

Net Income.............................               $   15,190   $   17,792     $    33,300   $    34,068
                                                      ==========   ==========     ===========   ===========

Net Income Per Common Share:
   Basic...............................               $      .42   $      .49     $       .93   $       .95
                                                      ==========   ==========     ===========   ===========

   Diluted.............................               $      .41   $      .49     $       .91   $       .93
                                                      ==========   ==========     ===========   ===========

Average Number of Shares Outstanding:
   Basic...............................                   35,795       35,949          35,739        36,041
   Diluted.............................                   36,649       36,564          36,491        36,588

         See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                          June 30,      December 31,
                                                                            2001           2000
                                                                            ----           ----
Assets

Current Assets:
  Cash and equivalents........................................         $    40,443     $     55,559
  Accounts and notes receivable, less allowance for doubtful
     accounts of $6,549 in 2001 and $6,927 in 2000............             212,400          210,794
  Inventories.................................................             124,647          121,522
  Prepayments and other.......................................              20,740           19,674
                                                                       -----------     ------------
                                                                           398,230          407,549
                                                                       -----------     ------------

Property, Plant and Equipment:
  Buildings and improvements..................................             106,174          108,905
  Machinery and equipment.....................................             655,425          665,991
                                                                       -----------     ------------
                                                                           761,599          774,896
  Less: Accumulated depreciation..............................            (409,166)        (402,412)
                                                                       -----------     ------------
                                                                           352,433          372,484
  Land........................................................               4,613            4,949
                                                                       -----------     ------------
                                                                           357,046          377,433
                                                                       -----------     ------------

Other Assets:
  Investments in affiliates...................................              10,308           11,127
  Goodwill, less accumulated amortization of $14,154 in
     2001 and $13,093 in 2000.................................             123,019          127,754
  Miscellaneous...............................................              23,774           28,376
                                                                       -----------     ------------
                                                                           157,101          167,257
                                                                       -----------     ------------

     Total Assets                                                      $   912,377     $    952,239
                                                                       ===========     ============

          See accompanying notes to consolidated financial statements.

                               AptarGroup, Inc.
                          Consolidated Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                           June 30,         December 31,
Liabilities and Stockholders' Equity                         2001              2000
                                                          --------         ------------
Current Liabilities:
  Notes payable......................................  $    18,330         $     29,248
  Current maturities of long-term obligations........        7,987               10,326
  Accounts payable and accrued liabilities...........      153,626              163,528
                                                       -----------         ------------
                                                           179,943              203,102
                                                       -----------         ------------

Long-Term Obligations................................      248,024              252,752
                                                       -----------         ------------

Deferred Liabilities and Other:
  Deferred income taxes..............................       31,282               35,873
  Retirement and deferred compensation plans.........       12,077               12,597
  Minority interests.................................        4,740                5,050
  Deferred and other non-current liabilities.........        1,912                2,325
                                                       -----------         ------------
                                                            50,011               55,845
                                                       -----------         ------------

Stockholders' Equity:
  Common stock, $.01 par value.......................          369                  366
  Capital in excess of par value.....................      119,377              115,034
  Retained earnings..................................      468,987              439,258
  Accumulated other comprehensive loss...............     (127,619)             (89,163)
  Less treasury stock at cost, 1,055 shares in 2001
   and 1,000 shares in 2000..........................      (26,715)             (24,955)
                                                       -----------         ------------
                                                           434,399              440,540
                                                       -----------         ------------
  Total Liabilities and Stockholders' Equity           $   912,377         $    952,239
                                                       ===========         ============

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                     Consolidated Statements of Cash Flows
             (Amounts in Thousands, brackets denote cash outflows)
                                  (Unaudited)


                                                                            Six Months Ended June 30,
Cash Flows From Operating Activities:                                        2001               2000
                                                                             ----               ----
  Net income...............................................            $     33,300         $    34,068
  Adjustments to reconcile net income
     to net cash provided by operations:
  Depreciation.............................................                  34,284              33,823
  Amortization.............................................                   2,319               2,772
  Provision for bad debts..................................                     809                 925
  Strategic initiative charges.............................                   7,275                  --
  Minority interests.......................................                     396                 254
  Cumulative effect of accounting change...................                      64                  --
  Deferred income taxes....................................                  (3,546)              1,598
  Retirement and deferred compensation plans...............                    (139)               (495)
  Equity in results of affiliates in
     excess of cash distributions received.................                     110                 185
  Changes in balance sheet items,
     excluding effects from foreign currency adjustments:
  Accounts receivable......................................                 (19,511)            (31,105)
  Inventories..............................................                 (11,377)            (16,844)
  Prepaid and other current assets.........................                  (1,965)             (5,903)
  Accounts payable and accrued liabilities.................                  (2,958)             13,691
  Changes in income taxes payable..........................                   2,975              18,262
  Other changes, net.......................................                   4,608               1,931
                                                                       ------------         -----------
  Net cash provided by operations..........................                  46,644              53,162
                                                                       ------------         -----------

Cash Flows From Investing Activities:
  Capital expenditures.....................................                 (42,549)            (39,854)
  Disposition of property and equipment....................                     811               1,854
  Acquisition of businesses................................                      --              (2,271)
  Investments in affiliates................................                     (68)                 --
                                                                       ------------         -----------
  Net cash used by investing activities....................                 (41,806)            (40,271)
                                                                       ------------         -----------

Cash Flows From Financing Activities:
  (Decrease) increase in notes payable.....................                 (10,272)              7,198
  Proceeds from long-term obligations......................                   1,114               1,699
  Repayments of long-term obligations......................                  (5,488)             (4,286)
  Dividends paid...........................................                  (3,570)             (3,605)
  Proceeds from stock options exercised....................                   4,346               1,249
  Purchase of Treasury Stock...............................                  (1,760)             (9,403)
                                                                       ------------         -----------
  Net cash used  by financing activities...................                 (15,630)             (7,148)
                                                                       ------------         -----------

Effect of Exchange Rate Changes on Cash....................                  (4,324)             (1,269)
                                                                       ------------         -----------

Net (Decrease) Increase in Cash and Equivalents............                 (15,116)              4,474
Cash and Equivalents at Beginning of Period................                  55,559              32,416
                                                                       ------------         -----------
Cash and Equivalents at End of Period......................            $     40,443         $    36,890
                                                                       ============         ===========

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a fiscal year.


Note 2 - Inventories

At June 30, 2001 and December 31, 2000, approximately 23% and 25%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

                             June 30,      December 31,
                              2001            2000
                            ---------     ----------

     Raw Materials          $  53,454     $   55,429
     Work in progress          22,082         20,975
     Finished goods            50,948         46,805
                            ---------     ----------
                              126,484        123,209
     Less LIFO reserve         (1,837)        (1,687)
                            ---------     ----------
          Total             $ 124,647     $  121,522
                            =========     ==========

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The inventories of two domestic operations and the inventories of two foreign operations are determined by using the last-in, first-out "LIFO" method, while the remaining inventories are valued using the first-in, first-out (FIFO) method.

Note 3 - Comprehensive Income (Loss)

AptarGroup's total comprehensive income (loss) was as follows:

                                                      Three months ended June 30         Six months ended June 30
                                                      --------------------------         ------------------------
                                                          2001           2000                 2001          2000
                                                          ----           ----                 ----          ----
     Net income                                        $ 15,190        $17,792             $ 33,300      $ 34,068
          (Subtract): change in foreign                 (11,566)        (1,250)             (38,456)      (17,335)
          currency translation adjustment              --------        -------             --------      --------
          Total comprehensive income (loss)            $  3,624        $16,542             $ (5,156)     $ 16,733
                                                       ========        =======             ========      ========


Note 4 - Stock Repurchase Program

In 1999, the Board of Directors authorized the repurchase of a maximum of one million shares of the Company's outstanding common stock and in 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company's outstanding common stock. The timing of and total amount expended for the share repurchase program depends upon market conditions.
During the quarter ended June 30, 2001, the Company repurchased 30 thousand shares for an aggregate amount of $1.0 million. The cumulative total number of shares repurchased at June 30, 2001 was 1,055,000 shares for an aggregate amount of $26.7 million.

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
                                                                    =======

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company's foreign denominated transactions from adverse changes in exchange rates. Sales of the Company's products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales impact the Company's results of operations. The Company's policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, interest rate swaps, options and cross currency swaps to hedge these risks.

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

As of June 30, 2001, the Company has recorded the fair value of derivative instrument assets of $1.9 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $50 million.

No gain or loss was recorded in the income statement for the quarter ended June 30, 2001 since there was no hedge ineffectiveness.

Cash Flow Hedges

The Company did not use any cash flow hedges in the quarter ended June 30, 2001.

Hedge of Net Investments in Foreign Operations

A significant number of the Company's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company's foreign entities. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect. The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company's net investment is likely to be monetized, corporate treasury will consider hedging the currency exposure associated with such a transaction.

Other

As of June 30, 2001, the Company has recorded the fair value of foreign currency forward exchange contracts of $482 thousand in accounts payable and accrued liabilities and $25 thousand in prepayments and other in the balance sheet.

Note 6 - Contingencies

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Note 7 - Strategic Initiative Charges

In April 2001, the Company announced it had begun a project ("Strategic Initiative") to improve the efficiency of operations that produce pumps for its mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency, another objective of the Strategic Initiative is to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, the Company will close one molding operation in Connecticut and consolidate the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of the Company's facilities in Italy. In addition, the Company is rationalizing its mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for its modular pumps.

Charges related to the Strategic Initiative are expected to be approximately $10 million before taxes and will consist primarily of costs related to the closing of the molding operation and discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Approximately $3 million of the charges are expected to be cash outlays while the remaining $7 million will be non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives). During the quarter ended June 30, 2001, the Company recorded Strategic Initiative related costs totaling $7.7 million before tax and $4.6 million after tax or approximately $0.13 per diluted share. Of the $7.7 million recorded in the second quarter, $464 thousand (representing accelerated depreciation) was included in the Company's total depreciation and amortization expense and $7.3 million was shown on a separate line of the income statement. A detail of these pre tax charges is shown in the following table:

                                 Beginning     Charges in the                  Charged      Ending Reserve
                                Reserves at    quarter ended    Cash Paid   Against Assets    at 06/30/01
                                  12/31/00        6/30/01
Asset impairment write-downs           $ --            $5,498        $ --          $(5,498)         $   --
Employee severance                       --               800         (33)              --             767
Other costs                              --               977          --               --             977
                              -----------------------------------------------------------------------------
Subtotal                               $ --            $7,275        $(33)         $(5,498)         $1,744
Accelerated depreciation                 --               464          --             (464)             --
                              -----------------------------------------------------------------------------
Total Strategic Initiative
 Related Costs                         $ --            $7,739        $(33)         $(5,962)         $1,744
                               =============================================================================

Charges for asset impairment write-downs are impairment charges recorded for fixed assets held and used in the manufacture of non-modular pumps. These non-modular pumps will continue to be sold during the Strategic Initiative project, but will be discontinued once there is adequate capacity for the modular pumps. The undiscounted expected future cash flows for products using these non-modular pumps during this phase out period were less than the carrying value of the specific identifiable assets used to generate these cash flows and thus an impairment charge was recognized in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impairment charge of $5.5 million was calculated by subtracting the fair market value of the assets held and used in the manufacture of non-modular pumps, (determined by discounting the expected future cash flows for products using these non-modular pumps) from the carrying value of these assets.

As part of the Strategic Initiative, certain long-lived assets will be taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation ("Accelerated Depreciation"), of which $464 thousand was recognized in the second quarter. An additional charge of approximately $1.5 million associated with Accelerated Depreciation is expected in future periods.

The Strategic Initiative will result in personnel reductions in the U.S. of approximately 170 people or approximately 10% of all the Company's U.S. employees. The majority of these personnel reductions will be manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs are based upon a formula including salary levels and years of service. Approximately $800 thousand has been accrued and is included in the Strategic Initiative charges shown in the income statement. Offsetting these personnel reductions will be an increase in personnel of approximately 80 people in Italy to support the centralization of the base cartridge production and assembly. To date, three people have been terminated resulting in a cash payment of $33 thousand.

In addition to the involuntary severance costs described above, a retention or stay bonus will be paid to employees who remain with the company during the phase-out period. This stay bonus, which is estimated to be approximately $600 thousand, is also based upon salary levels and years of service. The stay bonus is being accrued over the future periods in which the employees earn the benefits. Approximately $177 thousand of the incurred stay bonus was accrued in the quarter ended June 30, 2001. In addition, as a result of closing down the molding operation, the Company will be required to refund an abatement of approximately $500 thousand to a utility provider and expects to spend approximately $300 thousand to refurbish the leased molding facility that is being vacated. These charges are included in other costs in the preceding table.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

 Net sales for the quarter and six months ended June 30, 2001 totaled $231.8 million and $464.7 million, respectively, increases of approximately 2% and 4%, respectively when compared to the corresponding periods of 2000. The stronger U.S. dollar relative to the same three-month and six-month periods of 2000 negatively affected the translation of AptarGroup's foreign sales. Net sales, excluding changes in foreign currency exchange rates ("Core Sales"), grew 6% and 9% for the quarter and six-month period ending June 30, 2001, respectively. Core Sales of pumps to the fragrance/cosmetic market were strong in the quarter and first half of the year while Core Sales of pumps and metered dose aerosol valves to the pharmaceutical market showed modest growth for the same periods. Core Sales of personal care products increased over the prior year primarily due to continued strength of sales in Europe. Demand for the Company's dispensing closures from the food/beverage market was also strong in the quarter and first half of the year. Selling price increases did not have a material impact on the Core Sales growth for the quarter or for the first half of the year.

 The following table sets forth (in thousands of dollars), for the periods indicated, net sales by geographic region.

              3 months                   3 months                   6 months                 6 months
                ended          % of        ended        % of          ended         % of       ended       % of
               6/30/01         Total      6/30/00      Total         6/30/01        Total     6/30/00      Total
          -------------------------------------------------------------------------------------------------------
Domestic        $ 90,806        39%       $ 92,028       40%         $175,733        38%       $175,975      40%

Europe           122,260        53%        118,234       52%          250,913        54%        235,772      53%
Other
Foreign           18,703         8%         17,405        8%           38,022         8%         33,566       7%

 Cost of sales as a percent of net sales decreased slightly to 62.0% in the second quarter of 2001 compared to 62.2% in the second quarter of 2000. The slight reduction in cost of sales as a percent of net sales is primarily attributed to lower raw material prices in the quarter, particularly plastic resin and cost reduction efforts in the U.S. For the first six months of 2001, cost of sales as a percent of net sales increased slightly to 62.4% compared to 62.0% in the same period a year ago. The slight increase as a percent of net sales for the six months ended June 30, 2001 is primarily attributed to the acquisition and consolidation of a former joint venture for the entire six months in 2001 that was accounted for on the equity method of accounting for the first two months of 2000, and the mix of products sold in the first six months compared to the prior year.

 Selling, research & development and administrative expenses (SG&A) increased 1.7% or $0.6 million to $37.3 million in the second quarter of 2001 compared to $36.7 million in the same period a year ago. SG&A as a percent of net sales remained constant at 16.1% for the quarters ended June 30, 2001 and 2000. SG&A for the six months ended June 30, 2001 increased

 1.2% or $0.9 million to $73.9 million compared to $73.0 million a year ago. As a percent of net sales, SG&A for the first six months of 2001 decreased to 15.9% compared to 16.4% a year ago. The decrease as a percent of net sales is primarily attributed to cost reduction efforts in the U.S. targeted at the personal care and household markets.

 Depreciation and amortization as reported in the quarter decreased approximately $300 thousand to $17.9 million compared to $18.2 million for the same period a year ago. A stronger U.S. dollar relative to the prior year helped decrease reported depreciation and amortization compared to the prior year. As part of a project ("Strategic Initiative") to improve the efficiency of operations that produce pumps for the its mass-market fragrance/cosmetic and personal care customers, certain long-lived assets will be taken out of service prior to the end of their normal service period due to the plant shutdown and rationalization of the product lines. Accordingly, the Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation ("Accelerated Depreciation"), of which $464 thousand was taken as a charge in the second quarter and included in depreciation and amortization in the income statement. Excluding this Accelerated Depreciation, depreciation and amortization would have decreased nearly $800 thousand in the quarter. For the reported six months ended June 30, 2001, depreciation and amortization was relatively flat at $36.6 million compared to the prior year. Excluding the Accelerated Depreciation, depreciation and amortization would have decreased approximately $500 thousand compared to the prior year. The decrease for the quarter and six-month period is primarily related to the stronger U.S. dollar relative to the prior year.

 Strategic Initiative charges, excluding the $464 thousand of Accelerated Depreciation, totaled $7.3 million for the quarter and six months ended June 30, 2001. The $7.3 million is primarily made up of non-cash fixed asset impairment charges of $5.5 million for fixed assets held for use related to the non-modular pumps that are going to be discontinued. These non-modular pumps will continue to be sold during the Strategic Initiative project, but will be discontinued once there is adequate capacity for the modular pumps. The undiscounted expected future cash flows for the products using these non-modular pumps during this phase out period were less than the carrying value of the specific identifiable assets used to generate these cash flows and thus an impairment charge was recognized in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The remaining Strategic Initiative charges related primarily to accrued severance costs and related benefits for 170 U.S. employees who will be involuntarily terminated, accrued utility abatement reimbursements and accrued costs to refurbish a leased facility that the Company will be moving out of as a result of the Strategic Initiative. The additional charges to be incurred in future periods related to the Strategic Initiative primarily relate to stay bonuses and Accelerated Depreciation.

 Operating income for the second quarter of 2001 decreased $5.5 million compared to the same period a year ago. Excluding the $7.3 million of Strategic Initiative charges and $464 thousand of Accelerated Depreciation, operating income would have increased $2.2 million or 7% compared to the prior year. Operating income as a percentage of net sales excluding the Strategic Initiative related costs increased to 14.4% compared to 13.7% a year ago, reflecting the cost reduction efforts aimed at the U.S. personal care and household markets as well as core sales growth. For the six months ended June 30, 2001, reported operating income decreased nearly $2.9 million compared to the same period a year ago. Excluding the

 Strategic Initiative charges and related Accelerated Depreciation, operating income would have increased nearly $4.9 million.

 Net other expenses decreased slightly in the second quarter to $3.6 million compared to $3.9 million in the second quarter of 2000. The decrease is primarily related to decreased net interest expense (interest expense in excess of interest income) of approximately $500 thousand reflecting reduced interest rates and borrowings compared to the prior year.

 The reported effective tax rate was 31.2% and 32.4% for the second quarter and six months ended June 30, 2001, respectively, compared to 34.7% and 35.0% for the same periods a year ago. Excluding the impact of the after tax Strategic Initiative charges and Accelerated Depreciation, the effective tax rates would have been 33.4% for the quarter and six months ended June 30, 2001. The decrease compared to the same periods a year ago reflects the benefits of reductions in certain European corporate income tax rates. The Company expects the effective tax rate for 2001 excluding any impacts related to the Strategic Initiative to be in the range of 33.0%- 34.0%.

 Net income as reported for the second quarter decreased to $15.2 million compared to $17.8 million in the second quarter of 2000. Excluding the Strategic Initiative charges and Accelerated Depreciation, net income would have increased to $19.8 million or $0.54 per diluted share compared to $0.49 per diluted share in the prior year. For the six months ended June 30, 2001, reported net income after cumulative effect of a change in accounting principle decreased to $33.3 million as compared to $34.1 million in the same period a year ago. Excluding the Strategic Initiative charges and Accelerated Depreciation, net income after cumulative effect of a change in accounting principle would have increased to $37.9 million or $1.04 per diluted share compared to $0.93 per diluted share in the prior year.

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

 Liquidity and Capital Resources

 Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first six months of 2001 was $46.6 million compared to $53.1 million in the same period a year ago. The decrease is primarily attributed to a change in income taxes payable and deferred income taxes offset by higher net income before Strategic Initiative related costs.

 Net cash used by investing activities increased slightly to $41.8 million from $40.3 million a year ago. Capital expenditures for the first six months of 2001 were approximately $2.7 million higher than capital expenditures in the first six months of 2000. Management anticipates that cash outlays for capital expenditures for all of 2001 will be approximately $85 to $90 million.

 Net cash used by financing activities was $15.6 million in the first six months of 2001 compared to net cash used of $7.1 million in 2000. The increase in net cash used by financing activities is due to a decrease in the short-term borrowings offset by additional proceeds from stock option exercises and less treasury stock repurchased this year. The ratio of net debt to total net capitalization was 35% at June 30, 2001 and December 31, 2000, respectively. Net debt is defined as interest bearing debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

 The Company amended its multi-year, multi-currency unsecured revolving credit agreement in 2000 to increase maximum borrowings allowed from $75 million to $100 million. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on the financial condition of the Company. At June 30, 2001, the amount unused and available under this agreement was $22 million. At December 31, 2000, the amount unused and available under this agreement was $15 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $22 million and $15 million of short-term obligations representing the unused and available amount under the credit agreement have been reclassified as long-term obligations as of June 30, 2001 and December 31, 2000, respectively.

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

 The Board of Directors declared a quarterly dividend of $.06 per share payable on August 21, 2001 to shareholders of record as of July 31, 2001.

 Adoption of New Accounting Standards

 In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets."

 SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the use of the pooling of interests method of accounting for business combinations. All of the Company's acquisitions to date have been accounted for using the purchase method of accounting for business combinations. SFAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements.

 SFAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. This accounting standard provides that goodwill arising from a business combination will no longer be amortized and charged to expense over time. Instead, the goodwill must periodically be tested for impairment. If the fair value of the related reporting unit exceeds its carrying amount, an impairment loss is recognized in an amount equal to that excess.

 As required by SFAS 142, the Company intends to adopt this standard effective with the start of its new fiscal year, beginning January 1, 2002. Before the issuance of its first quarter financial statements, the Company must complete an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and report them appropriately. Intangible assets with indefinite lives will not be subject to amortization, but will instead be periodically reviewed for impairment. Intangible assets with finite lives will continue to be subject to amortization over their expected useful lives. Within six months of adoption, the Company must complete a valuation of the goodwill to determine if there has been any impairment. The Company is in the process of performing a preliminary analysis of the effects of these two standards and has not yet determined the potential affect on future results. The Company is however, currently recording amortization of goodwill of approximately $3.6 million per year on a pretax basis and $3.4 million on an after tax basis.

 Outlook

 Sales of the Company's pharmaceutical dispensing systems are expected to increase in the second half of the year compared to the prior year and the outlook for the Company's food/beverage dispensing systems remains strong. Modest growth is forecasted over the prior year second half for the fragrance/cosmetic and personal care markets.

 The Company expects to complete its Strategic Initiative in the fourth quarter of 2002. Until that time, additional charges of $2.3 million related to this project are expected to be recorded. The majority of those expenses relate to Accelerated Depreciation charges (non-cash) as well as stay bonuses during the phase out period. An estimated $0.9 million of charges are expected to be recorded in each of the third and fourth quarters of 2001 with the majority of the remainder expected to be recorded ratably over the first two quarters of 2002. Savings are expected to exceed $5 million annually once the project is complete. The majority of the savings will be due to the net reduction in personnel worldwide of approximately 90 people.

 The Company expects to achieve its previously announced full year 2001 guidance of earnings per share of $1.95 to $2.05 per share excluding Strategic Initiative charges and Accelerated Depreciation, and anticipates earnings per share of $0.48 to $0.52 per share in the third quarter excluding any Strategic Initiative charges and Accelerated Depreciation.

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

 The table below provides information as of June 30, 2001 about the Company's forward currency exchange contracts. All the contracts expire before the end of the fourth quarter of 2001.

                                                                   Average
                                               Contract Amount     Contractual
 Buy/Sell                                      (in millions)       Exchange Rate
 -------------------------------------------------------------------------------
 EURO/USD..............................           $19,205                 1.1539
 USD/CNY...............................             2,000                  .1207
 EURO/YEN..............................             1,734                  .0095
 EURO/GBP..............................             1,571                 1.6288
 EURO/ARS..............................             1,271                 1.0935
 Other.................................               764
                                                  -------
 Total.................................           $26,545
                                                  =======

 The other contracts in the above table represent contracts to buy or sell various other currencies (principally European and Australian). If the Company cancelled the forward exchange contracts at June 30, 2001, the Company would have paid approximately $0.5 million based on the fair value of the contracts on that date.

 All forward exchange contracts outstanding as of June 30, 2000 had an aggregate contract amount of $23.7 million.

 At June 30, 2001, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate of 3.92% and receive a fixed rate of 6.62%. The variable rates are adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates will produce changes in the Company's net income. If there were a hypothetical 10% increase in interest rates, net income related to the interest rate swap agreements would decrease by approximately $0.1 million assuming a tax rate of 33%. If the Company canceled the swaps at June 30, 2001, the Company would have received approximately $1.9 million based on the fair value of the swaps on that date.

                          PART II - OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2001, the FCP Aptar Savings Plan (the "Plan") purchased 1,200 shares of Common Stock of the Company on behalf of the participants at an average price of $33.09 per share for an aggregate amount of $39,708. During the same quarter, the Plan sold 180 shares of Common Stock of the Company at the average price of $32.09 per share for an aggregate amount of $5,776. At June 30, 2001, the Plan owns 4,665 shares of Common Stock of the Company. Employees of AptarGroup S.A., a French subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 9, 2001. A vote was taken by ballot for the election of three directors to hold office until the 2004 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

                                                                         Broker
      Nominee                                 For         Withhold     Non-votes
      -------                                 ---         --------     ---------

     Alain Chevassus                       32,195,428      289,831        -0-
     Stephen J. Hagge                      32,195,512      289,747        -0-
     Carl A. Siebel                        32,194,320      290,939        -0-

     No votes were cast for any other nominee for director. The directors continuing in office until the 2002 Annual Meeting are King Harris, Peter Pfeiffer and Dr. Joanne C. Smith. Directors continuing in office until the 2003 Annual Meeting of Stockholders are Ralph Gruska, Leo Guthart, and Professor Dr. Robert W. Hacker.

     No other matters were submitted to a vote by ballot at the 2001 Annual Meeting.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  See the attached Index To Exhibits

     (b)  No reports on Form 8-K were filed for the quarter ended June 30, 2001.

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



                                    AptarGroup, Inc.
                                    (Registrant)



                                    By /s/ Stephen J. Hagge
                                       --------------------

                                    Stephen J. Hagge
                                    Executive Vice President, Chief
                                    Financial Officer and Secretary
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)

Date: August 10, 2001

                               INDEX TO EXHIBITS

  Number and Description of Exhibit
  ---------------------------------

  10.26* Employment Agreement dated February 17, 2000, between AptarGroup, Inc. and Rick Schofield.


  *       Filed herewith.