Form 10-Q
period 2001-09-30
APTARGROUP INC
filed 2001-11-13
CIK 896622

====================================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                          Yes  X                     No
                              ---                   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 9, 2001)

                             Common Stock  35,847,584

====================================================================================================

                                AptarGroup, Inc.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----

ITEM 1.     Financial statements (Unaudited)

            Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 2001
            and 2000                                                          3

            Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000                          4

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2001 and 2000                     6

            Notes to Consolidated Financial Statements                        7

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    13

ITEM 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                      20

PART II.    OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds                        21

ITEM 6.     Exhibits and Reports on Form 8-K                                 21

SIGNATURE                                                                    22

                                AptarGroup, Inc.
                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                 Three Months                 Nine Months
                                              Ended September 30,         Ended September 30,
                                            -----------------------     -----------------------
                                               2001          2000          2001          2000
                                               ----          ----          ----          ----
Net Sales ...............................   $ 221,612     $ 224,691     $ 686,280     $ 670,004

Operating Expenses:
  Cost of sales .........................     139,483       142,595       429,492       418,517
  Selling, research & development
    and administrative ..................      35,897        35,251       109,775       108,288
  Depreciation and amortization .........      18,650        18,275        55,253        54,870
  Strategic Initiative charges ..........         234            --         7,509            --
                                            ---------     ---------     ---------     ---------
                                              194,264       196,121       602,029       581,675
                                            ---------     ---------     ---------     ---------
Operating Income ........................      27,348        28,570        84,251        88,329
                                            ---------     ---------     ---------     ---------

Other Income (Expense):
  Interest expense ......................      (3,505)       (5,157)      (12,404)      (14,106)
  Interest income .......................         335           468         1,376         1,075
  Equity in results of affiliates .......         (58)          322          (168)          137
  Minority interests ....................        (199)         (212)         (595)         (466)
  Miscellaneous, net ....................        (398)          994           419         2,458
                                            ---------     ---------     ---------     ---------
                                               (3,825)       (3,585)      (11,372)      (10,902)
                                            ---------     ---------     ---------     ---------
Income Before Income Taxes ..............      23,523        24,985        72,879        77,427
Provision for Income Taxes ..............       7,789         8,745        23,781        27,119
                                            ---------     ---------     ---------     ---------
Net Income Before Cumulative
  Effect of a Change in
  Accounting Principle for
  Derivative Instruments and
  Hedging Activities ....................      15,734        16,240        49,098        50,308
                                            ---------     ---------     ---------     ---------
Cumulative Effect of a Change in
  Accounting Principle ..................          --            --           (64)           --
                                            ---------     ---------     ---------     ---------
Net Income ..............................   $  15,734     $  16,240     $  49,034     $  50,308
                                            =========     =========     =========     =========

Net Income Per Common Share Before
Cumulative Effect of Accounting Change:
  Basic .................................   $      44     $      45     $    1.37     $    1.40
                                            =========     =========     =========     =========
  Diluted ...............................   $      43     $      45     $    1.35     $    1.38
                                            =========     =========     =========     =========

Net Income Per Common Share After
Cumulative Effect of Accounting Change:
  Basic .................................   $      44     $      45     $    1.37     $    1.40
                                            =========     =========     =========     =========
  Diluted ...............................   $      43     $      45     $    1.34     $    1.38
                                            =========     =========     =========     =========

Average Number of Shares Outstanding:
  Basic .................................      35,879        35,774        35,787        35,952
  Diluted ...............................      36,661        36,294        36,499        36,485

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                 September 30,       December 31,
                                                                     2001                2000
                                                                 -------------       ------------
Assets

Current Assets:
  Cash and equivalents ......................................    $      44,806       $     55,559
  Accounts and notes receivable, less allowance for doubtful
    accounts of $7,138 in 2001 and $6,927 in 2000 ...........          207,125            210,794
  Inventories ...............................................          129,079            121,522
  Prepayments and other .....................................           22,070             19,674
                                                                 -------------       ------------
                                                                       403,080            407,549
                                                                 -------------       ------------

Property, Plant and Equipment:
  Buildings and improvements ................................          121,590            108,905
  Machinery and equipment ...................................          689,839            665,991
                                                                 -------------       ------------
                                                                       811,429            774,896
  Less: Accumulated depreciation ............................         (440,014)          (402,412)
                                                                 -------------       ------------
                                                                       371,415            372,484
  Land ......................................................            4,854              4,949
                                                                 -------------       ------------
                                                                       376,269            377,433
                                                                 -------------       ------------

Other Assets:
  Investments in affiliates .................................           10,304             11,127
  Goodwill, less accumulated amortization of $15,606 in
    2001 and $13,093 in 2000 ................................          124,368            127,754
  Miscellaneous .............................................           27,028             28,376
                                                                 -------------       ------------
                                                                       161,700            167,257
                                                                 -------------       ------------
      Total Assets ..........................................    $     941,049       $    952,239
                                                                 =============       ============

           See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                      September 30,       December 31,
Liabilities and Stockholders' Equity                      2001                2000
                                                      -------------       ------------
Current Liabilities:
  Notes payable ...................................   $       6,144       $     29,248
  Current maturities of long-term obligations .....          18,970             10,326
  Accounts payable and accrued liabilities ........         154,847            163,528
                                                      -------------       ------------
                                                            179,961            203,102
                                                      -------------       ------------

Long-Term Obligations .............................         238,080            252,752
                                                      -------------       ------------

Deferred Liabilities and Other:
  Deferred income taxes ...........................          32,322             35,873
  Retirement and deferred compensation plans ......          12,553             12,597
  Minority interests ..............................           5,222              5,050
  Deferred and other non-current liabilities ......           2,398              2,325
                                                      -------------       ------------
                                                             52,495             55,845
                                                      -------------       ------------

Stockholders' Equity:
  Common stock, $.01 par value ....................             370                366
  Capital in excess of par value ..................         120,850            115,034
  Retained earnings ...............................         482,570            439,258
  Accumulated other comprehensive income ..........        (103,358)           (89,163)
  Less treasury stock at cost, 1,155 shares in 2001
    and 1,000 shares in 2000 ......................         (29,919)           (24,955)
                                                      -------------       ------------
                                                            470,513            440,540
                                                      -------------       ------------
  Total Liabilities and Stockholders' Equity ......   $     941,049       $    952,239
                                                      =============       ============

           See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
              (Amounts in Thousands, brackets denote cash outflows)
                                   (Unaudited)

                                                            Nine Months Ended September 30,
                                                               2001                 2000
                                                               ----                 ----
Cash Flows From Operating Activities:
  Net income ............................................   $   49,034           $   50,308
  Adjustments to reconcile net income
      to net cash provided by operations:
  Depreciation ..........................................       51,697               50,668
  Amortization ..........................................        3,555                4,202
  Provision for bad debts ...............................        1,297                1,347
  Strategic Initiative charges ..........................        7,509                   --
  Minority interests ....................................          595                  466
  Cumulative effect of accounting change ................           64                   --
  Deferred income taxes .................................       (2,936)               2,999
  Retirement and deferred compensation plans ............          691                 (937)
  Equity in results of affiliates in
    excess of cash distributions received ...............          168                 (137)
  Changes in balance sheet items,
    excluding effects from foreign currency adjustments:
  Accounts receivable ...................................       (4,283)             (42,581)
  Inventories ...........................................      (10,893)             (18,782)
  Prepaid and other current assets ......................       (1,918)              (3,929)
  Accounts payable and accrued liabilities ..............       (8,923)              24,200
  Changes in income taxes payable .......................          202               22,360
  Other changes, net ....................................        1,840                5,017
                                                            ----------          -----------
  Net cash provided by operations .......................       87,699               95,201
                                                            ----------          -----------

Cash Flows From Investing Activities:
  Capital expenditures ..................................      (65,895)             (68,687)
  Disposition of property and equipment .................        1,820                2,765
  Acquisition of businesses .............................           --               (2,271)
  Investments in affiliates .............................          (69)                  --
                                                            ----------          -----------
  Net cash used by investing activities .................      (64,144)             (68,193)
                                                            ----------          -----------

Cash Flows From Financing Activities:
  (Decrease) increase in notes payable ..................      (22,479)              23,585
  Proceeds from long-term obligations ...................        6,719                2,525
  Repayments of long-term obligations ...................      (11,666)             (13,434)
  Dividends paid ........................................       (5,722)              (5,392)
  Proceeds from stock options exercised .................        5,820                1,467
  Purchase of Treasury Stock ............................       (4,964)             (18,744)
                                                            ----------          -----------
  Net cash used by financing activities .................      (32,292)              (9,993)
                                                            ----------          ------------

Effect of Exchange Rate Changes on Cash .................       (2,016)              (3,770)
                                                            ----------          ------------
Net (Decrease) Increase in Cash and Equivalents .........      (10,753)              13,245
Cash and Equivalents at Beginning of Period .............       55,559               32,416
                                                            ----------          -----------
Cash and Equivalents at End of Period ...................   $   44,806          $    45,661
                                                            ==========          ===========

           See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

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

Investments in Affiliated Companies

The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company's products or supply components to the Company.

Revenue Recognition

The Company's policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer and the Company has no remaining obligations regarding the transaction. For the Company's products that are shipped FOB shipping point, title and risk of loss transfers when the goods leave the Company's shipping location. In some cases, (for example, certain cross border shipments) the shipping terms may be FOB destination. In these cases, the Company does not recognize the revenue and invoice the customer until the goods reach the customer's location.

Note 2 - Inventories

At September 30, 2001 and December 31, 2000, approximately 22% and 25%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

                                             (Amounts in Thousands)
                                         September 30,      December 31,
                                             2001               2000
                                         -------------      ------------
         Raw Materials                   $      52,029      $     55,429
         Work in progress                       23,699            20,975
         Finished goods                         54,188            46,805
                                         -------------      ------------
                                               129,916           123,209
         Less LIFO reserve                        (837)           (1,687)
                                         -------------      ------------
                  Total                  $     129,079      $    121,522
                                         =============      ============

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The inventories of two domestic operations and the inventories of two foreign operations are determined by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method.

Note 3 - Comprehensive Income (Loss)

AptarGroup's total comprehensive income (loss) was as follows:

                                                            (Amounts in Thousands)
                                      Three months ended September 30,        Nine months ended September 30,
                                      --------------------------------        -------------------------------
                                         2001                2000               2001                2000
                                         ----                ----               ----                ----
Net income                             $ 15,734            $ 16,240           $ 49,034            $ 50,308
  Add/(Subtract): foreign currency
    translation adjustment               24,261             (25,890)           (14,195)            (43,225)
                                       --------            --------           --------            --------
Total comprehensive income (loss)      $ 39,995            $ (9,650)          $ 34,839            $  7,083
                                       ========            ========           ========            ========


Note 4 - Stock Repurchase Program

In 1999, the Board of Directors authorized the repurchase of a maximum of one million shares of the Company's outstanding common stock and in 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company's outstanding common stock. The timing of and total amount expended for the share repurchase program depends upon market conditions. During the quarter ended September 30, 2001, the Company repurchased 100 thousand shares for an aggregate amount of $3.2 million. The cumulative total number of shares repurchased at September 30, 2001 was 1,155,000 shares for an aggregate amount of $29.9 million.

Note 5 - Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Account Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its related amendment SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain

Hedging Activities." These standards require that all derivative financial instruments be recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

In accordance with the transition provisions of SFAS 133, the Company recorded the following cumulative effect adjustment in earnings as of January 1, 2001:

                                                                    (Amounts in
                                                                     Thousands)
Related to designated fair value hedging relationships
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

As of September 30, 2001, the Company has recorded the fair value of derivative instrument assets of $5.8 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $50 million.

No gain or loss was recorded in the income statement for the quarter ended September 30, 2001 since there was no hedge ineffectiveness.

Cash Flow Hedges

The Company did not use any cash flow hedges in the quarter ended September 30, 2001.

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

Other

As of September 30, 2001, the Company has recorded the fair value of foreign currency forward exchange contracts of $9 thousand in accounts payable and accrued liabilities and $634 thousand in prepayments and other in the balance sheet.

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

Charges related to the Strategic Initiative are expected to be approximately $10 million before taxes and will consist primarily of costs related to the closing of the molding operation and discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Approximately $3 million of the charges are expected to be cash outlays while the remaining $7 million will be non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives). Approximately $7.7 million charges before tax and $4.6 million after tax or approximately $0.13 per diluted share were recorded in the second quarter ended June 30, 2001. During the quarter ended September 30, 2001, the Company recorded additional Strategic Initiative related costs totaling $1.0 million before tax and $0.6 million after tax or approximately $0.02 per diluted share. Of the $1.0 million recorded in the third quarter, $697 thousand (representing Accelerated Depreciation) was included in the Company's depreciation and amortization expense, $100 thousand (representing training costs) was included in the Company's cost of sales and $234 thousand (representing stay bonuses) was shown on a separate line of the income statement. Detail of the pre tax charges (in thousands) is shown in the following table:

                                Beginning     Charges for               Charged       Ending
                               Reserves at      the nine       Cash     Against     Reserve at
                                 12/31/00     months ended     Paid     Assets       09/30/01
                                                9/30/01
Asset impairment write-downs       $--           $5,498       $  --     $(5,498)      $   --
Employee severance                  --              800        (255)         --          545
Other costs                         --            1,211        (228)         --          983
                               ---------------------------------------------------------------
Subtotal                           $--           $7,509       $(483)    $(5,498)      $1,528
Accelerated depreciation            --            1,161          --      (1,161)          --
Training Costs                      --              100        (100)         --           --
                               ---------------------------------------------------------------
Total Strategic Initiative
Related Costs
                                   $--           $8,770       $(583)    $(6,659)      $1,528
                               ===============================================================

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

As part of the Strategic Initiative, certain long-lived assets will be taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation ("Accelerated Depreciation"), of which $1.2 million was recognized in the nine months ended September 30, 2001. An additional charge of approximately $835 thousand associated with Accelerated Depreciation is expected in future periods.

The Strategic Initiative will result in personnel reductions in the U.S. of approximately 170 people or approximately 10% of all the Company's U.S. employees. The majority of these personnel reductions will be manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs are based upon a formula including salary levels and years of service. Approximately $800 thousand has been accrued and is included in the Strategic Initiative charges shown in the income statement. Offsetting these personnel reductions will be an increase in personnel of approximately 80 people in Italy to support the centralization of the base cartridge production and assembly. To date, 69 people have been terminated resulting in a cash payment of $255 thousand.

In addition to the involuntary severance costs described above, a retention or stay bonus will be paid to employees who remain with the company during the phase-out period. This stay bonus, which is estimated to be approximately $600 thousand, is also based upon salary levels and years of service. The stay bonus is being accrued over the future periods in which the employees earn the benefits. Approximately $411 thousand of the incurred stay bonus was accrued in the nine months ended September 30, 2001. Approximately $228 thousand of stay bonus was paid in the nine months ended September 30, 2001. In addition, as a result of closing down the molding operation, the Company will be required to refund an abatement of approximately $500 thousand to a utility provider and expects to spend approximately $300 thousand to refurbish the leased molding facility that is being vacated. These charges are included in other costs in the preceding table.

During the quarter ended September 30, 2001, approximately $100 thousand of training costs were incurred in Italy to train the new workers who were hired to support the centralization of the base cartridge production and assembly. These training costs are included in cost of goods sold in the income statement. It is expected that training costs over the course of the project will cost approximately $500 thousand.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter ended September 30, 2001 totaled $221.6 million, or a decrease of 1% when compared to the corresponding period of 2000. Net sales for the nine months ended September 30, 2001 totaled $686.3 million or an increase of 2% when compared to the corresponding period of 2000. The stronger U.S. dollar relative to the same three-month and nine-month periods of 2000 negatively affected the translation of AptarGroup's foreign sales. Net sales, excluding changes in foreign currency exchange rates ("Core Sales"), were flat for the quarter ended September 30, 2001, and grew 6% for the nine-month period ended September 30, 2001. Core Sales of the Company's products to all markets except the personal care market increased during the quarter. Core Sales of the Company's products to the personal care market declined approximately 10% when compared to the prior year. The terrorist attacks in the U.S. in the month of September had a negative impact on sales in the quarter as shipments were disrupted, and customers postponed and canceled some orders. Core Sales of all of the Company's products for the nine months ended September 30, 2001 to all the markets the Company serves were up modestly for the period. Selling price increases did not have a material impact on the Core Sales growth for the quarter or for the nine-month period.

The following table sets forth (in thousands of dollars), for the periods indicated, net sales by geographic region.

           3 months            3 months           9 months           9 months
             ended     % of      ended    % of      ended     % of     ended     % of
            9/30/01   Total     9/30/00   Total    9/30/01   Total    9/30/00   Total
           --------------------------------------------------------------------------
Domestic    $82,919      38%    $90,256      40%  $258,652     38%   $266,232      40%

Europe      118,345      53%    114,972      51%   369,259     54%    350,744      52%

Other
Foreign      20,348       9%     19,463       9%    58,369      8%     53,028       8%

Cost of sales as a percent of net sales decreased to 62.9% in the third quarter of 2001 compared to 63.5% for the same period in 2000. The reduction in cost of sales as a percent of net sales is primarily attributed to lower raw material prices in the quarter, particularly plastic resin and cost reduction efforts in the U.S. Cost of sales for the quarter includes $0.1 million of training costs related to the Company's previously announced strategic initiative to improve the efficiency of operations that produce pumps for its mass-market fragrance/cosmetic and personal care customers ("Strategic Initiative"). For the first nine months of 2001, cost of sales as a percent of net sales remained relatively constant at 62.6% compared to 62.5% in the same period a year ago.

Selling, research & development and general and administrative expenses (SG&A) increased approximately 1.7% or $0.6 million to $35.9 million in the third quarter of 2001 compared to $35.3 million in the same period a year ago. The slight increase in SG&A is primarily due to increased spending in research and development in the quarter offset by cost savings in general and administrative expenses. SG&A as a percent of net sales increased to 16.2% of sales in the third quarter of 2001 compared to 15.7% in the same period a year ago. Increased SG&A costs in the quarter combined with decreasing reported sales contributed to the higher SG&A costs as a percentage of sales. SG&A for the nine months ended September 30, 2001 increased approximately 1.4% or $1.5 million to $109.8 million compared to $108.3 million a year ago. As a percent of net sales, SG&A for the first nine months of 2001 decreased slightly to 16.0% compared to 16.2% for the same period a year ago.

Depreciation and amortization as reported in the quarter increased approximately $0.4 million to $18.7 million compared to $18.3 million for the same period a year ago. As part of the Company's Strategic Initiative, certain long-lived assets will be taken out of service prior to the end of their normal service period due to the plant shutdown and rationalization of the product lines. Accordingly, the Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation ("Accelerated Depreciation"), of which $0.7 million was recorded in the third quarter and included in depreciation and amortization in the income statement. Excluding this Accelerated Depreciation, depreciation and amortization would have decreased nearly $0.3 million in the quarter. For the reported nine months ended September 30, 2001, depreciation and amortization increased slightly to $55.3 million compared to $54.9 million in the prior year. Excluding the Accelerated Depreciation for the first nine months of approximately $1.2 million, depreciation and amortization would have decreased approximately $0.8 million compared to the prior year. The decrease for the quarter and nine-month period is primarily related to the stronger U.S. dollar relative to the prior year.

Strategic Initiative charges, excluding $0.7 million of Accelerated Depreciation and $0.1 million of training costs, totaled $0.2 million for the quarter ended September 30, 2001. The $0.2 million is for stay bonuses accrued to be paid to employees who remain with the Company until their scheduled termination date. Strategic Initiative charges excluding $1.2 million of Accelerated Depreciation and $0.1 million of training costs, totaled $7.5 million for the nine months ended September 30, 2001. The $7.5 million primarily relates to non-cash fixed asset impairment charges of $5.5 million for fixed assets held for use related to the non-modular pumps that are going to be discontinued. These non-modular pumps will continue to be sold during the Strategic Initiative project, but will be discontinued once there is adequate capacity for the modular pumps. The undiscounted expected future cash flows for the products using these non-modular pumps during this phase out period were less than the carrying value of the specific identifiable assets used to generate these cash flows and thus an impairment charge was recognized in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The remaining Strategic Initiative charges related primarily to accrued severance costs and related benefits for 170 U.S. employees who will be involuntarily terminated, accrued utility abatement reimbursements and accrued costs to refurbish a leased facility that the Company will be moving out of as a result of the Strategic Initiative. The additional charges to be incurred in future periods related to the Strategic Initiative primarily will be for stay bonuses and Accelerated Depreciation. Strategic Initiative charges plus Accelerated Depreciation and other related costs such as training are hereinafter referred to as "Total Strategic Initiative Related Costs."

Operating income for the third quarter of 2001 decreased approximately $1.2 million compared to the same period a year ago. Excluding $1.0 million of Total Strategic Initiative Related Costs, operating income decreased $0.2 million or 1% compared to the prior year. Operating income as a percentage of net sales for the quarter, excluding the Total Strategic Initiative Related Costs, increased slightly to 12.8% compared to 12.7% a year ago. For the nine months ended September 30, 2001, reported operating income decreased nearly $4.1 million compared to the same period a year ago. Excluding $8.8 million of Total Strategic Initiative Related Costs, operating income increased nearly $4.7 million reflecting the cost reduction efforts aimed at the U.S. personal care and household markets. Operating income as a percentage of net sales for the nine months ended September 30, 2001, excluding the Total Strategic Initiative Related Costs, increased to 13.6% compared to 13.2% a year ago.

Net other expenses increased slightly in the third quarter to $3.8 million compared to $3.6 million in the third quarter of 2000. The increase is primarily related to the net of the following items:

 .    increased foreign currency transaction losses of approximately $1.5 million
 .    a reduction in net interest expense (interest expense in excess of interest income) of approximately $1.5 million reflecting reduced interest rates and borrowings compared to the prior year and
 .    reduced equity in results of affiliates of approximately $0.4 million

Net other expenses for the nine months ended September 30, 2001 increased slightly to $11.4 million compared to $10.9 million for the same period a year ago. The increase is primarily related to the net of the following items:

 .    increased foreign currency transaction losses of approximately $2.0 million
 .    a reduction in net interest expense (interest expense in excess of interest income) of approximately $2.0 million reflecting reduced interest rates and borrowings compared to the prior year
 .    reduced equity in results of affiliates of approximately $0.3 million and
 .    increased minority interest expense of approximately $0.1 million.

The reported effective tax rate was 33.1% and 32.6% for the third quarter and nine months ended September 30, 2001, respectively, compared to 35.0% for the same periods a year ago. Excluding the impact of the after tax Total Strategic Initiative Related Costs, the effective tax rates would have been 33.4% for the quarter and nine months ended September 30, 2001. The decrease compared to the same periods a year ago reflects the benefits of reductions in certain European corporate income tax rates. The Company expects the effective tax rate for 2001, excluding any impact related to the Strategic Initiative, to be in the range of 33.0% - 34.0%.

Net income as reported for the third quarter decreased to $15.7 million compared to $16.2 million in the third quarter of 2000. Excluding the after tax Total Strategic Initiative Related Costs, net income increased to $16.4 million and $0.45 per diluted share compared to $16.2 million and $0.45 per diluted share in the prior year. For the nine months ended September 30, 2001, reported net income after cumulative effect of a change in accounting principle decreased to $49.0 million as compared to $50.3 million in the same period a year ago. Excluding the after tax Total Strategic Initiative Related Costs, net income after cumulative effect of a change in accounting principle increased to $54.3 million and $1.49 per diluted share compared to $50.3 million and $1.38 per diluted share in the prior year.

Quarterly Trends

Customer plant shutdowns and holidays in December typically have negatively impacted AptarGroup's results of operations for the fourth quarter. In the future, AptarGroup's results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the markets to which AptarGroup's products are sold or changes in general economic conditions in any of the countries in which AptarGroup does business.

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

Liquidity and Capital Resources

Historically, AptarGroup has generated positive cash flow from operations and has utilized the majority of such cash flows to invest in capital projects. Net cash provided by operations in the first nine months of 2001 was $87.7 million compared to $95.2 million in the same period a year ago. The decrease is primarily attributable to increased working capital needs.

Net cash used by investing activities decreased to $64.1 million from $68.2 million a year ago. The decrease is primarily due to reduced capital expenditures in 2001. Management anticipates that cash outlays for capital expenditures for all of 2001 will be between $82 and $87 million compared to $94 million in 2000.

Net cash used by financing activities was $32.3 million in the first nine months of 2001 compared to net cash used of $10.0 million in 2000. The increase in net cash used by financing activities is due primarily to repayments of short term and long term obligations. The ratio of net debt to total net capitalization was 31.7% and 35.0% at September 30, 2001 and December 31, 2000, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

The Company amended its multi-year, multi-currency unsecured revolving credit agreement in 2000 to increase maximum borrowings allowed from $75 million to $100 million. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on the financial condition of the Company. At September 30, 2001, the amount unused and available under this agreement was $27 million. At December 31, 2000, the amount unused and available under this agreement was $15 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. As it is management's intent to do so, an additional $27 million and $15 million of short-term obligations representing the unused and available amount under the credit agreement have been reclassified as long-term obligations as of September 30, 2001 and December 31, 2000, respectively.

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

The Board of Directors declared a quarterly dividend of $.06 per share payable on November 21, 2001 to stockholders of record as of October 31, 2001.

Forward-Looking Statements

In addition to the historical information presented in this quarterly report, the Company has made and will make certain forward-looking statements in this report, other reports filed by the Company with the Securities and Exchange Commission, reports to stockholders and in certain other contexts relating to future net sales, costs of sales, other expenses, profitability, financial resources, products and production schedules. Statements relating to the foregoing or that predict or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known and unknown risks and uncertainties that exist in the Company's operations and business environment, including, among other factors, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the ability to successfully execute the Company's Strategic Initiative, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, economic and market conditions in North America, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company's acquisitions, direct or indirect consequences of acts of war or terrorism and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

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

     SFAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. This accounting standard provides that goodwill and indefinite lived intangible assets arising from a business combination will no longer be amortized and charged to expense over time. Instead, the goodwill and indefinite lived intangible assets must be tested annually or as circumstances dictate for impairment. If the carrying value of indefinite lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess. If the carrying value of the related reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of reporting unit goodwill exceeds the "implied fair value" of reporting unit goodwill.

As required by SFAS 142, the Company will adopt this standard effective with the start of its new fiscal year, beginning January 1, 2002. Before the issuance of its first quarter financial statements, the Company must complete an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and report them appropriately. Intangible assets that have indefinite lives must be assessed for impairment in the first quarter of adoption. Intangible assets with finite lives will continue to be subject to amortization over their expected useful lives. Within six months of adoption, the Company must complete a valuation of each reporting units goodwill to determine if there has been any impairment. The Company is in the process of performing a preliminary analysis of the effects of these two standards and has not yet determined the potential affect on future results. The Company is, however, currently recording amortization of goodwill of approximately $3.6 million per year on a pretax basis and $3.4 million on an after tax basis.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has performed a preliminary assessment and has determined that this standard will not have any immediate impact on the Company upon adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes it is in compliance with the application of this statement today and does not foresee any impact upon adoption next year.

Fourth Quarter 2001 Outlook

There is volatility in customer order patterns due to the uncertain global economic environment and, as a result, it is difficult to forecast sales of the Company's products to all of the Company's markets for the fourth quarter. Based upon current orders, however, the Company does expect the sale of pumps and metered dose aerosol valves to the pharmaceutical market to increase in the fourth quarter over the prior year. Due to the uncertainty beyond October, fourth quarter Core Sales could range from being the same as the prior year's level to five percent less. If Core Sales are equal to last year or down five percent, the Company would expect earnings for the fourth quarter to range from $0.32 to $0.38 per diluted share excluding Total Strategic Initiative Related Costs.

The Company expects to complete its Strategic Initiative in the fourth quarter of 2002. Until that time, additional charges of approximately $1.4 million related to this project are expected to be recorded. The majority of those expenses relate to Accelerated Depreciation charges (non-cash) as well as stay bonus and training costs during the phase out period. An estimated $0.9 million of charges are expected to be recorded in the fourth quarter of 2001 with the majority of the remainder expected to be recorded ratably over the first two quarters of 2002. Savings are expected to exceed $5 million annually once the project is complete. The majority of the savings will be due to the net reduction in personnel worldwide of approximately 90 people.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of September 30, 2001 about the Company's forward currency exchange contracts. All the contracts expire before the end of the first quarter of 2002.

                                                                   Average
                                             Contract Amount       Contractual
Buy/Sell                                     (in millions)         Exchange Rate
--------------------------------------------------------------------------------
EURO/USD ................................      $ 13,370                   1.1428
EURO/GBP ................................         2,223                   1.6191
EURO/YEN ................................         1,907                    .0094
EURO/ARS ................................         1,498                   1.0935
USD/CNY .................................         1,230                    .1208
Other ...................................         1,614
                                               --------
Total ...................................      $ 21,842
                                               ========

The other contracts in the above table represent contracts to buy or sell various other currencies (principally European, Asian and South American). If the Company cancelled the forward exchange contracts at September 30, 2001, the Company would have received approximately $0.6 million based on the fair value of the contracts on that date.

All forward exchange contracts outstanding as of September 30, 2000 had an aggregate contract amount of $29.3 million.

At September 30, 2001, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate of 3.92% and receive a fixed rate of 6.62%. The variable rates are adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates will produce changes in the Company's net income. If there were a hypothetical 10% increase in interest rates, net income related to the interest rate swap agreements would decrease by approximately $0.1 million assuming a tax rate of 33%. If the Company canceled the swaps at September 30, 2001, the Company would have received approximately $5.8 million based on the fair value of the swaps on that date.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2001, the FCP Aptar Savings Plan (the "Plan") purchased 150 shares of Common Stock of the Company on behalf of the participants at an average price of $32.99 per share for an aggregate amount of $4,949. During the same quarter, the Plan sold 420 shares of Common Stock of the Company at the average price of $32.00 per share for an aggregate amount of $13,440. At September 30, 2001, the Plan owns 4,545 shares of Common Stock of the Company. Employees of AptarGroup S.A., a French subsidiary of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See the attached Index To Exhibits

     (b) No reports on Form 8-K were filed for the quarter ended September 30, 2001.

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

Date: November 13, 2001

                                INDEX TO EXHIBITS

Number and Description of Exhibit
---------------------------------

10.27* Supplement to the pension scheme agreement dated October 16, 2001 pertaining to the pension plan between AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.6 to the 1993 10-K, is filed herewith.