Form 10-K
period 2001-12-31
APTARGROUP INC
filed 2002-03-22
CIK 896622

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________  to _______________

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


                                 815-477-0424
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class       Name of each exchange on which registered
   ----------------------                         --------------------------
   Common Stock $.01 par value              New York Stock Exchange
   Preferred Stock Purchase Rights          New York Stock Exchange


       Securities Registered Pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  _X_   No ______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Common Stock held by non-affiliates, based on the closing sales price for the Common Stock on the New York Stock Exchange on March 14, 2002, was approximately $1,151,876,562. The number of shares outstanding of Common Stock, as of March 14, 2002 was 35,880,331 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 2001 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

   Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 2002 are incorporated by reference into Part III of this report.

================================================================================

                               AptarGroup, Inc.

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                     For the Year Ended December 31, 2001

                                    PART I

                                                                                                 Page
                                                                                                 ----
Item 1  Business................................................................................   3
Item 2  Properties..............................................................................  11
Item 3  Legal Proceedings.......................................................................  11
Item 4  Submission of Matters to a Vote of Security Holders.....................................  12

                                                PART II
Item 5  Market for Registrant's Common Equity and Related Stockholder Matters...................  12
Item 6  Selected Financial Data.................................................................  12
Item 7  Management's Discussion and Analysis of Consolidated Results of Operations and Financial
        Condition...............................................................................  12
Item 7A Quantitative and Qualitative Disclosures about Market Risk..............................  12
Item 8  Financial Statements and Supplementary Data.............................................  12
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  13

                                                PART III
Item 10 Directors and Executive Officers of the Registrant......................................  13
Item 11 Executive Compensation..................................................................  14
Item 12 Security Ownership of Certain Beneficial Owners and Management..........................  14
Item 13 Certain Relationships and Related Transactions..........................................  14

                                                PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................  14
Signatures......................................................................................  15

                                    PART I

Item 1. Business

(a) General Development of Business

   The Company's business began as a one-product, one-country operation that has become a multinational supplier of a broad line of dispensing packaging systems. The Company's business was started in the late 1940's, manufacturing and selling aerosol valves in the United States. The Company's business has grown primarily through the acquisition of relatively small companies and internal expansion. Information regarding acquisitions made over the past three years is set forth in Note 2 "Acquisitions" to the Consolidated Financial Statements contained in the 2001 Annual Report to Stockholders, page 61, which is incorporated herein by reference.

(b) Financial Information about Segments

   The Company operates in the packaging components industry and is organized into five business units. The five business units sell value-added dispensing systems to global consumer product marketers and are similar in all aspects of business except historical economic performance. One of the business units ("SeaquistPerfect") has had historical economic performance lower than the other four business units and as a result is shown as a separate reportable segment for financial reporting purposes. The other four business units have similar historical economic performance and as a result have been aggregated into one reportable segment entitled "Dispensing Systems" for financial reporting purposes. Financial information relating to operations by geographic area for each of the three years in the period ended December 31, 2001 is set forth in Note 16 "Segment Information" to the Consolidated Financial Statements contained in the 2001 Annual Report to Stockholders, pages 76-79, which is incorporated herein by reference.

Dispensing Systems

   The Dispensing Systems segment sells all three of the Company's principal product lines (pumps, closures and aerosol valves). Within the aerosol valve product line, the Dispensing Systems segment only sells pharmaceutical metered dose aerosol valves. The table below details the five principal markets served by the Company, which products are primarily sold by the Dispensing Systems segment.

    Fragrance/Cosmetic Personal Care Pharmaceutical Household Food/Beverage
    ------------------ ------------- -------------- --------- -------------
          Pumps           Pumps          Pumps       Pumps       Pumps
                         Closures    Aerosol Valves Closures    Closures

SeaquistPerfect

   The SeaquistPerfect segment sells primarily aerosol valves and certain pumps limited to the personal care, household and, to a lesser degree, the food/beverage markets. The SeaquistPerfect segment does not sell closures, nor does it typically sell its products to the fragrance/cosmetic or pharmaceutical markets. The lower historical economic performance compared to the Dispensing Systems segment is primarily due to the non-pharmaceutical standard aerosol valve business. Competition for this product line of the business is especially strong and comes primarily from privately held companies. In recent years, the Company has taken various steps to improve profitability of the SeaquistPerfect segment. In 1997, the Company started a joint venture in the U.S. to manufacture aerosol spray caps and accessories to help offer more innovative dispensing solutions to customers of standard aerosol valves. In 1999, the Company expanded this strategy geographically when it purchased a European aerosol spray cap and accessory manufacturer. In 2000, the Company purchased the remaining 50% of the U.S. joint venture it did not previously own. The Company has also implemented several cost reduction efforts as well as implementing a price increase in 2001 to its North American aerosol valve customers. SeaquistPerfect has also devoted more of its research and development to expand its product offerings of various spray and lotion pumps. These factors have led to an increase in profitability that is expected to continue. In addition, SeaquistPerfect will be selectively exiting some of the standard aerosol valve business in 2002 that is not strategically important and that does not offer adequate returns.

(c) Narrative Description of Business

General

   The Company is a leading global supplier of a broad range of innovative dispensing systems for the fragrance/cosmetic, personal care, pharmaceutical, household and food/beverage markets. The Company focuses on providing value-added dispensing systems (pumps, dispensing closures and aerosol valves) to global consumer product marketers to allow them to differentiate their products and meet the consumer's need for convenience. The Company has manufacturing facilities located throughout the world including North America, Europe, Asia and South America. The Company has over 3,000 customers with no single customer accounting for greater than 5% of the Company's 2001 net sales.

   For 2001, the percentage of net sales represented by sales to the fragrance/cosmetic, personal care, pharmaceutical, household and food/beverage markets were 32%, 31%, 22%, 9% and 6%, respectively. Pumps, dispensing closures and aerosol valves represented approximately 62%, 22% and 14%, respectively, of AptarGroup's 2001 net sales. The Company expects the mix of sales by product and by market to remain approximately the same in 2002.

   Sales of the Company's dispensing systems have traditionally grown at a faster rate than the overall packaging industry as consumer's preference for convenience has increased, and product differentiation through packaging design has become more important to the Company's customers. Consumer product marketers have converted many of their products to packages with dispensers that offer the benefit of enhanced shelf appeal, convenience, cleanliness or accuracy of dosage. The Company expects this trend to continue.

Growth Strategy

   The Company seeks to enhance its position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with the Company's dispensing products and (iv) developing new dispensing technologies.

   The Company is committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Latin America, Eastern Europe and Asia.

   The Company believes there remain significant opportunities for growth in introducing the Company's dispensing products to non-dispensing applications. Examples include potential conversion in the food/beverage market for condiments, cooking oils, salad dressing, and single-serve non-carbonated beverages. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using screw off non-dispensing closures, converting to lotion pumps or dispensing closures.

   In addition to introducing new dispensing applications, the Company believes there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to the Company's more convenient dispensing pump or metered dose aerosol valve systems. An example of a product for which the Company continues to find new applications is the metered dose aerosol valve. Metered dose aerosol valves are used to dispense precise amounts of product in very fine particles from pressurized containers. Traditionally metered dose valves were used to deliver medication via the pulmonary route. The Company is working with a bio-technology company that is developing proprietary technology to orally administer large molecule drugs to be absorbed through the inner linings of the mouth. Additional examples in the pharmaceutical market include nasal pumps to dispense vaccines, cold and flu treatments, and hormone replacement therapies.

   The Company continues to develop an electronic dispensing system based on silicon etching technology primarily for the pharmaceutical market as an alternative to the traditional mechanical pump. In addition, the Company has internally developed a patented technology for dispensing fragrance samples in a lightweight blister package as an alternative to standard vials. This new product called "Clic and Dream" was successfully launched in 2001 and is expected to gain market share in the coming years in the sample fragrance market.

Strategic Initiative

   In April 2001, the Company announced it had begun a project ("Strategic Initiative") to improve the efficiency of operations that produce pumps for its mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative is to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, the Company closed one molding operation in the U.S. and will consolidate the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of the Company's facilities in Italy. In addition, the Company is rationalizing its mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for its modular pumps.

   Charges related to the Strategic Initiative are expected to be approximately $10 million before taxes and will consist primarily of costs related to the closing of the molding operation and discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Approximately $3 million of the charges are expected to be cash outlays while the remaining $7 million will be non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives). The Strategic Initiative project relates to the Dispensing Systems segment and is expected to be completed before the end of 2002. Financial information relating to the Strategic Initiative for the year ended December 31, 2001 is set forth in Note 12 "Strategic Initiative Charges" to the Consolidated Financial Statements contained in the 2001 Annual Report to Stockholders, pages 70-72, which is incorporated herein by reference.

Pumps (62% of 2001 net sales)

   AptarGroup believes it is the leading supplier of pharmaceutical, fragrance/cosmetic and personal care fine mist pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. Pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. Pumps are sold to all five of the Company's markets. Traditional applications for pumps include perfumes, lotions, oral and nasal sprays, hair sprays and window cleaners. Applications for pumps have recently expanded to include more viscous products such as spray gels and specialized skin treatments, as well as an increasing number of food products such as butter substitutes and candy sprays. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with perfume and pharmaceutical products to lotion pumps for more viscous formulas. In 2001, 2000 and 1999, pump sales accounted for approximately 62%, 62% and 61%, respectively, of AptarGroup's net sales.

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

  Pharmaceutical

   Pumps sold to the pharmaceutical market deliver medications orally, nasally or topically. Characteristics of this market include (i) governmental regulation of the Company's pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecule development stage of a medication through the eventual distribution to the market. AptarGroup has clean room manufacturing facilities in France, Germany, Switzerland, China and the United States. The Company believes that the conversion from traditional medication forms such as pills and syringes to the use of pumps for the dispensing of medication will continue to increase. Potential opportunities for conversion from pills and syringes to pump dispensing systems include vaccines, cold and flu treatments and hormone replacement therapies.

  Personal Care

   Personal care pumps include both fine mist spray as well as lotion pumps. Sales of fine mist pumps, include use in hair care, sun care and deodorant products. The Company also supplies lotion pumps to the personal care market for products such as skin moisturizers and soap.

  Food/Beverage

   Historically, sales of the Company's pumps to this market have not been significant. However, the Company has recently increased its sales to this market with applications such as butter substitute sprays, candy sprays and condiments. The Company believes there will be additional applications for pumps in this market in the future.

Closures (22% of 2001 net sales)

   The Company believes that it is the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. The Company manufactures primarily dispensing closures and, to a small degree, some non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. Closure sales accounted for approximately 22% of AptarGroup's net sales in 2001, 2000 and 1999.

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

  Personal Care

   Historically, the majority of the dispensing closure sales have been to the personal care market. Products with dispensing closures include shampoos, shower gels, sun care lotions and toothpaste. While many personal care products in the U.S. and Europe have already converted from non-dispensing to dispensing closures, the Company expects to benefit from similar conversions in other geographic areas.

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

  Food/Beverage

   Similar to the household market, sales of dispensing closures to the food/beverage market has not represented a significant amount of total dispensing closure sales. However, the Company has recently experienced an increase in the amount of interest from food marketers who are considering utilizing dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include salad dressings, syrups, condiments, honey, water and dairy creamers. The Company believes there are tremendous growth opportunities in the food/beverage market due to the size of the non-carbonated single-serve beverage market worldwide and additional conversion from traditional non-dispensing food packages to dispensing closure systems.

Aerosol Valves (14% of 2001 net sales)

   AptarGroup believes it is one of the largest aerosol valve suppliers in North America. Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves sold by the Company are continuous spray valves with the balance being metered dose valves. Demand for aerosol valves is dependent upon the consumers' preference for application, consumer perception of environmental impact, and changes in demand for the products in this market. Aerosol valve sales accounted for approximately 14%, 14% and 15% of AptarGroup's net sales in 2001, 2000 and 1999, respectively.

   The Company has invested in manufacturing capabilities to produce accessories that are complementary to the valve, such as customized spray-through overcaps. These overcaps provide a higher degree of differentiation and convenience since the cap does not need to be removed prior to usage.

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

Research and Development

   One of the Company's competitive strengths is its commitment to innovation and providing innovative dispensing solutions for its customers. This commitment to innovation is the result of the Company's emphasis on research and development. The Company's research and development activities are directed toward developing innovative products, adapting existing products for new markets and customer requirements and lowering costs. The Company has research and development departments located in each of its five business units, which are located in the United States, France, Germany and Italy. In certain cases, the Company's customers share in the research and development expenses of customer initiated projects. This sharing of research and development expenses is not material to the total amount of the Company's research and development expenditures.

   Expenditures for research and development activities were $25.9 million, $26.9 million and $25.6 million in 2001, 2000 and 1999, respectively. The 1999 amount excludes a $3.3 million write-off of purchased research and development costs. These costs were associated with a number of products in varying stages of development.

Patents and Trademarks

   AptarGroup sells its products under the names used by its business units and is not currently offering any products under the AptarGroup name. The names used by its business units have been trademarked.

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

Backlog

   AptarGroup's sales are primarily made pursuant to standard purchase orders for delivery of products. Most orders placed with the Company are ready for delivery within 120 days. Some customers place blanket orders, which extend beyond this delivery period. However, deliveries against purchase orders are subject to change, and only a small portion of the order backlog is noncancelable. The dollar amount associated with the noncancelable portion is not material. Therefore, AptarGroup does not believe that backlog as of any particular date is indicative of future results.

Customers

   The demand for AptarGroup's products is influenced by the demand for the products of AptarGroup's customers. Demand for the products of AptarGroup's customers may be affected by general economic conditions, government regulations, tariffs and other trade barriers. AptarGroup's customers include many of the largest fragrance/cosmetic, personal care, pharmaceutical, household products and food/beverage marketers in the world. The Company has over 3,000 customers with no single customer accounting for greater than 5% of 2001 net sales. Over the past few years, a consolidation of the Company's customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of the Company's product line, its international presence, and long-term relationships with certain customers.

International Business

   A significant number of AptarGroup's operations are located outside the United States. Sales in Europe for the years ended December 31, 2001, 2000 and 1999 were approximately 54%, 53% and 54%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in England, France, Germany, Ireland, Italy, Spain and Switzerland. Other geographic areas serviced by AptarGroup include Argentina, Australia, Brazil, Canada, Czech Republic, China, India, Indonesia, Japan and Mexico, and represent approximately 8%, 8% and 6% of AptarGroup's consolidated sales for the years ended December 31, 2001, 2000 and 1999, respectively. Export sales from the United States were $62.2 million, $44.3 million and $57.9 million in 2001, 2000 and 1999, respectively.

   The Company currently has a wholly owned subsidiary located in Argentina. In 2001, the wholly owned subsidiary had net sales of approximately $8 million, approximately one half of which was sold outside of Argentina and invoiced in U.S. dollars. The subsidiary purchases certain components in either U.S. dollars or Euros, and finishes the products locally. At December 31, 2001, the subsidiary had approximately $400 thousand of net liability exposure denominated in either U.S. dollars or Euros that was revalued using a devalued Argentine Peso. This revaluation of the net liability position resulted in an unrealized foreign exchange loss reported in the results of operations of approximately $140 thousand. The Company expects business in Argentina to be disrupted during the current economic crisis, but any negative impact is not expected to be significant to the overall worldwide results of operations in 2002.

Foreign Currency

   A significant number of AptarGroup's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of AptarGroup's foreign entities. The Company's primary foreign exchange exposure is to the Euro, but the Company has foreign exchange exposure to South American and Asian currencies as well as the British pound. The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial statements. Conversely, a weakening U.S. dollar has an additive effect.

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

Employee and Labor Relations

   AptarGroup has approximately 6,600 full-time employees. Of the full-time employees, approximately 1,600 are located in North America, 4,400 are located in Europe and the remaining 600 are located in Asia and South America. Approximately 200 of the North American employees are covered by a collective bargaining agreement, while the majority of the Company's international employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain AptarGroup European operations could be costly due to local regulations regarding severance benefits. Management of AptarGroup considers its employee relations to be good.

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

Environment

   AptarGroup's manufacturing operations primarily involve plastic injection molding and automated assembly processes, and, to a limited degree, metal annodization. Historically, the environmental impact of these processes has been minimal, and management believes it meets current environmental standards in all material respects.

Government Regulation

   To date, the manufacturing operations of AptarGroup have not been significantly affected by environmental laws and regulations relating to the environment.

   Certain AptarGroup products are indirectly affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of volatile organic compounds ("VOC's") into the atmosphere. Certain states within the United States have regulations that required the reduction in the amount of VOC's that can be released into the atmosphere and the potential exists for this type of regulation to expand to a worldwide basis. These regulations required the Company's customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. The Company owns patents and has developed systems to function with alternative propellant and product formulations.

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

Item 2. Properties

   The principal offices and manufacturing facilities of AptarGroup are either owned or leased by the Company or its subsidiaries. None of the owned principal properties is subject to a lien or other encumbrance material to the operations of the Company. The Company believes that existing operating leases will be renegotiated as they expire, will be acquired through purchase options or that suitable alternative properties can be leased on acceptable terms. The Company considers the condition and extent of utilization of its manufacturing facilities and other properties to be generally good, and the capacity of its plants to be adequate for the needs of its business. The locations of the Company's principal manufacturing facilities, by country, are set forth below:

FRANCE                            GERMANY                          CHINA
 Le Neubourg                        Bohringen                        Suzhou/2/
 Le Vaudreuil                       Dortmund/1/
  Poincy                            Eigeltingen
 Verneuil Sur Avre/2/               Freyung
 Annecy                             Menden/1/

ITALY                             NORTH AMERICA                    UNITED KINGDOM
  San Giovanni Teatino (Chieti)     Cary, Illinois, USA/1/           Leeds, England
  Manoppello                        McHenry, Illinois, USA/1/
  Milan/1/                          Midland, Michigan, USA
                                    Mukwonago, Wisconsin, USA
                                    Congers, New York, USA
                                    Queretaro, Mexico/2/
                                    Stratford, Connecticut, USA
                                    Torrington, Connecticut, USA

SWITZERLAND                       IRELAND                          BRAZIL
  Messovico                         Tourmakeady, County Mayo         Sao Paulo
                                    Ballinasloe, County Gallway

ARGENTINA                         CZECH REPUBLIC
  Buenos Aires                      Ckyne

--------
/1/ Locations of facilities dedicated to the SeaquistPerfect segment.
/2/ Locations that have facilities for both the SeaquistPerfect and Dispensing
    Systems segments. All other locations not footnoted represent locations of facilities dedicated to the Dispensing Systems segment.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The information set forth in Note 18 "Quarterly Data (Unaudited)" to the Consolidated Financial Statements contained in the Company's 2001 Annual Report to Stockholders, page 80, is incorporated herein by reference. The Common Stock of AptarGroup is traded on the New York Stock Exchange (symbol: ATR). As of March 14, 2002, stockholders of record totaled approximately 600.

   During the quarter ended December 31, 2001, the FCP Aptar Savings Plan (the "Plan") purchased 475 shares of Common Stock of the Company on behalf of the participants at an average price of $33.46 per share for an aggregate amount of approximately $16 thousand. At December 31, 2001, the Plan owns 5,020 shares of Common Stock of the Company. Employees of AptarGroup S.A.S. and Valois S.A.S., subsidiaries of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

Item 6. Selected Financial Data

   The information set forth under the heading "Five Year Summary of Selected Financial Data" appearing on page 83 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

   The information set forth under the heading "Management's Discussion and Analysis" appearing on pages 84-95 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The information set forth under the heading "Management's Discussion and Analysis" appearing on pages 84-95 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The information set forth under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" appearing on pages 52-81 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   Certain information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 2002.

Item 10. Directors and Executive Officers of the Registrant

   The information set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 2002 is incorporated herein by reference.

   In addition to Messrs. Carl A. Siebel, Peter Pfeiffer and Stephen J. Hagge, each of whom is a director and executive officer of the Company and information with respect to whom is incorporated by reference in this Item 10, executive officers of the Registrant are as follows:

   Jacques Blanie, age 55, has been Executive Vice President of SeaquistPerfect Dispensing L.L.C. since 1996 and Geschaftsfuhrer of SeaquistPerfect Dispensing GmbH since 1986.

   Francois Boutan, age 59, has served in the capacity of Vice President Finance-Europe since 1998. Mr. Boutan was Financial Director and Controller of the European operations of AptarGroup from 1988 to 1998.

   Olivier De Pous, age 57, has been Directeur General of Valois S.A.S. since January 2000. Mr. De Pous was Directeur de Division Parfumerie Cosmetique of Valois S.A.S from 1997 to 1999.

   Patrick Doherty, age 46, has served as President of SeaquistPerfect Dispensing L.L.C. since October 2000. Mr. Doherty was Executive Vice President, General Manager of SeaquistPerfect Dispensing L.L.C. since April 1999, and was Vice President of Operations of SeaquistPerfect Dispensing L.L.C. since April 1993.

   Olivier Fourment, age 44, has been Directeur General of Valois S.A.S. since January 2000. Mr. Fourment was Directeur de Division Pharmacie of Valois S.A.S. from 1997 to 1999.

   Lawrence Lowrimore, age 57, has been Vice President-Human Resources of AptarGroup since 1993.

   Francesco Mascitelli, age 51, has been Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991.

   Emil Meshberg, age 54, has been Vice President of AptarGroup since February 1999, and has served as Chief Executive Officer and President of Emson Research, Inc. for more than the past five years.

   Eric S. Ruskoski, age 54, has been President of Seaquist Closures L.L.C. since 1987.

   Hans-Josef Schutz, age 57, has been Geschaftsfuhrer of the Pfeiffer Group since 1993.

   Rick Schofield, age 51, has been President of Emsar, Inc. since 1998. Mr. Schofield was President of Risdon AMS (USA), Inc. a Crown Cork and Seal Company from 1996 to 1998.

   The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 2002 is incorporated herein by reference.

Item 11. Executive Compensation

   The information set forth under the headings "Board Compensation" and "Executive Compensation" (other than "Compensation Committee Report on Executive Compensation" and "Performance Graph") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 2002 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 2002, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information set forth under the heading "Certain Transactions" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 2002 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

                                                                                               Location
                                                                                               --------
1) Financial Statements required by Item 8 of this Form
   Consolidated Balance Sheets......................................................... Annual Report, page 52
   Consolidated Statements of Income................................................... Annual Report, page 54
   Consolidated Statements of Cash Flows............................................... Annual Report, page 55
   Consolidated Statements of Changes in Equity........................................ Annual Report, page 56
   Notes to Consolidated Financial Statements.......................................... Annual Report, page 58
   Report of Independent Accountants................................................... Annual Report, page 81

2) Schedule required by Article 12 of Regulation S-X
   Report of Independent Accountants on Financial Statement Schedule................... page 16
   II--Valuation and Qualifying Accounts............................................... page 17
   All other schedules have been omitted because they are not applicable or not required.

3) Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 18-20 of this report.

   (b) Reports on Form 8-K during the quarter ended December 31, 2001:

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 21st day of March 2002.

                                          APTARGROUP, INC.
                                          (Registrant)

                                          By
                                                 /S/  STEPHEN J. HAGGE
                                             -----------------------------------
                                                      Stephen J. Hagge
                                              Executive Vice President, Chief
                                              Financial Officer and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

           Signature                        Title                  Date
           ---------                        -----                  ----
       /S/  KING HARRIS         Chairman of the Board and     March 21, 2002
-------------------------------   Director
          King Harris

      /S/  CARL A. SIEBEL       President and Chief Executive March 21, 2002
-------------------------------   Officer and Director
        Carl A. Siebel            (Principal Executive
                                  Officer)

      /S/  PETER PFEIFFER       Vice Chairman of the Board    March 21, 2002
-------------------------------   and Director
        Peter Pfeiffer

     /S/  STEPHEN J. HAGGE      Executive Vice President,     March 21, 2002
-------------------------------   Chief Financial Officer,
       Stephen J. Hagge           Secretary and Director
                                  (Principal Accounting and
                                  Financial Officer)

/S/  PROF. DR. ROBERT W. HACKER Director                      March 21, 2002
-------------------------------
  Prof. Dr. Robert W. Hacker

     /S/  ALAIN CHEVASSUS       Director                      March 21, 2002
-------------------------------
        Alain Chevassus

       /S/  RALPH GRUSKA        Director                      March 21, 2002
-------------------------------
         Ralph Gruska

      /S/  LEO A. GUTHART       Director                      March 21, 2002
-------------------------------
        Leo A. Guthart

   /S/  DR. JOANNE C. SMITH     Director                      March 21, 2002
-------------------------------
      Dr. Joanne C. Smith

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of AptarGroup, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 13, 2002, appearing in the 2001 Annual Report to Stockholders of AptarGroup, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/__PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 13, 2002

                               AptarGroup, Inc.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            (Dollars in Thousands)

                                Balance at Charged to             Deductions  Balance
                                beginning  costs and                 from     at end
                                of period   expenses  Acquisition reserve(a) of period
                                ---------- ---------- ----------- ---------- ---------
2001
Allowance for doubtful accounts   $6,927     $1,879     $   --      $1,440    $ 7,366
Inventory obsolescence reserve.    8,840      4,198         --       2,444     10,594

2000
Allowance for doubtful accounts   $6,865     $1,849     $   --      $1,787    $ 6,927
Inventory obsolescence reserve.    7,881      2,956         --       1,997      8,840

1999
Allowance for doubtful accounts   $5,132     $  679     $2,013      $  959    $ 6,865
Inventory obsolescence reserve.    6,815      2,548        512       1,994      7,881

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

 3(ii) Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference.

 4.1   Rights Agreement dated as of April 6, 1993 between the Company and Chemical Bank, as rights agent, filed as Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended
       December 31, 1993 (the "1993 10-K")(File No. 1-11846), is hereby incorporated by reference.

 4.2   Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A,
       of the Company, filed as Exhibit 6.4 of the Company's Registration Statement on Form 8-A filed under the Securities Exchange Act of 1934 on April 5, 1993 (File No. 1-11846), is hereby incorporated by reference.

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

4.4.1  First Amendment Agreement dated as of December 14, 2000 relating to the Multicurrency Credit
       Agreement dated as of June 30, 1999 among the Company, the lender party thereto, Deutsche Bank
       AG New York Branch and/or Cayman Islands and Bank of America, National Association, as Agent
       for the Lenders (File No. 1-11846), is hereby incorporated by reference.

10.1   AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1 (included as Appendix B to the
       Prospectus) to the Company's Registration Statement on Form S-1, Registration Number 33-58132,
       filed on February 10, 1993 (the "Form S-1"), is hereby incorporated by reference. **

10.2   AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2 (included as Appendix C to the Prospectus) to the Form S-1, is hereby incorporated by reference. **

10.3   Managing Director Employment Agreement dated January 2, 1981 of Mr. Peter Pfeiffer, filed as
       Exhibit 10.4 to the Form S-1, is hereby incorporated by reference. **

10.4   Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit
       10.5 to the Form S-1, is hereby incorporated by reference. **

10.5   Service Agreement dated April 22, 1993, between AptarGroup, Inc. and Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 to the 1993 10-K, is hereby incorporated by reference. **

10.6   First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and
       Carl A. Siebel, filed as Exhibit 10.7 to the 1993 10-K, is hereby incorporated by reference. **

Number and Description of Exhibit
---------------------------------

10.7 Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois
     Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.8 to the 1993 10-K, is hereby incorporated by reference. **

10.8   Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup,
       Inc., and Carl A. Siebel, filed as Exhibit 10.10 to the 1993 10-K, is hereby incorporated by reference. **

10.9   Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois
       Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company's Annual Report on Form 10-K
       for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference. **

10.10  Employment Agreement dated February 1, 1996 of Stephen J. Hagge, filed as Exhibit 10.14 of the
       Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference. **

10.11  AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference. **

10.12  AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company's Proxy
       Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference. **

10.13  Stock Purchase Agreement dated as of February 16, 1999 between AptarGroup, Inc. and The
       Meshberg Family Trust, filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on February
       26, 1999 (File No. 1-11846), is hereby incorporated by reference.

10.14  Stock Purchase Agreement dated as of February 16, 1999 among AptarGroup, Inc., Emil Meshberg and Samuel Meshberg, filed as Exhibit 2.2 to the Company's Report on Form 8-K filed on February
       26, 1999 (File No. 1-11846), is hereby incorporated by reference.

10.15  Agreement of Merger dated as of February 16, 1999 among AptarGroup, Inc., R Merger Corporation,
       R.P.M. manufacturing Company, Emil Meshberg and Ronald Meshberg, filed as Exhibit 2.3 to the
       Company's Report on Form 8-K filed on February 26, 1999 (File No. 1-11846), is hereby incorporated by reference.

10.16  Employment Agreement dated February 17, 1999, of Emil Meshberg, filed as Exhibit 10.20 of the
       Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference. **

10.17* Amendment dated February 17, 2002, to Employment Agreement dated February 17, 1999 of Emil
       Meshberg. **

10.18  Amendment No.1 to Service Agreement dated January 1, 2000 of Carl A. Siebel, filed as Exhibit
       10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File
       No. 1-11846), is hereby incorporated by reference. **

10.19  AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference. **

10.20  AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company's Proxy
       Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference. **

10.21  Employment Agreement dated March 6, 1996 of Eric S. Ruskoski, filed as Exhibit 10.17 of the
       Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-11846), is hereby incorporated by reference. **

10.22  Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 of the
       Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference. **

Number and Description of Exhibit
---------------------------------
10.23 Employment Agreement dated February 17, 2000, of Rick Schofield, filed as Exhibit 10.26 of the
      Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-11846), is hereby incorporated by reference. **

10.24 Supplement to the pension scheme agreement dated October 16, 2001 pertaining to the pension plan between AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.27 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11846), is hereby incorporated by reference. **

13*   2001 Annual Report to Stockholders (such report, except to the extent specifically incorporated herein by reference, is being furnished for the information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Form 10-K).

21*   List of Subsidiaries.

23*   Consent of Independent Accountants.

--------
*  Filed herewith.
** Management contract or compensatory plan or arrangement.