Form 10-Q
period 2002-03-31
APTARGROUP INC
filed 2002-05-14
CIK 896622

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from ______ to ______

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

                                         Yes  X              No
                                             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 9, 2002).

                                         Common Stock          35,932,988

                                AptarGroup, Inc.
                                    Form 10-Q
                          Quarter Ended March 31, 2002
                                      INDEX

        Part I.   FINANCIAL INFORMATION                                  Page
                                                                         ----
        Item 1.      Financial Statements (Unaudited)

                     Consolidated Statements of Income -
                     Three Months Ended March 31, 2002
                     and 2001                                              3

                     Consolidated Balance Sheets -
                     March 31, 2002 and December 31, 2001                  4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2002 and 2001            6

                     Notes to Consolidated Financial Statements            7

        Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         16

        Item 3.      Quantitative and Qualitative Disclosures about
                     Market Risk                                           21

        Part II.  OTHER INFORMATION

        Item 2.      Changes in Securities and Use of Proceeds             22

        Item 6.      Exhibits and Reports on Form 8-K                      22


        SIGNATURE                                                          23

                                AptarGroup, Inc.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2002 and 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                  March 31,
                                                                       --------------------------

                                                                            2002          2001
                                                                            ----          ----
Net Sales.........................................................     $   218,707     $  232,899

Operating Expenses:
         Cost of sales............................................         139,761        146,347
         Selling, research & development and administrative.......          35,060         36,581
         Depreciation and amortization............................          17,417         18,697
         Patent dispute settlement................................           4,168             --
         Strategic Initiative charges.............................              29             --
                                                                       -----------     ----------
                                                                           196,435        201,625
                                                                       -----------     ----------
Operating Income..................................................          22,272         31,274
                                                                       -----------     ----------

Other Income (Expense):
         Interest expense.........................................          (2,801)        (4,634)
         Interest income..........................................             330            671
         Equity in results of affiliates..........................            (111)           (36)
         Minority interests.......................................             (30)          (240)
         Miscellaneous, net.......................................              63            252
                                                                       -----------     ----------
                                                                            (2,549)        (3,987)
                                                                       -----------     ----------

Income Before Income Taxes........................................          19,723         27,287

Provision for Income Taxes........................................           6,448          9,113
                                                                       -----------     ----------

Net Income Before Cumulative Effect of a Change in
         Accounting Principle for Derivative Instruments and
         Hedging Activities.......................................          13,275         18,174
                                                                       -----------     ----------

Cumulative Effect of a Change in Accounting Principle.............              --            (64)
                                                                       -----------     ----------

Net Income........................................................     $    13,275         18,110
                                                                       ===========     ==========

Net Income Per Common Share:

         Basic....................................................     $       .37     $      .51
                                                                       ===========     ==========
         Diluted..................................................     $       .36     $      .50
                                                                       ===========     ==========

Average number of shares outstanding:

         Basic....................................................          35,863         35,683
         Diluted..................................................          36,679         36,344

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                March 31,          December 31,
                                                                                  2002                 2001
                                                                              ------------         ------------
Assets

Current Assets:
       Cash and equivalents ................................................   $  52,348            $  48,013
       Accounts and notes receivable, less allowance for doubtful
         accounts of $7,204 in 2002 and $7,366 in 2001 .....................     192,005              185,131
       Inventories .........................................................     113,240              120,531
       Prepayments and other ...............................................      24,197               21,240
                                                                               ---------            ---------
                                                                                 381,790              374,915
                                                                               ---------            ---------

Property, Plant and Equipment:
       Buildings and improvements ..........................................     126,405              127,017
       Machinery and equipment .............................................     699,464              690,882
                                                                               ---------            ---------
                                                                                 825,869              817,899
       Less: Accumulated depreciation ......................................    (452,629)            (441,829)
                                                                               ---------            ---------
                                                                                 373,240              376,070
       Land ................................................................       4,952                5,032
                                                                               ---------            ---------
                                                                                 378,192              381,102
                                                                               ---------            ---------

Other Assets:
       Investments in affiliates ...........................................       9,549                9,894
       Goodwill ............................................................     122,305              122,569
       Intangible assets, less accumulated amortization of $4,991 in
         2002 and $4,790 in 2001 ...........................................      13,014               13,450
       Miscellaneous .......................................................      14,055               13,397
                                                                               ---------            ---------
                                                                                 158,923              159,310
                                                                               ---------            ---------
             Total Assets ..................................................   $ 918,905            $ 915,327
                                                                               =========            =========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                           March 31,     December 31,
                                                                             2002           2001
                                                                          ----------     ------------
Liabilities and Stockholders' Equity

Current Liabilities:
       Current maturities of long-term obligations ..................      $  12,708      $  13,168
       Accounts payable and accrued liabilities .....................        147,237        140,983
                                                                           ---------      ---------
                                                                             159,945        154,151
                                                                           ---------      ---------

Long-Term Obligations ...............................................        237,656        239,387
                                                                           ---------      ---------

Deferred Liabilities and Other:
       Deferred income taxes ........................................         27,672         28,026
       Retirement and deferred compensation plans ...................         17,454         17,418
       Minority interests ...........................................          5,637          5,099
       Deferred and other non-current liabilities ...................          1,827          2,042
                                                                           ---------      ---------
                                                                              52,590         52,585
                                                                           ---------      ---------

Stockholders' Equity:
       Common stock, $.01 par value .................................            371            370
       Capital in excess of par value ...............................        124,349        122,926
       Retained earnings ............................................        501,354        490,229
       Accumulated other comprehensive income .......................       (125,245)      (114,402)
       Less treasury stock at cost, 1,228 and 1,155 shares in
           2002 and 2001, respectively ..............................        (32,115)       (29,919)
                                                                           ---------      ---------
                                                                             468,714        469,204
                                                                           ---------      ---------
       Total Liabilities and Stockholders' Equity ...................      $ 918,905      $ 915,327
                                                                           =========      =========

               See accompanying notes to consolidated statements.

                                AptarGroup, Inc.
                      Consolidated Statements of Cash Flows
                  (In thousands, brackets denote cash outflows)
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                             2002               2001
                                                                                          ----------         ---------
Cash Flows From Operating Activities:
     Net income .......................................................................   $   13,275         $  18,110
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation ...................................................................       17,179            17,571
       Amortization ...................................................................          238             1,126
       Provision for bad debts ........................................................          303               385
       Strategic initiative charges ...................................................           29                --
       Minority interests .............................................................           30               240
       Cumulative effect of accounting change, net of tax .............................           --                64
       Deferred income taxes ..........................................................          184            (1,168)
       Retirement and deferred compensation plans .....................................       (1,825)           (1,053)
       Equity in results of affiliates in excess of cash distributions received .......          111                36
       Changes in balance sheet items, excluding
         effects from foreign currency adjustments:
         Accounts receivable ..........................................................      (11,487)           (8,373)
         Inventories ..................................................................        4,826            (6,928)
         Prepaid and other current assets .............................................       (3,026)           (1,789)
         Accounts payable and accrued liabilities .....................................        9,907             2,193
         Income taxes payable .........................................................          731             6,424
         Other changes, net ...........................................................         (517)            2,174
                                                                                          ----------         ---------
Net Cash Provided by Operations .......................................................       29,958            29,012
                                                                                          ----------         ---------

Cash Flows From Investing Activities:
     Capital expenditures .............................................................      (20,363)          (20,462)
     Disposition of property and equipment ............................................          382               209
     Investments in affiliates ........................................................           --               (32)
     (Issuance)/collection of notes receivable, net ...................................          (78)              203
                                                                                          ----------         ---------
Net Cash (Used) by Investing Activities ...............................................      (20,059)          (20,082)
                                                                                          ----------         ---------

Cash Flows From Financing Activities:
     Change in notes payable ..........................................................        3,096            (4,854)
     Proceeds from long-term obligations ..............................................           12             3,068
     Repayments of long-term obligations ..............................................       (4,501)           (2,821)
     Dividends paid ...................................................................       (2,150)           (1,782)
     Proceeds from stock options exercised ............................................        1,423             2,073
     Purchase of treasury stock .......................................................       (2,196)             (737)
                                                                                          ----------         ---------
Net Cash (Used) by Financing Activities ...............................................       (4,316)           (5,053)
                                                                                          ----------         ---------

Effect of Exchange Rate Changes on Cash ...............................................       (1,248)           (3,747)
                                                                                          ----------         ---------
Net Increase in Cash and Equivalents ..................................................        4,335               130
Cash and Equivalents at Beginning of Period ...........................................       48,013            55,559
                                                                                          ----------         ---------
Cash and Equivalents at End of Period .................................................   $   52,348         $  55,689
                                                                                          ==========         =========

          See accompanying notes to consolidated financial statements.

                                AptarGroup, Inc.
                   Notes to Consolidated Financial Statements
    (Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms "AptarGroup" or "Company" as used herein refer to AptarGroup, Inc. and its subsidiaries.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

Note 2 - Inventories

At March 31, 2002 and December 31, 2001, approximately 22% and 23%, respectively, of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

                                     March 31,     December 31,
                                       2002            2001
                                   ------------    ------------
Raw materials ..................   $     43,289    $     45,370
Work in progress ...............         26,384          24,599
Finished goods .................         44,677          51,446
                                   ------------    ------------
                                        114,350         121,415
Less LIFO Reserve ..............         (1,110)           (884)
                                   ------------    ------------
Total ..........................   $    113,240    $    120,531
                                   ============    ============

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

Note 3 - Comprehensive Income/(Loss)

AptarGroup's total comprehensive income/(loss) was as follows:

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2002             2001
                                                             -----------      -----------
Net income ...............................................   $    13,275      $    18,110
    Less: foreign currency translation adjustment ........       (10,843)         (26,890)
                                                             -----------      -----------
    Total comprehensive income/(loss) ....................   $     2,432      $    (8,780)
                                                             ===========      ===========

Note 4 - Stock Repurchase Program

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company's outstanding common stock. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended March 31, 2002, the Company repurchased 73 shares for an aggregate amount of $2.2 million. The cumulative total number of shares repurchased at March 31, 2002 was 1,228 shares for an aggregate amount of $32.1 million.

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

In accordance with the transition provisions of SFAS 133, the Company recorded the following cumulative effect adjustment in earnings as of January 1, 2001:

Related to designated fair value hedging relationships
     Fair value of interest rate swaps                              $   1,868
     Offsetting changes in fair value of debt                          (1,868)
Related to foreign currency forward exchange contracts
     Fair value of foreign currency forward exchange contracts           (965)
     Previously deferred gains and losses                               1,027
Related to cross currency swap
     Fair value of cross currency swap                                  1,436
     Previously deferred gains and losses                              (1,576)
Tax effect on above items                                                  14
                                                                    ---------
Total cumulative effect of adoption on earnings, net of tax         $     (64)
                                                                    =========

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company's non-functional denominated transactions from adverse changes in exchange rates. Sales of the Company's products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales impact the Company's results of operations. The Company's policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, currency swaps, options and cross currency swaps to hedge these risks.

The Company maintains an interest rate risk management strategy to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates.

For derivative instruments designated as hedges, the Company formally documents the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness. Additionally, in order to designate any derivative instrument as hedges of an anticipated transaction, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur.

Fair Value Hedges

The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, the Company exchanges at specified intervals, the difference between fixed-rate and floating-rate amounts, which is calculated based on an agreed upon notional amount.

As of March 31, 2002, the Company has recorded the fair value of derivative instrument assets of $3.4 million in miscellaneous other assets with an offsetting adjustment to debt related to fixed-to-variable interest rate swap agreements with a notional principal value of $50 million. No gain or loss was recorded in the income statement for the quarters ended March 31, 2002 or March 31, 2001 since there was no hedge ineffectiveness.

Cash Flow Hedges

The Company did not use any cash flow hedges in the quarters ended March 31, 2002 or March 31, 2001.

Hedge of Net Investments in Foreign Operations

A significant number of the Company's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company's foreign entities. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company's financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect. The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company's net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

Other

As of March 31, 2002, the Company has recorded the fair value of foreign currency forward exchange contracts of $81 in accounts payable and accrued liabilities and $34 in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of March 31, 2002 had an aggregate contract amount of $19.7 million.

Note 6 - Contingencies

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations. See Note 11 - Subsequent Event relating to settlement of an outstanding patent dispute.

Note 7 - Segment Information

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. The Company is organized primarily based upon individual business units, which resulted from historic acquisitions or internally created business units. All of the business units sell primarily dispensing systems. These business units all require similar production processes, sell to similar classes of customers and markets, use the same methods to distribute products and operate in similar regulatory environments. Based on the current economic characteristics of the Company's business units, the Company has identified two reportable segments:
Dispensing Systems and SeaquistPerfect.

The Dispensing Systems segment is an aggregate of four of the Company's five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three products are sold to all of the markets served by the Company including the fragrance/cosmetic, pharmaceutical, personal care, household, and food/beverage markets.

SeaquistPerfect represents the Company's fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company's Annual Report to Shareholders for the year ended December 31, 2001. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses and income taxes (collectively referred to as "EBIT") excluding unusual items. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

Financial information regarding the Company's reportable segments is shown below.

                               Dispensing      SeaquistPerfect      Corporate and        Totals
Quarter ended March 31,         Systems                                 Other
--------------------------------------------------------------------------------------------------
Total Revenue

            2002                $  180,027          $   41,614                        $    221,641
            2001                   193,181              42,028                             235,209

Less: Intersegment Sales

            2002                $      240          $    2,694                        $      2,934
            2001                       134               2,176                               2,310

Net Sales

            2002                $  179,787          $   38,920                        $    218,707
            2001                   193,047              39,852                             232,899

EBIT

            2002                $   26,108          $    3,167        $    (2,814)    $     26,461
            2001                    31,549               2,600             (2,899)          31,250

Goodwill amortization of $880, $25 and $3 was included in EBIT for the quarter ended March 31, 2001 for Dispensing Systems, SeaquistPerfect, and Corporate and other, respectively.

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

         Quarter ended March 31                    2002                2001
--------------------------------------------------------------------------------
Income before income taxes

Total EBIT for reportable segments              $   26,461          $   31,250
Strategic Initiative charges/(1)/                      (99)                 --
Patent dispute settlement/(1)/                      (4,168)                 --
Interest expense, net                               (2,471)             (3,963)
                                               ---------------------------------
Income before income taxes                      $   19,723          $   27,287
                                               =================================

/(1)/ Strategic Initiative related charges and the patent dispute settlement are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

Note 8 - Earnings Per Share

AptarGroup's authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

                                           First quarter ended
                                  --------------------------------------
                                    March 31, 2002      March 31, 2001
                                  ------------------  ------------------
                                   Diluted    Basic    Diluted    Basic
                                  --------------------------------------
Consolidated operations
Income available to common
 shareholders                      $13,275   $13,275   $18,110   $18,110
                                   -------   -------   -------   -------

Average equivalent shares

Shares of common stock              35,863    35,863    35,683    35,683
Effect of dilutive stock options       816        --       661        --
                                   -------   -------   -------   -------
Total average equivalent shares     36,679    35,863    36,344    35,683
                                   -------   -------   -------   -------

Net income per share/1/            $  0.36   $  0.37   $  0.50   $  0.51
                                   =======   =======   =======   =======

/1/ Net income per share amounts for 2001 are the same when calculated using either net income before or after the cumulative effect of a change in accounting principle.

Note 9 - Strategic Initiative

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

Charges related to the Strategic Initiative are expected to be approximately $10 million before taxes and will consist primarily of costs related to the closing of the molding operation and discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Approximately $3 million of the charges are expected to be cash outlays while the remaining $7 million will be non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives). Approximately $9.6 million of such charges before tax and $6.0 million after-tax or approximately $0.17 per diluted share were recorded in 2001. No charges were recorded in the first quarter of 2001. Of the $9.6 million recorded beginning in the second quarter ended June 30, 2001, approximately $1.8 million was included in the Company's depreciation and amortization expense, $0.2 million was included in the Company's cost of sales and $7.6 million was shown on a separate line of the income statement. Detail of the pre-tax charges and changes in the reserves for the quarter ended March 31, 2002 (in thousands) is shown in the following table:

                                                     Charges for
                                                      the three
                                         Beginning      months                    Charged       Ending
                                         Reserve at     ended                     Against     Reserve at
                                           1/1/02      03/31/02    Cash Paid      Assets       03/31/02
                                        -----------------------------------------------------------------
  Employee severance                     $      469   $       --   $     (136)   $       --   $      333
  Other costs                                 1,056           29         (250)           --          835
                                        -----------------------------------------------------------------
  Subtotal                               $    1,525   $       29   $     (386)   $       --   $    1,168
  Accelerated depreciation                       --           70           --           (70)          --
                                        -----------------------------------------------------------------
  Total Strategic Initiative related
  costs                                  $    1,525   $       99   $     (386)   $      (70)  $    1,168
                                        =================================================================

Charges for asset impairment write-downs recorded in 2001 were impairment charges recorded for fixed assets held and used in the manufacture of non-modular pumps. These non-modular pumps will continue to be sold during the Strategic Initiative project, but will be discontinued once adequate capacity to produce modular pumps has been established. The undiscounted expected future cash flows for products using these non-modular pumps during this phase out period were less than the carrying value of the specific identifiable assets used to generate these cash flows and thus an impairment charge was recognized in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An impairment charge of $5.5 million in the quarter ended June 30, 2001 was calculated by subtracting the fair market value of the assets held and used in the manufacture of non-modular pumps (determined by discounting the expected future cash flows for products using these non-modular pumps) from the carrying value of these assets.

As part of the Strategic Initiative, certain long-lived assets will be taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation ("Accelerated Depreciation"), of which $1.8 million was recognized in 2001 and $0.1 million was recorded in the quarter ended March 31, 2002. An additional charge of approximately $0.1 million associated with Accelerated Depreciation is expected in future periods.

The Strategic Initiative will result in personnel reductions in the U.S. of approximately 170 people or approximately 10% of all the Company's U.S. employees. The majority of these personnel reductions will be manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs are based upon a formula including salary levels and years of service. Approximately $800 has been accrued and was included in the Strategic Initiative charges shown in the income statement in 2001. Offsetting these personnel reductions will be an increase in personnel of approximately 80 people in Italy to support the centralization of the base cartridge production and assembly. As of March 31, 2002, 89 people have been terminated resulting in a cash payment of $467 through March 31, 2002.

In addition to the involuntary severance costs described above, a retention or stay bonus will be paid to employees who remain with the Company during the phase-out period. This stay bonus, which is estimated to be approximately $600, is also based upon salary levels and years of service. The stay bonus is being accrued over the future periods in which the employees earn the benefits.

Approximately $485 of the stay bonus was accrued in 2001 and an additional $29 was accrued in the quarter ended March 31, 2002, of which approximately $229 was paid in 2001 and $111 was paid in 2002. In addition, as a result of closing down the molding operation, the Company will be required to refund an abatement of approximately $500 to a utility provider and expects to spend approximately $300 to refurbish the leased molding facility that was vacated in the first quarter 2002. Approximately $139 was spent through March 31, 2002. These are included in other costs in the preceding table.

During 2001, approximately $170 of training costs was incurred in Italy to train the new workers who were hired to support the centralization of the base cartridge production and assembly. These training costs are included in cost of sales in the income statement in 2001. No additional training costs were incurred in the quarter ended March 31, 2002. It is expected that training costs over the course of the project will cost approximately $500.

Note 10 -Goodwill and Other Intangible Assets - Adoption of Statement 142

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill needs to be recorded. Also pursuant to the standard, the Company has ceased recording of goodwill amortization in 2002. The table below shows income before income taxes, net income and earnings per share amounts for the quarters ended March 31, 2002 and March 31, 2001 adjusted to add back goodwill amortization and related tax effects for the first quarter 2001.

                                                          For the Quarter Ended March 31,
                                                          -------------------------------
                                                               2002              2001
                                                               ----              ----
Reported income before income taxes                        $    19,723       $    27,287
Add back: Goodwill amortization                                     --               908
                                                            ----------       -----------
Adjusted income before income taxes                        $    19,723       $    28,195
                                                           ===========       ===========

Reported net income                                        $    13,275       $    18,110
Add back: After tax impact of goodwill amortization                 --               864
                                                           -----------       -----------
Adjusted net income                                        $    13,275       $    18,974
                                                           ===========       ===========

Basic earnings per share:

    Reported net income                                     $      .37       $       .51
    Goodwill amortization                                           --               .02
                                                            ----------       -----------
    Adjusted net income                                     $      .37       $       .53
                                                            ==========       ===========

Diluted earnings per share:

    Reported net income                                     $      .36       $       .50
    Goodwill amortization                                           --               .02
                                                            ----------       -----------
    Adjusted net income                                     $      .36       $       .52
                                                            ==========       ===========

The Company does not have any intangible assets with indefinite lives. The table below shows a summary of intangible assets as of March 31, 2002 and December 31, 2001.

                                                March 31, 2002                              December 31, 2001
                                     ---------------------------------------------------------------------------------------------
                                         Gross                                          Gross
                                        Carrying      Accumulated                      Carrying      Accumulated
                                         Amount      Amortization     Net Value         Amount       Amortization     Net Value
                                     ---------------------------------------------------------------------------------------------
Patents                              $      12,355   $     (2,564)  $        9,791  $      12,549   $      (2,430)  $       10,119
License agreements, organization
costs, trademarks and other                  5,650         (2,427)           3,223          5,691          (2,360)           3,331
                                     -------------   ------------   --------------  -------------   -------------   --------------
Total intangible assets              $      18,005   $     (4,991)  $       13,014  $      18,240   $      (4,790)  $       13,450
                                     =============   ============   ==============  =============   =============   ==============

Aggregate amortization expense of the quarters ended March 31, 2002 and 2001 was $238 and $218 respectively. Amortization expense is estimated to be approximately $1 million per year for each of the next five years.

The changes in the carrying amount of goodwill since the year ended December 31, 2001, are as follows by reporting segment:

                                             Dispensing Systems   SeaquistPerfect
                                                  Segment             Segment           Total
                                             ---------------------------------------------------
Balance as of January 1, 2001                  $     120,709        $     1,860      $  122,569
Foreign currency exchange effects                       (264)                --            (264)
                                               -------------        -----------      ----------
Balance as of March 31, 2002                   $     120,445        $     1,860      $  122,305
                                               =============        ===========      ==========

Note 11 - Subsequent Event

On May 13, 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial scheduled to begin in late 2002. As part of the settlement, the parties have entered into a cross-license agreement. As a result of the settlement, the Company has recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in the quarter ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        (Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)

Results of Operations

Net sales for the quarter ended March 31, 2002 totaled $218.7 million, a decrease of approximately $14.2 million or 6% from the corresponding period of 2001. Net sales were negatively affected by the translation of AptarGroup's foreign sales into U.S. dollars due to the stronger U.S. dollar relative to the same three-month period of 2001. Net sales, excluding changes in foreign currency exchange rates ("Core Sales"), decreased 4% compared to the prior year. Core Sales of the Company's products sold to the pharmaceutical market increased significantly over the prior year while Core Sales of the Company's products sold to the fragrance/cosmetic market decreased sharply over the prior year record levels. Core Sales to the personal care, household, and food/beverage markets all decreased slightly from the prior year.

The following table sets forth for the periods indicated, net sales by geographic region.

                           2002      % of Total            2001      % of Total
--------------------------------------------------------------------------------
Domestic             $   80,770             37%      $   84,931             37%
Europe                  119,319             55%         128,653             55%
Other Foreign            18,618              8%          19,315              8%

Cost of sales as a percent of net sales increased to 63.9% in the first quarter of 2002 compared to 62.8% in the same period a year ago. The cost of sales percentage was negatively impacted by the following factors:
..   Underutilized fixed costs worldwide due to the decrease in sales of pumps in the first quarter, particularly to the fragrance/cosmetic market.
..   Continued price pressure particularly in the closures business.

Partially offsetting these negative factors were the following positive impacts:
..   Strong sales of the Company's products to the pharmaceutical market.
..   Cost reduction programs implemented both in the U.S. and Europe.

Selling, research & development and administrative expenses (SG&A) decreased more than 4% to $35.1 million in the first quarter of 2002 compared to $36.6 million in the same period a year ago. SG&A decreased primarily due to cost containment efforts in all the business units, in particular, cost reductions related to the Strategic Initiative project. SG&A increased slightly as a percentage of net sales to 16.0% from 15.7% recorded a year ago.

Depreciation and amortization decreased approximately $1.3 million to $17.4 million compared to $18.7 million a year ago. The prior year amount includes approximately $0.9 million of goodwill amortization that is not in the current year amount. The remainder of the decrease is primarily due to assets taken out of service as part of the Strategic Initiative project, as well as the effect of translating the depreciation of foreign entities into U.S. dollars using a stronger U.S. dollar relative to the same period a year ago.

Subsequent to the quarter ended March 31, 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial that was scheduled to begin in late 2002. As part of the settlement, the parties have entered into a cross-license agreement. Patent dispute settlement charges of $4.2 million were recorded in the quarter ended March 31, 2002.

Operating income decreased to $22.3 million compared to $31.3 million in the prior year primarily due to the patent dispute settlement charges and the decrease in sales mentioned above. Excluding the patent dispute settlement charges, operating income decreased to $26.4 million compared to the $31.3 million in the prior year. Strategic Initiative related charges were not significant in the quarters presented.

Net other expenses decreased to $2.5 million in the first quarter 2002 from $4.0 million in the prior year. The decrease is primarily due to a reduction in interest expense in excess of interest income ("net interest") of approximately $1.5 million. This reduction in net interest is primarily due to a reduction in interest rates combined with decreasing debt levels compared to the prior year.

The effective tax rate for the three months ended March 31, 2002 was 32.7%, compared to 33.4% for the same period a year ago. The decrease in the effective tax rate is primarily attributed to the mix of income earned and elimination of non-deductible goodwill amortization in 2002.

Net income for the first quarter decreased 27% to $13.3 million compared to $18.2 million in the first quarter of 2001 before cumulative effect of a change in accounting principle. Excluding the patent dispute settlement, net income decreased approximately 12% to $16.0 million compared to the $18.2 million recorded in the first quarter of 2001.

Dispensing Systems Segment

The Dispensing Systems segment is an aggregate of four of the Company's five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets served by the Company including the fragrance/cosmetic, personal care, pharmaceutical, household and food/beverage markets.

Net sales for the quarter ended March 31, 2002 decreased 7% or $13.2 million to $179.8 million from $193.0 million reported in the first quarter of the prior year. Strong sales of the segment's products to the pharmaceutical market were more than offset by a decrease in sales of the segment's products to all of the other markets served, in particular to the fragrance/cosmetic market.

Segment EBIT decreased 17% for the quarter ended March 31, 2002 to $26.1 million compared to $31.5 million reported in the prior year. Excluding goodwill amortization from the prior year, EBIT decreased 19%. The decrease in EBIT from the prior year is primarily related to underutilized fixed costs worldwide due to the decrease in sales of pumps to the fragrance/cosmetic market, as well as continued price pressure, particularly for dispensing closures.

SeaquistPerfect Segment

SeaquistPerfect represents the Company's fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

Net sales for the quarter ended March 31, 2002 decreased 3% or approximately $1.0 million to $38.9 million from $39.9 million reported in the first quarter of the prior year. Unit sales of aerosol valves in North America decreased as anticipated due to the high level of aerosol valve sales in the first quarter of 2001. Sales of non-aerosol spray and lotion pumps were also slightly lower than the prior year first quarter. Sales in Europe increased over the prior year, but due to the strengthening of the U.S. dollar compared to the Euro over the prior year first quarter, sales translated in U.S. dollars decreased slightly.

In spite of the decrease in sales, segment EBIT for the quarter ended March 31, 2002 increased 23% to $3.2 million from $2.6 million in the prior year. The increase in EBIT is primarily due to higher sales of non-aerosol pumps in Europe and cost savings programs implemented worldwide. Goodwill amortization was not material for the SeaquistPerfect segment.

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

Liquidity and Capital Resources

Net cash provided by operations in the first three months of 2002 increased to $30.0 million compared to $29.0 million in the same period a year ago. The increase is primarily attributed to less cash used for working capital in 2002 than for the same period a year ago. During the first quarter of 2002, the Company utilized the majority of operating cash flows to finance capital expenditures, repurchase Company stock, and pay dividends to shareholders. The Company will pay for the patent dispute settlement and the cross-license agreement referred to Note 11- Subsequent Event in the second quarter of 2002. Cash and equivalents increased to $52.3 million at March 31, 2002 compared to $48.0 million at December 31, 2001.

Net cash used by investing activities in the three months of 2002 and 2001 remained unchanged at $20.1 million. Capital expenditures in the first quarter of 2002 were approximately $20 million or the same amount as capital expenditures in the first quarter of 2001. Cash outlays for capital expenditures for 2002 are estimated to be approximately $80 million. The Company estimates that approximately 35% of the capital expenditures in 2002 will be spent on maintenance of business.

Net cash used by financing activities decreased to $4.3 million in the first three months of 2002 compared to $5.1 million in 2001. The slight decrease in net cash used by financing activities is primarily due to a decrease in repayment in interest bearing debt in 2002 compared to the prior year offset by the purchase of more treasury stock in the first quarter of 2002 compared to 2001. The ratio of net debt to total net capitalization was 29.7% and 30.4% at March 31, 2002 and December 31, 2001, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder's equity plus net debt.

The Company has a $100 million, multi-year, multi-currency unsecured revolving credit agreement. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on the financial condition of the Company. At March 31, 2002, the amount unused and available under this agreement was $27 million. At December 31, 2001, the amount unused and available under this agreement was $24 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. Since management has the ability and intent to do so, an additional $27 million and $24 million of short-term obligations representing the unused and available amount under the credit agreement have been reclassified as long-term obligations as of March 31, 2002 and December 31, 2001, respectively.

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

The Company believes it is in a strong financial position and has the financial resources to meet business requirements in the foreseeable future. The Company has historically used cash flow from operations as its primary source of liquidity. In the case that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, the Company would have the ability to restrict and significantly reduce capital expenditure levels which historically have been the most significant use of cash for the Company.

The Board of Directors declared a quarterly dividend of $.06 per share payable on May 22, 2002 to shareholders of record as of May 1, 2002.

Adoption of Accounting Standards

In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has performed a preliminary assessment and has determined that this statement will not have any immediate impact on the Company upon adoption.

Outlook

The demand for the Company's fragrance/cosmetic products sold to the low to mid range of the market is expected to improve in the second quarter of 2002 while sales of the Company's products to the upper end of the fragrance/cosmetic market is anticipated to remain weak. Sales of the Company's products to the pharmaceutical market are expected to remain strong in the second quarter as well. The outlook for the sales of the Company's products to the other markets for the second quarter also remains positive. In spite of the improving sales over the first quarter of 2002, sales for the second quarter of 2002 are still expected to be below the prior year second quarter due to the strong sales recorded in the second quarter of 2001.

The Company expects second quarter 2002 diluted earnings per share to be in the range of $.48 to $.54 per share, excluding any Strategic Initiative related charges, compared to $.41 per share reported in the second quarter of 2001. On a comparable basis (excluding strategic initiative related charges of $.13 per share and goodwill amortization of $.02 per share) diluted earnings per share were $.56 per share in the second quarter of 2001. Customers continue to be optimistic about business conditions improving in the second half of the year, and as a result, the Company continues to target double-digit earnings growth for the full year of 2002 on a comparable basis over 2001.

Forward-Looking Statements

This Management's Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management's beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company's actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in the Company's operations and business environment, including but not limited to direct or indirect consequences of acts of war or terrorism, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, interest rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company's acquisitions, and other risks associated with the Company's operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

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

The table below provides information as of March 31, 2002, about the Company's forward currency exchange contracts. All the contracts expire before the end of the third quarter of 2002.

                                                             Average Contractual
Buy/Sell                                   Contract Amount   Exchange Rate
--------------------------------------------------------------------------------
Euro/U.S. Dollar                         $        15,578           1.1448
Euro/British Pound                                 1,468           1.6236
U.S. Dollar/Chinese Yuan                           1,178            .1207
Other                                              1,439
                                        ----------------
Total                                   $         19,663
                                        ================

The other contracts in the above table represent contracts to buy or sell various other currencies (principally Asian and Australian). As of March 31, 2002, the Company has recorded the fair value of foreign currency forward exchange contracts of $81 in accounts payable and accrued liabilities and $34 in prepayments and other in the balance sheet.

All forward exchange contracts outstanding as of March 31, 2001 had an aggregate contract amount of $20.8 million.

At March 31, 2002, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate (which was 2.0% at March 31, 2002) and receive a fixed rate of 6.6%. The variable rates are adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates would produce changes in the Company's net income. If interest rates increase by 10%, net income related to the interest rate swap agreements would decrease by approximately $100 assuming a tax rate of 33%. As of March 31, 2002, the Company has recorded the fair value of derivative instrument assets of $3.4 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreements. No gain or loss was recorded in the income statement in 2002 since there was no hedge ineffectiveness.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2002, the FCP Aptar Savings Plan (the "Plan") sold 50 shares of Common Stock of the Company on behalf of the participants at an average price of $34.50 per share for an aggregate amount of $1,725. At March 31, 2002, the Plan owns 4,970 shares of Common Stock of the Company. Certain employees of AptarGroup S.A.S., and Valois S.A.S., subsidiaries of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)  There are no Exhibits accompanying this Form 10-Q

            b) On April 16, 2002 the Company filed a report on Form 8-K, pursuant to Item 5 of Form 8-K, disclosing quarterly revenue and earnings data by reportable segment for the year 2001.

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

Date: May 14, 2002