Form 10-Q
period 2002-06-30
APTARGROUP INC
filed 2002-08-12
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

815-477-0424
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒        NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 5, 2002)

Common Stock        35,938,006

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2002

AptarGroup, Inc.

Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Sales	$233,154	$231,769	$451,861	$464,668
Operating Expenses:
Cost of sales	148,504	143,662	288,265	290,009
Selling, research & development and administrative	37,995	37,297	73,055	73,878
Depreciation and amortization	16,737	17,906	34,154	36,603
Patent dispute settlement	—	—	4,168	—
Strategic Initiative charges	946	7,275	975	7,275

	204,182	206,140	400,617	407,765

Operating Income	28,972	25,629	51,244	56,903

Other Income (Expense):
Interest expense	(2,776)	(4,265)	(5,577)	(8,899)
Interest income	358	370	688	1,041
Equity in results of affiliates	(75)	(74)	(186)	(110)
Minority interests	48	(156)	18	(396)
Miscellaneous, net	(425)	565	(362)	817

	(2,870)	(3,560)	(5,419)	(7,547)

Income Before Income Taxes	26,102	22,069	45,825	49,356
Provision for Income Taxes	8,563	6,879	15,011	15,992

Net Income Before Cumulative Effect of a Change in Accounting Principle for Derivative Instruments and Hedging Activities	17,539	15,190	30,814	33,364
Cumulative Effect of a Change in Accounting Principle	—	—	—	(64)

Net Income	$17,539	$15,190	$30,814	$33,300

Net Income Per Common Share:
Basic	$.49	$.42	$.86	$.93

Diluted	$.48	$.41	$.84	$.91

Average Number of Shares Outstanding:
Basic	35,940	35,795	35,902	35,739
Diluted	36,893	36,649	36,777	36,491

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current Assets:
Cash and equivalents	$62,864	$48,013
Accounts and notes receivable, less allowance for doubtful accounts of $7,326 in 2002 and $7,366 in 2001	208,480	185,131
Inventories	121,301	120,531
Prepayments and other	30,019	21,240

	422,664	374,915

Property, Plant and Equipment:
Buildings and improvements	139,318	127,017
Machinery and equipment	766,512	690,882

	905,830	817,899
Less: Accumulated depreciation	(497,775)	(441,829)

	408,055	376,070
Land	5,465	5,032

	413,520	381,102

Other Assets:
Investments in affiliates	10,194	9,894
Goodwill	126,497	122,569
Intangible assets, less accumulated amortization of $5,810 in 2002 and $4,790 in 2001	15,142	13,450
Miscellaneous	15,392	13,397

	167,225	159,310

Total Assets	$1,003,409	$915,327

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term obligations	$6,066	$13,168
Accounts payable and accrued liabilities	161,439	140,983

	167,505	154,151

Long-Term Obligations	241,207	239,387

Deferred Liabilities and Other:
Deferred income taxes	29,144	28,026
Retirement and deferred compensation plans	19,325	17,418
Minority interests	5,997	5,099
Deferred and other non-current liabilities	2,158	2,042

	56,624	52,585

Stockholders’ Equity:
Common stock, $.01 par value	372	370
Capital in excess of par value	125,903	122,926
Retained earnings	516,738	490,229
Accumulated other comprehensive loss	(72,762)	(114,402)
Less treasury stock at cost, 1,230 and 1,155 shares in 2002 and 2001, respectively	(32,178)	(29,919)

	538,073	469,204

Total Liabilities and Stockholders’ Equity	$1,003,409	$915,327

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

Consolidated Statements of Cash Flows
(In thousands, brackets denote cash outflows)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$30,814	$33,300
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	33,641	34,284
Amortization	513	2,319
Provision for bad debts	607	809
Strategic initiative charges	975	7,275
Minority interests	(18)	396
Cumulative effect of accounting change	—	64
Deferred income taxes	(854)	(3,546)
Retirement and deferred compensation plans	(1,034)	(139)
Equity in results of affiliates in excess of cash distributions received	186	110
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(9,807)	(19,576)
Inventories	5,390	(11,377)
Prepaid and other current assets	(5,181)	(1,965)
Accounts payable and accrued liabilities	6,791	(2,958)
Changes in income taxes payable	1,102	2,975
Other changes, net	511	4,785

Net cash provided by operations	63,636	46,756

Cash Flows From Investing Activities:
Capital expenditures	(42,623)	(42,549)
Disposition of property and equipment	1,607	811
Intangible assets	(1,109)	(177)
Investments in affiliates	—	(68)
Collection of notes receivable, net	405	65

Net cash used by investing activities	(41,720)	(41,918)

Cash Flows From Financing Activities:
Decrease in notes payable	(5,980)	(10,272)
Proceeds from long-term obligations	375	1,114
Repayments of long-term obligations	(3,063)	(5,488)
Dividends paid	(4,305)	(3,570)
Proceeds from stock options exercised	2,979	4,346
Purchase of Treasury Stock	(2,259)	(1,760)

Net cash used by financing activities	(12,253)	(15,630)

Effect of Exchange Rate Changes on Cash	5,188	(4,324)

Net Increase (Decrease) in Cash and Equivalents	14,851	(15,116)
Cash and Equivalents at Beginning of Period	48,013	55,559

Cash and Equivalents at End of Period	$62,864	$40,443

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

Notes To Consolidated Financial Statements
(In thousands, except per share amounts, or otherwise indicated)
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms “AptarGroup” or “Company” as used herein refer to AptarGroup, Inc. and its subsidiaries.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report to Shareholders incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

Note 2—Inventories

At June 30, 2002 and December 31, 2001, approximately 21% and 23%, respectively, of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

	June 30, 2002	December 31, 2001
Raw materials	$50,146	$45,370
Work in progress	26,371	24,599
Finished goods	46,118	51,446

	122,635	121,415
Less LIFO Reserve	(1,334)	(884)

Total	$121,301	$120,531

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

Note 3—Comprehensive Income (Loss)

AptarGroup’s total comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net income	$17,539	$15,190	$30,814	$33,300
Add/(Subtract): change in foreign currency translation adjustment	52,483	(11,566)	41,640	(38,456)

Total comprehensive income (loss)	$70,022	$3,624	$72,454	$(5,156)

Note 4—Stock Repurchase Program

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended June 30, 2002, the Company repurchased one thousand seven hundred shares for an aggregate amount of $62.9 thousand. For the six months ended June 30, 2002, the Company repurchased 75 thousand shares for an aggregate amount of $2.3 million. The cumulative total number of shares repurchased at June 30, 2002 was 1.2 million shares for an aggregate amount of $32.2 million.

Note 5—Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Account Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related amendment SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These standards require that all derivative financial instruments be recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

In accordance with the transition provisions of SFAS 133, the Company recorded the following cumulative effect adjustment in earnings as of January 1, 2001:

Related to designated fair value hedging relationships
Fair value of interest rate swaps	$1,868
Offsetting changes in fair value of debt	(1,868)
Related to foreign currency forward exchange contracts
Fair value of foreign currency forward exchange contracts	(965)
Previously deferred gains and losses	1,027
Related to cross currency swap
Fair value of cross currency swap	1,436
Previously deferred gains and losses	(1,576)
Tax effect on above items	14

Total cumulative effect of adoption on earnings, net of tax	$(64)

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional currency denominated transactions from adverse changes in exchange rates. Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales impact the Company’s results of operations. The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, currency swaps, options and cross currency swaps to hedge these risks.

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

As of June 30, 2002, the Company has recorded the fair value of derivative instrument assets of $5.2 million in miscellaneous other assets with an offsetting adjustment to debt related to fixed-to-variable interest rate swap agreements with a notional principal value of $50 million. No gain or loss was recorded in the income statement for the quarters ended June 30, 2002 or June 30, 2001 since there was no hedge ineffectiveness.

Cash Flow Hedges

The Company did not use any cash flow hedges in the quarters or six months ended June 30, 2002 or June 30, 2001.

Hedge of Net Investments in Foreign Operations

A significant number of the Company’s operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company’s foreign entities. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on the Company’s financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect. The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

Other

As of June 30, 2002, the Company has recorded the fair value of foreign currency forward exchange contracts of $32 thousand in accounts payable and accrued liabilities and $1.7 million in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of June 30, 2002 had an aggregate contract amount of $30.0 million.

Note 6—Contingencies

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position or results of operations.

On May 13, 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial scheduled to begin in late 2002. As part of the settlement, the parties have entered into a cross-license agreement. As a result of the settlement, the Company recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in the quarter ended March 31, 2002.

Note 7—Segment Information

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. The Company is organized primarily based upon individual business units, which resulted from historic acquisitions or internally created business units. All of the business units sell primarily dispensing systems. These business units all require similar production processes, sell to similar classes of customers and markets, use the same methods to distribute products and operate in similar regulatory environments. Based on the current economic characteristics of the Company’s business units, the Company has identified two reportable segments: Dispensing Systems and SeaquistPerfect.

The Dispensing Systems segment is an aggregate of four of the Company’s five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three products are sold to all of the markets served by the Company including the fragrance/cosmetic, pharmaceutical, personal care, household, and food/beverage markets.

SeaquistPerfect represents the Company’s fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report to Shareholders for the year ended December 31, 2001. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses and income taxes (collectively referred to as “EBIT”) excluding non recurring items. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

Financial information regarding the Company’s reportable segments is shown below.

Three months ended June 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals
Total Revenue
2002	$192,941	$43,006		$235,947
2001	195,815	38,267		234,082
Less: Intersegment Sales
2002	$1,278	$1,515		$2,793
2001	340	1,973		2,313
Net Sales
2002	$191,663	$41,491		$233,154
2001	195,475	36,294		231,769
EBIT
2002	$30,262	$3,038	$(3,476)	$29,824
2001	34,706	1,681	(2,684)	33,703

Six months ended June 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals
Total Revenue
2002	$372,968	$84,620		$457,588
2001	388,996	80,295		469,291
Less: Intersegment Sales
2002	$1,518	$4,209		$5,727
2001	474	4,149		4,623
Net Sales
2002	$371,450	$80,411		$451,861
2001	388,522	76,146		464,668
EBIT
2002	$56,370	$6,205	$(6,290)	$56,285
2001	66,255	4,281	(5,583)	64,953

Goodwill amortization of $875, $25 and $3 was included in EBIT for the three months ended June 30, 2001 for Dispensing Systems, SeaquistPerfect, and Corporate and Other, respectively. Goodwill amortization of $1,755, $50 and $6 was included in EBIT for the six months ended June 30, 2001 for Dispensing Systems, SeaquistPerfect, and Corporate and Other, respectively.

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Income before income taxes
Total EBIT for reportable segments	$29,824	$33,703	$56,285	$$64,953
Strategic Initiative charges ¹	(1,304)	(7,739)	(1,403)	(7,739)
Patent dispute settlement ¹	—	—	(4,168)	—
Interest expense, net	(2,418)	(3,895)	(4,889)	(7,858)

Income before income taxes	$26,102	$22,069	$45,825	$49,356

¹ Strategic Initiative related charges and the patent dispute settlement are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

Note 8—Earnings Per Share

AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2002		June 30, 2001
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$17,539	$17,539	$15,190	$15,190

Average equivalent shares
Shares of common stock	35,940	35,940	35,795	35,795
Effect of dilutive stock options	953	—	854	—

Total average equivalent shares	36,893	35,940	36,649	35,795

Net income per share ¹	$0.48	$0.49	$0.41	$0.42

¹ Net income per share amounts for 2001 are the same when calculated using either net income before or after the cumulative effect of a change in accounting principle.

	Six months ended
	June 30, 2002		June 30, 2001
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$30,814	$30,814	$33,364	$33,364

Average equivalent shares
Shares of common stock	35,902	35,902	35,739	35,739
Effect of dilutive stock options	875	—	752	—

Total average equivalent shares	36,777	35,902	36,491	35,739

Net income per share ¹	$0.84	$0.86	$0.91	$0.93

¹ Net income per share amounts for 2001 are the same when calculated using either net income before or after the cumulative effect of a change in accounting principle.

Note 9—Strategic Initiative

In April 2001, the Company announced it had begun a project (“Strategic Initiative”) to improve the efficiency of operations that produce pumps for its mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative is to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, the Company closed one molding operation in the U.S. and is in the process of consolidating the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of the Company’s facilities in Italy. The Company has also decided to close several of its sales offices in certain foreign countries. In addition, the Company is rationalizing its mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for its modular pumps.

Charges related to the Strategic Initiative are expected to be approximately $11.1 million before taxes and will consist primarily of costs related to the closing of the molding operation, sales offices and discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Since the beginning of the project in 2001, through June 30, 2002, approximately $11.0 million of the estimated $11.1 million of charges on a pretax basis has been recorded. Approximately $2.0 million was included in the Company’s depreciation and amortization expense, $.5 million was included in the Company’s cost of sales and $8.5 million was shown on a separate line of the income statement. Of the total expected charges of $11.1 million, approximately $3.6 million of the charges are expected to be cash outlays while the remaining $7.5 million will be non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives). Detail of the pre-tax charges and changes in the reserves for the six months ended June 30, 2002 (in thousands) is shown in the following table:

	Beginning Reserve at 1/1/02	Charges for the six months ended 06/30/02	Cash Paid	Charged Against Assets	Ending Reserve at 06/30/02
Employee severance	$469	$1,120	$(423)	$—	$1,166
Other costs	1,056	(145)	(463)	—	448

Subtotal	1,525	975	(886)	—	1,614
Accelerated depreciation	—	140	—	(140)	—
Training Costs	—	288	(288)	—	—

Total Strategic Initiative related costs	$1,525	$1,403	$(1,174)	$(140)	$1,614

Charges for asset impairment write-downs recorded in 2001 were impairment charges recorded for fixed assets held and used in the manufacture of non-modular pumps. These non-modular pumps continue to be sold during the Strategic Initiative project, but will be discontinued once adequate capacity to produce modular pumps has been established. The undiscounted expected future cash flows for products using these non-modular pumps during this phase out period were less than the carrying value of the specific identifiable assets used to generate these cash flows and thus an impairment charge was recognized in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” An impairment charge of $5.5 million in the second quarter of 2001 was calculated by subtracting the fair market value of the assets held and used in the manufacture of non-modular pumps (determined by discounting the expected future cash flows for products using these non-modular pumps) from the carrying value of these assets.

As part of the Strategic Initiative, certain long-lived assets have been taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company changed the estimated useful lives of such assets, resulting in an acceleration of depreciation (“Accelerated Depreciation”), of which $1.9 million was recognized in 2001 and $.1 million was recorded in the six months ended June 30, 2002. There will be no additional charges associated with Accelerated Depreciation in future periods.

The Strategic Initiative will result in personnel reductions in the U.S. of approximately 175 people or approximately 10% of all the Company’s U.S. employees and approximately 30 people outside of the U.S. The majority of these personnel reductions will be manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs are based upon a formula including salary levels and years of service. Approximately $.8 million has been accrued and was included in the Strategic Initiative charges shown in the income statement in 2001 and an additional $1.1 million was accrued and included in the Strategic Initiative charges in 2002 due to additional personal reductions. Offsetting these personnel reductions will be an increase in personnel of approximately 70 people in Italy to support the centralization of the base cartridge production and assembly. As of June 30, 2002, 100 people have been terminated resulting in a cash payment of $.8 million through June 30, 2002.

In addition to the involuntary severance costs described above, a retention or stay bonus will be paid to employees who remain with the Company during the phase-out period. This stay bonus, which is estimated to be approximately $.6 million, is also based upon salary levels and years of service. The stay bonus is being accrued over the future periods in which the employees earn the benefits.

Approximately $.5 million of the stay bonus was accrued in 2001 and an additional $.1 million was accrued in the six months ended June 30, 2002, of which approximately $.2 million was paid in 2001 and $.2 million was paid in 2002. In addition, as a result of closing down the molding operation, the Company will be required to refund an abatement of approximately $.3 million to a utility provider of which $.1 million was paid. The Company also spent approximately $.2 million to refurbish the leased molding facility that was vacated in the first quarter 2002. These are included in other costs in the preceding table. The amount recorded through six months of 2002 for other costs is negative due to the reversal of approximately $.2 million of accruals no longer needed.

Approximately $.2 million and $.3 million of training costs were incurred in Italy in 2001 and 2002, respectively, to train the new workers who were hired to support the centralization of the base cartridge production and assembly. These training costs are included in cost of sales in the income statement.

Note 10—Goodwill and Other Intangible Assets—Adoption of Statement 142

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill needs to be recorded. Also pursuant to the standard, the Company has ceased recording of goodwill amortization in 2002. The table below shows income before income taxes, net income and earnings per share amounts for the quarters and six months ended June 30, 2002 and June 30, 2001, adjusted to add back goodwill amortization and related tax effects for 2001.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Reported income before income taxes	$26,102	$22,069	$45,825	$49,356
Add back: Goodwill amortization	—	903	—	1,811

Adjusted income before income taxes	$26,102	$22,972	$45,825	$51,167

Reported net income	$17,539	$15,190	$30,814	$33,300
Add back: After tax impact of goodwill amortization	—	860	—	1,724

Adjusted net income	$17,539	$16,050	$30,814	$35,024

Basic earnings per share:
Reported net income	$.49	$.42	$.86	$.93
Goodwill amortization	—	.02	—	.05

Adjusted net income	$.49	$.44	$.86	$.98

Diluted earnings per share:
Reported net income	$.48	$.41	$.84	$.91
Goodwill amortization	—	.02	—	.05

Adjusted net income	$.48	$.43	$.84	$.96

The Company does not have any intangible assets with indefinite lives. The table below shows a summary of intangible assets as of June 30, 2002 and December 31, 2001.

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$13,768	$(3,146)	$10,622	$12,549	$(2,430)	$10,119
License agreements, organization costs, trademarks and other	7,184	(2,664)	4,520	5,691	(2,360)	3,331

Total intangible assets	$20,952	$(5,810)	$15,142	$18,240	$(4,790)	$13,450

The Company acquired a license to manufacture and sell a certain type of fixation system for non-aerosol pumps in the second quarter of 2002 for approximately $1 million. The license agreement will be amortized on a straight line basis over 3 years.

Aggregate amortization expense for the quarters ended June 30, 2002 and 2001 was $275 and $290, respectively. Aggregate amortization expense for the six months ended June 30, 2002 and 2001 was $513 and $508, respectively. Amortization expense is estimated to be approximately $1 million per year for each of the next five years.

The changes in the carrying amount of goodwill since the year ended December 31, 2001, are as follows by reporting segment:

	Dispensing Systems Segment	SeaquistPerfect Segment	Total
Balance as of January 1, 2001	$120,709	$1,860	$122,569
Foreign currency exchange effects	3,928	—	3,928

Balance as of June 30, 2002	$124,637	$1,860	$126,497

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Results of Operations

Net sales for the quarter and six months ended June 30, 2002 totaled $233.2 million and $451.9 million, respectively, for an increase of approximately 1% and a decrease of approximately 3%, respectively, when compared to the corresponding periods of 2001. The U.S. dollar weakened against the Euro in the second quarter and thus had a positive impact on the translation of the Company’s European subsidiaries into U.S. dollars in the second quarter. However, on a year to date average, the U.S. dollar remained relatively flat through the first six months compared to the first six months of the prior year. Net sales, excluding changes in foreign currency exchange rates (“Core Sales”), decreased approximately 1% and 2% for the quarter and six-month period ended June 30, 2002, respectively, compared to the 1% increase and the 3% decrease reported. Core Sales of pumps to the fragrance/cosmetic market in the quarter decreased from the prior year second quarter and remained down compared to the prior year through the first six months. Core Sales of pumps and metered dose aerosol valves to the pharmaceutical market remained strong and increased in the quarter and through the first six months. Core Sales of the Company’s products to the personal care market were relatively flat in the quarter compared to the prior year, but remained down slightly through the first six months. Core Sales of the Company’s products to the household and food markets both increased in the quarter but remained relatively flat through the first six months.

The following table sets forth (in thousands of dollars), for the periods indicated, net sales by geographic region.

	3 months ended 6/30/02	% of Total	3 months ended 6/30/01	% of Total	6 months ended 6/30/02	% of Total	6 months ended 6/30/01	% of Total
Domestic	$92,550	40%	$90,806	39%	$173,320	38%	$175,733	38%
Europe	122,329	52%	122,260	53%	241,648	54%	250,913	54%
Other Foreign	18,275	8%	18,703	8%	36,893	8%	38,022	8%

Cost of sales as a percent of net sales increased to 63.7% in the second quarter of 2002 compared to 62.0% in the second quarter of 2001. For the first six months, cost of sales as a percent of net sales also increased to 63.8% compared to 62.4% in the prior year. The cost of sales for the quarter and six months ended June 30, 2002, was negatively impacted by the following factors:

•	An increase in the LIFO inventory reserve due to rising material prices since 12/31/01.

•	The effect of manufacturing products in Europe and incurring costs in Euros and then selling these products in the U.S. while the Euro strengthened against the U.S. dollar relative to the prior year.

•	Underutilized fixed costs worldwide, particularly due to the decrease in sales of pumps to the fragrance/cosmetic market.

•	Continued price pressure, particularly in the closures business and the low end fragrance/cosmetic market.

•	Rising cost of insurance.

Partially offsetting these negative factors were the following positive impacts:

•	Strong sales of the Company’s products to the pharmaceutical market.

•	Cost reduction programs implemented both in the U.S. and Europe.

Selling, research & development and administrative expenses (SG&A) increased 1.9% or $.7 million to $38.0 million in the second quarter of 2002 compared to $37.3 million in the same period a year ago. The increase in SG&A in the quarter is due primarily to exchange rates and an increase in R&D expenses related to new projects expected to come to market in future quarters. SG&A as a percent of net sales increased slightly to 16.3% from 16.1%.

SG&A for the six months ended June 30, 2002, decreased 1.1% or $.8 million to $73.1 million compared to $73.9 million a year ago. The decrease in SG&A is primarily due to cost containment efforts in all the business units. As a percent of net sales, SG&A for the first six months of 2002 increased slightly to 16.2% compared to 15.9% a year ago.

Depreciation and amortization for the second quarter ended June 30, 2002, decreased approximately $1.2 million to $16.7 million compared to $17.9 million in the same quarter of the prior year. The prior year amount includes approximately $.9 million of goodwill amortization and approximately $.5 million of accelerated depreciation related to the Strategic Initiative. Excluding those two items, depreciation increased slightly primarily due to changes in exchange rates.

Depreciation and amortization for the six months ended June 30, 2002, decreased approximately $2.4 million to $34.2 million compared to $36.6 million for the same period in the prior year. The prior year amount includes approximately $1.8 million of goodwill amortization and approximately $.5 million of accelerated depreciation related to the Strategic Initiative while the current year includes approximately $.1 million of accelerated depreciation. Excluding those two items, depreciation and amortization decreased approximately $.2 million through the first six months of 2002. The decrease is due primarily to assets taken out of service as part of the Strategic Initiative project.

Strategic Initiative charges totaled $.9 million and $1.0 million for the quarter and six months ended June 30, 2002, compared to $7.3 million for both the second quarter and six months ended June 30, 2001. The Strategic Initiative was announced in the second quarter of 2001 to improve the efficiency of operations that produce pumps for the mass-market fragrance/cosmetic and personal care customers. The total cost of the project is expected to be $11.1 million of which approximately $11.0 million was expensed through June 30, 2002.

In May 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial that was scheduled to begin in late 2002. As part of the settlement, the parties have entered into a cross-license agreement. Patent dispute settlement charges of $4.2 million were included in the results for the first quarter ended March 31, 2002.

The following table details the calculation of operating income on a comparable basis by adjusting reported operating income for goodwill amortization recorded in the prior year and nonrecurring charges related to the Strategic Initiative and patent dispute settlement.

	3 Months Ended 6/30/02	3 Months Ended 6/30/01	Difference	6 Months Ended 6/30/02	6 Months Ended 6/30/01	Difference
Operating Income as reported	$28,972	$25,629	$3,343	$51,244	$56,903	$(5,659)
Strategic Initiative Related Costs	1,304	7,739	(6,435)	1,403	7,739	(6,336)
Patent Dispute Settlement	—	—	—	4,168	—	4,168
Goodwill Amortization	—	903	(903)	—	1,811	(1,811)

Operating Income Excluding Non-recurring Charges	$30,276	$34,271	$(3,995)	$56,815	$66,453	$(9,638)

Operating income as reported for the three months ended June 30, 2002, increased $3.3 million compared to the same period a year ago primarily related to the nonrecurring charges and goodwill amortization recorded in the prior year. Excluding the nonrecurring charges and goodwill amortization, operating income on a comparable basis decreased approximately $4.0 million. The primary reason for the decrease is due to the underutilized fixed costs relative to the decrease in fragrance/cosmetic sales mentioned above.

Operating income as reported for the six months ended June 30, 2002, decreased approximately $5.7 million compared to the same period in the prior year. Excluding the nonrecurring charges and goodwill amortization, operating income on a comparable basis decreased approximately $9.6 million. The primary reason for the decrease in operating income on a comparable basis is due the decrease in sales which led to underutilized fixed costs.

Net other expenses decreased in the second quarter to $2.9 million compared to $3.6 million in the second quarter of 2001. The decrease is primarily related to decreased net interest expense (interest expense in excess of interest income) of approximately $1.5 million reflecting reduced interest rates and borrowings compared to the prior year offset partially by a negative change in realized and unrealized foreign currency transactions of approximately $1.0 million.

Net other expenses for the six months ended June 30, 2002 decreased to $5.4 million from $7.5 million for the same period in 2001. The decrease is primarily related to decreased net interest expense of $3.0 million offset partially by a negative change in realized and unrealized foreign currency transactions of approximately $1.0 million.

The reported effective tax rate was 32.8% for the second quarter and six months ended June 30, 2002, respectively, compared to 31.2% and 32.4% for the same periods a year ago. The slight increase in the effective tax rate is primarily attributed to the mix of income earned offset by the elimination of non-deductible goodwill.

Net income as reported for the second quarter increased to $17.5 million compared to $15.2 million in the second quarter of 2001. Excluding the Strategic Initiative related costs in both years and goodwill amortization in the prior year, net income decreased to $18.4 million or $.50 per diluted share compared to $20.7 million or $.56 per diluted share in the prior year. For the six months ended June 30, 2002, reported net income decreased to $30.8 million compared to $33.0 million after cumulative effect of a change in accounting principle in the same period a year ago. Excluding the Strategic

Initiative related costs in both years, goodwill amortization in the prior year and the patent lawsuit settlement in the current year, net income on a comparable basis decreased to $34.4 million or $.94 per diluted share compared to $39.7 million after cumulative effect of a change in accounting principle or $1.09 per diluted share in the prior year.

Dispensing Systems Segment

The Dispensing Systems segment is an aggregate of four of the Company’s five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets served by the Company including the fragrance/cosmetic, personal care, pharmaceutical, household and food/beverage markets.

Total revenue for the quarter and six months ended June 30, 2002 decreased 1.5% or $2.9 million to $192.9 and 4.1% or $16.0 million to $373.0 million, respectively, from $195.8 million and $389.0 million reported for the corresponding periods of 2001. Strong sales of the segment’s products to the pharmaceutical market were more than offset by a decrease in sales of the segment’s products to the fragrance/cosmetic market for both the quarter and six months ended June 30, 2002.

Segment EBIT decreased 12.7% and 14.9% for the quarter and six months ended June 30, 2002, respectively, to $30.3 million and $56.4 million compared to $34.7 million and $66.3 million reported for the same periods in the prior year. Excluding goodwill amortization from the prior year, EBIT decreased 14.9% and 17.1% for the three and six months ended June 30, 2002, respectively. The decrease in EBIT from the prior year is primarily related to underutilized fixed costs due to the decrease in sales of pumps to the fragrance/cosmetic market, as well as continued price pressure, particularly for dispensing closures and the low end fragrance/cosmetic market.

SeaquistPerfect Segment

SeaquistPerfect represents the Company’s fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

Total revenue for the quarter and six months ended June 30, 2002 increased 12.4% or $4.7 million to $43.0 and 5.4% or $4.3 million to $84.6 million, respectively, from $38.3 million and $80.3 million reported for the corresponding periods of 2001. Sales of metered dose aerosol valves used primarily in the household market and aerosol valve accessories were strong in the U.S. while sales of both standard aerosol valves and accessories, and non-aerosol spray pumps remained strong in Europe to both the personal care and household markets.

EBIT for the quarter and six months ended June 30, 2002, increased 80.7% and 44.9% to $3.0 million and $6.2 million from $1.7 million and $4.3 million for the corresponding periods in 2001. The increase in EBIT is primarily due to higher sales and cost savings programs implemented worldwide. Goodwill amortization in 2001 was not material for the SeaquistPerfect segment.

Foreign Currency

A significant number of the Company’s operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup’s foreign entities. The Company’s primary foreign exchange exposure is to the Euro, but the Company also has foreign exchange exposure to South American and Asian currencies as well as the British Pound. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on the Company’s financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales impact the Company’s results of operations.

Quarterly Trends

AptarGroup’s results of operations in the second half of the year typically are negatively impacted by European summer holidays and customer plant shutdowns in December. In the future, AptarGroup’s results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which AptarGroup’s products are sold, and changes in general economic conditions in any of the countries in which AptarGroup does business.

Liquidity and Capital Resources

Net cash provided by operations in the first six months of 2002 increased to $63.6 million compared to $46.8 million in the same period a year ago. The increase is primarily attributed to better management of working capital in 2002. During the first half of 2002, the Company utilized the majority of operating cash flows to finance capital expenditures, repurchase Company stock, pay down long-term debt, pay the patent dispute settlement and pay dividends to shareholders. Cash and equivalents increased to $62.9 million at June 30, 2002 compared to $48.0 million at December 31, 2001.

Net cash used by investing activities in the first six months of 2002 decreased slightly to $41.7 million from $41.9 million in the prior year. Capital expenditures in the first half of 2002 were approximately the same as they were in the first half of 2001 at $42.6 million compared to $42.5 million in the prior year. Cash outlays for capital expenditures for 2002 are estimated to be approximately $80 million. The Company estimates that approximately 35% of the capital expenditures in 2002 will be spent on maintenance of business.

Net cash used by financing activities decreased to $12.3 million in the first six months of 2002 compared to $15.6 million in 2001. The decrease in net cash used by financing activities is primarily due to a decrease in repayment in interest bearing debt in 2002 compared to the prior year. The ratio of net debt to total net capitalization was 25.5% and 30.4% at June 30, 2002 and December 31, 2001, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder’s equity plus net debt. The decrease in net debt to total net capitalization from year end is primarily due to a reduction in net debt from the prior year as well as net equity increasing due to the strengthening Euro against the U.S. dollar.

The Company has a $100 million, multi-year, multi-currency unsecured revolving credit agreement. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on the financial condition of the Company. At June 30, 2002, the amount unused and available under this agreement was $27 million. At December 31, 2001, the amount unused and available under this agreement was $24 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. Since management has the ability and intent to do so, an additional $27 million and $24 million of short-term obligations equal to the unused and available amount under the credit agreement have been reclassified as long-term obligations as of June 30, 2002 and December 31, 2001, respectively.

The Company’s foreign operations have historically met cash requirements with the use of internally generated cash and borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside of the U.S., but all of these lines are uncommitted. Cash generated by foreign operations has been reinvested locally and the Company intends to continue to reinvest the undistributed earnings of foreign subsidiaries. A decision to change this past practice and to transfer such cash to the United States in the future may be impacted to the extent management believes the transaction costs and taxes associated with such transfers are less than the expected benefits of continued reinvestment.

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

The Board of Directors declared a quarterly dividend of $.06 per share payable on August 20, 2002 to shareholders of record as of July 30, 2002.

Adoption of Accounting Standards

In July 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has performed a preliminary assessment and has determined that this statement will not have any immediate impact on the Company upon adoption.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement addresses financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company plans to adopt this standard at the beginning of fiscal year 2003 and is currently reviewing this statement to determine its effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement will address the accounting for costs associated with disposal activities covered by SFAS No. 144, or with exit (or restructuring) activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and nullifies Issue 94-3 in its entirety. SFAS No. 146 would be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company plans to adopt this standard at the beginning of fiscal year 2003.

Outlook

The anticipated recovery in sales of the Company’s products to the fragrance/cosmetic market has not yet materialized and incoming orders received in the second quarter do not indicate a turnaround in the third quarter. As a result, sales to this market in the third quarter are expected to be less than the prior year, but up from the first and second quarters of 2002. Sales to the personal care, household, food/beverage and pharmaceutical markets are all expected to increase over the prior year in the third quarter.

Diluted earnings per share are expected to be in the range of $.47 to $.52 per share in the third quarter ending September 30, 2002, compared to $.47 per share in the prior year on a comparable basis after excluding any Strategic Initiative charges and goodwill amortization.

Forward-Looking Statements

This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management’s beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company’s actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to direct or indirect consequences of acts of war or terrorism, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, interest rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company’s acquisitions, and other risks associated with the Company’s operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant number of the Company’s operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of AptarGroup’s foreign entities. The Company’s primary foreign exchange exposure is to the Euro, but the Company also has foreign exchange exposure to South American and Asian currencies as well as the British pound. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on the Company’s financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect.

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales impact the Company’s results of operations.

The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of June 30, 2002, about the Company’s forward currency exchange contracts. All the contracts expire before the end of 2002.

Buy/Sell	Contract Amount	Average Contractual Exchange Rate
Euro/U.S. Dollar	$22,193	1.0951
Euro/British Pound	3,683	1.5639
U.S. Dollar/Euro	2,290.9124
Other	1,869

Total	$30,035

The other contracts in the above table represent contracts to buy or sell various other currencies (principally Asian and Australian). As of June 30, 2002, the Company has recorded the fair value of foreign currency forward exchange contracts of $32 thousand in accounts payable and accrued liabilities and $1.7 million in prepayments and other in the balance sheet.

All forward exchange contracts outstanding as of June 30, 2001 had an aggregate contract amount of $26.5 million.

At June 30, 2002, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate (which was 2.0% at June 30, 2002) and receive a fixed rate of 6.6%. The variable rates are adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in the Company’s net income. If interest rates increase by 10%, net income related to the interest rate swap agreements would decrease by approximately $100 thousand assuming a tax rate of 33%. As of June 30, 2002, the Company has recorded the fair value of derivative instrument assets of $5.2 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreements. No gain or loss was recorded in the income statement in 2002 since there was no hedge ineffectiveness.

PART II—OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2002, the FCP Aptar Savings Plan (the “Plan”) purchased 1,120 shares of Common Stock of the Company on behalf of the participants at an average price of $36.05 per share for an aggregate amount of $40,376 and sold 620 shares of Common Stock of the Company on behalf of the participants at an average price of $36.95 per share for an aggregate amount of $22,909. At June 30, 2002, the Plan owns 5,315 shares of Common Stock of the Company. Certain employees of AptarGroup S.A.S. and Valois S.A.S., subsidiaries of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds form the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 8, 2002. A vote was taken by ballot for the election of three directors to hold office until the 2005 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

Nominee	For	Withhold	Broker Non-votes
King W. Harris	30,689,213	752,455	-0-
Peter H. Pfeiffer	26,498,276	4,943,392	-0-
Dr. Joanne C. Smith	30,661,085	780,583	-0-

No votes were cast for any other nominee for director. The directors continuing in office until the 2003 Annual Meeting are Ralph Gruska, Leo Guthart and Professor Dr. Robert W. Hacker. Directors continuing in office until the 2004 Annual Meeting of Stockholders are Alain Chevassus, Stephen J. Hagge and Carl A. Siebel.

No other matters were submitted to a vote by ballot at the 2002 Annual Meeting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On April 16, 2002, the Company filed a report on Form 8-K, pursuant to Item 5 of Form 8-K, disclosing quarterly revenue and earnings data by reportable segment for the year 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTARGROUP, INC. (Registrant)

Date: August 12, 2002	By:	/s/ STEPHEN J. HAGGE
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.