Form 10-Q
period 2002-09-30
APTARGROUP INC
filed 2002-11-08
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 1, 2002)

Common Stock	35,931,206

AptarGroup, Inc.

Form 10-Q
Quarter Ended September 30, 2002

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Sales	$239,764	$221,612	$691,625	$686,280
Operating Expenses:
Cost of sales	154,244	139,483	442,509	429,492
Selling, research & development and administrative	37,414	35,897	110,470	109,775
Depreciation and amortization	19,048	18,650	53,201	55,253
Patent dispute settlement	—	—	4,168	—
Strategic Initiative charges	29	234	1,004	7,509

	210,735	194,264	611,352	602,029

Operating Income	29,029	27,348	80,273	84,251

Other Income (Expense):
Interest expense	(2,783)	(3,505)	(8,360)	(12,404)
Interest income	481	335	1,169	1,376
Equity in results of affiliates	124	(58)	(63)	(168)
Minority interests	30	(199)	49	(595)
Miscellaneous, net	(189)	(398)	(551)	419

	(2,337)	(3,825)	(7,756)	(11,372)

Income Before Income Taxes	26,692	23,523	72,517	72,879
Provision for Income Taxes	8,914	7,789	23,925	23,781

Net Income Before Cumulative Effect of a Change in Accounting Principle for Derivative Instruments and Hedging Activities	17,778	15,734	48,592	49,098
Cumulative Effect of a Change in Accounting Principle	—	—	—	(64)

Net Income	$17,778	$15,734	$48,592	$49,034

Net Income Per Common Share Before Cumulative Effect of Accounting Change:
Basic	$.49	$.44	$1.35	$1.37

Diluted	$.49	$.43	$1.32	$1.35

Net Income Per Common Share After Cumulative Effect of Accounting Change:
Basic	$.49	$.44	$1.35	$1.37

Diluted	$.49	$.43	$1.32	$1.34

Average Number of Shares Outstanding:
Basic	35,952	35,879	35,919	35,787
Diluted	36,531	36,661	36,699	36,499

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current Assets:
Cash and equivalents	$76,094	$48,013
Accounts and notes receivable, less allowance for doubtful accounts of $7,581 in 2002 and $7,366 in 2001	207,262	185,131
Inventories	123,236	120,531
Prepayments and other	28,504	21,240

	435,096	374,915

Property, Plant and Equipment:
Buildings and improvements	137,625	127,017
Machinery and equipment	782,706	690,882

	920,331	817,899
Less: Accumulated depreciation	(513,574)	(441,829)

	406,757	376,070
Land	5,439	5,032

	412,196	381,102

Other Assets:
Investments in affiliates	10,269	9,894
Goodwill	126,706	122,569
Intangible assets, less accumulated amortization of $6,136 in 2002 and $4,790 in 2001	14,802	13,450
Miscellaneous	19,442	13,397

	171,219	159,310

Total Assets	$1,018,511	$915,327

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term obligations	$1,037	$13,168
Accounts payable and accrued liabilities	172,437	140,983

	173,474	154,151

Long-Term Obligations	240,406	239,387

Deferred Liabilities and Other:
Deferred income taxes	29,178	28,026
Retirement and deferred compensation plans	18,843	17,418
Minority interests	5,779	5,099
Deferred and other non-current liabilities	2,249	2,042

	56,049	52,585

Stockholders’ Equity:
Common stock, $.01 par value	372	370
Capital in excess of par value	126,009	122,926
Retained earnings	532,360	490,229
Accumulated other comprehensive loss	(76,451)	(114,402)
Less treasury stock at cost, 1,285 shares in 2002 and 1,155 shares in 2001	(33,708)	(29,919)

	548,582	469,204

Total Liabilities and Stockholders’ Equity	$1,018,511	$915,327

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, brackets denote cash outflows)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$48,592	$49,034
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	52,343	51,697
Amortization	858	3,555
Provision for bad debts	1,219	1,297
Strategic initiative charges	1,004	7,509
Minority interests	(49)	595
Cumulative effect of accounting change		64
Deferred income taxes	772	(2,936)
Retirement and deferred compensation plans	(618)	691
Equity in results of affiliates in excess of cash distributions received	63	168
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(9,566)	(4,740)
Inventories	2,402	(10,893)
Prepaid and other current assets	(5,257)	(1,918)
Accounts payable and accrued liabilities	17,813	(8,923)
Changes in income taxes payable	1,125	202
Other changes, net	715	2,001

Net cash provided by operations	111,416	87,403

Cash Flows From Investing Activities:
Capital expenditures	(63,247)	(65,895)
Disposition of property and equipment	2,119	1,820
Intangible assets	(1,190)	(161)
Investments in affiliates	—	(69)
(Issuance)/Collection of notes receivable, net	(927)	457

Net cash used by investing activities	(63,245)	(63,848)

Cash Flows From Financing Activities:
Decrease in notes payable	(2,158)	(22,479)
Proceeds from long-term obligations	375	6,719
Repayments of long-term obligations	(16,397)	(11,666)
Dividends paid	(6,462)	(5,722)
Proceeds from stock options exercised	3,085	5,820
Purchase of Treasury Stock	(3,789)	(4,964)

Net cash used by financing activities	(25,346)	(32,292)

Effect of Exchange Rate Changes on Cash	5,256	(2,016)

Net Increase (Decrease) in Cash and Equivalents	28,081	(10,753)
Cash and Equivalents at Beginning of Period	48,013	55,559

Cash and Equivalents at End of Period	$76,094	$44,806

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except per share amounts, or otherwise indicated)
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

Note 2—Inventories

At September 30, 2002 and December 31, 2001, approximately 23% of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

	September 30,	December 31,
	2002	2001
Raw materials	$49,681	$45,370
Work in progress	26,811	24,599
Finished goods	48,078	51,446

	124,570	121,415
Less LIFO Reserve	(1,334)	(884)

Total	$123,236	$120,531

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

Note 3—Comprehensive Income

AptarGroup’s total comprehensive income was as follows:

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net income	$17,778	$15,734	$48,592	$49,034
Add/(Subtract): change in foreign currency translation adjustment	(3,690)	24,261	37,951	(14,195)

Total comprehensive income	$14,088	$39,995	$86,543	$34,839

Note 4—Stock Repurchase Program

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended September 30, 2002, the Company repurchased 55 thousand shares for an aggregate amount of $1.5 million. For the nine months ended September 30, 2002, the Company repurchased 130 thousand shares for an aggregate amount of $3.8 million. The cumulative total number of shares repurchased at September 30, 2002 was 1.3 million shares for an aggregate amount of $33.7 million.

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

As of September 30, 2002, the Company has recorded the fair value of derivative instrument assets of $9.6 million in miscellaneous other assets with an offsetting adjustment to debt related to fixed-to-variable interest rate swap agreements with a notional principal value of $50 million. No gain or loss was recorded in the income statement for the quarters ended September 30, 2002 or September 30, 2001 since there was no hedge ineffectiveness.

Cash Flow Hedges

The Company did not use any cash flow hedges in the quarters or nine months ended September 30, 2002 or September 30, 2001.

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

Other

As of September 30, 2002, the Company has recorded the fair value of foreign currency forward exchange contracts of $42 thousand in accounts payable and accrued liabilities and $262 thousand in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of September 30, 2002 had an aggregate contract amount of $24.7 million.

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

The Dispensing Systems segment is an aggregate of four of the Company’s five business units. The Dispensing Systems segment sells primarily spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three products are sold to all of the markets served by the Company including the fragrance/cosmetic, pharmaceutical, personal care, household, and food/beverage markets.

SeaquistPerfect represents the Company’s fifth business unit and sells primarily aerosol valves and accessories and certain spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

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

Financial information regarding the Company’s reportable segments is shown below:

Three months ended September 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals
Total Revenue
2002	$197,450	$44,431		$241,881
2001	186,495	37,768		224,263
Less: Intersegment Sales
2002	$402	$1,715		$2,117
2001	368	2,283		2,651
Net Sales
2002	$197,048	$42,716		$239,764
2001	186,127	35,485		221,612
EBIT
2002	$29,607	$3,037	$(3,614)	$29,030
2001	30,028	1,504	(3,808)	27,724

Nine months ended September 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals
Total Revenue
2002	$570,418	$129,051		$699,469
2001	575,491	118,063		693,554
Less: Intersegment Sales
2002	$1,920	$5,924		$7,844
2001	842	6,432		7,274
Net Sales
2002	$568,498	$123,127		$691,625
2001	574,649	111,631		686,280
EBIT
2002	$85,977	$9,242	$(9,904)	$85,315
2001	96,283	5,785	(9,391)	92,677

Goodwill amortization of $876, $31 and $3 was included in EBIT for the three months ended September 30, 2001 for Dispensing Systems, SeaquistPerfect, and Corporate and Other, respectively. Goodwill amortization of $2,631, $81 and $9 was included in EBIT for the nine months ended September 30, 2001 for Dispensing Systems, SeaquistPerfect, and Corporate and Other, respectively.

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

	Three months ended		Nine months ended
	9/30/02	9/30/01	9/30/02	9/30/01
Income before income taxes
Total EBIT for reportable segments	$29,030	$27,724	$85,315	$92,677
Strategic Initiative charges ¹	(36)	(1,031)	(1,439)	(8,770)
Patent dispute settlement ¹	—	—	(4,168)	—
Interest expense, net	(2,302)	(3,170)	(7,191)	(11,028)

Income before income taxes	$26,692	$23,523	$72,517	$72,879

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

Note 8—Earnings Per Share

AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2002		September 30, 2001
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$17,778	$17,778	$15,734	$15,734

Average equivalent shares
Shares of common stock	35,952	35,952	35,879	35,879
Effect of dilutive stock options	579	—	782	—

Total average equivalent shares	36,531	35,952	36,661	35,879

Net income per share	$0.49	$0.49	$0.43	$0.44

	Nine months ended
	September 30, 2002		September 30, 2001
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders before cumulative effect of a change in accounting principle	$48,592	$48,592	$49,098	$49,098

Income available to common shareholders after cumulative effect of a change in accounting principle	$48,592	$48,592	$49,034	$49,034

Average equivalent shares
Shares of common stock	35,919	35,919	35,787	35,787
Effect of dilutive stock options	780	—	712	—

Total average equivalent shares	36,699	35,919	36,499	35,787

Net income per share before cumulative change in accounting principle	$1.32	$1.35	$1.35	$1.37

Net income per share after cumulative change in accounting principle	$1.32	$1.35	$1.34	$1.37

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

Charges related to the Strategic Initiative are expected to be approximately $11.1 million before taxes and will consist primarily of costs related to the closing of the molding operation, sales offices and discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Since the beginning of the project in 2001 through September 30, 2002, approximately $11.0 million of the estimated $11.1 million of charges on a pre-tax basis has been recorded. Approximately $2.0 million was included in the Company’s depreciation and amortization expense, $.5 million was included in the Company’s cost of sales and $8.5 million was shown on a separate line of the income statement. Of the total expected charges of $11.1 million, approximately $3.6 million of the charges are expected to be cash outlays while the remaining $7.5 million represent non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives). Detail of the pre-tax charges and changes in the reserves for the nine months ended September 30, 2002 (in thousands) is shown in the following table:

	Beginning Reserve at 1/1/02	Charges for the nine months ended 09/30/02	Cash Paid	Charged Against Assets	Ending Reserve at 09/30/02
Employee severance	$469	$1,149	$(874)	$—	$744
Other costs	1,056	(145)	(550)	—	361

Subtotal	1,525	1,004	(1,424)	—	1,105
Accelerated depreciation	—	140	—	(140)	—
Training Costs	—	295	(295)	—	—

Total Strategic Initiative related costs	$1,525	$1,439	$(1,719)	$(140)	$1,105

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

As part of the Strategic Initiative, certain long-lived assets have been taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company changed the estimated useful lives of such assets, resulting in an acceleration of depreciation (“Accelerated Depreciation”), of which $1.9 million was recognized in 2001 and $.1 million was recorded in the nine months ended September 30, 2002. There will be no additional charges associated with Accelerated Depreciation in future periods.

The Strategic Initiative will result in personnel reductions in the U.S. of approximately 170 people or approximately 10% of all the Company’s U.S. employees and approximately 30 people outside of the U.S. The majority of these personnel reductions will be manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs are based upon a formula including salary levels and years of service. Approximately $.8 million has been accrued and was included in the Strategic Initiative charges shown in the income statement in 2001 and an additional $1.1 million was accrued and included in the Strategic Initiative charges in 2002 due to additional personnel reductions.

Offsetting these personnel reductions will be an increase in personnel of approximately 70 people in Italy to support the centralization of the base cartridge production and assembly. As of September 30, 2002, approximately 150 people have been terminated resulting in a cash payment of $.9 million through September 30, 2002.

In addition to the involuntary severance costs described above, a retention or stay bonus will be paid to employees who remain with the Company during the phase-out period. This stay bonus, which is estimated to be approximately $.6 million, is also based upon salary levels and years of service. The stay bonus is being accrued over the future periods in which the employees earn the benefits.

Approximately $.5 million of the stay bonus was accrued in 2001 and an additional $.1 million was accrued in the nine months ended September 30, 2002, of which approximately $.2 million was paid in 2001 and $.2 million was paid in 2002. In addition, as a result of closing down the molding operation, the Company will be required to refund an abatement of approximately $.3 million to a utility provider of which $.1 million was paid in 2002. The remainder is expected to be paid in 2003. The Company also spent approximately $.2 million to refurbish the leased molding facility that was vacated in the first quarter 2002. These are included in other costs in the preceding table. The amount recorded through nine months of 2002 for other costs is negative due to the reversal of approximately $.2 million of accruals no longer needed.

Approximately $.2 million and $.3 million of training costs were incurred in Italy in 2001 and 2002, respectively, to train the new workers who were hired to support the centralization of the base cartridge production and assembly. These training costs are included in cost of sales in the income statement.

Note 10—Goodwill and Other Intangible Assets—Adoption of Statement 142

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and therefore, no impairment of goodwill needs to be recorded. Also pursuant to the standard, the Company has ceased recording of goodwill amortization in 2002. The table below shows income before income taxes, net income and earnings per share amounts for the quarters and nine months ended September 30, 2002 and September 30, 2001, adjusted to add back goodwill amortization and related tax effects for 2001.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Reported income before income taxes	$26,692	$23,523	$72,517	$72,879
Add back: Goodwill amortization	—	910	—	2,721

Adjusted income before income taxes	$26,692	$24,433	$72,517	$75,600

Reported net income	$17,778	$15,734	$48,592	$49,034
Add back: After tax impact of goodwill amortization	—	866	—	2,590

Adjusted net income	$17,778	$16,600	$48,592	$51,624

Basic earnings per share:
Reported net income	$.49	$.44	$1.35	$1.37
Goodwill amortization	—	.02	—	.07

Adjusted net income	$.49	$.46	$1.35	$1.44

Diluted earnings per share:
Reported net income	$.49	$.43	$1.32	$1.34
Goodwill amortization	—	.02	—	.07

Adjusted net income	$.49	$.45	$1.32	$1.41

The Company does not have any intangible assets with indefinite lives. The table below shows a summary of intangible assets as of September 30, 2002 and December 31, 2001.

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents	$13,725	$(3,295)	$10,430	$12,549	$(2,430)	$10,119
License agreements, organization costs, trademarks and other	7,213	(2,841)	4,372	5,691	(2,360)	3,331

Total intangible assets	$20,938	$(6,136)	$14,802	$18,240	$(4,790)	$13,450

The Company acquired a license to manufacture and sell a certain type of fixation system for pumps in the second quarter of 2002 for approximately $1 million. The license agreement will be amortized on a straight line basis over 3 years.

Aggregate amortization expense for the quarters ended September 30, 2002 and 2001 was $345 and $326, respectively. Aggregate amortization expense for the nine months ended September 30, 2002 and 2001 was $858 and $834, respectively. Amortization expense is estimated to be approximately $1 million per year for each of the next five years.

The changes in the carrying amount of goodwill since the year ended December 31, 2001, are as follows by reporting segment:

	Dispensing Systems Segment	SeaquistPerfect Segment	Total
Balance as of January 1, 2001	$120,709	$1,860	$122,569
Foreign currency exchange effects	4,137	—	4,137

Balance as of September 30, 2002	$124,846	$1,860	$126,706

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter and nine months ended September 30, 2002 totaled $239.8 million and $691.6 million, respectively, for an increase of approximately 8% and 1%, respectively, when compared to the corresponding periods of 2001. The U.S. dollar weakened against the Euro in the third quarter relative to the same period a year ago and thus had a positive impact on the translation of the Company’s European subsidiaries into U.S. dollars in the third quarter. Based on a year to date average, the U.S. dollar remained slightly weaker through the first nine months compared to the first nine months of the prior year. Net sales, excluding changes in foreign currency exchange rates (“Core Sales”), increased approximately 4% and decreased approximately 1% for the quarter and nine-month periods ended September 30, 2002, respectively, compared to the 8% and 1% increase reported. Core Sales of the Company’s products increased to all markets served in the third quarter ended September 30, 2002, compared with the same period a year ago with the exception of Core Sales of pumps to the fragrance/cosmetic market, which decreased. Core Sales of the Company’s products to the personal care and food markets were particularly strong in the quarter. Core Sales of the Company’s products for the first nine months of 2002 compared to the same period in the prior year increased to all markets served except the fragrance/cosmetic market.

The following table sets forth (in thousands of dollars), for the periods indicated, net sales by geographic region.

	Three months ended				Nine months ended
	9/30/02	% of Total	9/30/01	% of Total	9/30/02	% of Total	9/30/01	% of Total
Domestic	$85,005	36%	$82,919	38%	$258,325	37%	$258,652	38%
Europe	135,102	56%	118,345	53%	376,750	55%	369,259	54%
Other
Foreign	19,657	8%	20,348	9%	56,550	8%	58,369	8%

Cost of sales as a percent of net sales increased to 64.3% in the third quarter of 2002 compared to 62.9% in the third quarter of 2001. For the first nine months, cost of sales as a percent of net sales also increased to 64.0% compared to 62.6% in the prior year. The cost of sales for the quarter and nine months ended September 30, 2002, was negatively impacted by the following factors:

•	An increase in the LIFO inventory reserve due to rising material prices since 12/31/01.

•	The effect of manufacturing products in Europe and incurring costs in Euros and then selling these products in the U.S. while the Euro strengthened against the U.S. dollar relative to the prior year.

•	Underutilized fixed costs worldwide, particularly due to the decrease in sales of pumps to the fragrance/cosmetic market.

•	Continued price pressure, particularly in the closures business and the low end fragrance/cosmetic market.

•	Rising cost of insurance.

•	A flood at the Company’s facility in the Czech Republic causing delays in production and clean up expenses

Partially offsetting these negative factors were the following positive impacts:

•	Increased sales of the Company’s products to the pharmaceutical, personal care, food/beverage and household markets.

•	Cost reduction programs implemented both in the U.S. and Europe.

Selling, research & development and administrative expenses (SG&A) increased 4.2% or $1.5 million to $37.4 million in the third quarter of 2002 compared to $35.9 million in the same period a year ago. The increase in SG&A in the quarter is due primarily to changes in exchange rates partially offset by cost containment efforts in all the business units. SG&A as a percent of net sales decreased to 15.6% from 16.2%.

SG&A for the nine months ended September 30, 2002, increased .6% or $.7 million to $110.5 million compared to $109.8 million a year ago. The increase in SG&A is primarily due to changes in exchange rates partially offset by cost containment efforts in all the business units. As a percent of net sales, SG&A for the first nine months of 2002 was approximately the same as the prior year at 16.0%.

Depreciation and amortization for the third quarter ended September 30, 2002, increased approximately $.4 million to $19.1 million compared to $18.7 million in the same quarter of the prior year. The prior year amount includes approximately $.9 million of goodwill amortization and approximately $.7 million of accelerated depreciation related to the Strategic Initiative. Excluding those two items, depreciation increased approximately $2.0 million primarily due to changes in exchange rates.

Depreciation and amortization for the nine months ended September 30, 2002, decreased approximately $2.1 million to $53.2 million compared to $55.3 million for the same period in the prior year. The prior year amount includes approximately $2.7 million of goodwill amortization and approximately $1.2 million of accelerated depreciation related to the Strategic Initiative while the current year includes approximately $.1 million of accelerated depreciation. Excluding those two items, depreciation and amortization increased approximately $1.7 million through the first nine months of 2002. The increase is due primarily to changes in exchange rates.

Strategic Initiative charges were not significant for the quarter ended September 30, 2002 compared to $1.0 million recorded for the same period a year ago. Strategic Initiative charges totaled $1.4 million for the nine months ended September 30, 2002, compared to $8.8 million for nine months ended September 30, 2001. The Strategic Initiative was announced in the second quarter of 2001 to improve the efficiency of operations that produce pumps for the mass-market fragrance/cosmetic and personal care customers. The total cost of the project is expected to be $11.1 million of which approximately $11.0 million was expensed through September 30, 2002.

In May 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial that was scheduled to begin in late 2002. As part of the settlement, the parties have entered into a cross-license agreement. Patent dispute settlement charges of $4.2 million before taxes were included in the results for the first quarter ended March 31, 2002.

The following table details the calculation of operating income on a comparable basis by adjusting reported operating income for goodwill amortization recorded in the prior year and nonrecurring charges related to the Strategic Initiative and patent dispute settlement.

	Three months ended			Nine months ended
	9/30/02	9/30/01	Difference	9/30/02	9/30/01	Difference
Operating Income as reported	$29,029	$27,348	$1,681	$80,273	$84,251	$(3,978)
Strategic Initiative Related Costs	36	1,031	(995)	1,439	8,770	(7,331)
Patent Dispute Settlement	—	—	—	4,168	—	4,168
Goodwill Amortization	—	910	(910)	—	2,721	(2,721)

Operating Income Excluding Non- recurring Charges	$29,065	$29,289	$(224)	$85,880	$95,742	$(9,862)

Operating income as reported for the three months ended September 30, 2002, increased $1.7 million compared to the same period a year ago primarily related to the nonrecurring charges and goodwill amortization recorded in the prior year. Excluding the nonrecurring charges and goodwill amortization, operating income on a comparable basis decreased approximately $224 thousand. The primary reason for the decrease in operating income on a comparable basis is due to the factors mentioned previously.

Operating income as reported for the nine months ended September 30, 2002, decreased approximately $4.0 million compared to the same period in the prior year. Excluding the nonrecurring charges and goodwill amortization, operating income on a comparable basis decreased approximately $9.9 million. The primary reason for the decrease in operating income on a comparable basis is due to the factors mentioned previously.

Net other expenses decreased in the third quarter to $2.3 million compared to $3.8 million in the third quarter of 2001. The decrease is primarily related to decreased net interest expense (interest expense in excess of interest income) of approximately $.9 million reflecting reduced interest rates and borrowings compared to the prior year.

Net other expenses for the nine months ended September 30, 2002 decreased to $7.8 million from $11.4 million for the same period in 2001. The decrease is primarily related to decreased net interest expense of $3.8 million.

The reported effective tax rate was 33.4% and 33.0% for the third quarter and nine months ended September 30, 2002, respectively, compared to 33.1% and 32.6% for the same periods a year ago. The slight increase in the effective tax rate is primarily attributed to the mix of where the Company’s income is earned offset by the elimination of non-deductible goodwill.

Net income as reported for the third quarter increased to $17.8 million compared to $15.7 million in the third quarter of 2001. Excluding the Strategic Initiative related costs in both years and goodwill amortization in the prior year, net income increased to $17.8 million or $.49 per diluted share compared to $17.2 million or $.47 per diluted share in the prior year.

For the nine months ended September 30, 2002, reported net income decreased to $48.6 million compared to $49.0 million after cumulative effect of a change in accounting principle in the same period a year ago. Excluding the Strategic Initiative related costs in both years, goodwill amortization in the prior year and the patent lawsuit settlement in the current year, net income on a comparable basis decreased to $52.2 million or $1.42 per diluted share compared to $56.9 million after cumulative effect of a change in accounting principle or $1.56 per diluted share in the prior year.

Dispensing Systems Segment

The Dispensing Systems segment is an aggregate of four of the Company’s five business units. The Dispensing Systems segment sells primarily spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets served by the Company including the fragrance/cosmetic, personal care, pharmaceutical, household and food/beverage markets.

Total revenue for the quarter ended September 30, 2002 increased 5.9% or $11.0 million to $197.5 compared to $186.5 million in 2001. Total revenue for the nine months ended September 30, 2002 decreased .9% or $5.1 million to $570.4 million compared to $575.5 million reported in 2001. Increased sales of the segment’s products to the personal care, food and pharmaceutical market were partially offset by a decrease in sales of the segment’s products to the fragrance/cosmetic market for the quarter ended September 30, 2002. For the nine months ended September 30, 2002, the decreased sales of the segment’s products to the fragrance/cosmetic market eliminated increases seen in sales of the segment’s products to the other markets.

Segment EBIT decreased 1.4% and 10.7% for the quarter and nine months ended September 30, 2002, respectively, to $29.6 million and $86.0 million compared to $30.0 million and $96.3 million reported for the same periods in the prior year. Excluding goodwill amortization from the prior year, EBIT decreased 4.2% and 13.1% for the three and nine months ended September 30, 2002, respectively. The decrease in EBIT from the prior year is primarily related to underutilized fixed costs due to the decrease in sales of pumps to the fragrance/cosmetic market, the negative impact on operating income from manufacturing products in Europe and incurring costs in Euros and then selling these products to countries outside of Europe in currencies that were stronger than the Euro relative to the same period in the prior year, as well as continued price pressure, particularly for dispensing closures and the low-end fragrance/cosmetic market.

SeaquistPerfect Segment

SeaquistPerfect represents the Company’s fifth business unit and sells primarily aerosol valves and accessories and certain spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

Total revenue for the quarter ended September 30, 2002 increased 17.6% or $6.7 million to $44.4 compared $37.7 million reported in 2001. Total revenue for the nine months ended September 30, 2002 increased 9.3% or $11.0 million to $129.1 million compared to $118.1 million reported in 2001. Sales of metered dose aerosol valves used primarily in the household market and aerosol valve accessories were strong in the U.S. while sales of both standard aerosol valves and accessories, and spray pumps remained strong in Europe to both the personal care and household markets.

EBIT for the quarter and nine months ended September 30, 2002, doubled and increased 59.8% to $3.0 million and $9.2 million, respectively, from $1.5 million and $5.8 million for the corresponding periods in 2001. The increase in EBIT is primarily due to higher sales and cost savings programs implemented worldwide. Goodwill amortization in 2001 was not material for the SeaquistPerfect segment.

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

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales impact the Company’s results of operations. The Company is a net importer into the U.S. of products produced in Europe and, as a result, during periods when the U.S. dollar weakens against the Euro, the transaction cost of purchasing products produced in Europe has a negative impact on the Company’s results of operations (offsetting the impact of any additive translation gains mentioned above). Conversely, a strengthening U.S. dollar has a positive transaction impact on the Company’s results of operations (offsetting the impact of any dilutive translation effects mentioned above).

Quarterly Trends

Customer plant shutdowns and holidays in December typically have negatively impacted AptarGroup’s results of operations for the fourth quarter. In the future, AptarGroup’s results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the markets to which AptarGroup’s products are sold or changes in general economic conditions in any of the countries in which AptarGroup does business.

Liquidity and Capital Resources

Net cash provided by operations in the first nine months of 2002 increased to $111.4 million compared to $87.4 million in the same period a year ago. The increase is primarily attributed to improved working capital excluding cash in 2002 relative to the same period a year ago. During the first nine months of 2002, the Company utilized the majority of operating cash flows to finance capital expenditures, repurchase Company stock, pay down long-term debt, pay the patent dispute settlement and pay dividends to shareholders. Cash and equivalents increased to $76.1 million at September 30, 2002 compared to $48.0 million at December 31, 2001.

Net cash used by investing activities in the first nine months of 2002 decreased slightly to $63.2 million from $63.8 million in the prior year. Capital expenditures in the first nine months of 2002 decreased approximately $2.6 million over the same period last year. Cash outlays for capital expenditures for 2002 are estimated to be approximately $80 million. The Company estimates that approximately 35% of the capital expenditures in 2002 will be spent on maintenance of business.

Net cash used by financing activities decreased to $25.3 million in the first nine months of 2002 compared to $32.3 million in 2001. The decrease in net cash used by financing activities is primarily due to a reduction in debt repayments in 2002 compared to the prior year. The ratio of net debt to total net capitalization was 23.2% and 30.4% at September 30, 2002 and December 31, 2001, respectively. Net debt is defined as debt less cash and cash equivalents and total net capitalization is defined as stockholder’s equity plus net debt. The decrease in net debt to total net capitalization from year end is primarily due to a reduction in net debt from the prior year as well as net equity increasing due to the strengthening Euro against the U.S. dollar.

The Company has a $100 million, multi-year, multi-currency unsecured revolving credit agreement. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on the financial condition of the Company. At September 30, 2002, the amount unused and available under this agreement was $27 million. At December 31, 2001, the amount unused and available under this agreement was $24 million. The Company is required to pay a fee for the unused portion of the commitment. The agreement expires on September 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. Since management has the ability and intent to do so, an additional $27 million and $24 million of short-term obligations equal to the unused and available amount under the credit agreement have been reclassified as long-term obligations as of September 30, 2002 and December 31, 2001, respectively.

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

Insurance costs have risen sharply in 2002. In addition to the increase in insurance premiums experienced in 2002, the Company has also taken on additional self-insured retentions and higher deductibles.

The Board of Directors declared a quarterly dividend of $.06 per share payable on November 20, 2002 to shareholders of record as of October 30, 2002.

Adoption of Accounting Standards

In July 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company has performed a preliminary assessment and has determined that this statement will not have any immediate impact on the Company upon adoption.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement addresses financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted this standard and has determined that this statement will not have any immediate impact on the Company’s consolidated financial statements.

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

Outlook

The anticipated recovery in sales of the Company’s products to the fragrance/cosmetic market has not yet materialized and incoming orders received in the third quarter, while improving slightly, do not indicate a turnaround in the fourth quarter. However, due to the very low sales of the Company’s products to the fragrance/cosmetic market in the fourth quarter of 2001, sales of the Company’s products to this market are expected to increase compared to the prior year. Sales of the Company’s products to the pharmaceutical market in the fourth quarter of 2002 are expected to decrease slightly from last year’s strong levels. Sales of the Company’s products to the personal care, household and food markets are all expected to increase over last year’s fourth quarter.

Diluted earnings per share for the year 2002 are expected to equal or slightly exceed the prior year on a comparable basis ($1.87) after excluding the Strategic Initiative charges and patent lawsuit settlement in 2002, and the Strategic Initiative charges and goodwill amortization in 2001.

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

Additionally, in some cases, the Company sells products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales impact the Company’s results of operations. The Company is a net importer into the U.S. of products produced in Europe and, as a result, during periods when the U.S. dollar weakens against the Euro, the transaction cost of purchasing products produced in Europe has a negative impact on the Company’s results of operations (offsetting the impact of any additive translation gains mentioned above). Conversely, a strengthening U.S. dollar has a positive transaction impact on the Company’s results of operations (offsetting the impact of any dilutive translation effects mentioned above).

The Company manages its exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of September 30, 2002, about the Company’s forward currency exchange contracts. All the contracts expire before the end of 2002.

Buy/Sell	Contract Amount	Average Contractual Exchange Rate
Euro/U.S. Dollar	$17,010	1.0270
Euro/British Pound	3,869	1.5607
Euro/Yen	1,324.0086
Other	2,451

T otal	$24,654

The other contracts in the above table represent contracts to buy or sell various other currencies (principally Asian, Australian and South American). As of September 30, 2002, the Company has recorded the fair value of foreign currency forward exchange contracts of $42 thousand in accounts payable and accrued liabilities and $262 thousand in prepayments and other in the balance sheet.

All forward exchange contracts outstanding as of September 30, 2001 had an aggregate contract amount of $21.8 million.

At September 30, 2002, the Company has fixed-to-variable interest rate swap agreements with a notional principal value of $50 million which require the Company to pay an average variable interest rate (which was 2.0% at September 30, 2002) and receive a fixed rate of 6.6%. The variable rates are adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in the Company’s net income. If interest rates increase by 10%, net income related to the interest rate swap agreements would decrease by approximately $100 thousand assuming a tax rate of 33%. As of September 30, 2002, the Company has recorded the fair value of derivative instrument assets of $9.6 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreements. No gain or loss was recorded in the income statement in 2002 since there was no hedge ineffectiveness.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2002, the FCP Aptar Savings Plan (the “Plan”) did not purchase or sell shares of Common Stock of the Company on behalf of the participants. At September 30, 2002, the Plan owns 5,315 shares of Common Stock of the Company. Certain employees of AptarGroup S.A.S. and Valois S.A.S., subsidiaries of the Company, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An agent independent of the Company purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds form the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a	)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b	)	No reports on Form 8-K were filed for the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTARGROUP, INC. (Registrant)

By:	/s/ STEPHEN J. HAGGE
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2002

CERTIFICATIONS

I, Carl A. Siebel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AptarGroup, Inc,;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CARL A. SIEBEL
Carl A. Siebel President and Chief Executive Officer

Date:    November 8, 2002

CERTIFICATIONS

I, Stephen J. Hagge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AptarGroup, Inc,;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEPHEN J. HAGGE
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary

Date:    November 8, 2002

INDEX OF EXHIBITS

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.