Form 10-K
period 2002-12-31
APTARGROUP INC
filed 2003-03-12
CIK 896622

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

DELAWARE	36-3853103
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates as of June 30, 2002 was $1,059,001,846.

The number of shares outstanding of common stock, as of February 26, 2003 was 35,952,239 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2003, are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2002

i / ATR	2002 Form 10-K

PART I

ITEM 1.     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Our business began as a one-product, one-country operation that has become a multinational supplier of a broad line of dispensing packaging systems. Our business was started in the late 1940’s, manufacturing and selling aerosol valves in the United States, and has grown primarily through the acquisition of relatively small companies and internal expansion. We were incorporated in Delaware in 1992.

Our periodic and current reports are available, free of charge, on our website (www.aptargroup.com), as soon as reasonably practicable after the material is electronically filed with, or furnished, to the SEC.

FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. We are organized into five business units. The five business units sell value-added dispensing systems to global consumer product marketers. These business units all require similar production processes, sell to similar classes of customers and markets, use the same methods to distribute products, operate in similar regulatory environments and are similar in all aspects of business except historical economic performance. One of the business units (“SeaquistPerfect”) has had historical economic performance lower than the other four business units and as a result is shown as a separate reportable segment for financial reporting purposes. The other four business units have similar historical economic performance and as a result have been aggregated into one reportable segment entitled “Dispensing Systems” for financial reporting purposes. A summary of revenue from external customers, profitability and total assets for each of the last three years is shown in Note 16 to the Consolidated Financial Statements in Item 8.

DISPENSING SYSTEMS

The Dispensing Systems segment sells all three of our principal product lines (pumps, closures and aerosol valves). Within the aerosol valve product line, the Dispensing Systems segment only sells pharmaceutical metered dose aerosol valves. The table below details the five principal markets we serve and which products are primarily sold by the Dispensing Systems segment.

Fragrance/Cosmetic	Personal Care	Pharmaceutical	Household	Food/Beverage
Pumps	Pumps	Pumps	Pumps	Pumps
	Closures	Aerosol Valves	Closures	Closures

SEAQUISTPERFECT

The SeaquistPerfect segment sells primarily aerosol valves and certain pumps to the personal care, household and, to a lesser degree, the food/beverage markets. The SeaquistPerfect segment does not sell closures, nor does it typically sell its products to the fragrance/cosmetic or pharmaceutical markets. The lower historical economic performance compared to the Dispensing Systems segment is primarily due to the non-pharmaceutical standard aerosol valve business. Competition for this product line of the business is especially strong and comes primarily from privately held companies. In recent years, we have taken various steps to improve profitability of the SeaquistPerfect segment. We have implemented several cost reduction efforts as well as implemented a price increase in 2001 to our North American aerosol valve customers. SeaquistPerfect has also devoted more of its research and development to expand its product offerings of various spray and lotion pumps. In addition, SeaquistPerfect has selectively exited some of the standard aerosol valve business in 2002 that was not strategically important and that did not offer adequate returns. These factors have led to an increase in profitability that is expected to continue.

1 / ATR	2002 Form 10-K

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage markets. We focus on providing value-added dispensing systems (pumps, closures and aerosol valves) to global consumer product marketers to allow them to differentiate their products and meet the consumer’s need for convenience. We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 3,000 customers with no single customer accounting for greater than 6% of our 2002 net sales.

For 2002, the percentages of net sales represented by sales to the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage and other markets were 32%, 29%, 23%, 9% and 7%, respectively. Pumps, closures and aerosol valves represented approximately 60%, 22% and 15%, respectively, of our 2002 net sales. We expect the mix of sales by product and by market to remain approximately the same in 2003.

Sales of our dispensing systems have traditionally grown at a faster rate than the overall packaging industry as consumer’s preference for convenience has increased and product differentiation through packaging design has become more important to our customers. Consumer product marketers have converted many of their products to packages with dispensers that offer the benefit of enhanced shelf appeal, convenience, cleanliness or accuracy of dosage. We expect this trend to continue.

GROWTH STRATEGY

We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing new dispensing technologies.

We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Eastern Europe, Asia and South America.

We believe significant opportunities exist to introduce our dispensing products to non-dispensing applications. Examples of significant opportunities include potential conversion in the food/beverage market for single serve non-carbonated beverages, condiments, cooking oils and salad dressing. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using screw off non-dispensing closures, converting to lotion pumps or dispensing closures.

In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. An example of a product for which we continue to find new applications is the metered dose aerosol valve. Metered dose aerosol valves are used to dispense precise amounts of product in very fine particles from pressurized containers. Traditionally, metered dose valves were used to deliver medication via the pulmonary route. We continue to work with a bio-technology company that is developing proprietary technology to orally administer large molecule drugs to be absorbed through the inner linings of the mouth. Additional examples of opportunities in the pharmaceutical market include nasal pumps to dispense vaccines, cold and flu treatments, and hormone replacement therapies.

We have internally developed a patented technology for dispensing fragrance samples in a lightweight blister package as an alternative to standard vials. This new product called “Clic and Dream” was launched in 2001 and is expected to gain market share in 2003 in the sample fragrance market.

STRATEGIC INITIATIVE

In April 2001, we announced a project (“Strategic Initiative”) to improve the efficiency of operations that produce pumps for our mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative was to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, we closed one molding operation in the U.S. and have consolidated the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of our facilities in Italy. We have also closed several of our sales offices in certain countries. In addition, we are rationalizing our mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for our modular pumps. The project is essentially complete as of December 31, 2002 and no additional expense related to this project is expected in 2003. For details of the charges related to the Strategic Initiative, please refer to Note 14 of the Notes to the Consolidated Financial Statements in Item 8.

2 / ATR	2002 Form 10-K

PUMPS (60% OF 2002 NET SALES)

We believe we are the leading supplier of pharmaceutical, fragrance/cosmetic and personal care fine mist pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. Pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. Pumps are sold to all five of our markets. Traditional applications for pumps include perfumes, lotions, oral and nasal sprays, hair sprays and window cleaners. Applications for pumps have recently expanded to include more viscous products such as spray gels and specialized skin treatments, as well as an increasing number of food products such as butter substitutes and candy sprays. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with perfume and pharmaceutical products to lotion pumps for more viscous formulas. In 2002, 2001 and 2000, pump sales accounted for approximately 60%, 62% and 62%, respectively, of our net sales.

Fragrance/Cosmetic.    The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetic sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which continue to provide us with growth opportunities.

Pharmaceutical.    Pumps sold to the pharmaceutical market deliver medications orally, nasally or topically. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in France, Germany, Switzerland, China and the United States. We believe that the conversion from traditional medication forms such as pills and syringes to the use of pumps for the dispensing of medication will continue to increase. Potential opportunities for conversion from pills and syringes to pump dispensing systems include vaccines, cold and flu treatments and hormone replacement therapies.

Personal Care.    Personal care pumps include both fine mist spray as well as lotion pumps. Applications using fine mist pumps include use in hair care, sun care and deodorant products. We also supply lotion pumps to the personal care market for products such as skin moisturizers and soap.

Food/Beverage.    Historically, sales of our pumps to this market have not been significant. However, we have recently increased our sales to this market with applications such as butter substitute sprays, candy sprays and condiments. We believe there will be additional applications for pumps in this market in the future.

CLOSURES (22% OF 2002 NET SALES)

We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a small degree, some non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. Closure sales accounted for approximately 22% of our net sales for each of the past three years.

Sales of dispensing closures have grown as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. At the same time, consumer marketers are trying to differentiate their products by incorporating performance enhancing features such as no-drip dispensing, inverted packaging and directional flow to make packages simpler to use, cleaner and more appealing to consumers.

Personal Care.    Historically, the majority of our dispensing closure sales have been to the personal care market. Products with dispensing closures include shampoos, shower gels, sun care lotions and toothpaste. While many personal care products in the U.S. and Europe have already converted from non-dispensing to dispensing closures, we expect to benefit from similar conversions in other geographic areas.

Household.    While we have had success worldwide in selling dispensing closures to this market, it has not represented a significant amount of total dispensing closure sales. Products utilizing dispensing closures include

3 / ATR	2002 Form 10-K

dishwashing detergents, laundry care products and household cleaners. We believe this market offers an opportunity for expansion and as a result are focusing on new product developments for this market to accelerate the conversion from non-dispensing to dispensing closures.

Food/Beverage.    Similar to the household market, sales of dispensing closures to the food/beverage market have not represented a significant amount of total dispensing closure sales. However, we have recently experienced an increase in the amount of interest from food marketers who have begun to utilize dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are tremendous growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems.

AEROSOL VALVES (15% OF 2002 NET SALES)

We believe we are one of the largest aerosol valve suppliers worldwide. Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose valves. Demand for aerosol valves is dependent upon the consumers’ preference for application, consumer perception of environmental impact and changes in demand for the products in this market. In 2002, 2001 and 2000, aerosol valve sales accounted for approximately 15%, 14% and 14%, respectively of our net sales.

We have invested in manufacturing capabilities to produce accessories that are complementary to the valve, such as customized spray-through overcaps. These overcaps provide a higher degree of differentiation and convenience since the cap does not need to be removed prior to usage.

Personal Care.    The primary applications in the personal care market are continuous spray valves for hair care products, deodorants and shaving creams. In addition, the metered dose valve is used in this market for breath sprays.

Household.    The primary applications for continuous spray valves in the household market include disinfectants, spray paints, insecticides and automotive products. Metered dose aerosol valves are used for air fresheners.

Pharmaceutical.    Metered dose aerosol valves are used for dispensing precise amounts of medication. Aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. We work with pharmaceutical companies as they work to phase out the use of chlorofluorocarbon (“CFC”) propellants. We have increased our market share of metered dose valves to this market as pharmaceutical companies replace CFC’s with alternative propellants and we expect our market share to continue to grow.

RESEARCH AND DEVELOPMENT

One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative products, adapting existing products for new markets or customer requirements, and lowering costs. We have research and development departments located in each of our five business units, which are located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. This sharing of research and development expenses is not material to the total amount of our research and development expenditures. Expenditures for research and development activities were $27.7 million, $25.9 million and $26.9 million in 2002, 2001 and 2000, respectively.

PATENTS AND TRADEMARKS

We sell our products under the names used by our business units and are not currently offering any products under the AptarGroup name. The names used by our business units have been trademarked. We customarily seek patent and trademark protection for our products and currently own and have numerous applications pending for United

4 / ATR	2002 Form 10-K

States and foreign patents and trademarks. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities in making our products that would also make it difficult for a competitor to duplicate them.

TECHNOLOGY

Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. These molds are required to maintain tolerances as small as one one-thousandth of an inch and manufacture products in a high-speed, cost-effective manner. We have experience in liquid silicone rubber molding that we utilize in our dispensing closure operations and certain of our pump products. We also use bi-injection molding technology in our various product lines to develop new innovative products for the packaging industry.

MANUFACTURING AND SOURCING

The principal raw materials used in our production are plastic resins and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and increasing selling prices over time, as allowed by market conditions. We also purchase plastic and metal components that are used in the final assembly of our products from suppliers near our production facilities. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production in North America. In addition, our pharmaceutical products often use specific approved plastic resin for our customers. Significant delays in receiving components from these suppliers or discontinuance of an approved plastic resin would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short term.

SALES AND DISTRIBUTION

Sales of products are primarily through our own sales force. To a limited extent, we also use the services of independent representatives and distributors who sell our products as independent contractors to certain smaller customers and export markets.

BACKLOG

Our sales are primarily made pursuant to standard purchase orders for delivery of products. Most orders placed with us are ready for delivery within 120 days. Some customers place blanket orders, which extend beyond this delivery period. However, deliveries against purchase orders are subject to change, and only a small portion of the order backlog is noncancelable. The dollar amount associated with the noncancelable portion is not material. Therefore, we do not believe that backlog as of any particular date is an accurate indicator of future results.

CUSTOMERS

The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household products and food/beverage marketers in the world. We have over 3,000 customers with no single customer accounting for greater than 6% of 2002 net sales. Over the past few years, a consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS

A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2002, 2001 and 2000 were approximately 56%, 54% and 53%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in England, France, Germany, Ireland, Italy, Spain and

5 / ATR	2002 Form 10-K

Switzerland. Other geographic areas we service include Argentina, Australia, Brazil, Canada, Czech Republic, China, India, Indonesia, Japan and Mexico, and represent approximately 8% of our consolidated sales for the past three years. Export sales from the United States were $62.7 million, $62.2 million and $44.3 million in 2002, 2001 and 2000, respectively. For additional financial information about geographic areas, please refer to Note 16 in the Notes to the Consolidated Financial Statements in Item 8.

FOREIGN CURRENCY

A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, as well as the Swiss Franc and British pound. We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

WORKING CAPITAL PRACTICES

Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. Historically, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS

AptarGroup has approximately 6,700 full-time employees. Of the full-time employees, approximately 1,500 are located in North America, 4,600 are located in Europe and the remaining 600 are located in Asia and South America. Approximately 100 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our European operations could be costly due to local regulations regarding severance benefits. Management considers our employee relations to be good.

COMPETITION

All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. We expect the market for our products to remain competitive. We believe our competitive advantages are consistent high levels of innovation, quality, service and geographic diversity and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds.

ENVIRONMENT

Our manufacturing operations primarily involve plastic injection molding and automated assembly processes and, to a limited degree, metal annodization. Historically, the environmental impact of these processes has been minimal, and we believe we meet current environmental standards in all material respects.

GOVERNMENT REGULATION

To date, our manufacturing operations have not been significantly affected by environmental laws and regulations relating to the environment. Certain of our products are indirectly affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into

6 / ATR	2002 Form 10-K

the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of volatile organic compounds (“VOC’s”) into the atmosphere. Certain states within the United States have regulations that required the reduction in the amount of VOC’s that can be released into the atmosphere and the potential exists for this type of regulation to expand to a worldwide basis. These regulations required our customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. We own patents and have developed systems to function with alternative propellant and product formulations.

Aerosol packaging of paints has also been adversely impacted by local regulations adopted in many large cities in the United States designed to address the problem of spray painted graffiti. Aerosol packaging may also be adversely impacted by insurance cost considerations relating to the storage of aerosol products.

Future government regulations could include medical cost containment policies. For example, reviews by various governments to determine the number of drugs or prices thereof that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for our pharmaceutical products. We believe that the focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides us with an opportunity to expand sales to the pharmaceutical market. Regulatory requirements impact our customers and could affect our investment in and manufacturing of products for the pharmaceutical market.

EXECUTIVE OFFICERS

The positions and ages listed below are as of February 26, 2003. There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

Carl Siebel, age 68, has been President and Chief Executive Officer of AptarGroup since 1995. From 1993 through 1995, he was President and Chief Operating Officer of AptarGroup.

Peter Pfeiffer, age 54, has been Vice Chairman of the Board since 1993.

Stephen Hagge, age 51, has been Executive Vice President, Chief Financial Officer and Secretary of AptarGroup since 1993. From 1993 to 2000, Mr. Hagge was also Treasurer of AptarGroup.

Jacques Blanié, age 56, has been Executive Vice President of SeaquistPerfect Dispensing L.L.C. since 1996 and Geschäftsführer of SeaquistPerfect Dispensing GmbH since 1986.

Francois Boutan, age 60, has served in the capacity of Vice President Finance-Europe since 1998. Mr. Boutan was Financial Director and Controller of the European operations of AptarGroup from 1988 to 1998.

Olivier de Pous, age 58, has been Directeur Général of Valois S.A.S. since January 2000. Mr. de Pous was Directeur de Division Parfumerie Cosmétique of Valois S.A.S from 1997 to 1999.

Patrick Doherty, age 47, has served as President of SeaquistPerfect Dispensing L.L.C. since October 2000. Mr. Doherty was Executive Vice President, General Manager of SeaquistPerfect Dispensing L.L.C. from April 1999 to October 2000, and was Vice President of Operations of SeaquistPerfect Dispensing L.L.C. from April 1993 to April 1999.

Olivier Fourment, age 45, has been Directeur Général of Valois S.A.S. since January 2000. Mr. Fourment was Directeur de Division Pharmacie of Valois S.A.S. from 1997 to 1999.

Lawrence Lowrimore, age 58, has been Vice President-Human Resources of AptarGroup since 1993.

Francesco Mascitelli, age 52, has been President of Emsar, Inc. since December 2002 and has been Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991.

Emil Meshberg, age 55, has been Vice President of AptarGroup since February 1999, and has served as Chief Executive Officer and President of Emson Research, Inc. for more than the past five years.

Eric Ruskoski, age 55, has been President of Seaquist Closures L.L.C. since 1987.

Hans-Josef Schütz, age 58, has been Geschäftsführer of the Pfeiffer Group since 1993.

7 / ATR	2002 Form 10-K

ITEM 2.     PROPERTIES

We lease or own our principal offices and manufacturing facilities. None of the owned principal properties is subject to a lien or other encumbrance material to our operations. We believe that existing operating leases will be renegotiated as they expire, will be acquired through purchase options or that suitable alternative properties will be leased on acceptable terms. We consider the condition and extent of utilization of our manufacturing facilities and other properties to be generally good, and the capacity of our plants to be adequate for the needs of our business. The locations of our principal manufacturing facilities, by country, are set forth below:

ARGENTINA	BRAZIL	CHINA
Buenos Aires	Sao Paulo	Suzhou (2)

CZECH REPUBLIC	FRANCE	GERMANY
Ckyne	Annecy	Böhringen
	Le Neubourg	Dortmund (1)
	Le Vaudreuil	Eigeltingen
	Poincy	Freyung
	Verneuil Sur Avre (2)	Menden (1)

IRELAND	ITALY	MEXICO
Ballinasloe, County Gallway	Manoppello	Queretaro (2)
Tourmakeady, County Mayo	Milan (1)
San Giovanni Teatino (Chieti)

SWITZERLAND	UNITED KINGDOM	UNITED STATES
Messovico	Leeds, England	Cary, Illinois (1)
Congers, New York
McHenry, Illinois (1)
Midland, Michigan
Mukwonago, Wisconsin
Stratford, Connecticut
Torrington, Connecticut

(1)	Locations of facilities dedicated to the SeaquistPerfect segment.
(2)	Locations that have facilities for both the SeaquistPerfect and Dispensing Systems segments. All other locations not footnoted represent locations of facilities dedicated to the Dispensing Systems segment.

In addition to the above countries, we have sales offices or other manufacturing facilities in Australia, Canada, India, Indonesia, Japan and Spain. Our corporate office is located in Crystal Lake, Illinois.

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings we are involved in generally relate to product liability and patent infringement issues. In our opinion, the outcome of pending claims and litigation is not likely to have a material adverse effect on our financial position, results of our operations or our cash flow.

Historically, product liability claims for all of our products have been minimal. However, the increase in pump and aerosol valve applications for pharmaceutical products may increase the risk associated with product liability claims. Quality control systems are specifically designed to prevent defects in our products. Additionally, we maintain product liability insurance in excess of our historical claims experience. Due to rising cost of insurance premiums in 2002, we have taken on additional self-insured retentions and higher deductibles.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

8 / ATR	2002 Form 10-K

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding market prices of our Common Stock and dividends paid may be found in Note 18 to the Consolidated Financial Statements in Item 8.

Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 26, 2003, there were approximately 600 registered holders of record.

During the quarter ended December 31, 2002, the FCP Aptar Savings Plan (the “Plan”) sold 160 shares of our Common Stock on behalf of the participants at an average price of $29.74 for an aggregate amount of $4,758. At December 31, 2002, the Plan owns 5,155 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

9 / ATR	2002 Form 10-K

ITEM 6.     SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Year Ended December 31,	2002	2001	2000	1999	1998
Statement of Income Data:
Net Sales	$926.7	$892.0	$883.5	$834.3	$713.5
Cost of Sales (exclusive of depreciation shown below)	593.7	562.8	553.6	519.7	444.6
% Of Net Sales	64.1%	63.1%	62.7%	62.3%	62.3%
Selling, Research & Development and Administrative	148.3	146.1	145.0	137.5	119.3
% of Net Sales	16.0%	16.4%	16.4%	16.5%	16.7%
Depreciation and Amortization	72.1	73.6	70.9	68.7	54.4
% of Net Sales	7.8%	8.3%	8.0%	8.2%	7.6%
Operating Income	107.1	101.9	113.9	108.4	95.2
% of Net Sales	11.6%	11.4%	12.9%	13.0%	13.3%
Net Income (1)	66.6	58.8	64.7	58.7	60.8
% of Net Sales	7.2%	6.6%	7.3%	7.0%	8.5%

Per Common Share:
Net Income
Basic (2)	$1.86	$1.64	$1.80	$1.62	$1.69
Diluted (2)	1.82	1.61	1.78	1.59	1.65
Cash Dividends Declared	.24	.22	.20	.18	.16

Balance Sheet and Other Data:
Capital Expenditures	$89.8	$92.2	$93.9	$88.6	$79.8
Total Assets	1,047.7	915.3	952.2	863.3	714.7
Long-Term Obligations	219.2	239.4	252.8	235.6	80.9
Net Debt (3)	136.7	204.5	236.8	238.4	92.9
Stockholders’ Equity	594.5	469.2	440.5	420.3	415.5
Capital Expenditures % of Net Sales	9.7%	10.3%	10.6%	10.6%	11.2%
Interest Bearing Debt to Total Capitalization (4)	27.6%	35.0%	39.9%	39.2%	22.1%
Net Debt to Total Net Capitalization (5)	18.7%	30.4%	35.0%	36.2%	18.3%

(1)	Net income includes a charge for a Patent Dispute Settlement of $2.7 million and Strategic Initiative charges of $1.1 million in 2002, Strategic Initiative charges of $6.0 million in 2001 and $3.3 million of in process research and development (“IPR&D”) write-off in 1999.
(2)	Net income per basic and diluted common share includes the negative effects of $0.07 for a Patent Dispute Settlement and $0.03 for Strategic Initiative charges in 2002, $0.17 for Strategic Initiative charges in 2001 and $0.09 for IPR&D write-off in 1999.
(3)	Net Debt is interest bearing debt less cash and cash equivalents.
(4)	Total Capitalization is Stockholders’ Equity plus interest bearing debt.
(5)	Net Capitalization is Stockholders’ Equity plus Net Debt.

10 / ATR	2002 Form 10-K

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

(In thousands, except per share amounts or otherwise indicated)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items to net sales:

Years Ended December 31,	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	64.1	63.1	62.7
Selling, research & development and administrative	16.0	16.4	16.4
Depreciation and amortization	7.8	8.2	8.0
Strategic Initiative charges	0.1	0.9	–
Patent dispute settlement	0.4	–	–

Operating income	11.6	11.4	12.9

Other income (expenses)	(1.0)	(1.5)	(1.8)

Income before income taxes	10.6	9.9	11.1
Provision for income taxes	3.4	3.3	3.8

Net income	7.2%	6.6%	7.3%

NET SALES

For 2002, we achieved record net sales of $926.7 million, or 4% above 2001 net sales of $892.0 million, reflecting the diversification of our products and the markets we serve. The U.S. dollar weakened compared to the Euro throughout 2002 and finished on average approximately 5% weaker than the Euro compared to 2001. Excluding changes in foreign currency rates, net sales increased in 2002 approximately 2% instead of the 4% reported. Sales of our products to the fragrance/cosmetic industry in 2002 were below 2001 levels reflecting general weak economic conditions, pricing pressure and the continued reduction of inventory levels in the market. Offsetting the decline in sales to the fragrance/cosmetic market was an increase in sales to the other four markets that we serve. In spite of ongoing competitive price pressure, sales of our products to the personal care market in 2002 increased over 2001 levels due primarily to the strength of our products sold to this market as well as new customer launches utilizing our products and accessories. Sales of our products to the pharmaceutical market in 2002 also increased compared to 2001, primarily due to increased use of our metered dose aerosol valves by customers in this market who have converted from chlorofluorocarbons (“CFC”) to alternative propellants. Sales of our products to the food/beverage market in 2002 increased strongly due to the increasing acceptance of valved dispensing closure technology for food applications such as ketchup, honey and other condiments as well as beverage applications. Sales of our products to the household market in 2002 increased over 2001 due primarily to the success of our dispensing closures on a variety of household related products as well as the use of metered aerosol valves for room scenting air fresheners.

For 2001, our net sales totaled $892.0 million, an increase of 1% when compared to net sales of $883.5 million in 2000. Excluding changes in foreign currency rates, net sales grew 3% compared to the prior year. Sales of our products to the worldwide fragrance/cosmetic market were strong in the first half of 2001 and decreased starting in the third quarter and continued into the fourth quarter of 2001 compared to 2000. For the year 2001, sales of pumps to the worldwide fragrance/cosmetic market increased moderately compared to 2000. Sales of aerosol valves, pumps and dispensing closures to the worldwide personal care market decreased slightly in 2001 compared to 2000. Sales of metered dose aerosol valves and pumps to the pharmaceutical market showed moderate growth in 2001 over 2000. Pricing had a slightly negative impact on sales during 2001 due in part to reduced plastic resin prices passed through to customers who purchased dispensing closures.

11 / ATR	2002 Form 10-K

The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2002	% of Total	2001	% of Total	2000	% of Total

Domestic	$336,635	36%	$334,509	38%	$343,825	39%
Europe	513,256	56%	481,875	54%	467,409	53%
Other Foreign	76,800	8%	75,602	8%	72,247	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percentage of net sales increased in 2002 to 64.1% compared to 63.1% in 2001. Our cost of sales percentage was negatively influenced by the following factors in 2002:

Underutilized Fixed Costs.    Due to the decrease in sales to the fragrance/cosmetic market we had underutilized fixed manufacturing costs, particularly in Europe.

Rising Insurance Costs.    Insurance costs rose dramatically in 2002, particularly property and casualty insurance, which increased nearly $2.5 million from 2001.

Continued Price Pressure.    Pricing pressure continues to be strong in all the markets we serve, particularly in the dispensing closure product range. Price reductions greater than cost savings achieved through productivity gains had a negative impact on the cost of sales as a percentage of net sales.

Strengthening of the Euro.    We are a net importer to the U.S. of products produced in Europe. As a result, when the Euro strengthens against the U.S. dollar, products produced in Europe (with costs denominated in Euros) and imported to the U.S. increase in cost, thus having a negative impact on cost of sales.

Offsetting these negative factors was the following positive impact in 2002:

Cost Reduction Efforts.    We continued to reduce costs worldwide and, in particular, our Strategic Initiative, which began in 2001 led to labor savings as well as productivity improvements, both of which reduced cost of goods sold.

Our cost of sales as a percentage of net sales in 2001 increased slightly to 63.1% compared to 62.7% in 2000. Our cost of sales percentage was negatively influenced by the following factors:

Underutilized Fixed Costs.    Due to decreased sales in the fourth quarter of 2001, many of the plants worldwide had significant underutilized fixed manufacturing costs.

Increase in Labor Costs.    Our French operations implemented a government required reduction in working hours to 35 hours per week late in 2000. The full year impact of this reduction to 35 hours negatively impacted the cost of sales in 2001.

Offsetting these negative factors were the following positive impacts in 2001:

Cost Reduction Programs.    We implemented several cost reduction programs, primarily in the U.S., most notably the Strategic Initiative project in 2001.

Lower Raw Material Prices.    Due to market conditions and an emphasis on reducing costs, raw material cost savings, particularly for plastic resin and metal parts, were achieved compared to 2000.

12 / ATR	2002 Form 10-K

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately $2.2 million in 2002 over 2001. Approximately 56% of our business is based in Europe and have costs denominated in Euros. Excluding the impact of the strengthened Euro compared to the U.S. dollar, SG&A actually decreased approximately $1.4 million in 2002. We were able to reduce SG&A costs in 2002 through our cost reduction efforts, which offset increased pension and insurance costs. SG&A as a percentage of sales decreased to 16.0% from 16.4% in 2001.

SG&A increased approximately $1.1 million in 2001 compared to the prior year but remained constant as a percentage of sales at 16.4%.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased nearly $1.5 million in 2002 to $72.1 million compared to $73.6 million in 2001. Depreciation and amortization expense in 2001 included approximately $3.6 million of amortization of goodwill while 2002 did not include any goodwill amortization. In addition, 2001 also included approximately $1.9 million of depreciation expense related to the Strategic Initiative (described below). Certain long-lived assets were taken out of service prior to the end of their normal service period due to the plant shutdown and rationalization of product lines. Accordingly, we changed the estimated useful lives of these assets, resulting in an acceleration of depreciation (“Accelerated Depreciation”) of $1.9 million. Depreciation and amortization in 2002 includes only $0.1 million of Accelerated Depreciation. Excluding this change in Accelerated Depreciation and goodwill amortization, depreciation and amortization increased approximately $4 million in 2002. Approximately $2 million of the increase is related to the stronger Euro compared to the U.S. dollar in 2002. The remainder of the increase in depreciation and amortization expense is due to capital expenditures in excess of depreciation over the past few years.

Depreciation and amortization increased nearly $2.7 million to $73.6 million in 2001 compared to $70.9 million in 2000. Included in 2001 depreciation and amortization is approximately $1.9 million of Accelerated Depreciation as part of our Strategic Initiative. Excluding this Accelerated Depreciation, depreciation and amortization increased $800 in 2001.

STRATEGIC INITIATIVE CHARGES

In April 2001, we announced a Strategic Initiative project to improve the efficiency of our operations that produce pumps for our mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative was to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, we closed one molding operation in the U.S. and have consolidated the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of our facilities in Italy. We also closed several of our sales offices in certain foreign countries. In addition, we are rationalizing our mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for our modular pumps. The project is essentially complete as of December 31, 2002 and no additional expense related to this project is expected.

Strategic Initiative charges totaled $1.2 million in 2002 compared to $7.6 million recorded in 2001. The $1.2 million of charges recorded in 2002 relates to accrued severance and employee benefits related to additional employees who were involuntarily terminated in 2002. The $7.6 million of Strategic Initiative charges recorded in 2001 primarily related to non-cash fixed asset impairment charges of $5.5 million for fixed assets held for use related to non-modular pumps that were discontinued. These non-modular pumps were sold during the Strategic Initiative project but have been discontinued now that there is adequate capacity for the modular pumps. The undiscounted expected future cash flows for the products using these non-modular pumps during the phase out period were less than the carrying value of the specific identifiable assets used to generate these cash flows and thus an impairment charge was recognized in accordance with SFAS No. 121 “Accounting for the Impairment of the Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The remaining Strategic Initiative charges related primarily to accrued severance costs and related benefits for U.S. employees who were involuntarily terminated, accrued utility abatement reimbursements and accrued costs to refurbish a leased facility that we vacated. Strategic Initiative charges plus Accelerated Depreciation and other related costs such as training are hereinafter referred to as “Total Strategic Initiative Related Costs.” The Total Strategic Initiative Related Costs from inception of the project were approximately $11.3 million before taxes.

13 / ATR	2002 Form 10-K

PATENT DISPUTE SETTLEMENT

In May 2002, we announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial that was scheduled to begin in late 2002. As part of the settlement, the parties have entered into a cross-license agreement. Patent dispute settlement charges of $4.2 million are included in 2002.

OPERATING INCOME

The following table details the calculation of operating income on a comparable basis by adjusting reported operating income for goodwill amortization recorded in 2001 and 2000, Strategic Initiative Related Costs recorded in 2002 and 2001 and patent dispute settlement charges recorded in 2002.

Years Ended December 31,	2002	2001	2000

Operating Income as Reported	$107,073	$101,868	$113,890
Strategic Initiative Related Costs	1,683	9,610	–
Patent Dispute Settlement	4,168	–	–
Goodwill Amortization	–	3,646	3,518

Comparable Operating Income	$112,924	$115,124	$117,408

Comparable operating income decreased approximately $2.2 million to $112.9 million in 2002 compared to $115.1 million in 2001 primarily related to the reduction in sales to the fragrance/cosmetic market in 2002.

Comparable operating income decreased approximately $2.3 million in 2001 to $115.1 million compared to $117.4 million recorded in 2000 due to the low level of sales in the fourth quarter of 2001.

NET OTHER EXPENSES

Net other expenses in 2002 decreased to $8.7 million compared to $13.5 million in 2001 reflecting decreased interest expense of approximately $4.9 million. The decrease in interest expense is due primarily to lower interest rates worldwide as well as a reduction in interest bearing debt.

Net other expenses in 2001 decreased to $13.5 million from $16.0 million in 2000 also reflecting decreased interest expense of approximately $3.4 million. Interest rates began decreasing in 2001 and this decrease, combined with the reduction in interest bearing debt, helped reduce interest expense.

EFFECTIVE TAX RATE

The reported effective tax rate for 2002 decreased to 32.2% in 2002 compared to 33.3% in 2001. The reduction in the effective tax rate reflects the mix of where our income was earned.

The reported effective tax rate was 33.3% in 2001 compared to 34.0% in 2000. The decrease compared to the prior year reflects the benefits of reductions in certain European corporate income tax rates in 2001 as well as the mix of where our income was earned.

NET INCOME

We reported net income of $66.6 million in 2002 compared to $58.8 million reported in 2001. Excluding the after-tax effect of Total Strategic Initiative Related Costs, the Patent Dispute Settlement and goodwill amortization, net income was $70.4 million in 2002 compared to $68.3 million in 2001.

Net income as reported in 2001 decreased to $58.8 million compared to $64.7 million in 2000. Excluding the after-tax effect of Total Strategic Initiative Related Costs and goodwill amortization, net income increased slightly to $68.3 million in 2001 compared to $68.1 million in 2000.

14 / ATR	2002 Form 10-K

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all of the markets we serve.

Years Ended December 31,	2002	2001	2000

Net Sales	$764,128	$746,456	$742,567
Earnings Before Interest and Taxes (“EBIT”)	114,517	119,761	123,649
EBIT as a percentage of Net Sales	15.0%	16.0%	16.7%

Our net sales for the Dispensing Systems segment grew by approximately 2% over 2001 levels reflecting strong sales of our dispensing closure product range to the personal care, household, and food/beverage markets. Sales of our pumps and metered dose aerosol valves to the pharmaceutical market increased in 2002 over 2001, but were offset by a decrease in sales of pumps to the fragrance/cosmetic market.

Net sales in 2001 increased approximately 1% to $746.5 million compared to $742.6 million in 2000. Net sales of this segment’s products to the pharmaceutical and fragrance/cosmetic market grew moderately in 2001 compared to 2000. Sales to the fragrance/cosmetic market were particularly strong in the first half of 2001 and decreased significantly in the fourth quarter. Sales of this segment’s products to the personal care market decreased moderately over 2000.

Segment EBIT (defined as earnings before net interest, corporate expenses, income taxes and unusual items) decreased approximately 4% in 2002 due primarily to the underutilized fixed costs relating to the decrease in sales to the fragrance/cosmetic market as well as pricing pressure across all products and markets, in particular for dispensing closures.

Segment EBIT in 2001 decreased approximately 3% to $119.8 million from $123.6 million in 2000. The decrease in EBIT is primarily related to the decrease in sales to the fragrance/cosmetic market in the second half of the year, which caused significant underutilization of fixed costs.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

Years Ended December 31,	2002	2001	2000

Net Sales	$162,563	$145,530	$140,914
Earnings Before Interest and Taxes (“EBIT”)	11,070	5,843	5,017
EBIT as a percentage of Net Sales	6.8%	4.0%	3.6%

Net sales for the SeaquistPerfect segment in 2002 increased 12% from 2001, reflecting strong sales growth of aerosol valves and pumps and their related accessories, particularly to the personal care market. Sales of aerosol valve units increased in Europe, particularly to Eastern European countries where growth rates have exceeded those of Western European countries. Sales of aerosol valve units have decreased in the U.S. as we have selectively shifted away from lower-margin business. Pump unit sales also increased particularly in Europe where we have benefited from the success of new pump packaging categories such as sun care. Lotion pump unit sales to the personal care market also increased over 2001 as this product line is growing at a higher rate than the overall personal care market, due primarily to an increased consumer focus on skin care products.

Net sales in 2001 increased approximately 3% to $145.5 million compared to $140.9 million in 2000. The increase in sales in 2001 is due primarily to an increase in sales to the European personal care market. Sales in Europe of both aerosol valves and non-aerosol spray and lotion pumps increased nearly 6% over 2000 levels. Sales in North America decreased slightly, due primarily to decreased sales of non-aerosol spray and lotion pumps to the personal care market.

15 / ATR	2002 Form 10-K

Segment EBIT in 2002 increased significantly over 2001, due primarily to the increased sales volumes mentioned above. In addition, this segment’s focus on innovation and providing our customers more value-enhanced products or specialty designs has led to an increase in higher-priced custom products and specialty accessories, thus allowing us to improve profitability.

Segment EBIT in 2001 increased approximately 16% to $5.8 million compared to $5.0 million in 2000, primarily due to the North American cost savings efforts and an aerosol valve price increase implemented in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition strengthened in 2002. Cash and equivalents increased to $90.2 million from $48.0 million in 2001. Total short and long-term interest bearing debt decreased to $226.9 million from $252.6 million in 2001. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 19% compared to 30% as of December 31, 2001.

For 2002, net cash generated from operating activities increased to $154.5 million compared to $128.7 million in 2001 and $130.5 million in 2000. In each of these years, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash generated from operating activities in 2002 reflects the increase in net income and depreciation expense as well as a continuing reduction in accounts receivable and inventory, net of currency fluctuations. During 2002, we utilized the majority of these cash flows to finance capital expenditures, pay down existing debt obligations, repurchase Company stock, and pay dividends to shareholders.

We used $87.7 million in cash for investing activities during 2002, compared to $91.4 million during 2001 and $100.5 million in 2000. This decrease in 2002 is primarily due to a reduction in capital expenditures compared to 2001. Capital expenditures totaled $89.8 million in 2002, $92.2 million in 2001 and $93.9 million in 2000. Each year we invested in property, plant and equipment primarily for new products, capacity increases, product line extensions, and maintenance of business. Cash used for investing activities decreased in 2001 compared to 2000. Cash used for acquisitions and affiliates was lower in 2001 compared to 2000. Cash outlays for capital expenditures for 2003 are estimated to be in the range of $80 to $85 million, subject to changes in exchange rates. We estimate that approximately 30% of capital is spent on maintenance of the business.

During the third quarter of 2000, we contributed assets worth approximately $7.4 million and liabilities worth approximately $2.4 million into a joint venture to produce airless pump dispensing systems for the fragrance/cosmetic market. Prior to creating the joint venture, we had annual sales of approximately $15 million of airless dispensing systems that are now sold as part of the joint venture and are therefore not included in our sales. The impact on profitability in 2000 was not significant. Our share of the joint venture loss was approximately $200 in 2002 and $800 in 2001. The results derived from the joint venture are shown in the income statement in equity as results of affiliates.

We used $34.5 million in cash for financing activities during 2002, compared to $42.0 million in 2001 and $5.7 million in 2000. The majority of the cash used for financing activities in all three years was used to pay down long and short-term debt, to pay dividends to our shareholders and to buy back shares of our stock. We are authorized to repurchase a maximum of 3 million shares of the Company’s outstanding common stock. As of December 31, 2002, 1.3 million shares have been repurchased for an aggregate amount of $35.1 million. In 2002, 180 thousand shares were repurchased for an aggregate amount of $5.2 million.

In 2002, we canceled an interest rate swap agreement which had a notional amount of $25 million. The cancellation of the interest rate swap agreement netted approximately $4.0 million. The net economic effect of canceling the swap agreement converted a variable interest rate on $25 million of debt to an effective fixed interest rate of 3.8%.

We have a $100 million unsecured revolving credit agreement. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At December 31, 2002 the amount unused and available under this agreement was $27 million. We are required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides us with the ability to refinance certain short-term debt obligations on a long-term basis. Since management has the ability and intent to do so, an additional $12.5 million of short-term debt obligations have been reclassified as long-term obligations as of December 31, 2002. If we were unable to renegotiate or extend the terms of the unsecured revolving credit agreement before June 30, 2003, the entire amount borrowed against the revolver at June 30, 2003 would be shown as short-term obligations in the Consolidated Financial Statements.

16 / ATR	2002 Form 10-K

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $90.2 million in cash and equivalents is located outside of the U.S. We are currently in an overall foreign loss (“OFL”) tax situation in the U.S. Any foreign dividend repatriated back to the U.S. would be taxed up to the extent of the OFL. The negative tax consequences of the OFL would impact approximately the first $10 million in foreign dividends repatriated back to the U.S. Assuming we repatriated approximately $10 million in dividends from foreign entities, we estimate that the cash cost to repatriate these dividends would be approximately $2 million.

We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future. We have historically used cash flow from operations as our primary source of liquidity. In the case that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels which historically have been the most significant use of cash for us.

Insurance costs have risen sharply in 2002. In addition to the increased insurance premiums we paid in 2002, we have also taken on additional self-insured retentions and higher deductibles.

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements. If we do not exercise the purchase option by the end of the lease, we would be required to pay an amount not to exceed $9.5 million. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section “Overview of Contractual Obligations” for future payments relating to operating leases.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2002:

Contractual Obligations	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term Debt	$204,105	$5,652	$85,164	$582	$112,707
Capital Lease Obligations	12,237	2,635	3,834	2,136	3,632
Operating Leases	43,006	7,295	12,205	18,237	5,269
Unconditional Purchase Obligations	–	–	–	–	–
Other Long-term Obligations	–	–	–	–	–

Total Contractual Obligations	$259,348	$15,582	$101,203	$20,955	$121,608

The capital lease obligation future payments listed above include future interest payments while the long-term debt repayments reflect only principal payments. We have approximately $23.6 million of other long-term obligations on the balance sheet for retirement and deferred compensation plans. Future payments related to these obligations are difficult to determine as they are based upon governmental contribution requirements which fluctuate annually. Approximately 50% of our long-term debt has variable interest rates. If market conditions should change dramatically and interest rates rise in the future, our future obligations relating to interest payments will increase.

17 / ATR	2002 Form 10-K

ADOPTION OF ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after September 15, 2002. We have performed a preliminary assessment and have determined that this statement will not have a material impact on us upon adoption.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement will address the accounting for costs associated with disposal activities or with exit (or restructuring) activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and nullifies Issue 94-3 in its entirety. SFAS No. 146 would be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will adopt this standard at the beginning of fiscal year 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements for SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new transition requirements are effective for financial statements of fiscal years ending after December 15, 2002. Interim disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002. We have not changed to a fair value based method of accounting for stock-based employee compensation and, as a result, the transition requirements do not affect us. We have adopted the new disclosure requirements which are shown in Note 1 of the Notes to the Consolidated Financial Statements in Item 8. We will provide the interim disclosures beginning with the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation expands on the accounting guidance of SFAS Nos. 5, 57 and 107 and incorporates without change the provisions of FIN No. 34, which is superceded. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee, and must disclose that information in its interim and annual financial statements. We typically do not provide any guarantees and do not have any guarantees existing at this time, but will apply the measurement provisions and provide the necessary disclosure requirements should we issue a guarantee in the future.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We do not have any investments in variable interest entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, pensions and contingencies. We base our estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our Consolidated Financial Statements.

18 / ATR	2002 Form 10-K

IMPAIRMENT OF GOODWILL

In accordance with SFAS 142, we evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. SFAS 142 requires that if the carrying value of a reporting unit for which the goodwill relates to exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.

As we discuss in the notes to the financial statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $128.9 million is shown on our balance sheet as of December 31, 2002.

We believe that the accounting estimate related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about the future cash flows for each reporting unit over several years in the future, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today. The estimate for future cash flows and its impact on the impairment testing of goodwill is a critical accounting estimate for the Dispensing Systems segment of our business. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition (“MD&A”).

In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a four year projection of cash flows is made based upon expected sales growth rates and capital and working capital requirements based upon historical needs. A discounted cash flow model is used to discount the future cash flows back to the present using an independent, third party generated weighted-average cost of capital and verified by management. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. Additionally, a market multiple analysis is calculated by using AptarGroup’s overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.

The $128.9 million of goodwill is reported in five reporting units. Four of the five reporting units have fair values which significantly exceed their carrying values. The fifth reporting unit contains approximately $91 million of the total $128.9 million in goodwill and has the smallest excess of fair value over carrying value of the five reporting units.

We believe our assumptions used in discounting future cash flows are conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 25% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $91 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $91 million of goodwill would be at risk for impairment. A full $91 million impairment loss would have reduced Total Assets as of December 31, 2002 by approximately 9% and would have reduced Income Before Income Taxes by nearly 93%.

If we had been required to recognize an impairment loss of the full $91 million, it would not likely have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We record an allowance for doubtful accounts as an estimate of the inability of our customers to make their required payments. We determine the amount of our allowance for doubtful accounts by looking at a variety of factors. First we examine an aging of the accounts receivable in each entity within the Company. The aging lists past due amounts according to invoice terms. In addition, we consider the current economic environment, the

19 / ATR	2002 Form 10-K

credit rating of the customers and general overall market conditions. In some countries we maintain credit insurance which can be used in certain cases of non-payment.

We believe that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because: (1) it requires management to make assumptions about the ability to collect amounts owed from customers in the future, and (2) changes to these assumptions or estimates could have a material impact on our results of operations. The estimate for the allowance for doubtful accounts is a critical accounting estimate for both of our segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this MD&A.

When we determine that a customer is unlikely to pay, we will record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically the customer will file for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2002, we added approximately $2.5 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $1.6 million. Please refer to page 58 in this Form 10-K (Schedule II – Valuation and Qualifying Accounts) for activity in the allowance for doubtful accounts over the past three years.

We had approximately $200 million in outstanding accounts receivable at December 31, 2002. At December 31, 2002 we had approximately $8.2 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but the largest potential customer balance at any one time would not exceed $10 million. An additional loss of $10 million would reduce our Total Assets as of December 31, 2002 by approximately 1% and would have reduced Income Before Income Taxes by nearly 10%.

If we had been required to recognize an additional $10 million in bad debt expense, it would likely not have affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

VALUATION OF PENSION BENEFITS

The benefit obligations and net periodic pension cost associated with our domestic and foreign noncontributory pension plans are determined using actuarial assumptions. Such assumptions include discount rates to reflect the time value of money, employee compensation increase rates, demographic assumptions to determine the probability and timing of benefit payments, and the long-term rate of return on plan assets. The actuarial assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries. Because assumptions and estimates are used, actual results could differ from expected results.

The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rates for our domestic and foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. At December 31, 2002, the discount rates for our domestic and foreign plans were 6.25% and 5.35%, respectively.

We believe that the accounting estimates related to determining the valuation of pension benefits are critical accounting estimates because: (1) changes in them can materially affect net income, and (2) we are required to establish the discount rate and the expected return on fund assets which are highly uncertain and require judgment. The estimates for the valuation of pension benefits are critical accounting estimates for both of our segments. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to them in this MD&A.

To the extent the discount rate increases (or decreases), our ABO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be an $8.0 million increase in the ABO and a $1.3 million increase in net periodic benefit cost. To the extent the ABO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Shareholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $6.3 million decrease in the ABO and a $0.7 million decrease in net periodic benefit cost. A decrease of this magnitude in the ABO would eliminate a substantial portion of the Additional Minimum Pension Liability, and the reduction in Other Comprehensive Income and Shareholders’ Equity.

20 / ATR	2002 Form 10-K

The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Approximately 83% of our consolidated pension plan assets at December 31, 2002 related to domestic plans, with the remainder relating to foreign plans. Of domestic plan assets, approximately 65% is invested in equities and 35% is invested in fixed income securities. Of foreign plans assets, approximately 40% is invested in equities and 60% is invested in fixed income securities.

The expected long-term rate of return assumption is determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain reduces future net periodic benefit cost over a period of approximately 15 to 20 years. Likewise, to the extent the actual rate of return on assets realized over the course of a year is less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this loss increases future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each expected long-term rate of return on assets would be a $0.2 million increase in net periodic benefit cost. The estimated effect of a 1% increase in the expected long-term rate of return on assets would be a $0.2 million decrease in net periodic benefit cost.

The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.25% change in the expected compensation increase would not be material to the PBO or to net periodic benefit cost.

Our primary pension related assumptions as of December 31, 2002 and 2001 were as follows:

Actuarial Assumptions as of December 31,	2002	2001

Discount rate:
U.S. plans	6.25%	6.75%
Foreign plans	5.35%	5.60%

Expected long-term rate of return on plan assets:
U.S. plans	7.50%	8.25%
Foreign plans	6.50%	6.50%

Rate of compensation increase:
U.S. plans	4.50%	4.75%
Foreign plans	3.00%	3.00%

Assuming no impact from the movement in foreign currency exchange rates, the estimated impact of the changes in the actuarial assumptions as noted in the table above on our 2003 net periodic benefit cost is a net increase of approximately $1 million.

INCOME TAXES ON UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES

Our policy has been to continue to reinvest earnings of our foreign subsidiaries indefinitely. As of December 31, 2002, we have approximately $387 million of undistributed earnings of foreign subsidiaries. Since our intent is to reinvest the earnings of our foreign subsidiaries indefinitely, we have not provided deferred taxes in our financial statements for any future repatriation in accordance with Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes-Special Areas.”

We believe that the accounting policy to indefinitely reinvest the earnings of our foreign subsidiaries is a critical accounting policy because: (1) any change or deviation from that policy could trigger additional tax expense for us that is not provided for in the financial statements today thus increasing our overall effective tax rate, reducing earnings per share and reducing cash flow; and (2) a majority of our $90 million in cash and equivalents are located outside of the U.S. The policy to reinvest earnings of our foreign subsidiaries indefinitely is a critical accounting policy for the company as a whole and does not directly impact either of our segments. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this MD&A.

Currently we have no future plans for use in the U.S. of any of the cash located outside of the U.S. and as a result have no plans to repatriate any past or future foreign earnings. However, if a significant short-term liquidity

21 / ATR	2002 Form 10-K

crisis would arise, it would be reasonably likely that we would have to consider repatriating some or all of our $90 million in cash to the U.S.

Calculating the effect of taxes on repatriated foreign earnings can be extremely complex. Taxes have to reflect the expected form of repatriation (generally, dividend, sale or liquidation, or loan to the parent). That form of repatriation will result in different characteristics of income (ordinary versus capital gain) or different amounts of deemed-paid foreign tax credits available. If we were to repatriate $90 million of cash to the U.S. in the next year in the form of a dividend, we estimate that the additional cash taxes required to be paid could range from $7 million to $10 million. This additional tax would increase our future effective tax rate from the 33% to 34% anticipated to 39% to 43% and reduce earnings per share by approximately $.19 to $.27 per share.

ACCOUNTING FOR STOCK BASED COMPENSATION

We follow APB No. 25 “Accounting for Stock Issued to Employees” and the related Interpretations in accounting for our stock option plans. Since our stock option plans meet certain criteria of APB No. 25, we do not recognize any compensation cost in the income statement. SFAS No. 123, “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25, defines a “fair value based method” of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the “intrinsic value based method” prescribed in APB No. 25.

We believe that applying the intrinsic value based method of accounting for stock options prescribed by APB No. 25 is a critical accounting policy because application of SFAS No. 123 would require us to estimate the fair value of employee stock options at the date of the grant and record an expense in the income statement over the vesting period for the fair value calculated, thus reducing net income and earnings per share. Our accounting policy to follow APB No. 25 in accounting for our stock option plans is a critical accounting policy for both of our reportable segments. Management has discussed the development and selection of this critical accounting policy with the audit committee of our board of directors and the audit committee has reviewed our disclosure relating to it in this MD&A.

We have no immediate plans at this time to voluntarily change our accounting policy to the fair value based method; however, we continue to evaluate this alternative. In accordance with SFAS No. 123, we have been disclosing in the Notes to the Consolidated Financial Statements the impact on our net income and earnings per share had we adopted the fair value based method. If we had adopted the fair value based method in 2002, our net income would have been $4.3 million lower than reported or approximately $.12 per share lower than reported. If we had applied the fair value based method and recorded the additional after-tax expense of $4.3 million, it would not have affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

OUTLOOK

The strong sales we experienced in the fourth quarter of 2002 are expected to continue into the first quarter of 2003. We are seeing an improvement in incoming orders for our high-end fragrance/cosmetic products and we are cautiously optimistic that this will continue throughout 2003. We anticipate that expanding applications of our products will result in significant growth in sales to the food/beverage market in 2003. We also have new product introductions and variations of existing products targeted for the personal care and household markets which are both expected to grow in 2003. We saw weakening demand in the pharmaceutical market during the fourth quarter of 2002, which we believe is due to inventory corrections by certain customers. We anticipate this weakness to continue into the first quarter of 2003 but improve gradually throughout the remainder of the year. We anticipate diluted earnings per share for the first quarter to be in the range of $.48 to $.53 per share.

Our results may be negatively impacted by a prolonged or escalating situation in the Middle East. A portion of fragrance/cosmetic sales are sold through duty-free outlets located in international airports and could be negatively impacted if travel declines. Additionally, customer promotional activities and new product introductions across all markets could be delayed and end-consumer spending could be negatively affected. The magnitude of these impacts on our results cannot be reasonably estimated.

The Euro has strengthened significantly compared to the U.S. dollar in the fourth quarter of 2002 and this strength has continued into the first quarter of 2003. Since a majority of our sales are denominated in Euros, the strengthening Euro will have a positive impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European

22 / ATR	2002 Form 10-K

countries with Euro based costs, into the U.S. and sold in U.S. dollars. The strengthening Euro compared to the U.S. dollar makes imported European produced products more expensive thus reducing operating margins. The net impact of the strengthening Euro is difficult to predict or estimate, but it is likely that any positive impact achieved from translating Euro denominated financial statements into U.S. dollars may be offset by the reduction in operating margins on imported products.

We expect the effective tax rate for 2003 to be in the range of 33% to 34% compared to a rate of 32.2% for 2002.

We expect resin prices to increase in 2003. Should raw material costs increase dramatically in 2003, this could have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.

The Strategic Initiative project is essentially complete at the end of 2002. We do not anticipate any additional charges related to this project in 2003.

We use specific plastic resin for certain of our pharmaceutical products. These specific resins need to be approved by the customers and by the Food and Drug Administration (FDA) in the United States when the customer is obtaining approval to market its product. Should these plastic resins become unavailable to purchase on the market, we could suffer a delay in shipping product to pharmaceutical customers. We are not aware of any potential shortages of specific resins used in the pharmaceutical market for the foreseeable future.

Due to the relatively high fixed cost nature of our business, sudden significant decreases in business may have a significant impact on our results of operations, as seen in the fragrance/cosmetic industry in 2002 and late 2001. Due to the fixed cost nature of our businesses, particularly in Europe, it is difficult to reduce costs fast enough to offset the decline in business.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to direct or indirect consequences of acts of war or terrorism, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by us to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, interest rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, and other risks associated with our operations. Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

23 / ATR	2002 Form 10-K

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities. Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to South American and Asian currencies, as well as the Swiss Franc and the British pound. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect.

Additionally, in some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales may impact our results of operations.

We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of December 31, 2002, about our forward currency exchange contracts. All the contracts expire before the end of the third quarter of 2003.

In thousands

Year Ended December 31, 2002 Buy/Sell	Contract Amount	Average Contractual Exchange Rate

Euro/U.S. Dollar	$14,162	1.0237
Euro/British Pound	3,999	1.5555
Euro/Japanese Yen	1,412.0083
U.S. Dollar/Chinese Yuan	1,250.1208
Euro/Chinese Yuan	1,008.1215
U.S. Dollar/Japanese Yen	600.0084
Euro/Brazilian Real	525.3268
Chinese Yuan/Euro	315	8.3783
Euro/Swiss Franc	109.6928

Total	$23,380

As of December 31, 2002, we have recorded the fair value of foreign currency forward exchange contracts of $3 thousand in accounts payable and accrued liabilities and $1.2 million in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of December 31, 2001 had an aggregate contract amount of $20.4 million.

At December 31, 2002, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay a variable interest rate of 1.4% and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by approximately $200, assuming a tax rate of 33%. As of December 31, 2002, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $4.6 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2002 since there was no hedge ineffectiveness.

In 2002, we canceled an interest rate swap agreement which had a notional amount of $25 million. The cancellation of the interest rate swap agreement netted approximately $4 million. The net economic effect of canceling the swap agreement converted a variable interest rate on $25 million of debt to an effective fixed interest rate of 3.8%.

24 / ATR	2002 Form 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2002	2001	2000

Net Sales	$926,691	$891,986	$883,481

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	593,723	562,814	553,642
Selling, research & development and administrative	148,348	146,137	145,000
Depreciation and amortization	72,141	73,584	70,949
Strategic Initiative charges	1,238	7,583	–
Patent Dispute Settlement	4,168	–	–

	819,618	790,118	769,591

Operating Income	107,073	101,868	113,890

Other Income (Expense):
Interest expense	(10,695)	(15,572)	(19,002)
Interest income	2,083	1,822	1,764
Equity in results of affiliates	191	(248)	506
Minority interests	167	(564)	(756)
Miscellaneous, net	(461)	1,049	1,520

	(8,715)	(13,513)	(15,968)

Income Before Income Taxes	98,358	88,355	97,922

Provision For Income Taxes	31,711	29,447	33,256

Net Income Before Cumulative Effect of a Change In Accounting Principle for Derivative Instruments and Hedging Activities	66,647	58,908	64,666
Cumulative Effect of a Change in Accounting Principle	–	(64)	–

Net Income	$66,647	$58,844	$64,666

Net Income Per Common Share
Basic	$1.86	$1.64	$1.80

Diluted	$1.82	$1.61	$1.78

See accompanying notes to consolidated financial statements.

25 / ATR	2002 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2002	2001

Assets
Current Assets:
Cash and equivalents	$90,205	$48,013
Accounts and notes receivable, less allowance for doubtful accounts of $8,233 in 2002 and $7,366 in 2001	197,881	185,131
Inventories	127,828	120,531
Prepayments and other	31,282	21,240

	447,196	374,915

Property, Plant and Equipment:
Buildings and improvements	142,667	127,017
Machinery and equipment	806,630	690,882

	949,297	817,899
Less: Accumulated depreciation	(520,182)	(441,829)

	429,115	376,070
Land	5,702	5,032

	434,817	381,102

Other Assets:
Investments in affiliates	10,991	9,894
Goodwill	128,930	122,569
Intangible assets	15,044	13,450
Miscellaneous	10,693	13,397

	165,658	159,310

Total Assets	$1,047,671	$915,327

See accompanying notes to consolidated financial statements.

26 / ATR	2002 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2002	2001

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term obligations	$7,722	$13,168
Accounts payable and accrued liabilities	154,966	140,983

	162,688	154,151

Long-Term Obligations	219,182	239,387

Deferred Liabilities and Other:
Deferred income taxes	37,855	28,026
Retirement and deferred compensation plans	23,572	17,418
Deferred and other non-current liabilities	4,676	2,042
Commitments and contingencies	–	–
Minority interests	5,231	5,099

	71,334	52,585

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	–	–
Common stock, $.01 par value, 99 million shares authorized, and 37.2 and 37.0 million outstanding in 2002 and 2001, respectively	372	370
Capital in excess of par value	126,999	122,926
Retained earnings	548,258	490,229
Accumulated other comprehensive income	(46,027)	(114,402)
Less: Treasury stock at cost, 1.3 million and 1.2 million shares in 2002 and 2001, respectively	(35,135)	(29,919)

	594,467	469,204

Total Liabilities and Stockholders’ Equity	$1,047,671	$915,327

See accompanying notes to consolidated financial statements.

27 / ATR	2002 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Years Ended December 31,	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$66,647	$58,844	$64,666

Adjustments to reconcile net income to net cash provided by operations:
Depreciation	70,533	68,832	65,987
Amortization	1,608	4,752	4,962
Provision for bad debts	2,453	1,879	1,849
Strategic Initiative charges	1,238	7,583	–
Minority interests	(167)	564	756
Cumulative effect of accounting change	–	64	–
Deferred income taxes	6,150	(4,723)	3,870
Retirement and deferred compensation plans	3,064	2,255	(828)
Equity in results of affiliates in excess of cash distributions received	(191)	300	(389)
Changes in balance sheet items, excluding effects from acquisitions and foreign currency adjustments:
Accounts and notes receivable	8,765	12,839	(34,388)
Inventories	2,834	(4,766)	(19,625)
Prepaid and other current assets	(4,285)	(3,053)	(535)
Accounts payable and accrued liabilities	2,651	(15,942)	27,920
Income taxes payable	(8,919)	(3,405)	18,517
Other changes, net	2,071	2,718	(2,253)

Net cash provided by operations	154,452	128,741	130,509

Cash Flows from Investing Activities:
Capital expenditures	(89,778)	(92,221)	(93,933)
Disposition of property and equipment	4,367	1,477	2,906
Acquisition of businesses	–	–	(2,271)
Intangible assets	(1,307)	(863)	(2,711)
Investments in affiliates	–	(69)	(3,788)
(Issuance) collection of notes receivable, net	(1,019)	314	(657)

Net cash used by investing activities	(87,737)	(91,362)	(100,454)

Cash Flows from Financing Activities:
Proceeds from notes payable	–	–	29,828
Repayments of notes payable	(8,512)	(31,087)	–
Proceeds from long-term obligations	184	6,420	3,116
Repayments of long-term obligations	(20,441)	(12,380)	(14,876)
Proceeds from cancellation of swap agreement	4,038	–	–
Dividends paid	(8,618)	(7,873)	(7,170)
Proceeds from stock option exercises	4,075	7,896	2,114
Purchase of treasury stock	(5,216)	(4,964)	(18,743)

Net cash used by financing activities	(34,490)	(41,988)	(5,731)

Effect of Exchange Rate Changes on Cash	9,967	(2,937)	(1,181)

Net increase (decrease) in Cash and Equivalents	42,192	(7,546)	23,143
Cash and Equivalents at Beginning of Period	48,013	55,559	32,416

Cash and Equivalents at End of Period	$90,205	$48,013	$55,559

Supplemental Cash Flow Disclosure:
Interest paid	$11,843	$15,963	$19,616
Income taxes paid	37,533	39,171	25,275
Supplemental Non-cash Investing Activities:
Net assets contributed to joint venture	–	–	5,000

See accompanying notes to consolidated financial statements.

28 / ATR	2002 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2002, 2001 and 2000

In thousands

	Comprehensive Income	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value

Balance—December 31, 1999:		$420,269	$381,762	$(68,567)	$365	$(6,212)	$112,921

Net income	$64,666	64,666	64,666
Foreign currency translation adjustments	(20,596)	(20,596)		(20,596)

Comprehensive income	$44,070

Stock option exercises		2,114			1		2,113
Cash dividends declared on common stock		(7,170)	(7,170)
Treasury stock purchased		(18,743)				(18,743)

Balance—December 31, 2000:		440,540	439,258	(89,163)	366	(24,955)	115,034

Net income	$58,844	58,844	58,844
Foreign currency translation adjustments	(23,440)	(23,440)		(23,440)
Minimum pension liability adjustment	(1,799)	(1,799)		(1,799)

Comprehensive income	$33,605

Stock option exercises		7,896			4		7,892
Cash dividends declared on common stock		(7,873)	(7,873)
Treasury stock purchased		(4,964)				(4,964)

Balance—December 31, 2001:		469,204	490,229	(114,402)	370	(29,919)	122,926

Net income	$66,647	66,647	66,647
Foreign currency translation adjustments	69,293	69,293		69,293
Minimum pension liability adjustment	(918)	(918)		(918)

Comprehensive income	$135,022

Stock option exercises		4,075			2		4,073
Cash dividends declared on common stock		(8,618)	(8,618)
Treasury stock purchased		(5,216)				(5,216)

Balance—December 31, 2002:		$594,467	$548,258	$(46,027)	$372	$(35,135)	$126,999

See accompanying notes to consolidated financial statements.

29 / ATR	2002 Form 10-K

AptarGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

AptarGroup, Inc. is an international company that designs, manufactures and sells consumer product dispensing systems. The Company focuses on providing value-added components to a variety of global consumer product marketers in the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage industries. The Company has manufacturing facilities located throughout the world including North America, Europe, Asia and South America.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms “AptarGroup” or “Company” as used herein refer to AptarGroup, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current period presentation.

ACCOUNTING ESTIMATES

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). This process requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH MANAGEMENT

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The costs of certain domestic and foreign inventories are determined by using the last-in, first-out (“LIFO”) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method.

INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company’s products. The Company did not receive dividends from affiliated companies in 2002. Dividends from affiliated companies received in 2001 and 2000 amounted to $52 and $117, respectively.

PROPERTY AND DEPRECIATION

Properties are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives for financial reporting purposes and accelerated methods for income tax reporting. Generally, the estimated useful lives are 25 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment.

PURCHASED INTANGIBLE ASSETS

Intangibles, consisting of patents, non-compete agreements and license agreements acquired in purchase transactions, are capitalized and amortized over their useful lives which range from 4 to 20 years.

GOODWILL

Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. It has been the Company’s policy to amortize such costs over lives ranging from 10 to 40 years using the straight-line method through 2001.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002. This statement eliminates the requirement that Goodwill and indefinite lived intangible assets arising from a business combination be amortized and charged to expense over

30 / ATR	2002 Form 10-K

time. Instead, the Goodwill and indefinite lived intangible assets must be tested annually, or as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units. The fair values of the reporting units exceed the carrying values and, therefore, no impairment of Goodwill was reported in 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, such as property, plant and equipment and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its fair value.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

Derivative financial instruments are recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

RESEARCH & DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. These costs amounted to $27,720, $25,913, and $26,887 in 2002, 2001 and 2000, respectively.

INCOME TAXES

The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities may vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made.

A provision has not been made for U.S. or additional foreign taxes on $387,041 of undistributed earnings of foreign subsidiaries. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends, or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed foreign earnings.

TRANSLATION OF FOREIGN CURRENCIES

The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $794 in 2002, a gain of $91 in 2001 and a gain of $532 in 2000.

31 / ATR	2002 Form 10-K

STOCK BASED COMPENSATION

At December 31, 2002 the Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Years Ended December 31,	2002	2001	2000

Net income, as reported	$66,647	$58,844	$64,666
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,341)	(4,237)	(3,825)

Pro forma net income	$62,306	$54,607	$60,841

Earnings per share:
Basic—as reported	$1.86	$1.64	$1.80

Basic—pro forma	$1.73	$1.53	$1.70

Diluted—as reported	$1.82	$1.61	$1.78

Diluted—pro forma	$1.70	$1.49	$1.67

REVENUE RECOGNITION

Product Sales.    The Company’s policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer and the Company has no remaining obligations regarding the transaction. The majority of the Company’s products are shipped FOB shipping point and title and risk of loss transfers when the goods leave the Company’s shipping location. In some instances (for example, certain cross border shipments) the shipping terms may be FOB destination. In these cases, the Company does not recognize the revenue or invoice the customer until the goods reach the customer’s location.

Services and Other.    The Company occasionally invoices customers for certain services provided. The Company also receives revenue from other sources such as exclusive license or royalty agreements. Revenue is recognized when services are rendered or rights to use assets can be reliably measured. Service and other revenue is not material to the Company’s results of operations for any of the years presented.

NOTE 2 INVENTORIES

At December 31, 2002 and 2001 approximately 23% of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2002	2001

Raw materials	$49,372	$45,370
Work-in-process	29,752	24,599
Finished goods	49,948	51,446

Total	129,072	121,415
Less LIFO reserve	(1,244)	(884)

Total	$127,828	$120,531

32 / ATR	2002 Form 10-K

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and, therefore, no impairment of goodwill needs to be recorded. Also pursuant to the standard, the Company has ceased recording goodwill amortization in 2002. The table below shows income before income taxes, net income and earnings per share amounts for the twelve months ended December 31, 2002, 2001 and 2000, adjusted to add back goodwill amortization and related tax effects for years prior to 2002.

Years Ended December 31,	2002	2001	2000

Reported income before income taxes	$98,358	$88,355	$97,922
Add back: Goodwill amortization	–	3,646	3,518

Adjusted income before income taxes	$98,358	$92,001	$101,440

Reported net income	$66,647	$58,844	$64,666
Add back: After-tax impact of goodwill amortization	–	3,470	3,350

Adjusted net income	$66,647	$62,314	$68,016

Basic earnings per share:
Reported net income	$1.86	$1.64	$1.80
Goodwill amortization	–	.10	.10

Adjusted net income	$1.86	$1.74	$1.90

Diluted earnings per share:
Reported net income	$1.82	$1.61	$1.78
Goodwill amortization	–	.10	.09

Adjusted net income	$1.82	$1.71	$1.87

The table below shows a summary of intangible assets for the years ended December 31, 2002 and 2001.

		2002			2001
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortized intangible assets:
Patents	15	$14,619	$(4,234)	$10,385	$12,549	$(2,430)	$10,119
License agreements, organization costs and other	6	6,338	(3,074)	3,264	4,642	(2,360)	2,282

	12	20,957	(7,308)	13,649	17,191	(4,790)	12,401

Unamortized intangible assets:
Trademarks		396	–	396	244	–	244
Minimum pension liability		999	–	999	805	–	805

		1,395	–	1,395	1,049	–	1,049

Total intangible assets		$22,352	$(7,308)	$15,044	$18,240	$(4,790)	$13,450

33 / ATR	2002 Form 10-K

The Company acquired a license to manufacture and sell a certain type of fixation system for pumps in the second quarter of 2002 for approximately $1 million. The license agreement will be amortized on a straight line basis over 3 years.

Aggregate amortization expense for the intangible assets above for the years ended December 31, 2002, 2001 and 2000 was $1,608, $1,106 and $1,444, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2003	$1,896
2004	1,888
2005	1,782
2006	1,364
2007	1,324

The changes in the carrying amount of goodwill since the year ended December 31, 2001, are as follows by reporting segment:

	Dispensing Systems Segment	SeaquistPerfect Segment	Total

Balance as of January 1, 2002	$120,709	$1,860	$122,569
Foreign currency exchange effects	6,361	–	6,361

Balance as of December 31, 2002	$127,070	$1,860	$128,930

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2002 and 2001, accounts payable and accrued liabilities consisted of the following:

	2002	2001

Accounts payable, principally trade	$84,179	$68,935
Accrued employee compensation costs	37,665	33,507
Other accrued liabilities	33,122	38,541

Total	$154,966	$140,983

NOTE 5 INCOME TAXES

Income before income taxes consists of:

Years Ended December 31,	2002	2001	2000

Domestic	$20,033	$6,174	$11,017
Foreign	78,325	82,181	86,905

Total	$98,358	$88,355	$97,922

34 / ATR	2002 Form 10-K

The provision for income taxes is comprised of:

Years Ended December 31,	2002	2001	2000

Current:
Federal	$3,866	$5,953	$3,449
State/Local	736	1,264	52
Foreign	20,959	26,953	25,885

	25,561	34,170	29,386

Deferred:
Federal/State	4,364	(4,247)	969
Foreign	1,786	(476)	2,901

	6,150	(4,723)	3,870

Total	$31,711	$29,447	$33,256

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2002, 2001 and 2000 to income before income taxes is as follows:

Years Ended December 31,	2002	2001	2000

Income tax at statutory rate	$34,425	$30,924	$34,273
State income taxes, net of federal benefit	478	879	34
Rate differential on earnings of foreign operations (1)	(4,669)	(2,286)	(1,632)
Other items, net	1,477	(70)	581

Actual income tax provision	$31,711	$29,447	$33,256

Effective income tax rate	32.2%	33.3%	34.0%

(1)	Rate differential on earnings of foreign operations in 2000 includes approximately ($1,126) of deferred tax impact due to foreign rate changes.

Significant deferred tax assets and liabilities as of December 31, 2002 and 2001 are comprised of the following temporary differences:

	2002	2001

Deferred Tax Assets:
Net operating loss carryforwards	$1,346	$1,419
Asset bases differentials	1,136	1,392
Pensions	2,663	2,637
Bad debt reserve	2,445	1,557
Other	7,742	7,153

Total deferred tax assets	15,332	14,158

Deferred Tax Liabilities:
Depreciation	33,742	28,060
Leases	4,371	3,489
Other	5,245	2,031

Total deferred tax liabilities	43,358	33,580

Net deferred tax liabilities	$28,026	$19,422

On December 31, 2002, the Company had foreign tax net operating loss carryforwards of approximately $2,988, which have an indefinite carryforward period and approximately $1,730, which expire beginning in 2004 through 2007.

35 / ATR	2002 Form 10-K

The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $1,508 would become payable at the time the income is distributed.

Currently the Company is in an overall foreign loss (“OFL”) tax situation in the U.S. Any foreign dividend repatriated back to the U.S. would be taxed up to the extent of the OFL. The negative tax consequences of the OFL would impact approximately the first $10 million in foreign dividends repatriated back to the U.S. The Company estimates that the tax impact on repatriated dividends up to the amount of OFL would be approximately $2.2 million. It is not management’s current intent to repatriate dividends to the U.S. in the foreseeable future.

NOTE 6 DEBT

The average annual interest rate on short-term notes payable under unsecured lines of credit was approximately 2.9% and 5.6% for 2002 and 2001, respectively. There are no compensating balance requirements associated with short-term borrowings. At December 2002 and 2001, the Company had an unsecured multi-year, revolving credit agreement allowing borrowings of up to $100 million. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company is required to pay a fee for the unused portion of the commitment. Such payments in 2002, 2001 and 2000 were not significant. The agreement expires on June 30, 2004. The amount used under this agreement was $73.0 million and $76.0 million at December 31, 2002 and 2001, respectively. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. Since management has the ability and intent to do so, short-term obligations of $73.0 million and $76.0 million have been recorded as long-term obligations and an additional $12.5 million and $24.0 million of short-term debt obligations have been reclassified as long-term obligations as of December 31, 2002 and 2001, respectively. If we were unable to renegotiate or extend the terms of the unsecured revolving credit agreement before June 30, 2003, the entire amount borrowed against the revolver at June 30, 2003 would be shown as short-term obligations of the Consolidated Financial Statements.

The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

At December 31, the Company’s long-term obligations consisted of the following:

	2002	2001

Borrowing under revolving credit agreement 1.8% and 2.7% at December 31, 2002 and 2001	$73,000	$76,000
Notes payable 0.5%—5.1%, due in monthly and annual installments through 2009	4,615	11,528
Senior unsecured debt 7.1%, due in installments through 2005	10,714	14,286
Senior unsecured notes 6.6%, due in equal annual installments through 2011	111,558	110,751
Mortgages payable 2.1%—8.0%, due in monthly and annual installments through 2008	4,218	6,007
Capital lease obligations	10,279	9,983

	214,384	228,555
Reclass of short-term obligations	12,520	24,000
Remaining short-term obligations	(7,722)	(13,168)

Total long-term obligations	$219,182	$239,387

All of the mortgages are payable by foreign subsidiaries to foreign banks. Interest rates on such borrowings vary due to differing market conditions in the countries in which such debt has been incurred. Mortgages payable are secured by the properties or assets for which the debt was obtained. Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.

Aggregate long-term maturities, excluding capital lease obligations and the reclassification of short-term obligations, due annually for the five years and thereafter beginning in 2003 are $5,652, $78,124, $7,040, $300, $282 and $112,707 thereafter.

36 / ATR	2002 Form 10-K

NOTE 7 LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. The Company has an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements. If the Company does not exercise the purchase option by the end of the lease in 2006, the Company would be required to pay an amount not to exceed $9.5 million. Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $13,634, $13,370 and $12,228 in 2002, 2001 and 2000, respectively.

Assets recorded under capital leases consist of:

	2002	2001

Buildings	$19,782	$16,719
Machinery and equipment	9,073	7,364

	28,855	24,083
Accumulated depreciation	(15,183)	(11,716)

	$13,672	$12,367

Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

	Capital Leases	Operating Leases

2003	$2,635	$7,295
2004	1,819	6,276
2005	2,015	5,929
2006	1,116	14,478
2007	1,020	3,759
Subsequent to 2007	3,632	5,269

Total minimum lease payments	12,237	$43,006

Amounts representing interest	(1,958)

Present value of future minimum lease payments	10,279
Less amount due in one year	(2,070)

Total	$8,209

37 / ATR	2002 Form 10-K

NOTE 8 RETIREMENT AND DEFERRED COMPENSATION PLANS

The Company has various noncontributory retirement plans covering certain of its domestic and foreign employees. Benefits under the Company’s retirement plans are based on participants’ years of service and annual compensation as defined by each plan. Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally equal to the minimum funding amounts required by the Employee Retirement Income Security Act of 1974 (“ERISA”). Certain pension commitments under its foreign plans are also funded. Changes in the benefit obligation and plan assets of the Company’s domestic and foreign plans are as follows:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$38,091	$32,645
Service cost	2,899	2,133
Interest cost	2,552	2,059
Amendments/new plan participants	–	581
Actuarial loss	3,739	3,100
Benefits paid	(1,258)	(1,754)
Foreign currency translation adjustment	2,758	(673)

Benefit obligation at end of year	$48,781	$38,091

Change in plan assets:
Fair value of plan assets at beginning of year	$24,483	$25,426
Actual return on plan assets	(3,104)	(276)
Employer contribution	1,493	704
Benefits paid with plan assets	(846)	(1,232)
Foreign currency translation adjustment	542	(139)

Fair value of plan assets at end of year	$22,568	$24,483

Funded status	$(26,213)	$(13,608)
Unrecognized net actuarial loss	11,895	2,854
Unrecognized prior service cost	1,040	986
Unamortized net transition asset	24	34

Accrued benefit cost before minimum pension liability adjustment	(13,254)	(9,734)
Additional minimum pension liability adjustment	(5,304)	(3,695)

Accrued benefit cost included in the balance sheet	$(18,558)	$(13,429)

Amounts included in the balance sheet consist of:

	2002	2001

Accrued benefit cost	$(18,558)	$(13,429)
Intangible asset	999	805
Deferred tax asset	1,588	1,091
Accumulated other comprehensive loss (stockholders’ equity)	2,717	1,799

Net accrued benefit cost included in the balance sheet	$(13,254)	$(9,734)

38 / ATR	2002 Form 10-K

	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$2,899	$2,133	$1,650
Interest cost	2,552	2,059	1,759
Expected return on plan assets	(1,954)	(1,811)	(1,524)
Net amortized and deferred gains and losses	437	102	(50)

Net periodic benefit cost	$3,934	$2,483	$1,835

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $43.9 million, $36.4 million and $19.3 million, respectively, at December 31, 2002 and $11.6 million, $10.6 million and $0.2 million, respectively, at December 31, 2001.

Plan assets primarily consist of government obligations, investment grade corporate bonds and common and preferred stocks for the domestic and foreign plans. Although the proceeds of certain insurance contracts related to the Company’s foreign plans could be used to partially offset pension commitments, the values of these contracts are not included in the Company’s plan asset totals shown above.

The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan was $852 thousand and $679 thousand at December 31, 2002 and 2001, respectively. This amount is included in the liability for domestic plans shown above.

The Company also has unfunded retirement compensation arrangements with certain former employees. The cost of these retirement agreements was provided ratably over the employees’ active employment. The Company has no additional postretirement or postemployment benefit plans.

The following table provides the weighted-average actuarial assumptions used to develop net periodic benefit cost and the actuarial present value of projected benefit obligations. The actuarial assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries.

Actuarial Assumptions as of December 31,	2002	2001

Discount rate:
U.S. plans	6.25%	6.75%
Foreign plans	5.35%	5.60%

Expected long-term rate of return on plan assets:
U.S. plans	7.50%	8.25%
Foreign plans	6.50%	6.50%

Rate of compensation increase:
U.S. plans	4.50%	4.75%
Foreign plans	3.00%	3.00%

NOTE 9 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These standards require that all derivative financial instruments be recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

39 / ATR	2002 Form 10-K

In accordance with the transition provisions of SFAS No. 133, the Company recorded the following cumulative effect adjustment in earnings as of January 1, 2001:

Related to designated fair value hedging relationships:
Fair value of interest rate swaps	$1,868
Offsetting changes in fair value of debt	(1,868)

Related to foreign currency forward exchange contracts:
Fair value of foreign currency forward exchange contracts	(965)
Previously deferred gains and losses	1,027

Related to cross currency swap:
Fair value of cross currency swap	1,436
Previously deferred gains and losses	(1,576)
Tax effect on above items	14

Total cumulative effect of adoption on net income for 2001	$(64)

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional denominated transactions from adverse changes in exchange rates. Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales impact the Company’s results of operations. The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, options and cross currency swaps to hedge these risks.

The Company maintains an interest rate risk management strategy to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates.

For derivative instruments designated as hedges, the Company formally documents the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness. Additionally, in order to designate any derivative instrument as a hedge of an anticipated transaction, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur.

FAIR VALUE HEDGES

The Company has an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt. Under the interest rate swap contract, the Company exchanges, at specified intervals, the difference between fixed-rate and floating-rate amounts, which are calculated based on an agreed upon notional amount.

As of December 31, 2002, the Company has recorded the fair value of derivative instrument assets of $4.6 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2002 since there was no hedge ineffectiveness.

In 2002, the Company canceled an interest rate swap agreement which had a notional amount of $25 million. The cancellation of the interest rate swap agreement netted the company approximately $4.0 million. The net economic effect of canceling the swap agreement converted a variable interest rate on $25 million of debt to an effective fixed interest rate of 3.8%.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in 2002.

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

40 / ATR	2002 Form 10-K

offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

OTHER

As of December 31, 2002, the Company has recorded the fair value of foreign currency forward exchange contracts of $3 thousand in accounts payable and accrued liabilities and $1.2 million in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of December 31, 2002 had an aggregate contract amount of $23.4 million.

NOTE 10 CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

NOTE 11 PREFERRED STOCK PURCHASE RIGHTS

The Company has a preferred stock purchase rights plan (the “Rights Plan”) and each share of common stock has one preferred share purchase right (a “Right”). Under the terms of the Rights Plan, if a person or group acquires 15% or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of shares of the Company’s common stock having a market value of twice such price. In addition, under certain circumstances if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price.

Each Right entitles the holder under certain circumstances to buy one two-thousandth of a share of Series A junior participating preferred stock, par value $.01 per share, at an exercise price of $35. Each share of Series A junior participating preferred stock will entitle its holder to 2,000 votes and will have a minimum preferential quarterly dividend payment equal to the greater of $10 per share or 2,000 times the amount paid to holders of common stock. Currently, 49,500 shares of Series A junior participating preferred stock have been reserved. The Rights will expire on April 6, 2003, unless previously exercised or redeemed at the option of the Board of Directors for $ .005 per Right.

In January of 2003, the Board of Directors approved a new preferred stock purchase rights plan (the “New Rights Plan”) that will replace the Rights Plan upon its expiration. The New Rights Plan contains substantially similar terms to the Rights Plan. Under the New Rights Plan, each Right entitles the holder under certain circumstances to buy one one-thousandth of a share of Series B junior participating preferred stock, par value $.01 per share, at an exercise price of $150. Each share of Series B junior participating preferred stock will entitle its holder to 1,000 votes and will have a minimum preferential quarterly dividend payment equal to the greater of $1 per share or 1,000 times the amount paid to holders of common stock. The new Rights will expire on April 7, 2013, unless previously exercised or redeemed at the option of the Board of Directors for $.01 per Right.

NOTE 12 STOCK REPURCHASE PROGRAM

In 1999, the Board of Directors authorized the repurchase of a maximum of one million shares of the Company’s outstanding common stock and in 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase program depends upon market conditions. The cumulative total number of shares repurchased at December 31, 2002 was 1.3 million shares for an aggregate amount of $35.1 million.

41 / ATR	2002 Form 10-K

NOTE 13 STOCK BASED COMPENSATION

At December 31, 2002, the Company has fixed stock-based compensation plans. The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.45, $11.82 and $10.47 per share in 2002, 2001 and 2000, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Stock Awards Plans:
Dividend Yield	.7%	.7%	.6%
Expected Stock Price Volatility	28.8%	33.0%	32.8%
Risk-free Interest Rate	4.9%	5.2%	6.6%
Expected Life of Option (years)	7.0	7.0	7.0

The fair value of stock options granted under the Director Stock Option Plans in 2001 and 2000 was $14.32 and $12.03 per share, respectively. There was no activity in the Director Stock Option Plans in 2002. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Director Stock Option Plans:
Dividend Yield	–	.8%	.7%
Expected Stock Price Volatility	–	32.4%	30.5%
Risk-free Interest Rate	–	5.4%	6.7%
Expected Life of Option (years)	–	7.0	7.0

Under the Stock Awards Plans, the Company may grant stock options, stock appreciation rights, restricted stock and other stock awards to employees. The combined maximum number of shares, which may be issued under these plans, is 6 million. Options granted under these plans become exercisable annually over a three year period and expire ten years after the grant date. Director Stock Option Plans provide for the award of stock options to non-employee Directors who have not previously been awarded options. The combined maximum number of shares subject to options under these plans is 240 thousand. Options granted under these plans become exercisable over a three year period and expire ten years after the grant date.

42 / ATR	2002 Form 10-K

A summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below.

	Stock Awards Plans		Director Stock Option Plans
	Shares	Option Price Per Share	Shares	Option Price Per Share

Outstanding, January 1, 2000	2,554,149	$9.19–$28.25	86,000	$9.19–$32.38
Granted	535,800	$22.75–$27.13	2,000	$27.38
Exercised	(90,161)	$9.19–$27.19	(6,000)	$20.88
Canceled	(24,428)	$16.81–$27.19	–

Outstanding, December 31, 2000	2,975,360	$9.19–$28.25	82,000	$9.19–$32.38
Granted	534,100	$28.06–$33.27	48,000	$34.40
Exercised	(381,108)	$9.19–$27.19	(30,000)	$9.19–$20.88
Canceled	(29,255)	$9.19–$28.06	–

Outstanding, December 31, 2001	3,099,097	$9.19–$33.27	100,000	$9.19–$34.40
Granted	578,600	$27.52–$29.91	–
Exercised	(193,454)	$9.19–$28.06	–
Canceled	(10,799)	$22.75–$29.91	–

Outstanding, December 31, 2002	3,473,444	$9.19–$33.27	100,000	$9.19–$34.40

Options Exercisable:
December 31, 2000	1,929,524		82,000
December 31, 2001	2,053,301		64,000
December 31, 2002	2,378,449		76,000

Available For Future Grants:
December 31, 2000	2,437,610		80,000
December 31, 2001	1,917,412		32,000
December 31, 2002	1,340,309		32,000

43 / ATR	2002 Form 10-K

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Year Granted	Shares Outstanding at Year-End	Weighted- Average Remaining Life	Weighted-Average Exercise Price	Shares Exercisable at Year-end	Weighted-Average Exercise Price

Stock Awards Plans:
1993	23,190.5		$9.19	23,190	$9.19
1994	147,924	1.1	10.31	147,924	10.31
1995	232,564	2.1	13.75	232,564	13.75
1996	221,068	3.1	18.00	221,068	18.00
1997	299,536	4.1	16.85	299,536	16.85
1998	455,166	5.1	24.91	455,166	24.91
1999	492,566	6.1	27.12	492,566	27.12
2000	504,495	7.1	22.76	334,138	22.76
2001	519,585	8.1	28.07	172,297	28.07
2002	577,350	9.1	29.91	–	–

	3,473,444	6.0	$23.61	2,378,449	$21.48

Director Stock Option Plans:
1993	10,000.4		$9.19	10,000	$9.19
1997	30,000	4.4	20.88	30,000	20.88
1998	6,000	5.4	32.38	6,000	32.38
1999	4,000	6.4	29.50	4,000	29.50
2000	2,000	7.4	27.38	2,000	27.38
2001	48,000	8.4	34.40	24,000	34.40
2002	–	–	–	–	–

	100,000	6.1	$27.36	76,000	$25.14

Restricted stock awards totaling 11,377 shares at a fair market value of $33.00 per share in 2002, 13,278 shares at a fair market value of $22.88 per share in 2001 and 21,331 shares at a fair market value of $29.30 per share in 2000 were issued under the Stock Awards Plans. Compensation expense for the vesting of these restricted stock awards was $397, $337 and $202 for the years 2002, 2001, and 2000, respectively. These shares vest equally over three years and do not have voting or dividend rights prior to vesting. Amounts available for future stock option grants under the Stock Awards Plans have been reduced by restricted stock awards.

NOTE 14 STRATEGIC INITIATIVE CHARGES

As of December 31, 2002, the Company essentially completed a project (“Strategic Initiative”) started in 2001 that was targeted to improve the efficiency of operations that produced pumps for its mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative was to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, the Company closed one molding operation in the U.S. and consolidated the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of the Company’s facilities in Italy. The Company also closed several of its sales offices in certain foreign countries. In addition, the Company is rationalizing its mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for its modular pumps.

Total charges before taxes related to the Strategic Initiative were approximately $1.7 million or $.03 per diluted share in 2002 and $9.6 million or $.16 per diluted share in 2001. The charges consisted primarily of costs

44 / ATR	2002 Form 10-K

related to the closing of the molding operation, sales offices and discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Of the $11.3 million in total charges, approximately $2.0 million was included in the Company’s depreciation and amortization expense, $.5 million was included in the Company’s cost of sales and $8.8 million was shown on a separate line of the income statement. Of the $11.3 million in total charges, approximately $3.8 million of the charges are cash outlays while the remaining $7.5 million represent non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives). The Company does not anticipate any additional charges related to the Strategic Initiative in 2003.

Details of the pre-tax charges and changes in the reserves for 2002 and 2001 are shown in the following table:

In thousands

	Beginning Reserve at 1/1/02	Charges for the Twelve Months Ended 12/31/02	Cash Paid	Charged Against Assets	Ending Reserve at 12/31/02

Employee Severance	$469	$1,330	$(1,309)	$–	$490
Other Costs	1,056	(92)	(684)	–	280

Subtotal	1,525	1,238	(1,993)	–	770
Accelerated Depreciation	–	140	–	(140)	–
Training Costs	–	305	(305)	–	–

Total Strategic Initiative Related Costs	$1,525	$1,683	$(2,298)	$(140)	$770

	Beginning Reserve at 1/1/01	Charges for the Twelve Months Ended 12/31/01	Cash Paid	Charged Against Assets	Ending Reserve at 12/31/01

Asset Impairment write-downs	$–	$5,498	$–	$(5,498)	$–
Employee Severance	–	800	(331)	–	469
Other Costs	–	1,285	(229)	–	1,056

Subtotal	–	7,583	(560)	(5,498)	1,525
Accelerated Depreciation	–	1,857	–	(1,857)	–
Training Costs	–	170	(170)	–	–

Total Strategic Initiative Related Costs	$–	$9,610	$(730)	$(7,355)	$1,525

The remaining $770 thousand accrual is expected to be paid out during 2003. Impairment charges of $5.5 million recorded in the second quarter of 2001 were impairment charges for fixed assets held and used in the manufacture of non-modular pumps. These non-modular pumps continue to be sold during the Strategic Initiative project, but will be discontinued once adequate capacity to produce modular pumps has been established. The undiscounted expected future cash flows for products using these non-modular pumps during this phase out period were less than the carrying value of the specific identifiable assets used to generate these cash flows and thus an impairment charge was recognized in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The $5.5 million impairment charge was calculated by subtracting the fair market value of the assets held and used in the manufacture of non-modular pumps (determined by discounting the expected future cash flows for products using these non-modular pumps) from the carrying value of these assets.

45 / ATR	2002 Form 10-K

As part of the Strategic Initiative, certain long-lived assets have been taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company changed the estimated useful lives of such assets, resulting in an acceleration of depreciation (“Accelerated Depreciation”), of which $1.9 million was recognized in 2001 and $140 thousand was recorded in 2002.

The Strategic Initiative will result in personnel reductions worldwide of approximately 190 people, of which approximately 160 people relate to the U.S. (approximately 10% of all the Company’s U.S. employees) and 30 people relate to personnel reductions outside of the U.S. The majority of these personnel reductions were manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs were based upon a formula including salary levels and years of service. Approximately $.8 million has been accrued and is included in the Strategic Initiative charges shown in the income statement in 2001 and an additional $1.3 million was accrued and included in the Strategic Initiative charges in 2002 due to additional personnel reductions. Offsetting these personnel reductions was an increase in personnel of approximately 70 people in Italy to support the centralization of the base cartridge production and assembly. As of December 31, 2002, approximately 165 people have been terminated resulting in a cash payment of $1.3 million.

In addition to the involuntary severance costs described above, a retention or stay bonus was paid to employees who remained with the Company during the phase-out period. This stay bonus, which was approximately $.6 million, was also based upon salary levels and years of service. Approximately $.5 million of the stay bonus was accrued in 2001 and an additional $.1 million was accrued in 2002, of which approximately $.2 million was paid in 2001 and $.2 million was paid in 2002.

Other costs in the preceding table include costs related to the stay bonus, a reimbursement of a utility rebate due to the closing of a molding operation and costs to refurbish the leased molding facility that was vacated. The amount recorded in 2002 for other costs is negative due to the reversal of accruals no longer needed.

Approximately $.2 million and $.3 million of training costs were incurred in Italy in 2001 and 2002, respectively, to train the new workers who were hired to support the centralization of the base cartridge production and assembly. These training costs are included in cost of sales in the Consolidated Statements of Income.

NOTE 15 EARNINGS PER SHARE

The reconciliation of basic and diluted earnings for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount

For the Year Ended December 31, 2002
Basic EPS
Income available to common stockholders	$66,647	35,918	$1.86
Effect of Dilutive Securities
Stock options	–	705

Diluted EPS
Income available to common stockholders	$66,647	36,623	$1.82

For the Year Ended December 31, 2001
Basic EPS
Income available to common stockholders	$58,844	35,805	$1.64
Effect of Dilutive Securities
Stock options	–	724

Diluted EPS
Income available to common stockholders	$58,844	36,529	$1.61

For the Year Ended December 31, 2000
Basic EPS
Income available to common stockholders	$64,666	35,863	$1.80
Effect of Dilutive Securities
Stock options	–	506

Diluted EPS
Income available to common stockholders	$64,666	36,369	$1.78

46 / ATR	2002 Form 10-K

The per share impact of the cumulative effect of a change in accounting principle recognized in 2002, represented less than $0.01 per share.

NOTE 16 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses and income taxes (collectively referred to as “EBIT”) excluding unusual items. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

Financial information regarding the Company’s reportable segments is shown below:

Years Ended December 31,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals

Total Revenue:
2002	$766,768	$170,320	$–	$937,088
2001	747,659	154,159		901,818
2000	745,391	150,777		896,168

Less: Intersegment Sales:
2002	$2,640	$7,757	$–	$10,397
2001	1,203	8,629		9,832
2000	2,824	9,863		12,687

Net Sales:
2002	$764,128	$162,563	$–	$926,691
2001	746,456	145,530		891,986
2000	742,567	140,914		883,481

EBIT:
2002	$114,517	$11,070	$(12,766)	$112,821
2001	119,761	5,843	(13,889)	111,715
2000	123,649	5,017	(13,506)	115,160

Total Assets:
2002	$829,628	$130,126	$87,917	$1,047,671
2001	750,527	118,881	53,274	922,682
2000	797,625	120,937	33,677	952,239

Depreciation and Amortization:
2002	$57,083	$14,133	$786	$72,002
2001	57,685	13,229	813	71,727
2000	58,518	11,601	830	70,949

Capital Expenditures:
2002	$75,997	$13,498	$283	$89,778
2001	77,228	14,628	365	92,221
2000	78,592	15,179	162	93,933

47 / ATR	2002 Form 10-K

Reconciliation of segment EBIT, depreciation and amortization, and total assets to consolidated totals is as follows:

	2002	2001	2000

Income Before Income Taxes:
Total EBIT for reportable segments	$112,821	$111,715	$115,160
Strategic Initiative charges (1)	(1,683)	(9,610)	–
Patent dispute settlement (1)	(4,168)	–	–
Interest expense, net	(8,612)	(13,750)	(17,238)

Income before income taxes	$98,358	$88,355	$97,922

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$72,002	$71,727	$70,949
Strategic Initiative related costs (1)	139	1,857	–

Consolidated Total	$72,141	$73,584	$70,949

Total Assets:
Total assets for reportable segments	$1,047,671	$922,682	$952,239
Asset write-off as part of Strategic Initiative (1)	–	(7,355)	–

Consolidated Total	$1,047,671	$915,327	$952,239

(1)	Strategic Initiative related costs and patent dispute settlement are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

GEOGRAPHIC INFORMATION

The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Net Sales to Unaffiliated Customers (1):
United States	$336,635	$334,509	$343,825
Europe:
France	216,695	209,588	173,910
Germany	126,960	119,476	119,091
Italy	91,533	82,424	77,307
Other Europe	78,068	70,387	97,101

Total Europe	513,256	481,875	467,409
Other Foreign Countries	76,800	75,602	72,247

Total	$926,691	$891,986	$883,481

	2002	2001	2000
Long-Lived Assets:
United States	$221,978	$220,024	$238,525
Europe:
France	131,542	111,780	113,402
Germany	118,076	97,359	91,771
Italy	71,914	58,941	56,313
Other Europe	29,536	22,467	20,529

Total Europe	351,068	290,547	282,015
Other Foreign Countries	23,129	24,980	24,132

Total	$596,175	$535,551	$544,672

(1)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

48 / ATR	2002 Form 10-K

	2002	2001	2000

Product Net Sales Information:
Pumps	$552,243	$550,601	$546,148
Closures	204,308	193,065	197,992
Valves	143,042	128,056	122,516
Other	27,098	20,264	16,825

Total	$926,691	$891,986	$883,481

No single customer represents 10% or more of either of the Company’s reportable segment’s net sales.

NOTE 17 PATENT DISPUTE SETTLEMENT

In May 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial scheduled to begin in late 2002. As part of the settlement, the parties entered into a cross-license agreement. As a result of the settlement, the Company recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in the first quarter.

49 / ATR	2002 Form 10-K

NOTE 18 QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2002 and 2001 are as follows:

	Quarter				Total for Year
	First	Second	Third	Fourth

Year Ended December 31, 2002:
Net sales	$218,707	$233,154	$239,764	$235,066	$926,691
Gross profit (1)	61,767	68,188	66,818	65,662	262,435
Net income	13,275	17,539	17,778	18,055	66,647

Per Common Share—2002:
Net income
Basic (2)	$.37	$.49	$.49	$.50	$1.86
Diluted (2)	.36	.48	.49	.50	1.82
Dividends paid	.06	.06	.06	.06	.24
Stock price high	35.42	38.74	32.60	33.01	38.74
Stock price low	29.75	30.75	26.30	24.84	24.84
Average number of shares outstanding:
Basic	35,863	35,940	35,952	35,918	35,918
Diluted	36,679	36,893	36,531	36,419	36,623

Year Ended December 31, 2001:
Net sales	$232,899	$231,769	$221,612	$205,706	$891,986
Gross profit (1)	68,981	71,394	64,715	55,250	260,340
Net income	18,110	15,190	15,734	9,810	58,844

Per Common Share—2001:
Net income
Basic (3)	$.51	$.42	$.44	$.27	$1.64
Diluted (3)	.50	.41	.43	.27	1.61
Dividends paid	.05	.05	.06	.06	.22
Stock price high	31.60	37.21	37.00	35.10	37.21
Stock price low	26.44	29.25	28.50	27.10	26.44
Average number of shares outstanding:
Basic	35,683	35,795	35,879	35,859	35,805
Diluted	36,344	36,649	36,661	36,602	36,529

(1)	Gross profit is defined as net sales less cost of sales and depreciation.
(2)	The first quarter of 2002 includes after-tax Strategic Initiative costs of $61 and an after-tax Patent Dispute Settlement of $2,737 for a total of $0.08 per basic and diluted share. The second quarter of 2002 includes after-tax Strategic Initiative costs of $815, or $0.02 per basic and diluted share. The after-tax Strategic Initiative costs in the third and fourth quarters were $22 and $153, respectively, which had an immaterial impact on basic and diluted earnings per share.
(3)	The second, third and fourth quarters of 2001 include after-tax Strategic Initiative costs of $4,643, $619 and $733, respectively, or $0.13, $0.02 and $0.02 per basic and diluted share.

50 / ATR	2002 Form 10-K

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in equity present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AptarGroup, Inc.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, AptarGroup, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 12, 2003

51 / ATR	2002 Form 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 2003.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors may be found under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held, May 7, 2003. Such information is incorporated by reference. Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report.

The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 7, 2003 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under the headings “Board Compensation” and “Executive Compensation” (other than “Compensation Committee Report on Executive Compensation” and “Performance Graph”) in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading “Certain Transactions” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003 is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

52 / ATR	2002 Form 10-K

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

		Description
	1)	All Financial Statements
		The financial statements are set forth under Item 8 of this report on Form 10-K
		Consolidated Statements of Income	25
		Consolidated Balance Sheets	26
		Consolidated Statements of Cash Flows	28
		Consolidated Statements of Changes in Equity	29
		Notes to Consolidated Financial Statements	30
		Report of Independent Accountants	51

	2)	Schedule required by Article 12 of Regulation S-X
		Report of Independent Accountants on Financial Statement Schedule	57
		II—Valuation and Qualifying Accounts	58

		All other schedules have been omitted because they are not applicable or not required.

	3)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 59-60 of this report.

(b)	Reports on Form 8-K during the quarter ended December 31, 2002:
		No reports on Form 8-K were filed during the quarter ended December 31, 2002.

53 / ATR	2002 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 12th day of March 2003.

AptarGroup, Inc. (Registrant)

By	/s/ STEPHEN J. HAGGE
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	March 12, 2003

/s/ CARL A. SIEBEL Carl A. Siebel	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2003

/s/ PETER PFEIFFER Peter Pfeiffer	Vice Chairman of the Board and Director	March 12, 2003

/s/ STEPHEN J. HAGGE Stephen J. Hagge	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 12, 2003

/s/ PROF. DR. ROBERT W. HACKER Prof. Dr. Robert W. Hacker	Director	March 12, 2003

/s/ ALAIN CHEVASSUS Alain Chevassus	Director	March 12, 2003

/s/ RALPH GRUSKA Ralph Gruska	Director	March 12, 2003

/s/ LEO A. GUTHART Leo A. Guthart	Director	March 12, 2003

/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	March 12, 2003

54 / ATR	2002 Form 10-K

CERTIFICATIONS

I, Carl A. Siebel, certify that:

1.	I have reviewed this annual report on Form 10-K of AptarGroup, Inc,;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ CARL A. SIEBEL
Carl A. Siebel President and Chief Executive Officer

55 / ATR	2002 Form 10-K

CERTIFICATIONS

I, Stephen J. Hagge, certify that:

1.	I have reviewed this annual report on Form 10-K of AptarGroup, Inc,;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By:	/s/ STEPHEN J. HAGGE
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary

56 / ATR	2002 Form 10-K

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of AptarGroup, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2003, appearing on page 51 of this report on Form 10-K of AptarGroup, Inc. also included an audit of the Financial Statement Schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 12, 2003

57 / ATR	2002 Form 10-K

AptarGroup, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001 and 2000

Dollars in Thousands

	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition	Deductions from Reserve (a)	Balance at End of Period

2002
Allowance for doubtful accounts	$7,366	$2,453	$–	$1,586	$8,233
Inventory obsolescence reserve	10,594	4,557	–	309	14,842

2001
Allowance for doubtful accounts	$6,927	$1,879	$–	$1,440	$7,366
Inventory obsolescence reserve	8,840	4,198	–	2,444	10,594

2000
Allowance for doubtful accounts	$6,865	$1,849	$–	$1,787	$6,927
Inventory obsolescence reserve	7,881	2,956	–	1,997	8,840

(a)	Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments.

58 / ATR	2002 Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description

3(i)

Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3 (i) to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.

3(ii)*	Amended and Restated By-Laws of the Company.
4.1

Rights Agreement dated as of April 6, 1993 between the Company and Chemical Bank, as rights agent, filed as Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (the “1993 10-K”)(File No. 1-11846), is hereby incorporated by reference.

4.2

Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A, of the Company, filed as Exhibit 6.4 of the Company’s Registration Statement on Form 8-A filed under the Securities Exchange Act of 1934 on April 5, 1993 (File No. 1-11846), is hereby incorporated by reference.

The Registrant hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.

4.3

Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.

4.4

Multicurrency Credit Agreement dated as of June 30, 1999 among the Company, the lenders party thereto, Bank of America National Trust and Savings Association, as Agent, and Bank of America Securities LLC, as Arranger, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.

4.4.1

First Amendment Agreement dated as of December 14, 2000 relating to the Multicurrency Credit Agreement dated as of June 30, 1999 among the Company, the lender party thereto, Deutsche Bank AG New York Branch and/or Cayman Islands and Bank of America, National Association, as Agent for the Lenders (File No. 1-11846), is hereby incorporated by reference.

10.1

AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1 (included as Appendix B to the Prospectus) to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the “Form S-1”), is hereby incorporated by reference. **

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
10.7

Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.8 to the 1993 10-K, is hereby incorporated by reference. **

10.8

Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit 10.10 to the 1993 10-K, is hereby incorporated by reference. **

10.9

Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference. **

10.10

Employment Agreement dated February 1, 1996 of Stephen J. Hagge, filed as Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-11846), is hereby incorporated by reference. **

59 / ATR	2002 Form 10-K

Exhibit Number	Description
10.11	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference. **
10.12	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference. **
10.13

Employment Agreement dated February 17, 1999, of Emil Meshberg, filed as Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference. **

10.14

Amendment dated February 17, 2002, to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as exhibit 10.17 of the Company’s Annual Report or Form 10-K for the year ended December 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**

10.15

Amendment No. 1 to Service Agreement dated January 1, 2000 of Carl A. Siebel, filed as Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference. **

10.16	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference. **
10.17	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference. **
10.18

Employment Agreement dated March 6, 1996 of Eric S. Ruskoski, filed as Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-11846), is hereby incorporated by reference. **

10.19

Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference. **

10.20

Supplement to the pension scheme agreement dated October 16, 2001 pertaining to the pension plan between AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.27 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11846), is hereby incorporated by reference. **

21*	List of Subsidiaries.
23*	Consent of Independent Accountants.
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

60 / ATR	2002 Form 10-K