Form 10-Q
period 2003-03-31
APTARGROUP INC
filed 2003-05-08
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

Delaware	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)

475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois

815-477-0424

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 30, 2003).

Common Stock                35,948,375

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2003

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2003	2002

Net Sales	$265,149	$218,707

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	172,588	139,761
Selling, research & development and administrative	41,449	35,060
Depreciation and amortization	20,772	17,417
Strategic Initiative charges	–	29
Patent dispute settlement	–	4,168

	234,809	196,435

Operating Income	30,340	22,272

Other Income (Expense):
Interest expense	(2,409)	(2,801)
Interest income	623	330
Equity in results of affiliates	182	(111)
Minority interests	(19)	(30)
Miscellaneous, net	164	63

	(1,459)	(2,549)

Income Before Income Taxes	28,881	19,723

Provision for Income Taxes	9,675	6,448

Net Income	$19,206	$13,275

Net Income Per Common Share:
Basic	$.53	$.37

Diluted	$.53	$.36

Average number of shares outstanding:
Basic	35,937	35,863
Diluted	36,504	36,679

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31, 2003	December 31, 2002
Assets

Current Assets:
Cash and equivalents	$105,116	$90,205
Accounts and notes receivable, less allowance for doubtful accounts of $8,381 in 2003 and $8,233 in 2002	222,421	197,881
Inventories	138,238	127,828
Prepayments and other	32,739	31,282

	498,514	447,196

Property, Plant and Equipment:
Buildings and improvements	147,569	142,667
Machinery and equipment	841,445	806,630

	989,014	949,297

Less: Accumulated depreciation	(551,144)	(520,182)

	437,870	429,115

Land	5,890	5,702

	443,760	434,817

Other Assets:
Investments in affiliates	11,267	10,991
Goodwill	130,353	128,930
Intangible assets	14,959	15,044
Miscellaneous	11,253	10,693

	167,832	165,658

Total Assets	$1,110,106	$1,047,671

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31, 2003	December 31, 2002
Liabilities and Stockholders’ Equity

Current Liabilities:
Current maturities of long-term obligations	$7,595	$7,722
Accounts payable and accrued liabilities	169,336	154,966

	176,931	162,688

Long-Term Obligations	230,505	219,182

Deferred Liabilities and Other:
Deferred income taxes	37,049	37,855
Retirement and deferred compensation plans	23,850	23,572
Deferred and other non-current liabilities	5,097	4,676
Commitments and contingencies	–	–
Minority interests	5,400	5,231

	71,396	71,334

Stockholders’ Equity:
Common stock, $.01 par value	373	372
Capital in excess of par value	128,574	126,999
Retained earnings	565,309	548,258
Accumulated other comprehensive loss	(26,498)	(46,027)
Less treasury stock at cost, 1.4 and 1.3 million shares in 2003 and 2002, respectively.	(36,484)	(35,135)

	631,274	594,467

Total Liabilities and Stockholders’ Equity	$1,110,106	$1,047,671

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2003	2002

Cash Flows From Operating Activities:
Net income	$19,206	$13,275
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	20,297	17,179
Amortization	475	238
Provision for bad debts	469	303
Strategic initiative charges	–	29
Minority interests	19	30
Deferred income taxes	(195)	184
Retirement and deferred compensation plans	(1,736)	(1,825)
Equity in results of affiliates in excess of cash distributions received	(182)	111
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(18,589)	(11,487)
Inventories	(6,796)	4,826
Prepaid and other current assets	(2,407)	(3,026)
Accounts payable and accrued liabilities	5,972	9,907
Income taxes payable	4,915	731
Other changes, net	802	(517)

Net Cash Provided by Operations	22,250	29,958

Cash Flows From Investing Activities:
Capital expenditures	(18,531)	(20,363)
Disposition of property and equipment	154	382
Intangible assets	18	1
Issuance of notes receivable, net	(15)	(79)

Net Cash Used by Investing Activities	(18,374)	(20,059)

Cash Flows From Financing Activities:
Proceeds from notes payable	14,795	3,096
Proceeds from long-term obligations	296	12
Repayments of long-term obligations	(5,129)	(4,501)
Dividends paid	(2,155)	(2,150)
Proceeds from stock options exercises	1,576	1,423
Purchase of treasury stock	(1,349)	(2,196)

Net Cash Provided/(Used) by Financing Activities	8,034	(4,316)

Effect of Exchange Rate Changes on Cash	3,001	(1,248)

Net Increase in Cash and Equivalents	14,911	4,335
Cash and Equivalents at Beginning of Period	90,205	48,013

Cash and Equivalents at End of Period	$105,116	$52,348

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

At March 31, 2003 and March 31, 2002, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Three Months Ended March 31,	2003	2002

Net income, as reported	$19,206	$13,275
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,081)	(1,084)

Pro forma net income	$18,125	$12,191

Earnings per share:
Basic – as reported	$.53	$.37
Basic – pro forma	$.50	$.34
Diluted – as reported	$.53	$.36
Diluted – pro forma	$.50	$.33

NOTE 2—INVENTORIES

At March 31, 2003 and December 31, 2002, approximately 22% and 23%, respectively, of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

	March 31, 2003	December 31, 2002

Raw materials	$52,520	$49,372
Work in progress	33,333	29,752
Finished goods	53,854	49,948

	139,707	129,072
Less LIFO Reserve	(1,469)	(1,244)

Total	$138,238	$127,828

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The table below shows a summary of intangible assets as of March 31, 2003 and December 31, 2002.

	Weighted- Average Amortization Period	2003			2002
		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortized intangible assets:
Patents	15	$14,864	$(4,541)	$10,323	$14,619	$(4,234)	$10,385
License agreements, organization costs and other	6	6,340	(3,145)	3,195	6,338	(3,074)	3,264

	12	21,204	(7,686)	13,518	20,957	(7,308)	13,649

Unamortized intangible assets:
Trademarks		410	–	410	396	–	396
Minimum pension Liability		1,031	–	1,031	999	–	999

		1,441	–	1,441	1,395	–	1,395

Total intangible assets		$22,645	$(7,686)	$14,959	$22,352	$(7,308)	$15,044

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2003 and 2002 was $475 and $238, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2003	$1,896
2004	1,888
2005	1,782
2006	1,364
2007	1,324

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2002.

The changes in the carrying amount of goodwill since the year ended December 31, 2002 are as follows by reporting segment:

	Dispensing Systems Segment	SeaquistPerfect Segment	Total

Balance as of January 1, 2003	$127,070	$1,860	$128,930
Foreign currency exchange effects	1,423	—	1,423

Balance as of March 31, 2003	$128,493	$1,860	$130,353

NOTE 4—COMPREHENSIVE INCOME/(LOSS)

AptarGroup’s total comprehensive income/(loss) was as follows:

Three Months Ended March 31,	2003	2002

Net income	$19,206	$13,275
Less: foreign currency translation adjustment	19,529	(10,843)

Total comprehensive income/(loss)	$38,375	$(2,432)

NOTE 5—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional currency denominated transactions from adverse changes in exchange rates. Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales impact the Company’s results of operations. The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts and collars, currency swaps, options and cross currency swaps to hedge these risks.

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

FAIR VALUE HEDGES

The Company has an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt. Under the interest rate swap contract, the Company exchanges, at specified intervals, the difference between fixed-rate and floating-rate amounts, which is calculated based on an agreed upon notional amount.

As of March 31, 2003, the Company has recorded the fair value of derivative instrument assets of $4.8 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the quarters ended March 31, 2003 or March 31, 2002 since there was no hedge ineffectiveness.

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

OTHER

As of March 31, 2003, the Company has recorded the fair value of foreign currency forward exchange contracts of $958 thousand in prepayments and other and $37 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2003 had an aggregate contract amount of $29.8 million. The Company has recorded the fair value of a foreign currency collar of $36 thousand in accounts payable and accrued liabilities in the balance sheet.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2003.

NOTE 7—STOCK REPURCHASE PROGRAM

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended March 31, 2003, the Company repurchased 45 thousand shares for an aggregate amount of $1.3 million. The cumulative total number of shares repurchased at March 31, 2003 was approximately 1.4 million shares for an aggregate amount of $36.5 million.

NOTE 8—STRATEGIC INITIATIVE

As of December 31, 2002, the Company essentially completed a project (“Strategic Initiative”) started in 2001 that improved the efficiency of operations that produced pumps for its mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, the Strategic Initiative also has improved customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, the Company closed one molding operation in the U.S. and consolidated the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of the Company’s facilities in Italy. The Company also closed several of its sales offices in certain foreign countries.

There were no charges related to the Strategic Initiative for the quarter ended March 31, 2003 and total charges before taxes related to the Strategic Initiative were approximately $99 thousand for the quarter ended March 31, 2002.

Details of the pre-tax charges and changes in the reserves for quarters ended March 31, 2003 and 2002 are shown in the following table:

In thousands

	Beginning Reserve At 1/31/03	Charges for the Three Months Ended 3/31/03	Cash Paid	Charged Against Assets	Ending Reserve at 3/31/03

Employee severance	$490	$–	$(175)	$–	$315
Other costs	280	–	(210)	–	70

Subtotal	$770	$–	$(385)	$–	$385
Accelerated depreciation	–	–	–	–	–

Total Strategic Initiative related costs	$770	$–	$(385)	$–	$385

	Beginning Reserve At 1/31/02	Charges for the Three Months Ended 3/31/02	Cash Paid	Charged Against Assets	Ending Reserve at 3/31/02

Employee severance	$469	$–	$(136)	$–	$333
Other costs	1,056	29	(250)	–	835

Subtotal	$1,525	$29	$(386)	$–	$1,168
Accelerated depreciation	–	70	–	(70)	–

Total Strategic Initiative related costs	$1,525	$99	$(386)	$(70)	$1,168

The remaining $385 thousand reserve as of March 31, 2003 is expected to be paid out during 2003.

NOTE 9—EARNINGS PER SHARE

AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	First quarter ended
	March 31, 2003		March 31, 2002

	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$19,206	$19,206	$13,275	$13,275

Average equivalent shares
Shares of common stock	35,937	35,937	35,863	35,863
Effect of dilutive stock options	567	—	816	—

Total average equivalent shares	36,504	35,937	36,679	35,863

Net income per share	$0.53	$0.53	$0.36	$0.37

NOTE 10—SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses and income taxes (collectively referred to as “EBIT”) excluding unusual items. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

Financial information regarding the Company’s reportable segments is shown below:

Quarter ended March 31,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals

Total Revenue
2003	$219,168	$47,866		$267,034
2002	180,027	41,614		221,641

Less: Intersegment Sales
2003	$698	$1,187		$1,885
2002	240	2,694		2,934

Net Sales
2003	$218,470	$46,679		$265,149
2002	179,787	38,920		218,707

EBIT
2003	$29,899	$4,568	$(3,800)	$30,667
2002	26,108	3,167	(2,814)	26,461

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

Quarter Ended March 31,	2003	2002

Income before income taxes
Total EBIT for reportable segments	$30,667	$26,461
Strategic Initiative charges (1)	–	(99)
Patent dispute settlement (1)	–	(4,168)
Interest expense, net	(1,786)	(2,471)

Income before income taxes	$28,881	$19,723

(1)	Strategic Initiative related charges and the patent dispute settlement are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

NOTE 11—PATENT DISPUTE SETTLEMENT

In May 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. As a result of the settlement, the Company recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in the first quarter of 2002.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2003	2002

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	65.1	63.9
Selling, research & development and administration	15.6	16.0
Depreciation and amortization	7.9	8.0
Strategic Initiative charges	–	–
Patent dispute settlement	–	1.9

Operating Income	11.4	10.2
Other income (expense)	(0.6)	(1.2)

Income before income taxes	10.8	9.0
Provision for income taxes	3.6	2.9

Net income	7.2%	6.1%

Net Sales

We achieved record net sales of $265.1 million for the quarter ended March 31, 2003, or 21% above first quarter 2002 net sales of $218.7 million. The U.S. dollar weakened approximately 22% compared to the Euro since the first quarter of last year. Excluding changes in foreign currency rates, net sales increased approximately 9%. Sales of our products to the food and beverage market increased significantly over the prior year reflecting the acceptance of our inverted dispensing systems by this market. Sales of our products to the fragrance/cosmetic and personal care market also increased in the first quarter of 2003 reflecting the continuing recovery of the high-end fragrance/cosmetic market and introduction of new products to the personal care market. Sales of our products to the pharmaceutical and household markets increased slightly over the prior year. Pricing pressure continued across all the markets we serve and in particular for our dispensing closure product and our low-end fragrance/cosmetic products.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2003	% of Total	2002	% of Total

Domestic	$82,915	31%	$80,770	37%
Europe	160,878	61%	119,319	55%
Other Foreign	21,356	8%	18,618	8%

Cost of Sales (Exclusive of Depreciation Shown Below)

Our cost of sales as a percent of net sales increased to 65.1% in the first quarter of 2003 compared to 63.9% in the same period a year ago. Our cost of sales percentage was negatively influenced by the following factors in 2003:

Continued Price Pressure.    Pricing pressure continued to be strong in all the markets we serve, particularly for the dispensing closure and low-end fragrance/cosmetic products. Price reductions greater than cost savings achieved through productivity gains had a negative impact on the cost of sales as a percentage of net sales.

Strengthening of the Euro.    We are a net exporter from Europe of products produced in Europe with costs denominated in Euros. As a result, when the Euro strengthens against the U.S. dollar or other currencies, products produced in and exported from Europe and sold in currencies which have weakened against the Euro increase our costs, thus having a negative impact on cost of sales.

Increased Production Costs for New Product Introductions.    We introduced several new products in the first quarter to the food and beverage market. The start-up costs associated with these new products was higher than we anticipated, thus leading to an increase in the cost of sales as a percentage of net sales.

Partially offsetting these negative factors were the following positive impacts in 2003:

Improved Overhead Utilization.    Our increase in sales, particularly to the fragrance/cosmetic and personal care market, helped improve overhead utilization and helped reduce cost of sales as a percentage of net sales.

Cost Reduction Efforts.    We achieved significant cost reductions at several of our operations, particularly related to our Strategic Initiative project. In addition, repairs and maintenance expense as a percent of net sales decreased in the quarter ended March 31, 2003 compared to the prior year.

Selling, Research & Development and Administrative

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $6.4 million in the first quarter of 2003 compared to the same period a year ago. Approximately 60% of our business is based in Europe and have costs denominated in Euros. Excluding the impact of the strengthened Euro compared to the U.S. dollar, SG&A actually decreased approximately $1.9 million in the first quarter of 2003. The reduction in SG&A costs is primarily attributed to the cost reduction efforts related to the Strategic Initiative. SG&A as a percentage of net sales in 2003 decreased to 15.6% from 16.0% in 2002.

Depreciation and Amortization

Depreciation and amortization increased approximately $3.4 million in the first quarter of 2003 to $20.8 million compared to $17.4 million in the first quarter of 2002. Approximately $2.1 million of the increase is due to the stronger Euro compared to the U.S. dollar in 2003. The remainder of the increase in depreciation and amortization expense is due to capital expenditures in the prior years.

Patent Dispute Settlement

In May 2002, we announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. Patent dispute settlement charges of approximately $4.2 million were recorded in the quarter ended March 31, 2002.

Operating Income

Operating income increased approximately $8.1 million in the first quarter of 2003 to $30.3 million compared to $22.3 million in the prior year. Approximately $4.2 million of the increase is related to the patent dispute settlement recorded in the prior year mentioned above. The remainder of the increase in operating income is primarily due to the increase in sales volume mentioned earlier.

Net Other Expense

Net other expenses in the first quarter of 2003 decreased to $1.5 million from $2.5 million in the prior year primarily reflecting decreased interest expense of $0.4 million and increased interest income of $0.3 million. This reduction in interest expense is due to a reduction in interest rates combined with decreasing debt levels compared to the prior year.

Effective Tax Rate

The reported effective tax rate for the three months ended March 31, 2003 was 33.5%, compared to 32.7% for the same period a year ago. The increase in the effective tax rate is primarily attributed to the mix of income earned and certain foreign corporate tax rates increasing in 2003.

Net Income

We reported net income for the first quarter of 2003 of $19.2 million compared to $13.3 million reported in the first quarter of 2002. Excluding the patent dispute settlement and strategic initiative related costs, net income was $16.1 million in the first quarter of 2002 compared to the $13.3 million reported.

Dispensing Systems Segment

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

Quarter Ended March 31,	2003	2002

Net Sales	$218,470	$179,787
Earnings Before Interest and Taxes (“EBIT”)	29,899	26,108
EBIT as a percentage of Net Sales	13.7%	14.5%

Our net sales for the Dispensing Systems segment grew by almost 22% in the first quarter of 2003 over the first quarter of 2002 reflecting strong sales of our dispensing closure product range to the personal care and food/beverage markets as well as increased sales of our pumps to the fragrance/cosmetic market. The strengthening Euro also helped contribute to the sales increase. Net sales excluding changes in foreign currency exchange rates increased approximately 9% from the prior year.

Segment EBIT in the first quarter of 2003 increased nearly 15% to $29.9 million compared to $26.1 million reported in the prior year. The increase in EBIT from the prior year is primarily related to better utilization of fixed costs due to the increase in fragrance/cosmetic sales as well as cost savings achieved through our Strategic Initiative project. Somewhat offsetting these positive effects was an increase in start up costs related to a large number of new product introductions in the food/beverage market.

SeaquistPerfect Segment

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

Quarter Ended March 31,	2003	2002

Net Sales	$46,679	$38,920
Earnings Before Interest and Taxes (“EBIT”)	4,568	3,167
EBIT as a percentage of Net Sales	9.8%	8.1%

Net sales for the quarter ended March 31, 2003 increased 20% or approximately $7.8 million to $46.7 million from $38.9 million reported in the first quarter of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 11% from the prior year. Net sales from North American operations in the first quarter of 2003 were relatively flat compared to the same period in the prior year. Net sales from European operations were up significantly in the first quarter of 2003 compared to the same period a year ago reflecting the strength of pump sales.

Segment EBIT in the first quarter of 2003 increased approximately 44% to $4.6 million compared to $3.2 million reported in the prior year. EBIT increased significantly over the prior year in both North America and in Europe. In North America, the increase in EBIT in spite of relatively flat sales reflects productivity improvements over the prior year, higher new product sales and the change in product mix from the replacement of low margin accounts with higher margin business. In Europe, the increase in EBIT reflects the increase in sales volume and the mix of products sold.

See Note 10 to the Notes to Consolidated Financial Statements for a reconciliation of the EBIT amounts to the Company’s income before income taxes.

Foreign Currency

A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities. Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to South American and Asian currencies as well as the Swiss Franc and British Pound. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect.

Additionally, in some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales impact our results of operations.

Quarterly Trends

Our results of operations in the second half of the year typically are negatively impacted by customer plant shutdowns in December. In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, and changes in general economic conditions in any of the countries in which we do business.

Liquidity and Capital Resources

Our financial condition continued to strengthen in the first quarter of 2003. Cash and equivalents increased to $105.1 million from $90.2 million at December 31, 2002. Total short and long-term interest bearing debt increased in the quarter to $238.1 million from $226.9 million at December 31, 2002. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 17% compared to 19% as of December 31, 2002.

For the first quarter of 2003, net cash provided by operations decreased to $22.3 million compared to $30.0 million in the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease from the prior year is primarily attributed to an increase in inventory and accounts receivable partially offset by the increase in earnings before depreciation and amortization. During the first quarter of 2003, we utilized the majority of operating cash flows to finance capital expenditures, repurchase Company stock, and pay dividends to shareholders.

We used $18.4 million in cash for investing activities during the first quarter of 2003, compared to $20.1 million during the same period a year ago. The decrease in cash used for investing activities is due to less cash outlays for capital expenditures compared to the prior year. Cash outlays for capital expenditures for 2003 are estimated to be approximately $80 to $85 million.

Cash provided by financing activities was $8.0 million in the first quarter of 2003 compared to cash used by financing activities of $4.3 million in the same period a year ago. The change in cash flows from financing activities is primarily due to an increase in short term borrowings of approximately $14.8 million from December 31, 2002. The majority of the increase in short term borrowings occurred in the U.S. The majority of our $105.1 million in cash and cash equivalents is located outside of the U.S. We are currently in an overall foreign loss (“OFL”) tax situation in the U.S. Any foreign dividend repatriated back to the U.S. would be taxed up to the extent of the OFL. The negative tax consequences of the OFL would impact approximately the first $10 million in foreign dividends repatriated back to the U.S. Assuming we repatriated approximately $10 million in dividends from foreign entities, we estimate that the cash cost to repatriate these dividends would be approximately $2 million.

We have a $100 million unsecured revolving credit agreement. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At March 31, 2003 and December 31, 2002, the amount unused and available under this agreement was $27 million. We are required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. The credit available under the revolving credit agreement provides management with the ability to refinance certain short-term obligations on a long-term basis. Since management has the ability and intent to do so, an additional $23.9 million and $12.5 million of short-term obligations have been reclassified as long-term obligations as of March 31, 2003 and December 31, 2002, respectively. If we do not renegotiate or extend the terms of the unsecured revolving credit agreement before June 30, 2003, the entire amount borrowed against the revolver at June 30, 2003 would be shown as short-term obligations in the Consolidated Financial Statements.

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

The Board of Directors declared a quarterly dividend of $.06 per share payable on May 22, 2003 to stockholders of record as of May 1, 2003.

Off-Balance Sheet Arrangements

We lease certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements. If we do not exercise the purchase option at the end of the lease, we would be required to pay an amount not to exceed $9.5 million. Other than operating lease obligations, we do not have any off-balance sheet arrangements.

Outlook

The positive momentum we experienced in the food/beverage and personal care markets is expected to continue into the second quarter. We are cautiously optimistic that we will see an increase in sales of our products to the fragrance/cosmetic market in the second quarter as well. However, we are uncertain how our customers and the end consumers will react in light of the reduction in international travel and the impact that this will have on sales of fragrance/cosmetic products in duty free outlets. We anticipate that sales of our products to the pharmaceutical market will improve as the year continues.

Raw material costs, in particular plastic resin costs, have risen dramatically in the later part of the first quarter and into the second quarter. This may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.

We expect second quarter 2003 diluted earnings per share to be in the range of $.52 to $.57 per share, compared to $.48 per share reported in the second quarter of 2002 or $.50 per share excluding charges related to our Strategic Initiative recorded in the prior year.

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

Additionally, in some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales impact our results of operations.

We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.

The table below provides information as of March 31, 2003 about our forward currency exchange contracts.

All the contracts expire before the end of the fourth quarter of 2003.

Buy/Sell	Contract Amount	Average Contractual Exchange Rate

Euro/U.S. Dollar	$17,220.9561
Euro/British Pound	4,087	1.5016
U.S. Dollar/Chinese Yuan	2,150.1208
Euro/Japanese Yen	1,736.0081
Euro/Chinese Yuan	1,425.1175
Other	3,159

Total	$29,777

The other contracts in the above table represent contracts to buy or sell various other currencies (principally Asian and Australian). As of March 31, 2003, we have recorded the fair value of foreign currency forward exchange contracts of $958 thousand in prepayments and other and $37 thousand in accounts payable and accrued liabilities in the balance sheet. We have recorded the fair value of a foreign currency collar of $36 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2002 had an aggregate contract amount of $19.7 million.

At March 31, 2003, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 1.4% at March 31, 2003) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by approximately $200 assuming a tax rate of 33%. As of March 31, 2003, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $4.8 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2003 since there was no hedge ineffectiveness.

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

PART II—OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2003, the FCP Aptar Savings Plan (the “Plan”) sold 1,300 shares and purchased 200 shares of our Common Stock on behalf of the participants at an average price of $29.36 and $30.25 per share, respectively, for aggregate amounts of $38,167 and $6,050, respectively. At March 31, 2003, the Plan owns 4,055 shares of our Common Stock. The employees of AptarGroup S.A.S., and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On January 22, 2003 the Company filed a report on Form 8-K, pursuant to Item 5 of Form 8-K, disclosing the adoption by the Board of Directors of a replacement stockholder rights plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APTARGROUP, INC. (Registrant)

By:	/S/ STEPHEN J. HAGGE
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer) Date: May 8, 2003

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
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

By:	/S/ CARL A. SIEBEL
Carl A. Siebel President and Chief Executive Officer

CERTIFICATIONS

I, Stephen J. Hagge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AptarGroup, Inc,;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

By:	/s/ STEPHEN J. HAGGE
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.