Form 10-Q
period 2003-06-30
APTARGROUP INC
filed 2003-08-06
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 28, 2003).

Common Stock	36,183,912

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2003

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Sales	$288,087	$233,154	$553,236	$451,861

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	188,285	148,504	360,873	288,265
Selling, research & development and administrative	44,849	37,995	86,298	73,055
Depreciation and amortization	21,540	16,737	42,312	34,154
Strategic Initiative charges	—	946	—	975
Patent dispute settlement	—	—	—	4,168

	254,674	204,182	489,483	400,617

Operating Income	33,413	28,972	63,753	51,244

Other Income (Expense):
Interest expense	(2,427)	(2,776)	(4,836)	(5,577)
Interest income	689	358	1,312	688
Equity in results of affiliates	156	(75)	338	(186)
Minority interests	(98)	48	(117)	18
Miscellaneous, net	226	(425)	390	(362)

	(1,454)	(2,870)	(2,913)	(5,419)

Income Before Income Taxes	31,959	26,102	60,840	45,825

Provision for Income Taxes	10,610	8,563	20,285	15,011

Net Income	$21,349	$17,539	$40,555	$30,814

Net Income Per Common Share:
Basic	$.59	$.49	$1.13	$.86

Diluted	$.58	$.48	$1.11	$.84

Average number of shares outstanding:
Basic	36,031	35,940	35,984	35,902
Diluted	36,856	36,893	36,666	36,777

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30, 2003	December 31, 2002

Assets
Current Assets:
Cash and equivalents	$121,190	$90,205
Accounts and notes receivable, less allowance for doubtful accounts of $8,951 in 2003 and $8,233 in 2002	240,857	197,881
Inventories	151,257	127,828
Prepayments and other	36,679	31,282

	549,983	447,196

Property, Plant and Equipment:
Buildings and improvements	154,653	142,667
Machinery and equipment	883,004	806,630

	1,037,657	949,297
Less: Accumulated depreciation	(587,001)	(520,182)

	450,656	429,115
Land	6,166	5,702

	456,822	434,817

Other Assets:
Investments in affiliates	11,864	10,991
Goodwill	132,685	128,930
Intangible assets	15,350	15,044
Miscellaneous	11,323	10,693

	171,222	165,658

Total Assets	$1,178,027	$1,047,671

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30, 2003	December 31, 2002

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$91,714	$—
Current maturities of long-term obligations	6,754	7,722
Accounts payable and accrued liabilities	185,565	154,966

	284,033	162,688

Long-Term Obligations	133,944	219,182

Deferred Liabilities and Other:
Deferred income taxes	38,499	37,855
Retirement and deferred compensation plans	25,030	23,572
Deferred and other non-current liabilities	5,924	4,676
Commitments and contingencies	—	—
Minority interests	5,031	5,231

	74,484	71,334

Stockholders’ Equity:
Common stock, $.01 par value	375	372
Capital in excess of par value	130,625	126,999
Retained earnings	584,498	548,258
Accumulated other comprehensive loss	6,552	(46,027)
Less treasury stock at cost, 1.4 and 1.3 million shares in 2003 and 2002, respectively.	(36,484)	(35,135)

	685,566	594,467

Total Liabilities and Stockholders’ Equity	$1,178,027	$1,047,671

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2003	2002

Cash Flows From Operating Activities:
Net income	$40,555	$30,814
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	41,340	33,641
Amortization	972	513
Provision for bad debts	912	607
Strategic Initiative charges	—	975
Minority interests	117	(18)
Deferred income taxes	(177)	(854)
Retirement and deferred compensation plans	(453)	(1,034)
Equity in results of affiliates in excess of cash distributions received	(338)	186
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(26,842)	(9,807)
Inventories	(13,408)	5,390
Prepaid and other current assets	(4,846)	(5,181)
Accounts payable and accrued liabilities	4,971	6,791
Income taxes payable	11,160	1,102
Other changes, net	2,286	511

Net Cash Provided by Operations	56,249	63,636

Cash Flows From Investing Activities:
Capital expenditures	(35,880)	(42,623)
Disposition of property and equipment	942	1,607
Intangible assets	(251)	(1,109)
Issuance of notes receivable, net	604	405

Net Cash Used by Investing Activities	(34,585)	(41,720)

Cash Flows From Financing Activities:
Proceeds/(repayments) from notes payable	9,000	(5,980)
Proceeds from long-term obligations	655	375
Repayments of long-term obligations	(6,827)	(3,063)
Dividends paid	(4,315)	(4,305)
Proceeds from stock options exercises	3,628	2,979
Purchase of treasury stock	(1,348)	(2,259)

Net Cash Provided/(Used) by Financing Activities	793	(12,253)

Effect of Exchange Rate Changes on Cash	8,528	5,188

Net Increase in Cash and Equivalents	30,985	14,851
Cash and Equivalents at Beginning of Period	90,205	48,013

Cash and Equivalents at End of Period	$121,190	$62,864

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

At June 30, 2003 and June 30, 2002, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$21,349	$17,539	$40,555	$30,814
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,049	1,086	2,130	2,171

Pro forma net income	$20,300	$16,453	$38,425	$28,643

Earnings per share:
Basic – as reported	$.59	$.49	$1.13	$.86
Basic – pro forma	$.56	$.46	$1.07	$.80
Diluted – as reported	$.58	$.48	$1.11	$.84
Diluted – pro forma	$.55	$.45	$1.05	$.78

NOTE 2—INVENTORIES

At June 30, 2003 and December 31, 2002, approximately 22% and 23%, respectively, of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

	June 30, 2003	December 31, 2002

Raw materials	$57,034	$49,372
Work in progress	35,934	29,752
Finished goods	60,133	49,948

	153,101	129,072
Less LIFO Reserve	(1,844)	(1,244)

Total	$151,257	$127,828

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The table below shows a summary of intangible assets as of June 30, 2003 and December 31, 2002.

		2003			2002

	Weighted—Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortized intangible assets:
Patents	15	$15,664	$(5,044)	$10,620	$14,619	$(4,234)	$10,385
License agreements, organization costs and other	6	6,531	(3,481)	3,050	6,338	(3,074)	3,264

	12	22,195	(8,525)	13,670	20,957	(7,308)	13,649

Unamortized intangible assets:
Trademarks		431	—	431	396	—	396
Minimum pension liability		1,249	—	1,249	999	—	999

		1,680	—	1,680	1,395	—	1,395

Total intangible assets		$23,875	$(8,525)	$15,350	$22,352	$(7,308)	$15,044

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2003 and June 30, 2002 was $497 and $275, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2003 and June 30, 2002 was $972 and $513, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2003	$1,971
2004	1,962
2005	2,610
2006	1,386
2007	1,363

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2003.

The changes in the carrying amount of goodwill since the year ended December 31, 2002 are as follows by reporting segment:

	Dispensing Systems Segment	SeaquistPerfect Segment	Total

Balance as of January 1, 2003	$127,070	$1,860	$128,930
Foreign currency exchange effects	3,755	—	3,755

Balance as of June 30, 2003	$130,825	$1,860	$132,685

NOTE 4 – COMPREHENSIVE INCOME

AptarGroup’s total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$21,349	$17,539	$40,555	$30,814
Add: foreign currency translation adjustment	33,050	52,483	52,579	41,640

Total comprehensive income	$54,399	$70,022	$93,134	$72,454

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2003, the Company has recorded the fair value of derivative instrument assets of $5.0 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the quarters ended June 30, 2003 or June 30, 2002 since there was no hedge ineffectiveness.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in the quarters or six months ended June 30, 2003 or June 30, 2002.

HEDGE OF NET INVESTMENTS IN FOREIGN OPERATIONS

A significant number of the Company’s operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company’s foreign entities. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on the Company’s financial condition. Conversely, a strengthening U.S. dollar has a dilutive effect. The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

OTHER

As of June 30, 2003, the Company has recorded the fair value of foreign currency forward exchange contracts of $685 in prepayments and other and $211 in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2003 had an aggregate contract amount of $35.2 million.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2003.

NOTE 7 – STOCK REPURCHASE PROGRAM

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended June 30, 2003, the Company did not repurchase any shares. The cumulative total number of shares repurchased at June 30, 2003 was approximately 1.4 million shares for an aggregate amount of $36.5 million.

NOTE 8 – STRATEGIC INITIATIVE

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

There were no charges related to the Strategic Initiative for the quarter or six months ended June 30, 2003 and total charges before taxes related to the Strategic Initiative were approximately $1,304 and $1,403 thousand for the quarter and six months ended June 30, 2002.

Details of the pre-tax charges and changes in the reserves for six months ended June 30, 2003 and 2002 are shown in the following table:

In thousands

	Beginning Reserve At 1/01/03	Charges for the Six Months Ended 6/30/03	Cash Paid	Charged Against Assets	Ending Reserve at 6/30/03

Employee severance	$490	$—	$(304)	$—	$186
Other costs	280	—	(250)	—	30

Subtotal	$770	$—	$(554)	$—	$216
Accelerated depreciation	—	—	—	—	—

Total Strategic Initiative related costs	$770	$—	$(554)	$—	$216

	Beginning Reserve At 1/01/02	Charges for the Six Months Ended 6/30/02	Cash Paid	Charged Against Assets	Ending Reserve at 6/30/02

Employee severance	$469	$1,120	$(423)	$—	$1,166
Other costs	1,056	(145)	(463)	—	448

Subtotal	$1,525	$975	$(886)	$—	$1,614
Accelerated depreciation	—	140	—	(140)	—
Training Costs		288	(288)	—	—

Total Strategic Initiative related costs	$1,525	$1,403	$(1,174)	$(140)	$1,614

The remaining $216 thousand reserve as of June 30, 2003 is expected to be paid out during 2003.

NOTE 9 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2003		June 30, 2002
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$21,349	$21,349	$17,539	$17,539

Average equivalent shares
Shares of common stock	36,031	36,031	35,940	35,940
Effect of dilutive stock options	825	—	953	—

Total average equivalent shares	36,856	36,031	36,893	35,940

Net income per share	$.58	$.59	$.48	$.49

	Six months ended
	June 30, 2003		June 30, 2002
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$40,555	$40,555	$30,814	$30,814

Average equivalent shares
Shares of common stock	35,984	35,984	35,902	35,902
Effect of dilutive stock options	682	—	875	—

Total average equivalent shares	36,666	35,984	36,777	35,902

Net income per share	$1.11	$1.13	$.84	$.86

NOTE 10 – SEGMENT INFORMATION

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

Financial information regarding the Company’s reportable segments is shown below:

Quarter ended June 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals

Total Revenue
2003	$243,164	$46,785		$289,949
2002	192,941	43,006		235,947

Less: Intersegment Sales
2003	$775	$1,087		$1,862
2002	1,278	1,515		2,793

Net Sales
2003	$242,389	$45,698		$288,087
2002	191,663	41,491		233,154

EBIT
2003	$33,894	$4,231	$(4,428)	$33,697
2002	30,262	3,038	(3,476)	29,824

Six Months ended June 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals

Total Revenue
2003	$462,332	$94,651		$556,983
2002	372,968	84,620		457,588

Less: Intersegment Sales
2003	$1,473	$2,274		$3,747
2002	1,518	4,209		5,727

Net Sales
2003	$460,859	$92,377		$553,236
2002	371,450	80,411		451,861

EBIT
2003	$63,793	$8,799	$(8,228)	$64,364
2002	56,370	6,205	(6,290)	56,285

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Income before income taxes
Total EBIT for reportable segments	$33,697	$29,824	$64,364	$56,285
Strategic Initiative charges (1)	—	(1,304)	—	(1,403)
Patent dispute settlement (1)	—	—	—	(4,168)
Interest expense, net	(1,738)	(2,418)	(3,524)	(4,889)

Income before income taxes	$31,959	$26,102	$60,840	$45,825

(1)	Strategic Initiative related charges and the patent dispute settlement are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

NOTE 11 – PATENT DISPUTE SETTLEMENT

In May 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. As a result of the settlement, the Company recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in the first quarter of 2002.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	65.4	63.7	65.2	63.8
Selling, research & development and administration	15.6	16.3	15.6	16.2
Depreciation and amortization	7.4	7.2	7.7	7.6
Strategic Initiative charges	—	0.4	—	0.2
Patent dispute settlement	—	—	—	0.9

Operating Income	11.6	12.4	11.5	11.3
Other income (expense)	(0.5)	(1.2)	(0.5)	(1.2)

Income before income taxes	11.1	11.2	11.0	10.1
Provision for income taxes	3.7	3.7	3.7	3.3

Net income	7.4	7.5	7.3	6.8

NET SALES

We achieved record net sales for the quarter and six months ended June 30, 2003 of $288.1 million and $553.2 million, respectively, or 24% and 22% above the quarter and six months ended 2002 net sales of $233.2 million and $451.9 million, respectively. The U.S. dollar continued to weaken compared to the Euro in the quarter and was approximately 24% and 23% weaker compared to the Euro for the second quarter and six months ended June 30, 2002, respectively. The weakening of the U.S. dollar compared to the Euro had a positive impact on the translation of our European subsidiaries into U.S. dollars for both the quarter and six months. Changes in foreign currency rates accounted for approximately $27 million and $51 million of the net sales increase for the quarter and six months ended June 30, 2003, respectively. Excluding changes in foreign currency rates, sales of our products to the food/beverage market increased significantly over the prior year for the quarter and first half of the year reflecting the acceptance of our inverted dispensing systems by this market. Excluding changes in foreign currency rates, sales of our products to the fragrance/cosmetic and personal care markets also increased in the quarter and first half of 2003 reflecting the continuing recovery of the high-end fragrance/cosmetic market and introduction of new products to the personal care market. The introduction of new products to the personal care market also led to an increase in sales of injection molds to customers for custom projects compared to the prior year quarter and first half of the year. Excluding changes in foreign currency rates, sales of our products to the pharmaceutical market increased slightly over the prior year for the quarter and first half of the year. Excluding changes in foreign currency rates, sales of our products to the household market decreased over the prior year for both the quarter and first half of the year due primarily to the replacement of low margin accounts with higher margin business in the second half of 2002. Pricing pressure continued across all the markets we serve and in particular for our dispensing closure and our low-end fragrance/cosmetic products and had a negative impact on the sales in the quarter and first half of 2003.

The following table sets forth, for the periods indicated, net sales by geographic location:

	3 Months Ended June 30,				6 Months Ended June 30,
	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total

Domestic	$93,336	32%	$92,550	40%	$176,251	32%	$173,320	38%
Europe	169,823	59%	122,329	52%	330,700	60%	241,648	54%
Other Foreign	24,928	9%	18,275	8%	46,285	8%	36,893	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 65.4% and 65.2% in the second quarter and six months ended June 30, 2003, respectively compared to 63.7% and 63.8% for the same periods a year ago. Our cost of sales percentage was negatively influenced by the following factors in 2003:

Strengthening of the Euro. We are a net exporter from Europe of products produced in Europe with costs denominated in Euros. As a result, when the Euro strengthens against the U.S. dollar or other currencies, products produced in and exported from Europe and sold in currencies which have weakened against the Euro increase our costs, thus having a negative impact on cost of sales as a percentage of net sales. This increase in costs more than offset any positive impacts coming from the translation of foreign denominated financial statements into U.S. dollars for the quarter and six months ended June 30, 2003.

Continued Price Pressure. Pricing pressure continues in all the markets we serve, particularly for the dispensing closure and low-end fragrance/cosmetic products.

Increased Production Costs for New Product Introductions. We introduced several new products in the first half of the year to both the food/beverage and personal care markets. The start-up costs associated with these new products was higher than we anticipated, thus leading to an increase in the cost of sales as a percentage of net sales for the quarter and six months ended June 30, 2003.

Higher Amount of Tooling Sales. Due to the increase in new product introductions to both the personal care and the food/beverage markets, we reported more sales of tooling to customers in the second quarter of 2003 compared to the prior year. There was not a significant impact in the first quarter. Typically, tooling sales to customers generate lower margins than our traditional product sales. As a result, an increase in tooling sales in the quarter had a negative impact on the cost of goods sold as a percentage of net sales, for both the quarter and six months ended June 30, 2003.

Partially offsetting the above mentioned negative factors were the following positive impacts in 2003:

Improved Overhead Utilization. Our increase in sales, particularly to the fragrance/cosmetic and personal care markets, helped improve overhead utilization and helped reduce cost of sales as a percentage of net sales.

Cost Reduction Efforts. We achieved significant cost reductions at several of our operations, particularly related to our Strategic Initiative project. In addition, repairs and maintenance expense as a percent of net sales decreased in the quarter and six months ended June 30, 2003 compared to the prior year.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $6.9 million in the second quarter of 2003 compared to the same period a year ago. Approximately $5 million of the increase in SG&A is related to the strengthened Euro compared to the U.S. dollar compared to the prior year. Approximately 60% of our business is based in Europe and have costs denominated in Euros. The remaining increase in SG&A costs is primarily attributed to an increase in insurance and pension related costs as well as the timing of patent filing expenses for our new products. This increase in expense was offset partially by the cost reduction efforts related to the Strategic Initiative. SG&A as a percentage of net sales for the quarter ended June 30, 2003 decreased to 15.6% from 16.3% in 2002.

Our SG&A costs increased approximately $13.2 million for the six months ended June 30, 2003 compared to the same period a year ago. Changes in foreign currency rates accounted for approximately $9.3 million of the increase in SG&A costs. The remaining increase in SG&A costs is primarily related to insurance and pension related cost increases as well as the timing of patent filing expenses for our new products, offset partially by the cost reduction effort achieved related to the Strategic Initiative. SG&A as a percentage of net sales for the six months ended June 30, 2003 decreased to 15.6% from 16.2% in 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $4.8 million in the second quarter of 2003 to $21.5 million compared to $16.7 million in the second quarter of 2002. Approximately $2.3 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2003. The remainder of the increase in depreciation and amortization expense is due to increased capital expenditures in the prior years.

Depreciation and amortization increased approximately $8.2 million for the first six months of 2003 to $42.3 million compared to $34.2 million for the first six months of 2002. Approximately $4.4 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2003. The remainder of the increase in depreciation and amortization expense is due to increased capital expenditures in the prior years.

PATENT DISPUTE SETTLEMENT

In May 2002, we announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. Patent dispute settlement charges of approximately $4.2 million ($2.7 million after-tax) were recorded in the quarter ended March 31, 2002.

OPERATING INCOME

Operating income increased approximately $4.4 million in the second quarter of 2003 to $33.4 million compared to $29.0 million in the prior year. The increase in operating income is primarily due to the increase in sales volume offset partially by the net negative impact of changes in foreign currency rates and other cost increases mentioned earlier.

Operating income increased approximately $12.5 million for the six months ended June 30, 2003 to $63.8 million compared to $51.2 million in the prior year. Similar to the quarter, the increase in operating income is due to the increase in sales volume offset by the net negative impact of changes in foreign currency rates and other cost increases mentioned earlier.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2003 decreased to $1.5 million from $2.9 million in the prior year primarily reflecting decreased foreign currency losses of approximately $0.9 million, decreased interest expense of $0.3 million and increased interest income of $0.3 million. The foreign currency losses are the result of marking to market any open forward foreign currency contracts as well as the settlement and marking to the spot rate of non-functional currency denominated receivables and payables. The reduction in interest expense is due to a reduction in interest rates compared to the prior year.

Net other expenses for the six months ended June 30, 2003 decreased to $2.9 million from $5.4 million in the prior year primarily due to decreased foreign currency losses of approximately $1.0 million, decreased interest expense of $0.7 million, and increased interest income of $0.6 million.

EFFECTIVE TAX RATE

The reported effective tax rate for the three months and six months ended June 30, 2003 was 33.2% and 33.3%, respectively, compared to 32.8% for the same periods a year ago. The increase in the effective tax rate is primarily attributed to the mix of income earned and certain foreign corporate tax rates increasing in 2003.

NET INCOME

We reported net income for the second quarter of 2003 of $21.3 million compared to $17.5 million reported in the second quarter of 2002. Net income for the six months ended June 30, 2003 was $40.6 million compared to $30.8 million for the first six months of the prior year.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Sales	$242,389	$191,663	$460,859	$371,450
Earnings Before Interest and Taxes (“EBIT”)	33,894	30,262	63,793	56,370
EBIT as a percentage of Net Sales	14%	16%	14%	15%

Our net sales for the Dispensing Systems segment grew by approximately 26% in the second quarter of 2003 over the second quarter of 2002 reflecting strong sales of our dispensing closure product range to the personal care and food/beverage markets as well as increased sales of our pumps to the fragrance/cosmetic market. The strengthening Euro also helped contribute to the sales increase. Approximately $23.4 million of the $50.7 million increase in sales was the result of changes in foreign currency exchange rates.

Net sales for the Dispensing Systems segment grew approximately 24% in the first six months of 2003 compared to the first six months of 2002 reflecting once again, strong sales of our dispensing closure product range to the personal care and food/beverage markets as well as increased sales of our pumps to the fragrance/cosmetic market. Approximately $44.3 million of the $89.4 million increase in sales was the result of changes in foreign currency exchange rates.

Segment EBIT in the second quarter of 2003 increased 12% to $33.9 million compared to $30.3 million reported in the prior year. The increase in EBIT from the prior year is primarily related to the increased sales volumes and better utilization of fixed costs in our fragrance/cosmetic production facilities as well as cost savings achieved through our Strategic Initiative project. Somewhat offsetting these positive effects were an increase in start up costs related to a large number of new product introductions in the food/beverage and personal care market and the negative impact of incurring manufacturing costs in Euros and selling in currencies that weakened against the Euro in the quarter compared to the prior year.

Segment EBIT in the first six months of 2003 increased approximately 13% to $63.8 million compared to $56.4 million reported in the first six months of the prior year. The increase in EBIT from the prior year is primarily due to the increase in sales volume and better utilization of fixed costs in the fragrance/cosmetic production facilities as well as cost savings achieved through our Strategic Initiative project. Partially offsetting these positive effects were an increase in start up costs related to a large number of new product introductions in the food/beverage and personal care market and the negative impact of incurring manufacturing costs in Euros and selling in currencies that weakened against the Euro in the first six months compared to the prior year.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net Sales	$45,698	$41,491	$92,377	$80,411
Earnings Before Interest and Taxes (“EBIT”)	4,231	3,038	8,799	6,205
EBIT as a percentage of Net Sales	9%	7%	10%	8%

Net sales for the quarter ended June 30, 2003 increased 10% or approximately $4.2 million to $45.7 million from $41.5 million reported in the second quarter of the prior year. Approximately $3.6 million of the $4.2 million increase is due to the change in foreign currency rates from the prior year. Net sales decreased in North America but were offset by an increase in net sales in Europe. Net sales to the personal care market increased for the quarter ended June 30, 2003 compared to the prior year, while net sales to the household market decreased from the prior year.

Net sales for the SeaquistPerfect segment for the first six months of 2003, increased approximately 15% or $12.0 million compared to the first six months of the prior year. Approximately $6.9 million of the $12.0 million increase is due to the change in foreign currency exchange rates. The remainder of the increase is due to an increase in sales to the personal care market offset slightly by a decrease in sales to the household market. Net sales for the first six months of 2003 decreased in North America while sales in Europe for the first six months of 2003 increased.

Segment EBIT in the second quarter of 2003 increased approximately 39% to $4.2 million compared to $3.0 million reported in the prior year. EBIT increased over the prior year in both North America and in Europe. In North America, EBIT increased in spite of a decrease in sales reflecting productivity improvements over the prior year, higher new product sales and the change in product mix replacing low margin accounts with higher margin business. In Europe, the increase in EBIT reflects the increase in sales volume and the mix of products sold.

Segment EBIT in the first six months of 2003 increased approximately 42% to $8.8 million compared to $6.2 million reported in the first six months of the prior year. EBIT increased over the prior year in both North America and Europe reflecting increased sales volumes in Europe combined with productivity improvements, higher new product sales and the replacement of low margin accounts with higher margin business in North America.

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

Additionally, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. The strengthening Euro compared to the U.S. dollar makes imported European produced products more expensive thus reducing operating income margins.

QUARTERLY TRENDS

Our results of operations in the second half of the year typically are negatively impacted by customer plant shutdowns in the summer months in Europe and plant shutdowns in December. In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, and changes in general economic conditions in any of the countries in which we do business.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition continued to strengthen in the second quarter of 2003. Cash and equivalents increased to $121.2 million from $90.2 million at December 31, 2002. Total short and long-term interest bearing debt increased slightly in the first six months of 2003 to $232.4 million from $226.9 million at December 31, 2002. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 14% compared to 19% as of December 31, 2002.

For the first six months of 2003, net cash provided by operations decreased to $56.2 million compared to $63.6 million in the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease from the prior year is primarily attributed to an increase in inventory and accounts receivable reflecting the increase in sales, partially offset by the increase in earnings before depreciation and amortization and an increase in taxes payable. During the first six months of 2003, we utilized the majority of operating cash flows to finance capital expenditures, pay down long-term debt obligations, and pay dividends to shareholders.

We used $34.6 million in cash for investing activities during the first six months of 2003, compared to $41.7 million during the same period a year ago. The decrease in cash used for investing activities is due to fewer cash outlays for capital expenditures compared to the prior year. Cash outlays for capital expenditures for the full year 2003 are estimated to be approximately $80 to $85 million.

Cash provided by financing activities was $0.1 million in the first six months of 2003 compared to cash used by financing activities of $12.3 million in the same period a year ago. The change in cash flows from financing activities is primarily due to an increase in short term borrowings of approximately $9.0 million from December 31, 2002. The majority of the increase in short term borrowings occurred in the U.S. The majority of our $121.2 million in cash and cash equivalents is located outside of the U.S. We are currently in an overall foreign loss (“OFL”) tax situation in the U.S. Any foreign dividend repatriated back to the U.S. would be taxed up to the extent of the OFL. The negative tax consequences of the OFL would impact approximately the first $10 million in foreign dividends repatriated back to the U.S. Assuming we repatriated approximately $10 million in dividends from foreign entities, we estimate that the cash cost to repatriate these dividends would be approximately $2 million.

We have a $100 million unsecured revolving credit agreement. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At June 30, 2003 and December 31, 2002, the amount unused and available under this agreement was $22 million and $27 million, respectively. We are required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. Since we have not yet replaced, renegotiated or extended the terms of the unsecured revolving credit agreement, the $78 million used at June 30, 2003 is shown as short-term notes payable on the consolidated balance sheet. We have no reason to believe we will not be successful in replacing, renegotiating or extending the terms of the agreement before June 30, 2004.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside of the U.S., but all of these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally.

We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future. We have historically used cash flow from operations as our primary source of liquidity. If customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels which historically have been the most significant use of cash for us.

The Board of Directors declared an increased quarterly dividend from $.06 per share to $.07 per share payable on August 19, 2003 to stockholders of record as of July 29, 2003.

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

ADOPTION OF ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We do not have any investments in variable interest entities.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. We currently do not have any derivative instruments clarified by this statement but will apply the new statement should any be entered into subsequent to June 30, 2003.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. We currently do not have any of these financial instruments.

OUTLOOK

We expect our strong sales to the food/beverage and personal care markets to continue into the third quarter. However, a modest reduction in the incoming orders for the fragrance/cosmetic market at the end of the second quarter is a sign that the rate of sales increase experienced in the first six months for this market may not continue into the third. Sales of our products to the pharmaceutical market should improve slightly over the prior year. Overall sales are expected to increase between five and ten percent over the prior year third quarter excluding any impacts coming from changes in foreign currency exchange rates.

Raw material costs, in particular plastic resin costs, have stabilized somewhat in the later part of the second quarter and have begun to decrease slightly. We do not expect raw material prices to have a significant impact on the third quarter 2003 results.

We continue to face competition in all of our markets we serve but this pricing pressure is mitigated by our ability to offer innovative new products and further penetrate the markets we serve. In particular, we are beginning to see an increase in activity coming from Asian competitors that we have not traditionally competed against. Should these Asian competitors be successful introducing their products to our traditional markets, price competition could intensify in the future.

We expect third quarter 2003 diluted earnings per share to be in the range of $.50 to $.55 per share, compared to $.49 per share reported in the third quarter of 2002.

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

The table below provides information as of June 30, 2003 about our forward currency exchange contracts.

All the contracts expire before the end of the fourth quarter of 2003.

Buy/Sell	Contract Amount	Average Contractual Exchange Rate

Euro/U.S. Dollar	$20,628	1.1281
Euro/British Pound	5,714	1.4453
U.S. Dollar/Chinese Yuan	2,200.1208
Euro/Japanese Yen	1,755.0076
Euro/Chinese Yuan	1,530.1135
Euro/Indonesian Rupiah	1,036	10510
Other	2,338

Total	$35,201

The other contracts in the above table represent contracts to buy or sell various other currencies (principally European, South American and Australian). As of June 30, 2003, we have recorded the fair value of foreign currency forward exchange contracts of $685 in prepayments and other and $211 in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2002 had an aggregate contract amount of $30.0 million.

At June 30, 2003, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 1.1% at June 30, 2003) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by approximately $100 assuming a tax rate of 33%. As of June 30, 2003, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $5.0 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2003 since there was no hedge ineffectiveness.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2003, the FCP Aptar Savings Plan (the “Plan”) purchased 300 shares of our Common Stock on behalf of the participants at an average price of $32.63 per share for an aggregate amount of $9,789. At June 30, 2003, the Plan owns 4,355 shares of our Common Stock. The employees of AptarGroup S.A.S., and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 7, 2003. A vote was taken by ballot for the election of four members to hold office until the 2006 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

Nominee	For	Withhold	Broker Non-Votes
Rodney L. Goldstein	30,283,021	364,049	-0-
Ralph Gruska	30,281,461	365,609	-0-
Dr. Leo A. Guthart	30,275,637	371,433	-0-
Prof. Dr. Robert W. Hacker	30,284,176	362,894	-0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	On April 21, 2003 the Company furnished a report on Form 8-K, pursuant to Item 12 of Form 8-K, disclosing the press release of AptarGroup, Inc. dated April 16, 2003. *

*		This report on Form 8-K has been furnished to the SEC and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc (Registrant)

By /s/ Stephen J. Hagge
STEPHEN J. HAGGE Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: August 6, 2003

CERTIFICATION

I, Carl A. Siebel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AptarGroup, Inc,;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 6, 2003

By:	/s/ Carl A. Siebel
CARL A. SIEBEL President and Chief Executive Officer

CERTIFICATION

I, Stephen J. Hagge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AptarGroup, Inc,;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 6, 2003

By:	/s/ Stephen J. Hagge
STEPHEN J. HAGGE Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.