Form 10-Q
period 2003-09-30
APTARGROUP INC
filed 2003-11-10
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ----to----

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

DELAWARE (State of Incorporation)	36-3853103 (I.R.S. Employer Identification No.)

475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois 60014

815-477-0424

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 6, 2003).

Common Stock	36,293,545

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2003

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Sales	$281,310	$239,764	$834,546	$691,625

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	185,774	154,244	546,647	442,509
Selling, research & development and administrative	42,374	37,414	128,672	110,470
Depreciation and amortization	21,474	19,048	63,786	53,201
Acquired research and development charge	1,250	—	1,250	—
Strategic Initiative charges	—	29	—	1,004
Patent dispute settlement	—	—	—	4,168

	250,872	210,735	740,355	611,352

Operating Income	30,438	29,029	94,191	80,273

Other Income (Expense):
Interest expense	(2,410)	(2,783)	(7,246)	(8,360)
Interest income	665	481	1,977	1,169
Equity in results of affiliates	189	124	527	(63)
Minority interests	(138)	30	(255)	49
Miscellaneous, net	(310)	(189)	80	(551)

	(2,004)	(2,337)	(4,917)	(7,756)

Income Before Income Taxes	28,434	26,692	89,274	72,517

Provision for Income Taxes	9,327	8,914	29,612	23,925

Net Income	$19,107	$17,778	$59,662	$48,592

Net Income Per Common Share:
Basic	$.53	$.49	$1.65	$1.35

Diluted	$.51	$.49	$1.62	$1.32

Average number of shares outstanding:
Basic	36,207	35,952	36,059	35,919
Diluted	37,159	36,531	36,806	36,699

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2003	2002

Assets
Current Assets:
Cash and equivalents	$148,875	$90,205
Accounts and notes receivable, less allowance for doubtful accounts of $8,624 in 2003 and $8,233 in 2002	229,695	197,881
Inventories	154,664	127,828
Prepayments and other	34,315	31,282

	567,549	447,196

Property, Plant and Equipment:
Buildings and improvements	157,777	142,667
Machinery and equipment	910,129	806,630

	1,067,906	949,297
Less: Accumulated depreciation	(610,969)	(520,182)

	456,937	429,115
Land	6,223	5,702

	463,160	434,817

Other Assets:
Investments in affiliates	11,997	10,991
Goodwill	133,246	128,930
Intangible assets	15,197	15,044
Miscellaneous	11,285	10,693

	171,725	165,658

Total Assets	$1,202,434	$1,047,671

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2003	2002

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$85,739	$—
Current maturities of long-term obligations	6,637	7,722
Accounts payable and accrued liabilities	190,201	154,966

	282,577	162,688

Long-Term Obligations	131,631	219,182

Deferred Liabilities and Other:
Deferred income taxes	38,972	37,855
Retirement and deferred compensation plans	24,672	23,572
Deferred and other non-current liabilities	4,915	4,676
Commitments and contingencies	—	—
Minority interests	6,107	5,231

	74,666	71,334

Stockholders’ Equity:
Common stock, $.01 par value	377	372
Capital in excess of par value	134,291	126,999
Retained earnings	601,072	548,258
Accumulated other comprehensive income/(loss)	14,304	(46,027)
Less treasury stock at cost, 1.4 and 1.3 million shares in 2003 and 2002, respectively	(36,484)	(35,135)

	713,560	594,467

Total Liabilities and Stockholders’ Equity	$1,202,434	$1,047,671

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2003	2002

Cash Flows From Operating Activities:
Net income	$59,662	$48,592
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	62,277	52,343
Amortization	1,508	858
Provision for bad debts	946	1,219
Strategic Initiative charges	—	1,004
Minority interests	255	(49)
Deferred income taxes	(838)	772
Retirement and deferred compensation plans	139	(618)
Equity in results of affiliates in excess of cash distributions received	(527)	63
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(14,246)	(9,566)
Inventories	(15,865)	2,402
Prepaid and other current assets	(1,517)	(5,257)
Accounts payable and accrued liabilities	5,954	17,813
Income taxes payable	12,922	1,125
Other changes, net	594	715

Net Cash Provided by Operations	111,264	111,416

Cash Flows From Investing Activities:
Capital expenditures	(56,529)	(63,247)
Disposition of property and equipment	1,017	2,119
Intangible assets	(399)	(1,109)
Collection of notes receivable, net	925	927

Net Cash Used by Investing Activities	(54,986)	(63,245)

Cash Flows From Financing Activities:
Proceeds from notes payable	3,564	—
Repayments of notes payable	—	(2,158)
Proceeds from long-term obligations	50	375
Repayments of long-term obligations	(11,259)	(16,397)
Dividends paid	(6,848)	(6,462)
Proceeds from stock options exercises	7,297	3,085
Purchase of treasury stock	(1,349)	(3,789)

Net Cash Used by Financing Activities	(8,545)	(25,346)

Effect of Exchange Rate Changes on Cash	10,937	5,256

Net Increase in Cash and Equivalents	58,670	28,081
Cash and Equivalents at Beginning of Period	90,205	48,013

Cash and Equivalents at End of Period	$148,875	$76,094

Supplemental Non-cash Financing Activities:
Capital lease obligations	$1,878	—

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

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
     At September 30, 2003 and September 30, 2002, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$19,107	$17,778	$59,662	$48,592
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,159	1,086	3,240	3,256

Pro forma net income	$16,948	$16,692	$56,422	$45,336

Earnings per share:
Basic — as reported	$.53	$.49	$1.65	$1.35
Basic — pro forma	$.47	$.46	$1.56	$1.26
Diluted — as reported	$.51	$.49	$1.62	$1.32
Diluted — pro forma	$.46	$.46	$1.53	$1.23

NOTE 2 — INVENTORIES

At September 30, 2003 and December 31, 2002, approximately 21% and 23%, respectively, of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

	September 30,	December 31,
	2003	2002

Raw materials	$55,455	$49,372
Work in progress	36,817	29,752
Finished goods	64,461	49,948

	156,733	129,072
Less LIFO Reserve	(2,069)	(1,244)

Total	$154,664	$127,828

     Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The table below shows a summary of intangible assets as of September 30, 2003 and December 31, 2002.

		2003			2002
	Weighted-
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	15	$15,854	$(5,390)	$10,464	$14,619	$(4,234)	$10,385
License agreements, organization costs and other	6	6,830	(3,775)	3,055	6,338	(3,074)	3,264

	12	22,684	(9,165)	13,519	20,957	(7,308)	13,649

Unamortized intangible assets:
Trademarks		436	—	436	396	—	396
Minimum pension liability		1,242	—	1,242	999	—	999

		1,678	—	1,678	1,395	—	1,395

Total intangible assets		$24,362	$(9,165)	$15,197	$22,352	$(7,308)	$15,044

     Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2003 and 2002 was $537 and $346, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2003 and September 30, 2002 was $1,508 and $859, respectively.

     Estimated amortization expense for the years ending December 31 is as follows:

2003	$1,980
2004	1,971
2005	2,616
2006	1,389
2007	1,368

     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2003.
     The changes in the carrying amount of goodwill since the year ended December 31, 2002 are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total

Balance as of January 1, 2003	$127,070	$1,860	$128,930
Foreign currency exchange effects	4,316	—	4,316

Balance as of September 30, 2003	$131,386	$1,860	$133,246

NOTE 4 — COMPREHENSIVE INCOME

AptarGroup’s total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$19,107	$17,778	$59,662	$48,592
Foreign currency translation adjustment	7,752	(3,690)	60,331	37,951

Total comprehensive income	$26,859	$14,088	$119,993	$86,543

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
     As of September 30, 2003, the Company has recorded the fair value of derivative instrument assets of $4.6 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the quarters ended September 30, 2003 or September 30, 2002 since there was no hedge ineffectiveness.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in the quarters ended September 30, 2003 or September 30, 2002.

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

OTHER

As of September 30, 2003, the Company has recorded the fair value of foreign currency forward exchange contracts of $976 thousand in prepayments and other and $125 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of September 30, 2003 had an aggregate contract amount of $30.9 million.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2003.

NOTE 7 — STOCK REPURCHASE PROGRAM

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended September 30, 2003, the Company did not repurchase any shares. The cumulative total number of shares repurchased at September 30, 2003 was approximately 1.4 million shares for an aggregate amount of $36.5 million.

NOTE 8 — STRATEGIC INITIATIVE

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
     There were no charges related to the Strategic Initiative for the quarter or nine months ended September 30, 2003 and total charges before taxes related to the Strategic Initiative for the quarter and nine months ended September 30, 2002 were approximately $36 and $1,439, respectively.

     Details of the pre-tax charges and changes in the reserves for nine months ended September 30, 2003 and 2002 are shown in the following table:

In thousands

		Charges for the
	Beginning	Nine Months		Charged	Ending
	Reserve	Ended	Cash	Against	Reserve at
	At 1/01/03	9/30/03	Paid	Assets	9/30/03

Employee severance	$490	$—	$(383)	$—	$107
Other costs	280	—	(250)	—	30

Subtotal	$770	$—	$(633)	$—	$137
Accelerated depreciation	—	—	—	—	—

Total Strategic Initiative related costs	$770	$—	$(633)	$—	$137

		Charges for the
	Beginning	Nine Months		Charged	Ending
	Reserve	Ended	Cash	Against	Reserve at
	At 1/01/02	9/30/02	Paid	Assets	9/30/02

Employee severance	$469	$1,149	$(874)	$—	$744
Other costs	1,056	(145)	(550)	—	361

Subtotal	$1,525	$1,004	$(1,424)	$—	$1,105
Accelerated depreciation	—	140	—	(140)	—
Training Costs		295	(295)	—	—

Total Strategic Initiative related costs	$1,525	$1,439	$(1,719)	$(140)	$1,105

     The remaining $137 thousand reserve as of September 30, 2003 is expected to be paid out during 2003.

NOTE 9 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2003		September 30, 2002

	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$19,107	$19,107	$17,778	$17,778

Average equivalent shares
Shares of common stock	36,207	36,207	35,952	35,952
Effect of dilutive stock options	952	—	579	—

Total average equivalent shares	37,159	36,207	36,531	35,952

Net income per share	$.51	$.53	$.49	$.49

No antidilutive options were outstanding for the quarter ended September 30, 2003. For the quarter ended September 30, 2002, options to purchase 1,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
     Options to purchase 1,500 and 1,000 shares common stock were outstanding for the nine months ended September 30, 2003 and September 30, 2002, respectively, but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

	Nine months ended
	September 30, 2003		September 30, 2002

	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$59,662	$59,662	$48,592	$48,592

Average equivalent shares
Shares of common stock	36,059	36,059	35,919	35,919
Effect of dilutive stock options	747	—	780	—

Total average equivalent shares	36,806	36,059	36,699	35,902

Net income per share	$1.62	$1.65	$1.32	$1.35

NOTE 10 — SEGMENT INFORMATION

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

Financial information regarding the Company’s reportable segments is shown below:

Quarter ended September 30,			Corporate
	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2003	$234,841	$48,444		$283,285
2002	197,450	44,431		241,881
Less: Intersegment Sales
2003	$515	$1,460		$1,975
2002	402	1,715		2,117
Net Sales
2003	$234,326	$46,984		$281,310
2002	197,048	42,716		239,764
EBIT
2003	$31,133	$4,666	$(4,370)	$31,429
2002	29,607	3,037	(3,614)	29,030

Nine Months ended September 30,			Corporate
	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2003	$697,173	$143,095		$840,268
2002	570,418	129,051		699,469
Less: Intersegment Sales
2003	$1,988	$3,734		$5,722
2002	1,920	5,924		7,844
Net Sales
2003	$695,185	$139,361		$834,546
2002	568,498	123,127		691,625
EBIT
2003	$94,926	$13,465	$(12,598)	$95,793
2002	85,977	9,242	(9,904)	85,315

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income before income taxes
Total EBIT for reportable segments	$31,429	$29,030	$95,793	$85,315
Strategic Initiative charges (1)	—	(36)	—	(1,439)
Patent dispute settlement (1)	—	—	—	(4,168)
Acquired research and development charge (1)	(1,250)	—	(1,250)	—
Interest expense, net	(1,745)	(2,302)	(5,269)	(7,191)

Income before income taxes	$28,434	$26,692	$89,274	$72,517

(1)	Strategic Initiative related charges, the patent dispute settlement, and acquired research and development charge are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

NOTE 11 — PATENT DISPUTE SETTLEMENT

In May 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. As a result of the settlement, the Company recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in the first quarter of 2002.

NOTE 12 — ACQUIRED RESEARCH AND DEVELOPMENT CHARGE

In the third quarter of 2003, the company acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder technology dispensing systems for the pharmaceutical market. Approximately $1.3 million ($.8 million after-tax) of acquired intellectual property was expensed in the quarter as it was for a particular research and development project while the equipment purchased was capitalized and included in fixed assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	66.0	64.4	65.5	64.0
Selling, research & development and administration	15.1	15.6	15.4	16.0
Depreciation and amortization	7.7	7.9	7.6	7.7
Acquired research and development charge	0.4	—	0.2	—
Strategic Initiative charges	—	—	—	0.2
Patent dispute settlement	—	—	—	0.6

Operating Income	10.8	12.1	11.3	11.5
Other income (expense)	(0.7)	(1.0)	(0.6)	(1.1)

Income before income taxes	10.1	11.1	10.7	10.4
Provision for income taxes	3.3	3.7	3.5	3.5

Net income	6.8	7.4	7.2	6.9

NET SALES

We achieved net sales for the quarter and nine months ended September 30, 2003 of $281.3 million and $834.5 million, respectively, or 17% and 21% above the quarter and nine months ended 2002 net sales of $239.8 million and $691.6 million, respectively. The U.S. dollar was approximately 14% and 20% weaker compared to the Euro for the third quarter and nine months ended September 30, 2002, respectively. The weaker U.S. dollar compared to the Euro had a positive impact on the translation of our European subsidiaries into U.S. dollars for both the quarter and nine months. Changes in foreign currency rates accounted for approximately $19 million and $70 million of the net sales increase for the quarter and nine months ended September 30, 2003, respectively. An increase in sales of custom injection molds and equipment to our customers accounted for approximately $12 million and $20 million of the sales increase for the quarter and nine months ended September 30, 2003. Excluding changes in foreign currency rates, sales of our products to the food/beverage market increased significantly over the prior year for the quarter and first nine months of the year reflecting the acceptance of our inverted dispensing systems by this market. Included in sales to the food market is $500 thousand of license revenue realized in the third quarter. Excluding changes in foreign currency rates, sales of our products to the fragrance/cosmetic market were up less in the third quarter than the previous six months reflecting a general slow down in incoming orders first noticed at the end of the second quarter. For the first nine months, sales of our products to the fragrance/cosmetics market remain up modestly compared to the same period a year ago. Excluding changes in foreign currency rates, sales of our products to the personal care market increased solidly over the prior year for the quarter and nine months ended September 30, 2003 reflecting increased unit volumes related to new product introductions. Excluding changes in foreign currency rates, sales of our products to the pharmaceutical market increased significantly over the prior year for the quarter ended September 30, 2003 reflecting an increase in the sale of custom molds and equipment as well an increase in unit volumes. For the first nine months, sales of our products to the pharmaceutical market increased modestly over the same period in the prior year. Excluding changes in foreign currency rates, sales of our products to the household market decreased over the prior year for both the quarter and first nine months of the year due primarily to the elimination of low margin accounts in the fourth quarter of 2002. Pricing pressure continued across all the markets we serve and in particular for our dispensing closure and our low-end fragrance/cosmetic products and had a negative impact on the sales in the quarter and first nine months of 2003.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total

Domestic	$87,933	31%	$85,005	36%	$264,183	32%	$258,325	37%
Europe	167,702	60%	135,102	56%	498,403	60%	376,750	55%
Other Foreign	25,675	9%	19,657	8%	71,960	8%	56,550	8%

The primary reason for the growth in sales coming from Europe compared to the prior year is the strengthening of the Euro compared to the U.S. dollar in 2003.

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 66.0% and 65.5% in the third quarter and nine months ended September 30, 2003, respectively compared to 64.4% and 64.0% for the same periods a year ago. Our cost of sales percentage was negatively influenced by the following factors in 2003:

Higher Amount of Tooling and Equipment Sales. We reported approximately $12 million and $20 million increase in sales of tooling to customers in the third quarter and first nine months of 2003, respectively, compared to the same periods in the prior year. Typically, tooling and equipment sales to customers generate lower margins than our traditional product sales and have a much higher cost of sales component than regular product sales as we view tooling and equipment sales as a vehicle to generate additional product sales. As a result, the increase in tooling sales in the quarter and first nine months of 2003 had the most significant negative impact on the cost of goods sold as a percentage of net sales, for both the quarter and nine months ended September 30, 2003 compared to the same periods in the prior year.

Strengthening of the Euro. We are a net exporter from Europe of products produced in Europe with costs denominated in Euros. As a result, when the Euro strengthens against the U.S. dollar or other currencies, products produced in Europe, exported from Europe and sold in currencies which have weakened against the Euro increase our costs, thus having a negative impact on cost of sales as a percentage of net sales. This increase in costs more than offset any positive impacts coming from the translation of foreign denominated financial statements into U.S. dollars for the quarter and nine months ended September 30, 2003.

Continued Price Pressure. Pricing pressure continues in all the markets we serve, particularly for dispensing closure and low-end fragrance/cosmetic products.

Increased Production Costs for New Product Introductions. We introduced several new products in the first nine months of the year to both the food/beverage and personal care markets. The start-up costs associated with these new products was higher than we anticipated, thus leading to an increase in the cost of sales as a percentage of net sales for the quarter and nine months ended September 30, 2003.

Partially offsetting the above mentioned negative factors were the following positive impacts in 2003:

Improved Overhead Utilization. Our increase in sales, particularly to the personal care and fragrance/cosmetic and markets, helped improve overhead utilization and helped reduce cost of sales as a percentage of net sales.

Cost Reduction Efforts. We achieved significant cost reductions at several of our operations, particularly related to our Strategic Initiative project. In addition, repairs and maintenance expense as a percent of net sales decreased in the quarter and nine months ended September 30, 2003 compared to the prior year.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $5.0 million in the third quarter of 2003 compared to the same period a year ago. Approximately $3.2 million of the increase in SG&A is related to the weakened U.S. dollar compared to other currencies in particular the Euro compared to the prior year. Approximately 60% of our business is based in Europe and have costs denominated in Euros. The remaining increase in SG&A costs is primarily attributed to an increase in insurance and pension related costs as well as the timing of patent filing expenses for our new products. This increase in expense was offset partially by the cost reduction efforts related to the Strategic Initiative. SG&A as a percentage of net sales for the quarter ended September 30, 2003 decreased to 15.1% from 15.6% in 2002.
     Our SG&A costs increased approximately $18.2 million for the nine months ended September 30, 2003 compared to the same period a year ago. Changes in foreign currency rates accounted for approximately $12.5 million of the increase in SG&A costs. The remaining increase in SG&A costs is primarily related to insurance and pension related cost increases as well as the timing of patent filing expenses for our new products, offset partially by the cost reduction effort achieved related to the Strategic Initiative. SG&A as a percentage of net sales for the nine months ended September 30, 2003 decreased to 15.4% from 16.0% in 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $2.4 million in the third quarter of 2003 to $21.5 million compared to $19.0 million in the third quarter of 2002. Approximately $1.6 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2003. The remainder of the increase in depreciation and amortization expense is due to increased capital expenditures in the prior years.

     Depreciation and amortization increased approximately $10.6 million for the first nine months of 2003 to $63.8 million compared to $53.2 million for the first nine months of 2002. Approximately $6.0 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2003. The remainder of the increase in depreciation and amortization expense is due to increased capital expenditures in the prior years.

ACQUIRED RESEARCH AND DEVELOPMENT CHARGE

We acquired intellectual property and equipment relating to certain dry powder technology dispensing systems for the pharmaceutical market during the third quarter of 2003. As a result, we are required to expense the acquired research and development costs of approximately $1.3 million ($.8 million after-tax) in the third quarter of this year as they were for a particular research and development project.

PATENT DISPUTE SETTLEMENT

In May 2002, we announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. Patent dispute settlement charges of approximately $4.2 million ($2.7 million after-tax) were recorded in the quarter ended March 31, 2002.

OPERATING INCOME

Operating income increased approximately $1.4 million in the third quarter of 2003 to $30.4 million compared to $29.0 million in the prior year. The increase in operating income is primarily due to the increase in sales volume offset partially by the net negative impact of changes in foreign currency rates and other cost increases mentioned earlier.
     Operating income increased approximately $13.9 million for the nine months ended September 30, 2003 to $94.2 million compared to $80.3 million in the prior year. Similar to the quarter, the increase in operating income is due to the increase in sales volume offset by the net negative impact of changes in foreign currency rates and other cost increases mentioned earlier.

NET OTHER EXPENSE

Net other expenses in the third quarter of 2003 decreased to $2.0 million from $2.3 million in the prior year primarily reflecting decreased interest expense of $0.4 million and increased interest income of $0.2 million, partially offset by an increase in minority interest expense. The reduction in interest expense is due to a reduction in interest rates compared to the prior year, while the increase in minority interest expense is due to an improvement in profitability of consolidated subsidiaries owned less than 100%.
     Net other expenses for the nine months ended September 30, 2003 decreased to $4.9 million from $7.8 million in the prior year primarily due to decreased foreign currency losses of approximately $1.2 million, decreased interest expense of $1.1 million, and increased interest income of $0.8 million. The foreign currency losses are the result of marking to market any open forward foreign currency contracts as well as the settlement and marking to the spot rate of non-functional currency denominated receivables and payables.

EFFECTIVE TAX RATE

The reported effective tax rate for the three months and nine months ended September 30, 2003 was 32.8% and 33.2%, respectively, compared to 33.4% and 33.0% for the same periods a year ago. The change in the effective tax rate for the quarter and nine months is primarily attributed to the mix of income earned.

NET INCOME

We reported net income for the third quarter of 2003 of $19.1 million compared to $17.8 million reported in the third quarter of 2002. Net income for the nine months ended September 30, 2003 was $59.7 million compared to $48.6 million for the first nine months of the prior year.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These products are sold to all the markets we serve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Sales	$234,326	$197,048	$695,185	$568,498
Earnings Before Interest and Taxes (“EBIT”)	31,133	29,607	94,926	85,977
EBIT as a percentage of Net Sales	13.3%	15.0%	13.7%	15.1%

Our net sales for the Dispensing Systems segment grew by approximately 19% in the third quarter of 2003 over the third quarter of 2002 reflecting strong sales of our dispensing closure product range to the food/beverage and personal care markets as well as an increase in sales of custom injection molds and equipment to our customers The strengthening Euro also helped contribute to the sales increase. Approximately $16.9 million of the $37.3 million increase in sales was the result of changes in foreign currency exchange rates.
     Net sales for the Dispensing Systems segment grew approximately 22% in the first nine months of 2003 compared to the first nine months of 2002, reflecting once again, strong sales of our dispensing closure product range to the food/beverage and personal care markets as well as increased sales of our pumps to the fragrance/cosmetic market and an increase in sales of custom injection molds and equipment to our customers. Approximately $61.1 million of the $124.8 million increase in sales was the result of changes in foreign currency exchange rates.
     Segment EBIT in the third quarter of 2003 increased 5% to $31.1 million compared to $29.6 million reported in the prior year. The increase in EBIT from the prior year is primarily related to the increased sales volumes as well as cost savings achieved through our Strategic Initiative project. Somewhat offsetting these positive effects were an increase in start up costs related to a large number of new product introductions in the food/beverage and personal care market and the negative impact of incurring manufacturing costs in Euros and selling in currencies that weakened against the Euro in the quarter compared to the prior year.
     Segment EBIT in the first nine months of 2003 increased approximately 10% to $94.9 million compared to $86.0 million reported in the first nine months of the prior year. The increase in EBIT from the prior year is primarily due to the increase in sales volume and better utilization of fixed costs in the fragrance/cosmetic production facilities as well as cost savings achieved through our Strategic Initiative project. Partially offsetting these positive effects were an increase in start up costs related to a large number of new product introductions in the food/beverage and personal care market and the negative impact of incurring manufacturing costs in Euros and selling in currencies that weakened against the Euro in the first nine months compared to the prior year.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Sales	$46,984	$42,716	$139,361	$123,127
Earnings Before Interest and Taxes (“EBIT”)	4,666	3,037	13,465	9,242
EBIT as a percentage of Net Sales	9.9%	7.1%	9.7%	7.5%

     Net sales for the quarter ended September 30, 2003 increased 10%, or approximately $4.3 million, to $47.0 million from $42.7 million reported in the third quarter of the prior year. Approximately $2.2 million of the $4.3 million increase is due to the change in foreign currency rates from the prior year. Net sales decreased in North America but were offset by an increase in net sales in Europe. Net sales to the personal care market increased for the quarter ended September 30, 2003 compared to the prior year, while net sales to the household market were flat compared to the prior year.
     Net sales for the SeaquistPerfect segment for the first nine months of 2003, increased approximately 13% or $16.2 million compared to the first nine months of the prior year. Approximately $9.1 million of the $16.2 million increase is due to the change in foreign currency exchange rates. The remainder of the increase is due to an increase in sales to the personal care market offset slightly by a decrease in sales to the household market. The decrease in sales to the household market is primarily due to the replacement of low margin accounts with higher margin business in the fourth quarter of 2002. Net sales for the first nine months of 2003 decreased in North America while sales in Europe for the first nine months of 2003 increased.

     Segment EBIT in the third quarter of 2003 increased approximately 54% to $4.7 million compared to $3.0 million reported in the prior year. EBIT increased over the prior year in both North America and Europe. In North America, EBIT increased in spite of a decrease in sales reflecting productivity improvements over the prior year, higher new product sales and the change in product mix eliminating low margin accounts. In Europe, the increase in EBIT reflects the increase in sales volume and the mix of products sold.
     Segment EBIT in the first nine months of 2003 increased approximately 46% to $13.5 million compared to $9.2 million reported in the first nine months of the prior year. EBIT increased over the prior year in both North America and Europe reflecting increased sales volumes in Europe combined with productivity improvements, higher new product sales and the elimination of low margin accounts in North America.
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

QUARTERLY TRENDS

Customer plant shutdowns and holidays in December typically have negatively impacted our results of operations for the fourth quarter. In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, and changes in general economic conditions in any of the countries in which we do business.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition continued to strengthen in the third quarter of 2003. Cash and equivalents increased to $148.9 million from $90.2 million at December 31, 2002. Total short and long-term interest bearing debt decreased slightly in the first nine months of 2003 to $224.0 million from $226.9 million at December 31, 2002. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 10% compared to 19% as of December 31, 2002.
     For the first nine months of 2003, net cash provided by operations of $111.3 million was flat compared to the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. Earnings before depreciation and amortization in the first nine months of 2003 increased over the prior year, but was offset by an increase in inventory and accounts receivable reflecting the increased level of sales in 2003. During the first nine months of 2003, we utilized the majority of operating cash flows to finance capital expenditures, pay down long-term debt obligations, and pay dividends to shareholders.
     We used $55.0 million in cash for investing activities during the first nine months of 2003, compared to $63.2 million during the same period a year ago. The decrease in cash used for investing activities is due to fewer cash outlays for capital expenditures compared to the prior year. Cash outlays for capital expenditures for the full year 2003 are estimated to be approximately $80 to $85 million.
     Cash used by financing activities decreased to $8.5 million in the first nine months of 2003 compared to $25.3 million in the same period a year ago. The decrease in cash used by financing activities is primarily due to an increase in short term borrowings of approximately $3.6 million from December 31, 2002 compared to repayments of short term borrowings of $2.2 million from December 31, 2001. In addition, a reduction in repayments of long-term debt obligations of $5.1 million and an increase in proceeds from stock option exercises of $4.2 million also contributed to the decrease in cash used by financing activities. The majority of the increase in short term borrowings occurred in the U.S. The majority of our $148.9 million in cash and cash equivalents is located outside of the U.S. We are currently in an overall foreign loss (“OFL”) tax situation in the U.S. Any foreign dividend repatriated back to the U.S. would be taxed up to the extent of the OFL. The negative tax consequences of the OFL would impact approximately the first $10 million in foreign dividends repatriated back to the U.S. Assuming we repatriated approximately $10 million in dividends from foreign entities, we estimate that the cash cost to repatriate these dividends would be approximately $2 million.

     We have a $100 million unsecured revolving credit agreement. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At September 30, 2003 and December 31, 2002, the amount unused and available under this agreement was $27 million. We are required to pay a fee for the unused portion of the commitment. The agreement expires on June 30, 2004. Since we have not yet replaced, renegotiated or extended the terms of the unsecured revolving credit agreement, the $73 million used at September 30, 2003 is shown as short-term notes payable on the consolidated balance sheet. We have no reason to believe we will not be successful in replacing, renegotiating or extending the terms of the agreement before June 30, 2004.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside of the U.S., but all of these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally.
     We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future. We have historically used cash flow from operations as our primary source of liquidity. If customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, which historically have been the most significant use of cash for us.
     The Board of Directors declared a quarterly dividend of $.07 per share payable on November 19, 2003 to stockholders of record as of October 29, 2003.

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

ADOPTION OF ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We do not have any investments in variable interest entities. The effective date for FIN 46 is the first interim or annual period ending after December 15, 2003.
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

OUTLOOK

The horizon of our sales visibility continues to be very short and this makes our ability to forecast quite difficult. We do expect our strong sales to the food/beverage and personal care markets to continue into the fourth quarter. The modest reduction in the incoming orders for the fragrance/cosmetic market that we saw at the end of the second quarter has continued into the third quarter and is an indication that fragrance/cosmetic sales may not be as strong in the fourth quarter this year as they were in the prior year. We received notification by one of our major pharmaceutical customers of a planned inventory reduction that will negatively impact sales of our products to the pharmaceutical market in the fourth quarter.
     Raw material costs, in particular plastic resin costs, have stabilized somewhat in the second half of the year and have begun to decrease slightly. We do not expect raw material prices to have a significant impact on the fourth quarter 2003 results.
     We continue to face price competition in all of our markets we serve but this pricing pressure is mitigated by our ability to offer innovative new products and further penetrate the markets we serve. In particular, we are beginning to see an increase in activity coming from Asian competitors against whom we have not traditionally competed. Should these Asian competitors be successful introducing their products to our traditional markets, price competition could intensify in the future.
     We expect fourth quarter 2003 diluted earnings per share to be in the range of $.45 to $.50 per share, compared to $.50 per share reported in the fourth quarter of 2002.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on management’s beliefs as well as assumptions made by and information currently available to management. Accordingly, the Company’s actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in the Company’s operations and business environment, including but not limited to, direct or indirect consequences of acts of war or terrorism, government regulation including tax rate policies, competition and technological change, intellectual property rights, the failure by the Company to produce anticipated cost savings or improve productivity, the timing and magnitude of capital expenditures and acquisitions, currency exchange rates, interest rates, economic and market conditions in the United States, Europe and the rest of the world, changes in customer spending levels, the demand for existing and new products, the cost and availability of raw materials, the successful integration of the Company’s acquisitions, and other risks associated with the Company’s operations. Although the Company believes that its forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

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
     The table below provides information as of September 30, 2003 about our forward currency exchange contracts.

     All the contracts expire before the end of the fourth quarter of 2003.

		Average Contractual
Buy/Sell	Contract Amount	Exchange Rate
Rate

Euro/U.S. Dollar	$21,097	1.1205
Euro/British Pound	4,704	1.4455
Euro/Japanese Yen	1,493	.0076
Euro/Indonesian Rupiah	1,050	10510
U.S. Dollar/Japanese Yen	1,000	.0087
Other	1,507

Total	$30,851

The other contracts in the above table represent contracts to buy or sell various other currencies (principally Asian and Australian). As of September 30, 2003, we have recorded the fair value of foreign currency forward exchange contracts of $975 thousand in prepayments and other and $125 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of September 30, 2002 had an aggregate contract amount of $24.7 million.
     At September 30, 2003, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million, which requires us to pay an average variable interest rate (which was 1.1% at September 30, 2003) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by approximately $100 assuming a tax rate of 33%. As of September 30, 2003, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $4.6 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2003 since there was no hedge ineffectiveness.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2003, the FCP Aptar Savings Plan (the “Plan”) sold 150 shares of our Common Stock on behalf of the participants at an average price of $38.20, for an aggregate amount of $5,730. At September 30, 2003, the Plan owns 4,205 shares of our Common Stock. The employees of AptarGroup S.A.S., and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On July 17, 2003 the Company furnished a report on Form 8-K, pursuant to Item 12 of Form 8-K, disclosing the press release of AptarGroup, Inc. dated July 17, 2003. *

*	This report on Form 8-K has been furnished to the SEC and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc (Registrant)

By /s/ Stephen J. Hagge Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: November 10, 2003

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