Form 10-K
period 2003-12-31
APTARGROUP INC
filed 2004-03-03
CIK 896622

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2003 was $1,253,976,876.

The number of shares outstanding of common stock, as of February 25, 2004, was 36,447,902 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 5, 2004, are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2003

i /ATR
2003 Form 10-K

PART I

ITEM 1.     BUSINESS

GENERAL

We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage markets. We focus on providing value-added dispensing systems (pumps, closures and aerosol valves) to global consumer product marketers to allow them to differentiate their products and meet consumers’ need for convenience. We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 6% of our 2003 net sales.

     Sales of our dispensing systems have traditionally grown at a faster rate than the overall packaging industry as consumers’ preference for convenience has increased and product differentiation through packaging design has become more important to our customers. Consumer product marketers have converted many of their products to packages with dispensers that offer the benefit of enhanced shelf appeal, convenience, cleanliness or accuracy of dosage. We expect this trend to continue.
     For 2003, the percentages of net sales to the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage/other markets were 33%, 28%, 24%, 8% and 7%, respectively. Pumps, closures and aerosol valves represented approximately 58%, 23% and 14%, respectively, of our 2003 net sales. We expect the mix of sales by product and by market to remain approximately the same in 2004.
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
     Our periodic and current reports are available, free of charge, through a link on the Investor Relations page of our website (www.aptargroup.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. In addition, our Code of Business Conduct and Ethics is available through a link on the Investor Relations page of our website. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup” or the “Company”.

FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. We are organized into five business units. The five business units sell value-added dispensing systems to global consumer product marketers. These business units all require similar production processes, sell to similar classes of customers and markets, use the same methods to distribute products, operate in similar regulatory environments and are similar in all aspects of business except historical economic performance. One of the business units (which we refer to as “SeaquistPerfect”) has had historical economic performance lower than the other four business units and as a result is shown as a separate reportable segment for financial reporting purposes. The other four business units have similar historical economic performance and as a result have been aggregated into one reportable segment entitled “Dispensing Systems” for financial reporting purposes. A summary of revenue from external customers, profitability and total assets for each of the last three years is shown in Note 16 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

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

SEAQUISTPERFECT

The SeaquistPerfect segment sells primarily aerosol valves and certain pumps to the personal care, household and, to a lesser degree, the food/beverage markets. The SeaquistPerfect segment does not sell closures, nor does it

1 /ATR
2003 Form 10-K

typically sell its products to the fragrance/cosmetic or pharmaceutical markets. The lower historical economic performance compared to the Dispensing Systems segment is primarily due to the non-pharmaceutical standard aerosol valve business. Competition for this product line of the business is especially strong and comes primarily from privately held companies. In recent years, we have taken various steps to improve profitability of the SeaquistPerfect segment. We have continued to try to contain and reduce costs where possible and have implemented selected price increases in recent years. SeaquistPerfect has also devoted more of its research and development to expand its product offerings of dispensing systems and accessories. In addition, SeaquistPerfect has selectively exited some of the standard aerosol valve business in 2002 that was not strategically important and that did not offer adequate returns. These factors have led to an increase in profitability that is expected to continue.

NARRATIVE DESCRIPTION OF BUSINESS

GROWTH STRATEGY

We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing new dispensing technologies.

     We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Eastern Europe, Asia and South America. In late 2003, we opened our first manufacturing facility in Russia to produce dispensing closures.
     We believe significant opportunities exist to introduce our dispensing products to non-dispensing applications. Examples of these opportunities include potential conversion in the food/beverage market for single serve non-carbonated beverages, condiments, cooking oils and salad dressing. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures.
     In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. An example of a product for which we continue to find new applications is the metered dose aerosol valve. Metered dose aerosol valves are used to dispense precise amounts of product in very fine particles from pressurized containers. Traditionally, metered dose valves were used to deliver medication via the pulmonary route. We continue to work with a bio-technology company that is developing proprietary technology to orally administer large molecule drugs to be absorbed through the inner linings of the mouth. Additional examples of opportunities in the pharmaceutical market include nasal pumps to dispense vaccines, cold and flu treatments, and hormone replacement therapies. In the third quarter 2003, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder technology dispensing systems for the pharmaceutical market. Dry powder dispensing technology is an important part of our long-term growth strategy for the pharmaceutical market.
     We have internally developed a patented technology for dispensing fragrance samples, which we believe will offer growth opportunities in this market

PUMPS (58% OF 2003 NET SALES)

We believe we are the leading supplier of pharmaceutical, fragrance/cosmetic and personal care fine mist pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. Pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. Pumps are sold to all five of our markets. Traditional applications for pumps include perfumes, lotions, oral and nasal sprays and hair sprays. Applications for pumps have recently expanded to include more viscous products such as spray gels and specialized skin treatments, as well as an increasing number of food products such as butter substitutes and candy sprays. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with perfume and pharmaceutical products to lotion pumps for more viscous formulas. In 2003, 2002 and 2001, pump sales accounted for approximately 58%, 60% and 62%, respectively, of our net sales.

Fragrance/Cosmetic. The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetic sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which continue to provide us with growth opportunities. In addition, we expect demand for our patented fragrance sample systems to increase.

2 /ATR
2003 Form 10-K

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

CLOSURES (23% OF 2003 NET SALES)

We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. In 2003, 2002 and 2001, closure sales accounted for approximately 23%, 22% and 22%, respectively, of our net sales.

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

Food/Beverage. Sales of dispensing closures to the food/beverage market increased approximately 50% over the prior year and double-digit growth is expected for 2004. We continue to see an increase in the amount of interest from food marketers to utilize dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are tremendous growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems.

AEROSOL VALVES (14% OF 2003 NET SALES)

We believe we are one of the largest aerosol valve suppliers worldwide. Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose valves. Demand for aerosol valves is dependent upon the consumers’ preference for application, consumer perception of environmental impact and changes in demand for the products in this market. In 2003, 2002 and 2001, aerosol valve sales accounted for approximately 14%, 15% and 14%, respectively, of our net sales.

     We have invested in manufacturing capabilities to produce accessories that are complementary to the valve, such as customized spray-through overcaps. These accessories provide a higher degree of differentiation and convenience.

Personal Care. The primary applications in the personal care market are continuous spray valves for hair care products, deodorants and shaving creams. In addition, metered dose valves are used in this market for breath sprays.

Household. The primary applications for continuous spray valves in the household market include disinfectants, spray paints, insecticides and automotive products. Metered dose aerosol valves are used for air fresheners.

3 /ATR
2003 Form 10-K

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

RESEARCH AND DEVELOPMENT

One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative products, adapting existing products for new markets or customer requirements, and reducing costs. We have research and development departments located in each of our five business units, which are located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. This sharing of research and development expenses is not material to the total amount of our research and development expenditures. Occasionally we acquire from third parties research projects that are in various stages of development. In 2003, we acquired approximately $1.3 million of intellectual property (patents, licenses and know how) related to dry powder application technologies. This cost was expensed in the 2003 results. Expenditures for research and development activities were $34.7 million, $27.7 million and $25.9 million in 2003, 2002 and 2001, respectively.

PATENTS AND TRADEMARKS

We sell our products under the names used by our business units and are not currently offering any products under the AptarGroup name. The names used by our business units have been trademarked. We customarily seek patent and trademark protection for our products and currently own and have numerous applications pending for United States and foreign patents and trademarks. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities in making our products that would also make it difficult for a competitor to duplicate them.

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

MANUFACTURING AND SOURCING

More than half of our worldwide production is located outside of the United Sates. In order to augment capacity and to increase internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic, metal and rubber components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and increasing selling prices over time, as allowed by market conditions. Our pharmaceutical products often use specific approved plastic resin for our customers. Significant delays in receiving components from these suppliers or discontinuance of an approved plastic resin would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short term.

SALES AND DISTRIBUTION

Sales of products are primarily through our own sales force. To a limited extent, we also use the services of independent representatives and distributors who sell our products as independent contractors to certain smaller customers and export markets.

4 /ATR
2003 Form 10-K

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

CUSTOMERS

The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household products and food/beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 6% of 2003 net sales. Over the past few years, a consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. This situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS

A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2003, 2002 and 2001 were approximately 60%, 56% and 54%, respectively, of net sales. The majority of units sold in Europe are manufactured at facilities in England, France, Germany, Ireland, Italy, Spain and Switzerland. Other countries in which we operate include Argentina, Australia, Brazil, Canada, China, Czech Republic, India, Indonesia, Japan, Mexico and Russia, and represent approximately 9% of our consolidated sales for the year ended December 31, 2003 and 8% for the years ended December 31, 2002 and 2001. Export sales from the United States were $62.5 million, $62.7 million and $62.2 million in 2003, 2002 and 2001, respectively. For additional financial information about geographic areas, please refer to Note 16 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY

A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

WORKING CAPITAL PRACTICES

Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. Historically, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS

AptarGroup has approximately 6,600 full-time employees. Of the full-time employees, approximately 1,500 are located in North America, 4,300 are located in Europe and the remaining 800 are located in Asia and South America. Approximately 100 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our European operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2003 and management considers our employee relations to be good.

COMPETITION

All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. We expect the market for our products to remain competitive. We believe our

5 /ATR
2003 Form 10-K

competitive advantages are consistent high levels of innovation, quality and service, geographic diversity and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds.
     We are seeing increased competition coming from low cost Asian suppliers particularly in the low-end fragrance/cosmetic market. We are beginning to see both a direct and indirect impact on our business from these low cost Asian suppliers. We are seeing a direct impact on our business by having to compete against imported low cost products from Asia. Indirectly, some fragrance marketers are beginning to source their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States.

ENVIRONMENT

Our manufacturing operations primarily involve plastic injection molding and automated assembly processes and, to a limited degree, metal anodization. Historically, the environmental impact of these processes has been minimal, and we believe we meet current environmental standards in all material respects. To date, our manufacturing operations have not been significantly affected by environmental laws and regulations relating to the environment.

GOVERNMENT REGULATION

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

EXECUTIVE OFFICERS

Our executive officers as of February 25, 2004 were as follows:

Name	Age	Position with the Company

Carl Siebel	69	President and Chief Executive Officer, AptarGroup, Inc.
Peter Pfeiffer	55	Vice Chairman of the Board, AptarGroup, Inc.
Stephen Hagge	52	Executive Vice President, Chief Financial Officer and Secretary, AptarGroup, Inc.
Jacques Blanié	57	Executive Vice President, SeaquistPerfect Dispensing L.L.C.
François Boutan	61	Vice President Finance, AptarGroup S.A.S.
Olivier de Pous	59	Directeur Général, Valois S.A.S.
Patrick Doherty	48	President, SeaquistPerfect Dispensing L.L.C.
Olivier Fourment	46	Directeur Général, Valois S.A.S.
Lawrence Lowrimore	59	Vice President Human Resources, AptarGroup, Inc.
Francesco Mascitelli	53	President, Emsar, Inc.
Emil Meshberg	56	Vice President, AptarGroup, Inc.
Eric Ruskoski	56	President, Seaquist Closures L.L.C.
Hans-Josef Schütz	59	Geschäftsführer, Pfeiffer Group

     There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

Mr. Carl Siebel has been President and Chief Executive Officer of AptarGroup since 1995. From 1993 through 1995, he was President and Chief Operating Officer of AptarGroup.

Mr. Peter Pfeiffer has been Vice Chairman of the Board since 1993.

6 /ATR
2003 Form 10-K

Mr. Stephen Hagge has been Executive Vice President, Chief Financial Officer and Secretary of AptarGroup since 1993. From 1993 to 2000, Mr. Hagge was also Treasurer of AptarGroup.
Mr. Jacques Blanié has been Executive Vice President of SeaquistPerfect Dispensing L.L.C. since 1996 and Geschäftsführer of SeaquistPerfect Dispensing GmbH since 1986.
Mr. Francois Boutan has served in the capacity of Vice President Finance-Europe since 1998. Mr. Boutan was Financial Director and Controller of the European operations of AptarGroup from 1988 to 1998.
Mr. Olivier de Pous has been Directeur Général of Valois S.A.S. since January 2000. Mr. de Pous was Directeur de Division Parfumerie Cosmétique of Valois S.A.S from 1997 to 1999.
Mr. Patrick Doherty has served as President of SeaquistPerfect Dispensing L.L.C. since October 2000. Mr. Doherty was Executive Vice President, General Manager of SeaquistPerfect Dispensing L.L.C. from April 1999 to October 2000, and was Vice President of Operations of SeaquistPerfect Dispensing L.L.C. from April 1993 to April 1999.
Mr. Olivier Fourment has been Directeur Général of Valois S.A.S. since January 2000. Mr. Fourment was Directeur de Division Pharmacie of Valois S.A.S. from 1997 to 1999.
Mr. Lawrence Lowrimore has been Vice President-Human Resources of AptarGroup since 1993.
Mr. Francesco Mascitelli has been President of Emsar, Inc. since December 2002 and has been Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991.
Mr. Emil Meshberg has been Vice President of AptarGroup since February 1999, and has served as Chief Executive Officer and President of Emson Research, Inc. for more than the past five years.
Mr. Eric Ruskoski has been President of Seaquist Closures L.L.C. since 1987.
Mr. Hans-Josef Schütz has been Geschäftsführer of the Pfeiffer Group since 1993.

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

ARGENTINA Buenos Aires	BRAZIL Sao Paulo	CHINA Suzhou (2)

CZECH REPUBLIC Ckyne	FRANCE Annecy Le Neubourg Le Vaudreuil Poincy Verneuil Sur Avre (2)	GERMANY Böhringen Dortmund (1) Eigeltingen Freyung Menden (1)

IRELAND Ballinasloe, County Gallway Tourmakeady, County Mayo	ITALY Manoppello Milan (1) San Giovanni Teatino (Chieti)	MEXICO Queretaro (2)

RUSSIA Vladimir	SWITZERLAND Messovico	UNITED KINGDOM Leeds, England

UNITED STATES Cary, Illinois (1) Congers, New York McHenry, Illinois (1) Midland, Michigan Mukwonago, Wisconsin Stratford, Connecticut Torrington, Connecticut

(1)	Locations of facilities dedicated to the SeaquistPerfect segment.
(2)	Locations that have facilities for both the SeaquistPerfect and Dispensing Systems segments. All other locations not footnoted represent locations of facilities dedicated to the Dispensing Systems segment.

7 /ATR
2003 Form 10-K

     In addition to the above countries, we have sales offices or other manufacturing facilities in Australia, Canada, India, Indonesia, Japan and Spain. Our corporate office is located in Crystal Lake, Illinois.

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings we are involved in generally relate to product liability and patent infringement issues. In our opinion, the outcome of pending claims and litigation is not likely to have a material adverse effect on our financial position, results of our operations or our cash flow. Currently we are the plaintiff in several patent infringement cases in Europe. The costs to defend these patents are not expected to have a significant impact on the results of operation in the future. As these cases are in early stages, no gain contingencies are recorded in the consolidated financial statements.

     Historically, amounts paid for product liability claims related to our products have not been significant. However, the increase in pump and aerosol valve applications for pharmaceutical products may increase the risk associated with product related claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

Information regarding market prices of our Common Stock and dividends declared may be found in Note 19 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

     Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 25, 2004, there were approximately 600 registered holders of record.
     During the quarter ended December 31, 2003, the FCP Aptar Savings Plan (the “Plan”) sold 200 shares and purchased 250 shares of our Common Stock on behalf of the participants at an average price of $36.81 and $37.06 per share, respectively, for aggregate amounts of $7,362 and $9,265, respectively. At December 31, 2003, the Plan owns 4,255 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

8 /ATR
2003 Form 10-K

ITEM 6.     SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Year Ended December 31,	2003	2002	2001	2000	1999
Statement of Income Data:
Net Sales	$1,114.7	$926.7	$892.0	$883.5	$834.3
Cost of Sales (exclusive of depreciation shown below)	732.0	593.7	562.8	553.6	519.7
% Of Net Sales	65.7%	64.1%	63.1%	62.7%	62.3%
Selling, Research & Development and Administrative	171.6	148.3	146.1	145.0	137.5
% of Net Sales	15.4%	16.0%	16.4%	16.4%	16.5%
Depreciation and Amortization	85.9	72.1	73.6	70.9	68.7
% of Net Sales	7.7%	7.8%	8.3%	8.0%	8.2%
Operating Income	123.9	107.1	101.9	113.9	108.4
% of Net Sales	11.1%	11.6%	11.4%	12.9%	13.0%
Net Income (1)	79.7	66.6	58.8	64.7	58.7
% of Net Sales	7.1%	7.2%	6.6%	7.3%	7.0%

Per Common Share:
Net Income
Basic (2)	$2.21	$1.86	$1.64	$1.80	$1.62
Diluted (2)	2.16	1.82	1.61	1.78	1.59
Cash Dividends Declared	.26	.24	.22	.20	.18

Balance Sheet and Other Data:
Capital Expenditures	$77.3	$89.8	$92.2	$93.9	$88.6
Total Assets	1,264.3	1,047.7	915.3	952.2	863.3
Long-Term Obligations	125.2	219.2	239.4	252.8	235.6
Net Debt (3)	56.9	136.7	204.5	236.8	238.4
Stockholders’ Equity	783.1	594.5	469.2	440.5	420.3
Capital Expenditures % of Net Sales	6.9%	9.7%	10.3%	10.6%	10.6%
Interest Bearing Debt to Total
Capitalization (4)	22.1%	27.6%	35.0%	39.9%	39.2%
Net Debt to Total Net Capitalization (5)	6.8%	18.7%	30.4%	35.0%	36.2%

(1)	Net income includes a charge for acquired research and development (“R&D”) of $0.8 million in 2003, a Patent Dispute Settlement of $2.7 million and Strategic Initiative charges of $1.1 million in 2002, Strategic Initiative charges of $6.0 million in 2001 and $3.3 million of in process research and development (“IPR&D”) write-off in 1999.
(2)	Net income per basic and diluted common share includes the negative effects of $0.02 for an acquired R&D charge in 2003, $0.07 for a Patent Dispute Settlement and $0.03 for Strategic Initiative charges in 2002, $0.17 for Strategic Initiative charges in 2001 and $0.09 for IPR&D write-off in 1999.
(3)	Net Debt is interest bearing debt less cash and cash equivalents.
(4)	Total Capitalization is Stockholders’ Equity plus interest bearing debt.
(5)	Net Capitalization is Stockholders’ Equity plus Net Debt.

9 /ATR
2003 Form 10-K

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS

OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, except per share amounts or otherwise indicated)

INTRODUCTION

Sales surpassed the $1 billion mark for the first time in our history in 2003. The Euro strengthened significantly in 2003 compared to the U.S. dollar, rising from $1.05 at the beginning of January to $1.26 at the end of December. Excluding the positive impact on our sales from the stronger Euro, sales increased to all of the markets we serve with the exception of the household market, which decreased slightly. Our earnings per share reached an all time record of $2.16 per diluted share.

     Price competition continues to affect our low-end fragrance/cosmetic market and our dispensing closure product range. As a result, we continue to seek ways to improve our productivity and lower our costs of production in order to combat this continued price pressure. Our key competitive advantage will continue to be creating innovative dispensing solutions for our customers, allowing us to remain their preferred supplier.
     In 2003, we acquired intellectual property and equipment relating to dry powder inhalation (“DPI”) technology. Recent developments in the pharmaceutical market, including escalating research activity in powder formulations, advances in particle engineering and novel device architecture have positioned DPI as a significant factor in the noninvasive drug delivery sector. We believe that with this acquisition of intellectual property and equipment, we are now well positioned to capitalize on future opportunities in the pharmaceutical market as the industry moves over the next several years to offer more dry powder forms of medication using noninvasive drug delivery methods.
     We began to see an increasing acceptance of our innovative dispensing closure systems by the food/beverage market in 2003. Dispensing systems using our patented silicone valve has gained acceptance in areas such as condiments, syrups, honey, salad dressings and beverage products. We believe this trend will continue into 2004 and beyond.
     From a balance sheet perspective, we continue to generate cash from our operations and have a strong balance sheet. In February 2004, we renegotiated our revolving credit agreement that was set to expire in June of 2004. The new revolving credit agreement gives us the ability to borrow up to $150 million. We believe we are well positioned to meet the cash needs of the Company in the foreseeable future.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items to net sales:

Years Ended December 31,	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	65.7	64.1	63.1
Selling, research & development and administrative	15.4	16.0	16.4
Depreciation and amortization	7.7	7.8	8.2
Acquired research and development charge	0.1	—	—
Strategic Initiative charges	—	0.1	0.9
Patent dispute settlement	—	0.4	—

Operating income	11.1	11.6	11.4
Other expenses	(0.6)	(1.0)	(1.5)

Income before income taxes	10.5%	10.6%	9.9%

Net income	7.1%	7.2%	6.6%

Effective tax rate	32.1%	32.2%	33.3%

NET SALES

Net sales increased more than 20% in 2003 surpassing $1 billion for the first time in AptarGroup’s history. The U.S. dollar continued to weaken in 2003 compared to the Euro and finished nearly 20% weaker than the Euro compared to 2002. Net sales excluding changes in foreign currency rates increased approximately 9% from the prior year. Approximately $29 million of the increase in sales in 2003 relates to sales of custom tooling to customers. Excluding changes in foreign currency rates, the changes in sales by market were as follows:

•	Sales of our products to the personal care market increased approximately 13% compared to the prior year. Driving part of the sales growth in this market was a $17 million increase in sales of custom tooling as well

10 /ATR
2003 Form 10-K

as increased sales of our closure product range and lotion pumps. These sales increases more than offset the impact coming from increased price competition.
•	Sales of our products to the fragrance/cosmetic market increased approximately 4% over the prior year, reflecting strong sales in the first half of the year followed by slower growth in the third quarter and a decrease in the fourth quarter of 2003. Increased price competition in particular for the low-end of this market is having an impact on sales growth and operating margins.
•	Sales of our products to the pharmaceutical market grew by approximately 9% in 2003, as sales of our metered aerosol valves to this market continue to gain market share. Sales of custom tooling accounted for approximately $6 million of the increase.
•	Sales of our products to the household market decreased approximately 1% compared to 2002, reflecting decreased sales of aerosol valves to this market as we have shifted away from lower-margin business in this market.
•	Sales of our products, in particular our closures, to the food/beverage market increased approximately 33% compared to the prior year, continuing the strength that began back in 2002. Our dispensing closures continue to gain acceptance on a variety of food and beverage products such as condiments, honey, syrups, salad dressings and non-carbonated beverages.

     For 2002, we achieved net sales of $926.7 million, or 4% above 2001 net sales of $892.0 million, reflecting the diversification of our products and the markets we serve. The U.S. dollar weakened compared to the Euro throughout 2002 and finished on average approximately 5% weaker than the Euro compared to 2001. Excluding changes in foreign currency rates, net sales increased in 2002 approximately 2% instead of the 4% reported. Excluding changes in foreign currency rates, the changes in sales by market were as follows:

•	Sales of our products to the fragrance/cosmetic industry in 2002 decreased approximately 6% compared to 2001 levels reflecting general weak economic conditions, pricing pressure and the continued reduction of inventory levels in the market.
•	Offsetting the decline in sales to the fragrance/cosmetic market was an increase in sales to the other four markets that we serve. In spite of ongoing competitive price pressure, sales of our products to the personal care market in 2002 increased approximately 5% over 2001 levels due primarily to the strength of our products sold to this market as well as new customer launches utilizing our products and accessories.
•	Sales of our products to the pharmaceutical market in 2002 increased approximately 6% compared to 2001, primarily due to increased use of our metered dose aerosol valves by customers in this market who converted from chlorofluorocarbons (“CFC”) to alternative propellants.
•	Sales of our products to the food/beverage market in 2002 increased approximately 14% compared to the 2001, due to the increasing acceptance of valved dispensing closure technology for food applications such as ketchup, honey and other condiments as well as beverage applications.
•	Sales of our products to the household market in 2002 increased approximately 2% compared to 2001 due primarily to the success of our dispensing closures on a variety of household related products as well as the use of metered aerosol valves for room scenting air fresheners.

The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2003	% of Total	2002	% of Total	2001	% of Total
Domestic	$345,624	31%	$336,635	36%	$334,509	38%
Europe	673,074	60%	513,256	56%	481,875	54%
Other Foreign	95,991	9%	76,800	8%	75,602	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percentage of net sales increased in 2003 to 65.7% compared to 64.1% in 2002. The following factors influenced our cost of sales percentage in 2003:

Introduction of New Products. The introduction of new products and new applications for our products typically generate higher margins than our existing product sales and thus have a positive impact on lowering the cost of sales as a percentage of net sales.

Cost Reduction Efforts. We continued to contain and reduce costs worldwide, which led to labor savings as well as productivity improvements, both of which reduced cost of goods sold.

Continued Price Pressure. Pricing pressure continues to be strong in all the markets we serve, particularly in the low-end of the fragrance/cosmetic market and dispensing closure product range. We saw an increase in both direct and indirect competition from Asian suppliers. Directly, Asian suppliers began to export more spray pumps in

11 /ATR
2003 Form 10-K

particular to the U.S. market. Indirectly, some fragrance marketers in the U.S. have started sourcing their entire product in Asia and importing the finished product back into the U.S. Price reductions greater than cost savings achieved through productivity gains had a negative impact on the cost of sales as a percentage of net sales.

Strengthening of the Euro. We are a net importer to the U.S. of products produced in Europe. As a result, when the Euro strengthens against the U.S. dollar, products produced in Europe (with costs denominated in Euros) and imported to the U.S. increase in cost, thus having a negative impact on cost of sales. We estimate that the net negative impact on operating income of translating foreign denominated financial statements into U.S. dollars and the impact from producing in costs denominated in Euros and selling in other currencies which have weakened compared to the Euro, was between $3 and $4 million.

Increased Sales of Custom Tooling. We saw approximately a $29 million increase in sales of custom tooling in 2003. Traditionally sales of custom tooling generates lower margins than our regular product sales and thus any increased sales of custom tooling negatively impacted cost of sales as a percentage of sales.

Our cost of sales as a percentage of net sales in 2002 increased slightly to 64.1% compared to 63.1% in 2001. Our cost of sales percentage was influenced by the following factors:

Cost Reduction Efforts. We continued to reduce costs worldwide and, in particular, our Strategic Initiative, which began in 2001, led to labor savings as well as productivity improvements, both of which reduced cost of goods sold.

Underutilized Fixed Costs. Due to the decrease in sales to the fragrance/cosmetic market we had underutilized fixed manufacturing costs, particularly in Europe.

Rising Insurance Costs. Insurance costs rose dramatically in 2002, particularly property and casualty insurance, which increased nearly $2.5 million from 2001.

Continued Price Pressure. Pricing pressure continued to be strong in all the markets we serve, particularly in the dispensing closure product range. Price reductions greater than cost savings achieved through productivity gains had a negative impact on the cost of sales as a percentage of net sales.

Strengthening of the Euro. We are a net importer to the U.S. of products produced in Europe. As a result, when the Euro strengthens against the U.S. dollar, products produced in Europe (with costs denominated in Euros) and imported to the U.S. increase in cost, thus having a negative impact on cost of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 15.7% or $23.3 million in 2003. A significant portion of this increase is due to movements in exchange rates. Excluding the impact of the change in exchange rates, SG&A increased 3.6% or approximately $6 million. This increase relates to an increase in insurance related costs of approximately $1.7 million as well as other inflationary increases in costs such as salaries. SG&A as a percentage of sales continued to decrease to 15.4% in 2003 compared to 16.0% in 2002.

     In 2002, our SG&A increased approximately $2.2 million over 2001. Excluding the impact of the strengthened Euro compared to the U.S. dollar, SG&A actually decreased approximately $1.4 million in 2002. We were able to reduce SG&A costs in 2002 through our cost reduction efforts, which offset increased pension and insurance costs. SG&A as a percentage of sales decreased to 16.0% from 16.4% in 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased 19% or $13.7 million in 2003. Changes in currency rates accounted for approximately $8 million of the $13.7 million increase. An additional $1.4 million of the increase relates to the accelerated depreciation of certain fixed assets related to product lines that are no longer in use or that were replaced by newer versions of fixed assets. The remaining increase relates to recent capital expenditures related to the Strategic Initiative mentioned below as well as increased capital expenditures to support the growth in our business.

     In 2002, depreciation and amortization expense decreased nearly $1.5 million to $72.1 million compared to $73.6 million in 2001. Depreciation and amortization expense in 2001 included approximately $3.6 million of amortization of goodwill while 2002 did not include any goodwill amortization. In addition, 2001 also included approximately $1.9 million of depreciation expense related to the Strategic Initiative (described below). Certain long-lived assets were taken out of service prior to the end of their normal service period due to the plant shutdown and

12 /ATR
2003 Form 10-K

rationalization of product lines. Accordingly, we changed the estimated useful lives of these assets, resulting in an acceleration of depreciation (“Accelerated Depreciation”) of $1.9 million. Depreciation and amortization in 2002 includes only $0.1 million of Accelerated Depreciation. Excluding this change in Accelerated Depreciation and goodwill amortization, depreciation and amortization increased approximately $4 million in 2002. Approximately $2 million of the increase is related to the stronger Euro compared to the U.S. dollar in 2002. The remainder of the increase in depreciation and amortization expense is due to capital expenditures in excess of depreciation over the past few years.

ACQUIRED RESEARCH AND DEVELOPMENT CHARGE

In the third quarter of 2003, we acquired intellectual property (patents, licenses and know how) and equipment relating to DPI technology dispensing systems for the pharmaceutical market. Approximately $1.3 million ($.8 million after-tax) of acquired intellectual property was expensed in the quarter because it was for a particular research and development project.

STRATEGIC INITIATIVE CHARGES

In April 2001, we announced a Strategic Initiative project to improve the efficiency of our operations that produce pumps for our mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative was to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, we closed one molding operation in the U.S. and consolidated the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of our facilities in Italy. We also closed several of our sales offices in certain foreign countries. In addition, we rationalized our mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for our modular pumps. The project was essentially complete as of December 31, 2002 and no additional expense related to this project was incurred in 2003.

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

13 /ATR
2003 Form 10-K

OPERATING INCOME

The following table details the calculation of operating income on a comparable basis by adjusting reported operating income for acquired research and development charges in 2003, Strategic Initiative Related Costs recorded in 2002 and 2001, patent dispute settlement charges recorded in 2002 and goodwill amortization recorded in 2001.

Years Ended December 31,	2003	2002	2001
Operating Income as Reported	$123,946	$107,073	$101,868
Strategic Initiative Related Costs	—	1,683	9,610
Acquired research and development charge	1,250
Patent Dispute Settlement	—	4,168	—
Goodwill Amortization	—	—	3,646

Comparable Operating Income	$125,196	$112,924	$115,124

Management believes that adjusting reported operating income in this manner is useful to show investors a better reflection of ongoing operating income.

NET OTHER EXPENSES

Net other expenses in 2003 decreased to $6.7 million compared to $8.7 million in 2002 reflecting decreased interest expense of $.8 million, increased interest income of $.9 million and an increase in income of affiliates of $.7 million. The reduced interest expense is due primarily to a reduction in interest bearing debt and lower interest rates. The increase in interest income is directly related to our growing cash position in Europe. The increase in income of affiliates is due to profits of our joint venture in 2003 versus a loss in 2002.

     Net other expenses in 2002 decreased to $8.7 million compared to $13.5 million in 2001 reflecting decreased interest expense of approximately $4.9 million. The decrease in interest expense is due primarily to lower interest rates worldwide as well as a reduction in interest bearing debt.

EFFECTIVE TAX RATE

The reported effective tax rate for 2003 decreased slightly to 32.1% compared to 32.2% in 2002. We benefited from receiving approximately $500 thousand of tax refunds in the U.S. relating to research and development credits dating back to 1999. In addition, we resolved certain foreign tax matters in 2003 resulting in a reduction of $2.2 million of tax liabilities that were previously recorded. Offsetting these positive tax impacts was an additional $4.4 million in taxes provided for the additional taxes on a portion of 2003 foreign earnings. See “Liquidity and Capital Resources” below and Note 5 to the Consolidated Financial Statements in Item 8.

     The reported effective tax rate for 2002 decreased to 32.2% in 2002 compared to 33.3% in 2001. The reduction in the effective tax rate reflects the mix of where our income was earned.

NET INCOME

We reported net income of $79.7 million in 2003 compared to $66.6 million reported in 2002 and $58.8 million reported in 2001.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, dispensing closures, and metered dose aerosol valves. These three products are sold to all of the markets we serve.

Years Ended December 31,	2003	2002	2001
Net Sales	$926,365	$764,128	$746,456
Earnings Before Interest and Taxes (“EBIT”)	125,911	114,517	119,761
EBIT as a percentage of Net Sales	13.6%	15.0%	16.0%

14 /ATR
2003 Form 10-K

Our net sales for the Dispensing Systems segment in 2003 grew approximately 21% over 2002, reflecting strong sales of our dispensing closures to the food/beverage market and personal care markets. In addition, sales to the fragrance/cosmetic and pharmaceutical markets increased over the prior year. The weaker U.S. dollar compared to the Euro and other currencies accounted for nearly 12 percentage points of the 21% increase in sales. In addition, higher sales of custom tooling also accounted for approximately 3% of the sales growth.

     Net sales for the Dispensing Systems segment in 2002 grew by approximately 2% over 2001 levels reflecting strong sales of our dispensing closure product range to the personal care, household, and food/beverage markets. Sales of our pumps and metered dose aerosol valves to the pharmaceutical market increased in 2002 over 2001, but were offset by a decrease in sales of pumps to the fragrance/cosmetic market.
     Segment EBIT in 2003 (defined as earnings before net interest, corporate expenses, income taxes and unusual items) increased nearly 10% compared to 2002 primarily reflecting the increased sales volumes mentioned above. EBIT did not increase at the same rate as the sales growth in 2003 primarily due to increased price competition as well as the negative impact of selling goods produced in Europe (with costs denominated in Euros) and selling in currencies that weakened against the Euro compared to the prior year.
     Segment EBIT decreased approximately 4% in 2002 due primarily to the underutilized fixed costs relating to the decrease in sales to the fragrance/cosmetic market as well as pricing pressure across all products and markets, in particular for dispensing closures.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household and food/beverage markets.

Years Ended December 31,	2003	2002	2001
Net Sales	$188,324	$162,563	$145,530
Earnings Before Interest and Taxes (“EBIT”)	15,482	11,070	5,843
EBIT as a percentage of Net Sales	8.2%	6.8%	4.0%

Net sales increased nearly 16% in 2003, reflecting strong European sales growth, in particular for spray and lotion pumps as well as custom tooling. The weak U.S. dollar compared to the Euro in 2003 accounted for nearly half of the sales growth in 2003. Sales of aerosol valves decreased in the U.S. while sales of aerosol valves increased slightly in Europe. Sales of lotion pumps increased strongly in the U.S. and in Europe reflecting the continued acceptance of our lotion pump in the personal care market. This product line continues to grow at a higher rate than the overall personal care market. Sales of spray pumps decreased in the U.S. in 2003 while sales of spray pumps in Europe increased slightly compared to the prior year.

     In 2002, net sales for the SeaquistPerfect segment increased 12% from 2001, reflecting strong sales growth of aerosol valves and pumps and their related accessories, particularly to the personal care market. Sales of aerosol valve units increased in Europe, particularly to Eastern European countries where growth rates have exceeded those of Western European countries. Sales of aerosol valve units decreased in the U.S. as we have selectively shifted away from lower-margin business. Pump unit sales also increased particularly in Europe where we have benefited from the success of new pump packaging categories such as sun care. Lotion pump unit sales to the personal care market also increased over 2002 as this product line is growing at a higher rate than the overall personal care market, due primarily to an increased consumer focus on skin care products.
     Segment EBIT continued to improve significantly in 2003 growing nearly 40% compared to 2002. The growth in EBIT was due primarily to increased valve accessory sales (specialty actuators for specific products), the increase in lotion pump unit sales, improved productivity at molding operations and continued focus on cost reduction.
     In 2002, segment EBIT increased significantly over 2001, due primarily to the increased sales volumes mentioned above. In addition, this segment’s focus on innovation and providing our customers more value-enhanced products or specialty designs has led to an increase in higher-priced custom products and specialty accessories, thus allowing us to improve profitability.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents increased to $165.0 million from $90.2 million at the end of 2002. Total short and long-term interest bearing debt decreased to $221.9 million from $226.9 million at the end of 2002. The ratio of our Net Debt (interest

15 /ATR
2003 Form 10-K

bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 7% compared to 19% as of December 31, 2002.
     In 2003, our operations provided approximately $139.8 million in cash flow. This compares with $154.5 million in 2002 and $128.7 million in 2001. We are anticipating that cash flow from operations in 2004 will exceed 2003 levels. In each of the past three years, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease in cash generated from operating activities in 2003 reflects increased working capital, in particular inventory and accounts receivable as well as an increase of more than $7 million in funding for the U.S. pension plan. The increase in inventory at year end reflects an increase in finished goods for our customers as well as an increase in raw materials in anticipation of rising plastic resin costs in 2004. During 2003, we utilized the majority of these cash flows to finance capital expenditures, pay down existing debt obligations, repurchase Company stock, and pay dividends to shareholders. Based upon projected capital expenditure needs in 2004 of approximately $90 million (assuming current exchange rates), required debt repayments (including interest, capital lease payments and required principal payments) of approximately $18 million and anticipated dividend payments of approximately $10 million, we would expect to generate additional cash in 2004.
     We used $74.0 million in cash for investing activities during 2003, compared to $87.7 million during 2002 and $91.4 million in 2001. This decrease in 2003 is primarily due to a reduction in capital expenditures compared to the prior two years. Capital expenditures totaled $77.3 million in 2003, $89.8 million in 2002 and $92.2 million in 2001. Each year we invested in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that approximately 30% of next year’s anticipated $90 million in capital will be spent on new product introductions and 30% on maintenance of the business.
     We used $13 million in cash for financing activities during 2003, compared to $34.5 million in 2002 and $42.0 million in 2001. The majority of the cash used for financing activities in all three years was used to pay down long and short-term debt, to pay dividends to our shareholders and to buy back shares of our stock. We are authorized to repurchase a maximum of 3 million shares of AptarGroup outstanding common stock. As of December 31, 2003, 1.4 million shares have been repurchased for an aggregate amount of $38.3 million. In 2003, 95 thousand shares were repurchased for an aggregate amount of $3.2 million.
     In 2002, we canceled an interest rate swap agreement, which had a notional amount of $25 million. The cancellation of the interest rate swap agreement netted approximately $4.0 million. The net economic effect of canceling the swap agreement converted a variable interest rate on $25 million of debt to an effective fixed interest rate of 3.8%.
     During 2003, we had a $100 million unsecured revolving credit agreement. Under this credit agreement, interest on borrowings was payable at a rate equal to LIBOR plus an amount based on our financial condition. At December 31, 2003 the amount unused and available under this agreement was $22 million. We were required to pay a fee for the unused portion of the commitment. The credit available under the revolving credit agreement provided us with the ability to refinance certain short-term debt obligations on a long-term basis in 2002. Since management had the ability and intent to do so, an additional $12.5 million of short-term debt obligations were reclassified as long-term obligations as of December 31, 2002. The agreement would have expired on June 30, 2004. Accordingly, in February of 2004, we entered into a five year $150 million revolving credit facility (the “New Credit Facility”) and terminated the facility that was scheduled to expire on June 30, 2004. The New Credit Facility contains substantially similar terms as the expiring facility.
     Our revolving credit facility and long-term private placement debt require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2003

Interest coverage ratio	At least 3.5 to 1	22 to 1
Debt to total capital ratio	55%	22%

     Based upon the above interest coverage ratio covenant, we could borrow additional debt up to a limit where interest expense would not exceed approximately $61 million. Interest expense in 2003 was approximately $10 million. Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $700 million before the 55% requirement was exceeded.

     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $165.0 million in cash and equivalents is located outside of the U.S. We are currently in an overall foreign loss (“OFL”) tax situation in the U.S. Any foreign dividend repatriated back to the U.S.

16 /ATR
2003 Form 10-K

would be taxed up to the extent of the OFL. In 2003, we decided to repatriate a portion (approximately $30 million) of non-U.S. subsidiary current year earnings in 2004. We have provided for additional taxes in 2003 for this repatriation. This provision, net of applicable tax credits, was $4.4 million. After the $30 million repatriation and payment of the estimated $4.4 million in additional taxes, our OFL at December 31, 2003 will be eliminated.
     We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future. We have historically used cash flow from operations as our primary source of liquidity. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, which historically have been the most significant use of cash for us. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements. If we do not exercise the purchase option by the end of the lease, we would be required to pay an amount not to exceed $9.5 million. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section “Overview of Contractual Obligations” for future payments relating to operating leases.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2003:

Contractual Obligations	Payments Due By Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term Debt(1)(2)	$122,600	$5,441	$4,754	$43,374	$69,031
Capital Lease Obligations(1)	12,079	2,929	4,665	2,329	2,156
Operating Leases	39,912	8,488	22,086	5,497	3,841
Purchase Obligations	—	—	—	—	—
Other Long-term liabilities reflected on the balance sheet under GAAP(3)	(3)	(3)	(3)	(3)	(3)

Total Contractual Obligations	$174,591	$16,858	$31,505	$51,200	$75,028

(1)	The future payments listed above for capital lease obligations include future interest payments while the long-term debt repayments reflect only principal payments.
(2)	Approximately 20% of our long-term debt has variable interest rates. If market conditions should change dramatically and interest rates rise in the future, our future obligations relating to interest payments will increase.
(3)	We have approximately $22.6 million of other long-term liabilities on the balance sheet for retirement and deferred compensation plans. Future payments related to these obligations are difficult to determine as they are based upon governmental contribution requirements, which fluctuate annually.

ADOPTION OF ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities.” The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest

17 /ATR
2003 Form 10-K

entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We do not have any investments in variable interest entities.
     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We currently do not have any of these financial instruments.
     In December 2003, the FASB issued FASB Staff Position (“FSP”) 106-a, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In December 2003, the President signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This FSP defers any accounting for the effects of the Act and requires additional disclosures pending further consideration of the underlying accounting issues. We do not provide any postretirement healthcare benefits and therefore there will be no effect on our results of operations.
     In December 2003, the Office of the Chief Accountant and Division of Corporation Finance of the U.S. Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” This SAB updates portions of the interpretive guidance included in Topic 13 of the codification of SAB’s in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 is effective immediately. As there are no new revenue recognition concepts or interpretations included in this SAB and our results of operations incorporate previous SAB guidance and U.S. generally accepted accounting principles on this topic, there is no impact on our financial statements as a result of SAB 104.

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

IMPAIRMENT OF GOODWILL

In accordance with SFAS 142, we evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. SFAS 142 requires that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.

     As discussed in the notes to the financial statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $136.7 million is shown on our balance sheet as of December 31, 2003.
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
     In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units,

18 /ATR
2003 Form 10-K

discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a four year projection of cash flows is made based upon expected sales growth rates and capital and working capital requirements based upon historical needs. A discounted cash flow model is used to discount the future cash flows back to the present using an independent, third party generated weighted-average cost of capital and verified by management. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using AptarGroup’s overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.
     The $136.7 million of goodwill is reported in five reporting units. Four of the five reporting units have fair values, which significantly exceed their carrying values. The fifth reporting unit contains approximately $94.3 million of the total $136.7 million in goodwill and has the smallest excess of fair value over carrying value of the five reporting units.
     We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 40% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $94.3 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $94.3 million of goodwill would be at risk for impairment. A full $94.3 million impairment loss would have reduced Total Assets as of December 31, 2003 by approximately 7% and would have reduced Income Before Income Taxes in 2003 by nearly 80%.
     If we had been required to recognize an impairment loss of the full $94.3 million, it would likely not have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We record an allowance for doubtful accounts as an estimate of the inability of our customers to make their required payments. We determine the amount of our allowance for doubtful accounts by looking at a variety of factors. First we examine an aging of the accounts receivable in each entity within the Company. The aging lists past due amounts according to invoice terms. In addition, we consider the current economic environment, the credit rating of the customers and general overall market conditions. In some countries we maintain credit insurance, which can be used in certain cases of non-payment.

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
     When we determine that a customer is unlikely to pay, we will record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically the customer will file for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2003, we added approximately $1.8 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $.5 million. Please refer to page 56 in this Form 10-K (Schedule II – Valuation and Qualifying Accounts) for activity in the allowance for doubtful accounts over the past three years.
     We had approximately $242 million in outstanding accounts receivable at December 31, 2003. At December 31, 2003 we had approximately $9.5 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but the largest potential customer balance at any one time would not exceed $10 million. An additional loss of $10 million would reduce our Total Assets as of December 31, 2003 by approximately 1% and would have reduced Income Before Income Taxes by approximately 9%.

19 /ATR
2003 Form 10-K

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

     The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rates for our domestic and foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. At December 31, 2003, the discount rates for our domestic and foreign plans were 5.90% and 5.35%, respectively.
     We believe that the accounting estimates related to determining the valuation of pension benefits are critical accounting estimates because: (1) changes in them can materially affect net income, and (2) we are required to establish the discount rate and the expected return on fund assets, which are highly uncertain and require judgment. The estimates for the valuation of pension benefits are critical accounting estimates for both of our segments.
     To the extent the discount rates increase (or decrease), our ABO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $9.7 million increase in the ABO ($6.9 million for the domestic plans and $2.8 million for the foreign plans) and a $1.7 million increase in net periodic benefit cost ($1.6 million for the domestic plans and $0.1 million for the foreign plans). To the extent the ABO increases, and an additional minimum pension liability adjustment is required, the after-tax effect of such increase could reduce Other Comprehensive Income and Shareholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $7.6 million decrease in the ABO ($5.3 million for the domestic plans and $2.3 million for the foreign plans) and a $1.1 million decrease in net periodic benefit cost ($1.0 million for the domestic plans and $0.1 million for the foreign plans). A decrease of this magnitude in the ABO would eliminate a substantial portion of the Additional Minimum Pension Liability, and the reduction in Other Comprehensive Income and Shareholders’ Equity.
     The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 60% was invested in equities and 40% was invested in fixed income securities at December 31, 2003. Of foreign plan assets, approximately 45% was invested in equities, 50% was invested in fixed income securities and 5% was invested in real estate at December 31, 2003.
     The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain reduces future net periodic benefit cost over a period of approximately 15 to 20 years. Likewise, to the extent the actual rate of return on assets realized over the course of a year is less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this loss increases future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each expected long-term rate of return on assets would be a $0.4 million increase in net periodic benefit cost. The estimated effect of a 1% increase in the expected long-term rate of return on assets would be a $0.4 million decrease in net periodic benefit cost.
     The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $1.3 million decrease in the PBO ($0.7 million for the domestic plans and $0.6 million for the foreign plans). The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $1.5 million increase in the PBO ($0.7 million for the domestic plans and $0.8 million for the foreign plans). A 0.5% change in each rate of expected compensation increase would not be material to the net periodic benefit cost.

20 /ATR
2003 Form 10-K

     Our primary pension related assumptions as of December 31, 2003 and 2002 were as follows:

Actuarial Assumptions as of December 31,	2003	2002
Discount rate:
Domestic plans	5.90%	6.25%
Foreign plans	5.35%	5.35%

Expected long-term rate of return on plan assets:
Domestic plans	7.50%	7.50%
Foreign plans	6.50%	6.50%

Rate of compensation increase:
Domestic plans	4.50%	4.50%
Foreign plans	3.00%	3.00%

     The estimated impact of the change in the domestic plan discount rate as noted in the table above on our 2004 net periodic benefit cost is a net increase of approximately $0.5 million.

INCOME TAXES ON UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES

Our policy has been to continue to reinvest earnings of our foreign subsidiaries indefinitely. As of December 31, 2003, we have approximately $417 million of undistributed earnings of foreign subsidiaries. Since our intent is to reinvest the earnings of our foreign subsidiaries indefinitely, we have not provided deferred taxes in our financial statements for any future repatriation in accordance with Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes-Special Areas.”

     We believe that the accounting policy to indefinitely reinvest the earnings of our foreign subsidiaries is a critical accounting policy because: (1) any change or deviation from that policy could trigger additional tax expense for us that is not provided for in the financial statements today thus increasing our overall effective tax rate, reducing earnings per share and reducing cash flow; and (2) a majority of our $165 million in cash and equivalents is located outside of the U.S. The policy to reinvest earnings of our foreign subsidiaries indefinitely is a critical accounting policy for the company as a whole and does not directly impact either of our segments.
     In 2003, we decided to repatriate a portion (approximately $30 million) of non-U.S. subsidiary current year earnings in 2004. We have provided for additional taxes in 2003 for this repatriation. This provision, net of applicable tax credits, was $4.4 million. The remainder of the 2003 non-U.S. subsidiary current year earnings is expected to be permanently reinvested. Currently we have no future plans to repatriate any past or future foreign earnings other than the $30 million mentioned above. However, if a significant short-term liquidity crisis were to arise, it would be reasonably likely that we would have to consider repatriating some or all of our cash to the U.S.
     Calculating the effect of taxes on repatriated foreign earnings can be extremely complex. Taxes have to reflect the expected form of repatriation (generally, dividend, sale or liquidation, or loan to the parent). The form of repatriation will result in different characteristics of income (ordinary versus capital gain) or different amounts of deemed-paid foreign tax credits available. After the $30 million repatriation and payment of the estimated $4.4 million in additional taxes, our overall foreign loss (“OFL”), which was approximately $8 million at December 31, 2003, will be eliminated.

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

21 /ATR
2003 Form 10-K

     We have no immediate plans at this time to voluntarily change our accounting policy to the fair value based method; however, we continue to evaluate this alternative. In accordance with SFAS No. 123, we have been disclosing in the Notes to the Consolidated Financial Statements the impact on our net income and earnings per share had we adopted the fair value based method. If we had adopted the fair value based method in 2003, our net income would have been $4.3 million lower than reported or approximately $.12 per share lower than reported. If we had applied the fair value based method and recorded the additional after-tax expense of $4.3 million, it would not have affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

OUTLOOK

We are cautiously optimistic about 2004. Sales of our products to the food//beverage market are expected to continue to grow. Sale of our products to the household market are also expected to grow over the prior year as more consumer marketers search for innovative dispensing systems for their products. Sales of our product to our main three markets (fragrance/cosmetic, personal care and pharmacy) are all expected to increase modestly over the prior year. We are anticipating diluted earnings per share for the first quarter of 2004 to equal or slightly exceed the $.53 per share recorded in the prior year.

     Pricing continues to be extremely competitive in most of the markets we serve, in particular in the low-end fragrance/cosmetic market and the dispensing closure product range. We continue to see both direct and indirect competition coming from Asian suppliers. Directly, Asian suppliers are importing their spray pumps directly into the U.S. market and we are beginning to see this occur in Western Europe as well. Indirectly, some of our fragrance marketers are beginning to source their manufacturing requirements including filling of their product in Asia and importing their product back into the U.S. Should this trend continue, the size of our market that we serve may begin to decline in the U.S.
     We are anticipating gains in productivity and cost savings to partially offset any further price declines in the market. Should we be unable to attain these productivity gains and cost savings, our results could be negatively impacted.
     The Euro has strengthened significantly compared to the U.S. dollar in the fourth quarter of 2003 and this strength has continued into the first quarter of 2004. Since a majority of our sales are denominated in Euros, the strengthening Euro will have a positive impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. The strengthening Euro compared to the U.S. dollar makes imported European produced products more expensive thereby reducing operating margins. The net impact of the strengthening Euro is difficult to predict or estimate, but it is likely that any positive impact achieved from translating Euro denominated financial statements into U.S. dollars may be offset by the reduction in operating margins on imported products. Using our 2003 results as a baseline and in light of the 2003 average Euro/U.S. Dollar exchange rate of $1.13, the following table outlines a rough estimation of the impact that a strengthening Euro might have on our results in 2004:

Euro/Dollar rate	$1.25	$1.30	$1.35	$1.40

% increase in sales	4.7%	7.1%	9.4%	11.8%

Decrease in EPS	$.01	$.02	$.03	$.04

Negative impact on operating margins	.5%	.8%	1.0%	1.3%

     We are expecting to spend approximately $3.5 million in additional research and development expense to develop the DPI technology we acquired in 2003. We are not anticipating any sales of DPI related products in 2004.

     We expect the annual effective tax rate for 2004 to be in the range of 31% to 32% compared to a rate of 32.1% for 2003, reflecting potential recovery of additional research and development credits of between $1.5 and $2.0 million for the years 2000 to 2002. The quarterly tax rate in 2004 will vary depending upon when certain prior year research and development credits are realized.
     We expect resin prices to increase in 2004. Should raw material costs increase dramatically in 2004, this could have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.
     We use specific plastic resin for certain of our pharmaceutical products. These specific resins need to be approved by the customers and by the Food and Drug Administration (FDA) in the United States when the customer is obtaining approval to market its product. Should these plastic resins become unavailable to purchase on the market,

22 /ATR
2003 Form 10-K

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation including tax rate policies;
•	competition and technological change;
•	our ability to defend our intellectual property rights;
•	the failure by us to produce anticipated cost savings or improve productivity;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	significant fluctuations in interest rates;
•	economic and market conditions in the United States, Europe and the rest of the world;
•	changes in customer spending levels;
•	the demand for existing and new products;
•	the cost and availability of raw materials;
•	other risks associated with our operations.

     Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7a.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities. Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to South American and Asian currencies, among others. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect.

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

23 /ATR
2003 Form 10-K

     The table below provides information, as of December 31, 2003, about our forward currency exchange contracts. All the contracts expire before the end of the third quarter of 2004.

In thousands

		Average
Year Ended December 31, 2003		Contractual
Buy/Sell	Contract Amount	Exchange Rate
Euro/ U.S. Dollar	$21,780	1.1733
Euro/ Japanese Yen	5,698	129.8516
Euro/ British Pound	3,551	.7010
Euro/ Indonesian Rupiah	1,132	10510.0000
Euro/ Brazilian Real	629	3.8590
U.S. Dollar/ Japanese Yen	600	114.8000
Euro/ Chinese Yuan	499	8.4959
Euro/ Russian Ruble	440	36.1000
Euro/ Swiss Franc	122	1.5399
U.S. Dollar/ Australian Dollar	49	1.3667
Euro/ Australian Dollar	19	1.6883

Total	$34,519

     As of December 31, 2003, we have recorded the fair value of foreign currency forward exchange contracts of $50 thousand in accounts payable and accrued liabilities and $1.8 million in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of December 31, 2003 had an aggregate contract amount of $34.5 million.

     At December 31, 2003, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million, which requires us to pay a variable interest rate (which was 1.1% at December 31, 2003) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $200, assuming a tax rate of 33%. As of December 31, 2003, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $3.7 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2003 since there was no hedge ineffectiveness.

24 /ATR
2003 Form 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2003	2002	2001
Net Sales	$1,114,689	$926,691	$891,986

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	732,038	593,723	562,814
Selling, research & development and administrative	171,604	148,348	146,137
Depreciation and amortization	85,851	72,141	73,584
Acquired research and development charge	1,250	—	—
Strategic Initiative charges	—	1,238	7,583
Patent dispute settlement	—	4,168	—

	990,743	819,618	790,118

Operating Income	123,946	107,073	101,868

Other Income (Expense):
Interest expense	(9,846)	(10,695)	(15,572)
Interest income	2,945	2,083	1,822
Equity in results of affiliates	928	191	(248)
Minority interests	(250)	167	(564)
Miscellaneous, net	(453)	(461)	1,049

	(6,676)	(8,715)	(13,513)

Income Before Income Taxes	117,270	98,358	88,355

Provision For Income Taxes	37,591	31,711	29,447

Net Income Before Cumulative Effect of a Change
In Accounting Principle for Derivative
Instruments and Hedging Activities	79,679	66,647	58,908
Cumulative Effect of a Change in Accounting Principle	—	—	(64)

Net Income	$79,679	$66,647	$58,844

Net Income Per Common Share
Basic	$2.21	$1.86	$1.64

Diluted	$2.16	$1.82	$1.61

See accompanying notes to consolidated financial statements.

25 /ATR
2003 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2003	2002
Assets
Current Assets:
Cash and equivalents	$164,982	$90,205
Accounts and notes receivable, less allowance for doubtful accounts of $9,533 in 2003 and $8,233 in 2002	231,976	197,881
Inventories	165,207	127,828
Prepayments and other	40,289	31,282

	602,454	447,196

Property, Plant and Equipment:
Buildings and improvements	167,684	142,667
Machinery and equipment	960,193	806,630

	1,127,877	949,297
Less: Accumulated depreciation	(651,080)	(520,182)

	476,797	429,115
Land	6,634	5,702

	483,431	434,817

Other Assets:
Investments in affiliates	13,018	10,991
Goodwill	136,660	128,930
Intangible assets	14,692	15,044
Miscellaneous	14,088	10,693

	178,458	165,658

Total Assets	$1,264,343	$1,047,671

See accompanying notes to consolidated financial statements.

26 /ATR
2003 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2003	2002
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$88,871	$—
Current maturities of long-term obligations	7,839	7,722
Accounts payable and accrued liabilities	186,510	154,966

	283,220	162,688

Long-Term Obligations	125,196	219,182

Deferred Liabilities and Other:
Deferred income taxes	39,757	37,855
Retirement and deferred compensation plans	22,577	23,572
Deferred and other non-current liabilities	4,085	4,676
Minority interests	6,457	5,231

	72,876	71,334

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 99 million shares authorized, and 37.7 and 37.2 million outstanding in 2003 and 2002, respectively	377	372
Capital in excess of par value	136,710	126,999
Retained earnings	618,547	548,258
Accumulated other comprehensive income	65,708	(46,027)
Less: Treasury stock at cost, 1.4 million and 1.3 million shares in 2003 and 2002, respectively	(38,291)	(35,135)

	783,051	594,467

Total Liabilities and Stockholders’ Equity	$1,264,343	$1,047,671

See accompanying notes to consolidated financial statements.

27 /ATR
2003 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Years Ended December 31,	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$79,679	$66,647	$58,844

Adjustments to reconcile net income to net cash provided by operations:
Depreciation	83,788	70,533	68,832
Amortization	2,063	1,608	4,752
Provision for bad debts	1,772	2,453	1,879
Strategic Initiative charges	—	1,238	7,583
Minority interests	250	(167)	564
Cumulative effect of accounting change	—	—	64
Deferred income taxes	4,836	6,150	(4,723)
Retirement and deferred compensation plans	(7,068)	3,064	2,255
Equity in results of affiliates in excess of cash distributions received	(928)	(191)	300
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	(2,526)	8,765	12,839
Inventories	(18,504)	2,834	(4,766)
Prepaid and other current assets	(7,321)	(4,285)	(3,053)
Accounts payable and accrued liabilities	(2,787)	2,651	(15,942)
Income taxes payable	2,207	(8,919)	(3,405)
Other changes, net	4,319	2,071	2,718

Net cash provided by operations	139,780	154,452	128,741

Cash Flows from Investing Activities:
Capital expenditures	(77,269)	(89,778)	(92,221)
Disposition of property and equipment	2,027	4,367	1,477
Intangible assets	(156)	(1,307)	(863)
Investments in affiliates	—	—	(69)
Collection (issuance) of notes receivable, net	1,415	(1,019)	314

Net cash used by investing activities	(73,983)	(87,737)	(91,362)

Cash Flows from Financing Activities:
Proceeds from notes payable	6,686	—	—
Repayments of notes payable	—	(8,512)	(31,087)
Proceeds from long-term obligations	—	184	6,420
Repayments of long-term obligations	(16,688)	(20,441)	(12,380)
Proceeds from cancellation of swap agreement	—	4,038	—
Dividends paid	(9,390)	(8,618)	(7,873)
Proceeds from stock option exercises	9,716	4,075	7,896
Purchase of treasury stock	(3,156)	(5,216)	(4,964)

Net cash used by financing activities	(12,832)	(34,490)	(41,988)

Effect of Exchange Rate Changes on Cash	21,812	9,967	(2,937)

Net increase (decrease) in Cash and Equivalents	74,777	42,192	(7,546)
Cash and Equivalents at Beginning of Period	90,205	48,013	55,559

Cash and Equivalents at End of Period	$164,982	$90,205	$48,013

Supplemental Cash Flow Disclosure:
Interest paid	$9,167	$11,843	$15,963
Income taxes paid	31,116	37,533	39,171
Supplemental Non-cash Financing Activities:
Capital lease obligations	$2,030	$—	$1,967

See accompanying notes to consolidated financial statements.

28 /ATR
2003 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2003, 2002 and 2001

In thousands

				Accumulated
				Other	Common		Capital in
	Comprehensive	Total	Retained	Comprehensive	Stock	Treasury	Excess of
	Income	Equity	Earnings	Income/(Loss)	Par Value	Stock	Par Value
Balance — December 31, 2000:		$440,540	$439,258	$(89,163)	$366	$(24,955)	$115,034

Net income	$58,844	58,844	58,844
Foreign currency translation adjustments	(23,440)	(23,440)		(23,440)
Minimum pension liability adjustment, net of tax	(1,799)	(1,799)		(1,799)

Comprehensive income	$33,605

Stock option exercises		7,896			4		7,892
Cash dividends declared on common stock		(7,873)	(7,873)
Treasury stock purchased		(4,964)				(4,964)

Balance — December 31, 2001:		469,204	490,229	(114,402)	370	(29,919)	122,926

Net income	$66,647	66,647	66,647
Foreign currency translation adjustments	69,293	69,293		69,293
Minimum pension liability adjustment, net of tax	(918)	(918)		(918)

Comprehensive income	$135,022

Stock option exercises		4,075			2		4,073
Cash dividends declared on common stock		(8,618)	(8,618)
Treasury stock purchased		(5,216)				(5,216)

Balance — December 31, 2002:		594,467	548,258	(46,027)	372	(35,135)	126,999

Net income	$79,679	79,679	79,679
Foreign currency translation adjustments	110,798	110,798		110,798
Minimum pension liability adjustment, net of tax	937	937		937

Comprehensive income	$191,414

Stock option exercises		9,716			5		9,711
Cash dividends declared on common stock		(9,390)	(9,390)
Treasury stock purchased		(3,156)				(3,156)

Balance — December 31, 2003:		$783,051	$618,547	$65,708	$377	$(38,291)	$136,710

See accompanying notes to consolidated financial statements.

29 /ATR
2003 Form 10-K

AptarGroup, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise indicated)

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

INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company’s products. The Company received dividends from affiliated companies of $139, $125, and $52 in 2003, 2002, 2001, respectively.

PROPERTY AND DEPRECIATION

Properties are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives for financial reporting purposes and accelerated methods for income tax reporting. Generally, the estimated useful lives are 25 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment.

FINITE-LIVED INTANGIBLE ASSETS

Finite-lived intangibles, consisting of patents, non-compete agreements and license agreements acquired in purchase transactions, are capitalized and amortized over their useful lives which range from 4 to 20 years.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. It was the Company’s policy to amortize such costs over lives ranging from 10 to 40 years using the straight-line method through 2001.
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002. This statement eliminates the requirement that Goodwill and indefinite lived intangible assets arising from a business combination be amortized and charged to expense over time. Instead, the Goodwill and indefinite lived intangible assets must be tested annually, or as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units. The fair values of the reporting units exceeded the carrying values and, therefore, no impairment of Goodwill was reported in 2003 or 2002.

30 /ATR
2003 Form 10-K

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its fair value.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

Derivative financial instruments are recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

RESEARCH & DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. These costs amounted to $34,714, $27,720 and $25,913 in 2003, 2002 and 2001, respectively. The 2003 amount includes $1,250 of acquired intellectual property (patents, licenses and know how) described in Note 18.

INCOME TAXES

The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities may vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that these differences create differences between the tax basis of an asset or liability and its reported amount in the financial statements, an appropriate provision for deferred income taxes is made.
     The Company has the expressed intention to reinvest the undistributed earnings of its non-U.S. subsidiaries in order to meet the indefinite reversal criteria of APB 23. A provision has not been made for U.S. or additional foreign taxes on $416,866 of undistributed earnings of non-U.S. subsidiaries. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. The Company will, however, continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof. The Company also has the intention that any current year or prior year earnings that have not been remitted to the U.S. will continue to be permanently reinvested in non-U.S. countries in order to meet the indefinite reversal criteria of APB 23. In 2003, the Company decided to repatriate a portion of non-U.S. subsidiary current year earnings in 2004. See Note 5 for more information.

TRANSLATION OF FOREIGN CURRENCIES

The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $490 in 2003, a loss of $794 in 2002 and a gain of $91 in 2001.

STOCK BASED COMPENSATION

At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

31 /ATR
2003 Form 10-K

Years Ended December 31,	2003	2002	2001
Net income, as reported	$79,679	$66,647	$58,844
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,321)	(4,341)	(4,237)

Pro forma net income	$75,358	$62,306	$54,607

Earnings per share:
Basic – as reported	$2.21	$1.86	$1.64

Basic – pro forma	$2.09	$1.73	$1.53

Diluted – as reported	$2.16	$1.82	$1.61

Diluted – pro forma	$2.04	$1.70	$1.49

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

Services and Other. The Company occasionally invoices customers for certain services. The Company also receives revenue from other sources such as exclusive license or royalty agreements. Revenue is recognized when services are rendered or rights to use assets can be reliably measured. Service and other revenue is not material to the Company’s results of operations for any of the years presented.

NOTE 2    INVENTORIES

At December 31, 2003 and 2002, approximately 23% of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2003	2002
Raw materials	$54,602	$49,372
Work-in-process	39,165	29,752
Finished goods	72,969	49,948

Total	166,736	129,072
Less LIFO reserve	(1,529)	(1,244)

Total	$165,207	$127,828

NOTE 3    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Pursuant to this standard, the Company completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed an analysis of the fair value of its reporting units using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and, therefore, no impairment of goodwill needs to be recorded. Also pursuant to the standard, the Company ceased recording goodwill and indefinite-lived intangible asset amortization in 2002. The table below shows income before income taxes, net income and earnings per share amounts for the twelve months ended

32 /ATR
2003 Form 10-K

December 31, 2003, 2002 and 2001, adjusted to add back goodwill amortization and related tax effects for the year 2001.

Years Ended December 31,	2003	2002	2001
Reported income before income taxes	$117,270	$98,358	$88,355
Add back: Goodwill amortization	—	—	3,646

Adjusted income before income taxes	$117,270	$98,358	$92,001

Reported net income	$79,679	$66,647	$58,844
Add back: After-tax impact of goodwill amortization	—	—	3,470

Adjusted net income	$79,679	$66,647	$62,314

Basic earnings per share:
Reported net income	$2.21	$1.86	$1.64
Goodwill amortization	—	—	.10

Adjusted net income	$2.21	$1.86	$1.74

Diluted earnings per share:
Reported net income	$2.16	$1.82	$1.61
Goodwill amortization	—	—	.10

Adjusted net income	$2.16	$1.82	$1.71

The table below shows a summary of intangible assets for the years ended December 31, 2003 and 2002.

		2003			2002
	Weighted
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	15	$16,625	$(5,908)	$10,717	$14,619	$(4,234)	$10,385
License agreements, organization costs and other	6	7,485	(4,043)	3,442	6,338	(3,074)	3,264

	12	24,110	(9,951)	14,159	20,957	(7,308)	13,649

Unamortized intangible assets:
Trademarks		470	—	470	396	—	396
Minimum pension liability		63	—	63	999	—	999

		533	—	533	1,395	—	1,395

Total intangible assets		$24,643	$(9,951)	$14,692	$22,352	$(7,308)	$15,044

     Aggregate amortization expense for the intangible assets above for the years ended December 31, 2003, 2002 and 2001 was $2,064, $1,608 and $1,106, respectively.

     Estimated amortization expense for the years ending December 31 is as follows:

2004	$2,045
2005	1,948
2006	1,565
2007	1,565
2008	1,553

33 /ATR
2003 Form 10-K

     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2003.

     The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total
Balance as of January 1, 2003	$127,070	$1,860	$128,930
Foreign currency exchange effects	7,730	—	7,730

Balance as of December 31, 2003	$134,800	$1,860	$136,660

NOTE 4    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2003 and 2002, accounts payable and accrued liabilities consisted of the following:

	2003	2002
Accounts payable, principally trade	$89,254	$84,179
Accrued employee compensation costs	45,335	37,665
Other accrued liabilities	51,921	33,122

Total	$186,510	$154,966

NOTE 5    INCOME TAXES

Income before income taxes consists of:

Years Ended December 31,	2003	2002	2001
Domestic	$21,122	$20,033	$6,174
Foreign	96,148	78,325	82,181

Total	$117,270	$98,358	$88,355

     The provision for income taxes is comprised of:

Years Ended December 31,	2003	2002	2001
Current:
Federal	$1,151	$3,866	$5,953
State/ Local	746	736	1,264
Foreign	30,858	20,959	26,953

	32,755	25,561	34,170

Deferred:
Federal/ State	4,911	4,364	(4,247)
Foreign	(75)	1,786	(476)

	4,836	6,150	(4,723)

Total	$37,591	$31,711	$29,447

34 /ATR
2003 Form 10-K

     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2003, 2002 and 2001 to income before income taxes is as follows:

Years Ended December 31,	2003	2002	2001
Income tax at statutory rate	$41,044	$34,425	$30,924
State income taxes, net of federal benefit	485	478	879
U.S. research & development credits	(700)	—	—
Provision for distribution of foreign earnings	4,382	—	—
Resolution of foreign tax matters	(2,248)	—	—
Rate differential on earnings of foreign operations	(5,003)	(4,669)	(2,286)
Other items, net	(369)	1,477	(70)

Actual income tax provision	$37,591	$31,711	$29,447

Effective income tax rate	32.1%	32.2%	33.3%

During 2003, the Company determined that U.S. and state tax refund claims were available for research & development expenditures incurred by the Company beginning in 1999. The Company received a tax refund related to 1999 for approximately $500 and provided for a $200 credit related to the 2003 tax year during the year. There are additional refund claims for 2000 through 2002, which may total $1,500 - $2,000 when filed, have the potential to be recognized in 2004, which may result in a reduction of our 2004 income tax provision. In addition, we resolved certain foreign tax matters resulting in a reduction of $2,248 of tax liabilities that were previously recorded.

     Significant deferred tax assets and liabilities as of December 31, 2003 and 2002 are comprised of the following temporary differences:

	2003	2002
Deferred Tax Assets:
Accruals	$8,270	$7,547
Net operating loss carryforwards	355	1,346
Asset bases differentials	1,546	1,136
Other	1,816	5,303

Total deferred tax assets	11,987	15,332

Deferred Tax Liabilities:
Depreciation	37,780	33,742
Leases	5,711	4,371
Undistributed earnings of foreign subsidiaries	4,382
Other	4,715	5,245

Total deferred tax liabilities	52,588	43,358

Net deferred tax liabilities	$40,601	$28,026

     On December 31, 2003, the Company had foreign tax loss carryforwards of approximately $1.9 million. There is an indefinite carryforward period related to $1.5 million, the remaining balance of $420 expires beginning in 2004 through 2008. Based upon the level of historical taxable income, projected future taxable income, and the timing of the reversal of existing deferred tax liabilities, management believes it is more likely than not that the Company will realize the benefits of these deferred assets. Accordingly, no deferred tax asset valuation allowance was recorded at December 31, 2003 or 2002.

     During 2003, the Company provided for additional taxes on a portion of 2003 unremitted foreign earnings. This provision, net of applicable credits, was $4,400. It is management’s intention that these earnings will be remitted during 2004. The remainder of 2003 foreign earnings is expected to be permanently reinvested. With the distribution, the negative tax consequences of the Company’s overall foreign loss (“OFL”) will be eliminated. The OFL was approximately $8 million at both December 31, 2003 and December 31, 2002.
     The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $1.8 million would become payable in the event the income would be distributed.

35 /ATR
2003 Form 10-K

NOTE 6    DEBT

The average annual interest rate on short-term notes payable under unsecured lines of credit was approximately 2.5% and 2.9% for 2003 and 2002, respectively. There are no compensating balance requirements associated with short-term borrowings. At December 2003 and 2002, the Company had an unsecured multi-year, revolving credit agreement allowing borrowings of up to $100 million. Under this credit agreement, interest on borrowings was payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company was required to pay a fee for the unused portion of the commitment. Such payments in 2003, 2002 and 2001 were not significant. The amount used under this agreement was $78.0 million and $73.0 million at December 31, 2003 and 2002, respectively. The credit available under the revolving credit agreement provided management with the ability to refinance certain short-term obligations on a long-term basis in 2002. Since management had the ability and intent to do so, short-term obligations of $73.0 million have been recorded as long-term obligations and an additional $12.5 million of short-term debt obligations have been reclassified as long-term obligations as of December 31, 2002. The agreement would have expired on June 30, 2004. Accordingly, in February of 2004, the Company entered into a five year $150 million revolving credit facility (the “New Credit Facility”) and terminated the facility that was scheduled to expire on June 30, 2004. The New Credit Facility contains substantially similar terms as the expiring facility.

     The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.
     At December 31, the Company’s long-term obligations consisted of the following:

	2003	2002
Borrowing under revolving credit agreement 1.8%	$—	$73,000
Notes payable 0.5% - 2.4%, due in monthly and annual installments through 2009	1,854	4,615
Senior unsecured debt 7.1%, due in installments through 2005	7,143	10,714
Senior unsecured notes 6.6%, due in equal annual installments through 2011	110,703	111,558
Mortgages payable 2.1% - 5.7%, due in monthly and annual installments through 2008	2,901	4,218
Capital lease obligations	10,434	10,279

	133,035	214,384
Reclass of short-term obligations	—	12,520
Current maturities of long-term obligations	(7,839)	(7,722)

Total long-term obligations	$125,196	$219,182

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

     Aggregate long-term maturities, excluding capital lease obligations, due annually for the five years and thereafter beginning in 2004 are $5,441, $4,395, $359, $21,737 $21,637 and $69,031 thereafter.

NOTE 7    LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. The Company has an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements. If the Company does not exercise the purchase option by the end of the lease in 2006, the Company would be required to pay an amount not to exceed $9.5 million. Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $15,839, $13,634 and $13,370 in 2003, 2002 and 2001, respectively.

36 /ATR
2003 Form 10-K

     Assets recorded under capital leases consist of:

	2003	2002
Buildings	$23,228	$19,782
Machinery and equipment	12,627	9,073

	35,855	28,855
Accumulated depreciation	(19,300)	(15,183)

	$16,555	$13,672

     Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003:

	Capital	Operating
	Leases	Leases
2004	$2,929	$8,488
2005	3,081	7,414
2006	1,584	14,672
2007	1,223	3,479
2008	1,106	2,018
Subsequent to 2008	2,156	3,841

Total minimum lease payments	12,079	$39,912

Amounts representing interest	(1,645)

Present value of future minimum lease payments	10,434
Less amount due in one year	(2,398)

Total	$8,036

NOTE 8 RETIREMENT AND DEFERRED COMPENSATION PLANS

The Company has various noncontributory retirement plans covering certain of its domestic and foreign employees. Benefits under the Company’s retirement plans are based on participants’ years of service and annual compensation as defined by each plan. Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally equal to the minimum funding amounts required by the Employee Retirement Income Security Act of 1974 (ERISA). Certain pension commitments under its foreign plans are also funded according to local requirements.

37 /ATR
2003 Form 10-K

Following is information concerning the Company’s domestic and foreign plans:

	Domestic Plans		Foreign Plans

Change in benefit obligation:	2003	2002	2003	2002
Benefit obligation at beginning of year	$29,802	$23,606	$18,979	$14,485
Service cost	2,808	1,905	789	994
Interest cost	1,827	1,544	1,037	1,008
Actuarial loss/(gain)	3,542	3,516	(457)	223
Benefits paid	(559)	(769)	(621)	(489)
Foreign currency translation adjustment	—	—	3,837	2,758

Benefit obligation at end of year	$37,420	$29,802	$23,564	$18,979

Change in plan assets:

Fair value of plan assets at beginning of year	$18,714	$21,868	$3,854	$2,615
Actual return on plan assets	5,050	(2,989)	143	(115)
Employer contribution	8,915	604	1,921	889
Benefits paid	(559)	(769)	(621)	(77)
Foreign currency translation adjustment	—	—	923	542

Fair value of plan assets at end of year	$32,120	$18,714	$6,220	$3,854

Funded status	$(5,300)	$(11,088)	$(17,344)	$(15,125)
Unrecognized net actuarial loss	7,424	7,328	4,675	4,567
Unrecognized prior service cost	60	83	1,050	981

Accrued benefit cost before minimum pension liability adjustment	$2,184	$(3,677)	$(11,619)	$(9,577)
Additional minimum pension liability adjustment	—	(1,495)	(3,294)	(3,809)

Prepaid (accrued) benefit cost included in the balance sheet	$2,184	$(5,172)	$(14,913)	$(13,386)

Amounts included in the balance sheet consist of:

Prepaid (accrued) benefit cost	$2,184	$(5,172)	$(14,913)	$(13,386)
Intangible asset	—	173	443	826
Accumulated other comprehensive loss (before tax effect)	—	1,322	2,851	2,983

Net prepaid (accrued) benefit cost included in the balance sheet	$2,184	$(3,677)	$(11,619)	$(9,577)

Components of net periodic benefit cost:

	Domestic Plans

	2003	2002	2001
Service cost	$2,808	$1,905	$1,727
Interest cost	1,827	1,544	1,386
Expected return on plan assets	(1,663)	(1,773)	(1,658)
Amortization of prior service cost	22	22	18
Amortization of net (gain) loss	59	1	—

Net periodic benefit cost	$3,053	$1,699	$1,473

38 /ATR
2003 Form 10-K

	Foreign Plans

	2003	2002	2001
Service cost	$789	$994	$406
Interest cost	1,037	1,008	673
Expected return on plan assets	(266)	(181)	(153)
Amortization of prior service cost	107	94	50
Amortization of net (gain) loss	281	320	34

Net periodic benefit cost	$1,948	$2,235	$1,010

     The accumulated benefit obligation for the Company’s domestic defined benefit pension plans was $29.9 million and $23.7 million at December 31, 2003 and 2002, respectively. The domestic pension plans did not have accumulated benefit obligations in excess of plan assets at December 31, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic plans with accumulated benefit obligations in excess of plan assets at December 31, 2002 were $28.9 million, $23.0 million and $18.7 million, respectively.

     The accumulated benefit obligation for the Company’s foreign defined benefit pension plans was $20.2 million and $16.1 million at December 31, 2003 and 2002, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2003 were $17.7 million, $16.2 million and $1.2 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2002 were $14.9 million, $13.4 million and $0.6 million, respectively. Although the proceeds of certain insurance contracts related to the Company’s foreign plans could be used to partially offset pension commitments, the values of these contracts are not included in the Company’s plan asset totals shown above.

Assumptions:

	Domestic Plans		Foreign Plans

	2003	2002	2003	2002
Weighted-average assumptions used to determine benefit obligations at December 31:

Discount rate	5.90%	6.25%	5.35%	5.35%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

Discount rate	6.25%	6.75%	5.35%	5.50%
Expected long-term return on plan assets	7.50%	8.25%	6.50%	6.50%
Rate of compensation increase	4.50%	4.75%	3.00%	3.00%

     The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

39 /ATR
2003 Form 10-K

     The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

Plan Assets:

	Domestic Plan Assets		Foreign Plan Assets
	at December 31,		at December 31,

	2003	2002	2003	2002
Equity securities	60%	63%	45%	38%
Fixed income securities	40%	34%	50%	56%
Cash/real estate		3%	5%	6%

Total	100%	100%	100%	100%

     The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2004 is 60% equity securities and 40% fixed income securities. The foreign plan target allocation for 2004 is 42% equity securities, 52% fixed income securities and 6% real estate.

CONTRIBUTIONS

While annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally equal to the minimum funding amounts required by ERISA, the Company decided to fully fund the accumulated benefit obligation as of December 31, 2003. In addition to the annual minimum funding requirement of $1.3 million, the Company funded an additional $7.6 million, which corresponds to a full funding limit after taking into consideration the current pension plan assumptions. The Company does not expect to contribute to its domestic defined benefit plans in 2004. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws. The Company expects to contribute approximately $1.6 million to its foreign defined benefit plans in 2004.

OTHER PLANS

The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan was $1.0 million and $0.9 million at December 31, 2003 and 2002, respectively. This amount is included in the liability for domestic plans shown above.

     The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2003, 2002 and 2001, total contributions made by the Company were approximately $1.4 million.
     The Company also has unfunded retirement compensation arrangements with certain former employees. The cost of these retirement agreements was provided ratably over the employees’ active employment. The Company has no additional domestic postretirement or postemployment benefit plans.

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

40 /ATR
2003 Form 10-K

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
     As of December 31, 2003, the Company has recorded the fair value of derivative instruments of $3.7 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2003 since there was no hedge ineffectiveness.
     In 2002, the Company canceled an interest rate swap agreement, which had a notional amount of $25 million. The cancellation of the interest rate swap agreement netted the company approximately $4.0 million. The net economic effect of canceling the swap agreement converted a variable interest rate on $25 million of debt to an effective fixed interest rate of 3.8%.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in 2003.

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

41 /ATR
2003 Form 10-K

OTHER

As of December 31, 2003, the Company has recorded the fair value of foreign currency forward exchange contracts of $50 thousand in accounts payable and accrued liabilities and $1.8 million in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of December 31, 2003 had an aggregate contract amount of $34.5 million.

NOTE 10    CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

     Each Right entitles the holder under certain circumstances to buy one one-thousandth of a share of Series B junior participating preferred stock, par value $.01 per share, at an exercise price of $150. Each share of Series B junior participating preferred stock will entitle its holder to 1,000 votes and will have a minimum preferential quarterly dividend payment equal to the greater of $1 per share or 1,000 times the amount paid to holders of common stock. Currently, 99,000 shares of Series B junior participating preferred stock have been reserved. The Rights will expire on April 7, 2013, unless previously exercised or redeemed at the option of the Board of Directors for $ .01 per Right.

NOTE 12    STOCK REPURCHASE PROGRAM

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase program depends upon market conditions. The cumulative total number of shares repurchased at December 31, 2003 was 1.4 million shares for an aggregate amount of $38,291.

NOTE 13    STOCK BASED COMPENSATION

At December 31, 2003, the Company has fixed stock-based compensation plans. The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.04, $11.45 and $11.82 per share in 2003, 2002 and 2001, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Stock Awards Plans:
Dividend Yield	.7%	.7%	.7%
Expected Stock Price Volatility	29.9%	28.8%	33.0%
Risk-free Interest Rate	3.7%	4.9%	5.2%
Expected Life of Option (years)	7.0	7.0	7.0

     The fair value of stock options granted under the Director Stock Option Plans in 2003 and 2001 was $12.14 and $14.32 per share, respectively. There was no activity in the Director Stock Option Plans in 2002. These values were

42 /ATR
2003 Form 10-K

estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Director Stock Option Plans:
Dividend Yield	.8%	—	.8%
Expected Stock Price Volatility	29.4%	—	32.4%
Risk-free Interest Rate	3.4%	—	5.4%
Expected Life of Option (years)	7.0	—	7.0

     Under the Stock Awards Plans, the Company may grant stock options, stock appreciation rights, restricted stock and other stock awards to employees. The combined maximum number of shares, authorized under these plans, is 6 million. Options granted under these plans become exercisable annually over a three year period and expire ten years after the grant date. Director Stock Option Plans provide for the award of stock options to non-employee Directors who have not previously been awarded options. The combined maximum number of shares authorized under these plans is 240 thousand. Options granted under these plans become exercisable over a three year period and expire ten years after the grant date.

     A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	Stock Awards Plans		Director Stock Option Plans

		Option Price		Option Price
	Shares	Per Share	Shares	Per Share
Outstanding, January 1, 2001	2,975,360	$9.19 - $28.25	82,000	$9.19 - $32.38
Granted	534,100	$28.06 - $33.27	48,000	$34.40
Exercised	(381,108)	$9.19 - $27.19	(30,000)	$9.19 - $20.88
Canceled	(29,255)	$9.19 - $28.06	—

Outstanding, December 31, 2001	3,099,097	$9.19 - $33.27	100,000	$9.19 - $34.40
Granted	578,600	$27.52 - $29.91	—
Exercised	(193,454)	$9.19 - $28.06	—
Canceled	(10,799)	$22.75 - $29.91	—

Outstanding, December 31, 2002	3,473,444	$9.19 - $33.27	100,000	$9.19 - $34.40
Granted	597,550	$30.25 - $37.63	4,000	$35.02
Exercised	(445,366)	$9.19 - $30.25	(20,000)	$9.19 - $27.38
Canceled	(34,928)	$9.19 - $30.25	—

Outstanding, December 31, 2003	3,590,700	$10.31 - $37.63	84,000	$9.19 - $35.02

Options Exercisable:
December 31, 2001	2,053,301		64,000
December 31, 2002	2,378,449		76,000
December 31, 2003	2,467,575		70,000
Available For Future Grants:
December 31, 2001	1,917,412		32,000
December 31, 2002	1,340,309		32,000
December 31, 2003	747,411		28,000

43 /ATR
2003 Form 10-K

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Year Granted	at Year-End	Life	Price	at Year-end	Price
Stock Awards Plans:
1994	6,930	.1	10.31	6,930	10.31
1995	177,464	1.1	13.87	177,464	13.87
1996	204,668	2.1	18.00	204,668	18.00
1997	244,936	3.1	16.86	244,936	16.85
1998	404,300	4.1	24.91	404,300	24.91
1999	462,717	5.1	27.12	462,717	27.12
2000	460,235	6.1	22.76	460,235	22.76
2001	486,698	7.1	28.07	322,511	28.07
2002	551,702	8.1	29.91	183,814	29.91
2003	591,050	9.1	30.30	—	—

	3,590,700	6.0	$25.49	2,467,575	$23.50

Director Stock Option Plans:
1997	22,000	3.4	20.88	22,000	20.88
1998	6,000	4.4	32.38	6,000	32.38
1999	4,000	5.4	29.50	4,000	29.50
2001	48,000	7.4	34.40	36,000	34.40
2003	4,000	9.4	35.02	2,000	35.02

	84,000	6.1	$30.51	70,000	$30.51

Restricted stock awards totaling 30,276 shares at a fair market value of $26.81 per share in 2003, 11,377 shares at a fair market value of $33.00 per share in 2002 and 13,278 shares at a fair market value of $22.88 per share in 2001 were issued under the Stock Awards Plans. Compensation expense for the vesting of these restricted stock awards was $500, $397 and $337 for the years 2003, 2002 and 2001, respectively. These shares vest equally over three years and do not have voting or dividend rights prior to vesting. Amounts available for future stock option grants under the Stock Awards Plans have been reduced by restricted stock awards.

NOTE 14    STRATEGIC INITIATIVE CHARGES

As of December 31, 2002, the Company essentially completed a project (“Strategic Initiative”) started in 2001 that was targeted to improve the efficiency of operations that produced pumps for its mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative was to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, the Company closed one molding operation in the U.S. and consolidated the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of the Company’s facilities in Italy. The Company also closed several of its sales offices in certain foreign countries. In addition, the Company rationalized its mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for its modular pumps.

     There were no charges related to the Strategic Initiative in 2003 and total charges before taxes related to the Strategic Initiative were approximately $1.7 million or $.03 per diluted share in 2002 and $9.6 million or $.16 per diluted share in 2001. The charges consisted primarily of costs related to the closing of the molding operation and sales offices and the discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Of the $11.3 million in total charges, approximately $2.0 million was included in the Company’s depreciation and amortization expense, $.5 million was included in the Company’s cost of sales and $8.8 million was shown on a separate line of the income statement. Of the $11.3 million in total charges, approximately $3.8 million of the charges was cash outlays while the remaining $7.5 million represented non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives).

44 /ATR
2003 Form 10-K

     Details of the pre-tax charges and changes in the reserves for 2003 and 2002 are shown in the following table:

In thousands

		Charges for
	Beginning	the Year		Charged	Ending
	Reserve	Ended	Cash	Against	Reserve at
	at 1/1/03	12/31/03	Paid	Assets	12/31/03
Employee Severance	$490	$—	$(490)	$—	$—
Other Costs	280	—	(224)	—	56

Total Strategic Initiative Related Costs	$770	$—	$(714)	$—	$56

		Charges for
	Beginning	the Year		Charged	Ending
	Reserve	Ended	Cash	Against	Reserve at
	at 1/1/02	12/31/02	Paid	Assets	12/31/02
Employee Severance	$469	$1,330	$(1,309)	$—	$490
Other Costs	1,056	(92)	(684)	—	280

Subtotal	1,525	1,238	(1,993)	—	770
Accelerated Depreciation	—	140	—	(140)	—
Training Costs	—	305	(305)	—	—

Total Strategic Initiative Related Costs	$1,525	$1,683	$(2,298)	$(140)	$770

     The remaining $56 thousand accrual is expected to be paid out during the first quarter of 2004.

     As part of the Strategic Initiative, certain long-lived assets have been taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company changed the estimated useful lives of such assets, resulting in an acceleration of depreciation (“Accelerated Depreciation”), of which $140 thousand was recognized in 2002 and $1.9 million was recognized in 2001. No charges were recorded in 2003.

     The Strategic Initiative resulted in personnel reductions worldwide of approximately 190 people, of which approximately 160 people relate to the U.S. (approximately 10% of all the Company’s U.S. employees) and 30 people relate to personnel reductions outside of the U.S. The majority of these personnel reductions were manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs were based upon a formula including salary levels and years of service. Approximately $.8 million has been accrued and is included in the Strategic Initiative charges shown in the income statement in 2001 and an additional $1.3 million has been accrued and is included in the Strategic Initiative charges shown in the income statement in 2002 due to additional personnel reductions. Offsetting these personnel reductions was an increase in personnel of approximately 70 people in Italy to support the centralization of the base cartridge production and assembly. As of December 31, 2003, essentially all of the 190 people were terminated resulting in a cash payment of $2.1 million.
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
     Approximately $.2 million and $.3 million of training costs were incurred in Italy in 2001 and 2002 to train the new workers who were hired to support the centralization of the base cartridge production and assembly. These training costs are included in cost of sales in the Consolidated Statements of Income. There were no additional training costs incurred in 2003 related to the centralization of the base cartridge production and assembly.

45 /ATR
2003 Form 10-K

NOTE 15    EARNINGS PER SHARE

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Year Ended December 31, 2003
Basic EPS
Income available to common stockholders	$79,679	36,119	$2.21
Effect of Dilutive Securities
Stock options		748
Restricted stock	—	34

Diluted EPS
Income available to common stockholders	$79,679	36,901	$2.16

For the Year Ended December 31, 2002
Basic EPS
Income available to common stockholders	$66,647	35,918	$1.86
Effect of Dilutive Securities
Stock options		687
Restricted stock	—	18

Diluted EPS
Income available to common stockholders	$66,647	36,623	$1.82

For the Year Ended December 31, 2001
Basic EPS
Income available to common stockholders	$58,844	35,805	$1.64
Effect of Dilutive Securities
Stock options		707
Restricted stock	—	17

Diluted EPS
Income available to common stockholders	$58,844	36,529	$1.61

     The per share impact of the cumulative effect of a change in accounting principle recognized in 2001, represented less than $0.01 per share.

NOTE 16 – SEGMENT INFORMATION

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

     The Dispensing Systems segment is an aggregate of four of the Company’s five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three products are sold to all of the markets served by the Company including the fragrance/cosmetic, pharmaceutical, personal care, household and food/beverage markets.
     SeaquistPerfect represents the Company’s fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household and food/beverage markets.
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses and income taxes (collectively

46 /ATR
2003 Form 10-K

referred to as “EBIT”) excluding unusual items. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.
     Financial information regarding the Company’s reportable segments is shown below:

				Corporate and
Years Ended December 31,	Dispensing Systems		SeaquistPerfect	Other	Totals
Total Revenue:
2003	$928,887	$193,813		$—	$1,122,700
2002	766,768	170,320			937,088
2001	747,659	154,159			901,818

Less: Intersegment Sales:
2003	$2,522	$5,489		$—	$8,011
2002	2,640	7,757			10,397
2001	1,203	8,629			9,832

Net Sales:
2003	$926,365	$188,324		$—	$1,114,689
2002	764,128	162,563			926,691
2001	746,456	145,530			891,986

EBIT:
2003	$125,911	$15,482		$(15,972)	$125,421
2002	114,517	11,070		(12,766)	112,821
2001	119,761	5,843		(13,889)	111,715

Total Assets:
2003	$961,661	$149,051		$153,631	$1,264,343
2002	829,628	130,126		87,917	1,047,671
2001	750,527	118,881		53,274	922,682

Depreciation and Amortization:
2003	$69,919	$15,177		$755	$85,851
2002	57,083	14,133		786	72,002
2001	57,685	13,229		813	71,727

Capital Expenditures:
2003	$60,289	$15,384		$1,596	$77,269
2002	75,997	13,498		283	89,778
2001	77,228	14,628		365	92,221

47 /ATR
2003 Form 10-K

Reconciliation of segment EBIT, depreciation and amortization, and total assets to consolidated totals is as follows:

	2003	2002	2001
Income Before Income Taxes:
Total EBIT for reportable segments	$125,421	$112,821	$111,715
Acquired R&D expense(1)	(1,250)
Strategic Initiative related costs(1)	—	(1,683)	(9,610)
Patent dispute settlement(1)	—	(4,168)	—
Interest expense, net	(6,901)	(8,612)	(13,750)

Income before income taxes	$117,270	$98,358	$88,355

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$85,851	$72,002	$71,727
Strategic Initiative related costs(1)	—	139	1,857

Consolidated Total	$85,851	$72,141	$73,584

Total Assets:
Total assets for reportable segments	$1,264,343	$1,047,671	$922,682
Asset write-off as part of Strategic Initiative(1)	—	—	(7,355)

Consolidated Total	$1,264,343	$1,047,671	$915,327

(1)	Acquired R&D costs, Strategic Initiative related costs and patent dispute settlement are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

GEOGRAPHIC INFORMATION

     The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net Sales to Unaffiliated Customers(1):
United States	$345,624	$336,635	$334,509
Europe:
France	276,755	216,695	209,588
Germany	189,094	126,960	119,476
Italy	109,776	91,533	82,424
Other Europe	97,449	78,068	70,387

Total Europe	673,074	513,256	481,875
Other Foreign Countries	95,991	76,800	75,602

Total	$1,114,689	$926,691	$891,986

48 /ATR
2003 Form 10-K

	2003	2002	2001
Long-Lived Assets:
United States	$221,465	$221,978	$220,024
Europe:
France	145,791	131,542	111,780
Germany	138,886	118,076	97,359
Italy	77,866	71,914	58,941
Other Europe	49,728	29,536	22,467

Total Europe	412,271	351,068	290,547
Other Foreign Countries	28,036	23,129	24,980

Total	$661,772	$596,175	$535,551

(1)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

	2003	2002	2001
Product Net Sales Information:
Pumps	$645,596	$552,243	$550,601
Closures	251,627	204,308	193,065
Valves	158,340	143,042	128,056
Other	59,126	27,098	20,264

Total	$1,114,689	$926,691	$891,986

     No single customer represents 10% or more of either of the Company’s reportable segment’s net sales.

NOTE 17 – PATENT DISPUTE SETTLEMENT

In May 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. As a result of the settlement, the Company recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in the first quarter of 2002.

NOTE 18 – ACQUIRED RESEARCH AND DEVELOPMENT CHARGE

In the third quarter of 2003, the Company acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder technology dispensing systems for the pharmaceutical market. Approximately $1.3 million ($.8 million after-tax) of acquired intellectual property was expensed in the quarter because it was for a particular research and development project while the equipment purchased was capitalized and included in fixed assets.

49 /ATR
2003 Form 10-K

NOTE 19    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2003 and 2002 are as follows:

	Quarter
					Total
	First	Second	Third	Fourth	for Year
Year Ended December 31, 2003:
Net sales	$265,149	$288,087	$281,310	$280,143	$1,114,689
Gross profit(1)	72,265	78,758	74,599	73,241	298,863
Net income(2)	19,206	21,349	19,107	20,017	79,679

Per Common Share – 2003:
Net income
Basic(2)	$.53	$.59	$.53	$.55	$2.21
Diluted(2)	.53	.58	.51	.54	2.16
Dividends declared	.06	.06	.07	.07	.26
Stock price high(3)	33.02	36.50	39.70	39.80	39.80
Stock price low(3)	26.51	30.65	35.15	34.50	26.51
Average number of shares outstanding:
Basic	35,937	36,031	36,207	36,298	36,119
Diluted	36,504	36,856	37,159	37,210	36,901

Year Ended December 31, 2002:
Net sales	$218,707	$233,154	$239,764	$235,066	$926,691
Gross profit(1)	61,767	68,188	66,818	65,662	262,435
Net income(4)	13,275	17,539	17,778	18,055	66,647

Per Common Share – 2002:
Net income
Basic(4)	$.37	$.49	$.49	$.50	$1.86
Diluted(4)	.36	.48	.49	.50	1.82
Dividends paid	.06	.06	.06	.06	.24
Stock price high(3)	35.42	38.74	32.60	33.01	38.74
Stock price low(3)	29.75	30.75	26.30	24.84	24.84
Average number of shares outstanding:
Basic	35,863	35,940	35,952	35,918	35,918
Diluted	36,679	36,893	36,531	36,419	36,623

(1)	Gross profit is defined as net sales less cost of sales and depreciation.
(2)	The third quarter of 2003 includes an after-tax acquired research and development charge of $837, or $0.02 per basic and diluted share.
(3)	The stock price high and low amounts were computed using the intra-day New York Stock Exchange composite price history.
(4)	The first quarter of 2002 includes after-tax Strategic Initiative costs of $61 and an after-tax Patent Dispute Settlement of $2,737 for a total of $0.08 per basic and diluted share. The second quarter of 2002 includes after-tax Strategic Initiative costs of $815, or $0.02 per basic and diluted share. The after-tax Strategic Initiative costs in the third and fourth quarters were $22 and $153, respectively, which had an immaterial impact on basic and diluted earnings per share.

50 /ATR
2003 Form 10-K

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in equity present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AptarGroup, Inc.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2003, AptarGroup, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 10, 2004

51 /ATR
2003 Form 10-K

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                         CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 29, 2004.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors may be found under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004 and is incorporated herein by reference.

     Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report (which is incorporated herein by reference).

     Information with respect to audit committee financial experts may be found under the caption “Audit Committee Report” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004 and is incorporated herein by reference.

     Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Corporate Governance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004 and is incorporated herein by reference.

     The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the headings “Board Compensation” and “Executive Compensation” (other than “Compensation Committee Report on Executive Compensation” and “Performance Graph”) in the Company Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

52 /ATR
2003 Form 10-K

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading “Certain Transactions” in the Company Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services may be found under the caption “Independent Auditor Fees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

	Description
(1)	All Financial Statements
	The financial statements are set forth under Item 8 of this report on Form 10-K
	Consolidated Statements of Income	25
	Consolidated Balance Sheets	26
	Consolidated Statements of Cash Flows	28
	Consolidated Statements of Changes in Equity	29
	Notes to Consolidated Financial Statements	30
	Report of Independent Auditors	51

(2)	Schedule required by Article 12 of Regulation S-X
	Report of Independent Auditors on
	Financial Statement Schedule	55
	II - Valuation and Qualifying Accounts	56
	All other schedules have been omitted because they are not applicable or not required.

(3)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 57-58 of this report.

(b)	Reports on Form 8-K during the quarter ended December 31, 2003:

On October 16, 2003 the Company furnished a report on Form 8-K, pursuant to Item 12 of Form 8-K, disclosing the press release of AptarGroup, Inc. dated October 16, 2003. *

*	This report on Form 8-K has been furnished to the SEC and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

53 /ATR
2003 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 3rd day of March 2004.

APTARGROUP, INC.
(Registrant)

By	/s/ STEPHEN J. HAGGE

Stephen J. Hagge
Executive Vice President,
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	March 3, 2004

/s/ CARL A. SIEBEL Carl A. Siebel	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004

/s/ PETER PFEIFFER Peter Pfeiffer	Vice Chairman of the Board and Director	March 3, 2004

/s/ STEPHEN J. HAGGE Stephen J. Hagge	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	March 3, 2004

/s/ ALAIN CHEVASSUS Alain Chevassus	Director	March 3, 2004

/s/ RODNEY L. GOLDSTEIN Rodney L. Goldstein	Director	March 3, 2004

/s/ RALPH GRUSKA Ralph Gruska	Director	March 3, 2004

/s/ LEO A. GUTHART Leo A. Guthart	Director	March 3, 2004

/s/ PROF. DR. ROBERT W. HACKER Prof. Dr. Robert W. Hacker	Director	March 3, 2004

/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	March 3, 2004

54 /ATR
2003 Form 10-K

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of AptarGroup, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 10, 2004, appearing on page 54 of this report on Form 10-K of AptarGroup, Inc. also included an audit of the Financial Statement Schedule listed in Item 15(a) (2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 10, 2004

55 /ATR
2003 Form 10-K

AptarGroup, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001

Dollars in Thousands

	Balance at	Charged to	Additions to/	Balance
	Beginning	Costs and	(Deductions) from	at End
	of Period	Expenses	Reserve(a)	of Period
2003
Allowance for doubtful accounts	$8,233	$1,772	$ (472)	$9,533
Inventory obsolescence reserve	14,842	704	1,576	17,122

2002
Allowance for doubtful accounts	$7,366	$2,453	$ (1,586)	$8,233
Inventory obsolescence reserve	10,594	4,557	(309)	14,842

2001
Allowance for doubtful accounts	$6,927	$1,879	$ (1,440)	$7,366
Inventory obsolescence reserve	8,840	4,198	(2,444)	10,594

(a)	Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments.

56 /ATR
2003 Form 10-K

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i)	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3 (i) to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and National City Bank, as rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.

4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4*	Multicurrency Credit Agreement dated as of February 27, 2004 among AptarGroup, Inc., and AptarGroup Holding SAS, the lenders party thereto, Societe General, New York Branch as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Keybank, National Association, and LaSalle Bank National Association as Co-Documentation Agents, and Bank of America, N.A. as Administrative Agent.
10.1	AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1 (included as Appendix B to the Prospectus) to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the “Form S-1”), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2 (included as Appendix C to the Prospectus) to the Form S-1, is hereby incorporated by reference.**
10.3	Managing Director Employment Agreement dated January 2, 1981 of Mr. Peter Pfeiffer, filed as Exhibit 10.4 to the Form S-1, is hereby incorporated by reference.**
10.4	Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Form S-1, is hereby incorporated by reference.**
10.5	Service Agreement dated April 22, 1993, between AptarGroup, Inc. and Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 to the 1993 10-K, is hereby incorporated by reference.**
10.6	First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the 1993 10-K, is hereby incorporated by reference.**
10.7	Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.8 to the 1993 10-K, is hereby incorporated by reference.**
10.8	Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit 10.10 to the 1993 10-K, is hereby incorporated by reference.**
10.9	Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
10.10*	Employment Agreement dated December 1, 2003 of Stephen J. Hagge.**
10.11	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.12	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**

57 /ATR
2003 Form 10-K

Exhibit
Number	Description
10.14	Amendment dated February 17, 2002, to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.17 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Amendment No. 1 to Service Agreement dated January 1, 2000 of Carl A. Siebel, filed as Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
10.16	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.17	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.18	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.19	Supplement to the pension scheme agreement dated October 16, 2001 pertaining to the pension plan between AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.20*	Amendment dated January 9, 2004 to Employment Agreement dated February 17, 1999 of Emil Meshberg.**
10.21*	Employment Agreement dated December 1, 2003 of Patrick F. Doherty.**
10.22*	Employment Agreement dated January 10, 2003 of Jacques Blanie.**
10.23*	Employment Agreement dated January 19, 1989 of Jacques Blanie.**
10.24*	Employment Agreement dated December 1, 2003 of Eric Ruskoski.**
21*	List of Subsidiaries.
23*	Consent of Independent Accountants.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

58 /ATR
2003 Form 10-K