Form 10-Q
period 2004-03-31
APTARGROUP INC
filed 2004-04-30
CIK 896622

806658UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from —to—

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 28, 2004).

Common Stock	36,548,455

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2004

 i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2004	2003

Net Sales	$315,603	$265,149
Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	211,581	172,588
Selling, research & development and administrative	48,269	41,449
Depreciation and amortization	24,050	20,772

	283,900	234,809

Operating Income	31,703	30,340

Other Income (Expense):
Interest expense	(2,229)	(2,409)
Interest income	1,018	623
Equity in results of affiliates	442	182
Minority interests	(119)	(19)
Miscellaneous, net	413	164

	(475)	(1,459)

Income Before Income Taxes	31,228	28,881

Provision for Income Taxes	9,993	9,675

Net Income	$21,235	$19,206

Net Income Per Common Share:
Basic	$.58	$.53

Diluted	$.57	$.53

Average number of shares outstanding:
Basic	36,402	35,937
Diluted	37,355	36,504

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2004	2003
Assets

Current Assets:
Cash and equivalents	$181,590	$164,982
Accounts and notes receivable, less allowance for doubtful accounts of $9,515 in 2004 and $9,533 in 2003	248,090	231,976
Inventories	170,201	165,207
Prepayments and other	31,443	40,289

	631,324	602,454

Property, Plant and Equipment:
Buildings and improvements	159,452	167,684
Machinery and equipment	950,926	960,193

	1,110,378	1,127,877
Less: Accumulated depreciation	(648,934)	(651,080)

	461,444	476,797
Land	6,731	6,634

	468,175	483,431

Other Assets:
Investments in affiliates	12,698	13,018
Goodwill	135,566	136,660
Intangible assets	14,711	14,692
Miscellaneous	17,630	14,088

	180,605	178,458

Total Assets	$1,280,104	$1,264,343

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$89,793	$88,871
Current maturities of long-term obligations	6,944	7,839
Accounts payable and accrued liabilities	193,527	186,510

	290,264	283,220

Long-Term Obligations	124,761	125,196

Deferred Liabilities and Other:
Deferred income taxes	42,279	39,757
Retirement and deferred compensation plans	22,438	22,577
Deferred and other non-current liabilities	2,750	4,084
Minority interests	6,470	6,457

	73,937	72,876

Stockholders’ Equity:
Common stock, $.01 par value	379	377
Capital in excess of par value	140,485	136,710
Retained earnings	637,239	618,547
Accumulated other comprehensive income	50,511	65,708
Less treasury stock at cost, 1.4 million shares in 2004 and 2003	(37,472)	(38,291)

	791,142	783,051

Total Liabilities and Stockholders’ Equity	$1,280,104	$1,264,343

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2004	2003

Cash Flows From Operating Activities:
Net income	$21,235	$19,206
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	23,464	20,297
Amortization	586	475
Provision for bad debts	332	469
Minority interests	119	19
Deferred income taxes	488	(195)
Retirement and deferred compensation plans	(2,121)	(1,736)
Equity in results of affiliates in excess of cash distributions received	(442)	(182)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(17,656)	(18,589)
Inventories	(7,173)	(6,796)
Prepaid and other current assets	598	(2,407)
Accounts payable and accrued liabilities	8,755	5,972
Income taxes payable	3,974	4,915
Other changes, net	3,648	802

Net Cash Provided by Operations	35,807	22,250

Cash Flows From Investing Activities:
Capital expenditures	(19,467)	(18,531)
Disposition of property and equipment	3,693	154
Intangible assets	(725)	18
Collection (issuance) of notes receivable, net	45	(15)

Net Cash Used by Investing Activities	(16,454)	(18,374)

Cash Flows From Financing Activities:
Proceeds from notes payable	922	14,795
Proceeds from long-term obligations	—	296
Repayments of long-term obligations	(2,041)	(5,129)
Dividends paid	(2,543)	(2,155)
Proceeds from stock options exercises	4,203	1,576
Purchase of treasury stock	—	(1,349)

Net Cash Provided by Financing Activities	541	8,034

Effect of Exchange Rate Changes on Cash	(3,286)	3,001

Net Increase in Cash and Equivalents	16,608	14,911
Cash and Equivalents at Beginning of Period	164,982	90,205

Cash and Equivalents at End of Period	$181,590	$105,116

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

     In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
     At March 31, 2004 and March 31, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Three Months Ended March 31,	2004	2003

Net income, as reported	$21,235	$19,206
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(846)	(1,081)

Pro forma net income	$20,389	$18,125

Earnings per share:
Basic — as reported	$.58	$.53

Basic — pro forma	$.56	$.50

Diluted — as reported	$.57	$.53

Diluted — pro forma	$.55	$.50

NOTE 2 — INVENTORIES

At March 31, 2004 and December 31, 2003, approximately 21% and 23%, respectively, of the total inventories are accounted for by using the LIFO method, while the remaining inventories are valued using the FIFO method. Inventories, by component, consisted of:

	March 31,	December 31,
	2004	2003

Raw materials	$56,225	$54,602
Work-in-process	43,596	39,165
Finished goods	72,209	72,969

	172,030	166,736
Less LIFO Reserve	(1,829)	(1,529)

Total	$170,201	$165,207

     Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

NOTE 3 -GOODWILL AND OTHER INTANGIBLE ASSETS

The table below shows a summary of intangible assets as of March 31, 2004 and December 31, 2003.

		2004			2003
	Weighted-
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	15	$16,282	$(6,114)	$10,168	$16,625	$(5,908)	$10,717
License agreements and other	6	8,130	(4,108)	4,022	7,485	(4,043)	3,442

	12	24,412	(10,222)	14,190	24,110	(9,951)	14,159

Unamortized intangible assets:
Trademarks		460	—	460	470	—	470
Minimum pension Liability		61	—	61	63	—	63

		521	—	521	533	—	533

Total intangible assets		$24,933	$(10,222)	$14,711	$24,643	$(9,951)	$14,692

     Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2004 and 2003 was $586 and $475, respectively.

     Estimated amortization expense for the years ending December 31 is as follows:

2004	$2,195
2005	1,914
2006	1,717
2007	1,716
2008	1,716

     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2004.
     The changes in the carrying amount of goodwill since the year ended December 31, 2003 are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total

Balance as of January 1, 2004	$134,800	$1,860	$136,660
Foreign currency exchange effects	(1,094)	—	(1,094)

Balance as of March 31, 2004	$133,706	$1,860	$135,566

NOTE 4 — COMPREHENSIVE INCOME/(LOSS)

AptarGroup’s total comprehensive income/(loss) was as follows:

Three Months Ended March 31,
	2004	2003

Net income	$21,235	$19,206
Foreign currency translation adjustments	(15,197)	19,529

Total comprehensive income	$6,038	$38,735

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

Three months ended March 31,

	Domestic Plans		Foreign Plans
	2004	2003	2004	2003
Service cost	$853	$702	$227	$197
Interest cost	548	457	321	259
Expected return on plan assets	(603)	(416)	(94)	(66)
Amortization of prior service cost	6	5	25	27
Amortization of net loss	73	15	58	70

Net periodic benefit cost	$877	$763	$537	$487

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $1.6 million to its foreign defined benefit plans and that the Company did not expect to contribute to its domestic defined benefit plans in 2004. As of March 31, 2004, the Company has contributed approximately $0.2 million to its foreign plans and did not contribute to its domestic plans. The Company presently anticipates contributing an additional $1.4 million to fund its foreign plans and does not anticipate contributing to its domestic plans in 2004.

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
     As of March 31, 2004, the Company has recorded the fair value of derivative instrument assets of $4.5 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the quarters ended March 31, 2004 or March 31, 2003 since there was no hedge ineffectiveness.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in the quarters ended March 31, 2004 or March 31, 2003.

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

OTHER

As of March 31, 2004, the Company has recorded the fair value of foreign currency forward exchange contracts of $99 thousand in prepayments and other and $639 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2004 had an aggregate contract amount of $36.8 million.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2004.

NOTE 8 — STOCK REPURCHASE PROGRAM

The Board of Directors authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase depends upon market conditions. The Company did not repurchase any shares during the quarter ended March 31, 2004. The cumulative total number of shares repurchased at March 31, 2004 was approximately 1.4 million shares for an aggregate amount of $38.3 million.

NOTE 9 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	March 31, 2004		March 31, 2003
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$21,235	$21,235	$19,206	$19,206

Average equivalent shares
Shares of common stock	36,402	36,402	35,937	35,937
Effect of dilutive stock options
Stock options	944	—	564	—
Restricted stock	9	—	3	—

Total average equivalent shares	37,355	36,402	36,504	35,937

Net income per share	$0.57	$0.58	$0.53	$0.53

     No antidilutive options were outstanding for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, options to purchase 648 thousand shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive

NOTE 10 — SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses and income taxes (collectively referred to as “EBIT”) excluding unusual items. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

Financial information regarding the Company’s reportable segments is shown below:

			Corporate
Three months ended March 31,	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2004	$262,235	$55,761		$317,996
2003	219,168	47,866		267,034

Less: Intersegment Sales
2004	$785	$1,608		$2,393
2003	698	1,187		1,885

Net Sales
2004	$261,450	$54,153		$315,603
2003	218,470	46,679		265,149

EBIT
2004	$31,297	$5,292	$(4,150)	$32,439
2003	29,899	4,568	(3,800)	30,667

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

Three months ended March 31,	2004	2003

Income before income taxes
Total EBIT for reportable segments	$32,439	$30,667
Interest expense, net	(1,211)	(1,786)

Income before income taxes	$31,228	$28,881

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2004	2003

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.0	65.1
Selling, research & development and administration	15.3	15.6
Depreciation and amortization	7.6	7.9

Operating Income	10.1	11.4
Other income (expense)	(0.2)	(0.6)

Income before income taxes	9.9	10.8

Net income	6.7%	7.2%

Effective Tax Rate	32.0%	33.5%

NET SALES

We achieved record net sales of $315.6 million for the quarter ended March 31, 2004, or 19% above first quarter 2003 net sales of $265.1 million. The U.S. dollar weakened approximately 16% compared to the Euro since the first quarter of last year. Net sales excluding changes in foreign currency rates increased approximately 8% compared to the first quarter in the prior year. Approximately $11 million of the increase in sales in the first quarter of 2004 compared to the first quarter of 2003 relates to an increase in sales of custom tooling to customers. Excluding changes in foreign currency rates, the changes in sales by market were as follows:
•	Sales of our products to the personal care market increased approximately 9% in the first quarter of 2004 compared to the first quarter of 2003, primarily due to an increase in unit sales to this market of all the products we produce. Price competition continues to affect this market reducing selling prices.
•	Sales of our products to the fragrance/cosmetic market increased approximately 1% in the first quarter 2004 compared to the first quarter 2003. Price competition continues to impact the low-end sector of this market.
•	Sales of our products to the pharmaceutical market increased approximately 10% in the first quarter compared to the first quarter 2003. Sales to this market included a $7 million increase in sales of custom tooling primarily related to one specific customer project. The customer associated with this project has informed us of their decision to cancel the launch of this project. No sales were forecasted for this project in 2004, but previously expected product sales in late 2005 and beyond will not be realized. We expect sales of our current dispensing system to this customer to continue into the future. Excluding this sale of custom tooling, sales of our products to this market decreased slightly compared to the first quarter of the prior year reflecting decreased sales to a particular customer who continued to reduce inventory levels in the first quarter.
•	Sales of our products to the food/beverage markets increased approximately 27% in the first quarter 2004 compared to the first quarter 2003 reflecting the continued acceptance of our dispensing closure product range in this market.
•	Sales of our products to the household market increased approximately 11% in the first quarter 2004 compared to the first quarter 2003 primarily due to an increase in aerosol valve sales to this market.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2004	% of Total	2003	% of Total

Domestic	$90,449	29%	$82,915	31%
Europe	199,719	63%	160,878	61%
Other Foreign	25,435	8%	21,356	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 67.0% in the first quarter of 2004 compared to 65.1% in the same period a year ago. Our cost of sales percentage was negatively influenced by the following factors in 2004:

Continued Price Pressure. Pricing pressure continues to be strong in all the markets we serve, particularly in the low-end of the fragrance/cosmetic market and dispensing closure product range. We saw an increase in both direct and indirect competition from Asian suppliers. Directly, Asian suppliers began to export more spray pumps in particular to the U.S. market.

Indirectly, some fragrance marketers in the U.S. have started sourcing their entire product in Asia and importing the finished product back into the U.S. Price reductions, particularly in the areas previously mentioned, greater than cost savings achieved through productivity gains had a negative impact on the cost of sales as a percentage of net sales.

Strengthening of the Euro. We are a net importer to the U.S. of products produced in Europe. As a result, when the Euro strengthens against the U.S. dollar, products produced in Europe (with costs denominated in Euros) and imported to the U.S. increase in cost, thus having a negative impact on cost of sales.

Weakness in pharmaceutical product sales. The increase in net sales in the first quarter of 2004 came from product lines other than the pharmaceutical product line which typically carries higher margins than the other markets we serve.

Rising raw material costs. Raw material costs, in particular plastic resin, increased in the first quarter of 2004. While some of this raw material price increase has been passed on to customers, the net effect is a reduction in margin.

Operating losses and shut down expenses for a mold manufacturing facility in the U.S. We have decided to close a mold manufacturing facility in the U.S. Due to a reduction in the volume of business in the first quarter of 2004, this facility lost approximately $600 thousand. In addition, approximately $500 thousand of shut down and related severance charges were recorded relating to approximately 40 people and are included in cost of goods sold during the first quarter. This facility is expected to be closed in the second quarter of 2004 and an additional $150 of severance and related shut down costs are expected to be incurred in the second quarter.

Increased Sales of Custom Tooling. We saw approximately an $11 million increase in sales of custom tooling in the first quarter of 2004. Traditionally sales of custom tooling generates lower margins than our regular product sales and thus any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.

Partially offsetting these negative factors were the following positive impacts in 2004:

Sale of building. In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. The gain is included in cost of goods sold.

Cost Reduction Efforts. We continued to contain and reduce costs worldwide, which led to labor savings as well as productivity improvements, both of which reduced cost of goods sold.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $6.8 million in the first quarter of 2004 compared to the same period a year ago. Approximately $4.3 million of the increase is due to movement in exchange rates. We incurred approximately $250 thousand of professional fees in the quarter related to Sarbanes-Oxley compliance that we did not have in the first quarter of 2003. The remainder of the increase is due to normal inflationary cost and wage increases.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $3.3 million in the first quarter of 2004 to $24.1 million compared to $20.8 million in the first quarter of 2003. Approximately $2.1 million of the increase is due to the stronger Euro compared to the U.S. dollar in 2004. The remaining increase primarily relates to an acceleration of depreciation on equipment related to the pharmaceutical project that was canceled by our customer in the first quarter.

OPERATING INCOME

Operating income increased approximately $1.4 million in the first quarter of 2004 to $31.7 million compared to $30.3 million in the prior year. The increase is primarily due to the increase in sales volume offset by the cost increases and pricing pressure mentioned above.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2004 decreased to $0.5 million from $1.5 million in the prior year primarily reflecting decreased interest expense of $0.2 million, increased interest income of $0.4 million and an increase in the income of affiliates of $0.3 million. This reduction in interest expense is due to a reduction in interest rates combined with decreasing debt levels compared to the prior year. The increase in interest income is directly related to our growing cash position in Europe. The increase in income of affiliates is due to an increase in profits of our joint venture in 2004.

EFFECTIVE TAX RATE

The reported effective tax rate for the three months ended March 31, 2004 was 32.0%, compared to 33.5% for the same period a year ago. The decrease in the effective tax rate is primarily attributed to the mix of income earned.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

Three Months Ended March 31,	2004	2003

Net Sales	$261,450	$218,470
Earnings Before Interest and Taxes (“EBIT”)	31,297	29,899
EBIT as a percentage of Net Sales	12.0%	13.7%

     Our net sales for the Dispensing Systems segment grew by almost 20% in the first quarter of 2004 over the first quarter of 2003 reflecting strong sales of our dispensing closure product range to the personal care and food/beverage markets as well as increased sales of custom tooling to the pharmaceutical market. The strengthening Euro also helped contribute to the sales increase. Net sales excluding changes in foreign currency exchange rates increased approximately 8% from the prior year.
     Segment EBIT in the first quarter of 2004 increased nearly 5% to $31.3 million compared to $29.9 million reported in the prior year. The increase in EBIT from the prior year is primarily related to the increase in sales volume partially offset by higher material prices, continued price competition and losses and related shut down costs attributed to a mold making operation that is in the process of being shut down.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

Three Months Ended March 31,	2004	2003

Net Sales	$54,153	$46,679
Earnings Before Interest and Taxes (“EBIT”)	5,292	4,568
EBIT as a percentage of Net Sales	9.8%	9.8%

     Net sales for the quarter ended March 31, 2004 increased 16% or approximately $7.5 million to $54.2 million from $46.7 million reported in the first quarter of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 8% from the prior year, reflecting increased sales of spray and lotion pumps to the personal care market in both North America and Europe. Sales of aerosol valves to the personal care and household markets also increased in both North America and Europe in the first quarter of 2004.
     Segment EBIT in the first quarter of 2004 increased approximately 16% to $5.3 million compared to $4.6 million reported in the prior year. EBIT increased over the prior year primarily due to the increase in sales volumes.
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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Our financial condition continued to strengthen in the first quarter of 2004. Cash and equivalents increased to $181.6 million from $165.0 million at December 31, 2003. Total short and long-term interest bearing debt decreased slightly in the quarter to $221.5 million from $221.9 million at December 31, 2003. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to approximately 5% compared to 7% as of December 31, 2003.

     In the first quarter of 2004, our operations provided approximately $35.8 million in cash flow compared to $22.2 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase from the prior year is primarily attributed to an increase in profitability before depreciation expense along with better management of working capital. During the first quarter of 2004, we utilized approximately half of the operating cash flows to finance capital expenditures and the remainder was added to our cash balance.
     We used $16.5 million in cash for investing activities during the first quarter of 2004, compared to $18.4 million during the same period a year ago. The decrease in cash used for investing activities is due to higher dispositions of fixed assets in 2004 primarily related to the sale of a building. Cash outlays for capital expenditures for 2004 are estimated to be approximately $90 million.
     Cash provided by financing activities was $0.5 million in the first quarter of 2004 compared to $8.0 million in the same period a year ago. Cash proceeds of $4.2 million from stock option exercises in the first quarter of 2004 offset dividends paid to shareholders of $2.5 million and repayments of long-term debt of $2.0 million. The remainder of cash provided from financing activities came from an increase in short-term notes payable. No company stock was repurchased in the first quarter of 2004. In the first quarter of the prior year, the majority of the cash provided by financing activities came from an increase in short-term notes payable which was partially used to repay long-term obligations and pay dividends to shareholders.
     In February of 2004, we entered into a five year $150 million revolving credit facility (the “New Credit Facility”) and terminated the previous $100 million revolving credit facility that was scheduled to expire on June 30, 2004. The New Credit Facility contains substantially similar terms as the expiring facility. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At March 31, 2004, the amount unused and available under this agreement was $77 million. We are required to pay a fee of .15% for this commitment. The agreement expires on February 27, 2009.
     Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2004
Interest coverage ratio	At least 3.5 to 1	23 to 1
Debt to total capital ratio	55%	22%

     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $181.6 million in cash and equivalents is located outside of the U.S. We are currently in an overall foreign loss (“OFL”) tax situation in the U.S. Any foreign dividend repatriated back to the U.S. would be taxed up to the extent of the OFL. In 2003, we made a decision to repatriate a portion (approximately $30 million) of non-U.S. subsidiary current year earnings in 2004. We provided for additional taxes in 2003 for this repatriation. This provision, net of applicable tax credits, was $4.4 million. After the $30 million repatriation and payment of the estimated $4.4 million in additional taxes, our OFL will be eliminated. The dividend is expected to be repatriated either in the second or third quarter of 2004.
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
     The Board of Directors declared a quarterly dividend of $.07 per share payable on May 21, 2004 to stockholders of record as of April 30, 2004.

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

OUTLOOK

The positive momentum we experienced in the first quarter is expected to continue into the second quarter. Pharmaceutical volumes are expected to increase in the second quarter as sales of our products to the generic pharmaceutical market are anticipated to increase. The food/beverage and personal care markets are expected to continue to increase in the second quarter as additional new launches are brought to market by our customers. Sales of our products to the fragrance/cosmetic market are expected to continue to increase slightly over prior year volumes.

     Raw material costs, in particular plastic resin costs, have risen dramatically in the later part of the first quarter and this is expected to continue into the second quarter. This may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.
     We have filed for tax refunds totaling approximately $1.5 million in the U.S. relating to research and development expenditures incurred from 2000 through 2002. These refunds will be recognized as a reduction of our tax provision when they are received. If the tax refunds are received, we will have to pay contingent consulting fees which will be recorded in SG&A.
     Excluding the potential net effect of the tax refunds mentioned above, we anticipate diluted earnings per share for the second quarter of 2004 to be in the range of $.58 to $.63 per share compared to $.58 per share reported in the second quarter of 2003.

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
     The table below provides information as of March 31, 2004 about our forward currency exchange contracts.

All the contracts expire before the end of the fourth quarter of 2004.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$19,278	1.2413
Euro/British Pound	5,017	.6861
Euro/Japanese Yen	4,531	130.8601
Euro/Russian Ruble	2,461	35.4263
U.S. Dollar/Mexican Peso	1,050	11.1635
Euro/Swiss Franc	971	1.5579
Euro/Indonesian Rupiah	738	11430.0000
Chinese Yuan/Japanese Yen	719	13.6000
Other	2,006

Total	$36,771

     As of March 31, 2004, we have recorded the fair value of foreign currency forward exchange contracts of $99 thousand in prepayments and other and $639 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2003 had an aggregate contract amount of $29.8 million.

     At March 31, 2004, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 1.1% at March 31, 2004) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $200 assuming a tax rate of 32%. As of March 31, 2004, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $4.5 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2004 since there was no hedge ineffectiveness.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities during the quarter ended March 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
Total 1/1 - 3/31/04	0	0	0	1,570,000

     The Company announced that it would repurchase one million shares of its outstanding common stock on October 21, 1999. On October 19, 2000, the Company announced that it would repurchase an additional two million of its outstanding common stock. Combined, the Board of Directors has authorized the repurchase of a maximum of three million shares of the Company’s outstanding common stock. There is no expiration date for these repurchase programs.

     During the quarter ended March 31, 2004, the FCP Aptar Savings Plan (the “Plan”) sold 95 shares of our Common Stock on behalf of the participants at an average price of $40.05 for an aggregate amount of $3,805. At March 31, 2004, the Plan owns 4,160 shares of our Common Stock. The employees of AptarGroup S.A.S., and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1 Severance Agreement dated December 1, 2003 of Lawrence Lowrimore.

Exhibit 10.2 Supplementary Pension Plan — France dated August 24, 2001.

Exhibit 10.3 AptarGroup, Inc. Supplemental Retirement Plan dated January 1, 1994.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On February 11, 2004 the Company furnished a report on Form 8-K, pursuant to Item 12 of Form 8-K, disclosing the press release of AptarGroup, Inc. dated February 11, 2004. *

*	This report on Form 8-K has been furnished to the SEC and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc
(Registrant)

By	/s/ Stephen J. Hagge
Stephen J. Hagge
Executive Vice President, Chief
Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: April 30, 2004

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Severance Agreement dated December 1, 2003 of Lawrence Lowrimore.

10.2	Supplementary Pension Plan — France dated August 24, 2001.

10.3	AptarGroup, Inc. Supplemental Retirement Plan dated January 1, 1994.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.