Form 10-Q
period 2004-06-30
APTARGROUP INC
filed 2004-07-30
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 28, 2004).

Common Stock          36,405,688

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2004

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	$311,844	$288,087	$627,447	$553,236

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	206,202	188,285	417,783	360,873
Selling, research & development and administrative	46,793	44,849	95,062	86,298
Depreciation and amortization	23,433	21,540	47,483	42,312

	276,428	254,674	560,328	489,483

Operating Income	35,416	33,413	67,119	63,753

Other Income (Expense):
Interest expense	(2,495)	(2,427)	(4,724)	(4,836)
Interest income	872	689	1,890	1,312
Equity in results of affiliates	251	156	693	338
Minority interests	(153)	(98)	(272)	(117)
Miscellaneous, net	(388)	226	25	390

	(1,913)	(1,454)	(2,388)	(2,913)

Income Before Income Taxes	33,503	31,959	64,731	60,840

Provision for Income Taxes	10,721	10,610	20,714	20,285

Net Income	$22,782	$21,349	$44,017	$40,555

Net Income Per Common Share:
Basic	$0.62	$0.59	$1.21	$1.13

Diluted	$0.61	$0.58	$1.18	$1.11

Average number of shares outstanding:
Basic	36,527	36,031	36,464	35,984
Diluted	37,462	36,856	37,377	36,666

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2004	2003

Assets
Current Assets:
Cash and equivalents	$187,068	$164,982
Accounts and notes receivable, less allowance for doubtful accounts of $9,175 in 2004 and $9,533 in 2003	246,326	231,976
Inventories	176,496	165,207
Prepayments and other	35,247	40,289

	645,137	602,454

Property, Plant and Equipment:
Buildings and improvements	165,053	167,684
Machinery and equipment	966,783	960,193

	1,131,836	1,127,877
Less: Accumulated depreciation	(665,776)	(651,080)

	466,060	476,797
Land	7,657	6,634

	473,717	483,431

Other Assets:
Investments in affiliates	13,430	13,018
Goodwill	135,171	136,660
Intangible assets	14,566	14,692
Miscellaneous	15,335	14,088

	178,502	178,458

Total Assets	$1,297,356	$1,264,343

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2004	2003

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$62,248	$88,871
Current maturities of long-term obligations	6,325	7,839
Accounts payable and accrued liabilities	202,619	186,510

	271,192	283,220

Long-Term Obligations	147,374	125,196

Deferred Liabilities and Other:
Deferred income taxes	43,032	39,757
Retirement and deferred compensation plans	22,945	22,577
Deferred and other non-current liabilities	2,585	4,085
Minority interests	6,583	6,457

	75,145	72,876

Stockholders’ Equity:
Common stock, $.01 par value	380	377
Capital in excess of par value	142,205	136,710
Retained earnings	657,462	618,547
Accumulated other comprehensive income	44,457	65,708
Less treasury stock at cost, 1.5 and 1.4 million shares in 2004 and 2003, respectively.	(40,859)	(38,291)

	803,645	783,051

Total Liabilities and Stockholders’ Equity	$1,297,356	$1,264,343

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2004	2003

Cash Flows From Operating Activities:
Net income	$44,017	$40,555
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	46,344	41,340
Amortization	1,139	972
Provision for bad debts	324	912
Minority interests	272	117
Deferred income taxes	(15)	(177)
Retirement and deferred compensation plans	821	(453)
Equity in results of affiliates in excess of cash distributions received	(693)	(338)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(18,532)	(26,842)
Inventories	(15,256)	(13,408)
Prepaid and other current assets	2,148	(4,846)
Accounts payable and accrued liabilities	12,514	4,971
Income taxes payable	6,870	11,160
Other changes, net	2,014	2,286

Net Cash Provided by Operations	81,967	56,249

Cash Flows From Investing Activities:
Capital expenditures	(51,767)	(35,880)
Disposition of property and equipment	4,481	942
Intangible assets	(1,241)	(251)
Issuance of notes receivable, net	450	604

Net Cash Used by Investing Activities	(48,077)	(34,585)

Cash Flows From Financing Activities:
(Repayments)/proceeds from notes payable	(26,411)	9,000
Proceeds from long-term obligations	25,000	655
Repayments of long-term obligations	(3,146)	(6,827)
Dividends paid	(5,102)	(4,315)
Proceeds from stock options exercises	6,429	3,628
Purchase of treasury stock	(3,892)	(1,348)

Net Cash Provided/(Used) by Financing Activities	(7,122)	793

Effect of Exchange Rate Changes on Cash	(4,682)	8,528

Net Increase in Cash and Equivalents	22,086	30,985
Cash and Equivalents at Beginning of Period	164,982	90,205

Cash and Equivalents at End of Period	$187,068	$121,190

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
     At June 30, 2004 and June 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003

	Net income, as reported	$22,782	$21,349	$44,017	$40,555
Deduct:	Total stock-based employee
	compensation expense determined
	under fair value based method for all
	awards, net of related tax effects	868	1,049	1,714	2,130

	Pro forma net income	$21,914	$20,300	$42,303	$38,425

	Earnings per share:
	Basic — as reported	$0.62	$0.59	$1.21	$1.13
	Basic — pro forma	$0.60	$0.56	$1.16	$1.07
	Diluted — as reported	$0.61	$0.58	$1.18	$1.11
	Diluted — pro forma	$0.58	$0.55	$1.13	$1.05

NOTE 2 — INVENTORIES

At June 30, 2004 and December 31, 2003, approximately 21% and 23%, respectively, of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

	June 30,	December 31,
	2004	2003

Raw materials	$60,591	$54,602
Work in progress	43,677	39,165
Finished goods	74,207	72,969

	178,475	166,736
Less LIFO Reserve	(1,979)	(1,529)

Total	$176,496	$165,207

     Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The table below shows a summary of intangible assets as of June 30, 2004 and December 31, 2003.

		2004			2003
Weighted-
Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	15	$16,153	$(6,369)	$9,784	$16,625	$(5,908)	$10,717
License agreements, and other	6	8,603	(4,338)	4,265	7,485	(4,043)	3,442

	12	24,756	(10,707)	14,049	24,110	(9,951)	14,159

Unamortized intangible assets:
Trademarks		456	—	456	470	—	470
Minimum pension liability		61	—	61	63	—	63

		517	—	517	533	—	533

Total intangible assets		$25,273	$(10,707)	$14,566	$24,643	$(9,951)	$14,692

     Aggregate amortization expense for the intangible assets above for the three months ended June 30, 2004 and June 30, 2003 was $553 and $497, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2004 and June 30, 2003 was $1,139 and $972, respectively.

     Estimated amortization expense for the years ending December 31 is as follows:

2004	$2,174
2005	1,804
2006	1,722
2007	1,720
2008	1,721

     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2004.

     The changes in the carrying amount of goodwill since the year ended December 31, 2003 are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total

Balance as of January 1, 2004	$134,800	$1,860	$136,660
Foreign currency exchange effects	(1,489)	—	(1,489)

Balance as of June 30, 2004	$133,311	$1,860	$135,171

NOTE 4 — COMPREHENSIVE INCOME/(LOSS)

AptarGroup’s total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$22,782	$21,349	$44,017	$40,555
Add: foreign currency translation adjustment	(6,054)	33,050	(21,251)	52,579

Total comprehensive income	$16,728	$54,399	$22,766	$93,134

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

Three months ended June 30,
	Domestic Plans		Foreign Plans
	2004	2003	2004	2003

Service cost	$853	$702	$219	$189
Interest cost	548	457	310	247
Expected return on plan assets	(603)	(416)	(91)	(64)
Amortization of prior service cost	6	5	24	25
Amortization of net gain	73	15	56	67

Net periodic benefit cost	$877	$763	$518	$464

Six months ended June 30,
	Domestic Plans		Foreign Plans
	2004	2003	2004	2003

Service cost	$1,706	$1,404	$446	$386
Interest cost	1,096	914	631	506
Expected return on plan assets	(1,206)	(832)	(185)	(130)
Amortization of prior service cost	12	10	49	52
Amortization of net gain	146	30	114	137

Net periodic benefit cost	$1,754	$1,526	$1,055	$951

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $1.6 million to its foreign defined benefit plans and that the Company did not expect to contribute to its domestic defined benefit plans in 2004. As of June 30, 2004, the Company contributed approximately $0.4 million to its foreign plans and did not contribute to its domestic plans. The Company presently anticipates contributing an additional $1.2 million to fund its foreign plans and does not anticipate contributing to its domestic plans in 2004.

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
     As of June 30, 2004, the Company recorded the fair value of derivative instrument assets of $2.8 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the three or six months ended June 30, 2004 or June 30, 2003 since there was no hedge ineffectiveness.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in the quarters or six months ended June 30, 2004 or June 30, 2003.

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

OTHER

As of June 30, 2004, the Company recorded the fair value of foreign currency forward exchange contracts of $321 in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of June 30, 2004 had an aggregate contract amount of $50.8 million.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.

     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2004.

NOTE 8 — STOCK REPURCHASE PROGRAM

In July 2004, the Board of Directors authorized the repurchase of an additional two million shares of the Company’s outstanding common stock, bringing the maximum number of shares to be repurchased to five million. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended June 30, 2004, the Company repurchased 100 thousand shares for an aggregate amount of $3.9 million. The cumulative total number of shares repurchased through June 30, 2004 was approximately 1.5 million shares for an aggregate amount of $42.2 million.

NOTE 9 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2004		June 30, 2003
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$22,782	$22,782	$21,349	$21,349

Average equivalent shares
Shares of common stock	36,527	36,527	36,031	36,031
Dilutive effect of:
Stock options	925	—	792	—
Restricted stock	10	—	33	—

Total average equivalent shares	37,462	36,527	36,856	36,031

Net income per share	$0.61	$0.62	$0.58	$0.59

	Six months ended
	June 30, 2004		June 30, 2003
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$44,017	$44,017	$40,555	$40,555

Average equivalent shares
Shares of common stock	36,464	36,464	35,984	35,984
Dilutive effect of:
Stock options	905	—	649	—
Restricted stock	8	—	33	—

Total average equivalent shares	37,377	36,464	36,666	35,984

Net income per share	$1.18	$1.21	$1.11	$1.13

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

Financial information regarding the Company’s reportable segments is shown below:

Quarter ended June 30,			Corporate
	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2004	$261,879	$52,054		$313,933
2003	243,164	46,785		289,949

Less: Intersegment Sales
2004	$887	$1,202		$2,089
2003	775	1,087		1,862

Net Sales
2004	$260,992	$50,852		$311,844
2003	242,389	45,698		288,087

EBIT
2004	$34,970	$4,758	$(4,602)	$35,126
2003	33,894	4,231	(4,428)	33,697

Six Months ended June 30,			Corporate
	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2004	$524,114	$107,815		$631,929
2003	462,332	94,651		556,983

Less: Intersegment Sales
2004	$1,672	$2,810		$4,482
2003	1,473	2,274		3,747

Net Sales
2004	$522,442	$105,005		$627,447
2003	460,859	92,377		553,236

EBIT
2004	$66,267	$10,050	$(8,752)	$67,565
2003	63,793	8,799	(8,228)	64,364

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Income before income taxes
Total EBIT for reportable segments	$35,126	$33,697	$67,565	$64,364
Interest expense, net	(1,623)	(1,738)	(2,834)	(3,524)

Income before income taxes	$33,503	$31,959	$64,731	$60,840

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	66.1	65.4	66.6	65.2
Selling, research & development and administration	15.0	15.6	15.1	15.6
Depreciation and amortization	7.5	7.4	7.6	7.7

Operating Income	11.4	11.6	10.7	11.5
Other income (expense)	(0.7)	(0.5)	(0.4)	(0.5)

Income before income taxes	10.7	11.1	10.3	11.0

Net income	7.3%	7.4%	7.0%	7.3%

Effective Tax Rate	32.0%	33.2%	32.0%	33.3%

NET SALES

Net sales for the quarter and six months ended June 30, 2004 of $311.8 million and $627.4 million increased 8% and 13%, respectively, over the same periods a year ago. Changes in currency rates from 2003 to 2004 accounted for approximately half of the increase in sales for both the quarter and six month periods. Sales of tooling to customers also increased approximately $2 million and $13 million for the quarter and six months ended June 30, 2004, respectively. Excluding changes in foreign currency rates, the changes in sales by market were as follows:

•	Our sales to the personal care market increased approximately 5% and 7% for the quarter and six months ended June 30, 2004, respectively, reflecting unit sales growth of both dispensing closures and spray pumps. Price competition for our dispensing closure product line continues to affect this market reducing selling prices.
•	Our sales to the fragrance/cosmetic market increased 2% and 1% for the quarter and six months ended June 30, 2004, respectively. Price competition continues to impact the low-end sector of this market.
•	Our sales to the pharmaceutical market decreased 1% and increased 5% for the quarter and six months ended June 30, 2004, respectively. Product mix had a negative impact on sales growth as sales of metered dose aerosol valves increased in both the quarter and six months ended while sales of spray pumps decreased over the same period. Typically, pharmaceutical spray pumps have a higher unit selling price than metered dose aerosol valves. The decrease in sales of pharmaceutical spray pumps for the first half of the year is due primarily to one customer that dramatically reduced its purchases beginning in the second half of 2003 to reduce its inventory levels. Sales for the quarter included approximately $1 million of milestone revenue relating to a customer project. The six months ended June 30, 2004 includes approximately a $7 million increase in sales of custom tooling primarily related to one specific customer project. The customer associated with this project has canceled the launch of this project. No sales were forecasted in 2004, but previously expected product sales in late 2005 and beyond will not be realized. However, we expect sales of our current dispensing system to this customer to continue into the future.
•	Our sales to the food/beverage markets increased approximately 28% for both the quarter and six months ended June 30, 2004, reflecting the continued acceptance of our dispensing closure product range in this market.
•	Our sales to the household market increased approximately 8% and 10% for the quarter and six months ended June 30, 2004, respectively, reflecting sales growth in both aerosol valves and spray pumps.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total

Domestic	$94,433	30%	$93,336	32%	$184,882	29%	$176,251	32%
Europe	188,391	61%	169,823	59%	388,110	62%	330,700	60%
Other Foreign	29,020	9%	24,928	9%	54,455	9%	46,285	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 66.1% in the second quarter compared to 65.4% in the second quarter of 2003. The following factors influenced our cost of sales percentage in the quarter ended June 30, 2004:

Continued Price Pressure. Pricing pressure continues in all the markets we serve, particularly in the low-end of the fragrance/cosmetic market and dispensing closure product range. We saw an increase in both direct and indirect competition from Asian suppliers. Directly, Asian suppliers continue to export more spray pumps in particular to the U.S. market. Indirectly, some fragrance marketers in the U.S. have started sourcing their entire product in Asia and importing the finished product back into the U.S. Price reductions, particularly in the areas previously mentioned, greater than cost savings achieved through productivity gains had a negative impact on cost of sales.

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

Rising Raw Material Costs. Raw material costs, in particular plastic resin and metal, increased in the second quarter and first half of 2004. Only a portion of these raw material price increases have been passed on to customers with the net effect bringing a reduction in margin.

Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S. We decided in the first quarter of 2004 to close a mold manufacturing facility in the U.S. Due to a reduction in the volume of business in the second quarter of 2004, this facility lost approximately $600 thousand. In addition, approximately $400 thousand of shut down and related severance charges were recorded relating to approximately 40 people and are included in cost of goods sold during the second quarter. This facility will be completely vacated early in the third quarter of 2004. The majority of these expenses are shown in cost of goods sold.

Our cost of sales as a percent of net sales increased to 66.6% for the six months ended June 30, 2004 compared to 65.2% for the same period a year ago. In addition to the items already mentioned above relating to the second quarter, the following factors influenced our cost of sales percentage in the first half of 2004:

Increased Sales of Custom Tooling. We saw approximately a $13 million increase in sales of custom tooling in the first half of 2004. Traditionally, sales of custom tooling generates lower margins than our regular product sales and thus, any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.

Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S. Due to the reduction in the volume of business in the first half of 2004, this facility lost approximately $1.3 million. In addition, approximately $900 thousand of shut down and related severance charges were recorded relating to approximately 40 people and are included in cost of goods sold during the first half of 2004.

Sale of Building. In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. The gain is included in cost of goods sold.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $1.9 million in the second quarter of 2004 compared to the same period a year ago. Approximately $1.7 million of the increase in SG&A is related to the strengthened Euro versus the U.S. dollar compared to the prior year. The remainder of the increase is due to normal inflationary costs and wage increases. Approximately 60% of our business is based in

Europe and has costs denominated in Euros. SG&A as a percentage of net sales for the quarter ended June 30, 2004 decreased to 15.0% from 15.6% in 2003.

     Our SG&A costs increased approximately $8.8 million for the six months ended June 30, 2004 compared to the same period a year ago. Changes in foreign currency rates accounted for approximately $6.0 million of the increase in SG&A costs. The remainder of the increase is due to normal inflationary costs and wage increases.
SG&A as a percentage of net sales for the six months ended June 30, 2004 decreased to 15.1% from 15.6% in 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $1.9 million in the second quarter of 2004 to $23.4 million compared to $21.5 million in the second quarter of 2003. Approximately $0.8 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2004. The remaining increase primarily relates to increased capital expenditures in prior years.

     Depreciation and amortization increased approximately $5.2 million for the first six months of 2004 to $47.5 million compared to $42.3 million for the first six months of 2003. Approximately $3.0 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2004. The remaining increase primarily relates to an acceleration of depreciation on equipment related to the pharmaceutical project that was canceled by our customer in the first quarter, as well as increased capital expenditures in prior years.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2004 increased to $1.9 million from $1.5 million in the prior year primarily reflecting increased foreign currency losses of approximately $0.3 million.

     Net other expenses for the six months ended June 30, 2004 decreased to $2.4 million from $2.9 million in the prior year primarily due to increased interest income of $0.6 million related to the increase in cash levels over the prior year.

EFFECTIVE TAX RATE

The reported effective tax rate for the three months and six months ended June 30, 2004 was 32% compared to 33.2% and 33.3%, for the same periods a year ago. The decrease in the effective tax rate is primarily attributed to the mix of income earned.

NET INCOME

We reported net income for the second quarter of 2004 of $22.8 million compared to $21.3 million reported in the second quarter of 2003. Net income for the six months ended June 30, 2004 was $44.0 million compared to $40.6 million for the first six months of the prior year.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	$260,992	$242,389	$522,442	$460,859
Earnings Before Interest and Taxes (“EBIT”)	34,970	33,894	66,267	63,793
EBIT as a percentage of Net Sales	13%	14%	13%	14%

Our net sales for the Dispensing Systems segment grew by approximately 8% in the second quarter of 2004 over the second quarter of 2003 reflecting strong sales of our dispensing closure product range to the food/beverage and personal care markets as well as increased sales of our pumps to the fragrance/cosmetic market. The strengthening Euro also helped contribute to the sales increase. Net sales excluding changes in foreign currency exchange rates increased approximately 2% from the prior year.

     Net sales for the Dispensing Systems segment grew approximately 13% in the first six months of 2004 compared to the first six months of 2003 for the same reasons noted above for the second quarter as well as increased custom tooling sales. Net sales for the first half of the year excluding changes in foreign currency exchange rates increased approximately 5% from the prior year.
     Segment EBIT in the second quarter of 2004 increased 3% to $35.0 million compared to $33.9 million reported in the prior year. The increase in EBIT from the prior year is primarily related to the increase in sales volume partially offset by higher material prices, continued price competition and operating losses and shut down costs attributed to a mold making operation that will be vacated early in the third quarter.
     Segment EBIT in the first six months of 2004 increased approximately 4% to $66.3 million compared to $63.8 million reported in the first six months of the prior year. The increase in EBIT from the prior year is mainly due to the same reasons noted above for the second quarter.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	$50,852	$45,698	$105,005	$92,377
Earnings Before Interest and Taxes (“EBIT”)	4,758	4,231	10,050	8,799
EBIT as a percentage of Net Sales	9%	9%	10%	10%

     Net sales for the quarter ended June 30, 2004 increased 11% or approximately $5.2 million to $50.9 million from $45.7 million reported in the second quarter of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 8% from the prior year. Net sales increased for both the personal care and household markets, reflecting strong sales of spray and lotion pumps and aerosol valves.

     Net sales for the SeaquistPerfect segment for the first six months of 2004 increased approximately 14%, or $12.6 million compared to the first six months of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 8% from the prior year. Sales increased for the same reasons noted above for the second quarter.
     Segment EBIT in the second quarter of 2004 increased approximately 12% to $4.8 million compared to $4.2 million reported in the prior year. EBIT increased over the prior year primarily due to the increase in sales volumes mentioned above combined with continued cost savings and better overhead utilization.
     Segment EBIT in the first six months of 2004 increased approximately 14% to $10.1 million compared to $8.8 million reported in the first six months of the prior year reflecting the increased sales volumes combined with productivity improvements.
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

     Additionally, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. A weaker dollar compared to the Euro makes imported European produced products more expensive thus reducing operating income margins.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Our financial condition continued to strengthen in the second quarter of 2004. Cash and equivalents increased to $187.1 million from $165.0 million at December 31, 2003. Total short and long-term interest bearing debt decreased in the quarter to $215.9 million from $221.9 million at December 31, 2003. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to approximately 3% compared to 7% as of December 31, 2003.

     In the first half of 2004, our operations provided approximately $82.0 million in cash flow compared to $56.2 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase from the prior year is primarily attributed to an increase in profitability before depreciation expense along with better management of working capital. During the first half of 2004, we utilized the operating cash flows to finance capital expenditures, pay dividends and repurchase the Company’s common stock.
     We used $48.1 million in cash for investing activities during the first half of 2004, compared to $34.6 million during the same period a year ago. The increase in cash used for investing activities is due to higher cash outlays for capital expenditures. The increase in capital expenditures in the first half of 2004 is primarily due to the purchase of a manufacturing facility in the second quarter that was previously being leased and the continued investment in new product introductions. Cash outlays for capital expenditures for 2004 are estimated to be approximately $110 million.
     Cash used by financing activities was $7.1 million in the first half of 2004 compared to cash provided by financing activities of $0.8 million in the same period a year ago. Cash proceeds of $6.4 million from stock option exercises in the first half of 2004 were offset by share repurchases of the Company’s common stock of $3.9 million and dividends paid to shareholders of $5.1 million.
     The Board of Directors increased the quarterly dividend to $.15 per share from the previous level of $.07 per share and authorized the repurchase of up to an additional 2 million shares of the Company’s common stock. This increase in dividends is expected to increase the cash used by financing activities for the second half of the year by approximately $6 million. We expect to be more aggressive in the repurchase of the Company’s stock for the remainder of the year. This will also increase the cash used by financing activities in the second half of the year.
     In February of 2004, we entered into a five year $150 million revolving credit facility (the “New Credit Facility”) and terminated the previous $100 million revolving credit facility that was scheduled to expire on June 30, 2004. The New Credit Facility contains substantially similar terms as the expiring facility. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At June 30, 2004, the amount unused and available under this agreement was $102 million. We are required to pay a fee of .15% for this commitment. The agreement expires on February 27, 2009.
     In May of 2004, we entered into a $25 million seven year debt agreement. This debt agreement is comprised of $25 million of 5.09% senior unsecured notes due May 28, 2011. The proceeds from this debt were used to pay down borrowings under the revolving credit facility.

     Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2004
Interest coverage ratio	At least 3.5 to 1	23 to 1
Debt to total capital ratio	No more than 55%	21%

     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $187.1 million in cash and equivalents is located outside of the U.S. We are expecting to repatriate, net of applicable taxes, approximately $44 million during the third quarter of 2004.

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

     In December 2003, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In December 2003, the President signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This FSP defers any accounting for the effects of the Act and requires additional disclosures pending further consideration of the underlying accounting issues. We do not provide any postretirement healthcare benefits and therefore there will be no effect on our results of operations.

OUTLOOK

The positive momentum we experienced in the first half of the year is expected to continue into the third quarter. Sales of our products to each of the markets we serve are expected to increase over the prior year. Sales of our products to the pharmaceutical market are expected to increase, particularly in light of anticipated expanding sales of our products to the generic pharmaceutical market. In addition, a pharmaceutical customer who had significantly reduced orders for pumps late in 2003 has begun placing orders. Our sales to the food/beverage and personal care markets are expected to increase as customers continue to launch new products into these markets. Sales of our fragrance/cosmetic and household products are also expected to increase over prior year third quarter volumes.

     We have filed for tax refunds totaling approximately $1.5 million in the U.S. relating to research and development expenditures incurred from 2000 through 2002. These refunds will be recognized as a reduction of our tax provision when they are received. If the tax refunds are received, we will have to pay contingent consulting fees which will be recorded in SG&A.

     Excluding the potential net effect of the tax refunds mentioned above, we anticipate diluted earnings per share for the third quarter of 2004 to be in the range of $.62 to $.67 per share compared to $.51 per share in the third quarter of 2003.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation including tax rate policies;
•	competition and technological change;
•	our ability to defend our intellectual property rights;
•	the failure by us to produce anticipated cost savings or improve productivity;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	significant fluctuations in interest rates;
•	economic and market conditions in the United States, Europe and the rest of the world;
•	changes in customer spending levels;
•	the demand for existing and new products;
•	the cost and availability of raw materials; and
•	other risks associated with our operations.

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

     Additionally, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. A weaker dollar compared to the Euro makes imported European produced products more expensive, thus reducing operating income margins.
     We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sales commitments and intercompany cash transactions denominated in foreign currencies.
     The table below provides information as of June 30, 2004 about our forward currency exchange contracts.

All the contracts expire before the end of the second quarter of 2005.

		Average Contractual
Buy/Sell	Contract Amount	Exchange Rate

Euro/U.S. Dollar	$26,473	1.2044
Swiss Francs/Euro	6,708	.6599
Euro/British Pounds	5,289	.6749
Euro/Japanese Yen	2,622	129.8813
Euro/Swiss Francs	1,939	1.5287
British Pounds/Euro	1,525	1.4983
Euro/Russian Ruble	1,464	35.8000
U.S. Dollar/Mexican Peso	1,441	11.3644
Other	3,335

Total	$50,796

     The other contracts in the above table represent contracts to buy or sell various other currencies (principally European, South American and Australian). As of June 30, 2004, we have recorded the fair value of foreign currency forward exchange contracts of $321 in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of June 30, 2003 had an aggregate contract amount of $35.2 million.

     At June 30, 2004, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 1.5% at June 30, 2004) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $200 assuming a tax rate of 32%. As of June 30, 2004, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $2.8 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2004 since there was no hedge ineffectiveness.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
EQUITY SECURITIES

PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for each month during the six months ended June 30, 2004:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
1/1 - 3/31/04	—	$—	—	1,570,000
4/1 - 4/30/04	1,500	38.89	1,500	1,568,500
5/1 - 5/31/04	98,500	38.92	98,500	1,470,000
6/1 - 6/30/04	—	—	—	1,470,000
Total	100,000	$38.92	100,000	1,470,000

     The Company announced on October 21, 1999 that it was authorized to repurchase one million shares of its outstanding common stock. On October 19, 2000, the Company announced that it was authorized to repurchase an additional two million shares of its outstanding common stock. On July 15, 2004, the Company announced that it was authorized to repurchase an additional two million shares of its outstanding common stock bringing the cumulative total repurchase authorization to five million shares of the Company’s common stock. This additional authorization of two million shares is not included in the last column of the table above. There is no expiration date for these repurchase programs.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2004, the FCP Aptar Savings Plan (the “Plan”) purchased 797 shares of our common stock on behalf of the participants at an average price of $40.02 for an aggregate amount of $31,896. At June 30, 2004, the Plan owned 4,957 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 5, 2004. A vote was taken by ballot for the election of three directors to hold office until the 2007 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

Nominee	For	Withhold	Broker Non-Votes

Alain Chevassus	31,711,707	1,077,433	-0-
Stephen J. Hagge	31,300,678	1,488,462	-0-
Carl A. Siebel	31,535,623	1,253,517	-0-

A vote was taken by ballot for the approval of the 2004 Stock Awards Plan and the 2004 Director Stock Option Plan.

	For	Against	Abstain	Broker Non-Votes

2004 Stock Awards Plan	22,863,159	6,375,574	915,326	2,635,081
2004 Director Stock Option Plan	24,191,986	5,034,385	927,687	2,635,082

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On April 15, 2004 the Company furnished a report on Form 8-K, pursuant to Item 12 of Form 8-K, disclosing the press release of AptarGroup, Inc. dated April 15, 2004. *

On April 16, 2004 the Company furnished a report on Form 8-K, pursuant to Item 12 of Form 8-K, disclosing the transcript for the webcast of the Company’s conference call dated April 16, 2004 due to technical difficulties during the live webcast. *

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

STEPHEN J. HAGGE
Executive Vice President, Chief
Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: July 30, 2004

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