Form 10-Q
period 2004-09-30
APTARGROUP INC
filed 2004-10-29
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 19, 2004).

Common Stock            35,753,576

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$325,893	$281,310	$953,340	$834,546

Operating Expenses:
Cost of sales
(exclusive of depreciation shown below)	218,417	185,774	636,200	546,647
Selling, research & development and administrative	46,963	42,374	142,025	128,672
Depreciation and amortization	23,196	21,474	70,679	63,786
Acquired research and development charge	—	1,250	—	1,250

	288,576	250,872	848,904	740,355

Operating Income	37,317	30,438	104,436	94,191

Other Income (Expense):
Interest expense	(2,794)	(2,410)	(7,518)	(7,246)
Interest income	1,022	665	2,912	1,977
Equity in results of affiliates	224	189	917	527
Minority interests	1	(138)	(271)	(255)
Miscellaneous, net	1,102	(310)	1,127	80

	(445)	(2,004)	(2,833)	(4,917)

Income Before Income Taxes	36,872	28,434	101,603	89,274
Provision for Income Taxes	11,615	9,327	32,329	29,612

Net Income	$25,257	$19,107	$69,274	$59,662

Net Income Per Common Share:
Basic	$.70	$.53	$1.91	$1.65

Diluted	$.68	$.51	$1.86	$1.62

Average number of shares outstanding:
Basic	36,107	36,207	36,344	36,059
Diluted	37,179	37,159	37,298	36,806

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and equivalents	$153,010	$164,982
Accounts and notes receivable, less allowance for doubtful accounts of $9,390 in 2004 and $9,533 in 2003	256,352	231,976
Inventories	179,547	165,207
Prepayments and other	30,863	40,289

	619,772	602,454

Property, Plant and Equipment:
Buildings and improvements	168,495	167,684
Machinery and equipment	995,189	960,193

	1,163,684	1,127,877
Less: Accumulated depreciation	(690,369)	(651,080)

	473,315	476,797
Land	7,791	6,634

	481,106	483,431

Other Assets:
Investments in affiliates	13,840	13,018
Goodwill	136,059	136,660
Intangible assets	14,607	14,692
Miscellaneous	14,109	14,088

	178,615	178,458

Total Assets	$1,279,493	$1,264,343

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$44,180	$88,871
Current maturities of long-term obligations	5,975	7,839
Accounts payable and accrued liabilities	207,319	186,510

	257,474	283,220

Long-Term Obligations	144,325	125,196

Deferred Liabilities and Other:
Deferred income taxes	42,633	39,757
Retirement and deferred compensation plans	23,865	22,577
Deferred and other non-current liabilities	2,437	4,085
Minority interests	6,674	6,457

	75,609	72,876

Stockholders’ Equity:
Common stock, $.01 par value	381	377
Capital in excess of par value	144,888	136,710
Retained earnings	677,252	618,547
Accumulated other comprehensive income	58,351	65,708
Less treasury stock at cost, 2.4 and 1.4 million shares in 2004 and 2003, respectively.	(78,787)	(38,291)

	802,085	783,051

Total Liabilities and Stockholders’ Equity	$1,279,493	$1,264,343

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2004	2003

Cash Flows From Operating Activities:
Net income	$69,274	$59,662
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	68,980	62,277
Amortization	1,699	1,508
Provision for bad debts	494	946
Minority interests	271	255
Deferred income taxes	(697)	(838)
Retirement and deferred compensation plans	1,011	139
Equity in results of affiliates in excess of cash distributions received	(917)	(527)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(18,908)	(14,246)
Inventories	(15,478)	(15,865)
Prepaid and other current assets	8,437	(1,517)
Accounts payable and accrued liabilities	13,440	5,954
Income taxes payable	3,827	12,922
Other changes, net	1,928	594

Net Cash Provided by Operations	133,361	111,264

Cash Flows From Investing Activities:
Capital expenditures	(76,187)	(56,529)
Disposition of property and equipment	5,610	1,017
Intangible assets	(1,625)	(399)
(Collection)/issuance of notes receivable, net	(627)	925

Net Cash Used by Investing Activities	(72,829)	(54,986)

Cash Flows From Financing Activities:
(Repayments)/proceeds from notes payable	(44,729)	3,564
Proceeds from long-term obligations	25,000	50
Repayments of long-term obligations	(7,810)	(11,259)
Dividends paid	(10,569)	(6,848)
Proceeds from stock options exercises	9,355	7,297
Purchase of treasury stock	(42,062)	(1,349)

Net Cash Used by Financing Activities	(70,815)	(8,545)

Effect of Exchange Rate Changes on Cash	(1,689)	10,937

Net (Decrease)/increase in Cash and Equivalents	(11,972)	58,670
Cash and Equivalents at Beginning of Period	164,982	90,205

Cash and Equivalents at End of Period	$153,010	$148,875

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
      At September 30, 2004 and September 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
	Net income, as reported	$25,257	$19,107	$69,274	$59,662
Deduct:	Total stock-based employee
	compensation expense determined
	under fair value based method for all
	awards, net of related tax effects	1,187	2,159	2,902	3,240

	Pro forma net income	$24,070	$16,948	$66,372	$56,422

	Earnings per share:
	Basic — as reported	$.70	$.53	$1.91	$1.65
	Basic — pro forma	$.67	$.47	$1.83	$1.56
	Diluted — as reported	$.68	$.51	$1.86	$1.62
	Diluted — pro forma	$.65	$.46	$1.78	$1.53

NOTE 2 — INVENTORIES

At September 30, 2004 and December 31, 2003, approximately 21% and 23%, respectively, of the total inventories are accounted for by using the last-in, first-out (LIFO) method, while the remaining inventories are valued using the first-in, first-out (FIFO) method. Inventories, by component, consisted of:

	September 30,	December 31,
	2004	2003
Raw materials	$62,095	$54,602
Work in progress	45,213	39,165
Finished goods	74,968	72,969

	182,276	166,736
Less LIFO Reserve	(2,729)	(1,529)

Total	$179,547	$165,207

     Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The table below shows a summary of intangible assets as of September 30, 2004 and December 31, 2003.

		2004			2003
	Weighted-
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	15	$16,449	$(6,809)	$9,640	$16,625	$(5,908)	$10,717
License agreements, organization costs and other	6	9,086	(4,645)	4,441	7,485	(4,043)	3,442

	12	25,535	(11,454)	14,081	24,110	(9,951)	14,159

Unamortized intangible assets:
Trademarks		464	—	464	470	—	470
Minimum pension liability		62	—	62	63	—	63

		526	—	526	533	—	533

Total intangible assets		$26,061	$(11,454)	$14,607	$24,643	$(9,951)	$14,692

     Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2004 and September 30, 2003 was $561 and $537, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2004 and September 30, 2003 was $1,699 and $1,508, respectively.

      Estimated amortization expense for the years ending December 31 is as follows:

2004 2005 2006 2007 2008	$2,180 1,695 1,721 1,718 1,719

     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2004.

     The changes in the carrying amount of goodwill since the year ended December 31, 2003 are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total
Balance as of January 1, 2004	$134,800	$1,860	$136,660
Foreign currency exchange effects	(601)	—	(601)

Balance as of September 30, 2004	$134,199	$1,860	$136,059

NOTE 4 — COMPREHENSIVE INCOME/(LOSS)

AptarGroup’s total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$25,257	$19,107	$69,274	$59,662
Add: foreign currency translation adjustment	13,894	7,752	(7,357)	60,331

Total comprehensive income	$39,151	$26,859	$61,917	$119,993

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

Three months ended September 30,
	Domestic Plans		Foreign Plans
	2004	2003	2004	2003
Service cost	$853	$702	$223	$196
Interest cost	548	457	314	258
Expected return on plan assets	(603)	(416)	(92)	(66)
Amortization of prior service cost	6	5	24	27
Amortization of net gain	73	15	57	70

Net periodic benefit cost	$877	$763	$526	$485

Nine months ended September 30,

	Domestic Plans		Foreign Plans
	2004	2003	2004	2003
Service cost	$2,559	$2,106	$669	$582
Interest cost	1,644	1,371	945	764
Expected return on plan assets	(1,809)	(1,248)	(277)	(196)
Amortization of prior service cost	18	15	73	79
Amortization of net gain	219	45	171	207

Net periodic benefit cost	$2,631	$2,289	$1,581	$1,436

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $1.6 million to its foreign defined benefit plans and that the Company did not expect to contribute to its domestic defined benefit plans in 2004. As of September 30, 2004, the Company contributed approximately $0.5 million to its foreign plans and did not contribute to its domestic plans. The Company presently anticipates contributing an additional $1.1 million to fund its foreign plans and does not anticipate contributing to its domestic plans in 2004.

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
      As of September 30, 2004, the Company recorded the fair value of derivative instrument assets of $3.5 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the three or nine months ended September 30, 2004 or September 30, 2003 since there was no hedge ineffectiveness.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in the three or nine months ended September 30, 2004 or September 30, 2003.

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

OTHER

As of September 30, 2004, the Company recorded the fair value of foreign currency forward exchange contracts of $787 in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of September 30, 2004 had an aggregate contract amount of $63.1 million.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.

      Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2004.

NOTE 8 — STOCK REPURCHASE PROGRAM

In July 2004, the Board of Directors authorized the repurchase of an additional two million shares of the Company’s outstanding common stock, bringing the maximum number of shares authorized to be repurchased to five million. The timing of and total amount expended for the share repurchase depends upon market conditions. During the quarter ended September 30, 2004, the Company repurchased 883 thousand shares for an aggregate amount of $38.2 million. The cumulative total number of shares repurchased through September 30, 2004 was approximately 2.4 million shares for an aggregate amount of $80.4 million.

NOTE 9 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2004		September 30, 2003
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$25,257	$25,257	$19,107	$19,107

Average equivalent shares
Shares of common stock	36,107	36,107	36,207	36,207
Dilutive effect of:
Stock options	1,056	—	920	—
Restricted stock	16	—	32	—

Total average equivalent shares	37,179	36,107	37,159	36,207

Net income per share	$.68	$.70	$.51	$.53

	Nine months ended
	September 30, 2004		September 30, 2003
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$69,274	$69,274	$59,662	$59,662

Average equivalent shares
Shares of common stock	36,344	36,344	36,059	36,059
Dilutive effect of:
Stock options	940	—	714	—
Restricted stock	14	—	33	—

Total average equivalent shares	37,298	36,344	36,806	36,059

Net income per share	$1.86	$1.91	$1.62	$1.65

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

Financial information regarding the Company’s reportable segments is shown below:

Quarter ended September 30,
			Corporate
	Dispensing Systems	SeaquistPerfect	and Other	Totals
Total Revenue
2004	$276,275	$52,024		$328,299
2003	234,841	48,444		283,285
Less: Intersegment Sales
2004	$661	$1,745		$2,406
2003	515	1,460		1,975
Net Sales
2004	$275,614	$50,279		$325,893
2003	234,326	46,984		281,310
EBIT
2004	$37,699	$4,318	$(3,373)	$38,644
2003	31,133	4,666	(4,370)	31,429

Nine Months ended September 30,

			Corporate
	Dispensing Systems	SeaquistPerfect	and Other	Totals
Total Revenue
2004	$800,389	$159,839		$960,228
2003	697,173	143,095		840,268
Less: Intersegment Sales
2004	$2,333	$4,555		$6,888
2003	1,988	3,734		5,722
Net Sales
2004	$798,056	$155,284		$953,340
2003	695,185	139,361		834,546
EBIT
2004	$103,966	$14,368	$(12,125)	$106,209
2003	94,926	13,465	(12,598)	95,793

Reconciliation of segment EBIT to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income before income taxes
Total EBIT for reportable segments	$38,644	$31,429	$106,209	$95,793
Acquired research and development charge (1)	—	(1,250)	—	(1,250)
Interest expense, net	(1,772)	(1,745)	(4,606)	(5,269)

Income before income taxes	$36,872	$28,434	$101,603	$89,274

(1)     Acquired research and development charge is associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding this charge and therefore this charge is shown as a reconciling item to the consolidated totals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.0	66.0	66.7	65.5
Selling, research & development and administration	14.4	15.1	14.9	15.4
Depreciation and amortization	7.1	7.7	7.4	7.6
Acquired research and development charge	—	0.4	—	0.2

Operating Income	11.5	10.8	11.0	11.3
Other income (expense)	(0.2)	(0.7)	(0.3)	(0.6)

Income before income taxes	11.3	10.1	10.7	10.7

Net income	7.8%	6.8%	7.3%	7.1%

Effective Tax Rate	31.5%	32.8%	31.8%	33.2%

NET SALES

Net sales for the quarter and nine months ended September 30, 2004 of $325.9 million and $953.3 million increased $44.6 million or 16% and $118.8 million or 14%, respectively, over the same periods a year ago. Changes in currency rates from 2003 to 2004 accounted for approximately $15 million and $54 million of the increase in sales for the quarter and nine month periods, respectively. Sales of tooling to customers also increased $5.9 million and $18.6 million for the quarter and nine months ended September 30, 2004, respectively. Excluding changes in foreign currency rates, the changes in sales by market were as follows:

•
Our sales to the personal care market increased approximately 12% and 9% for the quarter and nine months ended September 30, 2004, respectively, reflecting unit sales growth of both dispensing closures and spray pumps in the quarter, and unit sales growth as well as certain raw material related price increases for the quarter and nine months ended September 30, 2004. In addition, sales of tooling to customers increased approximately $5 million and $7 million for the three and nine month periods ended September 30, 2004, respectively. Price competition for our dispensing closure product line continues to affect this market pressuring selling prices.

•
Our sales to the fragrance/cosmetic market increased 9% and 4% for the quarter and nine months ended September 30, 2004, respectively, reflecting strength in the high end sector of this market. Price competition continues to impact the low-end sector of this market.

•
Our sales to the pharmaceutical market increased 2% and 4% for the quarter and nine months ended September 30, 2004, respectively. In the third quarter of the prior year, approximately $6 million of revenue was recorded related to a custom tooling project. Excluding tooling sales, pharmaceutical product sales increased nearly 12% in the quarter ended September 30, 2004 reflecting increased unit sales of spray pumps as well as metered dose aerosol valves. For the first nine months, product mix had a negative impact on sales growth as sales of metered dose aerosol valves increased. Typically, pharmaceutical spray pumps have a higher unit selling price than metered dose aerosol valves. Sales of pharmaceutical spray pumps during the first half of the year were adversely affected by one customer that, beginning in the second half of 2003, dramatically reduced its purchases to reduce its inventory levels. That customer began to reorder in the third quarter of 2004, contributing to the increase in sales of spray pumps in the quarter.

•
Our sales to the food/beverage markets increased approximately 29% and 24% for the quarter and nine months ended September 30, 2004, respectively, reflecting the continued acceptance of our dispensing closure product range in this market. Sales of tooling to customers increased $4.1 million and $6.9 million for the quarter and nine months ended September 30, 2004, respectively.

•
Our sales to the household market increased approximately 11% and 13% for the quarter and nine months ended September 30, 2004, respectively, reflecting sales growth in both dispensing closures and spray pumps in the quarter and aerosol valves, dispensing closures and spray pumps for the first nine months. Sales of tooling to customers increased $2.1 million and $2.6 million for the quarter and nine months ended September 30, 2004, respectively.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
Domestic	$105,708	32%	$87,933	31%	$290,590	31%	$264,183	32%
Europe	187,878	58%	167,702	60%	575,988	60%	498,403	60%
Other Foreign	32,307	10%	25,675	9%	86,762	9%	71,960	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 67.0% in the third quarter compared to 66.0% in the third quarter of 2003. The following factors influenced our cost of sales percentage in the quarter ended September 30, 2004:

Higher Quality Related Costs. We incurred higher quality related costs in the quarter. The most significant issue related to a problem encountered with resin used to make pumps for one of our pharmaceutical customers. Our resin supplier had erroneously mixed and shipped a non-approved resin with an approved resin that was not detected in our statistical in-coming quality control process. This problem cost approximately $2.2 million in the quarter. We do not expect any additional costs related to this problem in the fourth quarter.

Rising Raw Material Costs. Raw material costs, in particular plastic resin and metal, increased in the third quarter and first nine months of 2004. Only a portion of these raw material price increases have been passed on to customers with the net effect bringing a reduction in margin.

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

Increased Sales of Custom Tooling. We had a $5.9 million increase in sales of custom tooling in the third quarter of 2004. Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.

Our cost of sales as a percent of net sales increased to 66.7% for the nine months ended September 30, 2004 compared to 65.5% for the same period a year ago. In addition to the items already mentioned above relating to the third quarter, the following factors influenced our cost of sales percentage in the first nine months of 2004:

Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S. We decided in the first quarter of 2004 to close a mold manufacturing facility in the U.S. Due to a reduction in the volume of business in the first nine months of 2004, this facility lost approximately $1.4 million. In addition, approximately $1.0 million of shut down and related severance charges relating to approximately 40 people were recorded. This facility was completely vacated early in the third quarter of 2004. The majority of these expenses are shown in cost of goods sold.

Increased Sales of Custom Tooling. We had an $18.6 million increase in sales of custom tooling in the first nine months of 2004. Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.

Sale of Building. In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. The gain is included in cost of goods sold.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $4.6 million in the third quarter of 2004 compared to the same period a year ago. Approximately 60% of our business is based in Europe and has costs denominated in Euros. Approximately $2.2 million of the increase in SG&A is related to the strengthened Euro versus the U.S. dollar compared to the prior year. The remainder of the increase is primarily due to normal inflationary costs, wage increases and approximately $400 thousand related to costs incurred to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). SG&A as a percentage of net sales for the quarter ended September 30, 2004 decreased to 14.4% from 15.1% in 2003.

      Our SG&A costs increased approximately $13.4 million for the nine months ended September 30, 2004 compared to the same period a year ago. Changes in foreign currency rates accounted for approximately $8.3 million of the increase in SG&A costs. The remainder of the increase is due to normal inflationary costs, wage increases and Sarbanes-Oxley related costs of approximately $1 million. SG&A as a percentage of net sales for the nine months ended September 30, 2004 decreased to 14.9% from 15.4% in 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $1.7 million in the third quarter of 2004 to $23.2 million compared to $21.5 million in the third quarter of 2003. Approximately $1.2 million of the increase is due to changes in foreign currency rates. The remaining increase primarily relates to increased capital expenditures in prior years.

      Depreciation and amortization increased approximately $6.9 million for the first nine months of 2004 to $70.7 million compared to $63.8 million for the first nine months of 2003. Approximately $4.1 million of the increase is due to changes in foreign currency rates. The remaining increase primarily relates to an acceleration of depreciation on equipment related to a pharmaceutical project that was canceled by a customer in the first quarter, as well as increased capital expenditures in prior years.

NET OTHER EXPENSE

Net other expenses in the third quarter of 2004 decreased to $445 thousand from $2.0 million in the prior year primarily reflecting net foreign currency gains of approximately $900 thousand compared to foreign currency losses of approximately $100 thousand in 2003. The majority of the foreign currency gain relates to a foreign currency contract put in place for the repatriation of approximately $50 million from Europe to the U.S. in the third quarter of 2004.

      Net other expenses for the nine months ended September 30, 2004 decreased to $2.8 million from $4.9 million in the prior year primarily due to increased interest income of $1.0 million related to the increase in cash levels over the prior year as well as net foreign currency gains mentioned above.

EFFECTIVE TAX RATE

The reported effective tax rate for the three and nine months ended September 30, 2004 was 31.5% and 31.8%, respectively, compared to 32.8% and 33.2%, for the same periods a year ago. The decrease in the effective tax rate is primarily attributed to the mix of where the income was earned.

NET INCOME

We reported net income for the third quarter of 2004 of $25.3 million compared to $19.1 million reported in the third quarter of 2003. Net income for the nine months ended September 30, 2004 was $69.3 million compared to $59.7 million for the first nine months of the prior year.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$275,614	$234,326	$798,056	$695,185
Earnings Before Interest and Taxes (“EBIT”)	37,699	31,133	103,966	94,926
EBIT as a percentage of Net Sales	13.7%	13.3%	13.0%	13.7%

Our net sales for the Dispensing Systems segment grew by approximately 18% or $41.3 million in the third quarter of 2004 over the third quarter of 2003. Approximately $5.2 million of the increase related to an increase in sales of tooling to customers, while approximately $13 million of the increase related to the strengthening Euro. The remainder of the increase reflects strong sales of our dispensing closure product range to the food/beverage and personal care markets as well as increased sales of our pumps to the personal care and fragrance/cosmetic market.

      Net sales for the Dispensing Systems segment grew approximately 15% or $102.9 million in the first nine months of 2004 compared to the first nine months of 2003. Sales of tooling to customers accounted for $18.9 million of the increase, while approximately $46.5 million of the increase related to the strengthening Euro. The remainder of the increase reflects strong sales of our dispensing closure product range to the food/beverage and personal care markets as well as increased sales of our pumps to the personal care and fragrance/cosmetic market.
      Segment EBIT in the third quarter of 2004 increased 21% or $6.6 million to $37.7 million compared to $31.1 million reported in the prior year. The increase in EBIT from the prior year is primarily related to the increase in sales volume partially offset by higher quality related costs, higher material prices and continued price competition Segment EBIT in the first nine months of 2004 increased approximately 9.5% or $9.1 million to $104.0 million compared to $94.9 million reported in the first nine months of the prior year. The increase in EBIT from the prior year is mainly due to the same reasons noted above for the third quarter.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$50,279	$46,984	$155,284	$139,361
Earnings Before Interest and Taxes (“EBIT”)	4,318	4,666	14,368	13,465
EBIT as a percentage of Net Sales	8.6%	9.9%	9.3%	9.7%

     Net sales for the quarter ended September 30, 2004 increased 7% or approximately $3.3 million to $50.3 million from $47.0 million reported in the third quarter of the prior year. Approximately $2.0 million of the increase in sales is due to the strengthening Euro. Net sales of our products to the personal care market decreased in the quarter, while sales of our products to the household market increased in the quarter. Sales of tooling to customers were not significant in the quarter.

      Net sales for the SeaquistPerfect segment for the first nine months of 2004 increased approximately 11%, or $15.9 million to $155.3 million compared to $139.4 million in the first nine months of the prior year. Approximately $7.2 million of the increase is due to the strengthening Euro. Net sales of our products increased to both the personal care and household markets in the first nine months of 2004 compared to the same period in the prior year. Sales of tooling to customers were not significant in the quarter.
      Segment EBIT in the third quarter of 2004 decreased approximately 7% to $4.3 million compared to $4.7 million reported in the prior year. EBIT decreased over the prior year primarily due to an unfavorable customer mix in the third quarter.
      Segment EBIT in the first nine months of 2004 increased approximately 7% to $14.4 million compared to $13.5 million reported in the first nine months of the prior year reflecting the increased sales volumes combined with productivity improvements.
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

QUARTERLY TRENDS

Our results of operations in the fourth quarter typically are negatively impacted by customer plant shutdowns and holidays in December. In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, and changes in general economic conditions in any of the countries in which we do business.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Our financial condition continues to be strong. Cash and equivalents decreased to $153.0 million from $165.0 million at December 31, 2003. Total short and long-term interest bearing debt decreased in the quarter to $194.5 million from $221.9 million at December 31, 2003. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to approximately 5% compared to 7% as of December 31, 2003.

      In the first nine months of 2004, our operations provided approximately $133.4 million in cash flow compared to $111.3 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase from the prior year is primarily attributed to an increase in profitability before depreciation expense. During the first nine months of 2004, we utilized the operating cash flows to finance capital expenditures, repurchase the Company’s common stock, pay dividends and pay down interest bearing debt.
      We used $72.8 million in cash for investing activities during the first nine months of 2004, compared to $55.0 million during the same period a year ago. The increase in cash used for investing activities is due to higher cash outlays for capital expenditures. The increase in capital expenditures in the first nine months of 2004 is primarily due to the purchase of a manufacturing facility in the second quarter that was previously being leased and the continued investment in new product introductions. Cash outlays for capital expenditures for 2004 are estimated to be approximately $110 million.
      Cash used by financing activities was $70.8 million in the first nine months of 2004 compared to cash used by financing activities of $8.5 million in the same period a year ago. We repatriated approximately $50 million in cash from our European operations back to the U.S. in the third quarter. This cash was used primarily to pay down the existing revolving credit facility. We repurchased approximately 983 thousand of the Company’s common stock for approximately $42.1 million, the majority of which was repurchased in the third quarter of 2004. An increase in the dividends paid to shareholders accounted for an additional $3.7 million of cash used by financing activities in the first nine months. Cash proceeds of $9.4 million from stock option exercises in the first nine months of 2004 were offset by the reduction of interest bearing debt of $27.4 million.
      The Board of Directors declared a quarterly dividend of $.15 per share payable on November 18, 2004 to stockholders of record as of October 28, 2004.
      In February of 2004, we entered into a five year $150 million revolving credit facility (the “New Credit Facility”) and terminated the previous $100 million revolving credit facility that was scheduled to expire on June 30, 2004. The New Credit Facility contains substantially similar terms as the expiring facility. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At September 30, 2004, the amount unused and available under this agreement was $117 million. We are required to pay a fee of .15% for this commitment. The agreement expires on February 27, 2009.
      In May of 2004, we entered into a $25 million seven year debt agreement. This debt agreement is comprised of $25 million of 5.09% senior unsecured notes due May 28, 2011. The proceeds from this debt were used to pay down borrowings under the revolving credit facility.
      Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2004
Interest coverage ratio	At least 3.5 to 1	23 to 1
Debt to total capital ratio	No more than 55%	20%

     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $153 million in cash and equivalents is located outside of the U.S.

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

ADOPTION OF ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities.” The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. We do not have any investments in variable interest entities.

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

OUTLOOK

The positive momentum we experienced in the first nine months of the year is expected to continue into the fourth quarter. Sales of our products to each of the markets we serve are expected to increase over the prior year. Sales of our products to the pharmaceutical market are expected to increase; particularly in light of the fact that a pharmaceutical customer who had significantly reduced orders for pumps late in 2003 began placing orders again in the third quarter. Our sales to the food/beverage and personal care markets are expected to increase as customers continue to launch new products into these markets. Sales of our fragrance/cosmetic and household products are also expected to increase over prior year fourth quarter volumes.

      We have filed for tax refunds totaling approximately $1.5 million in the U.S. relating to research and development expenditures incurred from 2000 through 2002. These refunds will be recognized as a reduction of our tax provision when they are received. We anticipate that we will receive these refunds in 2005. If the tax refunds are received, we will have to pay contingent consulting fees which will be recorded in SG&A.
      Material costs are expected to continue to increase in the fourth quarter. We will continue to attempt to pass these costs along to our customers.
      We anticipate diluted earnings per share for the fourth quarter of 2004 to be in the range of $.57 to $.62 per share compared to $.54 per share in the fourth quarter of 2003.

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
     •       competition (particularly from Asia) and technological change;
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
     •       work stoppages due to labor disputes;
     •       the cost and availability of raw materials; and
     •       other risks associated with our operations.

     Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results,performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward- looking statements, whether as a result of new information, future events or otherwise.

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
      We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain firm purchase and sale commitments and intercompany cash transactions denominated in foreign currencies.
      The table below provides information as of September 30, 2004 about our forward currency exchange contracts.

All the contracts expire before the end of the third quarter of 2005.

		Average Contractual
Buy/Sell	Contract Amount	Exchange Rate
	($ in Thousands)
Euro/U.S. Dollar	$33,855	1.2174
Swiss Francs/Euro	7,213	.6529
Euro/British Pounds	5,535	.6783
Euro/Russian Ruble	3,980	36.3625
Canadian Dollar/Euro	2,815	.6299
Euro/Swiss Francs	1,216	1.5335
U.S. Dollar/Mexican Peso	1,050	11.4793
Euro/Japanese Yen	1,043	130.0906
Other	6,442

Total	$63,149

     The other contracts in the above table represent contracts to buy or sell various other currencies (principally European, South American and Australian). As of September 30, 2004, we have recorded the fair value of foreign currency forward exchange contracts of $787 thousand in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of September 30, 2003 had an aggregate contract amount of $30.9 million.

      At September 30, 2004, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 1.5% at September 30, 2004) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $200 thousand assuming a tax rate of 31.5%. As of September 30, 2004, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $3.5 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2004 related to the interest rate swap agreement since there was no hedge ineffectiveness.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the Company’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASE OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for quarter ended September 30, 2004:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
7/1 - 7/31/04	286,500	$42.98	286,500	3,183,500
8/1 - 8/31/04	550,300	43.18	550,300	2,633,200
9/1 - 9/30/04	45,800	45.71	45,800	2,587,400
Total	982,600	$42.81	982,600

     The Company announced on October 21, 1999 that it was authorized to repurchase one million shares of its outstanding common stock. On October 19, 2000, the Company announced that it was authorized to repurchase an additional two million shares of its outstanding common stock. On July 15, 2004, the Company announced that it was authorized to repurchase an additional two million shares of its outstanding common stock bringing the cumulative total repurchase authorization to five million shares of the Company’s common stock. This additional authorization of two million shares is included in the last column of the table above beginning in the month of July. There is no expiration date for these repurchase programs. These repurchase programs have been approved by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2004, the FCP Aptar Savings Plan (the “Plan”) sold 411 shares of our common stock on behalf of the participants at an average price of $44.69 for an aggregate amount of $18,366. At September 30, 2004, the Plan owned 4,546 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Regulation S promulgated under that Act.

ITEM 6.     EXHIBITS

(a)	Exhibit 10.1 AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan.

Exhibit 10.2 AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan.

Exhibit 10.3 AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan.

Exhibit 10.4 AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan.

Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc (Registrant)
By /s/ Stephen J. Hagge
STEPHEN J. HAGGE
Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer) Date: October 29, 2004

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan

10.2	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan

10.3	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan

10.4	AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan

31.1	Certification Pursuant to 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.