Form 10-K
period 2004-12-31
APTARGROUP INC
filed 2005-02-28
CIK 896622

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2004 was $1,545,905,508.

The number of shares outstanding of common stock, as of February 17, 2005, was 35,719,443 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 2005 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2004

i /ATR
2004 Form 10-K

PART I

ITEM 1.     BUSINESS

GENERAL

In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup” or the “Company”.

     We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/ cosmetic, pharmaceutical, household and food/ beverage markets. We focus on providing value-added dispensing systems (pumps, closures and aerosol valves) to global consumer product marketers to allow them to differentiate their products and meet consumers’ need for convenience. We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 6% of our 2004 net sales.
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
     For 2004, the percentages of net sales to the personal care, fragrance/cosmetic, pharmaceutical, household and food/ beverage/ other markets were 32%, 28%, 24%, 8% and 8%, respectively. Looking at our net sales by product line, pumps, closures and aerosol valves represented approximately 56%, 22% and 14%, respectively, of our 2004 net sales. We expect the mix of sales by market and by product to remain approximately the same in 2005.
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
     Our periodic and current reports are available, free of charge, through a link on the Investor Relations page of our website (www.aptargroup.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The Company has filed the required certificate with the New York Stock Exchange (“NYSE”) confirming the Company’s compliance with the corporate governance listing standards set out in Section 303A of the NYSE Listed Company Manual.

FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. We are organized into five business units. The five business units sell value-added dispensing systems to global consumer product marketers. These business units utilize similar production processes, sell to similar classes of customers and markets, use the same methods to distribute products, operate in similar regulatory environments and are similar in all aspects of business except historical economic performance. One of the business units (which we refer to as “SeaquistPerfect”) has had historical economic performance lower than the other four business units and as a result is shown as a separate reportable segment for financial reporting purposes. The other four business units have similar historical economic performance and as a result have been aggregated into one reportable segment entitled “Dispensing Systems” for financial reporting purposes. A summary of revenue from external customers, profitability and total assets for each of the last three years is shown in Note 16 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

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

1 /ATR
2004 Form 10-K

SEAQUISTPERFECT

The SeaquistPerfect segment sells primarily aerosol valves and certain pumps to the personal care, household and, to a lesser degree, the food/ beverage markets. The SeaquistPerfect segment does not sell closures, nor does it typically sell its products to the fragrance/ cosmetic or pharmaceutical markets. The lower historical economic performance compared to the Dispensing Systems segment is primarily due to the non-pharmaceutical standard aerosol valve business. Competition for this product line of the business is especially strong and comes from privately held companies. In recent years, we have taken various steps to improve profitability of the SeaquistPerfect segment. We have continued to try to contain and reduce costs where possible and have implemented selected price increases in recent years. SeaquistPerfect has also devoted more of its research and development to expand its product offerings of dispensing systems and accessories. In addition, SeaquistPerfect has selectively exited some of the standard aerosol valve business that was not strategically important and that did not offer adequate returns. These factors have led to an increase in profitability that is expected to continue.

NARRATIVE DESCRIPTION OF BUSINESS

GROWTH STRATEGY

We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing or acquiring new dispensing technologies.
     We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Eastern Europe, Asia and South America. In late 2003, we opened our first manufacturing facility in Russia to produce dispensing closures.
     We believe significant opportunities exist to introduce our dispensing products to non-dispensing applications. Examples of these opportunities include potential conversion in the food/ beverage market for single serve non-carbonated beverages, condiments, cooking oils and salad dressing. In the fragrance/ cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have internally developed a patented technology for dispensing fragrance samples, which we believe will offer growth opportunities in this market.
     In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. An example of a product for which we continue to find new applications is the metered dose aerosol valve. Metered dose aerosol valves are used to dispense precise amounts of product in very fine particles from pressurized containers. Traditionally, metered dose valves were used to deliver medication via the pulmonary route. We continue to work with a bio-technology company that is developing proprietary technology to orally administer large molecule drugs to be absorbed through the inner linings of the mouth. Additional examples of opportunities in the pharmaceutical market include nasal pumps to dispense vaccines, cold and flu treatments, and hormone replacement therapies. In 2003, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder technology dispensing systems for the pharmaceutical market. Dry powder dispensing technology is an important part of our long-term growth strategy for the pharmaceutical market.

PUMPS (56% OF 2004 NET SALES)

We believe we are the leading supplier of pharmaceutical, fragrance/ cosmetic and personal care fine mist pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. Pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. Pumps are sold to all five of our markets. Traditional applications for pumps include perfumes, lotions, oral and nasal sprays and hair sprays. Applications for pumps have recently expanded to include more viscous products such as spray gels and specialized skin treatments, as well as a number of food products such as butter substitutes. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with perfume and pharmaceutical products to lotion pumps for more viscous formulas. In 2004, 2003 and 2002, pump sales accounted for approximately 56%, 58% and 60%, respectively, of our net sales.

Fragrance/ Cosmetic. The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetic sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which continue to provide us with growth opportunities. We also continue to experience growth in this market from our emerging markets. We expect demand for our patented fragrance sample systems to increase in the near future.

2 /ATR
2004 Form 10-K

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

CLOSURES (22% OF 2004 NET SALES)

We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. In 2004, 2003 and 2002, closure sales accounted for approximately 22%, 23% and 22%, respectively, of our net sales.
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

Food/ Beverage. Sales of dispensing closures to the food/beverage market increased approximately 26% over the prior year and double-digit growth is expected for 2005. We continue to see an increase in the amount of interest from food marketers to utilize dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are tremendous growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems.

AEROSOL VALVES (14% OF 2004 NET SALES)

We believe we are one of the largest aerosol valve suppliers worldwide. Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose valves. Demand for aerosol valves is dependent upon the consumers’ preference for application, consumer perception of environmental impact and changes in demand for the products in this market. In 2004, 2003 and 2002, aerosol valve sales accounted for approximately 14%, 14% and 15%, respectively, of our net sales.
     We have invested in manufacturing capabilities to produce accessories that are complementary to the valve, such as customized spray-through overcaps and locking actuators. These accessories provide a higher degree of differentiation and convenience. In February 2005, we announced that we entered into an agreement to acquire a company based in Switzerland. This company manufactures aerosol valves with bag-on-valve technology. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position.

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

3 /ATR
2004 Form 10-K

Pharmaceutical. Metered dose aerosol valves are used for dispensing precise amounts of medication. Aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. We work with pharmaceutical companies as they work to phase out the use of chlorofluorocarbon (“CFC”) propellants. We continue to increase our market share of metered dose valves to this market as pharmaceutical companies replace CFC’s with alternative propellants and we expect our market share to continue to grow.

RESEARCH AND DEVELOPMENT

One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative products, adapting existing products for new markets or customer requirements, and reducing costs. We have research and development departments located in each of our five business units, which are located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally we acquire from third parties research projects that are in various stages of development. In 2003, we acquired approximately $1.3 million of intellectual property (patents, licenses and know how) related to dry powder application technologies. We expensed this cost in the 2003 results. As mentioned above, we announced the acquisition in early 2005 of a company that produces aerosol valves using bag-on-valve technology. We did not previously own this technology. Expenditures for research and development activities were $41.9 million, $34.7 million and $27.7 million in 2004, 2003 and 2002, respectively.

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

TECHNOLOGY

Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. These molds are required to maintain tolerances as small as one one-thousandth of an inch and we manufacture products in a high-speed, cost-effective manner. We have experience in liquid silicone rubber molding that we utilize in our dispensing closure operations and certain of our pump products. We also use bi-injection molding technology in our various product lines to develop new innovative products.

MANUFACTURING AND SOURCING

More than half of our worldwide production is located outside of the United States. In order to augment capacity and to increase internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic, metal and rubber components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and increasing selling prices over time, as allowed by market conditions. Our pharmaceutical products often use specifically approved plastic resin for our customers. Significant delays in receiving components from these suppliers or discontinuance of an approved plastic resin would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short term.

SALES AND DISTRIBUTION

Sales of products are primarily through our own sales force. To a limited extent, we also use the services of independent representatives and distributors who sell our products as independent contractors to certain smaller customers and export markets.

4 /ATR
2004 Form 10-K

BACKLOG

Our sales are primarily made pursuant to standard purchase orders for delivery of products. While most orders placed with us are ready for delivery within 120 days, we are experiencing a trend towards shorter lead times requested by our customers. Some customers place blanket orders, which extend beyond this delivery period. However, deliveries against purchase orders are subject to change, and only a small portion of the order backlog is noncancelable. The dollar amount associated with the noncancelable portion is not material. Therefore, we do not believe that backlog as of any particular date is an accurate indicator of future results.

CUSTOMERS

The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household products and food/beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 6% of 2004 net sales. Over the past few years, a consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. However, this situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS

A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2004, 2003 and 2002 were approximately 61%, 60% and 56%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Australia, Brazil, Canada, China, India, Indonesia, Japan and Mexico, which represented approximately 9%, 9% and 8% of our consolidated sales for the year ended December 31, 2004, 2003 and 2002, respectively. Export sales from the United States were $62.6 million, $62.5 million and $62.7 million in 2004, 2003 and 2002, respectively. For additional financial information about geographic areas, please refer to Note 16 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

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

EMPLOYEE AND LABOR RELATIONS

AptarGroup has approximately 6,800 full-time employees. Of the full-time employees, approximately 1,500 are located in North America, 4,300 are located in Europe and the remaining 1,000 are located in Asia and South America. Approximately 100 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our European operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2004 and management considers our employee relations to be good.

COMPETITION

All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. We expect the market for our products to remain competitive. We believe our competitive advantages are consistent high levels of innovation, quality and service, geographic diversity and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds.
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

5 /ATR
2004 Form 10-K

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

EXECUTIVE OFFICERS

Our executive officers as of February 25, 2005 were as follows:

Name	Age	Position with the Company

Carl Siebel	70	President and Chief Executive Officer, AptarGroup, Inc.
Peter Pfeiffer	56	Vice Chairman of the Board, AptarGroup, Inc.
Stephen Hagge	53	Executive Vice President, Chief Financial Officer and Secretary, AptarGroup, Inc.
Jacques Blanié	58	Executive Vice President, SeaquistPerfect Dispensing Group
François Boutan	62	Vice President Finance, AptarGroup S.A.S.
Olivier de Pous	60	Co-President, Valois Group
Patrick Doherty	49	President, SeaquistPerfect Dispensing Group
Olivier Fourment	47	Co-President, Valois Group
Lothar Graf	55	President, Pfeiffer Group
Lawrence Lowrimore	60	Vice President-Human Resources, AptarGroup, Inc.
Francesco Mascitelli	54	President, Emsar Group
Emil Meshberg	57	Vice President, AptarGroup, Inc.
Eric Ruskoski	57	President, Seaquist Closures Group

     There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

Mr. Carl Siebel has been President and Chief Executive Officer of AptarGroup since 1995.

Mr. Peter Pfeiffer has been Vice Chairman of the Board since 1993.
Mr. Stephen Hagge has been Executive Vice President, Chief Financial Officer and Secretary of AptarGroup since 1993.
Mr. Jacques Blanié has been Executive Vice President of SeaquistPerfect Dispensing Group since 1996.
Mr. Francois Boutan has served in the capacity of Vice President Finance-Europe since 1998.
Mr. Olivier de Pous has been Co-President of Valois Group since January 2000.
Mr. Patrick Doherty has served as President of SeaquistPerfect Dispensing Group since October 2000. Mr. Doherty was Executive Vice President, General Manager of SeaquistPerfect Dispensing L.L.C. from April 1999 to October 2000.
Mr. Olivier Fourment has been Co-President of Valois Group since January 2000.
Mr. Lothar Graf has been President of the Pfeiffer Group since July 1, 2004 and his been Senior Vice President of the Pfeiffer Group, Head of Pharmaceutical Division since January 1, 2000.
Mr. Lawrence Lowrimore has been Vice President-Human Resources of AptarGroup since 1993.
Mr. Francesco Mascitelli has been President of Emsar Group since December 2002 and has been Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991.
Mr. Emil Meshberg has been Vice President of AptarGroup since February 1999.
Mr. Eric Ruskoski has been President of Seaquist Closures Group since 1987.

6 /ATR
2004 Form 10-K

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

ARGENTINA Buenos Aires	BRAZIL Sao Paulo	CHINA Suzhou (2)

CZECH REPUBLIC Ckyne	FRANCE Annecy Le Neubourg Le Vaudreuil Poincy Verneuil Sur Avre (2)	GERMANY Böhringen Dortmund (1) Eigeltingen Freyung Menden (1)

INDIA Jalahalii, Bangalore Himachal Pradesh	IRELAND Ballinasloe, County Galway Tourmakeady, County Mayo	ITALY Manoppello Milan (1) San Giovanni Teatino (Chieti)

MEXICO Queretaro (2)	RUSSIA Vladimir	SWITZERLAND Messovico

UNITED KINGDOM Leeds, England	UNITED STATES Cary, Illinois (1) Congers, New York McHenry, Illinois (1) Midland, Michigan Mukwonago, Wisconsin Stratford, Connecticut Torrington, Connecticut

(1)	Locations of facilities dedicated to the SeaquistPerfect segment.
(2)	Locations that have facilities for both the SeaquistPerfect and Dispensing Systems segments. All other locations not footnoted represent locations of facilities dedicated to the Dispensing Systems segment.

     In addition to the above countries, we have sales offices or other manufacturing facilities in Australia, Canada, Indonesia, Japan and Spain. Our corporate office is located in Crystal Lake, Illinois.

7 /ATR
2004 Form 10-K

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

Information regarding market prices of our Common Stock and dividends declared may be found in Note 21 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 17, 2005, there were approximately 500 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2004, the FCP Aptar Savings Plan (the “Plan”) sold 506 shares and purchased 200 shares of our Common Stock on behalf of the participants at an average price of $48.35 and $53.17 per share, respectively, for aggregate amounts of $24,467 and $10,633, respectively. At December 31, 2004, the Plan owns 4,240 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended December 31, 2004:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
10/1 - 10/31/04	0	$—	0	2,587,400
11/1 - 11/30/04	20,000	52.40	20,000	2,567,400
12/1 - 12/31/04	236,700	52.46	236,700	2,330,700

Total	256,700	$52.46	256,700	2,330,700

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

8 /ATR
2004 Form 10-K

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Year Ended December 31,	2004	2003	2002	2001	2000
Statement of Income Data:
Net Sales	$1,296.6	$1,114.7	$926.7	$892.0	$883.5
Cost of Sales (exclusive of depreciation shown below)	866.9	732.0	593.7	562.8	553.6
% Of Net Sales	66.8%	65.7%	64.1%	63.1%	62.7%
Selling, Research & Development and Administrative	194.4	171.6	148.3	146.1	145.0
% of Net Sales	15.0%	15.4%	16.0%	16.4%	16.4%
Depreciation and Amortization	94.5	85.9	72.1	73.6	70.9
% of Net Sales	7.3%	7.7%	7.8%	8.3%	8.0%
Operating Income	140.9	123.9	107.1	101.9	113.9
% of Net Sales	10.9%	11.1%	11.6%	11.4%	12.9%
Net Income (1)	93.3	79.7	66.6	58.8	64.7
% of Net Sales	7.2%	7.1%	7.2%	6.6%	7.3%
Per Common Share:
Net Income
Basic (2)	$2.58	$2.21	$1.86	$1.64	$1.80
Diluted (2)	2.51	2.16	1.82	1.61	1.78
Cash Dividends Declared	.44	.26	.24	.22	.20
Balance Sheet and Other Data:
Capital Expenditures	$119.7	$77.3	$89.8	$92.2	$93.9
Total Assets	1,374.0	1,264.3	1,047.7	915.3	952.2
Long-Term Obligations	142.6	125.2	219.2	239.4	252.8
Net Debt (3)	35.5	56.9	136.7	204.5	236.8
Stockholders’ Equity	873.2	783.1	594.5	469.2	440.5
Capital Expenditures % of Net Sales	9.2%	6.9%	9.7%	10.3%	10.6%
Interest Bearing Debt to Total Capitalization (4)	19.1%	22.1%	27.6%	35.0%	39.9%
Net Debt to Net Capitalization (5)	3.9%	6.8%	18.7%	30.4%	35.0%

(1)	Net income includes a charge for acquired research and development (“R&D”) of $0.8 million in 2003, a Patent Dispute Settlement of $2.7 million and Strategic Initiative charges of $1.1 million in 2002 and Strategic Initiative charges of $6.0 million in 2001.
(2)	Net income per basic and diluted common share includes the negative effects of $0.02 for an acquired R&D charge in 2003, $0.07 for a Patent Dispute Settlement, $0.03 for Strategic Initiative charges in 2002 and $0.17 for Strategic Initiative charges in 2001.
(3)	Net Debt is interest bearing debt less cash and cash equivalents.
(4)	Total Capitalization is Stockholders’ Equity plus interest bearing debt.
(5)	Net Capitalization is Stockholders’ Equity plus Net Debt.

9 /ATR
2004 Form 10-K

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS

OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, except per share amounts or otherwise indicated)

INTRODUCTION

The year 2004 was one of our most successful years and marked our 39th consecutive year of increased sales. Net sales were nearly $1.3 billion in 2004, representing an increase of more than 16% over 2003. The U.S. dollar continued to weaken against foreign currencies, particularly the Euro and this accounted for nearly 7% of the 16% increase in net sales in 2004. The broad-based demand for our products and the strength of the markets we serve were key factors in the success of 2004.

     Diluted earnings per share increased 16% to $2.51 per share in 2004 compared to $2.16 per share in 2003 in spite of challenges of competition, increased costs of materials, higher quality related costs and higher audit fees.
     Subsequent to year end, we entered into an agreement to acquire a company based in Switzerland that manufactures aerosol valves with bag-on-valve technology. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. This acquisition broadens our product offerings and positions us better to serve this growing niche within our aerosol valve market.
     We generated a record amount of cash flow from operations in 2004. Our strong balance sheet and cash-generating capability position us well to meet the cash needs of the Company and take advantage of strategic opportunities in the foreseeable future.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items to net sales:

Years Ended December 31,	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	66.8	65.7	64.1
Selling, research & development and administrative	15.0	15.4	16.0
Depreciation and amortization	7.3	7.7	7.8
Acquired research and development charge	—	0.1	—
Strategic Initiative charges	—	—	0.1
Patent dispute settlement	—	—	0.4

Operating income	10.9	11.1	11.6
Other expenses	(0.3)	(0.6)	(1.0)

Income before income taxes	10.6%	10.5%	10.6%

Net income	7.2%	7.1%	7.2%

Effective tax rate	32.0%	32.1%	32.2%

NET SALES

Net sales increased more than 16% in 2004 to nearly $1.3 billion compared to $1.1 billion recorded in 2003. The U.S. dollar continued to weaken throughout 2004 compared to the Euro and finished nearly 8% weaker than the Euro compared to the end of 2003. Net sales excluding changes in foreign currency rates increased approximately 9% from the prior year. Approximately $26 million of the increase in 2004 relates to increased sales of custom tooling. Excluding changes in foreign currency rates, the changes in our sales by market were as follows:

•	Sales to the personal care market increased approximately 7% or $28 million compared to the prior year. Approximately $5 million of the increase is due to increased sales of custom tooling. The remainder of the increase reflects strong volume growth of both our dispensing closure and spray pump product lines.
•	Sales to the fragrance/cosmetic market increased approximately 6% or $21 million compared to the prior year, reflecting growth in all of our geographic areas, and was particularly strong in our emerging markets. Price competition particularly in the low-end of this market is affecting sales growth and operating margins.

10 /ATR
2004 Form 10-K

•	Sales to the pharmaceutical market increased approximately 10% or $27 million compared to the prior year, reflecting continued strong growth of metered dose aerosol valves, increased sales of custom tooling to customers of approximately $6 million and increased licensing and other service revenue of approximately $4 million.
•	Sales to the household market increased approximately 16% or $14 million compared to the prior year reflecting strong growth in this market across all three product lines we sell as well as an increase of approximately $3 million in sales of custom tooling.
•	Sales to the food/beverage market increased approximately 28% or $21 million compared to the prior year reflecting continued strong growth and acceptance of our dispensing closure product range in this market. In addition, sales of custom tooling to customers increased approximately $7 million compared to the prior year.

     For 2003, net sales increased more than 20% surpassing $1 billion for the first time in AptarGroup’s history. The U.S. dollar continued to weaken in 2003 compared to the Euro and finished nearly 20% weaker than the Euro compared to 2002. Net sales excluding changes in foreign currency rates increased approximately 9% from the prior year. Approximately $29 million of the increase in sales in 2003 relates to sales of custom tooling. Excluding changes in foreign currency rates, the changes in our sales by market were as follows:

•	Sales to the personal care market increased approximately 13% or $42 million compared to the prior year. Driving part of the sales growth in this market was a $17 million increase in sales of custom tooling as well as increased sales of our closure product range and lotion pumps. These sales increases more than offset the impact of increased price competition.
•	Sales to the fragrance/cosmetic market increased approximately 4% or $12 million over the prior year, reflecting strong sales in the first half of the year followed by slower growth in the third quarter and a decrease in the fourth quarter of 2003. Increased price competition, particularly for the low-end of this market, had an impact on sales growth and operating margins.
•	Sales to the pharmaceutical market grew by approximately 9% or $22 million in 2003, as sales of our metered aerosol valves to this market continued to gain market share. Sales of custom tooling accounted for approximately $6 million of the increase.
•	Sales to the household market decreased approximately 1% or $1 million compared to 2002, reflecting decreased sales of aerosol valves to this market as we shifted away from lower-margin business in this market.
•	Sales to the food/beverage market increased approximately 33% or $17 million compared to the prior year, continuing the strength that began back in 2002. Our dispensing closures in particular continued to gain acceptance on a variety of food and beverage products such as condiments, honey, syrups, salad dressings and non-carbonated beverages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2004	% of Total	2003	% of Total	2002	% of Total
Domestic	$391,279	30%	$345,624	31%	$336,635	36%
Europe	794,929	61%	673,074	60%	513,256	56%
Other Foreign	110,400	9%	95,991	9%	76,800	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percentage of net sales increased in 2004 to 66.8% compared to 65.7% in 2003. The following factors influenced our cost of sales percentage in 2004:

Sale of Building. In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. The gain is included in cost of goods sold.

Higher Quality Related Costs. We incurred higher quality related costs in 2004. The most significant issue related to a problem encountered with resin used to make pumps for one of our pharmaceutical customers. Our resin supplier had erroneously mixed and shipped a non-approved resin with an approved resin that was not detected in our statistical incoming quality control process. This problem negatively influenced the 2004 results by approximately $1.5 million. Two additional unrelated claims totaled another approximately $1.2 million. An increase in aging of some of our inventory, as well as the non-salability of product returns related to the above claims, are the primary reasons for the increase in the inventory obsolescence reserve detailed in Schedule II — Valuation and Qualifying Accounts.

11 /ATR
2004 Form 10-K

Continued Price Pressure. Pricing pressure continues to be strong in all the markets we serve, particularly in the low-end of the fragrance/cosmetic market and for dispensing closures. Directly, Asian suppliers are exporting more pumps worldwide and particularly to the U.S. and European markets. Indirectly, some fragrance/cosmetic marketers in the U.S. are sourcing their entire product in Asia and importing the finished product back into the U.S.

Strengthening of the Euro. We are a net exporter from Europe of products produced in Europe with costs denominated in Euros. As a result, when the Euro strengthens against the U.S. dollar or other currencies, products produced in Europe (with costs denominated in Euros) and sold in currencies that are weaker compared to the Euro, have a negative impact on cost of sales as a percentage of net sales.

Increased Sales of Custom Tooling. We increased sales of custom tooling $26 million in 2004. Traditionally sales of custom tooling generates lower margins than our regular product sales and thus any increased sales of custom tooling negatively impacts cost of sales as a percentage of net sales. The increase in tooling sales added approximately .4% to cost of sales as a percentage of net sales.

Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S. We closed a mold manufacturing facility in the U.S. in 2004 that employed approximately 40 people. Total operating losses of the facility, as well as shut down related expenses, were approximately $3.1 million in 2004 compared to operating losses of approximately $770 thousand in 2003. The majority of these expenses were recorded in cost of goods sold.

Rising Raw Material Costs. Raw material costs, in particular plastic resin and metal, have increased significantly during 2004. Due to delays in timing of when these raw material price increases have been passed on to customers, the net effect was a reduction in margin.

Cost Reduction Efforts. We continued to focus on reducing costs worldwide to offset the adverse effects of competitive price pressure and rising raw material costs

     Our cost of sales as a percentage of net sales increased in 2003 to 65.7% compared to 64.1% in 2002. Our cost of sales percentage was influenced by the following factors in 2003:

Introduction of New Products. The introduction of new products and new applications for our products typically generate higher margins than our existing product sales and thus had a positive impact on lowering the cost of sales as a percentage of net sales.

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

Strengthening of the Euro. We are a net exporter from Europe of products produced in Europe with costs denominated in Euros. As a result, when the Euro strengthens against the U.S. dollar or other currencies, products produced in Europe (with costs denominated in Euros) and sold in currencies that are weaker compared to the Euro, have a negative impact on cost of sales as a percentage of net sales.

Increased Sales of Custom Tooling. We saw approximately a $29 million increase in sales of custom tooling in 2003. The increase in tooling sales added approximately .7% to the cost of sales as a percentage of net sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 13.3% or $22.8 million in 2004. A significant portion of this increase is due to movements in exchange rates. Excluding the impact of the change in exchange rates, SG&A increased 6.6% or approximately $12.1 million. Approximately $3 million of the increase relates to research and development costs associated with the continued development of dry powder technology that we purchased in 2003. Approximately $1.7 million relates to increased audit fees primarily associated with Section 404 of the Sarbanes-Oxley legislation compliance. The remainder of the increase relates to other inflationary increases in costs such as salaries. SG&A as a percentage of sales continued to decrease to 15.0% in 2004 compared to 15.4% in 2003.

12 /ATR
2004 Form 10-K

     In 2003, our SG&A increased approximately 15.7% or $23.3 million. A significant portion of this increase was due to movements in exchange rates. Excluding the impact of the change in exchange rates, SG&A increased 3.6% or approximately $6 million. This increase related to an increase in insurance related costs of approximately $1.7 million as well as other inflationary increases in costs such as salaries. SG&A as a percentage of sales decreased to 15.4% in 2003 compared to 16.0% in 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased 10.1% or $8.6 million in 2004. Changes in currency rates accounted for approximately $5.5 million of the $8.6 million increase. The remaining increase relates to increased capital expenditures to support the growth of our business.

     In 2003, depreciation and amortization expense increased 19% or $13.7 million. Changes in currency rates accounted for approximately $8 million of the $13.7 million increase. An additional $1.4 million of the increase related to the accelerated depreciation of certain fixed assets related to product lines that were no longer in use or that were replaced by newer versions of fixed assets. The remaining increase related to capital expenditures for the Strategic Initiative mentioned below as well as increased capital expenditures to support the growth in our business.

ACQUIRED RESEARCH AND DEVELOPMENT CHARGE

In 2003, we acquired intellectual property (patents, licenses and know how) and equipment relating to DPI technology dispensing systems for the pharmaceutical market. Approximately $1.3 million ($.8 million after-tax) of acquired intellectual property was expensed in 2003 because it was for a particular research and development project.

STRATEGIC INITIATIVE CHARGES

In April 2001, we announced a Strategic Initiative project to improve the efficiency of our operations that produce pumps for our mass-market fragrance/cosmetic and personal care customers. In addition to improving efficiency and reducing costs, another objective of the Strategic Initiative was to improve customer service through reduced lead times and the ability to customize finished products on a local basis. As part of the Strategic Initiative, we closed one molding operation in the U.S. and consolidated the molding and assembly of the base cartridge (standard internal components common to modular pumps) into one of our facilities in Italy. We also closed several of our sales offices in certain foreign countries. In addition, we rationalized our mass-market pump product lines for these two markets by discontinuing production of non-modular pumps and increasing capacity for our modular pumps. The project was essentially complete as of December 31, 2002 and we did not record any additional expense related to this project in 2004 or 2003.

     Strategic Initiative charges totaled $1.2 million in 2002. The $1.2 million of charges recorded in 2002 related to accrued severance and employee benefits for additional employees who were involuntarily terminated in 2002. The total Strategic Initiative related costs from inception of the project were approximately $11.3 million before taxes.

PATENT DISPUTE SETTLEMENT

In 2002, we announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial that was scheduled to begin in late 2002. As part of the settlement, the parties entered into a cross-license agreement. Patent dispute settlement charges of $4.2 million are included in 2002.

OPERATING INCOME

Operating Income increased approximately $16.9 million or 13.7% to $140.9 million in 2004. The increase in operating income is due primarily to the increase in sales volumes discussed previously. Operating income as a percentage of sales decreased slightly to 10.9% in 2004 compared to 11.1% in 2003. The decrease in operating income as a percentage of sales is due primarily to the additional costs previously discussed in the cost of goods sold section above.

     In 2003, operating income increased approximately $16.9 million or 15.8%. The increase in operating income in 2003 was due primarily to the increase in sales volume in 2003 offset slightly by $1.3 million of acquired research and development charge in 2003. $1.2 million in strategic initiative charges as well as $4.2 million in patent dispute settlement charges negatively impacted operating income in 2002. In spite of these charges in 2002, operating income as percentage of sales decreased in 2003 to 11.1% from 11.6% recorded in 2002. The primary reason for the decrease in operating income as a percentage of sales is due to the additional costs included in 2003 previously described in the cost of sales section above.

13 /ATR
2004 Form 10-K

NET OTHER EXPENSES

Net other expenses in 2004 decreased to $3.7 million compared to $6.7 million in 2003 principally reflecting increased interest income of $1.3 million, an increase in income of affiliates of $.4 million and a net positive change of $.9 million in foreign currency transactions. The increase in interest income related to our growing cash position in Europe during 2004. The increase in income of affiliates is due to an increase in profits for both our joint venture in Europe and our minority investment in South America. The majority of the net positive change in foreign currency transactions relates to a gain recorded on a foreign currency contract put in place for the repatriation of approximately $50 million from Europe to the U.S. in the third quarter of 2004.

     Net other expenses in 2003 decreased to $6.7 million compared to $8.7 million in 2002 principally reflecting decreased interest expense of $.8 million, increased interest income of $.9 million and an increase in income of affiliates of $.7 million. The reduced interest expense was primarily due to a reduction in interest bearing debt and lower interest rates. The increase in interest income was primarily due to our growing cash position in Europe. The increase in income of affiliates was due to profits of our joint venture in 2003 versus a loss in 2002.

EFFECTIVE TAX RATE

The reported effective tax rate for 2004 decreased slightly to 32.0% compared to 32.1% in 2003. The slight reduction in the effective tax rate reflects the mix of where our income was earned. In 2004, we did not receive any tax refunds that we have claimed in the U.S. relating to research and development credits for the years 2000 through 2002. We will record these refunds when we receive them. See “Liquidity and Capital Resources” below and Note 5 to the Consolidated Financial Statements in Item 8. We also recorded approximately $2.9 million of deferred tax assets related to foreign tax credits and net operating loss carryforwards in 2004 and recorded a corresponding valuation allowance due to our judgment about the realizability of the related deferred tax assets in future years.

     The reported effective tax rate for 2003 decreased slightly to 32.1% compared to 32.2% in 2002. We benefited in 2003 from receiving approximately $.5 million of tax refunds in the U.S. relating to research and development credits dating back to 1999 as well as an additional $.2 million of research and development credits from foreign tax jurisdictions. In addition, we resolved certain foreign tax matters in 2003 resulting in a reduction of $2.2 million of tax liabilities that were previously recorded. Offsetting these positive tax impacts was an additional $4.4 million in taxes provided for the additional taxes relating to the planned distribution of a portion of 2003 foreign earnings.

NET INCOME

We reported net income of $93.3 million in 2004 compared to $79.7 million reported in 2003 and $66.6 million reported in 2002.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, dispensing closures, and metered dose aerosol valves. These products are sold to all of the markets we serve.

Years Ended December 31,	2004	2003	2002
Net Sales	$1,089,177	$926,365	$764,128
Segment Income(1)	142,623	125,911	114,517
Segment Income as a percentage of Net Sales	13.1%	13.6%	15.0%

(1)	Segment Income is defined as earnings before net interest, corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 16 to the Consolidated Financial Statements in Item 8.

     Our net sales for the Dispensing Systems segment in 2004 grew nearly 18% over 2003. Approximately $60 million of the increase in sales is due to the weaker U.S. dollar compared to the Euro and other currencies. Another $28 million of the increase is due to increased sales of custom tooling. Excluding foreign currency changes, sales of our products increased to all of the markets we served in 2004. Price competition continues to negatively impact primarily the low-end fragrance/ cosmetic market and dispensing closure product range.

     In 2003, net sales for the Dispensing Systems segment grew approximately 21% over 2002, reflecting strong sales of our dispensing closures to the food/ beverage market and personal care markets. In addition, sales to the fragrance/ cosmetic and pharmaceutical markets increased over the prior year. The weaker U.S. dollar compared to the Euro and other currencies accounted for nearly 12 percentage points of the 21% increase in sales. In addition, higher sales of custom tooling also accounted for approximately 3% of the sales growth.

14 /ATR
2004 Form 10-K

     Segment Income in 2004 increased nearly 13% compared to 2003 primarily reflecting the increased sales volumes mentioned above. Segment Income did not increase at the same rate as the sales growth in 2004 primarily due to increased quality related costs, the shutdown of a mold manufacturing facility, increased price competition as well as the negative impact of selling goods produced in Europe (with costs denominated in Euros) and selling in currencies that weakened against the Euro compared to the prior year.
     In 2003, Segment Income increased nearly 10% compared to 2002 primarily reflecting the increased sales volumes mentioned above. Segment Income did not increase at the same rate as the sales growth in 2003 primarily due to increased price competition as well as the negative impact of selling goods produced in Europe (with costs denominated in Euros) and selling in currencies that weakened against the Euro compared to the prior year.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household and food/beverage markets.

Years Ended December 31,	2004	2003	2002
Net Sales	$207,431	$188,324	$162,563
Segment Income	18,089	15,482	11,070
Segment Income as a percentage of Net Sales	8.7%	8.2%	6.8%

     Net sales increased 10% in 2004. The weak U.S. dollar compared to the Euro in 2004 accounted for nearly half of the sales growth. The remainder of the sales growth can be attributed to strong U.S. sales of aerosol valves and spray and lotion pumps. The introduction of several new accessories such as a locking actuator for aerosol valves helped stimulate demand in the U.S. in 2004. Price competition and the mix of aerosol valve sales were the main reasons for the lack of sales growth in Europe in 2004. The lotion pump product line continues to grow at a higher rate than the overall personal care market. Sales of custom tooling decreased nearly $3 million compared to 2003.

     In 2003, net sales for the SeaquistPerfect segment increased nearly 16% reflecting strong European sales growth, in particular for spray and lotion pumps as well as custom tooling. The weak U.S. dollar compared to the Euro in 2003 accounted for nearly half of the sales growth in 2003. Sales of aerosol valves decreased in the U.S. while sales of aerosols valves increased slightly in Europe. Sales of lotion pumps increased strongly in the U.S. and in Europe reflecting the continued acceptance of our lotion pump in the personal care market. Sales of spray pumps decreased in the U.S. in 2003 while sales of spray pumps in Europe increased slightly compared to the prior year.
     Segment Income continued to improve steadily in 2004 growing nearly 17% compared to 2003. The growth in Segment Income reflects an increase in profitability in the U.S. due primarily to the increased sales volumes, introduction of new accessories, and improvements in productivity in 2004.
     In 2003, Segment Income grew nearly 40% compared to 2002. The growth in Segment Income was due primarily to increased valve accessory sales (specialty actuators for specific products), the increase in lotion pump unit sales, improved productivity at molding operations and continued focus on cost reduction.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents increased to $170.4 million from $165.0 million at the end of 2003. Total short and long-term interest bearing debt decreased to $205.9 million from $221.9 million at the end of 2003. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 4% compared to 7% as of December 31, 2003.

     In 2004, our operations provided a record $183.2 million in cash flow. This compares with $139.8 million in 2003 and $154.5 million in 2002. We anticipate that cash flow from operations in 2005 will be at or above 2004 levels. In each of the past three years, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash generated from operating activities in 2004 reflects strong growth in earnings before depreciation and amortization, the absence of discretionary funding for the U.S. pension plan compared to 2003 and decreased use of cash for working capital needs compared to 2003. In 2003, working capital increased significantly, particularly inventory, in anticipation of the rising raw material prices in 2004. Also in 2003, we funded $7 million above the minimum funding requirements required for the U.S. pension plan. During 2004, we utilized the majority of the operating cash flows to finance capital expenditures, pay down existing debt obligations, repurchase Company stock, and pay higher dividends to shareholders. After considering projected capital expenditure needs in 2005 of approximately $95 million (assuming current exchange rates), required debt repayments (including fixed rate interest obligations, capital lease payments and required principal payments) of approximately $15.8 million and anticipated dividend payments of approximately $22 million and the expected acquisition of EP Spray Systems SA for $29 million, we would expect to generate additional cash in 2005.
     We used $115.0 million in cash for investing activities during 2004, compared to $74.0 million during 2003 and $87.7 million in 2002. This increase in 2004 is primarily due to increased capital expenditures compared to the prior two years. Capital expenditures totaled $119.7 million in 2004, $77.3 million in 2003 and $89.8 million in 2002. Approximately

15 /ATR
2004 Form 10-K

$22 million of the increase in capital expenditures relates to manufacturing facilities purchased during the year that were previously leased. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that approximately 24% of next year’s total anticipated capital expenditures will be spent on new product introductions and 37% on maintenance of the business. Included in the 2005 capital expenditures amount is approximately $6 million of expenditures for manufacturing facilities.
     We used $75.0 million in cash for financing activities during 2004 compared to $12.8 million in 2003 and $34.5 million in 2002. The majority of the cash used for financing activities in all three years was used to pay down long and short-term debt, to pay dividends to our shareholders and to buy back shares of our stock. The significant increase in cash used for financing activities reflects the Company’s decisions in 2004 to increase the quarterly dividend to shareholders and to accelerate the repurchase of AptarGroup outstanding common stock. We are authorized to repurchase a maximum of 5 million shares of AptarGroup outstanding common stock. As of December 31, 2004, 2.7 million shares have been repurchased for an aggregate amount of $93.8 million. In 2004, 1.2 million shares were repurchased for an aggregate amount of $55.5 million.
     In February of 2004, we entered into a five year $150 million revolving credit facility (the “New Credit Facility”) and terminated the previous $100 million revolving credit facility that was scheduled to expire on June 30, 2004. The New Credit Facility contains substantially similar terms as the terminated facility. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At December 31, 2004, the amount unused and available under this agreement was $107 million. We are required to pay a fee of .15% for this commitment. The agreement expires on February 27, 2009.
     In May of 2004, we entered into a $25 million seven year debt agreement. This debt agreement is comprised of $25 million of 5.09% senior unsecured notes due May 28, 2011. The proceeds from this debt were used to pay down borrowings under the revolving credit facility.
     Our revolving credit facility and long-term private placement debt require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2004

Interest coverage ratio	At least 3.5 to 1	24 to 1
Debt to total capital ratio	55%	19%

     Based upon the above interest coverage ratio covenant, we could borrow additional debt up to a limit where interest expense would not exceed approximately $69 million. Interest expense in 2004 was approximately $10 million. Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $860 million before the 55% requirement was exceeded.

     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $170 million in cash and equivalents is located outside of the U.S. In 2004, we decided to repatriate a portion (approximately $32 million) of non-U.S. subsidiary current year earnings, which will be distributed in 2005. We have provided for additional taxes of approximately $.4 million in 2004 for this repatriation.
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

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. If the Company exercises its option to purchase the building, the Company would account for this transaction as a capital expenditure. If the Company does not exercise the purchase option by the end of the lease in 2006, the Company would be required to pay an amount not to exceed $9.5 million and would receive certain rights to the proceeds from the sale of the related property. The value of the rights to be obtained relating to this property is expected to exceed the amount paid if the purchase option is not exercised. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section “Overview of Contractual Obligations” for future payments relating to operating leases.

16 /ATR
2004 Form 10-K

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2004:

Contractual Obligations	Payments Due By Period

					2010 and
	Total	2005	2006-2007	2008-2009	After
Long-term Debt(1)	$141,420	$4,571	$25,194	$43,385	$68,270
Capital Lease Obligations(1)	8,025	2,293	2,536	1,634	1,562
Operating Leases	26,740	9,868	12,352	3,175	1,345
Building Lease Obligation(2)	9,500	—	9,500	—	—
Fixed Rate Interest Obligations(3)	40,983	8,948	16,416	11,073	4,546
Purchase Obligations(4)	29,000	29,000	—	—	—
Other Long-term liabilities reflected on the balance sheet under GAAP(5)	—	—	—	—	—

Total Contractual Obligations	$255,668	$54,680	$65,998	$59,267	$75,723

(1)	The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)	The building lease payment indicated in the table assumes that the Company exercises its option to purchase the building at the end of the lease in 2006 for approximately $9.5 million, which represents the estimated residual value of the building at the end of the lease date.
(3)	Approximately 40% of our total interest bearing debt has variable interest rates. As it is difficult to calculate accurately future obligations relating to variable rate interest payments, they have been excluded from this table.
(4)	The amount shown represents the agreement to acquire EP Spray System SA, which was entered into subsequent to December 31, 2004 and is subject to customary closing conditions.
(5)	Aside from deferred income taxes and minority interest, we have approximately $29 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement and deferred compensation plans. See Note 8 to the Consolidated Financial Statements in Item 8 for a schedule of estimated future benefit payments related to the Company’s defined benefit plans. Timing of future payments relating to the remaining deferred compensation and other obligations are not included in the table as they are difficult to determine because they are based upon governmental contribution requirements, which fluctuate annually, or they will be amortized in the future and will not be settled in cash.

ADOPTION OF ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have performed a preliminary assessment and have determined that this statement will not have a material impact on us upon adoption.

     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award; the requisite service period (usually the vesting period). SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating which option pricing model to use when we implement SFAS No. 123R and thus we have not completed the estimate of the impact that this Statement will have on our financial results of operations. However, see Note 1 to the Consolidated Financial Statements in Item 8 for the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option-pricing model.

17 /ATR
2004 Form 10-K

     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”).” This FSP was issued in response to tax deductions for certain qualified production activities provided by the Act, which was signed into law by the President of the United States on October 22, 2004. As a result of the Act, this FSP concludes that those deductions included in the Act should be accounted for as a special deduction in accordance with SFAS No. 109. This FSP is effective immediately. The Act provides a deduction for income from qualified domestic production activities, which will be phased-in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. We expect the net effect of the phase in of this new deduction and the phase-out of the ETI to not be significant based on current earnings levels. The special deduction treatment per this FSP has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.
     In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidelines for the Foreign Repatriation Provisions within the American Jobs Creation Act of 2004.” This FSP was issued in response to another provision of the Act that provides for temporary incentive for U.S. companies to repatriate accumulated income earned abroad and is effective immediately. This temporary incentive provides an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and as of today, significant uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not yet in a position to decide to what extent we might elect to use the repatriation provisions of the Act related to our foreign earnings. Because the majority of the Company’s foreign earnings are in higher-taxed countries, the benefits provided by the repatriation provision of the Act are, for the most part, benefits the Company was already receiving prior to the Act. Because of this, the repatriation provisions of the Act do not provide significant benefits to the Company.

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
     As discussed in Note 3 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $140 million is shown on our balance sheet as of December 31, 2004.
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
     In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a four year projection of cash flows is made based upon expected sales growth rates and capital and working capital requirements based upon historical needs. A discounted cash flow model is used to discount the future cash flows back to the present using a weighted-average cost of capital. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using AptarGroup’s overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.

18 /ATR
2004 Form 10-K

     The $140 million of goodwill is reported in five reporting units. Four of the five reporting units have fair values, which significantly exceed their carrying values. The fifth reporting unit contains approximately $95 million of the total $140 million in goodwill and has the smallest excess of fair value over carrying value of the five reporting units.
     We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 33% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $95 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $95 million of goodwill would be at risk for impairment. A full $95 million impairment loss would have reduced Total Assets as of December 31, 2004 by approximately 7% and would have reduced Income Before Income Taxes in 2004 by nearly 69%.
     If we had been required to recognize an impairment loss of the full $95 million, it would likely not have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.

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
     When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically the customer will file for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2004, we added approximately $1.5 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $1.0 million. Please refer to Schedule II – Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.
     We had approximately $276.8 million in outstanding accounts receivable at December 31, 2004. At December 31, 2004 we had approximately $10 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $10 million. An additional loss of $10 million would reduce our Total Assets as of December 31, 2004 by approximately 1% and would have reduced Income Before Income Taxes by approximately 7%.
     If we had been required to recognize an additional $10 million in bad debt expense, it would likely not have affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

VALUATION OF PENSION BENEFITS

The benefit obligations and net periodic pension cost associated with our domestic and foreign noncontributory pension plans are determined using actuarial assumptions. Such assumptions include discount rates to reflect the time value of money, rate of employee compensation increases, demographic assumptions to determine the probability and timing of benefit payments, and the long-term rate of return on plan assets. The actuarial assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries. Because assumptions and estimates are used, actual results could differ from expected results.
     The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rates for our domestic and foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. At December 31, 2004, the discount rates for our domestic and foreign plans were 5.5% and 5.0%, respectively.
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

19 /ATR
2004 Form 10-K

     To the extent the discount rates increase (or decrease), our ABO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be an $11.2 million increase in the ABO ($8.0 million for the domestic plans and $3.2 million for the foreign plans) and a $2.1 million increase in net periodic benefit cost ($1.7 million for the domestic plans and $.4 million for the foreign plans). To the extent the ABO increases, and an additional minimum pension liability adjustment is required, the after-tax effect of such increase could reduce Other Comprehensive Income and Shareholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $8.9 million decrease in the ABO ($6.2 million for the domestic plans and $2.7 million for the foreign plans) and a $1.3 million decrease in net periodic benefit cost ($1.1 million for the domestic plans and $.2 million for the foreign plans). A decrease of this magnitude in the ABO would eliminate a substantial portion of the Additional Minimum Pension Liability, and the reduction in Other Comprehensive Income and Shareholders’ Equity.
     The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 66% was invested in equities and 34% was invested in fixed income securities at December 31, 2004. Of foreign plan assets, approximately 42% was invested in equities, 53% was invested in fixed income securities and 5% was invested in real estate at December 31, 2004.
     The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain reduces future net periodic benefit cost over a period of approximately 15 to 20 years. Likewise, to the extent the actual rate of return on assets realized over the course of a year is less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this loss increases future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each expected long-term rate of return on assets would be a $.4 million increase in net periodic benefit cost. The estimated effect of a 1% increase in the expected long-term rate of return on assets would be a $.4 million decrease in net periodic benefit cost.
     The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $1.4 million decrease in the PBO ($.6 million for the domestic plans and $.8 million for the foreign plans) and a $.3 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $1.5 million increase in the PBO ($.6 million for the domestic plans and $.9 million for the foreign plans) and a $.4 million increase to the net periodic benefit cost.
     Our primary pension related assumptions as of December 31, 2004 and 2003 were as follows:

Actuarial Assumptions as of December 31,	2004	2003
Discount rate:
Domestic plans	5.50%	5.90%
Foreign plans	5.00%	5.35%

Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.50%
Foreign plans	6.00%	6.20%

Rate of compensation increase:
Domestic plans	4.50%	4.50%
Foreign plans	3.00%	3.00%

     In order to determine the 2005 net periodic benefit cost, the Company expects to use the December 31, 2004 discount rate and rate of compensation increase assumptions, and lower the expected long-term return on domestic and foreign plan assets to 7% and 6%, respectively. The estimated impact of the changes to the assumptions as noted in the table above on our 2005 net periodic benefit cost is a net increase of approximately $1 million.

INCOME TAXES ON UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES

Our policy is to evaluate annually if we will repatriate non-U.S. subsidiary current year earnings or a portion thereof. It is also part of our policy that any current year or prior year earnings that have not been remitted to the U.S. will continue to be permanently reinvested in non-U.S. countries and as such, meets the indefinite reversal criteria of APB No. 23. As of December 31, 2004, we have approximately $429 million of undistributed earnings of foreign subsidiaries. Since our intent is to reinvest the prior year earnings of our non-U.S. subsidiaries indefinitely that have not been remitted, we have not provided deferred taxes in our financial statements for any future repatriation in accordance with APB No. 23, “Accounting for Income Taxes-Special Areas.”

20 /ATR
2004 Form 10-K

     We believe that the accounting policy to indefinitely reinvest the earnings of our foreign subsidiaries is a critical accounting policy because: (1) any change or deviation from that policy could trigger additional tax expense for us that is not provided for in the financial statements today thus increasing our overall effective tax rate, reducing earnings per share and reducing cash flow; and (2) a majority of our $170 million in cash and equivalents is located outside of the U.S. The policy to reinvest earnings of our foreign subsidiaries indefinitely is a critical accounting policy for the company as a whole and does not directly impact either of our segments.
     In 2004, we decided to repatriate a portion (approximately $32 million) of non-U.S. subsidiary current year earnings, which will be distributed in 2005. We have provided for additional taxes in 2004 for this repatriation. This provision, net of applicable tax credits, was $.4 million. The remainder of the 2004 non-U.S. subsidiary current year earnings is expected to be permanently reinvested. Currently we have no future plans to repatriate any past or future foreign earnings other than the $32 million mentioned above. However, if a significant short-term liquidity crisis were to arise, it would be reasonably likely that we would have to consider repatriating some or all of our cash to the U.S.
     Calculating the effect of taxes on repatriated foreign earnings is extremely complex. Taxes have to reflect the expected form of repatriation (generally, dividend, sale or liquidation, or loan to the parent). The form of repatriation will result in different characteristics of income (ordinary versus capital gain) or different amounts of deemed-paid foreign tax credits available.

OUTLOOK

The year 2005 is expected to be a challenging year for us as we try to improve over 2004, which was one of our most successful years in the Company’s history. Sales of our products to all of the markets we serve are expected to continue to grow in 2005. However pricing continues to be competitive in most of the markets we serve, in particular in the low-end fragrance/cosmetic market and the dispensing closure product range.

     Raw material prices are expected to continue to increase in 2005 from their already substantial increases seen in 2004. Our ability to pass on these costs to our customers depends on competitive forces in the marketplace. Delays or difficulties encountered with passing on price increases to our customers could have a negative impact on our 2005 anticipated results.
     We are anticipating gains in productivity and cost savings to partially offset any further price declines and cost increases in the market. Should we be unable to attain these productivity gains and cost savings, our results could be negatively impacted.
     We are anticipating diluted earnings per share for the first quarter of 2005 to be in the range of $.58 to $.63 per share compared to $.57 per share recorded in the prior year first quarter.
     The Euro has strengthened significantly compared to the U.S. dollar in 2004. Since a majority of our sales are denominated in Euros, a strengthening Euro will have a positive impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. A strengthening Euro compared to the U.S. dollar makes imported European produced products more expensive, thereby reducing operating margins. The net impact of the strengthening Euro is difficult to predict or estimate, but it is likely that any positive impact achieved from translating Euro denominated financial statements into U.S. dollars may be offset by the reduction in operating margins on imported products.
     We expect the annual effective tax rate for 2005 to be approximately 32% compared to a rate of 32% for 2004, excluding any potential recovery of additional research and development credits of approximately $2.1 million for the years 2000 to 2002. The quarterly tax rate in 2005 will vary depending upon when these research and development credits will be received.
     We use specific plastic resin for certain of our pharmaceutical products. These specific resins are approved by the customers and by various government agencies such as the Food and Drug Administration (FDA) in the United States when the customer is obtaining approval to market its product. Should these plastic resins become unavailable to purchase on the market, we could suffer a delay in shipping product to pharmaceutical customers. We are not aware of any potential shortages of specific resins used in the pharmaceutical market for the foreseeable future.
     Due to the fixed cost nature of our businesses, particularly in Europe, it is difficult to reduce costs fast enough to offset a decline in business. As such, sudden significant decreases in business may have a significant impact on our results of operations.

21 /ATR
2004 Form 10-K

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition (particularly from Asia) and technological change;
•	our ability to defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer spending levels;
•	work stoppages due to labor disputes
•	the demand for existing and new products;
•	other risks associated with our operations.

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

22 /ATR
2004 Form 10-K

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
     The table below provides information, as of December 31, 2004, about our forward currency exchange contracts. All the contracts expire before the end of the fourth quarter of 2005.

In thousands

		Average
Year Ended December 31, 2004		Contractual
Buy/Sell	Contract Amount	Exchange Rate
Euro/ U.S. Dollar	$34,415	1.2689
Swiss Francs/ Euro	8,683	.6561
Euro/ British Pound	4,559	.6957
Canadian Dollar/ Euro	3,071	.6299
Euro/ Russian Ruble	2,713	37.5000
Euro/ Indonesian Rupiah	2,116	11,808.3917
Euro/ Swiss Francs	1,693	1.5222
Euro/ Japanese Yen	1,443	131.4457
U.S. Dollar/ Mexican Peso	1,050	11.7835
Other	4,353

Total	$64,096

     As of December 31, 2004, we have recorded the fair value of foreign currency forward exchange contracts of $2.4 million in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of December 31, 2003 had an aggregate contract amount of $34.5 million.
     At December 31, 2004, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million, which requires us to pay a variable interest rate (which was 2.5% at December 31, 2004) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $.2 million, assuming a tax rate of 32%. As of December 31, 2004, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $2.8 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2004 since there was no hedge ineffectiveness.

23 /ATR
2004 Form 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2004	2003
Assets
Current Assets:
Cash and equivalents	$170,368	$164,982
Accounts and notes receivable, less allowance for doubtful accounts of $9,952 in 2004 and $9,533 in 2003	266,894	231,976
Inventories	189,349	165,207
Prepayments and other	34,618	40,289

	661,229	602,454

Property, Plant and Equipment:
Buildings and improvements	196,592	167,684
Machinery and equipment	1,073,173	960,193

	1,269,765	1,127,877
Less: Accumulated depreciation	(747,787)	(651,080)

	521,978	476,797
Land	12,784	6,634

	534,762	483,431

Other Assets:
Investments in affiliates	12,409	13,018
Goodwill	140,239	136,660
Intangible assets	14,472	14,692
Miscellaneous	10,915	14,088

	178,035	178,458

Total Assets	$1,374,026	$1,264,343

See accompanying notes to consolidated financial statements.

24 /ATR
2004 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2004	2003
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$56,428	$88,871
Current maturities of long-term obligations	6,864	7,839
Accounts payable and accrued liabilities	213,569	186,510

	276,861	283,220

Long-Term Obligations	142,581	125,196

Deferred Liabilities and Other:
Deferred income taxes	45,169	39,757
Retirement and deferred compensation plans	26,673	22,577
Deferred and other non-current liabilities	2,313	4,085
Minority interests	7,232	6,457

	81,387	72,876

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 99 million shares authorized, and 38.2 and 37.7 million outstanding in 2004 and 2003, respectively	382	377
Capital in excess of par value	148,722	136,710
Retained earnings	695,901	618,547
Accumulated other comprehensive income	120,323	65,708
Less: Treasury stock at cost, 2.6 million and 1.4 million shares in 2004 and 2003, respectively	(92,131)	(38,291)

	873,197	783,051

Total Liabilities and Stockholders’ Equity	$1,374,026	$1,264,343

See accompanying notes to consolidated financial statements.

25 /ATR
2004 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2004	2003	2002

Net Sales	$1,296,608	$1,114,689	$926,691

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	866,865	732,038	593,723
Selling, research & development and administrative	194,366	171,604	148,348
Depreciation and amortization	94,493	85,851	72,141
Acquired research and development charge	—	1,250	—
Strategic Initiative charges	—	—	1,238
Patent dispute settlement	—	—	4,168

	1,155,724	990,743	819,618

Operating Income	140,884	123,946	107,073

Other Income (Expense):
Interest expense	(10,012)	(9,846)	(10,695)
Interest income	4,255	2,945	2,083
Equity in results of affiliates	1,323	928	191
Minority interests	(383)	(250)	167
Miscellaneous, net	1,110	(453)	(461)

	(3,707)	(6,676)	(8,715)

Income Before Income Taxes	137,177	117,270	98,358

Provision For Income Taxes	43,890	37,591	31,711

Net Income	$93,287	$79,679	$66,647

Net Income Per Common Share
Basic	$2.58	$2.21	$1.86

Diluted	$2.51	$2.16	$1.82

See accompanying notes to consolidated financial statements.

26 /ATR
2004 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years Ended December 31,	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$93,287	$79,679	$66,647

Adjustments to reconcile net income to net cash provided by operations:
Depreciation	91,591	83,788	70,533
Amortization	2,902	2,063	1,608
Provision for bad debts	1,466	1,772	2,453
Strategic Initiative charges	—	—	1,238
Minority interests	383	250	(167)
Deferred income taxes	(2,170)	4,836	6,150
Retirement and deferred compensation plans	3,483	(7,068)	3,064
Equity in results of affiliates in excess of cash distributions received	(1,155)	(789)	(66)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	(6,654)	(2,526)	8,765
Inventories	(14,282)	(18,504)	2,834
Prepaid and other current assets	6,875	(7,321)	(4,285)
Accounts payable and accrued liabilities	22	(2,787)	2,651
Income taxes payable	4,202	2,207	(8,919)
Other changes, net	3,275	4,180	1,946

Net cash provided by operations	183,225	139,780	154,452

Cash Flows from Investing Activities:
Capital expenditures	(119,745)	(77,269)	(89,778)
Disposition of property and equipment	6,852	2,027	4,367
Intangible assets	(1,736)	(156)	(1,307)
(Issuance) collection of notes receivable, net	(342)	1,415	(1,019)

Net cash used by investing activities	(114,971)	(73,983)	(87,737)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	6,686	—
Repayments of notes payable	(32,831)	—	(8,512)
Proceeds from long-term obligations	25,000	—	184
Repayments of long-term obligations	(8,990)	(16,688)	(20,441)
Proceeds from cancellation of swap agreement	—	—	4,038
Dividends paid	(15,933)	(9,390)	(8,618)
Proceeds from stock option exercises	13,320	9,716	4,075
Purchase of treasury stock	(55,536)	(3,156)	(5,216)

Net cash used by financing activities	(74,970)	(12,832)	(34,490)

Effect of Exchange Rate Changes on Cash	12,102	21,812	9,967

Net increase in Cash and Equivalents	5,386	74,777	42,192
Cash and Equivalents at Beginning of Period	164,982	90,205	48,013

Cash and Equivalents at End of Period	$170,368	$164,982	$90,205

Supplemental Cash Flow Disclosure:
Interest paid	$9,792	$9,167	$11,843
Income taxes paid	47,017	31,116	37,533

Supplemental Non-cash Financing Activities:
Capital lease obligations	$—	$2,030	$—

See accompanying notes to consolidated financial statements.

27 /ATR
2004 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2004, 2003 and 2002

In thousands

				Accumulated
				Other	Common		Capital in
	Comprehensive	Total	Retained	Comprehensive	Stock	Treasury	Excess of
	Income	Equity	Earnings	Income/(Loss)	Par Value	Stock	Par Value
Balance — December 31, 2001:		$469,204	$490,229	$(114,402)	$370	$(29,919)	$122,926

Net income	$66,647	66,647	66,647
Foreign currency translation adjustments	69,293	69,293		69,293
Minimum pension liability adjustment, net of tax	(918)	(918)		(918)

Comprehensive income	$135,022

Stock option exercises & restricted stock vestings		4,075			2		4,073
Cash dividends declared on common stock		(8,618)	(8,618)
Treasury stock purchased		(5,216)				(5,216)

Balance — December 31, 2002:		594,467	548,258	(46,027)	372	(35,135)	126,999

Net income	$79,679	79,679	79,679
Foreign currency translation adjustments	110,798	110,798		110,798
Minimum pension liability adjustment, net of tax	937	937		937

Comprehensive income	$191,414

Stock option exercises & restricted stock vestings		9,716			5		9,711
Cash dividends declared on common stock		(9,390)	(9,390)
Treasury stock purchased		(3,156)				(3,156)

Balance — December 31, 2003:		783,051	618,547	65,708	377	(38,291)	136,710

Net income	$93,287	93,287	93,287
Foreign currency translation adjustments	55,771	55,771		55,771
Minimum pension liability adjustment, net of tax	(1,156)	(1,156)		(1,156)

Comprehensive income	$147,902

Stock option exercises & restricted stock vestings		13,713			5	1,696	12,012
Cash dividends declared on common stock		(15,933)	(15,933)
Treasury stock purchased		(55,536)				(55,536)

Balance — December 31, 2004:		$873,197	$695,901	$120,323	$382	$(92,131)	$148,722

See accompanying notes to consolidated financial statements.

28 /ATR
2004 Form 10-K

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

INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company’s products. The Company received dividends from affiliated companies of $168, $139, and $125 in 2004, 2003 and 2002, respectively. The Company has approximately $2.4 million included in its December 31, 2004 consolidated retained earnings, which represent undistributed earnings of affiliated companies accounted for by the equity method.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This statement eliminates the requirement that Goodwill and indefinite-lived intangible assets arising from a business combination be amortized and charged to expense over time. Instead, the Goodwill and indefinite-lived intangible assets must be tested annually, or as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2004. The fair values of the reporting units exceeded the carrying values and, therefore, no impairment of Goodwill was reported in 2004, 2003 or 2002.

29 /ATR
2004 Form 10-K

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

RESEARCH & DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred. These costs amounted to $41,890, $34,714 and $27,720 in 2004, 2003 and 2002, respectively. The 2003 amount includes $1,250 of acquired intellectual property (patents, licenses and know how) described in Note 18.

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
     Except as noted below, the Company has the expressed intention to reinvest the undistributed earnings of its non-U.S. subsidiaries, which meets the indefinite reversal criteria of APB 23. A provision has not been made for U.S. or additional foreign taxes on $428,833 of undistributed earnings of non-U.S. subsidiaries. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. However, the Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof. The Company also has the intention that any current year or prior year earnings that have not been remitted to the U.S. will continue to be permanently reinvested in non-U.S. countries in order to meet the indefinite reversal criteria of APB 23. In 2003 and 2004, the Company decided to repatriate a portion of non-U.S. subsidiary current year earnings in 2004 and 2005, respectively. See Note 5 for more information.

TRANSLATION OF FOREIGN CURRENCIES

The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a gain of $412 in 2004, a loss of $490 in 2003 and loss of $794 in 2002.

STOCK BASED COMPENSATION

At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation.

30 /ATR
2004 Form 10-K

Years Ended December 31,	2004	2003	2002
Net income, as reported	$93,287	$79,679	$66,647
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,080)	(4,321)	(4,341)

Pro forma net income	$89,207	$75,358	$62,306

Earnings per share:
Basic – as reported	$2.58	$2.21	$1.86

Basic – pro forma	$2.46	$2.09	$1.73

Diluted – as reported	$2.51	$2.16	$1.82

Diluted – pro forma	$2.40	$2.04	$1.70

REVENUE RECOGNITION

Product Sales. The Company’s policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer, when the Company has no remaining obligations regarding the transaction and when collectibility is reasonably assured. The majority of the Company’s products shipped from the U.S. transfers title and risk of loss when the goods leave the Company’s shipping location. The majority of the Company’s products shipped from Europe transfers title and risk of loss when the goods reach their destination.

Services and Other. The Company occasionally invoices customers for certain services. The Company also receives revenue from other sources such as license or royalty agreements. Revenue is recognized when services are rendered or rights to use assets can be reliably measured and when collectibility is reasonably assured. Service and other revenue is not material to the Company’s results of operations for any of the years presented.

NOTE 2    INVENTORIES

At December 31, 2004 and 2003, approximately 22% and 23%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2004	2003
Raw materials	$62,785	$54,602
Work-in-process	47,130	39,165
Finished goods	82,263	72,969

Total	192,178	166,736
Less LIFO reserve	(2,829)	(1,529)

Total	$189,349	$165,207

NOTE 3    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Pursuant to this standard, the Company completed an assessment of the categorization of its existing intangible assets and goodwill. In addition, the Company completed its annual analysis of the fair value of its reporting units as of December 31, 2004 using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and, therefore, no impairment of goodwill needs to be recorded. Also pursuant to the standard, the Company ceased recording goodwill and indefinite-lived intangible asset amortization in 2002.

31 /ATR
2004 Form 10-K

The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total
Balance as of January 1, 2004	$134,800	$1,860	$136,660
Foreign currency exchange effects	3,579	—	3,579

Balance as of December 31, 2004	$138,379	$1,860	$140,239

The table below shows a summary of intangible assets for the years ended December 31, 2004 and 2003.

		2004			2003
	Weighted
	Average	Gross
	Amortization	Carrying			Gross
	Period	Amount	Accumulated	Net	Carrying	Accumulated	Net
	Years)		Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	14	$17,852	$(8,259)	$9,593	$16,625	$(5,908)	$10,717
License agreements and other	6	9,093	(5,258)	3,835	7,105	(4,043)	3,062

	11	26,945	(13,517)	13,428	23,730	(9,951)	13,779

Unamortized intangible assets:
Trademarks		505	—	505	470	—	470
Minimum pension liability		539	—	539	443	—	443

		1,044	—	1,044	913	—	913

Total intangible assets		$27,989	$(13,517)	$14,472	$24,643	$(9,951)	$14,692

     The Company spent approximately $1.7 million for intangible assets in 2004. These intangible assets related primarily to license agreements for new dispensing technology. The license agreements will be amortized on a straight-line basis between 5 and 7 years depending on the agreements.

     Aggregate amortization expense for the intangible assets above for the years ended December 31, 2004, 2003 and 2002 was $2,902, $2,063 and $1,608, respectively.
     Estimated amortization expense for the years ending December 31 is as follows:

2005	$2,211
2006	1,855
2007	1,830
2008	1,786
2009	1,592

     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2004.

32 /ATR
2004 Form 10-K

NOTE 4    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2004 and 2003, accounts payable and accrued liabilities consisted of the following:

	2004	2003
Accounts payable, principally trade	$103,716	$89,254
Accrued employee compensation costs	47,903	45,335
Other accrued liabilities	61,950	51,921

Total	$213,569	$186,510

NOTE 5    INCOME TAXES

Income before income taxes consists of:

Years Ended December 31,	2004	2003	2002
Domestic	$25,726	$18,123	$20,033
Foreign	111,451	99,147	78,325

Total	$137,177	$117,270	$98,358

     The provision for income taxes is comprised of:

Years Ended December 31,	2004	2003	2002
Current:
Federal	$9,501	$1,151	$3,866
State/ Local	1,104	746	736
Foreign	35,455	30,858	20,959

	46,060	32,755	25,561

Deferred:
Federal/ State	(1,532)	4,911	4,364
Foreign	(638)	(75)	1,786

	(2,170)	4,836	6,150

Total	$43,890	$37,591	$31,711

     The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2004, 2003 and 2002 to income before income taxes is as follows:

Years Ended December 31,	2004	2003	2002
Income tax at statutory rate	$48,012	$41,044	$34,425
State income taxes, net of federal benefit	499	485	478
U.S. research & development credits	—	(700)	—
Provision for distribution of foreign earnings	350	4,382	—
Resolution of foreign tax matters	—	(2,248)	—
Rate differential on earnings of foreign operations	(4,541)	(6,052)	(4,669)
Other items, net	(430)	680	1,477

Actual income tax provision	$43,890	$37,591	$31,711

Effective income tax rate	32.0%	32.1%	32.2%

RESEARCH AND DEVELOPMENT CREDIT

During 2004, the Company filed refund claims with the U.S. and certain state governments for Research & Development expenditures incurred by the Company during 2000 through 2002. The IRS began examining these claims during 2004. These claims, which total approximately $2.1 million, will be recognized as they are received from the U.S. and state governments.

33 /ATR
2004 Form 10-K

     Significant deferred tax assets and liabilities as of December 31, 2004 and 2003 are comprised of the following temporary differences:

	2004	2003
Deferred Tax Assets:
Accruals	$13,625	$8,270
Net operating loss carryforwards	1,268	355
Foreign tax credit carryforwards	1,852	—
Asset bases differentials	449	1,546
Other	992	1,816

Total gross deferred tax assets	18,186	11,987
Less valuation allowance	(2,870)	—

Net deferred tax assets	15,316	11,987

Deferred Tax Liabilities:
Depreciation	38,626	37,780
Leases	6,512	5,711
Undistributed earnings of foreign subsidiaries	350	4,382
Other	6,536	4,715

Total gross deferred tax liabilities	52,024	52,588

Net deferred tax liabilities	$36,708	$40,601

NET OPERATING LOSS AND FOREIGN TAX CREDIT CARRYOVERS

On December 31, 2004, the Company had gross deferred tax assets related to foreign tax loss carryforwards of approximately $1.3 million. The Company has been able to utilize $.5 million of $1.5 million in deferred tax assets related to losses incurred within its Swiss operations. Management believes the remaining $1.0 million of deferred tax assets relating to the Swiss losses will not be able to be utilized and has established a valuation allowance for this amount. These losses have a seven year carryover period and portions begin to expire starting in 2005. Regarding the remaining foreign tax loss carryforwards, based upon the level of historical taxable income, projected future taxable income, and the timing of the reversal of existing deferred tax liabilities, management believes it is more likely than not that the Company will realize the benefits of these deferred assets.
     The Company had an overall foreign loss (“OFL”) of approximately $8 million at December 31, 2003. With the Company’s foreign repatriation during 2004, the negative tax consequence of this OFL has been eliminated. Due to the elimination of the OFL, the Company has U.S. foreign tax credit (“FTC”) carryforwards of approximately $1.9 million remaining at December 31, 2004. These carryforwards expire $.8 million, $.1 million and $1.0 million in 2012, 2013 and 2014, respectively. Because the Company has the majority of its foreign earnings in higher-taxed countries, management believes the Company will not be able to utilize these carryforwards. A $1.9 million valuation allowance against these carryforwards has been established.
     During 2004, the Company provided for additional taxes on approximately $32 million of 2004 unremitted foreign earnings. This provision, net of applicable credits, was $.4 million. It is management’s intention that these earnings will be remitted during 2005. The remainder of 2004 foreign earnings is expected to be permanently reinvested.
     The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $1.9 million would become payable in the event the income would be distributed.

NOTE 6    DEBT

Average borrowings under unsecured lines of credit were $64.0 million and $82.9 million for 2004 and 2003, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 2.6% and 2.5% for 2004 and 2003, respectively. There are no compensating balance requirements associated with short-term borrowings. In February of 2004, the Company entered into a five-year $150 million revolving credit facility and terminated a facility that expired on June 30, 2004. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company is required to pay a fee for this commitment. Commitment or facility fee payments in 2004, 2003 and 2002 were not significant. The amounts used under these agreements were $43.0 million and $78.0 million at December 31, 2004 and 2003, respectively.

     The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

34 /ATR
2004 Form 10-K

     At December 31, the Company’s long-term obligations consisted of the following:

Notes payable 0.5% - 2.5%, due in monthly and annual installments through 2013	$1,732	$1,854
Senior unsecured notes 7.1%, due in installments through 2005	3,572	7,143
Senior unsecured notes 6.6%, due in installments through 2011	109,832	110,703
Senior unsecured notes 5.1%, due in 2011	25,000	—
Mortgages payable 2.1% - 5.6%, due in monthly and annual installments through 2008	1,284	2,901
Capital lease obligations	8,025	10,434

	149,445	133,035
Current maturities of long-term obligations	(6,864)	(7,839)

Total long-term obligations	$142,581	$125,196

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

     Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years and thereafter beginning in 2005 are $4,571, $3,324, $21,870, $21,764, $21,621 and $68,270 thereafter.

NOTE 7    LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. The Company has an option on one building lease to purchase the building during or at the end of the term of the lease, which expires in 2006, at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. If the Company exercises its option to purchase the building, the Company would account for this transaction as a capital expenditure. If the Company does not exercise the purchase option by the end of the lease in 2006, the Company would be required to pay an amount not to exceed $9.5 million and would receive certain rights to the proceeds from the sale of the related property. As the value of the rights to be obtained relating to this property is expected to exceed the amount paid if the purchase option is not exercised, the potential payment is not included in the following table of future minimum operating lease payments and no contingent liability has been recorded in the financial statements as of December 31, 2004. Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $18,188, $15,839 and $13,634 in 2004, 2003 and 2002, respectively.

     Assets recorded under capital leases consist of:

	2004	2003
Buildings	$18,295	$23,228
Machinery and equipment	2,392	12,627

	20,687	35,855
Accumulated depreciation	(10,728)	(19,300)

	$9,959	$16,555

35 /ATR
2004 Form 10-K

     Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004:

	Capital	Operating
	Leases	Leases
2005	$2,646	$9,868
2006	1,684	7,766
2007	1,316	4,586
2008	1,191	2,244
2009	671	931
Subsequent to 2009	1,672	1,345

Total minimum lease payments	9,180	$26,740

Amounts representing interest	(1,155)

Present value of future minimum lease payments	8,025
Less amount due in one year	(2,293)

Total	$5,732

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

36 /ATR
2004 Form 10-K

Following is information concerning the Company’s domestic and foreign plans:

	Domestic Plans		Foreign Plans

Change in benefit obligation:	2004	2003	2004	2003
Benefit obligation at beginning of year	$37,420	$29,802	$23,564	$18,979
Service cost	3,413	2,808	909	789
Interest cost	2,191	1,827	1,274	1,037
Actuarial loss/(gain)	2,244	3,542	1,057	(457)
Benefits paid	(1,652)	(559)	(726)	(621)
Foreign currency translation adjustment	—	—	2,079	3,837

Benefit obligation at end of year	$43,616	$37,420	$28,157	$23,564

Change in plan assets:

Fair value of plan assets at beginning of year	$32,120	$18,714	$6,220	$3,854
Actual return on plan assets	4,125	5,050	335	143
Employer contribution	—	8,915	1,668	1,921
Benefits paid	(1,652)	(559)	(726)	(621)
Foreign currency translation adjustment	—	—	604	923

Fair value of plan assets at end of year	$34,593	$32,120	$8,101	$6,220

Funded status	$(9,023)	$(5,300)	$(20,056)	$(17,344)
Unrecognized net actuarial loss	7,664	7,424	6,001	4,675
Unrecognized prior service cost	38	60	1,015	1,050

(Accrued) prepaid benefit cost before minimum pension liability adjustment	$(1,321)	$2,184	$(13,040)	$(11,619)
Additional minimum pension liability adjustment	(876)	—	(4,398)	(3,294)

(Accrued) prepaid benefit cost	$(2,197)	$2,184	$(17,438)	$(14,913)

Amounts included in the balance sheet consist of:

(Accrued) prepaid benefit cost	$(2,197)	$2,184	$(17,438)	$(14,913)
Intangible asset	112	—	427	443
Accumulated other comprehensive loss (before tax effect)	764	—	3,971	2,851

Net (accrued) prepaid benefit cost included in the balance sheet	$(1,321)	$2,184	$(13,040)	$(11,619)

Components of net periodic benefit cost:

	Domestic Plans

	2004	2003	2002
Service cost	$3,413	$2,808	$1,905
Interest cost	2,191	1,827	1,544
Expected return on plan assets	(2,411)	(1,663)	(1,773)
Amortization of prior service cost	22	22	22
Amortization of net loss	291	59	1

Net periodic benefit cost	$3,506	$3,053	$1,699

37 /ATR
2004 Form 10-K

	Foreign Plans

	2004	2003	2002
Service cost	$909	$789	$994
Interest cost	1,274	1,037	1,008
Expected return on plan assets	(375)	(266)	(181)
Amortization of prior service cost	99	107	94
Amortization of net loss	230	281	320

Net periodic benefit cost	$2,137	$1,948	$2,235

     The accumulated benefit obligation for the Company’s domestic defined benefit pension plans was $36.6 million and $29.9 million at December 31, 2004 and 2003, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 were $43.6 million, $36.6 million and $34.6 million, respectively. The domestic pension plans did not have accumulated benefit obligations in excess of plan assets at December 31, 2003.

     The accumulated benefit obligation for the Company’s foreign defined benefit pension plans was $24.2 million and $20.2 million at December 31, 2004 and 2003, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 were $19.6 million, $18.1 million and $.7 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2003 were $17.7 million, $16.2 million and $1.2 million, respectively. Although the proceeds of certain insurance contracts related to the Company’s foreign plans could be used to partially offset pension commitments, the values of these contracts are not included in the Company’s plan asset totals shown above.

Assumptions:

	Domestic Plans		Foreign Plans

	2004	2003	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31:

Discount rate	5.50%	5.90%	5.00%	5.35%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

Discount rate	5.90%	6.25%	5.35%	5.35%
Expected long-term return on plan assets	7.50%	7.50%	6.20%	6.50%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

     The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

     In order to determine the 2005 net periodic benefit cost, the Company expects to use the December 31, 2004 discount rate and rate of compensation increase assumptions, and lower the expected long-term return on domestic and foreign plan assets to 7% and 6%, respectively. The estimated effect of using these assumptions will be an increase of approximately $1 million to the Company’s total net periodic benefit cost.

38 /ATR
2004 Form 10-K

     The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

Plan Assets:

	Domestic Plan Assets		Foreign Plan Assets
	at December 31,		at December 31,

	2004	2003	2004	2003
Equity securities	66%	60%	42%	45%
Fixed income securities	34%	40%	53%	50%
Real estate	—	—	5%	5%

Total	100%	100%	100%	100%

     The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2005 is 60% equity securities and 40% fixed income securities. The foreign plan target allocation for 2005 is 42% equity securities, 53% fixed income securities and 5% real estate.

CONTRIBUTIONS

Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally equal to the minimum funding amounts required by ERISA. The Company expects to contribute approximately $1.3 million to its domestic defined benefit plans in 2005. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws. The Company expects to contribute approximately $1.3 million to its foreign defined benefit plans in 2005.

ESTIMATED FUTURE BENEFIT PAYMENTS

As of December 31, 2004, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans

2005	$1,032	$763
2006	2,046	981
2007	1,846	869
2008	2,108	1,564
2009	3,084	1,546
2010 - 2014	23,094	10,572

OTHER PLANS

The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan was $1.3 million and $1.0 million at December 31, 2004 and 2003, respectively. This amount is included in the liability for domestic plans shown above.
     The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2004, 2003 and 2002, total contributions made by the Company for this plan were approximately $1.4 million.
     The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2004, 2003 and 2002, total contributions made by the Company for these plans were approximately $.3 million, $.2 million and $.2 million, respectively.
     The Company also has unfunded retirement compensation arrangements with certain former employees. The cost of these retirement agreements was provided ratably over the employees’ active employment. The Company has no additional postretirement or postemployment benefit plans.

39 /ATR
2004 Form 10-K

NOTE 9    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
     As of December 31, 2004, the Company has recorded the fair value of derivative instruments of $2.8 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2004 since there was no hedge ineffectiveness.
     In 2002, the Company canceled an interest rate swap agreement, which had a notional amount of $25 million. The cancellation of the interest rate swap agreement netted the company approximately $4.0 million in cash which is being amortized over the remaining life of the underlying debt that was hedged. The net economic effect of canceling the swap agreement converted a variable interest rate on $25 million of debt to an effective fixed interest rate of 3.8%.

CASH FLOW HEDGES

The Company did not use any cash flow hedges in 2004, 2003 or 2002.

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

OTHER

As of December 31, 2004, the Company has recorded the fair value of foreign currency forward exchange contracts of $2.4 million in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of December 31, 2004 had an aggregate contract amount of $64.1 million.

NOTE 10    CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2004.

40 /ATR
2004 Form 10-K

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

NOTE 12    STOCK REPURCHASE PROGRAM

The Board of Directors authorized the repurchase of a maximum of five million shares of the Company’s outstanding common stock. The timing of and total amount expended for the share repurchase program depends upon market conditions. The cumulative total number of shares repurchased at December 31, 2004 was 2.7 million shares for an aggregate amount of $93.8 million.

NOTE 13    STOCK BASED COMPENSATION

At December 31, 2004, the Company has fixed stock-based compensation plans. The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.41, $11.04 and $11.45 per share in 2004, 2003 and 2002, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Stock Awards Plans:
Dividend Yield	.7%	.7%	.7%
Expected Stock Price Volatility	27.0%	29.9%	28.8%
Risk-free Interest Rate	4.5%	3.7%	4.9%
Expected Life of Option (years)	7.0	7.0	7.0

     There were no grants under the Director Stock Option Plans in 2004 and 2002. The fair value of stock options granted under the Director Stock Option Plans in 2003 was $12.14 per share. This value was estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Director Stock Option Plans:
Dividend Yield	—	.8%	—
Expected Stock Price Volatility	—	29.4%	—
Risk-free Interest Rate	—	3.4%	—
Expected Life of Option (years)	—	7.0	—

     Under the Stock Awards Plans, the Company may grant stock options, stock appreciation rights, restricted stock and other stock awards to employees. The combined maximum number of shares, authorized under these plans, is 8 million. Options granted under these plans become exercisable annually over a three year period and expire ten years after the grant date. Director Stock Option Plans provide for the award of stock options to non-employee Directors who have not previously been awarded options. The combined maximum number of shares authorized under these plans is 320 thousand. Under these plans, 2,000 of the total shares granted became exercisable on the six month anniversary of the grant date and an additional 2,000 of the total shares granted became exercisable on each annual anniversary of the grant date. These grants expire ten years after the grant date.

41 /ATR
2004 Form 10-K

     A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

	Stock Awards Plans		Director Stock Option Plans

		Option Price		Option Price
	Shares	Per Share	Shares	Per Share
Outstanding, January 1, 2002	3,099,097	$9.19 - $33.27	100,000	$9.19 - $34.40
Granted	578,600	$27.52 - $29.91	—
Exercised	(193,454)	$9.19 - $28.06	—
Canceled	(10,799)	$22.75 - $29.91	—

Outstanding, December 31, 2002	3,473,444	$9.19 - $33.27	100,000	$9.19 - $34.40
Granted	597,550	$30.25 - $37.63	4,000	$35.02
Exercised	(445,366)	$9.19 - $30.25	(20,000)	$9.19 - $27.38
Canceled	(34,928)	$9.19 - $30.25	—

Outstanding, December 31, 2003	3,590,700	$10.31 - $37.63	84,000	$9.19 - $35.02
Granted	600,500	$40.12 - $42.42	—
Exercised	(548,470)	$10.31 - $33.27	(13,000)	$20.88 - $34.40
Canceled	(18,016)	$22.75 - $40.12	—

Outstanding, December 31, 2004	3,624,714	$13.38 - $42.42	71,000	$20.88 - $35.02

Options Exercisable:
December 31, 2002	2,378,449		76,000
December 31, 2003	2,467,575		70,000
December 31, 2004	2,454,235		71,000
Available For Future Grants:
December 31, 2002	1,340,309		32,000
December 31, 2003	747,411		28,000
December 31, 2004	2,134,688		80,000

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Year Granted	at Year-End	Life	Price	at Year-end	Price
Stock Awards Plans:
1995	23,334	0.1	$17.12	23,334	$17.12
1996	79,468	1.1	18.00	79,468	18.00
1997	189,734	2.1	16.87	189,734	16.87
1998	354,000	3.1	24.91	354,000	24.91
1999	406,817	4.1	27.11	406,817	27.11
2000	425,315	5.1	22.76	425,315	22.76
2001	432,984	6.1	28.06	432,984	28.06
2002	531,433	7.1	29.91	350,274	29.91
2003	581,329	8.1	30.30	192,309	30.30
2004	600,300	9.4	40.13	—	—

	3,624,714	6.1	$28.78	2,454,235	$25.68

Director Stock Option Plans:
1997	16,000	2.4	$20.88	16,000	$20.88
1998	6,000	3.4	32.38	6,000	32.38
1999	4,000	4.4	29.50	4,000	29.50
2001	41,000	6.4	34.40	41,000	34.40
2003	4,000	8.4	35.02	4,000	35.02

	71,000	5.2	$30.94	71,000	$30.94

42 /ATR
2004 Form 10-K

     Restricted stock awards totaling 7,150 shares at a fair market value of $41.40 per share in 2004, 30,276 shares at a fair market value of $26.81 per share in 2003 and 11,377 shares at a fair market value of $33.00 per share in 2002 were issued under the Stock Awards Plans. Compensation expense for the vesting of these restricted stock awards was $500 for the years 2004 and 2003 and $397 for the year 2002. These shares vest equally over three years and do not have voting or dividend rights prior to vesting. Amounts available for future stock option grants under the Stock Awards Plans have been reduced by restricted stock awards.

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

     There were no charges related to the Strategic Initiative in 2004 and 2003 and total charges before taxes related to the Strategic Initiative were approximately $1.7 million or $.03 per diluted share in 2002. The charges consisted primarily of costs related to the closing of the molding operation and sales offices and the discontinuance of its non-modular pumps (including asset impairment write-downs, accelerated depreciation associated with revised useful lives and utility abatement reimbursements) as well as employee severance and related benefit costs. Total charges for the project since 2001 were approximately $11.3 million. Of the $11.3 million in total cumulative charges relating to the Strategic Initiative, approximately $3.8 million of the charges was cash outlays while the remaining $7.5 million represented non-cash charges (asset impairment write-downs and accelerated depreciation associated with revised useful lives).
     Details of the changes in the reserves for 2004 and 2003 are shown in the following table:

In thousands

		Charges for
	Beginning	the Year		Charged	Ending
	Accrual	Ended	Cash	Against	Accrual at
	at 1/1/04	12/31/04	Paid	Assets	12/31/04
Other Costs	$56	$—	$(56)	$—	$—

Total Strategic Initiative Related Costs	$56	$—	$(56)	$—	$—

		Charges for
	Beginning	the Year		Charged	Ending
	Accrual	Ended	Cash	Against	Accrual at
	at 1/1/03	12/31/03	Paid	Assets	12/31/03
Employee Severance	$490	$—	$(490)	$—	$—
Other Costs	280	—	(224)	—	56

Total Strategic Initiative Related Costs	$770	$—	$(714)	$—	$56

     As part of the Strategic Initiative, certain long-lived assets have been taken out of service prior to the end of their normal service period due to the plant shut down and rationalization of the product lines. Accordingly, the Company changed the estimated useful lives of such assets, resulting in an acceleration of depreciation (“Accelerated Depreciation”), of which $140 thousand was recognized in 2002. No charges were recorded in 2004 and 2003.

     The Strategic Initiative resulted in personnel reductions worldwide of approximately 190 people, of which approximately 160 people related to the U.S. (approximately 10% of all the Company’s U.S. employees) and 30 people related to personnel reductions outside of the U.S. The majority of these personnel reductions were manufacturing related with a small reduction in administrative staff. Involuntary employee severance costs were based upon a formula including salary levels and years of service. Approximately $1.3 million had been accrued and was included in the Strategic Initiative charges shown in the income statement in 2002 due to additional personnel reductions. Offsetting these personnel reductions was an increase in personnel of approximately 70 people in Italy to support the centralization of the base cartridge production and assembly.

43 /ATR
2004 Form 10-K

     In addition to the involuntary severance costs described above, a retention or stay bonus was paid to employees who remained with the Company during the phase-out period. This stay bonus, which was approximately $.6 million, was also based upon salary levels and years of service. Approximately $.1 million of the stay bonus was accrued in 2002 and was paid in 2004.
     Other costs in the preceding table include costs related to the stay bonus, a reimbursement of a utility rebate due to the closing of a molding operation and costs to refurbish the leased molding facility that was vacated.
     Approximately $.3 million of training costs were incurred in Italy in 2002 to train the new workers who were hired to support the centralization of the base cartridge production and assembly. These training costs are included in cost of sales in the Consolidated Statements of Income. There were no additional training costs incurred in 2004 and 2003 related to the centralization of the base cartridge production and assembly.

NOTE 15    EARNINGS PER SHARE

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Year Ended December 31, 2004
Basic EPS
Income available to common stockholders	$93,287	36,196	$2.58
Effect of Dilutive Securities
Stock options		945
Restricted stock	—	16

Diluted EPS
Income available to common stockholders	$93,287	37,157	$2.51

For the Year Ended December 31, 2003
Basic EPS
Income available to common stockholders	$79,679	36,119	$2.21
Effect of Dilutive Securities
Stock options		748
Restricted stock	—	34

Diluted EPS
Income available to common stockholders	$79,679	36,901	$2.16

For the Year Ended December 31, 2002
Basic EPS
Income available to common stockholders	$66,647	35,918	$1.86
Effect of Dilutive Securities
Stock options		687
Restricted stock	—	18

Diluted EPS
Income available to common stockholders	$66,647	36,623	$1.82

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

44 /ATR
2004 Form 10-K

     The Dispensing Systems segment is an aggregate of four of the Company’s five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing and non-dispensing closures, and metered dose aerosol valves. These three product categories are sold to all of the markets served by the Company including the fragrance/cosmetic, pharmaceutical, personal care, household and food/beverage markets.
     SeaquistPerfect represents the Company’s fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household and food/beverage markets.
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”). The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

Financial information regarding the Company’s reportable segments is shown below:

				Corporate and
Years Ended December 31,	Dispensing Systems		SeaquistPerfect	Other	Totals
Total Revenue:
2004	$1,092,412	$213,947		$—	$1,306,359
2003	928,887	193,813		—	1,122,700
2002	766,768	170,320		—	937,088

Less: Intersegment Sales:
2004	$3,235	$6,516		$—	$9,751
2003	2,522	5,489		—	8,011
2002	2,640	7,757		—	10,397

Net Sales:
2004	$1,089,177	$207,431		$—	$1,296,608
2003	926,365	188,324		—	1,114,689
2002	764,128	162,563		—	926,691

Segment Income:
2004	$142,623	$18,089		$(17,778)	$142,934
2003	125,911	15,482		(15,972)	125,421
2002	114,517	11,070		(12,766)	112,821

Total Assets:
2004	$1,053,265	$171,881		$148,880	$1,374,026
2003	961,661	149,051		153,631	1,264,343
2002	829,628	130,126		87,917	1,047,671

Depreciation and Amortization:
2004	$76,518	$16,424		$1,551	$94,493
2003	69,919	15,177		755	85,851
2002	57,083	14,133		786	72,002

Capital Expenditures:
2004	$95,987	$23,350		$408	$119,745
2003	60,289	15,384		1,596	77,269
2002	75,997	13,498		283	89,778

45 /ATR
2004 Form 10-K

Reconciliation of Segment Income, and depreciation and amortization to consolidated totals is as follows:

	2004	2003	2002
Income Before Income Taxes:
Total Segment Income for reportable segments	$142,934	$125,421	$112,821
Acquired R&D expense(1)	—	(1,250)	—
Strategic Initiative related costs(1)	—	—	(1,683)
Patent dispute settlement(1)	—	—	(4,168)
Interest expense, net	(5,757)	(6,901)	(8,612)

Income before income taxes	$137,177	$117,270	$98,358

Depreciation and Amortization:
Total depreciation and amortization for reportable segments	$94,493	$85,851	$72,002
Strategic Initiative related costs(1)	—	—	139

Consolidated Total	$94,493	$85,851	$72,141

(1)	Acquired R&D costs, Strategic Initiative related costs and patent dispute settlement are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.

GEOGRAPHIC INFORMATION

The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net Sales to Unaffiliated Customers(1):
United States	$391,279	$345,624	$336,635
Europe:
France	329,870	276,755	216,695
Germany	217,324	189,094	126,960
Italy	124,130	109,776	91,533
Other Europe	123,605	97,449	78,068

Total Europe	794,929	673,074	513,256
Other Foreign Countries	110,400	95,991	76,800

Total	$1,296,608	$1,114,689	$926,691

	2004	2003	2002
Long-Lived Assets:
United States	$208,279	$221,465	$221,978
Europe:
France	161,318	145,791	131,542
Germany	162,599	138,886	118,076
Italy	84,752	77,866	71,914
Other Europe	63,482	49,728	29,536

Total Europe	472,151	412,271	351,068
Other Foreign Countries	29,559	28,036	23,129

Total	$709,989	$661,772	$596,175

(1)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

46 /ATR
2004 Form 10-K

	2004	2003	2002
Product Net Sales Information:
Pumps	$726,166	$645,596	$552,243
Closures	289,490	251,627	204,308
Valves	180,674	158,340	143,042
Other	100,278	59,126	27,098

Total	$1,296,608	$1,114,689	$926,691

     No single customer represents 10% or more of either of the Company’s reportable segment’s net sales.

NOTE 17    PATENT DISPUTE SETTLEMENT

In 2002, the Company announced an agreement settling an outstanding patent dispute to avoid the time and expense of a trial. As part of the settlement, the parties entered into a cross-license agreement. As a result of the settlement, the Company recorded a pre-tax charge of $4.2 million ($2.7 million after-tax) in 2002.

NOTE 18    ACQUIRED RESEARCH AND DEVELOPMENT CHARGE

In 2003, the Company acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder technology dispensing systems for the pharmaceutical market. Approximately $1.3 million ($.8 million after-tax) of acquired intellectual property was expensed because it was for a particular research and development project while the equipment purchased was capitalized and included in fixed assets.

NOTE 19    RELATED PARTY TRANSACTIONS

In 2004, the Company purchased manufacturing facilities and land for the fair market value of approximately $16 million. The manufacturing facilities were previously owned by a general manager of one of the Company’s subsidiaries. Ownership of the property was transferred to the Company and the previous lease agreement was terminated. Prior to the transfer, annual rental expenses under the provisions of the lease during 2004, 2003 and 2002 were approximately $1.3 million, $1.1 million and $1.0 million, respectively.

NOTE 20    SUBSEQUENT EVENT

In February 2005, the Company entered into an agreement to acquire EP Spray System SA for approximately $29 million, subject to customary closing conditions. EP Spray is located in Switzerland and manufactures aerosol valves with bag-on-valve technology. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content and prevents expulsion of the propellant into the atmosphere. In 2004, EP Spray’s sales were approximately $15 million.

47 /ATR
2004 Form 10-K

NOTE 21    QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2004 and 2003 are as follows:

	Quarter
					Total
	First	Second	Third	Fourth	for Year
Year Ended December 31, 2004:
Net sales	$315,603	$311,844	$325,893	$343,268	$1,296,608
Gross profit(1)	80,558	82,762	84,841	89,992	338,153
Net income	21,235	22,782	25,257	24,013	93,287
Per Common Share – 2004:
Net income
Basic	$.58	$.62	$.70	$.67	$2.58
Diluted	.57	.61	.68	.65	2.51
Dividends declared	.07	.07	.15	.15	.44
Stock price high(3)	42.00	44.20	46.90	54.89	54.89
Stock price low(3)	36.71	37.60	40.91	44.10	36.71
Average number of shares outstanding:
Basic	36,402	36,527	36,107	35,754	36,196
Diluted	37,355	37,462	37,179	36,940	37,157
Year Ended December 31, 2003:
Net sales	$265,149	$288,087	$281,310	$280,143	$1,114,689
Gross profit(1)	72,265	78,758	74,599	73,241	298,863
Net income(2)	19,206	21,349	19,107	20,017	79,679
Per Common Share – 2003:
Net income
Basic(2)	$.53	$.59	$.53	$.55	$2.21
Diluted(2)	.53	.58	.51	.54	2.16
Dividends declared	.06	.06	.07	.07	.26
Stock price high(3)	33.02	36.50	39.70	39.80	39.80
Stock price low(3)	26.51	30.65	35.15	34.50	26.51
Average number of shares outstanding:
Basic	35,937	36,031	36,207	36,298	36,119
Diluted	36,504	36,856	37,159	37,210	36,901

(1)	Gross profit is defined as net sales less cost of sales and depreciation.
(2)	The third quarter of 2003 includes an after-tax acquired research and development charge of $837, or $0.02 per basic and diluted share.
(3)	The stock price high and low amounts are based upon the intra-day New York Stock Exchange composite price history.

48 /ATR
2004 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

We have completed an integrated audit of AptarGroup, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in equity present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2005

49 /ATR
2004 Form 10-K

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 49.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2005.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors may be found under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005 (the “2005 Proxy Statement”) and is incorporated herein by reference.

     Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report.
     Information with respect to audit committee financial experts may be found under the caption “Audit Committee Report” in the 2005 Proxy Statement and is incorporated herein by reference.
     Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Election of Directors — Corporate Governance” in the 2005 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through a link on the Investor Relations page of our website (www.aptargroup.com).
     The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is incorporated herein by reference.

50 /ATR
2004 Form 10-K

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth under the headings “Election of Directors — Board Compensation” and “Executive Compensation” (other than “Compensation Committee Report on Executive Compensation” and “Performance Graph”) in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading “Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services may be found under the caption “Other Matters — Independent Auditor Fees” in the 2005 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

	Description
(1)	All Financial Statements
	The financial statements are set forth under Item 8 of this report on Form 10-K
	Consolidated Balance Sheets	24
	Consolidated Statements of Income	26
	Consolidated Statements of Cash Flows	27
	Consolidated Statements of Changes in Equity	28
	Notes to Consolidated Financial Statements	29
	Report of Independent Registered Public Accounting Firm	49
(2)	Schedule required by Article 12 of Regulation S-X
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	53
	II - Valuation and Qualifying Accounts	54
	All other schedules have been omitted because they are not applicable or not required.

(b)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 55-57 of this report.

51 /ATR
2004 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 25th day of February 2005.

APTARGROUP, INC.
(Registrant)

By	/s/ STEPHEN J. HAGGE

Stephen J. Hagge
Executive Vice President,
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	February 25, 2005

/s/ CARL A. SIEBEL Carl A. Siebel	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2005

/s/ PETER PFEIFFER Peter Pfeiffer	Vice Chairman of the Board and Director	February 25, 2005

/s/ STEPHEN J. HAGGE Stephen J. Hagge	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	February 25, 2005

/s/ ALAIN CHEVASSUS Alain Chevassus	Director	February 25, 2005

/s/ RODNEY L. GOLDSTEIN Rodney L. Goldstein	Director	February 25, 2005

/s/ RALPH GRUSKA Ralph Gruska	Director	February 25, 2005

/s/ LEO A. GUTHART Leo A. Guthart	Director	February 25, 2005

/s/ PROF. DR. ROBERT W. HACKER Prof. Dr. Robert W. Hacker	Director	February 25, 2005

/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	February 25, 2005

52 /ATR
2004 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of AptarGroup, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2005 appearing in this report on Form 10-K of AptarGroup, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2005

53 /ATR
2004 Form 10-K

AptarGroup, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

Dollars in Thousands

	Balance at	Charged to	Additions to/	Balance
	Beginning	Costs and	(Deductions) from	at End
	of Period	Expenses	Reserve(a)	of Period
2004
Allowance for doubtful accounts	$9,533	$1,466	$ (1,047)	$9,952
Inventory obsolescence reserve	17,122	5,333	(1,087)	21,368

2003
Allowance for doubtful accounts	$8,233	$1,772	$ (472)	$9,533
Inventory obsolescence reserve	14,842	704	1,576	17,122

2002
Allowance for doubtful accounts	$7,366	$2,453	$ (1,586)	$8,233
Inventory obsolescence reserve	10,594	4,557	(309)	14,842

(a)	Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments.

54 /ATR
2004 Form 10-K

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i)	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3 (i) to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and National City Bank, as rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation to the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Multicurrency Credit Agreement dated as of February 27, 2004 among AptarGroup, Inc., and AptarGroup Holding SAS, the lenders party thereto, Societe General, New York Branch as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Keybank, National Association, and LaSalle Bank National Association as Co-Documentation Agents, and Bank of America, N.A. as Administrative Agent, filed as Exhibit 4.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 1-1846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1 (included as Appendix B to the Prospectus) to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the “Form S-1”), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2 (included as Appendix C to the Prospectus) to the Form S-1, is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.12	AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Supplementary Pension Plan — France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.14	AptarGroup, Inc. Supplemental Retirement Plan dated January 1, 1994, filed as Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**

55 /ATR
2004 Form 10-K

Exhibit
Number	Description
10.15	Managing Director Employment Agreement dated January 2, 1981 of Mr. Peter Pfeiffer, filed as Exhibit 10.4 to the Form S-1, is hereby incorporated by reference.**
10.16	Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Form S-1, is hereby incorporated by reference.**
10.17	Service Agreement dated April 22, 1993, between AptarGroup, Inc. and Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 to the 1993 10-K, is hereby incorporated by reference.**
10.18	First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the 1993 10-K, is hereby incorporated by reference.**
10.19	Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.8 to the 1993 10-K, is hereby incorporated by reference.**
10.20	Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit 10.10 to the 1993 10-K, is hereby incorporated by reference.**
10.21	Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Amendment No. 1 to Service Agreement dated January 1, 2000 of Carl A. Siebel, filed as Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Supplement to the pension scheme agreement dated October 16, 2001 pertaining to the pension plan between AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.25	Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
10.26	Amendment dated February 17, 2002 to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.17 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.27	Amendment dated January 9, 2004 to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.28	Employment Agreement dated December 1, 2003 of Stephen J. Hagge, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.29	Employment Agreement dated December 1, 2003 of Patrick F. Doherty, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.30	Employment Agreement dated January 10, 2003 of Jacques Blanié. filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.31	Employment Agreement dated January 19, 1989 of Jacques Blanié, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.32	Employment Agreement dated December 1, 2003 of Eric Ruskoski, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.33	Severance Agreement dated December 1, 2003 of Lawrence Lowrimore, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.34*	Summary of Bonus Arrangements with Executive Officers.**
10.35*	Summary of Director Compensation.**
21*	List of Subsidiaries.
23*	Consent of Independent Accountants.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

56 /ATR
2004 Form 10-K

Exhibit
Number	Description
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

57 /ATR
2004 Form 10-K