Form 10-Q
period 2005-03-31
APTARGROUP INC
filed 2005-04-29
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

DELAWARE (State of Incorporation)	36-3853103 (I.R.S. Employer Identification No.)

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 23, 2005).

Common Stock	35,492,956

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2005

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2005	2004

Net Sales	$343,999	$315,603

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	232,478	211,581
Selling, research & development and administrative	51,640	48,269
Depreciation and amortization	25,532	24,050

	309,650	283,900

Operating Income	34,349	31,703

Other Income (Expense):
Interest expense	(2,738)	(2,229)
Interest income	815	1,018
Equity in results of affiliates	332	442
Minority interests	—	(119)
Miscellaneous, net	(305)	413

	(1,896)	(475)

Income Before Income Taxes	32,453	31,228

Provision for Income Taxes	10,385	9,993

Net Income	$22,068	$21,235

Net Income Per Common Share:
Basic	$.62	$.58

Diluted	$.60	$.57

Average number of shares outstanding:
Basic	35,639	36,402
Diluted	36,773	37,355

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2005	2004

Assets

Current Assets:
Cash and equivalents	$144,861	$170,368
Accounts and notes receivable, less allowance for doubtful accounts of $9,638 in 2005 and $9,952 in 2004	274,619	266,894
Inventories	191,863	189,349
Prepayments and other	34,029	34,618

	645,372	661,229

Property, Plant and Equipment:
Buildings and improvements	194,912	196,592
Machinery and equipment	1,051,441	1,073,173

	1,246,353	1,269,765
Less: Accumulated depreciation	(735,336)	(747,787)

	511,017	521,978
Land	12,284	12,784

	523,301	534,762

Other Assets:
Investments in affiliates	12,284	12,409
Goodwill	149,163	140,239
Intangible assets	13,669	14,472
Miscellaneous	19,887	10,915

	195,003	178,035

Total Assets	$1,363,676	$1,374,026

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2005	2004

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$73,749	$56,428
Current maturities of long-term obligations	6,965	6,864
Accounts payable and accrued liabilities	211,431	213,569

	292,145	276,861

Long-Term Obligations	142,228	142,581

Deferred Liabilities and Other:
Deferred income taxes	44,803	45,169
Retirement and deferred compensation plans	27,089	26,673
Deferred and other non-current liabilities	2,392	2,313
Minority interests	6,994	7,232

	81,278	81,387

Stockholders’ Equity:
Common stock, $.01 par value	384	382
Capital in excess of par value	151,896	148,722
Retained earnings	712,617	695,901
Accumulated other comprehensive income	86,484	120,323
Less treasury stock at cost, 2.9 million and 2.6 million shares in 2005 and 2004, respectively	(103,356)	(92,131)

	848,025	873,197

Total Liabilities and Stockholders’ Equity	$1,363,676	$1,374,026

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2005	2004

Cash Flows From Operating Activities:
Net income	$22,068	$21,235
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	24,923	23,464
Amortization	609	586
Provision for bad debts	104	332
Minority interests	—	119
Deferred income taxes	(607)	488
Retirement and deferred compensation plans	(1,753)	(2,121)
Equity in results of affiliates in excess of cash distributions received	(304)	(442)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(19,931)	(17,656)
Inventories	(9,029)	(7,173)
Prepaid and other current assets	(1,685)	598
Accounts payable and accrued liabilities	10,424	8,755
Income taxes payable	1,460	3,974
Other changes, net	5,562	3,648

Net Cash Provided by Operations	31,841	35,807

Cash Flows From Investing Activities:
Capital expenditures	(25,010)	(19,467)
Disposition of property and equipment	703	3,693
Intangible assets	(257)	(725)
Acquisition of business	(29,774)	—
Collection of notes receivable, net	197	45

Net Cash Used by Investing Activities	(54,141)	(16,454)

Cash Flows From Financing Activities:
Proceeds from notes payable	17,374	922
Proceeds from long-term obligations	628	—
Repayments of long-term obligations	(934)	(2,041)
Dividends paid	(5,353)	(2,543)
Proceeds from stock options exercises	3,888	4,203
Purchase of treasury stock	(12,296)	—

Net Cash Provided by Financing Activities	3,307	541

Effect of Exchange Rate Changes on Cash	(6,514)	(3,286)

Net (Decrease)/increase in Cash and Equivalents	(25,507)	16,608
Cash and Equivalents at Beginning of Period	170,368	164,982

Cash and Equivalents at End of Period	$144,861	$181,590

Supplemental Non-cash Financing Activities:
Capital lease obligations	$100	—

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

     In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
     At March 31, 2005 and March 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Three Months Ended March 31,		2005	2004

Net income, as reported		$22,068	$21,235
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,276)	(846)

Pro forma net income		$20,792	$20,389

Earnings per share:
	Basic — as reported	$.62	$.58

	Basic — pro forma	$.58	$.56

	Diluted — as reported	$.60	$.57

	Diluted — pro forma	$.57	$.55

NOTE 2 — INVENTORIES

At March 31, 2005 and December 31, 2004, approximately 22% of the total inventories are accounted for by using the LIFO method. Inventories, by component, consisted of:

	March 31,	December 31,
	2005	2004

Raw materials	$68,976	$62,785
Work-in-process	43,781	47,130
Finished goods	82,235	82,263

Total	194,992	192,178
Less LIFO Reserve	(3,129)	(2,829)

Total	$191,863	$189,349

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2004 are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total

Balance as of December 31, 2004	$138,379	$1,860	$140,239
Acquisitions (See Note 11)		11,087	11,087
Foreign currency exchange effects	(1,927)	(236)	(2,163)

Balance as of March 31, 2005	$136,452	$12,711	$149,163

The table below shows a summary of intangible assets as of March 31, 2005 and December 31, 2004.

		March 31, 2005			December 31, 2004

	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	15	$16,113	$(7,210)	$8,903	$17,852	$(8,259)	$9,593
License agreements and other	6	9,190	(5,427)	3,763	9,093	(5,258)	3,835

	12	25,303	(12,637)	12,666	26,945	(13,517)	13,428

Unamortized intangible assets:
Trademarks		483	—	483	505	—	505
Pension asset		520	—	520	539	—	539

		1,003	—	1,003	1,044	—	1,044

Total intangible assets		$26,306	$(12,637)	$13,669	$27,989	$(13,517)	$14,472

     Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2005 and 2004 was $609 and $586, respectively.

     Estimated amortization expense for the years ending December 31 is as follows:

2005	$2,306
2006	1,964
2007	1,937
2008	1,891
2009	1,651

     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2005.

NOTE 4 — COMPREHENSIVE INCOME/(LOSS)

AptarGroup’s total comprehensive income/(loss) was as follows:

Three Months Ended March 31,

	2005	2004

Net income	$22,068	$21,235
Foreign currency translation adjustments	(33,838)	(15,197)

Total comprehensive (loss)/income	$(11,770)	$6,038

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

Three months ended March 31,

	Domestic Plans		Foreign Plans
	2005	2004	2005	2004

Service cost	$993	$853	$260	$227
Interest cost	628	548	347	321
Expected return on plan assets	(604)	(603)	(117)	(94)
Amortization of prior service cost	1	6	26	25
Amortization of net loss	126	73	73	58

Net periodic benefit cost	$1,144	$877	$589	$537

EMPLOYER CONTRIBUTIONS

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.3 million to its domestic defined benefit plans and approximately $1.3 million to its foreign defined benefit plans in 2005. As of March 31, 2005, the Company has contributed approximately $.2 million to its foreign plans and has not yet contributed to its domestic plans. The Company presently anticipates contributing an additional $1.1 million to fund its foreign plans and anticipates contributing approximately $1.3 million to its domestic plans in the remainder of 2005.

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
     As of March 31, 2005, the Company has recorded the fair value of derivative instruments of $2.4 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2005 or 2004 since there was no hedge ineffectiveness.

CASH FLOW HEDGES

The Company did not use any cash flow hedges for the quarters ending March 31, 2005 or 2004.

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

OTHER

As of March 31, 2005, the Company has recorded the fair value of foreign currency forward exchange contracts of $252 thousand in prepayments and other in the balance sheet. All forward exchange contracts outstanding as of March 31, 2005 had an aggregate contract amount of $57.3 million.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company started construction of a new 90,000 square foot manufacturing facility in Italy to be used to manufacture spray through overcaps and aerosol valve accessories. The factory is estimated to cost approximately $9 million and will be financed through internally generated cash.

     The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2005.

NOTE 8 — STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2005, the Company repurchased 242 thousand shares for an aggregate amount of $12.3 million. As of March 31, 2005, the Company has outstanding authorizations to repurchase up to approximately 2.1 million shares. The timing of and total amount expended for the share repurchase depends upon market conditions.

NOTE 9 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

		Three months ended
	March 31, 2005		March 31, 2004
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$22,068	$22,068	$21,235	$21,235

Average equivalent shares
Shares of common stock	35,639	35,639	36,402	36,402
Effect of dilutive stock based compensation
Stock options	1,129	—	944	—
Restricted stock	5	—	9	—

Total average equivalent shares	36,773	35,639	37,355	36,402

Net income per share	$.60	$.62	$0.57	$0.58

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
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense in excess of interest income, corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”). The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

Financial information regarding the Company’s reportable segments is shown below:

			Corporate
Three months ended March 31,	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2005	$281,316	$65,458	$—	$346,774
2004	262,235	55,761	—	317,996

Less: Intersegment Sales
2005	$658	$2,117	$—	$2,775
2004	785	1,608	—	2,393

Net Sales
2005	$280,658	$63,341	$—	$343,999
2004	261,450	54,153	—	315,603

Segment Income
2005	$32,127	$6,744	$(4,495)	$34,376
2004	31,297	5,292	(4,150)	32,439

Reconciliation of Segment Income to consolidated income before income taxes is as follows:

Three months ended March 31,	2005	2004

Total Segment Income for reportable segments	$34,376	$32,439
Interest expense, net	(1,923)	(1,211)

Income before income taxes	$32,453	$31,228

NOTE 11 — ACQUISITIONS

During the first quarter of 2005, the Company acquired 100% of voting equity interest of EP Spray System SA for approximately $30 million in cash. No debt was assumed in the transaction. EP Spray System SA is a Swiss company that manufactures aerosol valves with bag-on-valve technology. This technology expands the Company’s aerosol valve product offerings. The Company is in the process of completing a fair market valuation of the assets and liabilities of EP Spray Systems SA and as of the date of this report, that information was not yet available. As a result, the full amount of the excess of the purchase price over the net book value of EP Spray Systems SA (approximately $11 million) was assigned to goodwill as of March 31, 2005.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2005	2004

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.6	67.0
Selling, research & development and administration	15.0	15.3
Depreciation and amortization	7.4	7.6

Operating Income	10.0	10.1
Other income (expense)	(0.6)	(0.2)

Income before income taxes	9.4	9.9

Net income	6.4%	6.7%

Effective Tax Rate	32.0%	32.0%

NET SALES

We recorded net sales of $344.0 million for the quarter ended March 31, 2005, or nine percent above first quarter 2004 net sales of $315.6 million. Although the U.S. dollar strengthened slightly in the first quarter from December 31, 2004 it remained approximately five percent weaker compared to the Euro in the first quarter of last year. Net sales excluding changes in foreign currency rates increased approximately six percent compared to the first quarter in the prior year. Sales of custom tooling decreased approximately $8 million compared to the first quarter of 2004. Last year’s first quarter sales included approximately $7 million in custom tooling sales related to a large pharmaceutical project that was canceled during that quarter. Certain raw material cost increases passed along to customers and a general overall price increase had a positive effect on net sales in the quarter, helping to offset rising raw material costs. Excluding changes in foreign currency rates, the changes in sales by market were as follows:

•	Sales of our products to the personal care market increased approximately 13% in the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in unit sales to this market of all the products we produce. Sales of aerosol valves to the personal care market increased primarily due to the successful introduction of new valve accessories such as a turning/locking actuator as well as the acquisition of a company in Switzerland that has proprietary valve technology. Demand for our dispensing closures was strong in the first quarter of 2005, particularly in the U.S., leading to record unit shipments.
•	Sales of our products to the fragrance/cosmetic market increased approximately four percent in the first quarter of 2005 compared to the first quarter of 2004 reflecting new customer product launches particularly in the high-end of the market. Price competition continues to impact this market, particularly the low-end sector.
•	Sales of our products to the pharmaceutical market decreased approximately seven percent in the first quarter of 2005 compared to the first quarter of 2004. Excluding the decrease in sales of custom tooling discussed above, sales of pharmaceutical products increased approximately two percent in the quarter.
•	Sales of our products to the food/beverage markets increased approximately 21% in the first quarter of 2005 compared to the first quarter of 2004, reflecting increased sales of our dispensing closures, due primarily to the continued conversion from glass containers to plastic which allows the packages to be squeezed as well as the increased use of our inverted dispensing closure product range in this market.
•	Sales of our products to the household market increased approximately 10% in the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in metered dose aerosol valve sales to this market.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2005	% of Total	2004	% of Total

Domestic	$102,166	30%	$90,449	29%
Europe	210,192	61%	199,719	63%
Other Foreign	31,641	9%	25,435	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 67.6% in the first quarter of 2005 compared to 67.0% in the same period a year ago. Our cost of sales percentage was negatively influenced by the following factors in 2005:

Rising Raw Material Costs. Raw material costs, in particular plastic resin costs, continued to increase in the first quarter of 2005. While some of this raw material price increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in the margin percentage.

Strengthening of the Euro. We are a net importer from Europe of products produced in Europe with costs denominated in Euros. As a result, when the Euro strengthens against the U.S. dollar or other currencies, products produced in Europe (with costs denominated in Euros) and sold in currencies that are weaker compared to the Euro, have a negative impact on cost of sales as a percentage of net sales.

Weakness in Pharmaceutical Product Sales. The majority of the increase in product sales in the first quarter of 2005 came from product lines other than the pharmaceutical product line which typically carries higher margins than the other markets we serve. As a result, the mix of products sold had a negative impact on the cost of sales as percentage of net sales.

Sale of Building in 2004. In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. This gain positively impacted cost of goods sold in 2004 and did not repeat in 2005.

Partially offsetting these negative factors were the following positive factors in 2005:

Decreased Sales of Custom Tooling. We saw approximately an $8 million decrease in sales of custom tooling in the first quarter of 2005. Traditionally sales of custom tooling generates lower margins than our regular product sales and thus the decreased sales of custom tooling in the first quarter of 2005 compared to the prior year positively impacted cost of sales as a percentage of sales in the first quarter of 2005.

Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S. We made the decision in the first quarter of 2004 to close a mold manufacturing facility in the U.S. Due to a reduction in the volume of business in the first quarter of 2004, this facility lost approximately $600 thousand. In addition, approximately $500 thousand of shut down and related severance charges were recorded relating to approximately 40 people and were included in cost of goods sold during the first quarter of 2004. These costs were not present in the first quarter of 2005.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $3.4 million in the first quarter of 2005 compared to the same period a year ago. Approximately $1.6 million of the increase is due to movement in exchange rates. We had approximately $.7 million more expenses related to professional fees and $.6 million higher research and development patent and prototype tooling costs in the first quarter of 2005 compared to the first quarter of 2004. The remainder of the increase is due to normal inflationary cost and wage increases.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $1.5 million in the first quarter of 2005 to $25.5 million compared to $24.1 million in the first quarter of 2004. Approximately $.8 million of the increase is due to the stronger Euro compared to the U.S. dollar in 2005. The remaining increase relates to increased capital expenditures to support the growth of our business.

OPERATING INCOME

Operating income increased approximately $2.7 million in the first quarter of 2005 to $34.4 million compared to $31.7 million in the same period in the prior year. The increase is primarily due to the increase in sales volume noted above. Operating income as percentage of net sales remained constant at approximately 10% for both the first quarter of 2005 and 2004.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2005 increased to $1.9 million from $.5 million in the same period in the prior year primarily reflecting increased interest expense of $.5 million, decreased interest income of $.2 million and an increase in foreign exchange losses of approximately $.7 million. The increase in interest expense is due to higher borrowings as a result of our share repurchases and higher average interest rates. The reduction in interest income is due primarily to our lower cash position between the two periods as a result of the acquisition completed in the first quarter of 2005 and the repatriation of funds from Europe to the U.S. in the third quarter of 2004. The increase in foreign exchange losses is the result of the strengthening of the U.S. dollar compared to the Euro from December 2004 and the related decrease in fair value of our open forward exchange contracts from year end.

EFFECTIVE TAX RATE

The reported effective tax rate remained constant at 32% for the three months ended March 31, 2005 and 2004. As we have indicated previously, we have filed for U.S. federal tax refunds relating to research and development expenditures incurred from 2000 to 2002. We are in the process of finalizing this matter with the internal revenue service and presently expect the tax benefit to be approximately $1.2 million. Also, the Italian government has offered an incentive relating to taxation of previously received investment grants. We had previously provided for deferred taxes on these investment grants when they were received. If we elect to accept the Italian government’s incentive to pay a reduced amount of tax on these previously received investment grants, we estimate the effect would be a reduction in income tax expense of approximately $2.1 million. Neither of these tax issues have been reflected in the financial statements, therefore the settlement of these two tax issues will significantly reduce the effective tax rate in the period when they occur.

NET INCOME

We reported net income of $22.1 million in the first quarter of 2005 compared to $21.2 million in the first quarter of 2004.

DISPENSING SYSTEMS SEGMENT

The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

Three Months Ended March 31,	2005	2004

Net Sales	$280,658	$261,450
Segment Income (1)	32,127	31,297
Segment Income as a percentage of Net Sales	11.4%	12.0%

(1)	Segment Income is defined as earnings before net interest, corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.

     Our net sales for the Dispensing Systems segment grew by more than seven percent in the first quarter of 2005 over the first quarter of 2004. The strengthening Euro helped contribute to the sales increase. Net sales excluding changes in foreign currency exchange rates increased approximately four percent from the prior year. Sales increased to the personal care, food/beverage and household markets, offsetting the decrease in the pharmaceutical market due to the reduction in sales of custom tooling.

     Segment Income in the first quarter of 2005 increased approximately three percent to $32.1 million compared to $31.3 million reported in the same period in the prior year but decreased as a percentage of net sales. The decrease as a percentage of net sales is primarily due to the stronger Euro in the first quarter of 2005 compared to the first quarter of 2004 as well as the mix of products sold by market field discussed previously above.

SEAQUISTPERFECT SEGMENT

SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

Three Months Ended March 31,	2005	2004

Net Sales	$63,341	$54,153
Segment Income	6,744	5,292
Segment Income as a percentage of Net Sales	10.6%	9.8%

     Net sales for the quarter ended March 31, 2005 increased 17% over the first quarter of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 14% or $8 million from the prior year, reflecting additional sales of approximately $2 million from the acquisition of the bag-on-valve company in Switzerland during the first quarter of 2005. The remainder of the increase in sales is due to the successful introduction of new aerosol valve accessories for the personal care market and an increase in metered dose aerosol valves to the household market.

     Segment Income in the first quarter of 2005 increased approximately 27% to $6.7 million compared to $5.3 million reported in the same period in the prior year. Segment Income increased primarily due to the acquisition mentioned above and the increase in sales volumes which led to better utilization of fixed costs.

FOREIGN CURRENCY

A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our foreign exchange exposures principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents decreased to $144.9 million from $170.4 million at December 31, 2004. Total short and long-term interest bearing debt increased in the first quarter of 2005 to $222.9 million from $205.9 million at December 31, 2004. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) increased to approximately 8% compared to 4% as of December 31, 2004.

     In the first quarter of 2005, our operations provided approximately $31.8 million in cash flow compared to $35.8 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease in cash flow is primarily attributable to an increase in working capital needs to support the growth in the business. During the first quarter of 2005, we utilized the majority of the operating cash flows to finance capital expenditures.
     We used $54.1 million in cash for investing activities during the first quarter of 2005, compared to $16.5 million during the same period a year ago. The increase in cash used for investing activities is due primarily to the acquisition of a bag-on-valve company in Switzerland as well as increased capital expenditures during the quarter. The acquisition of the company in Switzerland was paid for using existing cash in Europe. Cash outlays for capital expenditures for 2005 are estimated to be approximately $100 million.
     Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2005
Interest coverage ratio	At least 3.5 to 1	23 to 1
Debt to total capital ratio	55%	21%

     Based upon the above interest coverage ratio covenant, we could borrow additional debt up to a limit where interest expense would not exceed approximately $70 million. Actual interest expense for the past four quarters was approximately $11 million. Based upon the above debt to capital ratio covenant we would have the ability to borrow an additional $810 million before the 55% requirement would be exceeded.

     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $144.9 million in cash and equivalents is located outside of the U.S. In 2004, we decided to repatriate a portion (approximately $30 million) of non-U.S. subsidiary 2004 earnings, and we expect the funds to be distributed in the second quarter of 2005. We provided for additional taxes of approximately $.4 million in 2004 for this repatriation.
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
     The Board of Directors declared a quarterly dividend of $.15 per share payable on May 20, 2005 to stockholders of record as of April 29, 2005.

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

     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award; the requisite service period (usually the vesting period). SFAS No. 123R is effective as of the first annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating which option pricing model to use when we implement SFAS No. 123R and thus we have not completed the estimate of the impact that this Statement will have on our financial results of operations. However, see Note 1 to the Consolidated Financial Statements in Item 8 for the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option-pricing model.
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

OUTLOOK

The positive momentum we experienced in the first quarter is expected to continue into the second quarter. We anticipate demand to remain strong from the personal care and food/beverage markets. We are also optimistic that the pharmaceutical volumes should start to increase over the first quarter levels.

     Rising raw material costs, in particular plastic resin costs, are expected to continue into the second quarter. This may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.
     We have filed for U.S. federal tax refunds relating to research and development expenditures incurred from 2000 to 2002. We are in the process of finalizing this matter and presently expect the tax benefit to be approximately $1.2 million. In addition, the Italian government has offered an incentive relating to taxation of previously received investment grants. We had previously provided for deferred taxes on these investment grants when they were received. If we elect to accept the Italian government’s incentive to pay a reduced amount of tax on these previously received investment grants, we estimate the effect would be a reduction in income tax expense of approximately $2.1 million. The successful resolution of these two tax-related items would have a positive impact on diluted earnings per share of approximately $.09 per share.
     Excluding any impact from the pending tax-related items noted above, we anticipate that diluted earnings per share for the second quarter of 2005 will be in the range of $.68 to $.73 per share compared to $.61 per share in the same period in the prior year.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition (particularly from Asia) and technological change;
•	our ability to defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	resolution of pending tax-related items:
•	economic and market conditions worldwide;
•	changes in customer spending levels;
•	work stoppages due to labor disputes
•	the demand for existing and new products;
•	other risks associated with our operations.

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
     The table below provides information as of March 31, 2005 about our forward currency exchange contracts. All the contracts expire before the end of the first quarter of 2006.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$25,095	1.2968
Swiss Francs/Euro	10,887	.6444
Canadian Dollars/Euro	5,737	.6236
Euro/Russian Ruble	2,851	36.0700
Euro/British Pounds	2,743	.7041
Euro/Indoneisan Rupiah	2,021	12,196.9679
U.S. Dollar/ Mexican Peso	1,930	11.0705
U.S. Dollar/Euro	1,405	.7622
Euro/Japanese Yen	1,165	131.0477
Other	3,451

Total	$57,285

     As of March 31, 2005, we have recorded the fair value of foreign currency forward exchange contracts of $252 thousand in prepayments and other in the balance sheet.

     At March 31, 2005, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 2.5% at March 31, 2005) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $.2 million assuming a tax rate of 32%. As of March 31, 2005, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $2.4 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2005 since there was no hedge ineffectiveness.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2005 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2005, there were no purchases or sales of our Common Stock by the FCP Aptar Savings Plan (the “Plan”) on behalf of the participants. At March 31, 2005, the Plan owns 4,240 shares of our Common Stock. The employees of AptarGroup S.A.S., and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for quarter ended March 31, 2005:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

1/1 — 1/31/05	—	$—	—	2,330,700
2/1 — 2/28/05	137,100	49.80	137,100	2,193,600
3/1 — 3/31/05	105,000	52.08	105,000	2,088,600
Total	242,100	$50.79	242,100	2,088,600

     On October 19, 2000, the Company announced that it was authorized to repurchase two million shares of its outstanding common stock. On July 15, 2004, the Company announced that it was authorized to repurchase an additional two million shares of its outstanding common stock bringing the cumulative total repurchase authorization to four million shares of the Company’s common stock. There is no expiration date for these repurchase programs. These repurchase programs have been approved by the Board of Directors.

ITEM 5. OTHER INFORMATION

     On March 30, 2005, the Corporate Governance Committee of the Board of Directors formalized the procedures to be followed by any stockholder who wishes to submit a recommendation for a new director. Any stockholder who seeks to recommend a director for consideration by the Corporate Governance Committee must (i) include with such recommendation any information that would be required by the Company’s Bylaws if the stockholder were making the nomination directly and (ii) submit such recommendation in writing to the Company’s Secretary no less than 120 calendar days before the anniversary of the date of the Company’s proxy statement for the previous year’s annual meeting of stockholders. No other changes to procedures by which stockholders may recommend nominees to the Board of Directors were made during the quarter ended March 31, 2005.

ITEM 6. EXHIBITS

(a)	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

AptarGroup, Inc.
(Registrant)

By /s/ Stephen J. Hagge
Stephen J. Hagge
Executive Vice President, Chief
Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: April 29, 2005

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