Form 10-Q
period 2005-06-30
APTARGROUP INC
filed 2005-07-29
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 20, 2005).
Common Stock                    35,023,072

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2005

 i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	$356,112	$311,844	$700,111	$627,447

Operating Expenses:
Cost of sales
(exclusive of depreciation shown below)	238,641	206,202	471,119	417,783
Selling, research & development and administrative	51,060	46,793	102,700	95,062
Depreciation and amortization	25,282	23,433	50,814	47,483

	314,983	276,428	624,633	560,328

Operating Income	41,129	35,416	75,478	67,119

Other Income (Expense):
Interest expense	(3,026)	(2,495)	(5,764)	(4,724)
Interest income	747	872	1,562	1,890
Equity in results of affiliates	503	251	835	693
Minority interests	71	(153)	71	(272)
Miscellaneous, net	(533)	(388)	(838)	25

	(2,238)	(1,913)	(4,134)	(2,388)

Income Before Income Taxes	38,891	33,503	71,344	64,731

Provision for Income Taxes	9,567	10,721	19,952	20,714

Net Income	$29,324	$22,782	$51,392	$44,017

Net Income Per Common Share:
Basic	$0.83	$0.62	$1.45	$1.21

Diluted	$0.81	$0.61	$1.41	$1.18

Average Number of Shares Outstanding:
Basic	35,226	36,527	35,431	36,464
Diluted	36,321	37,462	36,526	37,377

Dividends Per Common Share	$.15	$.07	$.30	$.14

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2005	2004

Assets
Current Assets:
Cash and equivalents	$123,526	$170,368
Accounts and notes receivable, less allowance for doubtful accounts of $9,069 in 2005 and $9,952 in 2004	277,971	266,894
Inventories, net	186,516	189,349
Prepayments and other	31,469	34,618

	619,482	661,229

Property, Plant and Equipment:
Buildings and improvements	187,336	196,592
Machinery and equipment	1,021,387	1,073,173

	1,208,723	1,269,765
Less: Accumulated depreciation	(721,445)	(747,787)

	487,278	521,978
Land	11,632	12,784

	498,910	534,762

Other Assets:
Investments in affiliates	12,117	12,409
Goodwill	144,716	140,239
Intangible assets, net	12,854	14,472
Miscellaneous	19,272	10,915

	188,959	178,035

Total Assets	$1,307,351	$1,374,026

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2005	2004

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$77,688	$56,428
Current maturities of long-term obligations	6,260	6,864
Accounts payable and accrued liabilities	209,224	213,569

	293,172	276,861

Long-Term Obligations	141,376	142,581

Deferred Liabilities and Other:
Deferred income taxes	39,616	45,169
Retirement and deferred compensation plans	26,782	26,673
Deferred and other non-current liabilities	2,037	2,313
Minority interests	6,577	7,232

	75,012	81,387

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 38.4 and 38.2 million shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	384	382
Capital in excess of par value	153,154	148,722
Retained earnings	736,641	695,901
Accumulated other comprehensive income	40,789	120,323
Less treasury stock at cost, 3.4 and 2.6 million shares as of June 30, 2005 and December 31, 2004, respectively.	(133,177)	(92,131)

	797,791	873,197

Total Liabilities and Stockholders’ Equity	$1,307,351	$1,374,026

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Six Months Ended June 30,	2005	2004

Cash Flows From Operating Activities:
Net income	$51,392	$44,017
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	49,593	46,344
Amortization	1,221	1,139
Provision for bad debts	207	324
Minority interests	(71)	272
Deferred income taxes	(5,640)	(15)
Retirement and deferred compensation plans	1,039	821
Equity in results of affiliates in excess of cash distributions received	(807)	(693)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(39,794)	(18,532)
Inventories	(10,747)	(15,256)
Prepayments and other current assets	(825)	2,148
Accounts payable and accrued liabilities	17,162	12,514
Income taxes payable	2,622	6,870
Other changes, net	7,552	2,014

Net Cash Provided by Operations	72,904	81,967

Cash Flows From Investing Activities:
Capital expenditures	(49,433)	(51,767)
Proceeds from disposition of property and equipment	1,633	4,481
Acquisition of intangible assets	(718)	(1,241)
Acquisition of business, net of cash acquired	(29,345)	—
Issuance of notes receivable, net	443	450

Net Cash Used by Investing Activities	(77,420)	(48,077)

Cash Flows From Financing Activities:
Proceeds/(repayments) from notes payable	21,078	(26,411)
Proceeds from long-term obligations	589	25,000
Repayments of long-term obligations	(1,997)	(3,146)
Dividends paid to stockholders	(10,652)	(5,102)
Proceeds from stock options exercises	6,743	6,429
Purchase of treasury stock	(43,714)	(3,892)

Net Cash Used by Financing Activities	(27,953)	(7,122)

Effect of Exchange Rate Changes on Cash	(14,373)	(4,682)

Net (Decrease)/Increase in Cash and Equivalents	(46,842)	22,086
Cash and Equivalents at Beginning of Period	170,368	164,982

Cash and Equivalents at End of Period	$123,526	$187,068

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AptarGroup, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms “AptarGroup” or “Company” as used herein refer to AptarGroup, Inc. and its subsidiaries.
     In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
     At June 30, 2005 and June 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income relating to stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004

	Net income, as reported	$29,324	$22,782	$51,392	$44,017
Deduct:	Total stock-based employee
	compensation expense determined
	under fair value based method for all
	awards, net of related tax effects	1,363	868	2,659	1,714

	Pro forma net income	$27,961	$21,914	$48,733	$42,303

	Earnings per share:
	Basic — as reported	$0.83	$0.62	$1.45	$1.21
	Basic — pro forma	$0.79	$0.60	$1.38	$1.16
	Diluted — as reported	$0.81	$0.61	$1.41	$1.18
	Diluted — pro forma	$0.77	$0.58	$1.33	$1.13
     SFAS No. 123R upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. This would be the case for awards that vest when employees become retirement eligible or awards granted to retirement eligible employees. Had we been using the non-substantive approach instead of the nominal vesting approach when calculating the effect on net income and earnings per share above, net income would have decreased by approximately $0.6 million and $2.0 million for the quarter and six months ended June 30, 2005, respectively and $2.3 million and $2.0 million for the quarter and six months ended June 30, 2004 respectively.

NOTE 2 — INVENTORIES
At June 30, 2005 and December 31, 2004, approximately 23% and 22%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component, consisted of:

	June 30,	December 31,
	2005	2004

Raw materials	$64,357	$62,785
Work in progress	44,733	47,130
Finished goods	80,855	82,263

	189,945	192,178
Less LIFO Reserve	(3,429)	(2,829)

Total	$186,516	$189,349

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2004 are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total

Balance as of December 31, 2004	$138,379	$1,860	$140,239
Acquisitions (See Note 11)	—	10,797	10,797
Foreign currency exchange effects	(5,417)	(903)	(6,320)

Balance as of June 30, 2005	$132,962	$11,754	$144,716

The table below shows a summary of intangible assets as of June 30, 2005 and December 31, 2004.

		June 30, 2005			December 31, 2004
	Weighted-
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	15	$15,178	$(7,030)	$8,148	$17,852	$(8,259)	$9,593
License agreements and other	6	9,257	(5,496)	3,761	9,093	(5,258)	3,835

	12	24,435	(12,526)	11,909	26,945	(13,517)	13,428

Unamortized intangible assets:
Trademarks		452	—	452	505	—	505
Pension asset		493	—	493	539	—	539

		945	—	945	1,044	—	1,044

Total intangible assets		$25,380	$(12,526)	$12,854	$27,989	$(13,517)	$14,472

     Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2005 and 2004 was $612 and $553, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2005 and June 30, 2004 was $1,221 and $1,139, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2005	$2,294
2006	1,959
2007	1,933
2008	1,868
2009	1,610
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2005.
NOTE 4 — TOTAL COMPREHENSIVE (LOSS)/INCOME
AptarGroup’s total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$29,324	$22,782	$51,392	$44,017
Add: foreign currency translation adjustment	(45,695)	(6,054)	(79,533)	(21,251)

Total comprehensive income	$(16,371)	$16,728	$(28,141)	$22,766

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended June 30,

	Domestic Plans		Foreign Plans
	2005	2004	2005	2004

Service cost	$899	$853	$251	$219
Interest cost	568	548	336	310
Expected return on plan assets	(547)	(603)	(113)	(91)
Amortization of prior service cost	1	6	25	24
Amortization of net loss	114	73	70	56

Net periodic benefit cost	$1,035	$877	$569	$518

Six months ended June 30,

	Domestic Plans		Foreign Plans
	2005	2004	2005	2004

Service cost	$1,892	$1,706	$511	$446
Interest cost	1,196	1,096	683	631
Expected return on plan assets	(1,151)	(1,206)	(230)	(185)
Amortization of prior service cost	2	12	51	49
Amortization of net loss	240	146	143	114

Net periodic benefit cost	$2,179	$1,754	$1,158	$1,055

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.3 million to its domestic defined benefit plans and approximately $1.3 million to its foreign defined benefit plans in 2005. As of June 30, 2005, the Company has contributed approximately $.6 million to its foreign plans and has not yet contributed to its domestic plans. The Company presently anticipates contributing an additional $.7 million to fund its foreign plans and anticipates contributing approximately $1.3 million to its domestic plans before the end of 2005.

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
     As of June 30, 2005, the Company recorded the fair value of derivative instrument assets of $2.4 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the three or six months ended June 30, 2005 or June 30, 2004 since there was no hedge ineffectiveness.
CASH FLOW HEDGES
The Company did not use any cash flow hedges in the quarters or six months ended June 30, 2005 or June 30, 2004.
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
OTHER
As of June 30, 2005, the Company recorded the fair value of foreign currency forward exchange contracts of $1.3 million in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2005 had an aggregate contract amount of $79.2 million.
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
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2005.

NOTE 8 — STOCK REPURCHASE PROGRAM
During the quarter ended June 30, 2005, the Company repurchased 631 thousand shares for an aggregate amount of $31.4 million. As of June 30, 2005, the Company has outstanding authorizations to repurchase up to approximately 1.5 million shares. The timing of and total amount expended for the share repurchase depends upon market conditions.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2005		June 30, 2004
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$29,324	$29,324	$22,782	$22,782

Average equivalent shares
Shares of common stock	35,226	35,226	36,527	36,527
Dilutive effect of:
Stock options	1,089	—	925	—
Restricted stock	6	—	10	—

Total average equivalent shares	36,321	35,226	37,462	36,527

Net income per share	$0.81	$0.83	$0.61	$0.62

	Six months ended
	June 30, 2005		June 30, 2004
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$51,392	$51,392	$44,017	$44,017

Average equivalent shares
Shares of common stock	35,431	35,431	36,464	36,464
Dilutive effect of:
Stock options	1,087	—	905	--
Restricted stock	7	—	8	—

Total average equivalent shares	36,526	35,431	37,377	36,464

Net income per share	$1.41	$1.45	$1.18	$1.21

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
Financial information regarding the Company’s reportable segments is shown below:

			Corporate
Quarter ended June 30,	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2005	$294,485	$64,152	$—	$358,637
2004	261,879	52,054	—	313,933

Less: Intersegment Sales
2005	$743	$1,782	$—	$2,525
2004	887	1,202	—	2,089

Net Sales
2005	$293,742	$62,370	$—	$356,112
2004	260,992	50,852	—	311,844

Segment Income
2005	$39,700	$6,329	$(4,859)	$41,170
2004	34,970	4,758	(4,602)	35,126

			Corporate
Six Months ended June 30,	Dispensing Systems	SeaquistPerfect	and Other	Totals

Total Revenue
2005	$575,801	$129,610	$—	$705,411
2004	524,114	107,815	—	631,929

Less: Intersegment Sales
2005	$1,401	$3,899	$—	$5,300
2004	1,672	2,810	—	4,482

Net Sales
2005	$574,400	$125,711	$—	$700,111
2004	522,442	105,005	—	627,447

Segment Income
2005	$71,827	$13,073	$(9,354)	$75,546
2004	66,267	10,050	(8,752)	67,565

Reconciliation of Segment Income to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Income before income taxes
Total EBIT for reportable segments	$41,170	$35,126	$75,546	$67,565
Interest expense, net	(2,279)	(1,623)	(4,202)	(2,834)

Income before income taxes	$38,891	$33,503	$71,344	$64,731
NOTE 11 — ACQUISITIONS
During the first quarter of 2005, the Company acquired 100% of voting equity interest of EP Spray System SA for approximately $30 million in cash. No debt was assumed in the transaction. EP Spray System SA is a Swiss company that manufactures aerosol valves with bag-on-valve technology. This technology expands the Company’s aerosol valve product offerings. The Company is in the process of completing a fair market valuation of the assets and liabilities of EP Spray Systems SA and as of the date of this report, that information was not yet available. As a result, the full amount of the excess of the purchase price over the net book value of EP Spray Systems SA (approximately $10.8 million) was assigned to goodwill as of June 30, 2005 (as the net book value represents the Company’s best estimate of the fair value of the net assets at this time). The Company expects that the valuation of assets and liabilities and the associated purchase price allocation will be completed as soon as practicable. The condensed consolidated income statement includes the results of operations of EP Spray from February 28, 2005, the date of the acquisition.
NOTE 12 — SUBSEQUENT EVENT
On July 20, 2005, the Board of Directors increased the quarterly dividend to $0.20 per share from the previous level of $0.15 per share. This increase in dividends is expected to increase the cash payments of dividends for the second half of the year by approximately $3.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.0	66.1	67.3	66.6
Selling, research & development and administration	14.4	15.0	14.7	15.1
Depreciation and amortization	7.1	7.5	7.2	7.6

Operating Income	11.5	11.4	10.8	10.7
Other income (expense)	(0.6)	(0.7)	(0.6)	(0.4)

Income before income taxes	10.9	10.7	10.2	10.3

Net income	8.2%	7.3%	7.3%	7.0%

Effective Tax Rate	24.6%	32.0%	28.0%	32.0%
NET SALES
Net sales for the quarter and six months ended June 30, 2005 were $356.1 million and $700.1 million, respectively, and represented increases of 14% and 12%, respectively, over the same periods a year ago. Changes in currency rates from 2004 to 2005 accounted for approximately 3% and 4% of the increase in sales, while sales of EP Spray System SA contributed approximately 1% of the sales growth for the quarter and six month periods, respectively. Excluding changes in foreign currency rates, the changes in sales by market were as follows:
•	Our sales to the personal care market increased approximately 19% and 16% for the quarter and six months ended June 30, 2005, respectively, reflecting a broad based increase in demand of our dispensing closures product range, continued acceptance of our aerosol valve new product introductions such as our turning/locking actuator and sales of bag-on valves from the acquisition of EP Spray System SA. Resin related price increases are also having a positive impact in this market, primarily related to sales of our dispensing closures.
•	Our sales to the fragrance/cosmetic market remained relatively constant for the quarter and increased approximately 2% for the six months ended June 30, 2005 compared to the same period a year ago. Continued price pressure in this market and a general weakness in demand in this market are the primary contributing factors to the lack of growth.
•	Our sales to the pharmaceutical market increased approximately 15% and 3% for the quarter and six months ended June 30, 2005, respectively. Tooling sales to this market contributed approximately 9% of the increase in sales in the quarter. For the six months ended, tooling sales were flat compared to the same period a year ago. The increase in sales to this market excluding tooling sales was derived primarily from an increase in demand of our spray pumps. Sales of our metered valves for the quarter and six months ended June 30, 2005 were slower than expected, but sales of this product line to the pharmaceutical market are expected to improve over the remainder of the year.
•	Our sales to the food/beverage markets increased approximately 12% and 16% for the quarter and six months ended June 30, 2005, reflecting the continued acceptance of our dispensing closure product range in this market and offsetting a reduction in sales of tooling to customers in both the quarter and six months ended June 30, 2005. Excluding sales of tooling to customers, sales increased approximately 22% and 23% for the quarter and six month ending June 30, 2005, respectively.
•	Our sales to the household market increased approximately 7% and 9% for the quarter and six months ended June 30, 2005, respectively, reflecting an increase in demand for aerosol valves.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total

Domestic	$111,169	31%	$94,433	30%	$213,335	30%	$184,882	29%
Europe	213,389	60%	188,391	61%	423,582	61%	388,110	62%
Other Foreign	31,554	9%	29,020	9%	63,194	9%	54,455	9%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased to 67.0% in the second quarter compared to 66.1% in the second quarter of 2004. The following factors influenced the increase in our cost of sales percentage for the quarter ended June 30, 2005:
Rising Raw Material Costs.       Raw material costs, in particular plastic resin costs, remained significantly higher in the second quarter of 2005 compared to the second quarter of 2004. While most of this raw material cost increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in margin percentage.
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
Customer Milestone Payment.       In the second quarter of 2004, we recorded a $1 million milestone payment for creating a new pharmaceutical spray pump actuator. This milestone payment positively impacted the cost of sales as a percentage of net sales in 2004 and did not repeat in 2005.
Partially offsetting these negative factors was the following positive factor:
Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S.       We decided in the first quarter of 2004 to close a mold manufacturing facility in the U.S. Due to a reduction in the volume of business in the second quarter of 2004, this facility lost approximately $600 thousand. In addition, approximately $400 thousand of shut down and related severance charges were recorded relating to approximately 40 people and were included in cost of goods sold during the second quarter 2004. These expenses did not repeat in 2005.
Our cost of sales as a percent of net sales increased to 67.3% for the six months ended June 30, 2005 compared to 66.6% for the same period a year ago. In addition to the items already mentioned above relating to the second quarter, the following factors influenced the increase in our cost of sales percentage in the first half of 2005:
Sale of Building.       In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. This gain positively impacted cost of goods sold in the first half of 2004 and did not repeat in 2005.
Partially offsetting this negative factor was the following positive factor:
Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S.       Due to the reduction in the volume of business in the first half of 2004, this facility lost approximately $1.3 million. In addition, approximately $900 thousand of shut down and related severance charges were recorded relating to approximately 40 people and were included in cost of goods sold during the first half of 2004. These expenses did not repeat in 2005.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $4.3 million in the second quarter of 2005 compared to the same period a year ago. Approximately $1.5 million of the increase in SG&A is related to the strengthened Euro versus the U.S. dollar compared to the prior year. The remainder of the increase is due to normal inflationary costs and wage increases. SG&A as a percentage of net sales for the quarter ended June 30, 2005 decreased to 14.4% from 15.0% in 2004.
     Our SG&A costs increased approximately $7.6 million for the six months ended June 30, 2005 compared to the same period a year ago. Changes in foreign currency rates accounted for approximately $3.2 million of the increase in SG&A costs. The remainder of the increase is due to normal inflationary costs and wage increases. SG&A as a percentage of net sales for the six months ended June 30, 2005 decreased to 14.7% from 15.1% in 2004.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $1.9 million in the second quarter of 2005 to $25.3 million compared to $23.4 million in the second quarter of 2004. Approximately $0.8 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2005. The remaining increase primarily relates to increased capital expenditures in prior years to support the growth of our business.
     Depreciation and amortization increased approximately $3.3 million for the first six months of 2005 to $50.8 million compared to $47.5 million for the first six months of 2004. Approximately $1.6 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2004. The remaining increase primarily relates to increased capital expenditures in prior years.
NET OTHER EXPENSE
Net other expenses in the second quarter of 2005 increased to $2.2 million from $1.9 million in the prior year primarily reflecting increased interest expense of $0.5 million due to an increase in short term borrowing rates. Included in net other expense is approximately $0.4 million of foreign currency losses reflecting the liquidation of a small finance operation in Europe.
     Net other expenses for the six months ended June 30, 2005 increased to $4.1 million from $2.4 million in the prior year primarily due to increased interest expense of $1.0 million related to an increase in short term borrowing rates, a decrease in interest income of approximately $0.3 million reflecting the decrease in cash levels from the prior year and an increase in foreign currency exchange losses of approximately $1 million which includes the $0.4 million described above.
EFFECTIVE TAX RATE
The reported effective tax rate for the three months ended June 30, 2005 was 24.6% compared to 32.0% for the same period a year ago. The decrease in the effective tax rate is attributed to prior years’ research and development credits of approximately $1.2 million realized in the second quarter of 2005. In addition, due to a special one-time Italian tax law policy relating to taxation of previously issued government grants, we were able to reduce certain previously recorded deferred tax liabilities by approximately $2 million.
     The reported effective tax rate for the six months ended June 30, 2005 was 28.0% compared to 32.0% for the same period a year ago. The same two positive impacts mentioned above are the primary reasons for the decrease in the effective tax rate for the first half of the year. We anticipate the effective tax rate to be in the range of 32.0% and 32.5% for the remainder of 2005.
NET INCOME
We reported net income for the second quarter of 2005 of $29.3 million compared to $22.8 million reported in the second quarter of 2004. Net income for the six months ended June 30, 2005 was $51.4 million compared to $44.0 million for the first six months of the prior year.
DISPENSING SYSTEMS SEGMENT
The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	$293,742	$260,992	$574,400	$522,442
Segment Income (1)	39,700	34,970	71,827	66,267
Segment Income as a percentage of Net Sales	14%	13%	13%	13%
(1)	Segment Income is defined as earnings before net interest, corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.
     Our net sales for the Dispensing Systems segment grew by approximately 13% in the second quarter of 2005 over the second quarter of 2004 reflecting strong sales of our dispensing closure product range to the personal care and food/beverage markets as well as increased sales of our pumps to the pharmaceutical market. The strengthening Euro also helped contribute to the sales increase. Net sales excluding changes in foreign currency exchange rates increased approximately 9% from the prior year.
     Net sales for the Dispensing Systems segment grew approximately 10% in the first six months of 2005 compared to the first six months of 2004 for the same reasons noted above in the second quarter. Net sales for the first half of the year excluding changes in foreign currency exchange rates increased approximately 6% from the prior year.
     Segment Income in the second quarter of 2005 increased approximately 14% to $39.7 million compared to $35.0 million reported in the prior year. The increase in Segment Income from the prior year is primarily related to the increase in dispensing closure sales volume as well as operating losses and shut down costs of approximately $1 million attributed to a mold making operation in 2004 that did not repeat in 2005.
     Segment Income in the first six months of 2005 increased approximately 8% to $71.8 million compared to $66.3 million reported in the first six months of the prior year. The increase in Segment Income from the prior year is mainly due to the same reasons noted above for the second quarter. Year to date operating losses and shut down costs for the first six months of 2004 that did not repeat in 2005 amounted to approximately $2.2 million.
SEAQUISTPERFECT SEGMENT
SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	$62,370	$50,852	$125,711	$105,005
Segment Income	6,329	4,758	13,073	10,050
Segment Income as a percentage of Net Sales	10%	9%	10%	10%
     Net sales for the quarter ended June 30, 2005 increased approximately 23% to $62.4 million from $50.9 million reported in the second quarter of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 20% from the prior year. Approximately $4.1 million of the increase in sales is attributed to the acquisition of EP Spray Systems SA in the first quarter of 2005. The remainder of the increase in sales reflects strong sales of new aerosol product accessories such as the turning/locking actuator to the personal care market.
     Net sales for the SeaquistPerfect segment for the first six months of 2005 increased approximately 20%, or $20.7 million, compared to the first six months of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 17% from the prior year. Sales from EP Spray Systems SA accounted for approximately $6.1 million of the sales increase. The remaining sales increase is mainly due to the same reasons noted above for the second quarter.

     Segment Income in the second quarter of 2005 increased approximately 33% to $6.3 million compared to $4.8 million reported in the prior year. EP Spray Systems contributed approximately $1.1 million of the increase in Segment Income in the quarter. The remaining increase in Segment Income is due primarily to the increase in sales volumes mentioned above combined with continued cost savings and better overhead utilization.
     Segment Income in the first six months of 2005 increased approximately 30% to $13.1 million compared to $10.1 million reported in the first six months of the prior year reflecting the increased sales volumes combined with productivity improvements. EP Spray Systems contributed approximately $1.7 million of the increase in Segment Income.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents decreased to $123.5 million from $170.4 million at December 31, 2004. Total short and long-term interest bearing debt increased in the first half of 2005 to $225.3 million from $205.9 million at December 31, 2004. The ratio of Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) increased to approximately 11% compared to 4% as of December 31, 2004.
     In the first half of 2005, our operations provided approximately $72.9 million in cash flow compared to $82.0 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in profitability before depreciation expense was more than offset by increases in working capital needs to support the growth of our business. During the first half of 2005, we utilized the operating cash flows to finance capital expenditures, pay dividends and repurchase the Company’s common stock.
     We used $77.4 million in cash for investing activities during the first half of 2005, compared to $48.1 million during the same period a year ago. The increase in cash used for investing activities is due primarily to the acquisition of EP Spray Systems SA in the first quarter of 2005. The acquisition of the company in Switzerland was paid for using existing cash in Europe. Cash outlays for capital expenditures for 2005 are estimated to be approximately $100 million.
     Cash used by financing activities was $28.0 million in the first half of 2005 compared to $7.1 million in the same period a year ago. An increase in short-term debt of $21 million and approximately $30 million in cash repatriated from Europe (related to 2004 earnings) was used for share repurchases of the Company’s common stock and an increase in dividends paid to shareholders. Last year’s $7.1 million cash used by financing activities included $25 million in proceeds from a private placement.
     The Board of Directors declared a quarterly dividend of $.20 per share payable on August 23, 2005, an increase over the previous level of $.15 per share. This increase in dividends is expected to increase the cash used by financing activities for the second half of the year by approximately $3.5 million.

     Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2005
Interest coverage ratio	At least 3.5 to 1	23 to 1
Debt to total capital ratio	No more than 55%	22%
     Based upon the above interest coverage ratio covenant, we could borrow additional debt up to a limit where interest expense would not exceed approximately $61 million. Actual interest expense for the past four quarters was approximately $11 million. Based upon the above debt to capital ratio covenant we would have the ability to borrow an additional $750 million before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $123.5 million in cash and equivalents is located outside of the U.S.
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
OFF-BALANCE SHEET ARRANGEMENTS
We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. If the Company exercises its option to purchase the building, the Company would account for this transaction as a capital expenditure. If the Company does not exercise the purchase option by the end of the lease in 2008, the Company would be required to pay an amount not to exceed $9.5 million and would receive certain rights to the proceeds from the sale of the related property. The value of the rights to be obtained relating to this property is expected to exceed the amount paid if the purchase option is not exercised. Other than operating lease obligations, we do not have any off-balance sheet arrangements.
ADOPTION OF ACCOUNTING STANDARDS
In May 2005 the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this Statement beginning January 1, 2006.
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have performed a preliminary assessment and have determined that this statement will not have a material impact on us upon adoption.
     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award; the requisite service period (usually the vesting period). We are currently following APB No. 25 and applying the nominal vesting approach.

     SFAS No. 123R upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. This would be the case for awards that vest when employees become retirement eligible or awards granted to retirement eligible employees. Had we been using the non-substantive approach instead of the nominal vesting approach when calculating the effect on net income and earnings per share in Note 1 to the Consolidated Financial Statements, net income would have decreased by approximately $0.6 million and $2.0 million for the quarter and six months ended June 30, 2005, respectively and $2.3 million and $2.0 million for the quarter and six months ended June 30, 2004 respectively. SFAS No. 123R is effective as of the first annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating which option pricing model to use when we implement SFAS No. 123R and thus we have not completed the estimate of the impact that this Statement will have on our financial results of operations.
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
     In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidelines for the Foreign Repatriation Provisions within the American Jobs Creation Act of 2004.” This FSP was issued in response to another provision of the Act that provides for temporary incentive for U.S. companies to repatriate accumulated income earned abroad and is effective immediately. This temporary incentive provides an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and as of today, we are not yet in a position to decide to what extent we might elect to use the repatriation provisions of the Act related to our foreign earnings. Because the majority of the Company’s foreign earnings are in higher-taxed countries, the benefits provided by the repatriation provision of the Act are, for the most part, benefits the Company was already receiving prior to the Act. Because of this, the repatriation provisions of the Act do not provide significant benefits to the Company.
OUTLOOK
The positive momentum we experienced in the first half of the year is expected to continue into the third quarter. Sales of our products to each of the markets we serve except to the fragrance/cosmetic market are expected to increase over the prior year. Sales of our products to the pharmaceutical market are expected to increase, particularly sales of our metered dose aerosol valves. Our sales to the food/beverage and personal care markets are expected to increase as customers continue to launch new products into these markets and the demand from these markets is expected to remain strong in the U.S.
     Raw material costs decreased slightly in the second quarter but remained higher compared to the prior year. If costs, particularly plastic resin costs, increased in the second half of the year as currently anticipated, this may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.
     We are initiating a program beginning in the third quarter of 2005 to redeploy and realign our workforce within our various production sites in France to better accommodate the growth we anticipate in the coming years as well as improve productivity. Approximately 160 people will be affected by this redeployment. The plan will be implemented over a three year period and will also involve the transfer of some machinery and equipment. While it is difficult to calculate an exact cost of this redeployment plan, it is expected that the first phase of the plan (to be implemented in September of 2005 and affecting approximately 50 people) will cost approximately $3 million and will be made up of costs including but not limited to relocation expenses, severance payments and early retirement costs.
     We anticipate diluted earnings per share for the third quarter of 2005 excluding any effects of this program to be in the range of $.70 to $.75 per share compared to $.68 per share in the third quarter of 2004.

FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition (particularly from Asia) and technological change;
•	our ability to defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	resolution of pending tax-related items;
•	economic and market conditions worldwide;
•	changes in customer spending levels;
•	work stoppages due to labor disputes;
•	the timing and recognition of the costs of the workforce redeployment program in France;
•	the demand for existing and new products;
•	other risks associated with our operations.
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
     The table below provides information as of June 30, 2005 about our forward currency exchange contracts.
All the contracts expire before the end of the second quarter of 2006.

		Average Contractual
Buy/Sell	Contract Amount	Exchange Rate

Euro/U.S. Dollar	$29,905	1.2411
Swiss Francs/Euro	12,156	0.6521
Euro/British Pounds	7,375	0.6769
British Pounds/Euro	6,139	1.4918
Euro/Swiss Francs	5,414	1.5358
Canadian Dollar/Euro	5,381	0.6235
Euro/Indonesian Rupiah	1,896	12196.9700
U.S. Dollar/Mexican Peso	1,335	11.3105
Euro/Japanese Yen	1,274	132.7176
Russian Ruble /Euro	1,216	0.0286
Other	7,098

Total	$79,189

     The other contracts in the above table represent contracts to buy or sell various other currencies (principally European, South American and Australian). As of June 30, 2005, we have recorded the fair value of foreign currency forward exchange contracts of $1.3 million in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2004 had an aggregate contract amount of $50.8 million.
     At June 30, 2005, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 3.4% at June 30, 2005) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $200 thousand assuming a tax rate of 32%. As of June 30, 2005, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $2.4 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2005 since there was no hedge ineffectiveness.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2005 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended June 30, 2005, the FCP Aptar Savings Plan (the “Plan”) purchased 960 shares of our common stock on behalf of the participants at an average price of $48.53 for an aggregate amount of $46,589. At June 30, 2005, the Plan owned 5,200 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs

4/1 — 4/30/05	289,300	$49.16	289,300	1,799,300
5/1 — 5/31/05	341,700	50.33	341,700	1,457,600
6/1 — 6/30/05	—	—	—	1,457,600
Total	631,000	$49.79	631,000	1,457,600
     On July 15, 2004, the Company announced that the Board of Directors authorized the repurchase of an additional two million shares of its outstanding common stock bringing the cumulative total repurchase authorization under the repurchase program to five million shares of the Company’s common stock. There is no expiration date for this repurchase program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held on May 4, 2005. A vote was taken by ballot for the election of three directors to hold office until the 2008 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

Nominee	For	Withheld	Broker Non-Votes
King Harris	30,514,005	608,206	-0-
Peter Pfeiffer	30,514,996	607,215	-0-
Dr. Joanne C. Smith	30,511,394	610,817	-0-

Continuing as directors with terms expiring in 2006 are Rodney L. Goldstein, Ralph Gruska, Dr. Leo A. Guthart and Prof. Dr. Robert W. Hacker. Continuing as directors with terms expiring in 2007 are Alain Chevassus, Stephen J. Hagge and Carl A. Siebel.
ITEM 6. EXHIBITS
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
AptarGroup, Inc.
(Registrant)
By /s/ Stephen J. Hagge
Stephen J. Hagge
Executive Vice President, Chief
Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: July 29, 2005

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