Form 10-Q
period 2005-09-30
APTARGROUP INC
filed 2005-10-28
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 19, 2005).

Common Stock	34,954,953

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	$341,084	$325,893	$1,041,195	$953,340

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	225,770	218,417	696,889	636,200
Selling, research & development and administrative	49,613	46,963	152,313	142,025
Depreciation and amortization	23,985	23,196	74,799	70,679
Redeployment Program	2,972	—	2,972	—

	302,340	288,576	926,973	848,904

Operating Income	38,744	37,317	114,222	104,436

Other Income (Expense):
Interest expense	(3,025)	(2,794)	(8,789)	(7,518)
Interest income	771	1,022	2,333	2,912
Equity in results of affiliates	382	224	1,217	917
Minority interests	12	1	83	(271)
Miscellaneous, net	(6)	1,102	(844)	1,127

	(1,866)	(445)	(6,000)	(2,833)

Income Before Income Taxes	36,878	36,872	108,222	101,603

Provision for Income Taxes	11,948	11,615	31,900	32,329

Net Income	$24,930	$25,257	$76,322	$69,274

Net Income Per Common Share:
Basic	$0.71	$0.70	$2.16	$1.91

Diluted	$0.69	$0.68	$2.10	$1.86

Average Number of Shares Outstanding:
Basic	34,988	36,107	35,282	36,344
Diluted	36,010	37,179	36,313	37,298

Dividends Per Common Share	$0.20	$0.15	$0.50	$0.29

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2005	2004

Assets
Current Assets:
Cash and equivalents	$164,596	$170,368
Accounts and notes receivable, less allowance for doubtful accounts of $9,258 in 2005 and $9,952 in 2004	258,916	266,894
Inventories, net	183,002	189,349
Prepayments and other	27,005	34,618

	633,519	661,229

Property, Plant and Equipment:
Buildings and improvements	190,604	196,592
Machinery and equipment	1,035,384	1,073,173

	1,225,988	1,269,765
Less: Accumulated depreciation	(738,792)	(747,787)

	487,196	521,978
Land	11,559	12,784

	498,755	534,762

Other Assets:
Investments in affiliates	12,399	12,409
Goodwill	144,365	140,239
Intangible assets, net	12,573	14,472
Miscellaneous	17,487	10,915

	186,824	178,035

Total Assets	$1,319,098	$1,374,026

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2005	2004

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$87,171	$56,428
Current maturities of long-term obligations	2,019	6,864
Accounts payable and accrued liabilities	211,033	213,569

	300,223	276,861

Long-Term Obligations	140,670	142,581

Deferred Liabilities and Other:
Deferred income taxes	39,115	45,169
Retirement and deferred compensation plans	26,175	26,673
Deferred and other non-current liabilities	5,024	2,313
Minority interests	2,071	7,232

	72,385	81,387

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 38.5 and 38.2 million shares issued at September 30, 2005 and December 31, 2004, respectively	385	382
Capital in excess of par value	156,010	148,722
Retained earnings	754,553	695,901
Accumulated other comprehensive income	37,853	120,323
Less treasury stock at cost, 3.6 and 2.6 million shares as of September 30, 2005 and December 31, 2004, respectively.	(142,981)	(92,131)

	805,820	873,197

Total Liabilities and Stockholders’ Equity	$1,319,098	$1,374,026

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2005	2004

Cash Flows From Operating Activities:
Net income	$76,322	$69,274
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	72,960	68,980
Amortization	1,839	1,699
Provision for bad debts	445	494
Redeployment Program	2,690	—
Minority interests	(83)	271
Deferred income taxes	(5,894)	(697)
Retirement and deferred compensation plans	1,212	1,011
Equity in results of affiliates in excess of cash distributions received	(1,188)	(917)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(12,873)	(18,908)
Inventories	(4,860)	(15,478)
Prepayments and other current assets	4,184	8,437
Accounts payable and accrued liabilities	17,954	13,440
Income taxes payable	(3,548)	3,827
Other changes, net	4,423	1,928

Net Cash Provided by Operations	153,583	133,361

Cash Flows From Investing Activities:
Capital expenditures	(74,839)	(76,187)
Proceeds from disposition of property and equipment	2,375	5,610
Acquisition of intangible assets	(1,097)	(1,625)
Acquisition of business, net of cash acquired	(31,174)	—
Disposition of investment in affiliates	11	—
Collection/(issuance) of notes receivable, net	1,209	(627)

Net Cash Used by Investing Activities	(103,515)	(72,829)

Cash Flows From Financing Activities:
Proceeds/(repayments) from notes payable	30,482	(44,729)
Proceeds from long-term obligations	596	25,000
Repayments of long-term obligations	(6,700)	(7,810)
Dividends paid to stockholders	(17,670)	(10,569)
Proceeds from stock options exercises	9,767	9,355
Purchase of treasury stock	(53,686)	(42,062)

Net Cash Used by Financing Activities	(37,211)	(70,815)

Effect of Exchange Rate Changes on Cash	(18,629)	(1,689)

Net (Decrease)/Increase in Cash and Equivalents	(5,772)	(11,972)
Cash and Equivalents at Beginning of Period	170,368	164,982

Cash and Equivalents at End of Period	$164,596	$153,010

See accompanying notes to condensed consolidated financial statements.

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
         At September 30, 2005 and September 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income relating to stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$24,930	$25,257	$76,322	$69,274
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,503	1,187	5,163	2,902

Pro forma net income	$22,427	$24,070	$71,159	$66,372

Earnings per share:
Basic – as reported	$0.71	$0.70	$2.16	$1.91
Basic – pro forma	$0.64	$0.67	$2.02	$1.83
Diluted – as reported	$0.69	$0.68	$2.10	$1.86
Diluted – pro forma	$0.62	$0.65	$1.96	$1.78
          SFAS No. 123R upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. This would be the case for awards that vest when employees become retirement eligible or awards granted to retirement eligible employees. Had the Company used the non-substantive approach instead of the nominal vesting approach when calculating the effect on net income and earnings per share above, net income would have increased by approximately $0.6 million and decreased by approximately $1.4 million for the three and nine months ended September 30, 2005, respectively and increased by approximately $0.4 million and decreased by approximately $1.6 million for the quarter and nine months ended September 30, 2004 respectively.

NOTE 2 — INVENTORIES
At September 30, 2005 and December 31, 2004, approximately 24% and 22%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component, consisted of:

	September 30,	December 31,
	2005	2004

Raw materials	$63,039	$62,785
Work in progress	43,080	47,130
Finished goods	80,612	82,263

	186,731	192,178
Less LIFO Reserve	(3,729)	(2,829)

Total	$183,002	$189,349

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2004 are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total

Balance as of December 31, 2004	$138,379	$1,860	$140,239
Acquisitions (See Note 11)	—	11,201	11,201
Foreign currency exchange effects	(5,715)	(1,360)	(7,075)

Balance as of September 30, 2005	$132,664	$11,701	$144,365

The table below shows a summary of intangible assets as of September 30, 2005 and December 31, 2004.

		September 30, 2005			December 31, 2004
Weighted-
Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	15	$15,087	$(7,276)	$7,811	$17,852	$(8,259)	$9,593
License agreements and other	6	9,633	(5,811)	3,822	9,093	(5,258)	3,835

		24,720	(13,087)	11,633	26,945	(13,517)	13,428

Unamortized intangible assets:
Trademarks		449	—	449	505	—	505
Pension asset		491	—	491	539	—	539

		940	—	940	1,044	—	1,044

Total intangible assets		$25,660	$(13,087)	$12,573	$27,989	$(13,517)	$14,472

          Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2005 and 2004 was $618 and $561, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2005 and September 30, 2004 was $1,839 and $1,699, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2005	$2,278
2006	1,937
2007	1,911
2008	1,847
2009	1,596
          Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2005.
NOTE 4 — TOTAL COMPREHENSIVE INCOME/(LOSS)
AptarGroup’s total comprehensive income/(loss) was as follows:

Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$24,930	$25,257	$76,322	$69,274
Add: foreign currency translation adjustment	(2,937)	13,894	(82,470)	(7,357)

Total comprehensive income/(loss)	$21,993	$39,151	$(6,148)	$61,917

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended September 30,

	Domestic Plans		Foreign Plans
	2005	2004	2005	2004

Service cost	$942	$853	$244	$223
Interest cost	595	548	326	314
Expected return on plan assets	(573)	(603)	(110)	(92)
Amortization of prior service cost	1	6	25	24
Amortization of net loss	119	73	68	57

Net periodic benefit cost	$1,084	$877	$553	$526

Nine months ended September 30,

	Domestic Plans		Foreign Plans
	2005	2004	2005	2004

Service cost	$2,834	$2,559	$755	$669
Interest cost	1,791	1,644	1,009	945
Expected return on plan assets	(1,724)	(1,809)	(340)	(277)
Amortization of prior service cost	3	18	76	73
Amortization of net loss	359	219	211	171

Net periodic benefit cost	$3,263	$2,631	$1,711	$1,581

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.3 million to its domestic defined benefit plans and approximately $1.3 million to its foreign defined benefit plans in 2005. As of September 30, 2005, the Company has contributed approximately $2.0 million to its domestic plans and approximately $.7 million to its foreign plans. The Company does not anticipate making additional contributions to fund its domestic plans but does anticipate contributing an additional $.7 million to fund its foreign plans before the end of 2005.

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
         As of September 30, 2005, the Company recorded the fair value of derivative instrument assets of $2.0 million in miscellaneous other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement for the three or nine months ended September 30, 2005 or September 30, 2004 since there was no hedge ineffectiveness.
CASH FLOW HEDGES
The Company did not use any cash flow hedges in the quarters or nine months ended September 30, 2005 or September 30, 2004.
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
OTHER
As of September 30, 2005, the Company recorded the fair value of foreign currency forward exchange contracts of $691 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of September 30, 2005 had an aggregate contract amount of $73 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company is in the process of completing construction of a new 90,000 square foot manufacturing facility in Italy to be used to manufacture spray-through overcaps and aerosol valve accessories. The factory is estimated to cost approximately $9 million and will be financed through internally generated cash. The Company expects to move into the new facility in the fourth quarter.
         The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.

          Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2005.
NOTE 8 — STOCK REPURCHASE PROGRAM
During the quarter ended September 30, 2005, the Company repurchased 199.7 thousand shares for an aggregate amount of $10.0 million. As of September 30, 2005, the Company has outstanding authorizations to repurchase up to approximately 1.3 million shares. The timing of and total amount expended for the share repurchase depends upon market conditions.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $0.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2005		September 30, 2004
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$24,930	$24,930	$25,257	$25,257

Average potential common shares
Shares of common stock	34,988	34,988	36,107	36,107
Dilutive effect of:
Stock options	1,013	—	1,056	—
Restricted stock	9	—	16	—

Total average potential common shares	36,010	34,988	37,179	36,107

Net income per share	$0.69	$0.71	$0.68	$0.70

	Nine months ended
	September 30, 2005		September 30, 2004
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$76,322	$76,322	$69,274	$69,274

Average potential common shares
Shares of common stock	35,282	35,282	36,344	36,344
Dilutive effect of:
Stock options	1,023	—	940	—
Restricted stock	8	—	14	—

Total average potential common shares	36,313	35,282	37,298	36,344

Net income per share	$2.10	$2.16	$1.86	$1.91

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
Financial information regarding the Company’s reportable segments is shown below:

Quarter ended September 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals

Total Revenue
2005	$286,489	$56,499	$—	$342,988
2004	276,275	52,024	—	328,299

Less: Intersegment Sales
2005	$449	$1,455	$—	$1,904
2004	661	1,745	—	2,406

Net Sales
2005	$286,040	$55,044	$—	$341,084
2004	275,614	50,279	—	325,893

Segment Income
2005	$42,979	$4,465	$(5,340)	$42,104
2004	37,699	4,318	(3,373)	38,644

Nine Months ended September 30,	Dispensing Systems	SeaquistPerfect	Corporate and Other	Totals

Total Revenue
2005	$862,290	$186,109	$—	$1,048,399
2004	800,389	159,839	—	960,228

Less: Intersegment Sales
2005	$1,850	$5,354	$—	$7,204
2004	2,333	4,555	—	6,888

Net Sales
2005	$860,440	$180,755	$—	$1,041,195
2004	798,056	155,284	—	953,340

Segment Income
2005	$114,806	$17,538	$(14,694)	$117,650
2004	103,966	14,368	(12,125)	106,209

Reconciliation of Segment Income to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Income before income taxes
Total EBIT for reportable segments	$42,104	$38,644	$117,650	$106,209
Redeployment Program (1)	(2,972)	—	(2,972)	—
Interest expense, net	(2,254)	(1,772)	(6,456)	(4,606)

Income before income taxes	$36,878	$36,872	$108,222	$101,603

(1)	Redeployment Program related costs are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these costs are shown as reconciling items to the consolidated totals.
NOTE 11 — ACQUISITIONS
During the first quarter of 2005, the Company acquired 100% of voting equity interest of EP Spray System SA for approximately $30 million in cash. No debt was assumed in the transaction. EP Spray System SA is a Swiss company that manufactures aerosol valves with bag-on-valve technology. This technology expands the Company’s aerosol valve product offerings. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $11 million was recorded in the acquisition. The condensed consolidated income statement includes the results of operations of EP spray from February 28, 2005, the date of the acquisition.
         In August 2005, the Company purchased the remaining 20% of a consolidated subsidiary, Seaquist de Mexico, it didn’t previously own for $1 million. Seaquist de Mexico manufactures plastic injection molded dispensing closures for the North American market. No goodwill was recorded in the transaction.
NOTE 12 — REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this three year plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million over the three year period and primarily relate to employee severance costs. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of September 30, 2005. All charges related to the Redeployment Program are shown on a separate line in the income statement entitled “Redeployment Program”.

		Charges For
	Beginning Reserve	The Nine Months		Ending Reserve
	At 01/01/05	Ended 09/30/05	Cash Paid	At 09/30/05

Employee severance	$—	$1,991	$(57)	$1,934
Other costs	—	981	(225)	756

Totals	$—	$2,972	$(282)	$2,690

NOTE 13 — SUBSEQUENT EVENT
On October 3, 2005 the Company acquired MBF Développement SAS and related companies (“MBF”). MBF, located in France, is a leading designer and manufacturer of decorative packaging components primarily for the high end of the fragrance/cosmetic market. MBF’s technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components. The purchase price was approximately $53 million, including approximately $43 million in cash and $10 million in assumed debt. MBF’s annual revenues are approximately $52 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	66.2	67.0	66.9	66.7
Selling, research & development and administration	14.5	14.4	14.6	14.9
Depreciation and amortization	7.0	7.1	7.2	7.4
Redeployment Program	0.9	—	0.3	—

Operating Income	11.4	11.5	11.0	11.0
Other Income (Expense)	(0.6)	(0.2)	(0.6)	(0.3)

Income Before Income Taxes	10.8	11.3	10.4	10.7

Net Income	7.3%	7.8%	7.3%	7.1%

Effective Tax Rate	32.4%	31.5%	29.5%	31.8%
NET SALES
Net sales for the quarter and nine months ended September 30, 2005 were $341 million and $1 billion, respectively, and represented increases of 5% and 9%, respectively, over the same periods a year ago. Changes in currency rates from 2004 to 2005 accounted for approximately 1% and 2% of the increase in sales for the quarter and nine months, respectively, while sales of EP Spray System SA contributed approximately 1% of the sales growth for the quarter and nine month periods. Excluding changes in foreign currency rates, the changes in sales by market were as follows:
•
Our sales to the personal care market increased approximately 8% and 13% for the quarter and nine months ended September 30, 2005, respectively, reflecting a broad based increase in demand for our dispensing closures product range, continued acceptance of our aerosol valve new product introductions such as our turning/locking actuator and sales of bag-on valves from the acquisition of EP Spray System SA. Resin related price increases are also having a positive impact in this market, primarily related to sales of our dispensing closures. Sales of tooling to customers in this market decreased approximately $5.3 million and $7.4 million for quarter and nine months ended September 30, 2005, respectively.

•
Our sales to the fragrance/cosmetic market increased approximately 1% for the quarter and nine months ended September 30, 2005 compared to the same period a year ago. Continued price pressure in this market, particularly the low end, and a general weakness in demand in this market are the primary contributing factors to the lack of growth.

•
Our sales to the pharmaceutical market increased approximately 5% and 4% for the quarter and nine months ended September 30, 2005, respectively. The increase in sales to this market was derived primarily from an increase in demand for our spray pumps. Sales of our metered valves for the quarter and nine months ended September 30, 2005 were slower than expected, but sales of this product line to the pharmaceutical market are expected to improve over the remainder of the year.

•
Our sales to the food/beverage markets increased approximately 5% and 12% for the quarter and nine months ended September 30, 2005, reflecting the continued acceptance of our dispensing closure product range in this market and offsetting a reduction in sales of tooling to customers of approximately $3.3 million and $6.6 million in both the quarter and nine months ended September 30, 2005, respectively.

•
Our sales to the household market decreased approximately 1% and increased approximately 5% for the quarter and nine months ended September 30, 2005, respectively. The increase in sales for the nine months reflects increased sales of our aerosol valve product range to this market.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total

Domestic	$106,833	31%	$105,708	32%	$320,168	31%	$290,590	32%
Europe	199,158	59%	187,878	58%	622,740	60%	575,988	60%
Other Foreign	35,093	10%	32,307	10%	98,287	9%	86,762	8%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales decreased to 66.2% in the third quarter compared to 67.0% in the third quarter of 2004. The following factors influenced the decrease in our cost of sales percentage for the quarter ended September 30, 2005:
Decreased Sales of Custom Tooling. We had a $10.7 million decrease in sales of custom tooling in the third quarter of 2005. Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, a decrease in sales of custom tooling positively impacts cost of sales as a percentage of sales.
Higher Quality Related Costs in the Prior Year. We incurred higher quality related costs in the third quarter of 2004. The most significant issue related to a problem encountered with resin used to make pumps for one of our pharmaceutical customers. Our resin supplier had erroneously mixed and shipped a non-approved resin with an approved resin that was not detected in our statistical in-coming quality control process. This problem cost approximately $2.2 million in the quarter ended September 30, 2004.
Our cost of sales as a percent of net sales increased slightly to 66.9% for the nine months ended September 30, 2005 compared to 66.7% for the same period a year ago. In addition to the items already mentioned above relating to the third quarter, the following factors influenced the increase in our cost of sales percentage in the first nine months of 2005:
Rising Raw Material Costs. Raw material costs, in particular plastic resin costs, were higher in the first nine months of 2005 compared to the same period in 2004. While most of this raw material cost increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in margin percentage.
Customer Milestone Payment. In the second quarter of 2004, we recorded a $1 million milestone payment for creating a new pharmaceutical spray pump actuator. This milestone payment positively impacted the cost of sales as a percentage of net sales in 2004 and did not repeat in 2005.
Sale of Building. In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. This gain positively impacted cost of goods sold in the first nine months of 2004 and did not repeat in 2005.
Partially offsetting the factors above were the following:
Operating Losses and Shut Down Expenses for a Mold Manufacturing Facility in the U.S. We decided in the first quarter of 2004 to close a mold manufacturing facility in the U.S. Due to a reduction in the volume of business in the first nine months of 2004, this facility lost approximately $1.4 million. In addition, approximately $1.0 million of shut down and related severance charges were recorded relating to approximately 40 people and were included in cost of goods sold during the third quarter 2004. These expenses did not repeat in 2005.
Decreased Sales of Custom Tooling. We had a $25.0 million decrease in sales of custom tooling in the third quarter of 2005. Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, a decrease in sales of custom tooling reduces cost of sales as a percentage of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $2.7 million in the third quarter of 2005 compared to the same period a year ago. The majority of the increase is due to normal inflationary costs and wage increases. SG&A as a percentage of net sales for the quarter ended September 30, 2005 increased slightly to 14.5% from 14.4% in 2004.
         Our SG&A costs increased approximately $10.3 million for the nine months ended September 30, 2005 compared to the same period a year ago. Changes in foreign currency rates accounted for approximately $3.3 million of the increase in SG&A costs. The remainder of the increase is primarily due to normal inflationary costs and wage increases. SG&A as a percentage of net sales for the nine months ended September 30, 2005 decreased to 14.6% from 14.9% in 2004.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $0.8 million in the third quarter of 2005 to $24.0 million compared to $23.2 million in the third quarter of 2004. The increase primarily relates to increased capital expenditures in prior years to support the growth of our business.
         Depreciation and amortization increased approximately $4.1 million for the first nine months of 2005 to $74.8 million compared to $70.7 million for the first nine months of 2004. Approximately $1.6 million of the increase is due to changes in foreign currency rates compared to the U.S. dollar in 2004. The remaining increase primarily relates to increased capital expenditures in prior years.
REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in our French fragrance/cosmetic operations. The objective of this three year plan is to better align our production equipment and personnel between several sites in France to ultimately reduce costs and maintain our competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be in the range of $7 to $9 million over the three year period and primarily relate to employee severance costs.
         Redeployment Program costs totaled $3.0 million in the third quarter of 2005. It is expected that additional pre-tax charges in the fourth quarter could be approximately $400 thousand to $1 million.
NET OTHER EXPENSE
Net other expenses in the third quarter of 2005 increased to $1.9 million from $.4 million in the prior year. The prior year net other expenses includes foreign currency gains of approximately $.9 million, of which $.7 million relates to a foreign currency gain on the repatriation of funds from Europe, while the third quarter of 2005 net other expenses includes foreign currency losses of approximately $.2 million. The remainder of the increase in net other expenses relates to higher interest expense in the quarter of $.2 million due to higher levels of interest bearing debt and rising short term interest rates and lower interest income of approximately $.3 million due to lower average cash levels quarter to quarter.
         Net other expenses for the nine months ended September 30, 2005 increased to $6.0 million from $2.8 million in the prior year primarily due to foreign currency losses of approximately $1.3 million for the nine months ended September 30, 2005 compared to foreign currency gains of approximately $.8 million for the same period in the prior year. As mentioned above, the prior year numbers include a gain on the repatriation of funds from Europe while the current year foreign currency loss includes approximately $.4 million of foreign currency losses related to the liquidation of a small finance operation in Europe. The remaining increase in net other expenses is due to increased interest expense of $1.3 million and decreased interest income of $.6 million for the same reasons described above for the third quarter.

EFFECTIVE TAX RATE
The reported effective tax rate for the three months ended September 30, 2005 was 32.4% compared to 31.5% for the same period a year ago. The reported effective tax rate for the nine months ended September 30, 2005 was 29.5% compared to 31.8% for the same period a year ago, primarily due to research and development credits and a special positive one time tax law policy change relating to taxation of previously issued government grants in Italy that were recorded in the second quarter of 2005. We anticipate the effective tax rate to be in the range of 32.0% to 33.0% for the remainder of 2005.
NET INCOME
We reported net income for the third quarter of 2005 of $24.9 million compared to $25.3 million reported in the third quarter of 2004. Net income for the nine months ended September 30, 2005 was $76.3 million compared to $69.3 million for the first nine months of the prior year.
DISPENSING SYSTEMS SEGMENT
The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, plastic dispensing closures, and metered dose aerosol valves. These three products are sold to all the markets we serve.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	$286,040	$275,614	$860,440	$798,056
Segment Income (1)	42,979	37,699	114,806	103,966
Segment Income as a percentage of Net Sales	15%	14%	13%	13%
(1)
Segment Income is defined as earnings before net interest, corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.

          Our net sales for the Dispensing Systems segment grew by approximately 4% in the third quarter of 2005 over the third quarter of 2004. Sales of our pumps to the pharmaceutical and personal care markets increased approximately $5 million and $2 million, respectively, while sales of our dispensing closures to the personal care and food markets increased approximately $6 million and $5 million, respectively. Negatively impacting sales in the quarter was a decrease in tooling sales of approximately $9.8 million.
         Net sales for the Dispensing Systems segment grew approximately 8% in the first nine months of 2005 compared to the first nine months of 2004. Sales of our pumps to the pharmaceutical market increased approximately $21 million while sales of our metered aerosol valves to the same market decreased approximately $5 million. Sales of our dispensing closures to the personal care and food markets increased approximately $27 million and $18 million, respectively, while sales of our spray pumps to the personal care market increased approximately $5 million. Offsetting these product sales increases was a decrease in sales of tooling to our customers of approximately $14 million for the nine months ended September 30, 2005. Net sales for the first nine months of the year excluding changes in foreign currency exchange rates increased approximately 5% from the prior year.
         Segment Income in the third quarter of 2005 increased approximately 14% to $43.0 million compared to $37.7 million reported in the prior year. The increase in Segment Income from the prior year is primarily related to the increase in product sales mentioned above combined with the decrease in tooling sales, which traditionally have lower margins.
         Segment Income in the first nine months of 2005 increased approximately 10% to $114.8 million compared to $104.0 million reported in the first nine months of the prior year. The increase in Segment Income from the prior year is mainly due to the same reasons noted above for the third quarter. In addition, operating losses and shut down costs for a mold manufacturing facility in the U.S. in the first nine months of 2004 that did not repeat in 2005 amounted to approximately $2.4 million.

SEAQUISTPERFECT SEGMENT
SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household, and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	$55,044	$50,279	$180,755	$155,284
Segment Income	4,465	4,318	17,538	14,368
Segment Income as a percentage of Net Sales	8%	9%	10%	9%
          Net sales for the quarter ended September 30, 2005 increased approximately 9% to $55.0 million from $50.3 million reported in the third quarter of the prior year. Approximately $3.0 million of the increase in sales is attributed to the acquisition of EP Spray Systems SA in the first quarter of 2005. The remainder of the increase in sales reflects increased sales of both aerosol valves and accessories and spray pumps to the personal care market.
         Net sales for the SeaquistPerfect segment for the first nine months of 2005 increased approximately 16%, or $25.5 million, compared to the first nine months of the prior year. Net sales excluding changes in foreign currency exchange rates increased approximately 15% from the prior year. Sales from EP Spray Systems SA accounted for approximately $9.1 million of the sales increase. The remaining sales increase is mainly due to the same reasons noted above for the third quarter as well as increased sales of aerosol valve products to the household market.
         Segment Income in the third quarter of 2005 increased approximately 3% to $4.5 million compared to $4.3 million reported in the prior year. EP Spray Systems contributed approximately $1.0 million to Segment Income in the quarter. Raw material cost increases and lower sales volumes in Europe eroded most of the Segment Income contributed by EP Spray in the quarter.
         Segment Income in the first nine months of 2005 increased approximately 22% to $17.5 million compared to $14.4 million reported in the first nine months of the prior year. EP Spray Systems contributed approximately $2.6 million of the $3.2 million increase in Segment Income. The remainder of the increase reflects the increased sales volumes for the year partially offset by increased raw material costs.
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
QUARTERLY TRENDS
Our results of operations in the last quarter of the year typically are negatively impacted by plant shutdowns in December. In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, and changes in general economic conditions in any of the countries in which we do business.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents decreased to $164.6 million from $170.4 million at December 31, 2004. Total short and long-term interest bearing debt increased in the first nine months of 2005 to $229.9 million from $205.9 million at December 31, 2004.
         In the first nine months of 2005, our operations provided approximately $153.6 million in cash flow compared to $133.4 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase from the prior year is primarily attributed to an increase in profitability before depreciation expense along with better management of working capital. During the first nine months of 2005, we utilized the operating cash flows to finance capital expenditures, acquire new businesses, pay higher dividends and repurchase the Company’s common stock.
         We used $103.5 million in cash for investing activities during the first nine months of 2005, compared to $72.8 million during the same period a year ago. The increase in cash used for investing activities is due primarily to the acquisition of EP Spray Systems SA in the first quarter of 2005. The acquisition of the company in Switzerland was paid for using existing cash in Europe. Cash outlays for capital expenditures for 2005 are estimated to be in the range of $100 to $105 million. Approximately $53 million of existing cash in Europe will be used in the fourth quarter of 2005 for the acquisition of MBF Développement SAS.
         Cash used by financing activities was $37.2 million in the first nine months of 2005 compared to $70.8 million in the same period a year ago. An increase in short-term debt of $30.5 million was used for share repurchases of the Company’s common stock and an increase in dividends paid to shareholders.
         The Board of Directors declared a quarterly dividend of $.20 per share payable November 23, 2005 to stockholders of record as of November 2, 2005.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2005

Interest coverage ratio	At least 3.5 to 1	22 to 1
Debt to total capital ratio	No more than 55%	22%
          Based upon the above interest coverage ratio covenant, we could borrow additional debt up to a limit where interest expense would not exceed approximately $61 million. Actual interest expense for the past four quarters was approximately $11 million. Based upon the above debt to capital ratio covenant we would have the ability to borrow an additional $755 million before the 55% requirement would be exceeded.
         Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $165 million in cash and equivalents is located outside of the U.S.
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
         In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award; the requisite service period (usually the vesting period). We are currently following APB No. 25 and applying the nominal vesting approach.
         SFAS No. 123R upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. This would be the case for awards that vest when employees become retirement eligible or awards granted to retirement eligible employees. Had we been using the non-substantive approach instead of the nominal vesting approach when calculating the effect on net income and earnings per share in Note 1 to the Consolidated Financial Statements, net income would have increased by approximately $0.6 million and decreased by approximately $1.4 million for the quarter and nine months ended September 30, 2005, respectively, and increased by approximately $0.4 million and decreased by approximately $1.6 million for the quarter and nine months ended September 30, 2004, respectively. SFAS No. 123R is effective for us January 1, 2006. We are currently in the process of evaluating which option pricing model to use when we implement SFAS No. 123R and thus we have not completed the estimate of the impact that this Statement will have on our financial results of operations.
         In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”)”. This FSP was issued in response to tax deductions for certain qualified production activities provided by the Act, which was signed into law by the President of the United States on October 22, 2004. As a result of the Act, this FSP concludes that those deductions included in the Act should be accounted for as a special deduction in accordance with SFAS No. 109. This FSP is effective immediately. The Act provides a deduction for income from qualified domestic production activities, which will be phased-in from 2005 through 2010. In return, the Act provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales. We expect the net effect of the phase in of this new deduction and the phase-out of the ETI to not be significant based on current earnings levels. The special deduction treatment per this FSP has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.
         In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidelines for the Foreign Repatriation Provisions within the American Jobs Creation Act of 2004”. This FSP was issued in response to another provision of the Act that provides for temporary incentive for U.S. companies to repatriate accumulated income earned abroad and is effective immediately. This temporary incentive provides an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and as of today, we are not yet in a position to decide to what extent we might elect to use the repatriation provisions of the Act related to our foreign earnings. Because the majority of the Company’s foreign earnings are in higher-taxed countries, the benefits provided by the repatriation provision of the Act are, for the most part, benefits the Company was already receiving prior to the Act. Because of this, the repatriation provisions of the Act do not provide significant benefits to the Company.

OUTLOOK
The cost of doing business continues to rise. Specifically, raw material costs such as plastic resin as well as energy and transportation costs are expected to increase in the fourth quarter. We will continue to aggressively control costs and we intend to increase prices to mitigate the adverse effects of these increasing costs. However, these increasing costs may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.
         While our operations in the U.S. are not located in areas affected by the two hurricanes in the third quarter, the effects of these events on our customers, suppliers and end consumers are difficult to predict. Excluding any additional costs related to the Redeployment Program, we expect diluted earnings per share for the fourth quarter of 2005 to be in the range of $.62 to $.67 per share compared to record fourth quarter results of $.65 per share in 2004.
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials, in particular plastic resin;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition (particularly from Asia) and technological change;
•	our ability to defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer and consumer spending levels;
•	work stoppages due to labor disputes;
•	the timing and recognition of the costs of the workforce redeployment program in France;
•	the demand for existing and new products;
•	other risks associated with our operations.
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
         The table below provides information as of September 30, 2005 about our forward currency exchange contracts.
All the contracts expire before the end of the third quarter of 2006.

		Average Contractual
Buy/Sell	Contract Amount	Exchange Rate

Euro/U.S. Dollar	$29,245	1.2411
Swiss Francs/Euro	13,463	0.6486
Canadian Dollar/Euro	6,910	0.6764
Euro/Swiss Francs	6,192	1.5511
Euro/British Pounds	4,598	0.6848
Euro/Indonesian Rupiah	1,874	12196.9679
Euro/Japanese Yen	1,505	133.3070
U.S. Dollar/Mexican Peso	1,335	11.5157
Russian Ruble/Euro	1,202	0.0285
Other	7,057

Total	$73,381

          The other contracts in the above table represent contracts to buy or sell various other currencies (principally European, South American and Australian). As of September 30, 2005, we have recorded the fair value of foreign currency forward exchange contracts of $691 thousand in accounts payable and accrued liabilities in the balance sheet.
          At September 30, 2005, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 3.4% at September 30, 2005) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $200 thousand assuming a tax rate of 32%. As of September 30, 2005, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $2.0 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2005 since there was no hedge ineffectiveness.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2005 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended September 30, 2005, the FCP Aptar Savings Plan (the “Plan”) purchased 100 shares of our common stock on behalf of the participants at an average price of $50.42 for an aggregate amount of $5,042. At September 30, 2005, the Plan owned 5,300 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and the Company issues no shares. The Company does not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris (BNP) Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2005:

			Total Number Of	Maximum Number
			Shares Purchased	Of Shares That May
			As Part Of Publicly	Yet Be Purchased
	Total Number Of	Average Price	Announced Plans	Under The Plans
Period	Shares Purchased	Paid Per Share	Or Programs	Or Programs

7/1 — 7/31/05	32,300	$50.16	32,300	1,425,300
8/1 — 8/31/05	152,700	49.88	152,700	1,272,600
9/1 — 9/30/05	14,700	49.93	14,700	1,257,900
Total	199,700	$49.93	199,700	1,257,900

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

Date: October 28, 2005

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