Form 10-K
period 2005-12-31
APTARGROUP INC
filed 2006-02-27
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103
475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014
815-477-0424
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12 (g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2005 was $1,728,346,353.
The number of shares outstanding of common stock, as of February 22, 2006, was 35,182,471 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 3, 2006 are incorporated by reference into Part III of this report.

AptarGroup, Inc.
FORM 10-K
For the Year Ended December 31, 2005

i /ATR
2005 Form 10-K

PART I
ITEM 1.     BUSINESS
GENERAL
In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup” or the “Company”.
     We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/ cosmetic, pharmaceutical, household and food/ beverage markets. We focus on providing value-added dispensing systems (pumps, closures and aerosol valves) to global consumer product marketers to allow them to differentiate their products and meet consumers’ need for convenience. We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 7% of our 2005 net sales.
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
     For 2005, the percentages of net sales to the personal care, fragrance/ cosmetic, pharmaceutical, household and food/ beverage/ other markets were 34%, 28%, 22%, 7% and 9%, respectively. Looking at our net sales by product line, pumps, closures and aerosol valves represented approximately 55%, 25% and 15%, respectively, of our 2005 net sales. We expect the mix of sales by market and by product to remain approximately the same in 2006.
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
SEAQUISTPERFECT
The SeaquistPerfect segment sells primarily aerosol valves and certain pumps to the personal care, household and, to a lesser degree, the food/ beverage markets. The SeaquistPerfect segment does not sell closures, nor does it typically sell its products to the fragrance/ cosmetic or pharmaceutical markets. The lower historical economic performance compared to the Dispensing Systems segment has been primarily due to the non-pharmaceutical standard aerosol valve business. Competition for this product line of the business is especially strong and comes from privately held companies. In recent years, we have taken various steps to improve profitability of the SeaquistPerfect segment. We have continued to try to contain and reduce
1 /ATR
2005 Form 10-K

costs where possible and have implemented selected price increases in recent years. SeaquistPerfect has also devoted more of its research and development to expand its product offerings of dispensing systems and accessories. In addition, SeaquistPerfect has selectively exited some of the standard aerosol valve business that was not strategically important and that did not offer adequate returns. These factors have led to an increase in profitability that is expected to continue.
NARRATIVE DESCRIPTION OF BUSINESS
GROWTH STRATEGY
We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing or acquiring new dispensing technologies.
     We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Eastern Europe including Russia, Asia and South America. In late 2005, we opened a new manufacturing facility in India to produce spray pumps for this market. In 2004, we began operating a new dispensing closure manufacturing facility in Russia.
     We believe significant opportunities exist to introduce our dispensing products to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food/ beverage market for single serve non-carbonated beverages, condiments, cooking oils and salad dressing. In the fragrance/ cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have developed and patented a thin dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this new innovative system will offer growth opportunities, particularly for fragrance samples.
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
     We are committed to developing or acquiring new dispensing technologies. In 2003, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder dispensing systems. Dry powder dispensing technology is an important part of our long-term growth strategy for the pharmaceutical market. In 2005, we acquired EP Spray System S.A., a Swiss company that manufactures aerosol valves with bag-on-valve technology. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. We also acquired MBF Développement SAS and related companies (“MBF”), a French manufacturer of decorative packaging components primarily for the high end of the fragrance/ cosmetic market. MBF’s technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components.
PUMPS (55% OF 2005 NET SALES)
We believe we are the leading supplier of pharmaceutical, fragrance/ cosmetic and personal care fine mist pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. Pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. Pumps are sold to all five of our markets. Traditional applications for pumps include perfumes, lotions, oral and nasal sprays and hair sprays. Applications for pumps have recently expanded to include more viscous products such as spray gels and specialized skin treatments, as well as a number of food products such as butter substitutes. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with perfume and pharmaceutical products to lotion pumps for more viscous formulas. In 2005, 2004 and 2003, pump sales accounted for approximately 55%, 56% and 58%, respectively, of our net sales.
Fragrance/ Cosmetic. The fragrance/ cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetic sector. For example, packaging for certain products such as skin moisturizers and anti-aging lotions is undergoing a conversion to pump systems, which continue to provide us with growth opportunities. We also continue to experience growth in this market from our emerging markets. We expect demand for our patented fragrance sample systems to increase in the near future.
Pharmaceutical. Pumps sold to the pharmaceutical market deliver medications orally, nasally or topically. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the
2 /ATR
2005 Form 10-K

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
CLOSURES (25% OF 2005 NET SALES)
We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers, which allow a product to be dispensed without removing the cap. In 2005, 2004 and 2003, closure sales accounted for approximately 25%, 22% and 23%, respectively, of our net sales.
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
Food/ Beverage. Sales of dispensing closures to the food/beverage market increased approximately 27% over the prior year and double-digit growth is expected for 2006, excluding changes in exchange rates. We continue to see an increase in the amount of interest from food marketers to utilize dispensing closures for their products. Examples of food/ beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are tremendous growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems.
AEROSOL VALVES (15% OF 2005 NET SALES)
We believe we are one of the largest aerosol valve suppliers worldwide. Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose valves. Demand for aerosol valves is dependent upon the consumers’ preference for application, consumer perception of environmental impact and changes in demand for the products in this market. In 2005, 2004 and 2003, aerosol valve sales accounted for approximately 15%, 14% and 14%, respectively, of our net sales.
     We have invested in manufacturing capabilities to produce accessories that are complementary to the valve, such as customized spray-through overcaps and locking actuators. These accessories provide a higher degree of differentiation and convenience
Personal Care. The primary applications in the personal care market are continuous spray valves for hair care products, deodorants, shaving creams and sun tan lotions. In addition, metered dose valves are used in this market for breath sprays.
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
3 /ATR
2005 Form 10-K

RESEARCH AND DEVELOPMENT
One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative products, adapting existing products for new markets or customer requirements, and reducing costs. We have research and development departments located in each of our five business units, which are located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally we acquire from third parties research projects that are in various stages of development. In 2003, we acquired approximately $1.3 million of intellectual property (patents, licenses and know how) related to dry powder application technologies. We expensed this cost in the 2003 results. As mentioned above, we announced the acquisition in 2005 of a company that produces aerosol valves using bag-on-valve technology and a company that decorates plastic components using vacuum metallization and varnishing. We did not previously own these technologies. Expenditures for research and development activities were $45.7 million, $41.9 million and $34.7 million in 2005, 2004 and 2003, respectively.
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
TECHNOLOGY
Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we manufacture products in a high-speed, cost-effective manner. We have experience in liquid silicone rubber molding that we utilize in our dispensing closure operations and certain of our pump products. We also use bi-injection molding technology in our various product lines to develop new innovative products.
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
BACKLOG
Our sales are primarily made pursuant to standard purchase orders for delivery of products. While most orders placed with us are ready for delivery within 120 days, we continue to experience a trend towards shorter lead times requested by our customers. Some customers place blanket orders, which extend beyond this delivery period. However, deliveries against purchase orders are subject to change, and only a small portion of the order backlog is noncancelable. The dollar amount associated with the noncancelable portion is not material. Therefore, we do not believe that backlog as of any particular date is an accurate indicator of future results.
CUSTOMERS
The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/ cosmetic, pharmaceutical, household products and food/ beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 7% of 2005 net sales. Over the past few years, a consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. However, this situation also presents
4 /ATR
2005 Form 10-K

opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.
INTERNATIONAL BUSINESS
A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2005, 2004 and 2003 were approximately 60%, 61% and 60%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Australia, Brazil, Canada, China, India, Indonesia, Japan and Mexico, which represented approximately 10%, 9% and 9% of our consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively. Export sales from the United States were $70.9 million, $62.6 million and $62.5 million in 2005, 2004 and 2003, respectively. For additional financial information about geographic areas, please refer to Note 16 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).
FOREIGN CURRENCY
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.
WORKING CAPITAL PRACTICES
Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. Historically, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.
EMPLOYEE AND LABOR RELATIONS
AptarGroup has approximately 7,200 full-time employees. Of the full-time employees, approximately 1,500 are located in North America, 4,700 are located in Europe and the remaining 1,000 are located in Asia and South America. Approximately 100 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2005 and management considers our employee relations to be good.
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
     We continue to see competition coming from low cost Asian suppliers particularly in the low-end fragrance/ cosmetic market. We are seeing a direct impact on our business by having to compete against imported low cost products from Asia. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States.
ENVIRONMENT
Our manufacturing operations primarily involve plastic injection molding and automated assembly processes and, to a limited degree, metal annodization and vacuum metallization of plastic components. Historically, the environmental impact of these processes has been minimal, and we believe we meet current environmental standards in all material respects. To date, our manufacturing operations have not been significantly affected by environmental laws and regulations relating to the environment.
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
5 /ATR
2005 Form 10-K

regulations required our customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. We own patents and have developed systems to function with alternative propellant and product formulations.
     Aerosol packaging of paints has also been adversely impacted by local regulations adopted in some large cities in the United States designed to address the problem of spray painted graffiti. Aerosol packaging may also be adversely impacted by insurance cost considerations relating to the storage of aerosol products.
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
EXECUTIVE OFFICERS
Our executive officers as of February 24, 2006 were as follows:

Name	Age	Position with the Company

Carl Siebel	71	President and Chief Executive Officer, AptarGroup, Inc.
Peter Pfeiffer	57	Vice Chairman of the Board, AptarGroup, Inc.
Stephen Hagge	54	Executive Vice President, Chief Financial Officer and Secretary, AptarGroup, Inc.
Jacques Blanié	59	Executive Vice President, SeaquistPerfect Dispensing Group
François Boutan	63	Vice President Finance, AptarGroup S.A.S
Patrick Doherty	50	President, SeaquistPerfect Dispensing Group
Olivier Fourment	48	Co-President, Valois Group
Lothar Graf	56	President, Pfeiffer Group
Lawrence Lowrimore	61	Vice President-Human Resources, AptarGroup, Inc.
Francesco Mascitelli	55	President, Emsar Group
Emil Meshberg	58	Vice President, AptarGroup, Inc.
Olivier de Pous	61	Co-President, Valois Group
Eric Ruskoski	58	President, Seaquist Closures Group
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
Mr. Carl Siebel has been President and Chief Executive Officer of AptarGroup since 1995.
Mr. Peter Pfeiffer has been Vice Chairman of the Board since 1993.
Mr. Stephen Hagge has been Executive Vice President, Chief Financial Officer and Secretary of AptarGroup since 1993.
Mr. Jacques Blanié has been Executive Vice President of SeaquistPerfect Dispensing Group since 1996.
Mr. François Boutan has served in the capacity of Vice President Finance of AptarGroup S.A.S. since 1998.
Mr. Patrick Doherty has served as President of SeaquistPerfect Dispensing Group since October 2000.
Mr. Olivier Fourment has been Co-President of Valois Group since January 2000.
Mr. Lothar Graf has been President of the Pfeiffer Group since July 1, 2004 and prior to this was Senior Vice President of the Pfeiffer Group, Head of Pharmaceutical Division since January 1, 2000.
Mr. Lawrence Lowrimore has been Vice President-Human Resources of AptarGroup since 1993.
Mr. Francesco Mascitelli has been President of Emsar Group since December 2002 and prior to this was Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991.
Mr. Emil Meshberg has been Vice President of AptarGroup since February 1999.
Mr. Olivier de Pous has been Co-President of Valois Group since January 2000.
Mr. Eric Ruskoski has been President of Seaquist Closures Group since 1987.
6 /ATR
2005 Form 10-K

ITEM 1A.     RISK FACTORS
You should carefully consider the following factors in addition to other information contained in this report on Form 10-K before purchasing any shares of our common stock.
FACTORS AFFECTING APTARGROUP STOCK
Ownership by Certain Significant Shareholders. Neuberger Berman Inc. and State Farm Mutual Automobile Insurance Company each own approximately 13% and 8%, respectively, of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.
Certain Anti-takeover Factors. Certain provisions of our Certificate of Incorporation and Bylaws may inhibit changes in control of AptarGroup not approved by the Board of Directors. These provisions include (i) special voting requirements for business combinations, (ii) a classified board of directors, (iii) a prohibition on stockholder action through written consents, (iv) a requirement that special meetings of stockholders be called only by the board of directors, (v) advance notice requirements for stockholder proposals and nominations, (vi) limitations on the ability of stockholders to amend, alter or repeal our bylaws and (vii) provisions that require the vote of 70% of the whole board of directors of AptarGroup in order to take certain actions.
FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS
We face strong global competition and our market share could decline. All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. Our competitors range from regional to international companies.
     We continue to see competition coming from low cost Asian suppliers in some of our markets, particularly in the low-end fragrance/cosmetic market. We are seeing a direct impact on our business by having to compete against imported low cost products from Asia. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.
We have foreign currency translation and transaction risks that may materially adversely affect our operating results. A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. The volatility of currency exchange rates may materially affect our operating results.
If our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected. Approximately 100 of our North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
If we were to incur a significant product liability claim above our current insurance coverage, our operating results could be materially adversely affected. More than 20% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may either fail to be administered, may be under administered, or may be over administered. This failure of our devices to operate as intended, may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.
Higher raw material costs and an inability to increase our selling prices may materially adversely affect our operating results and financial condition. Raw material costs increased significantly over the past few years and we have generally been able to increase selling prices to cover increased costs. In the future, market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.
We have nearly $185 million in recorded goodwill because of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring write-downs that would reduce our operating income. We evaluate the recoverability of goodwill amounts annually, or when evidence of potential impairment exists. The annual
7 /ATR
2005 Form 10-K

impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and as a result, our operating results could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Part II, Item 7.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
The Company has no unresolved comments from the SEC.
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

ARGENTINA Buenos Aires	BRAZIL Sao Paulo	CHINA Suzhou (2)

CZECH REPUBLIC Ckyne	FRANCE Annecy Charleval Le Neubourg Le Vaudreuil Oyonnax Poincy Verneuil Sur Avre (2)	GERMANY Böhringen Dortmund (1) Eigeltingen Freyung Menden (1)

INDIA Jalahalii, Bangalore Himachal Pradesh	IRELAND Ballinasloe, County Galway Tourmakeady, County Mayo	ITALY Manoppello Milan (1) San Giovanni Teatino (Chieti)

MEXICO Queretaro (2)	RUSSIA Vladimir	SWITZERLAND Messovico Neuchâtel (1)

UNITED KINGDOM Leeds, England	UNITED STATES Cary, Illinois (1) Congers, New York McHenry, Illinois (1) Midland, Michigan Mukwonago, Wisconsin Stratford, Connecticut Torrington, Connecticut

(1)	Locations of facilities dedicated to the SeaquistPerfect segment.
(2)	Locations that have facilities for both the SeaquistPerfect and Dispensing Systems segments. All other locations not footnoted represent locations of facilities dedicated to the Dispensing Systems segment.
     In addition to the above countries, we have sales offices or other manufacturing facilities in Australia, Canada, Indonesia, Japan and Spain. Our corporate office is located in Crystal Lake, Illinois.
ITEM 3.     LEGAL PROCEEDINGS
Legal proceedings we are involved in generally relate to product liability and patent infringement issues. In our opinion, the outcome of pending claims and litigation is not likely to have a material adverse effect on our financial position, results of our operations or our cash flow. Currently we are the plaintiff in several patent infringement cases in Europe. The costs to protect these patents are not expected to have a significant impact on the results of operation in the future. The Company has received a favorable ruling in its favor in one of the patent litigation cases in Europe for which it is a plaintiff. The defendant has appealed and no judgment amount has officially been awarded. The Company has not recorded a gain contingency, as the amount of the judgment is unknown and difficult to estimate.
8 /ATR
2005 Form 10-K

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
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Information regarding market prices of our Common Stock and dividends declared may be found in Note 21 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 17, 2006, there were approximately 500 registered holders of record.
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended December 31, 2005, the FCP Aptar Savings Plan (the “Plan”) purchased 800 shares of our Common Stock on behalf of the participants at an average price of $52.22 per share, for an aggregate amount of $41,776. At December 31, 2005, the Plan owns 6,100 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended December 31, 2005:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
10/1 - 10/31/05	150,200	$49.21	150,200	1,107,700
11/1 - 11/30/05	0	—	0	1,107,700
12/1 - 12/31/05	0	—	0	1,107,700

Total	150,200	$49.21	150,200	1,107,700
On October 19, 2000, the Company announced that its Board of Directors authorized the Company to repurchase two million shares of its outstanding common stock. On July 15, 2004, the Company announced that its Board of Directors authorized the company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for these repurchase programs.
9 /ATR
2005 Form 10-K

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Years Ended December 31,	2005	2004	2003	2002	2001
Statement of Income Data:
Net Sales	$1,380.0	$1,296.6	$1,114.7	$926.7	$892.0
Cost of Sales (exclusive of depreciation shown below)(1)	927.6	866.9	732.0	593.7	562.8
% Of Net Sales	67.2%	66.8%	65.7%	64.1%	63.1%
Selling, Research & Development and Administrative(2)	203.4	194.4	172.9	148.3	146.1
% of Net Sales	14.7%	15.0%	15.5%	16.0%	16.4%
Depreciation and Amortization(3)	99.2	94.5	85.9	72.1	73.6
% of Net Sales	7.2%	7.3%	7.7%	7.8%	8.3%
Operating Income	149.8	140.9	123.9	107.1	101.9
% of Net Sales	10.9%	10.9%	11.1%	11.6%	11.4%
Net Income(4)	100.0	93.3	79.7	66.6	58.8
% of Net Sales	7.3%	7.2%	7.1%	7.2%	6.6%
Per Common Share:
Net Income
Basic(5)	$2.84	$2.58	$2.21	$1.86	$1.64
Diluted(5)	2.77	2.51	2.16	1.82	1.61
Cash Dividends Declared	.70	.44	.26	.24	.22
Balance Sheet and Other Data:
Capital Expenditures	$104.4	$119.7	$77.3	$89.8	$92.2
Total Assets	1,357.3	1,374.0	1,264.3	1,047.7	915.3
Long-Term Obligations	144.5	142.6	125.2	219.2	239.4
Net Debt(6)	129.0	35.5	56.9	136.7	204.5
Stockholders’ Equity	809.4	873.2	783.1	594.5	469.2
Capital Expenditures % of Net Sales	7.6%	9.2%	6.9%	9.7%	10.3%
Interest Bearing Debt to Total Capitalization(7)	23.4%	19.1%	22.1%	27.6%	35.0%
Net Debt to Net Capitalization(8)	13.7%	3.9%	6.8%	18.7%	30.4%

(1)	Cost of Sales includes a charge for Redeployment Program costs of $3.7 million in 2005.
(2)	Selling, Research & Development and Administrative includes a charge of $1.3 million of acquired research and development (“R&D”) in 2003.
(3)	Depreciation and Amortization includes $3.6 million of amortization of goodwill in 2001. Upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, the Company ceased recording goodwill amortization.
(4)	Net income includes a charge for Redeployment Program costs of $2.5 million in 2005, acquired R&D of $0.8 million in 2003, a Patent Dispute Settlement of $2.7 million and Strategic Initiative charges of $1.1 million in 2002, Strategic Initiative charges of $6.0 million in 2001 and goodwill amortization of $3.5 million.
(5)	Net income per basic and diluted common share includes the negative effects of $0.7 for Redeployment Program costs in 2005, $0.02 for an acquired R&D charge in 2003, $0.07 for a Patent Dispute Settlement, $0.03 for Strategic Initiative charges in 2002, $0.17 for Strategic Initiative charges in 2001 and $0.10 for goodwill amortization.
(6)	Net Debt is interest bearing debt less cash and cash equivalents.
(7)	Total Capitalization is Stockholders’ Equity plus interest bearing debt.
(8)	Net Capitalization is Stockholders’ Equity plus Net Debt.
10 /ATR
2005 Form 10-K

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, except per share amounts or otherwise indicated)
INTRODUCTION
The year 2005 marked our 40th consecutive year of increased revenue as sales reached nearly $1.4 billion. In addition, we broke the $100 million net income mark for the first time in the Company’s history and generated a record amount of free cash flow (cash flow from operations less capital expenditures) of $89.6 million. We increased the annual dividend paid to shareholders nearly 59% to $.70 per share compared to $.44 per share in 2004 and repurchased more than 1.2 million of our common shares outstanding.
     The year 2005 also marked one of our most active years in terms of acquisitions. In the first quarter, we acquired EP Spray System, a Swiss manufacturer of aerosol valves with bag-on-valve technology. Early in the fourth quarter, we acquired MBF, a leading French designer and manufacturer of decorative packaging components primarily for the high end of the fragrance/cosmetic market. Later in the fourth quarter, we acquired the remaining half of AirlesSystems (a 50/50 joint venture), a French manufacturer of unique dispensing systems that prevent air from entering the dispenser in order to protect product integrity and increase shelf life particularly, for cosmetic and skincare products. In the first quarter of 2006, we acquired CCL Dispensing, a U.S. manufacturer of dispensing closures. These acquisitions are consistent with our strategy to acquire businesses that possess unique technology, quality products and valuable market share. With these new products, technologies and capacity, we are enhancing the services and products we offer our global customers.
     In addition to the acquisitions mentioned above, we continued to enhance our current product offerings by launching several innovative products in 2005. In the fragrance/cosmetic market, we launched a new thin sampling dispensing system that marketers can insert into magazines, catalogues, envelopes, or even compact disc cases. We launched a less expensive traditional spray pump-sampling device for the same market. We upgraded other products within our existing range of products including lotion pumps and low-profile spray pumps and dispensing closures. We have also offered new aerosol valve accessories to the personal care market such as turning locking actuators that have been positively received by our customers.
     We believe that with our strong balance sheet, the acquisitions we have recently made, and our investment in new dispensing systems, we are well positioned for the future.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship of certain items to net sales:

Years Ended December 31,	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.2	66.8	65.7
Selling, research & development and administrative	14.7	15.0	15.5
Depreciation and amortization	7.2	7.3	7.7

Operating income	10.9	10.9	11.1
Other expenses	(0.6)	(0.3)	(0.6)

Income before income taxes	10.3%	10.6%	10.5%

Net income	7.3%	7.2%	7.1%

Effective tax rate	29.5%	32.0%	32.1%

NET SALES
Net sales increased more than 6% in 2005 to nearly $1.4 billion compared to $1.3 billion recorded in 2004. The average U.S. dollar rate in 2005 compared to the Euro was nearly the same as in 2004, and as a result, changes in exchange rates did not have a significant impact on sales in 2005. Approximately $27 million of the increase in 2005 relates to acquisitions in 2005 while sales of custom tooling decreased nearly $19 million from the prior year with the majority of the decrease related to the personal care and food markets. Sales prices increased primarily to offset raw material cost increases. Excluding changes in foreign currency rates, the changes in our sales by market were as follows:

•	Sales to the personal care market increased approximately 12% or $48.9 million compared to the prior year. Approximately $15.5 million of the increase is due to acquisitions completed in 2005. Sales of custom tooling decreased approximately $10 million compared to the prior year. The remainder of the increase reflects strong volume growth of both our dispensing closure and pump product lines primarily in the U.S. and strong volume growth of our pumps in Europe.
11 /ATR
2005 Form 10-K

•	Sales to the fragrance/cosmetic market increased approximately 4% or $14.5 million compared to the prior year, $9.3 million of which came from acquisitions. The remainder of the increase was primarily due to increased sales in the U.S. Price competition particularly in the low-end of this market negatively affected sales growth and operating margins.
•	Sales to the pharmaceutical market decreased slightly (less than 1% or $1.4 million) compared to the prior year. Sales of custom tooling decreased approximately $3 million compared to the prior year. Sales in 2005 of our spray pumps to generic pharmaceutical customers decreased from the prior year.
•	Sales to the household market decreased approximately 2% or $2.5 million compared to the prior year reflecting decreased sales of aerosol valves to this market as we have shifted away from lower-margin business in this market.
•	Sales to the food/beverage market increased approximately 17% or $16.6 million compared to the prior year in spite of a reduction in sales of custom tooling of approximately $5 million. The increase in product sales reflects continued strong demand for our dispensing closure product range in this market.

     Net sales increased more than 16% in 2004 to nearly $1.3 billion compared to $1.1 billion recorded in 2003. The U.S. dollar weakened throughout 2004 compared to the Euro and finished nearly 8% weaker than the Euro compared to the end of 2003. Net sales excluding changes in foreign currency rates increased approximately 9% from the prior year. Approximately $26 million of the increase in 2004 relates to increased sales of custom tooling. Excluding changes in foreign currency rates, the changes in our sales by market were as follows:

•	Sales to the personal care market increased approximately 7% or $28 million compared to the prior year. Approximately $5 million of the increase was due to increased sales of custom tooling. The remainder of the increase reflected strong volume growth of both our dispensing closure and spray pump product lines.
•	Sales to the fragrance/cosmetic market increased approximately 6% or $21 million compared to the prior year, reflecting growth in all of our geographic areas, and was particularly strong in our emerging markets. Price competition particularly in the low-end of this market affected sales growth and operating margins.
•	Sales to the pharmaceutical market increased approximately 10% or $27 million compared to the prior year, which reflected continued strong growth of metered dose aerosol valves, increased sales of custom tooling to customers of approximately $6 million and increased licensing and other service revenue of approximately $4 million.
•	Sales to the household market increased approximately 16% or $14 million compared to the prior year, which reflected strong growth in this market across all three product lines we sell, as well as an increase of approximately $3 million in sales of custom tooling.
•	Sales to the food/beverage market increased approximately 28% or $21 million compared to the prior year, which reflected strong growth of our dispensing closure products in this market. In addition, sales of custom tooling to customers increased approximately $7 million compared to the prior year.
The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2005	% of Total	2004	% of Total	2003	% of Total
Domestic	$419,178	30%	$391,279	30%	$345,624	31%
Europe	829,863	60%	794,929	61%	673,074	60%
Other Foreign	130,968	10%	110,400	9%	95,991	9%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percentage of net sales increased in 2005 to 67.2% compared to 66.8% in 2004. The following factors influenced our cost of sales percentage in 2005 either positively or negatively:
Redeployment Program and Severance Related Costs. We announced in the third quarter of 2005 a three-year plan to reduce and redeploy certain personnel in our French fragrance/cosmetic operations. The objective of this three-year plan is to better align our production equipment and personnel between several sites in France to ultimately reduce costs and maintain our competitiveness. We will implement this plan in phases over a three-year period and we expect to complete the plan in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. We expect total costs associated with the Redeployment Program to be in the range of $7 to $9 million over the three-year period and primarily relate to employee severance costs of which $3.7 million was incurred in 2005. We also incurred approximately $500 thousand of additional severance related costs in our other business units.
Continuing Price Pressure. Pricing pressure continues to be strong in all the markets we serve, particularly in the low-end of the fragrance/cosmetic market and for certain of our dispensing closures. Directly, Asian suppliers continue to export more pumps worldwide and particularly to the U.S. and European markets. Indirectly, some fragrance/cosmetic marketers in the U.S. and Europe are sourcing their entire product in Asia and importing the finished product back into the U.S.
12 /ATR
2005 Form 10-K

Decreased Sales of Custom Tooling. Sales of custom tooling decreased $19 million in 2005. Traditionally sales of custom tooling generates lower margins than our regular product sales and thus any decrease in sales of custom tooling positively affects cost of sales as a percentage of net sales.
Rising Raw Material Costs. Raw material costs, in particular plastic resin, increased significantly during 2005 due in part to the impact of the U.S. hurricanes. Due to normal delays in the timing of when these raw material price increases are passed on to customers, our margins were negatively affected.
Cost Reduction Efforts. We continued to focus on reducing costs worldwide to offset the adverse effects of competitive price pressure and rising raw material costs.
     Our cost of sales as a percentage of net sales increased in 2004 to 66.8% compared to 65.7% in 2003. The following factors influenced our cost of sales percentage in 2004:
Sale of Building. In the first quarter of 2004, we sold a production facility and realized a gain on the sale of the building of approximately $1 million. The gain was included in cost of goods sold.
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
Continued Price Pressure. Pricing pressure was strong in all the markets we served, particularly in the low-end of the fragrance/cosmetic market and for certain dispensing closures. Directly, Asian suppliers exported pumps worldwide and particularly to the U.S. and European markets. Indirectly, some fragrance/cosmetic marketers in the U.S. sourced their entire product in Asia and imported the finished product back into the U.S.
Strengthening of the Euro. We are a net exporter from Europe of products produced in Europe with costs denominated in Euros. As a result, when the Euro strengthened against the U.S. dollar in 2004 compared to 2003, products produced in Europe (with costs denominated in Euros) and sold in currencies that were weaker compared to the Euro, had a negative impact on cost of sales as a percentage of net sales.
Increased Sales of Custom Tooling. We increased sales of custom tooling $26 million in 2004. Traditionally sales of custom tooling generates lower margins than our regular product sales and thus increased sales of custom tooling negatively impacted cost of sales as a percentage of net sales.
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
Rising Raw Material Costs. Raw material costs, in particular plastic resin and metal, increased significantly during 2004. Due to delays in timing of when these raw material price increases were passed on to customers, the net effect was a reduction in margin.
Cost Reduction Efforts. We continued to focus on reducing costs worldwide to offset the adverse effects of competitive price pressure and rising raw material costs.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 4.7% or $9.0 million in 2005. The majority of the increase relates to normal inflationary increases in costs such as salaries and professional fees. Acquisitions accounted for more than $2.8 million of the increase in SG&A costs. In addition, we spent $900 thousand more on research and development prototype tooling reflecting our ongoing emphasis on new products. SG&A as a percentage of sales however continued to decrease to 14.7% in 2005 compared to 15.0% in 2004.
     In 2004, our SG&A increased approximately 13.3% or $22.8 million. A significant portion of this increase was due to movements in exchange rates. Excluding the impact of the change in exchange rates, SG&A increased 6.6% or approximately $12.1 million. Approximately $3 million of the increase related to research and development costs associated with the continued development of dry powder technology that we purchased in 2003. Approximately $1.7 million related to increased audit fees primarily associated with Section 404 of the Sarbanes-Oxley legislation compliance. The remainder of the increase related to other inflationary increases in costs such as salaries. SG&A as a percentage of sales decreased to 15.0% in 2004 compared to 15.4% in 2003.
13 /ATR
2005 Form 10-K

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased 5.0% or $4.7 million in 2005. Acquisitions in 2005 accounted for $2.2 million of the increase. The remaining increase related to increased capital expenditures to support the growth of our business. Depreciation and amortization expense decreased to 7.2% of net sales from 7.3% in 2004.
     In 2004, depreciation and amortization expense increased 10.1% or $8.6 million. Changes in currency rates accounted for approximately $5.5 million of the million increase. The remaining increase related to increased capital expenditures.
OPERATING INCOME
Operating Income increased approximately $8.9 million or 6.3% to $149.8 million in 2005. The increase in operating income is due primarily to the increase in sales volumes discussed previously. Operating income as a percentage of sales remained constant at 10.9% in 2005 in spite of the significant increase in raw material costs and the redeployment expenses mentioned above.
     In 2004, operating income increased approximately $16.9 million or 13.7%. The increase in operating income was due primarily to the increase in sales volumes discussed previously. Operating income as a percentage of sales decreased slightly to 10.9% in 2004 compared to 11.1% in 2003. The decrease in operating income as a percentage of sales was due primarily to the additional costs previously discussed in the cost of goods sold section above.
NET OTHER EXPENSES
Net other expenses in 2005 increased to $7.8 million compared to $3.7 million in 2004 principally reflecting increased interest expense of $2.1 million, a decrease in interest income of $1.3 million and a net negative change of $1.7 million in foreign currency transactions. The increase in interest expense related to an increase in our average borrowings due to our stock repurchase activities and rising short-term interest rates. The decrease in interest income related to a reduction in our cash position in Europe during 2005, due primarily to the use of cash for the acquisitions made in Europe.
     Net other expenses in 2004 decreased to $3.7 million compared to $6.7 million in 2003 principally reflecting increased interest income of $1.3 million, an increase in income of affiliates of $.4 million and a net positive change of $.9 million in foreign currency transactions. The increase in interest income related to our growing cash position in Europe during 2004. The increase in income of affiliates was due to an increase in profits for both our joint venture in Europe and our minority investment in South America. The majority of the net positive change in foreign currency transactions related to a gain recorded on a foreign currency contract put in the place for the repatriation of approximately $50 million from Europe to the U.S. in 2004.
EFFECTIVE TAX RATE
The reported effective tax rate for 2005 decreased to 29.5% compared to 32.0% in 2004. The decrease in the effective tax rate is due primarily to prior years’ U.S. research and development credits of approximately $1.2 million realized in the second quarter of 2005. In addition, due to a special one-time Italian tax law policy relating to taxation of previously issued government grants, we were able to reduce certain previously recorded deferred tax liabilities by approximately $2 million.
     The reported effective tax rate for 2004 decreased slightly to 32.0% compared to 32.1% in 2003. The slight reduction in the effective tax rate reflected the mix of where our income was earned. We also recorded approximately $2.9 million of deferred tax assets related to foreign tax credits and net operating loss carryforwards in 2004 and recorded a corresponding valuation allowance due to our judgment about the realizability of the related deferred tax assets in future years.
NET INCOME
We reported net income of $100.0 million in 2005 compared to $93.3 million reported in 2004 and $79.7 million reported in 2003.
DISPENSING SYSTEMS SEGMENT
The Dispensing Systems segment is an aggregate of four of our five business units. The Dispensing Systems segment sells primarily non-aerosol spray and lotion pumps, dispensing closures, and metered dose aerosol valves. These products are sold to all of the markets we serve.

Years Ended December 31,	2005	2004	2003
Net Sales	$1,145,120	$1,089,177	$926,365
Segment Income(1)	153,163	142,623	125,911
Segment Income as a percentage of Net Sales	13.4%	13.1%	13.6%
(1) Segment Income is defined as earnings before net interest, corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 16 to the Consolidated Financial Statements in Item 8.
14 /ATR
2005 Form 10-K

     Our net sales for the Dispensing Systems segment in 2005 grew nearly 5.1% or $55.9 million over 2004. Approximately $14.7 million of the increase in sales is due to the acquisitions completed in the fourth quarter of 2005, the majority of whose sales are to the fragrance/cosmetic market. Sales of custom tooling decreased approximately $18.5 million compared to the prior year. Excluding foreign currency changes, sales of our products increased in particular to the personal care ($23.9 million) and food/beverage markets ($12.9 million) in 2005. Price competition continues to negatively impact primarily the low-end fragrance/cosmetic market and certain dispensing closures.
     In 2004, our net sales for the Dispensing Systems segment grew nearly 18% over 2003. Approximately $60 million of the increase in sales was due to the weaker U.S. dollar compared to the Euro and other currencies. Another $28 million of the increase was due to increased sales of custom tooling. Excluding foreign currency changes, sales of our products increased to all of the markets we served in 2004.
     Segment Income in 2005 increased nearly 7.4% or $10.5 million compared to 2004 primarily reflecting the increased sales volumes mentioned above as well as ongoing cost reduction efforts.
     In 2004, Segment Income increased nearly 13% compared to 2003 primarily reflecting the increased sales volumes mentioned above. Segment Income did not increase at the same rate as the sales growth in 2004 primarily due to increased quality related costs, the shutdown of a mold manufacturing facility, increased price competition as well as the negative impact of selling goods produced in Europe (with costs denominated in Euros) and selling in currencies that weakened against the Euro compared to 2003.
SEAQUISTPERFECT SEGMENT
SeaquistPerfect represents our fifth business unit and sells primarily aerosol valves and accessories and certain non-aerosol spray and lotion pumps. These products are sold primarily to the personal care, household and food/beverage markets.

Years Ended December 31,	2005	2004	2003
Net Sales	$234,889	$207,431	$188,324
Segment Income	21,143	18,089	15,482
Segment Income as a percentage of Net Sales	9.0%	8.7%	8.2%
     Net sales increased 13.3% or $27.5 million in 2005. Approximately $12.7 million of the increase in sales was due to the acquisition completed in the first quarter of 2005. The remainder of the sales growth is attributed to strong U.S. sales of aerosol valves and pumps, primarily to the personal care market. Excluding the acquisition made in 2005, sales remained flat in Europe in 2005 compared to the prior year.
     In 2004, net sales increased 10% compared to 2003. The weak U.S. dollar compared to the Euro in 2004 accounted for nearly half of the sales growth. The remainder of the sales growth was attributed to strong U.S. sales of aerosol valves and pumps. The introduction of several new accessories such as a locking actuator for aerosol valves helped stimulate demand in the U.S. in 2004. Price competition and the mix of aerosol valve sales were the main reasons for the lack of sales growth in Europe in 2004. Sales of custom tooling decreased nearly $3 million compared to 2003.
     Segment Income continued to improve in 2005 growing nearly 16.9% or $3.1 million compared to 2004. The growth in Segment Income reflects primarily the acquisition made in 2005 as well as an increase in profitability in the U.S. due primarily to the increased sales volumes, introduction of new products, and improvements in productivity in 2005.
     In 2004, Segment Income grew nearly 17% compared to 2003. The growth in Segment Income reflected an increase in profitability in the U.S. due primarily to the increased sales volumes, introduction of new accessories, and improvements in productivity in 2004.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents decreased to $117.6 million from $170.4 million at the end of 2004. Total short and long-term interest bearing debt increased to $246.6 million from $205.9 million at the end of 2004. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 14% compared to 4% as of December 31, 2004.
     In 2005, our operations provided a record $194.1 million in cash flow. This compares with $183.2 million in 2004 and $139.8 million in 2003. We anticipate that cash flow from operations in 2006 will be at or above 2005 levels. In each of the past three years, we primarily derived cash flow from operations from earnings before depreciation and amortization. The increase in cash generated from operating activities in 2005 reflects strong growth in earnings before depreciation and amortization. The significant increase in cash generated from operating activities in 2004 over 2003 reflected strong growth in earnings before depreciation and amortization, the absence of discretionary funding for the U.S. pension plan compared to 2003 and decreased use of cash for working capital needs compared to 2003. Also in 2003, we funded $7 million above the minimum funding requirements required for the U.S. pension plan. During 2005, we utilized the majority of the operating cash flows to finance capital expenditures, repurchase Company stock, and pay higher dividends to shareholders. After considering projected capital expenditures in 2006 of approximately $110 million (assuming current exchange rates), required debt
15 /ATR
2005 Form 10-K

repayments (including fixed rate interest obligations, capital lease payments and required principal payments) of approximately $13 million and anticipated dividend payments of approximately $28 million and the acquisition of CCL Dispensing for $21 million (in 2006), we would expect to generate additional cash in 2006.
     We used $193.6 million in cash for investing activities during 2005, compared to $115.0 million during 2004 and $74.0 million in 2003. This increase in 2005 is primarily due to the acquisitions of businesses of $89.8 million. The acquisitions were made from existing cash balances in Europe and help explain the reduction in the cash and equivalents balance at December 31, 2005. Capital expenditures totaled $104.4 million in 2005, $119.7 million in 2004 and $77.3 million in 2003. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that approximately 25% of next year’s total anticipated capital expenditures will be spent on new product introductions.
     We used $34.6 million in cash for financing activities during 2005 compared to $75.0 million in 2004 and $12.8 million in 2003. The majority of the cash used for financing activities in 2005 was used to buy back shares of our stock. In 2004 and 2003, the majority of the cash used for financing activities was used to pay down long and short-term debt, to pay dividends to our shareholders and to buy back shares of our stock. In 2005, 1.2 million shares were repurchased for an aggregate amount of $61.1 million, leaving 1.1 million of authorized shares remaining to be repurchased.
     In February of 2004, we entered into a five-year $150 million revolving credit facility (the “Credit Facility”) and terminated the previous $100 million revolving credit facility. The Credit Facility contains substantially similar terms as the terminated facility. Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At December 31, 2005, the amount unused and available under this agreement was $75 million. We are required to pay a fee of .15% for this commitment. The agreement expires on February 27, 2009.
     In May of 2004, we entered into a $25 million seven year debt agreement. This debt agreement is comprised of $25 million of 5.09% senior unsecured notes due May 28, 2011. The proceeds from this debt were used to pay down borrowings under the revolving credit facility.
     Our revolving credit facility and long-term private placement debt require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2005

Interest coverage ratio	At least 3.5 to 1	21 to 1
Debt to total capital ratio	55%	23%
     Based upon the above interest coverage ratio covenant, we could borrow additional debt up to a limit where interest expense would not exceed approximately $60 million. Interest expense in 2005 was approximately $12 million. Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $740 million before the 55% requirement was exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $117.6 million in cash and equivalents is located outside of the U.S. In 2005, we decided to repatriate in 2006, a portion (approximately $12 million) of non-U.S. subsidiary current year earnings. We have provided for additional taxes of approximately $.6 million in 2005 for this repatriation.
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
16 /ATR
2005 Form 10-K

off-balance sheet arrangements. See the following section “Overview of Contractual Obligations” for future payments relating to operating leases.
OVERVIEW OF CONTRACTUAL OBLIGATIONS
Below is a table of our outstanding contractual obligations and future payments as of December 31, 2005:

Contractual Obligations	Payments Due By Period

					2011 and
	Total	2006	2007-2008	2009-2010	After
Long-term Debt(1)	$141,510	$1,957	$46,032	$44,499	$49,022
Capital Lease Obligations(1)	7,484	2,496	3,054	1,099	835
Operating Leases	22,926	10,304	10,499	1,448	675
Building Lease Obligation(2)	9,500	—	9,500	—	—
Interest Obligations(3)	38,623	14,941	14,180	8,197	1,305
Purchase Obligations(4)	21,200	21,200	—	—	—
Other Long-term liabilities reflected on the balance sheet under GAAP(5)	—	—	—	—	—

Total Contractual Obligations	$241,243	$50,898	$83,265	$55,243	$51,837

(1)	The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)	The building lease payment indicated in the table assumes that the Company exercises its option to purchase the building at the end of the lease in 2008 for approximately $9.5 million, which represents the estimated residual value of the building at the end of the lease date.
(3)	Approximately 50% of our total interest bearing debt has variable interest rates. Using our variable rate debt outstanding as of December 31, 2005 of approximately $123.2 million at an average interest rate of 5%, we included approximately $6.2 million of variable interest rate obligations in 2006. No variable interest rate obligations were included in subsequent years.
(4)	The amount shown represents the agreement to acquire CCL Dispensing, which was purchased subsequent to December 31, 2005.
(5)	Aside from deferred income taxes and minority interest, we have approximately $33 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement and deferred compensation plans. See Note 8 to the Consolidated Financial Statements in Item 8 for a schedule of estimated future benefit payments related to the Company’s defined benefit plans. Timing of future payments relating to the remaining deferred compensation and other obligations are not included in the table as they are difficult to determine because they are based upon governmental contribution requirements, which fluctuate annually, or they will be amortized in the future and will not be settled in cash.
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
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have performed a preliminary assessment and have determined that this statement will not have any impact on us upon adoption.
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
17 /ATR
2005 Form 10-K

     SFAS No. 123R upon adoption requires the application of the non-substantive vesting approach, which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. This would be the case for awards that vest when employees become retirement eligible or awards granted to retirement eligible employees. Had we been using the non-substantive approach instead of the nominal vesting approach when calculating the effect on net income and earnings per share in Note 1 to the Consolidated Financial Statements, net income would have decreased by approximately $0.8 million, $1.0 million and $0.6 million for the years ending December 31, 2005, 2004, and 2003, respectively. SFAS No. 123R is effective for us January 1, 2006. We estimate that for the year ended December 31, 2006, our financial results of operations will be reduced by approximately $8.6 million or $.24 per diluted share. Approximately $.13 per diluted share will be recorded in the first quarter of 2006 with the remainder being approximately ratably recorded over the remainder of the year.
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
IMPAIRMENT OF GOODWILL
In accordance with SFAS No. 142, we evaluate our goodwill for impairment on an annual basis or whenever indicators of impairment exist. SFAS No. 142 requires that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.
     As discussed in Note 3 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $184.8 million is shown on our balance sheet as of December 31, 2005.
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
     In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a four year projection of cash flows is made based upon expected sales growth rates and fixed asset and working capital requirements based upon historical needs. A discounted cash flow model is used to discount the future cash flows back to the present using a weighted-average cost of capital. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using AptarGroup’s overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.
     The $184.8 million of goodwill is reported in five reporting units. Four of the five reporting units have fair values, which significantly exceed their carrying values. The fifth reporting unit contains approximately $93.5 million of the total $184.8 million in goodwill and has the smallest excess of fair value over carrying value of the five reporting units.
     We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 46% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $93.5 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $93.5 million of goodwill would be at risk for
18 /ATR
2005 Form 10-K

impairment. A full $93.5 million impairment loss would have reduced Total Assets as of December 31, 2005 by approximately 7% and would have reduced Income Before Income Taxes in 2005 by nearly 66%.
     If we had been required to recognize an impairment loss of the full $93.5 million, it would likely not have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.
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
     When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically the customer will file for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2005, we added approximately $1.2 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $1.5 million. Please refer to Schedule II - Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.
     We had approximately $270.5 million in outstanding accounts receivable at December 31, 2005. At December 31, 2005, we had approximately $10.4 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $10 million. An additional loss of $10 million would reduce our Total Assets as of December 31, 2005 by approximately 1% and would have reduced Income Before Income Taxes by approximately 7%.
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
     The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rates for our domestic and foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. At December 31, 2005, the discount rates for our domestic and foreign plans were 5.4% and 4.0%, respectively.
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
     To the extent the discount rates increase (or decrease), our ABO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $12.8 million increase in the ABO ($9.0 million for the domestic plans and $3.8 million for the foreign plans) and a $2.3 million increase in net periodic benefit cost ($1.9 million for the domestic plans and $.4 million for the foreign plans). To the extent the ABO increases, and an additional minimum pension liability adjustment is required, the after-tax effect of such increase could reduce Other Comprehensive Income and Shareholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $10.1 million decrease in the ABO ($7.0 million for the domestic plans and $3.1 million for the foreign plans) and a $1.6 million decrease in net periodic benefit cost ($1.3 million for the domestic plans and $.3 million for the foreign plans). A decrease of this magnitude in the ABO would eliminate a substantial portion of the Additional Minimum Pension Liability, and the related reduction in Other Comprehensive Income and Shareholders’ Equity.
19 /ATR
2005 Form 10-K

     The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 59% was invested in equities and 41% was invested in fixed income securities at December 31, 2005. Of foreign plan assets, approximately 41% was invested in equities, 54% was invested in fixed income securities and 5% was invested in real estate at December 31, 2005.
     The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $.4 million increase (or decrease) in net periodic benefit cost.
     The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $1.8 million decrease in the PBO ($.7 million for the domestic plans and $1.1 million for the foreign plans) and a $.4 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $1.9 million increase in the PBO ($.7 million for the domestic plans and $1.2 million for the foreign plans) and a $.4 million increase to the net periodic benefit cost.
     Our primary pension related assumptions as of December 31, 2005 and 2004 were as follows:

Actuarial Assumptions as of December 31,	2005	2004
Discount rate:
Domestic plans	5.40%	5.50%
Foreign plans	4.00%	5.00%

Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	6.00%	6.00%

Rate of compensation increase:
Domestic plans	4.50%	4.50%
Foreign plans	3.00%	3.00%
     In order to determine the 2006 net periodic benefit cost, the Company expects to use the December 31, 2005 discount rates, rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets. The estimated impact of the changes to the assumptions as noted in the table above on our 2006 net periodic benefit cost is a net increase of approximately $1 million.
INCOME TAXES ON UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES
Our policy is to evaluate annually if we will repatriate non-U.S. subsidiary current year earnings or a portion thereof. It is also part of our policy that any current year or prior year earnings that have not been remitted to the U.S. will continue to be permanently reinvested in non-U.S. countries and as such, meets the indefinite reversal criteria of APB No. 23. As of December 31, 2005, we have approximately $482 million of undistributed earnings of foreign subsidiaries. Since our intent is to reinvest the prior year earnings of our non-U.S. subsidiaries indefinitely that have not been remitted, we have not provided deferred taxes in our financial statements for any future repatriation in accordance with APB No. 23, “Accounting for Income Taxes-Special Areas.”
     We believe that the accounting policy to indefinitely reinvest the earnings of our foreign subsidiaries is a critical accounting policy because: (1) any change or deviation from that policy could trigger additional tax expense for us that is not provided for in the financial statements today thus increasing our overall effective tax rate, reducing earnings per share and reducing cash flow; and (2) a majority of our $117.6 million in cash and equivalents is located outside of the U.S. The policy to reinvest earnings of our foreign subsidiaries indefinitely is a critical accounting policy for the company as a whole and does not directly impact either of our segments.
     In 2005, we decided to repatriate a portion (approximately $12 million) of non-U.S. subsidiary current year earnings, which will be distributed in 2006. We have provided for additional taxes of approximately $.6 million in 2005 for this repatriation. The remainder of the 2005 non-U.S. subsidiary current year earnings is expected to be permanently reinvested. Currently we have no future plans to repatriate any past or future foreign earnings other than the $12 million mentioned above. However, if a significant short-term liquidity crisis were to arise, it would be reasonably likely that we would have to consider repatriating some or all of our cash to the U.S.
20 /ATR
2005 Form 10-K

     Calculating the effect of taxes on repatriated foreign earnings is extremely complex. Taxes have to reflect the expected form of repatriation (generally, dividend, sale or liquidation, or loan to the parent). The form of repatriation will result in different characteristics of income (ordinary versus capital gain) or different amounts of deemed-paid foreign tax credits available.
OUTLOOK
We anticipate that sales of our products to all of the markets we serve excluding changes in exchange rates will increase in 2006. However pricing continues to be competitive in most of the markets we serve. With our recent acquisitions and new product introductions, we believe we are well positioned in 2006.
     We expect raw material prices to remain at the current high levels in 2006. Our ability to pass on any increase in raw material costs to our customers depends on competitive forces in the marketplace. Delays or difficulties encountered with passing on price increases to our customers could have a negative impact on our 2006 anticipated results.
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
     We are anticipating gains in productivity and cost savings to partially offset certain price declines and cost increases. Should we be unable to attain these productivity gains and cost savings, our results could be negatively impacted.
     Due to the fixed cost nature of our businesses, particularly in Europe, it is difficult to reduce costs fast enough to offset a decline in business. As such, sudden significant decreases in business may have a significant impact on our results of operations.
     The U.S. dollar has strengthened compared to the Euro in 2005. Since a majority of our sales are denominated in Euros, a weakening Euro will have a negative impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. A strengthening U.S. dollar compared to the Euro makes imported European produced products less expensive, thereby increasing operating margins. The net impact of the strengthening U.S. dollar is difficult to predict or estimate, but it is likely that any negative impact achieved from translating Euro denominated financial statements into U.S. dollars may be largely offset by the improvement in operating margins on imported products.
     We expect the annual effective tax rate for 2006 to be approximately 32% compared to a rate of 29.5% for 2005.
     As mentioned previously in accordance with the adoption of a new accounting standard in the first quarter of 2006, we will begin to reflect non-cash expenses associated with stock options. We estimate that the full year impact of stock option costs based on current assumptions to be approximately $.24 per diluted share. We estimate approximately $.13 per diluted share will be recorded in the first quarter and expect to record the remaining amount ratably over the remaining quarters of the year.
     We are anticipating diluted earnings per share for the first quarter of 2006 to be in the range of $.53 to $.58 per share including the impact of expensing employee stock option costs, compared to $.60 per share recorded in the prior year first quarter.
21 /ATR
2005 Form 10-K

FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials (particularly resin);
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition (particularly from Asia) and technological change;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to successfully integrate our recent acquisitions and our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer spending levels;
•	work stoppages due to labor disputes;
•	the timing and recognition of the costs of the workforce redeployment program in France;
•	the demand for existing and new products;
•	significant product liability claims;
•	other risks associated with our operations.
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
2005 Form 10-K

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
     The table below provides information, as of December 31, 2005, about our forward currency exchange contracts. All the contracts expire before the end of the fourth quarter of 2006.

In thousands

		Average
Year Ended December 31, 2005		Contractual
Buy/Sell	Contract Amount	Exchange Rate
Euro/ U.S. Dollar	$34,502	1.2040
Swiss Francs/ Euro	9,708	0.6498
Canadian Dollar/ Euro	6,806	0.6764
U.S. Dollar/ Euro	5,327	0.8400
Euro/ Japanese Yen	2,365	138.2718
Euro/ British Pound	1,874	0.6817
U.S. Dollar/ Mexican Peso	1,622	11.4067
Euro/ Indonesian Rupiah	1,443	12617.6623
British Pound/ Euro	1,184	1.4731
Chinese Yuan/ Japanese Yen	1,102	14.4035
U.S. Dollar/ Indian Rupe	1,000
Other	4,374

Total	$71,307

     The other contracts in the above table represent contracts to buy or sell various other currencies (principally European, South American and Australian). As of December 31, 2005, we have recorded the fair value of foreign currency forward exchange contracts of $317 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2004 had an aggregate contract amount of $64.1 million.
     At December 31, 2005, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million, which requires us to pay a variable interest rate (which was 4.5% at December 31, 2005) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $.2 million, assuming a tax rate of 32%. As of December 31, 2005, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.5 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2005 since there was no hedge ineffectiveness.
23 /ATR
2005 Form 10-K

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2005	2004
Assets
Current Assets:
Cash and equivalents	$117,635	$170,368
Accounts and notes receivable, less allowance for doubtful accounts of $10,356 in 2005 and $9,952 in 2004	260,175	266,894
Inventories	184,241	189,349
Prepayments and other	43,240	34,618

	605,291	661,229

Property, Plant and Equipment:
Buildings and improvements	201,194	196,592
Machinery and equipment	1,058,684	1,073,173

	1,259,878	1,269,765
Less: Accumulated depreciation	(735,659)	(747,787)

	524,219	521,978
Land	12,601	12,784

	536,820	534,762

Other Assets:
Investments in affiliates	5,050	12,409
Goodwill	184,763	140,239
Intangible assets	16,927	14,472
Miscellaneous	8,468	10,915

	215,208	178,035

Total Assets	$1,357,319	$1,374,026

See accompanying notes to consolidated financial statements.
24 /ATR
2005 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2005	2004
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$97,650	$56,428
Current maturities of long-term obligations	4,453	6,864
Accounts payable and accrued liabilities	218,659	213,569

	320,762	276,861

Long-Term Obligations	144,541	142,581

Deferred Liabilities and Other:
Deferred income taxes	45,056	45,169
Retirement and deferred compensation plans	31,023	26,673
Deferred and other non-current liabilities	1,849	2,313
Commitments and contingencies	—	—
Minority interests	4,700	7,232

	82,628	81,387

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 99 million shares authorized, and 38.6 and 38.2 million issued at 2005 and 2004, respectively	386	382
Capital in excess of par value	162,863	148,722
Retained earnings	771,304	695,901
Accumulated other comprehensive income	24,289	120,323
Less: Treasury stock at cost, 3.7 million and 2.6 million shares in 2005 and 2004, respectively	(149,454)	(92,131)

	809,388	873,197

Total Liabilities and Stockholders’ Equity	$1,357,319	$1,374,026

See accompanying notes to consolidated financial statements.
25 /ATR
2005 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2005	2004	2003

Net Sales	$1,380,009	$1,296,608	$1,114,689

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	927,585	866,865	732,038
Selling, research & development and administrative	203,389	194,366	172,854
Depreciation and amortization	99,242	94,493	85,851

	1,230,216	1,155,724	990,743

Operating Income	149,793	140,884	123,946

Other Income (Expense):
Interest expense	(12,144)	(10,012)	(9,846)
Interest income	3,004	4,255	2,945
Equity in results of affiliates	1,646	1,323	928
Minority interests	342	(383)	(250)
Miscellaneous, net	(688)	1,110	(453)

	(7,840)	(3,707)	(6,676)

Income Before Income Taxes	141,953	137,177	117,270

Provision For Income Taxes	41,919	43,890	37,591

Net Income	$100,034	$93,287	$79,679

Net Income Per Common Share
Basic	$2.84	$2.58	$2.21

Diluted	$2.77	$2.51	$2.16

See accompanying notes to consolidated financial statements.
26 /ATR
2005 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years Ended December 31,	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$100,034	$93,287	$79,679

Adjustments to reconcile net income to net cash provided by operations:
Depreciation	96,693	91,591	83,788
Amortization	2,549	2,902	2,063
Provision for bad debts	1,197	1,466	1,772
Redeployment program	2,323	—	—
Minority interests	(342)	383	250
Deferred income taxes	(6,244)	(2,170)	4,836
Retirement and deferred compensation plans	4,707	3,483	(7,068)
Equity in results of affiliates in excess of cash distributions received	(1,498)	(1,155)	(789)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	6,020	(6,654)	(2,526)
Inventories	(351)	(14,282)	(18,504)
Prepaid and other current assets	(8,455)	6,875	(7,321)
Accounts payable and accrued liabilities	1,824	22	(2,787)
Income taxes payable	(9,767)	4,202	2,207
Other changes, net	5,365	3,275	4,180

Net cash provided by operations	194,055	183,225	139,780

Cash Flows from Investing Activities:
Capital expenditures	(104,428)	(119,745)	(77,269)
Disposition of property and equipment	732	6,852	2,027
Intangible assets	(1,561)	(1,736)	(156)
Acquisition of business, net of cash acquired	(89,761)	—	—
Disposition of investment in affiliates	11	—	—
Collection (issuance) of notes receivable, net	1,441	(342)	1,415

Net cash used by investing activities	(193,566)	(114,971)	(73,983)

Cash Flows from Financing Activities:
Proceeds from notes payable	34,108	—	6,686
Repayments of notes payable	—	(32,831)	—
Proceeds from long-term obligations	7,590	25,000	—
Repayments of long-term obligations	(8,092)	(8,990)	(16,688)
Dividends paid	(24,631)	(15,933)	(9,390)
Proceeds from stock option exercises	17,544	13,320	9,716
Purchase of treasury stock	(61,081)	(55,536)	(3,156)

Net cash used by financing activities	(34,562)	(74,970)	(12,832)

Effect of Exchange Rate Changes on Cash	(18,660)	12,102	21,812

Net (decrease)/increase in Cash and Equivalents	(52,733)	5,386	74,777
Cash and Equivalents at Beginning of Period	170,368	164,982	90,205

Cash and Equivalents at End of Period	$117,635	$170,368	$164,982

Supplemental Cash Flow Disclosure:
Interest paid	$11,958	$9,792	$9,167
Income taxes paid	58,800	47,017	31,116

Supplemental Non-cash Financing Activities:
Capital lease obligations	$—	$—	$2,030
See accompanying notes to consolidated financial statements.
27 /ATR
2005 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2005, 2004 and 2003

In thousands

				Accumulated
				Other	Common		Capital in
	Comprehensive	Total	Retained	Comprehensive	Stock	Treasury	Excess of
	Income	Equity	Earnings	Income/(Loss)	Par Value	Stock	Par Value
Balance – December 31, 2002:		$594,467	$548,258	$(46,027)	$372	$(35,135)	$126,999

Net income	$79,679	79,679	79,679
Foreign currency translation adjustments	110,798	110,798		110,798
Minimum pension liability adjustment, net of tax	937	937		937

Comprehensive income	$191,414

Stock option exercises & restricted stock vestings		9,716			5		9,711
Cash dividends declared on common stock		(9,390)	(9,390)
Treasury stock purchased		(3,156)				(3,156)

Balance – December 31, 2003:		783,051	618,547	65,708	377	(38,291)	136,710

Net income	$93,287	93,287	93,287
Foreign currency translation adjustments	55,771	55,771		55,771
Minimum pension liability adjustment, net of tax	(1,156)	(1,156)		(1,156)

Comprehensive income	$147,902

Stock option exercises & restricted stock vestings		13,713			5	1,696	12,012
Cash dividends declared on common stock		(15,933)	(15,933)
Treasury stock purchased		(55,536)				(55,536)

Balance – December 31, 2004:		873,197	695,901	120,323	382	(92,131)	148,722

Net income	$100,034	100,034	100,034
Foreign currency translation adjustments	(94,653)	(94,653)		(94,653)
Minimum pension liability adjustment, net of tax	(1,381)	(1,381)		(1,381)

Comprehensive income	$4,000

Stock option exercises & restricted stock vestings		17,903			4	3,758	14,141
Cash dividends declared on common stock		(24,631)	(24,631)
Treasury stock purchased		(61,081)				(61,081)

Balance — December 31, 2005:		$809,388	$771,304	$24,289	$386	$(149,454)	$162,863

See accompanying notes to consolidated financial statements.
28 /ATR
2005 Form 10-K

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
INVESTMENTS IN AFFILIATED COMPANIES
The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company’s products. The Company received dividends from affiliated companies of $148, $168, and $139 in 2005, 2004 and 2003, respectively. The Company has approximately $3.9 million included in its December 31, 2005 consolidated retained earnings, which represent undistributed earnings of affiliated companies accounted for by the equity method.
PROPERTY AND DEPRECIATION
Properties are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives for financial reporting purposes and accelerated methods for income tax reporting. Generally, the estimated useful lives are 25 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment.
FINITE-LIVED INTANGIBLE ASSETS
Finite-lived intangibles, consisting of patents, non-compete agreements and license agreements acquired in purchase transactions, are capitalized and amortized over their useful lives which range from 3 to 20 years.
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. Goodwill and indefinite-lived intangible assets must be tested annually, or as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2005. The fair values of the reporting units exceeded the carrying values and, therefore, no impairment of goodwill was recorded in 2005, 2004 or 2003.
29 /ATR
2005 Form 10-K

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
RESEARCH & DEVELOPMENT EXPENSES
Research and development costs are expensed as incurred. These costs amounted to $45,737, $41,890 and $34,714 in 2005, 2004 and 2003, respectively. The 2003 amount includes $1,250 of acquired intellectual property (patents, licenses and know how) described in Note 17.
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
     Except as noted below, the Company has the expressed intention to reinvest the undistributed earnings of its non-U.S. subsidiaries, which meets the indefinite reversal criteria of Accounting Principles Board Opinion Number 23, “Accounting or Income Taxes-Special Areas” (“APB 23”). A provision has not been made for U.S. or additional foreign taxes on $482,114 of undistributed earnings of non-U.S. subsidiaries, which has been designated as permanently reinvested as of December 31, 2005. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. However, the Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof. In 2003, 2004 and 2005, the Company decided to repatriate a portion of non-U.S. subsidiary current year earnings in 2004, 2005 and 2006, respectively. See Note 5 for more information.
TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $1,269 in 2005, a gain of $412 in 2004 and a loss of $490 in 2003.
STOCK BASED COMPENSATION
At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to stock-based employee compensation.
30 /ATR
2005 Form 10-K

Years Ended December 31,	2005	2004	2003
Net income, as reported	$100,034	$93,287	$79,679
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,852)	(4,080)	(4,321)

Pro forma net income	$94,182	$89,207	$75,358

Earnings per share:
Basic – as reported	$2.84	$2.58	$2.21

Basic – pro forma	$2.68	$2.46	$2.09

Diluted – as reported	$2.77	$2.51	$2.16

Diluted – pro forma	$2.60	$2.40	$2.04

     SFAS No. 123R upon adoption requires the application of the non-substantive vesting approach, which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. This would be the case for awards that vest when employees become retirement eligible or awards granted to retirement eligible employees. Had the Company used the non-substantive approach instead of the nominal vesting approach when calculating the effect on net income and earnings per share above, pro forma net income would have increased by approximately $833, $1,023 and $560 for 2005, 2004 and 2003, respectively.
REVENUE RECOGNITION
Product Sales. In accordance with Staff Accounting Bulletin Number 104: Revenue Recognition, the Company’s policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer, when the Company has no remaining obligations regarding the transaction and when collectibility is reasonably assured. The majority of the Company’s products shipped from the U.S. transfers title and risk of loss when the goods leave the Company’s shipping location. The majority of the Company’s products shipped from Europe transfers title and risk of loss when the goods reach their destination.
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
NOTE 2    INVENTORIES
At December 31, 2005 and 2004, approximately 23% and 22%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2005	2004
Raw materials	$65,644	$62,785
Work-in-process	41,032	47,130
Finished goods	81,105	82,263

Total	187,781	192,178
Less LIFO reserve	(3,540)	(2,829)

Total	$184,241	$189,349

NOTE 3    GOODWILL AND OTHER INTANGIBLE ASSETS
The Company completed its annual analysis of the fair value of its reporting units as of December 31, 2005 using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting units exceeds the carrying values and, therefore, no impairment of goodwill needs to be recorded.
31 /ATR
2005 Form 10-K

The changes in the carrying amount of goodwill for the year ended December 31, 2005, are as follows by reporting segment:

	Dispensing Systems	SeaquistPerfect
	Segment	Segment	Total
Balance as of January 1, 2005	$138,379	$1,860	$140,239
Acquisitions (See Note 19)	31,608	22,264	53,872
Foreign currency exchange effects	(6,665)	(2,683)	(9,348)

Balance as of December 31, 2005	$163,322	$21,441	$184,763

The table below shows a summary of intangible assets for the years ended December 31, 2005 and 2004.

		2005			2004
	Weighted
	Average	Gross
	Amortization	Carrying			Gross
	Period	Amount	Accumulated	Net	Carrying	Accumulated	Net
	Years)		Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	15	$15,079	$(7,471)	$7,608	$17,852	$(8,259)	$9,593
License agreements and other	6	14,971	(6,171)	8,800	9,598	(5,258)	4,340

	11	30,050	(13,642)	16,408	27,450	(13,517)	13,933

Unamortized intangible assets:
Minimum pension liability		519	—	519	539	—	539

		519	—	519	539	—	539

Total intangible assets		$30,569	$(13,642)	$16,927	$27,989	$(13,517)	$14,472

     The Company spent approximately $1.1 million for intangible assets in 2005. These intangible assets related primarily to license agreements for new dispensing technology. The license agreements are amortized on a straight-line basis between 5 and 7 years depending on the agreements.
     Aggregate amortization expense for the intangible assets above for the years ended December 31, 2005, 2004 and 2003 was $2,549, 2,902 and 2,063, respectively.
     Estimated amortization expense for the years ending December 31 is as follows:

2006	$3,012
2007	$2,988
2008	$2,928
2009	$2,446
2010	$1,850
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2005.
32 /ATR
2005 Form 10-K

NOTE 4    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At December 31, 2005 and 2004, accounts payable and accrued liabilities consisted of the following:

	2005	2004
Accounts payable, principally trade	$102,127	$103,716
Accrued employee compensation costs	47,928	47,903
Unearned Income	20,253	12,334
Other accrued liabilities	48,351	49,616

Total	$218,659	$213,569

NOTE 5    INCOME TAXES
Income before income taxes consists of:

Years Ended December 31,	2005	2004	2003
Domestic	$31,627	$25,726	$18,123
Foreign	110,326	111,451	99,147

Total	$141,953	$137,177	$117,270

The provision for income taxes is comprised of:

Years Ended December 31,	2005	2004	2003
Current:
Federal	$10,925	$9,501	$1,151
State/ Local	832	1,104	746
Foreign	36,406	35,455	30,858

	48,163	46,060	32,755

Deferred:
Federal/ State	(2,249)	(1,532)	4,911
Foreign	(3,995)	(638)	(75)

	(6,244)	(2,170)	4,836

Total	$41,919	$43,890	$37,591

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2005, 2004 and 2003 to income before income taxes is as follows:

Years Ended December 31,	2005	2004	2003
Income tax at statutory rate	$49,683	$48,012	$41,044
State income taxes, net of federal benefit	179	499	485
Research & development credits	(3,078)	(1,134)	(1,781)
Provision for distribution of foreign earnings	657	350	4,382
Resolution of foreign tax matters	—	—	(2,248)
Italian government grant special election	(1,955)	—	—
Rate differential on earnings of foreign operations	(3,269)	(3,407)	(4,971)
Other items, net	(298)	(430)	680

Actual income tax provision	$41,919	$43,890	$37,591

Effective income tax rate	29.5%	32.0%	32.1%
33 /ATR
2005 Form 10-K

Significant deferred tax assets and liabilities as of December 31, 2005 and 2004 are comprised of the following temporary differences:

	2005	2004
Deferred Tax Assets:
Accruals	$14,012	$13,625
Net operating loss carryforwards	1,176	1,268
Foreign tax credit carryforwards	937	1,852
Asset bases differentials	1,435	449
Other	931	992

Total gross deferred tax assets	18,491	18,186
Less valuation allowance	(1,864)	(2,870)

Net deferred tax assets	16,627	15,316

Deferred Tax Liabilities:
Depreciation and amortization	40,186	39,321
Leases	6,176	6,512
Stock options	2,851	3,072
Government grants	—	1,277
Undistributed earnings of foreign subsidiaries	592	350
Other	1,173	1,492

Total gross deferred tax liabilities	50,978	52,024

Net deferred tax liabilities	$34,351	$36,708

Research and Development Credit
During 2005, the Company received $1.2 million from the U.S. government in settlement of refund claims filed by the Company in 2004 for research and development expenditures incurred during 2000 through 2002. As part of the tax settlement, all U.S. tax matters of the company are now closed through 2002. The remaining $1.9 million of the total $3.1 million in research and development credits recognized by the Company during 2005 relate to credits earned currently in the U.S. and in France.
Net Operating Loss and Foreign Tax Credit Carryovers
On December 31, 2005, the Company had gross deferred tax assets related to foreign tax loss carryforwards of approximately $1.2 million. Management believes $1.0 million of deferred tax assets relating to the losses within its Swiss operations will not be able to be utilized and has established a valuation allowance for this amount. These losses have a seven year carryover period and $.1 million expired in 2005. Regarding the remaining foreign tax loss carryforwards, based upon the level of historical taxable income, projected future taxable income, and the timing of the reversal of existing deferred tax liabilities, management believes it is more likely than not that the Company will realize the benefits of these deferred assets.
     The Company has U.S. foreign tax credit (“FTC”) carryforwards of approximately $.8 million at December 31, 2005. These carryforwards expire $.1 million and $.7 million in 2013 and 2014, respectively. Because the Company has the majority of its foreign earnings in higher-taxed countries, management believes the Company will not be able to utilize these carryforwards. A $.8 million valuation allowance against these carryforwards has been established.
Repatriation of Certain Non-U.S. Subsidiary Earnings
In October 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides for a one time election for a Company to reduce its taxable income by 85% of certain eligible dividends received from non-U.S. subsidiaries by the end of 2005. In the second quarter of 2005, the Company repatriated approximately $30 million in cash from foreign subsidiaries for which $.4 million of related tax expense was recognized during 2004 in accordance with the Act. Pursuant to the Company’s domestic reinvestment plan, as approved by the Chief Executive Officer and Board of Directors, planned uses of the repatriated funds include domestic expenditures relating to research and development, capital asset investments as well as other permitted activities.
     During 2005, the Company provided for additional taxes of $.6 million relating to approximately $12 million of 2005 foreign earnings intended to be remitted in 2006. The remainder of 2005 foreign earnings is expected to be permanently reinvested.
     The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $1.7 million would become payable in the event the income would be distributed.
34 /ATR
2005 Form 10-K

NOTE 6    DEBT
Average borrowings under unsecured lines of credit were $75.9 million and $64.0 million for 2005 and 2004, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 4.5% and 2.6% for 2005 and 2004, respectively. There are no compensating balance requirements associated with short-term borrowings. In February of 2004, the Company entered into a five-year $150 million revolving credit facility and terminated a facility that expired on June 30, 2004. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company is required to pay a fee for this commitment. Commitment or facility fee payments in 2005, 2004 and 2003 were not significant. The amounts used under these agreements were $75.0 million and $43.0 million at December 31, 2005 and 2004, respectively.
     The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.
     At December 31, the Company’s long-term obligations consisted of the following:

	2005	2004
Notes payable 0.5% – 15.0%, due in monthly and annual installments through 2015	$7,556	$1,732
Senior unsecured notes 7.1%, due in installments through 2005	—	3,572
Senior unsecured notes 6.6%, due in installments through 2011	108,470	109,832
Senior unsecured notes 5.1%, due in 2011	25,000	25,000
Mortgages payable at 2.1% – 5.6% due in monthly and annual installments through 2008	484	1,284
Capital lease obligations	7,484	8,025

	148,994	149,445
Current maturities of long-term obligations	(4,453)	(6,864)

Total long-term obligations	$144,541	$142,581

     Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.
     Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years and thereafter beginning in 2006 are $1,957, $23,128, $22,904, $22,691, $21,808 and $49,022 thereafter.
NOTE 7    LEASE COMMITMENTS
The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. The Company has an option on one building lease to purchase the building during or at the end of the term of the lease, which expires in 2008, at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. If the Company exercises its option to purchase the building, the Company would account for this transaction as a capital expenditure. If the Company does not exercise the purchase option by the end of the lease in 2008, the Company would be required to pay an amount not to exceed $9.5 million and would receive certain rights to the proceeds from the sale of the related property. As the value of the rights to be obtained relating to this property is expected to exceed the amount paid if the purchase option is not exercised, the potential payment is not included in the following table of future minimum operating lease payments and no contingent liability has been recorded in the financial statements as of December 31, 2005. Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $16,831, $18,188 and $15,839 in 2005, 2004 and 2003, respectively.
35 /ATR
2005 Form 10-K

     Assets recorded under capital leases consist of:

	2005	2004
Buildings	$13,511	$16,804
Machinery and equipment	6,420	2,392

	19,931	19,196
Accumulated depreciation	(9,640)	(10,728)

	$10,291	$8,468

     Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2005:

	Capital	Operating
	Leases	Leases
2006	2,715	10,304
2007	1,837	7,158
2008	1,486	3,341
2009	640	967
2010	585	481
Subsequent to 2010	949	675

Total minimum lease payments	8,212	$22,926

Amounts representing interest	(728)

Present value of future minimum lease payments	7,484
Less amount due in one year	(2,496)

Total	$4,988

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
Following is information concerning the Company’s domestic and foreign plans:

	Domestic Plans		Foreign Plans

Change in benefit obligation:	2005	2004	2005	2004
Benefit obligation at beginning of year	$43,616	$37,420	$28,157	$23,564
Businesses acquired	—	—	1,654	—
Service cost	3,724	3,413	1,008	909
Interest cost	2,353	2,191	1,327	1,274
Actuarial loss	2,163	2,244	4,507	1,057
Benefits paid	(2,253)	(1,652)	(848)	(726)
Foreign currency translation adjustment	—	—	(3,957)	2,079

Benefit obligation at end of year	$49,603	$43,616	$31,848	$28,157

36 /ATR
2005 Form 10-K

	Domestic Plans		Foreign Plans

Change in plan assets:	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$34,593	$32,120	$8,101	$6,220
Businesses acquired	—	—	758	—
Actual return on plan assets	2,166	4,125	793	335
Employer contribution	2,093	—	1,371	1,668
Benefits paid	(2,253)	(1,652)	(848)	(726)
Foreign currency translation adjustment	—	—	(1,132)	604

Fair value of plan assets at end of year	$36,599	$34,593	$9,043	$8,101

Funded status	$(13,004)	$(9,023)	$(22,805)	$(20,056)
Unrecognized net actuarial loss	9,510	7,664	8,943	6,001
Unrecognized prior service cost	34	38	792	1,015

Accrued benefit cost before minimum pension liability adjustment	$(3,460)	$(1,321)	$(13,070)	$(13,040)
Additional minimum pension liability adjustment	(1,500)	(876)	(6,474)	(4,398)

Accrued benefit cost	$(4,960)	$(2,197)	$(19,544)	$(17,438)

Amounts included in the balance sheet consist of:
Accrued benefit cost	$(4,960)	$(2,197)	$(19,544)	$(17,438)
Intangible asset	99	112	420	427
Accumulated other comprehensive loss (before tax effect)	1,401	764	6,054	3,971

Net accrued benefit cost included in the balance sheet	$(3,460)	$(1,321)	$(13,070)	$(13,040)

Components of net periodic benefit cost:

	Domestic Plans

	2005	2004	2003
Service cost	$3,724	$3,413	$2,808
Interest cost	2,353	2,191	1,827
Expected return on plan assets	(2,317)	(2,411)	(1,663)
Amortization of prior service cost	4	22	22
Amortization of net loss	468	291	59

Net periodic benefit cost	$4,232	$3,506	$3,053

	Foreign Plans

	2005	2004	2003
Service cost	$1,008	$909	$789
Interest cost	1,327	1,274	1,037
Expected return on plan assets	(457)	(375)	(266)
Amortization of prior service cost	100	99	107
Amortization of net loss	275	230	281

Net periodic benefit cost	$2,253	$2,137	$1,948

     The accumulated benefit obligation for the Company’s domestic defined benefit pension plans was $41.3 million and $36.6 million at December 31, 2005 and 2004, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 were $49.6 million, $41.3 million and $36.6 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 were $43.6 million, $36.6 million and $34.6 million, respectively.
     The accumulated benefit obligation for the Company’s foreign defined benefit pension plans was $25.8 million and $24.2 million at December 31, 2005 and 2004, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 were $25.1 million, $22.3 million and $3.7 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 were $19.6 million, $18.1 million and $.7 million, respectively. Although the proceeds of certain insurance contracts related to the Company’s foreign plans could be used to partially offset pension commitments, the values of these contracts are not included in the Company’s plan asset totals shown above.
37 /ATR
2005 Form 10-K

Assumptions:

	Domestic Plans		Foreign Plans

	2005	2004	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.40%	5.50%	4.00%	5.00%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.50%	5.90%	5.00%	5.35%
Expected long-term return on plan assets	7.00%	7.50%	6.00%	6.20%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%
     The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
     In order to determine the 2006 net periodic benefit cost, the Company expects to use the December 31, 2005 discount rate, rate of compensation increase assumptions and the expected long-term return on domestic and foreign plan assets. The estimated effect of using these assumptions will be an increase of approximately $1 million to the Company’s total net periodic benefit cost.
     The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

Plan Assets:

	Domestic Plan Assets		Foreign Plan Assets
	at December 31,		at December 31,

	2005	2004	2005	2004
Equity securities	59%	66%	41%	42%
Fixed income securities	41%	34%	54%	53%
Real estate	—	—	5%	5%

Total	100%	100%	100%	100%

     The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2006 is 60% equity securities and 40% fixed income securities. The foreign plan target allocation for 2006 is 42% equity securities, 53% fixed income securities and 5% real estate.
CONTRIBUTIONS
Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally equal to the minimum funding amounts required by ERISA. The Company contributed approximately $2.1 million to its domestic defined benefit plans in 2005 and expects to contribute approximately $2 million in 2006. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws. The Company contributed approximately $1.4 million to its foreign defined benefit plan in 2005 and expects to contribute approximately $1.6 million in 2006.
38 /ATR
2005 Form 10-K

ESTIMATED FUTURE BENEFIT PAYMENTS
As of December 31, 2005, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2006	$1,442	$986
2007	1,921	907
2008	2,060	1,082
2009	3,012	1,081
2010	3,606	1,645
2011 – 2015	25,665	9,500
OTHER PLANS
The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan was $1.5 million and $1.3 million at December 31, 2005 and 2004, respectively. This amount is included in the liability for domestic plans shown above.
     The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. Total contributions made by the Company for this plan were approximately $1.5 million for the year ended December 31, 2005, and approximately $1.4 million for each of the years ended December 31, 2004 and 2003.
     The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2005, 2004, and 2003, total contributions made by the Company for these plans were approximately $.7 million, $.3 million and $.2 million, respectively.
     The Company has no additional postretirement or postemployment benefit plans.
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
     As of December 31, 2005, the Company has recorded the fair value of derivative instruments of $1.5 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2005 since there was no hedge ineffectiveness.
CASH FLOW HEDGES
The Company did not use any cash flow hedges in 2005, 2004 or 2003.
HEDGE OF NET INVESTMENTS IN FOREIGN OPERATIONS
A significant number of the Company’s operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company’s foreign entities. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company’s financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect. The
39 /ATR
2005 Form 10-K

Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.
OTHER
As of December 31, 2005, the Company has recorded the fair value of foreign currency forward exchange contracts of $317 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2005 had an aggregate contract amount of $71.3 million.
NOTE 10    CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     The Company has received a ruling in its favor in a patent litigation case in Europe for which it is a plaintiff. The defendant has appealed and no judgment amount has officially been awarded. The Company has not recorded a gain contingency, as the amount of the judgment is unknown and difficult to estimate.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. Because of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2005.
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
NOTE 12    STOCK REPURCHASE PROGRAM
The Company repurchased 1.2 million shares of its outstanding common stock in each of the years 2005 and 2004 at a total cost of $61.1 million and $55.5 million in 2005 and 2004, respectively. The Company has a remaining authorization at December 31, 2005 to repurchase 1.1 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.
NOTE 13    STOCK BASED COMPENSATION
At December 31, 2005, the Company has fixed stock-based compensation plans. The weighted-average fair value of stock options granted under the Stock Awards Plans was $15.47, $14.41 and $11.04 per share in 2005, 2004 and 2003, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Stock Awards Plans:
Dividend Yield	1.4%	.7%	.7%
Expected Stock Price Volatility	27.2%	27.0%	29.9%
Risk-free Interest Rate	4.0%	4.5%	3.7%
Expected Life of Option (years)	7.0	7.0	7.0
40 /ATR
2005 Form 10-K

     The fair value of stock options granted under the Director Stock Option Plans in 2005 and 2003 was $16.60 and $12.14 per share, respectively. There were no grants in the Director Stock Option Plans in 2004. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Director Stock Option Plans:
Dividend Yield	1.2%	—	.8%
Expected Stock Price Volatility	26.9%	—	29.4%
Risk-free Interest Rate	4.1%	—	3.4%
Expected Life of Option (years)	7.0	—	7.0
     Under the Stock Awards Plans, the Company may grant stock options, stock appreciation rights, restricted stock and other stock awards to employees. The combined maximum number of shares, authorized under these plans, is 8 million. Options granted under these plans become exercisable annually over a three year period and expire ten years after the grant date. Director Stock Option Plans provide for the award of stock options to non-employee Directors who have not previously been awarded options. The maximum number of shares authorized under these plans is 320 thousand. Under these plans, 2,000 of the total shares granted became exercisable on the six month anniversary of the grant date and an additional 2,000 of the total shares granted became exercisable on each annual anniversary of the grant date. These grants expire ten years after the grant date.
     A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below:

	Stock Awards Plans		Director Stock Option Plans

		Option Price		Option Price
	Shares	Per Share	Shares	Per Share
Outstanding, December 31, 2002	3,473,444	$9.19 - $33.27	100,000	$9.19 - $34.40
Granted	597,550	$30.25 - $37.63	4,000	$35.02
Exercised	(445,366)	$9.19 - $30.25	(20,000)	$9.19 - $27.38
Canceled	(34,928)	$9.19 - $30.25	—

Outstanding, December 31, 2003	3,590,700	$10.31 - $37.63	84,000	$9.19 - $35.02
Granted	600,500	$40.12 - $42.42	—
Exercised	(548,470)	$10.31 - $33.27	(13,000)	$20.88 - $34.40
Canceled	(18,016)	$22.75 - $40.12	—

Outstanding, December 31, 2004	3,624,714	$13.38 - $42.42	71,000	$20.88 - $35.02
Granted	605,100	$48.50	56,000	$51.33
Exercised	(508,509)	$13.38 - $40.12	(10,000)	$34.40
Canceled	(12,899)	$13.38 - $48.50	—

Outstanding, December 31, 2005	3,708,406	$16.81 - $48.50	117,000	$20.88 - $51.33

Options Exercisable:
December 31, 2003	2,467,575		70,000
December 31, 2004	2,454,235		71,000
December 31, 2005	2,513,939		75,000
Available For Future Grants:
December 31, 2003	747,411		28,000
December 31, 2004	2,134,688		80,000
December 31, 2005	1,538,395		24,000
41 /ATR
2005 Form 10-K

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Year Granted	at Year-End	Life	Price	at Year-end	Price
Stock Awards Plans:
1996	5,168	0.1	$18.00	5,168	$18.00
1997	108,200	1.1	16.92	108,200	16.92
1998	306,920	2.1	24.91	306,920	24.91
1999	348,017	3.1	27.19	348,017	27.19
2000	343,944	4.1	22.76	343,944	22.76
2001	345,286	5.1	28.07	345,286	28.07
2002	495,315	6.1	29.91	495,315	29.91
2003	559,023	7.1	30.30	365,069	30.30
2004	593,133	8.4	40.13	196,020	40.13
2005	603,400	9.1	48.50	—	—

	3,708,406	6.1	$32.73	2,513,939	$27.96

Director Stock Option Plans:
1997	16,000	1.4	$20.88	16,000	$20.88
1998	6,000	2.4	32.38	6,000	32.38
1999	4,000	3.4	29.50	4,000	29.50
2001	31,000	5.4	34.40	31,000	34.40
2003	4,000	7.4	35.02	4,000	35.02
2005	56,000	9.4	51.33	14,000	51.33

	117,000	6.6	$40.40	75,000	$34.28

     Restricted stock awards totaling 3,158 shares at a fair market value of $49.15 per share in 2005, 7,150 shares at a fair market value of $41.40 per share in 2004 and 30,276 shares at a fair market value of $26.51 per share in 2003 were issued under the Stock Awards Plans. Compensation expense for the vesting of these restricted stock awards was $433 thousand for 2005 and $500 thousand for the years 2004 and 2003. These shares vest equally over three years and do not have voting or dividend rights prior to vesting. Amounts available for future stock option grants under the Stock Awards Plans have been reduced by restricted stock awards.
NOTE 14 — REDEPLOYMENT PROGRAM
     The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the three year period and primarily relate to employee severance costs. Approximately $3.7 million of such charges before tax and $2.5 million after-tax or approximately $.07 per diluted share were recorded in 2005. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of December 31, 2005. All charges related to the Redeployment Program are included in Cost of Sales in the income statement.

		Charges For
	Beginning Reserve	The Year		Ending Reserve
	At 01/01/05	Ended 12/31/05	Cash Paid	At 12/31/05
Employee severance	$—	$3,564	$(1,241)	$2,323
Other costs	—	154	(154)	—

Totals	$—	$3,718	$(1,395)	$2,323

42 /ATR
2005 Form 10-K

NOTE 15    EARNINGS PER SHARE
The reconciliation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Year Ended December 31, 2005
Basic EPS
Income available to common stockholders	$100,034	35,188	$2.84
Effect of Dilutive Securities
Stock options		980
Restricted stock	—	9

Diluted EPS
Income available to common stockholders	$100,034	36,177	$2.77

For the Year Ended December 31, 2004
Basic EPS
Income available to common stockholders	$93,287	36,196	$2.58
Effect of Dilutive Securities
Stock options		945
Restricted stock	—	16

Diluted EPS
Income available to common stockholders	$93,287	37,157	$2.51

For the Year Ended December 31, 2003
Basic EPS
Income available to common stockholders	$79,679	36,119	$2.21
Effect of Dilutive Securities
Stock options		748
Restricted stock	—	34

Diluted EPS
Income available to common stockholders	$79,679	36,901	$2.16

NOTE 16 — SEGMENT INFORMATION
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
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business units and allocates resources based upon earnings before interest expense and interest income, corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”). The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.
43 /ATR
2005 Form 10-K

Financial information regarding the Company’s reportable segments is shown below:

			Corporate
Years Ended December 31,	Dispensing Systems	SeaquistPerfect	and Other	Totals
Total Revenue:
2005	$1,147,394	$241,453	$—	$1,388,847
2004	1,092,412	213,947	$—	1,306,359
2003	928,887	193,813	—	1,122,700

Less: Intersegment Sales:
2005	$2,274	$6,564	$—	$8,838
2004	3,235	6,516	—	9,751
2003	2,522	5,489	—	8,011

Net Sales:
2005	$1,145,120	$234,889	$—	$1,380,009
2004	1,089,177	207,431	—	1,296,608
2003	926,365	188,324	—	1,114,689

Segment Income:
2005	$153,163	$21,143	$(19,495)	$154,811
2004	142,623	18,089	(17,778)	142,934
2003	125,911	15,482	(15,972)	125,421

Total Assets:
2005	$1,073,858	$208,775	$ 74,686	$1,357,319
2004	1,053,265	171,881	148,880	1,374,026
2003	961,661	149,051	153,631	1,264,343

Depreciation and Amortization:
2005	$79,467	$18,255	$1,520	$99,242
2004	76,518	16,424	1,551	94,493
2003	69,919	15,177	755	85,851

Capital Expenditures:
2005	$77,326	$26,771	$331	$104,428
2004	95,987	23,350	408	119,745
2003	60,289	15,384	1,596	77,269
Reconciliation of Segment Income, and depreciation and amortization to consolidated totals is as follows:

	2005	2004	2003
Income Before Income Taxes:
Total Segment Income for reportable segments	$154,811	$142,934	$125,421
Acquired R&D expense(1)	—	—	(1,250)
Redeployment program(1)	(3,718)	—	—
Interest expense, net	(9,140)	(5,757)	(6,901)

Income before income taxes	$141,953	$137,177	$117,270

(1)	Acquired R&D costs and Redeployment Program related costs are associated with the Dispensing Systems segment. Management evaluates the segment profitability excluding these costs and therefore these unusual costs are shown as reconciling items to the consolidated totals.
44 /ATR
2005 Form 10-K

GEOGRAPHIC INFORMATION
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net Sales to Unaffiliated Customers(1):
United States	$419,178	$391,279	$345,624
Europe:
France	340,101	329,870	276,755
Germany	213,505	217,324	189,094
Italy	120,896	124,130	109,776
Other Europe	155,361	123,605	97,449

Total Europe	829,863	794,929	673,074
Other Foreign Countries	130,968	110,400	95,991

Total	$1,380,009	$1,296,608	$1,114,689

	2005	2004	2003
Long-Lived Assets:
United States	$206,028	$208,279	$221,465
Europe:
France	211,404	161,318	145,791
Germany	137,447	162,599	138,886
Italy	75,838	84,752	77,866
Other Europe	82,161	63,482	49,728

Total Europe	506,850	472,151	412,271
Other Foreign Countries	36,373	29,559	28,036

Total	$749,251	$709,989	$661,772

(1)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

	2005	2004	2003
Product Net Sales Information:
Pumps	$752,976	$726,166	$645,596
Closures	346,614	289,490	251,627
Valves	201,278	180,674	158,340
Other	79,141	100,278	59,126

Total	$1,380,009	$1,296,608	$1,114,689

     No single customer represents 10% or more of either of the Company’s reportable segment’s net sales.
NOTE 17 – ACQUIRED RESEARCH AND DEVELOPMENT CHARGE
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
NOTE 18 – RELATED PARTY TRANSACTIONS
In 2004, the Company purchased manufacturing facilities and land for the fair market value of approximately $16 million. The manufacturing facilities were previously owned by a general manager of one of the Company’s subsidiaries. Ownership of the property was transferred to the Company and the previous lease agreement was terminated. Prior to the transfer, annual rental expenses under the provisions of the lease during 2004 and 2003 were approximately $1.3 million and $1.1 million, respectively.
45 /ATR
2005 Form 10-K

NOTE 19 – ACQUISITIONS
During the first quarter of 2005, the Company acquired 100% of voting equity interest of EP Spray Systems SA (“EP Spray”) for approximately $30 million in cash. No debt was assumed in the transaction. EP Spray is a Swiss company that manufactures aerosol valves with bag-on-valve technology. This technology expands the Company’s aerosol valve product offerings. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of approximately $22 million was recorded in the acquisition. EP Spray’s annual revenues are approximately $15 million. The consolidated income statement includes the results of operations of EP spray from February 28, 2005, the date of the acquisition.
     In August 2005, the Company purchased the remaining 20% of a consolidated subsidiary, Seaquist de Mexico, it did not previously own for $1 million. Seaquist de Mexico manufactures plastic injection molded dispensing closures for the North American market. No goodwill was recorded in the transaction.
     In October 2005 the Company acquired MBF Développement SAS and related companies (“MBF”). MBF, located in France, is a leading designer and manufacturer of decorative packaging components primarily for the high end of the fragrance/cosmetic market. MBF’s technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components. The purchase price was approximately $53 million, including approximately $43 million in cash and $10 million in assumed debt. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of approximately $24 million was recorded in the acquisition. MBF’s annual revenues are approximately $52 million. The consolidated income statement includes the results of operations of MBF from October 3, 2005, the date of the acquisition.
     In November 2005, the Company purchased the remaining 50% of a previously non-consolidated subsidiary, AirlesSystems SAS, (“Airless”) it did not already own for $17 million. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of approximately $7 million was recorded in the acquisition. Airless annual revenues are approximately $34 million. The consolidated income statement includes 50% of the results of operations of Airless through November 2005 and 100% thereafter.
NOTE 20 – SUBSEQUENT EVENT
On February 6, 2006, the Company acquired the assets of dispensing closures maker CCL Dispensing Systems, LLC for approximately $21 million in cash. No debt was assumed in the transaction. CCL Dispensing is located in Libertyville, Illinois. CCL Dispensing’s annual revenues are approximately $22 million.
46 /ATR
2005 Form 10-K

NOTE 21 – QUARTERLY DATA (UNAUDITED)
Quarterly results of operations and per share information for the years ended December 31, 2005 and 2004 are as follows:

	Quarter
					Total
	First	Second	Third	Fourth	for Year
Year Ended December 31, 2005:
Net sales	$343,999	356,112	341,084	338,814	$1,380,009
Gross profit (1)	86,598	92,801	91,946	88,105	359,450
Net income	22,068	29,324	24,930	23,712	100,034
Per Common Share – 2005:
Net income
Basic	$.62	.83	.71	.68	$2.84
Diluted	.60	.81	.69	.66	2.77
Dividends declared	.15	.15	.20	.20	.70
Stock price high (2)	54.89	54.87	52.10	55.48	55.48
Stock price low (2)	47.28	47.00	47.11	47.60	47.00
Average number of shares outstanding:
Basic	35,639	35,226	34,988	34,903	35,188
Diluted	36,773	36,321	36,010	35,935	36,177
Year Ended December 31, 2004:
Net sales	$315,603	$311,844	$325,893	$343,268	$1,296,608
Gross profit (1)	80,558	82,762	84,841	89,992	338,153
Net income	21,235	22,782	25,257	24,013	93,287
Per Common Share – 2004:
Net income
Basic	$.58	$.62	$.70	$.67	$2.58
Diluted	.57	.61	.68	.65	2.51
Dividends declared	.07	.07	.15	.15	.44
Stock price high (2)	42.00	44.20	46.90	54.89	54.89
Stock price low (2)	36.71	37.60	40.91	44.10	36.71
Average number of shares outstanding:
Basic	36,402	36,527	36,107	35,754	36,196
Diluted	37,355	37,462	37,179	36,940	37,157

(1)	Gross profit is defined as net sales less cost of sales and depreciation.
(2)	The stock price high and low amounts are based upon the intra-day New York Stock Exchange composite price history.
47 /ATR
2005 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AptarGroup, Inc.:
We have completed integrated audits of AptarGroup, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded EP Spray Systems SA, MBF Developpement SAS, and AirlessSystems SAS (“the Acquired Companies”) from its assessment of internal control over financial reporting as of December 31, 2005 because the Acquired Companies were acquired by the Company in purchase business combinations during 2005. We have also excluded the Acquired Companies from our audit of internal
48 /ATR
2005 Form 10-K

control over financial reporting as of December 31, 2005. Each of the Acquired Companies are wholly-owned subsidiaries of AptarGroup, Inc. whose total assets and total revenues represent 1.4%, 5.4%, and 2.1% and 0.9%, 0.9%, and 0.2% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2006
49 /ATR
2005 Form 10-K

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has excluded the businesses of EP Spray Systems SA, MBF Développement SAS and related companies, and AirlesSystems SAS, from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. These businesses are wholly-owned subsidiaries of the Company, the total assets of which represent 1.4%, 5.4% and 2.1%, respectively, and whose total revenues represent 0.9%, 0.9% and 0.2%, respectively, of the related consolidated financial statement amounts as of December 31, 2005.The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein on pages 48 and 49.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
PART III
Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2006.
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to directors may be found under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2006 (the “2006 Proxy Statement”) and is incorporated herein by reference.
     Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report.
50 /ATR
2005 Form 10-K

     Information with respect to audit committee financial experts may be found under the caption “Audit Committee Report” in the 2006 Proxy Statement and is incorporated herein by reference.
     Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Election of Directors-Corporate Governance” in the 2006 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through a link on the Investor Relations page of our website (www.aptargroup.com).
     The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 11.     EXECUTIVE COMPENSATION
The information set forth under the headings “Election of Directors-Board Compensation” and “Executive Compensation” (other than “Compensation Committee Report on Executive Compensation” and “Performance Graph”) in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information set forth under the heading “Certain Transactions” in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to principal accountant fees and services may be found under the caption “Other Matters-Independent Auditor Fees” in the 2006 Proxy Statement. Such information is incorporated herein by reference.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:

	Description
1)	All Financial Statements
	The financial statements are set forth under Item 8 of this report on Form 10-K
	Consolidated Balance Sheets	24
	Consolidated Statements of Income	26
	Consolidated Statements of Cash Flows	27
	Consolidated Statements of Changes in Equity	28
	Notes to Consolidated Financial Statements	29
	Report of Independent Registered Public Accounting Firm	48
2)	II - Valuation and Qualifying Accounts	53
	All other schedules have been omitted because they are not applicable or not required

(b)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 54-56 of this report.
51 /ATR
2005 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 24th day of February 2006.

AptarGroup, Inc.
(Registrant)

By	/s/ Stephen J. Hagge

Stephen J. Hagge
Executive Vice President,
Chief Financial Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ King Harris King Harris	Chairman of the Board and Director	February 24, 2006

/s/ Carl A. Siebel Carl A. Siebel	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2006

/s/ Peter Pfeiffer Peter Pfeiffer	Vice Chairman of the Board and Director	February 24, 2006

/s/ Stephen J. Hagge Stephen J. Hagge	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	February 24, 2006

/s/ Alain Chevassus Alain Chevassus	Director	February 24, 2006

/s/ Rodney L. Goldstein Rodney L. Goldstein	Director	February 24, 2006

/s/ Ralph Gruska Ralph Gruska	Director	February 24, 2006

/s/ Leo A. Guthart Leo A. Guthart	Director	February 24, 2006

/s/ Prof. Dr. Robert W. Hacker Prof. Dr. Robert W. Hacker	Director	February 24, 2006

/s/ Dr. Joanne C. Smith Dr. Joanne C. Smith	Director	February 24, 2006
52 /ATR
2005 Form 10-K

AptarGroup, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003
Dollars in Thousands

	Balance at	Charged to		Additions to/	Balance
	Beginning	Costs and		(Deductions) from	at End of
	of Period	Expenses	Acquisition	Reserve(a)	Period
2005
Allowance for doubtful accounts	$9,952	$1,197	$723	$(1,516)	$10,356
Inventory obsolescence reserve	21,368	2,438	408	(4,758)	19,456

2004
Allowance for doubtful accounts	$9,533	$1,466	$—	$(1,047)	$9,952
Inventory obsolescence reserve	17,122	5,333	—	(1,087)	21,368

2003
Allowance for doubtful accounts	$8,233	$1,772	$—	$(472)	$9,533
Inventory obsolescence reserve	14,842	704	—	1,576	17,122

(a)	Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments.
53 /ATR
2005 Form 10-K

INDEX TO EXHIBITS

Exhibit
Number	Description
3(i)	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3(i) to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and National City Bank, as rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation to the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1- 11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Multicurrency Credit Agreement dated as of February 27, 2004 among AptarGroup, Inc., and AptarGroup Holding SAS, the lenders party thereto, Societe General, New York Branch as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Keybank, National Association, and LaSalle Bank National Association as Co-Documentation Agents, and Bank of America, N.A. as Administrative Agent, filed as Exhibit 4.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 1-1846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1 (included as Appendix B to the Prospectus) to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the “Form S-1”), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2 (included as Appendix C to the Prospectus) to the Form S-1, is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.12	AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Supplementary Pension Plan – France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
54 /ATR
2005 Form 10-K

Exhibit
Number	Description
10.14	AptarGroup, Inc. Supplemental Retirement Plan dated January 1, 1994, filed as Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Managing Director Employment Agreement dated January 2, 1981 of Mr. Peter Pfeiffer, filed as Exhibit 10.4 to the Form S-1, is hereby incorporated by reference.**
10.16	Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Form S-1, is hereby incorporated by reference.**
10.17	Service Agreement dated April 22, 1993, between AptarGroup, Inc. and Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 to the 1993 10-K, is hereby incorporated by reference.**
10.18	First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the 1993 10-K, is hereby incorporated by reference.**
10.19	Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.8 to the 1993 10-K, is hereby incorporated by reference.**
10.20	Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit 10.10 to the 1993 10-K, is hereby incorporated by reference.**
10.21	Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Amendment No. 1 to Service Agreement dated January 1, 2000 of Carl A. Siebel, filed as Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Supplement to the pension scheme agreement dated October 16, 2001 pertaining to the pension plan between AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.25	Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
10.26	Amendment dated February 17, 2002 to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as exhibit 10.17 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.27	Amendment dated January 9, 2004 to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.28	Employment Agreement dated December 1, 2003 of Stephen J. Hagge, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.29	Employment Agreement dated December 1, 2003 of Patrick F. Doherty, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.30	Employment Agreement dated January 10, 2003 of Jacques Blanié, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.31	Employment Agreement dated January 19, 1989 of Jacques Blanié, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.32	Employment Agreement dated December 1, 2003 of Eric Ruskoski, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.33	Severance Agreement dated December 1, 2003 of Lawrence Lowrimore, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.34	Summary of Bonus Arrangements with Executive Officers filed as Exhibit 10.34 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
55 /ATR
2005 Form 10-K

Exhibit
Number	Description
10.35	Summary of Director Compensation filed as Exhibit 10.35 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.36	Description of Annual Bonuses for fiscal 2005 for Carl A. Sicbel, Peter Pfeiffer and Stephen J. Hagge, incorporated by reference from the disclosure contained in Item 1.01 of the Company’s Current Report on Form 8-K filed on February 10, 2006 (File No. 1-11846).**
21*	List of Subsidiaries.
23*	Consent of Independent Accountants.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.
56 /ATR
2005 Form 10-K