Form 10-Q
period 2006-03-31
APTARGROUP INC
filed 2006-05-08
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 1, 2006).

Common Stock	35,137,041

AptarGroup, Inc.
Form 10-Q
Quarter Ended March 31, 2006

 i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

Three Months Ended March 31,	2006	2005

Net Sales	$375,468	$343,999

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	253,786	232,478
Selling, research & development and administrative	62,370	51,640
Depreciation and amortization	26,913	25,532

	343,069	309,650

Operating Income	32,399	34,349

Other Income (Expense):
Interest expense	(3,810)	(2,738)
Interest income	911	815
Equity in results of affiliates	106	332
Minority interests	(46)	—
Miscellaneous, net	(513)	(305)

	(3,352)	(1,896)

Income Before Income Taxes	29,047	32,453

Provision for Income Taxes	9,237	10,385

Net Income	$19,810	$22,068

Net Income Per Common Share:
Basic	$.56	$.62

Diluted	$.55	$.60

Average Number of Shares Outstanding:
Basic	35,075	35,639
Diluted	36,246	36,773

Dividends Per Common Share	$.20	$.15

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2006	2005

Assets

Current Assets:
Cash and equivalents	$120,210	$117,635
Accounts and notes receivable, less allowance for doubtful accounts of $10,713 in 2006 and $10,356 in 2005	289,319	260,175
Inventories, net	193,245	184,241
Prepaid expenses and other current assets	49,671	43,240

	652,445	605,291

Property, Plant and Equipment:
Buildings and improvements	209,711	201,194
Machinery and equipment	1,096,069	1,058,684

	1,305,780	1,259,878
Less: Accumulated depreciation	(763,503)	(735,659)

	542,277	524,219
Land	12,854	12,601

	555,131	536,820

Other Assets:
Investments in affiliates	5,196	5,050
Goodwill	196,419	184,763
Intangible assets, net	17,437	16,927
Other non-current assets	6,436	8,468

	225,488	215,208

Total Assets	$1,433,064	$1,357,319

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2006	2005

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$118,598	$97,650
Current maturities of long-term obligations	5,553	4,453
Accounts payable and accrued liabilities	231,988	218,659

	356,139	320,762

Long-Term Obligations	141,580	144,541

Deferred Liabilities and Other:
Deferred income taxes	44,333	45,056
Retirement and deferred compensation plans	33,732	31,023
Deferred and other non-current liabilities	1,648	1,849
Commitments and contingencies	—	—
Minority interests	4,833	4,700

	84,546	82,628

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	389	386
Capital in excess of par value	177,686	162,863
Retained earnings	784,113	771,304
Accumulated other comprehensive income	41,879	24,289
Less treasury stock at cost, 3.7 million shares as of March 31, 2006 and December 31, 2005	(153,268)	(149,454)

	850,799	809,388

Total Liabilities and Stockholders’ Equity	$1,433,064	$1,357,319

See accompanying notes to consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Three Months Ended March 31,	2006	2005

Cash Flows From Operating Activities:
Net income	$19,810	$22,068
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	26,122	24,923
Amortization	791	609
Stock option based compensation	7,137	—
Provision for bad debts	442	104
Labor redeployment	(473)	—
Minority interests	46	—
Deferred income taxes	(2,556)	(607)
Retirement and deferred compensation plans	(496)	(1,753)
Equity in results of affiliates in excess of cash distributions received	(57)	(304)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(19,852)	(19,931)
Inventories	(4,204)	(9,029)
Prepaid and other current assets	(2,801)	(1,685)
Accounts payable and accrued liabilities	9,215	10,424
Income taxes payable	260	1,460
Other changes, net	(1,838)	5,562

Net Cash Provided by Operations	31,546	31,841

Cash Flows From Investing Activities:
Capital expenditures	(25,535)	(25,010)
Disposition of property and equipment	131	703
Intangible assets acquired	(994)	(257)
Acquisition of business	(21,315)	(29,774)
Collection of notes receivable, net	126	197

Net Cash Used by Investing Activities	(47,587)	(54,141)

Cash Flows From Financing Activities:
Proceeds from notes payable	20,617	17,374
Proceeds from long-term obligations	2,680	628
Repayments of long-term obligations	(4,658)	(934)
Dividends paid	(7,001)	(5,353)
Proceeds from stock options exercises	8,160	3,888
Purchase of treasury stock	(4,611)	(12,296)
Excess tax benefit from exercise of stock options	978	—

Net Cash Provided by Financing Activities	16,165	3,307

Effect of Exchange Rate Changes on Cash	2,451	(6,514)

Net Increase/(Decrease) in Cash and Equivalents	2,575	(25,507)
Cash and Equivalents at Beginning of Period	117,635	170,368

Cash and Equivalents at End of Period	$120,210	$144,861

Supplemental Non-cash Financing Activities:
Capital lease obligations	$—	100
See accompanying notes to consolidated financial statements.

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
          In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123(R) requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Also under the new standard, excess tax benefits related to issuance of equity instruments under share-based payment arrangements are considered financing instead of operating cash flow activities. The Company has adopted the modified prospective method of applying SFAS 123(R), which requires the recognition of compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated.
NOTE 2 — INVENTORIES
At March 31, 2006 and December 31, 2005, approximately 22% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component, consisted of:

	March 31,	December 31,
	2006	2005

Raw materials	$65,332	$65,644
Work-in-process	44,218	41,032
Finished goods	87,335	81,105

Total	196,885	187,781
Less LIFO Reserve	(3,640)	(3,540)

Total	$193,245	$184,241

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2005 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2005	$22,464	$145,749	$16,550	$184,763
Acquisitions (See Note 11)	—	—	9,473	9,473
Foreign currency exchange effects	488	1,411	284	2,183

Balance as of March 31, 2006	$22,952	$147,160	$26,307	$196,419

The table below shows a summary of intangible assets as of March 31, 2006 and December 31, 2005.

		March 31, 2006			December 31, 2005

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	15	$16,143	$(7,940)	$8,203	$15,079	$(7,471)	$7,608
License agreements and other	6	15,435	(6,730)	8,705	14,971	(6,171)	8,800

	11	31,578	(14,670)	16,908	30,050	(13,642)	16,408

Unamortized intangible assets:
Minimum pension liability		529	—	529	519	—	519

		529	—	529	519	—	519

Total intangible assets		$32,107	$(14,670)	$17,437	$30,569	$(13,642)	$16,927

          Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2006 and 2005 was $791 and $609, respectively.
          Estimated amortization expense for the years ending December 31 is as follows:

2006	$3,069
2007	3,046
2008	2,861
2009	2,339
2010	1,796
          Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2006.
NOTE 4 — COMPREHENSIVE INCOME/(LOSS)
AptarGroup’s total comprehensive income/(loss) was as follows:

Three Months Ended March 31,	2006	2005

Net income	$19,810	$22,068
Add: Foreign currency translation adjustments	17,609	(33,838)
Minimum pension liability adjustment (net of tax)	(19)	—

Total comprehensive income/(loss)	$37,400	$(11,770)

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended March 31,	2006	2005	2006	2005

Service cost	$987	$993	$330	$260
Interest cost	661	628	334	347
Expected return on plan assets	(604)	(604)	(139)	(117)
Amortization of prior service cost	1	1	18	26
Amortization of net loss	151	126	144	73

Net periodic benefit cost	$1,196	$1,144	$687	$589

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $2 million to its domestic defined benefit plans and approximately $1.6 million to its foreign defined benefit plans in 2006. As of March 31, 2006, the Company has contributed approximately $.2 million to its foreign plans and has not yet contributed to its domestic plans. The Company presently anticipates contributing an additional $1.4 million to fund its foreign plans and anticipates contributing approximately $2 million to its domestic plans for the remainder of 2006.
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
          As of March 31, 2006, the Company has recorded the fair value of derivative instruments of $1.2 million in other non-current assets with a corresponding increase to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2006 or 2005 since there was no hedge ineffectiveness.
CASH FLOW HEDGES
The Company did not use any cash flow hedges for the quarters ended March 31, 2006 or 2005.
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
OTHER
As of March 31, 2006, the Company has recorded the fair value of foreign currency forward exchange contracts of $29 thousand in accounts payable and accrued liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2006 had an aggregate contract amount of $65.2 million.

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
          Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2006.
NOTE 8 — STOCK REPURCHASE PROGRAM
During the quarter ended March 31, 2006, the Company repurchased 85.7 thousand shares for an aggregate amount of $4.6 million. As of March 31, 2006, the Company has outstanding authorizations to repurchase up to approximately 1.0 million shares. The timing of and total amount expended for the share repurchase depends upon market conditions.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	March 31, 2006		March 31, 2005
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$19,810	$19,810	$22,068	$22,068

Average equivalent shares
Shares of common stock	35,075	35,075	35,639	35,639
Effect of dilutive stock based compensation Stock options	1,168	—	1,129	—
Restricted stock	3	—	5	—

Total average equivalent shares	36,246	35,075	36,773	35,639

Net income per share	$.55	$.56	$.60	$.62

NOTE 10 — SEGMENT INFORMATION
Beginning with the first quarter of 2006, The Company is reporting new business segments that reflect AptarGroup’s realigned internal financial reporting structure. Prior period information has been conformed to the current presentation.
          The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. The Company is organized into three reporting segments. Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment. Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment. Operations that sell closures to each market served by AptarGroup form the Closures segment.
          The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”).

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2006	2005

Total Revenue:
Beauty & Home	$197,922	$180,942
Closures	105,729	95,153
Pharma	74,957	70,714
Other	226	329

Total Revenue	378,834	347,138

Less: Intersegment Sales:
Beauty & Home	$2,614	$1,835
Closures	241	408
Pharma	343	632
Other	168	264

Total Intersegment Sales	$3,366	$3,139

Net Sales:
Beauty & Home	$195,308	$179,107
Closures	105,488	94,745
Pharma	74,614	70,082
Other	58	65

Net Sales	$375,468	$343,999

Segment Income:
Beauty & Home	$16,633	$14,896
Closures	10,537	8,262
Pharma	17,063	16,264
Corporate & Other (1)	(12,287)	(5,046)

Income before interest and taxes	$31,946	$34,376
Interest expense, net	(2,899)	(1,923)

Income before income taxes	$29,047	$32,453

Depreciation and Amortization:
Beauty & Home	$15,986	$14,050
Closures	5,976	5,936
Pharma	4,463	5,055
Other	488	491

Depreciation and Amortization	$26,913	$25,532

Capital Expenditures:
Beauty & Home	$13,424	$14,218
Closures	9,586	5,095
Pharma	2,301	5,602
Other	224	95

Capital Expenditures	$25,535	$25,010

	March 31,	December 31,
	2006	2005

Total Assets:
Beauty & Home	$830,027	$790,147
Closures	289,048	259,104
Pharma	220,863	221,667
Other	93,126	86,401

Total Assets	$1,433,064	$1,357,319

(1)	Corporate & Other amount for 2006 includes $7.1 million relating to stock option expense.
NOTE 11 — ACQUISITIONS
During the first quarter of 2006, the Company acquired the net assets of CCL Dispensing Systems, LLC (“CCLDS”) for approximately $21.3 million in cash. No debt was assumed in the transaction. CCLDS is located in Libertyville, Illinois and produces primarily dispensing closures. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to Goodwill. Preliminary goodwill of approximately $9.5 million was recorded on the acquisition and is deductible for tax purposes. The condensed consolidated statement of income includes CCLDS’ results of operations from February 6, 2006, the date of the acquisition.

NOTE 12 — STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123(R) requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Also under the new standard, excess tax benefits related to issuance of equity instruments under share-based payment arrangements are considered financing instead of operating cash flow activities. The Company has adopted the modified prospective method of applying SFAS 123(R), which requires the recognition of compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated.
          Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards. Under APB 25, the Company only recorded stock-based compensation expense for restricted stock unit grants, which amounted to $.1 million in the first quarter of 2005 compared to $.2 million in the first quarter of 2006. Under APB 25, the Company was not required to recognize compensation expense for stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option based compensation in the prior year.

Three Months Ended March 31,	2005

Net income, as reported	$22,068
Deduct: Total stock option based compensation expense determined under fair value method for all awards, net of related tax effects	(1,276)

Pro forma net income	$20,792

Earnings per share:
Basic — as reported	$.62
Basic — pro forma	$.58
Diluted — as reported	$.60
Diluted — pro forma	$.57
          SFAS 123(R) upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs would be recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. For awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. Had we been using the non-substantive approach during the three months ended March 31, 2005, net income would have decreased by approximately $2.5 million ($.07 per share).
          The Company issues stock options and restricted stock units to employees under Stock Awards Plans approved by shareholders. Stock options are issued to non-employee directors for their services as directors under Director Stock Option Plans approved by shareholders. Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant. Restricted stock generally vests over three years.
          Compensation expense recorded attributable to stock options for the first quarter of 2006 was approximately $7.1 million ($4.6 million after tax), or $0.13 per share (basic and diluted). The income tax benefit related to this compensation expense was approximately $2.5 million. Approximately $6.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
          The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $16.09 and $15.47 per share in 2006 and 2005, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2006	2005

Dividend Yield	1.6%	1.4%
Expected Stock Price Volatility	24.8%	27.2%
Risk-free Interest Rate	4.3%	4.0%
Expected Life of Option (years)	7.0	7.0
There have been no grants under the Director Stock Option Plan during the first quarter of 2006.

A summary of option activity under the Company’s stock option plans as of March 31, 2006, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2006	3,708,406	$32.73	117,000	$40.40
Granted	609,000	54.02	—	—
Exercised	(265,564)	24.40	—	—
Forfeited or expired	(4,401)	29.40	—	—

Outstanding at March 31, 2006	4,047,441	$36.48	117,000	$40.40

Exercisable at March 31, 2006	2,638,308	$30.05	75,000	$34.28

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2006	6.6		6.3
Exercisable at March 31, 2006	5.3		4.8

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2006	$75,963	$1,737
Exercisable at March 31, 2006	$66,475	$1,572

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2006	$8,005	$—
March 31, 2005	$3,307	$118
          The fair value of shares vested during the three months ended March 31, 2006 and 2005 was $5.2 million and $4.2 million, respectively. Cash received from option exercises was approximately $8.2 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $1.3 million in the three months ended March 31, 2006. As of March 31, 2006, the remaining valuation of stock option awards to be expensed in future periods was $13.8 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.
     The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of March 31, 2006, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	18,015	$34.59
Granted	3,363	55.02
Vested	(13,194)	31.01

Nonvested at March 31, 2006	8,184	$48.75

     The fair value of units vested during the three months ended March 31, 2006 and 2005 was $409 and $357, respectively. The intrinsic value of units vested during the three months ended March 31, 2006 and 2005 was $749 and $791, respectively. As of March 31, 2006, there was $243 of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.2 years.
NOTE 13 — REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this three year plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the three year period and primarily relate to employee severance costs. Approximately $900 thousand of such charges before tax and $600 thousand after-tax or approximately $.02 per diluted share were recorded in the first quarter of 2006. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of March 31, 2006. All charges related to the Redeployment Program are included in Cost of Sales in the condensed consolidated statement of income.

		Charges For
	Beginning Reserve	The Three Months			Ending Reserve
	At 01/01/06	Ended 03/31/06	Cash Paid	FX Impact	At 03/31/06

Employee severance	$2,323	$680	$(1,213)	$60	$1,850
Other costs	—	229	(230)	1	—

Totals	$2,323	$909	$(1,443)	$61	$1,850

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Quarter Ended March 31,	2006	2005

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.6	67.6
Selling, research & development and administration	16.6	15.0
Depreciation and amortization	7.2	7.4

Operating Income	8.6	10.0
Other income (expense)	(.9)	(.6)

Income before income taxes	7.7	9.4

Net income	5.3%	6.4%

Effective Tax Rate	31.8%	32.0%

NET SALES
We recorded record net sales of $375.5 million for the quarter ended March 31, 2006, or 9% above first quarter 2005 net sales of $344.0 million. The U.S. dollar was stronger in the first quarter of 2006 versus the Euro compared to the same period a year ago. As a result, the stronger U.S. dollar negatively impacted the translation of our foreign denominated sales into U.S. dollars and reduced net sales by approximately 5%. Acquisitions made in 2005 and the first quarter of 2006, accounted for approximately $25.6 million of the $31.5 million increase in sales. Custom tooling sales increased by approximately $7.3 million in the first quarter of 2006 compared to the same period in 2005. Price increases, primarily related to material cost increases passed along to customers had a positive effect on net sales in the quarter. The changes in sales by reporting segment were as follows:
•
Sales of our products to the Beauty and Home segment increased a reported 9% in the first quarter 2006 compared to the same period a year ago. Changes in foreign currency rates negatively impacted sales by approximately 5%. Acquisitions accounted for 13% of the sales growth. Excluding the effects of foreign currency and acquisitions, sales increased 1% over the same period in the prior year.

•
Sales of our products to the Pharma segment increased a reported 6% in the first quarter 2006 compared to the same period a year ago. Changes in foreign currency rates negatively impacted sales by approximately 8% in the quarter.

•
Sales of our products to the Closures segment increased a reported 11% in the first quarter 2006 compared to the same period a year ago. Changes in foreign currency rates negatively impacted sales by approximately 3% in the first quarter 2006, while acquisitions accounted for 3% of the sales growth in the quarter. Excluding the effects of foreign currency and acquisitions, sales increased 11% over the same period in the prior year.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2006	% of Total	2005	% of Total

Domestic	$112,343	30%	$102,166	30%
Europe	229,479	61%	210,192	61%
Other Foreign	33,646	9%	31,641	9%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales remained constant at 67.6 % in the first quarter of 2006 compared to the same period a year ago. Our cost of sales percentage was negatively influenced by the following factors in 2006:
Rising Raw Material Costs. Raw material costs, in particular plastic resin costs in the U.S., continued to increase in the first quarter of 2006 over 2005. While the majority of this raw material price increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in the margin percentage.
Stock Option Expenses. Stock option expense of approximately $300 thousand was recorded beginning in the first quarter of 2006 due to the adoption of SFAS 123R.
Partially offsetting these negative factors were the following positive factors in 2006:
Strengthening of the U.S. Dollar. We are a net importer from Europe into the U.S. of products produced in Europe with costs denominated in Euros. As a result, when the U.S. dollar or other currencies strengthen against the Euro, products produced in Europe (with costs denominated in Euros) and sold in currencies that are stronger compared to the Euro, have a positive impact on cost of sales as a percentage of net sales.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $10.7 million in the first quarter of 2006 compared to the same period a year ago. Approximately $6.8 million of the increase relates to the expensing of stock options beginning in the first quarter of 2006 due to the adoption of SFAS 123R. Acquisitions accounted for approximately $3.0 million of the increase in SG&A in the quarter. Changes in currency rates had a positive impact of approximately $2.7 million in the quarter. SG&A as a percentage of net sales increased to 16.6% compared to 15.0% of net sales in the same period of the prior year primarily due to the expensing of stock options.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $1.4 million in the first quarter of 2006 to $26.9 million compared to $25.5 million in the first quarter of 2005. Changes in foreign currency rates positively impacted (less expense) depreciation and amortization by approximately $1.3 million. Acquisitions added approximately $3.0 million of additional depreciation and amortization expense in the quarter.
OPERATING INCOME
Operating income decreased approximately $2.0 million in the first quarter of 2006 to $32.4 million compared to $34.3 million in the same period in the prior year. The decrease is primarily due to $7.1 million (approximately 1.9% of sales) in stock option expense recorded in the quarter mostly offset by the increase in sales mentioned above. Operating income as percentage of net sales decreased to 8.6% in the first quarter 2006 compared to 10.0% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the first quarter of 2006 increased to $3.4 million from $1.9 million in the same period in the prior year primarily reflecting increased interest expense of $1.1 million. The increase in interest expense is due primarily to higher average interest rates and higher borrowing levels.
EFFECTIVE TAX RATE
The reported effective tax rate decreased slightly to 31.8% for the three months ended March 31, 2006 compared to 32.0% in the first quarter of 2005 due primarily to the expense of stock options in the U.S. as the U.S. effective rate is higher than our effective worldwide rate.
NET INCOME
We reported net income of $19.8 million in the first quarter of 2006 compared to $22.1 million in the first quarter of 2005.

BEAUTY & HOME SEGMENT
Beginning with the first quarter of 2006, we are reporting new business segments that reflect our realigned internal financial reporting structure. Prior period information has been conformed to the current presentation.
     Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

Three Months Ended March 31,	2006	2005

Net Sales	$195,308	$179,107
Segment Income (1)	16,633	14,896
Segment Income as a percentage of Net Sales	8.5%	8.3%
(1) Segment Income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.
          Net sales for the quarter ended March 31, 2006 increased 9% in the first quarter of 2006 to $195.3 million compared to $179.1 million in the first quarter of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted the sales increase. Net sales excluding changes in foreign currency exchange rates increased approximately 14% from the prior year. Acquisitions accounted for approximately $22.6 million or 13% of the sales increase. Sales excluding foreign currency changes and acquisitions to the personal care market increased approximately 5% in the first quarter of 2006 compared to the same period in the prior year, while sales to the fragrance/cosmetic market were flat and sales to the household market decreased approximately 6%.
          Segment Income in the first quarter of 2006 increased approximately 11.7% to $16.6 million compared to $14.9 million reported in the same period in the prior year. Acquisitions accounted for approximately $2.1 million of segment income in the quarter. This positive impact was offset by price reductions at selected fragrance accounts worldwide as well as the negative impacts coming from some underutilized fixed costs in Europe.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

Three Months Ended March 31,	2006	2005

Net Sales	$105,488	$94,745
Segment Income	10,537	8,262
Segment Income as a percentage of Net Sales	10.0%	8.7%
          Net sales for the quarter ended March 31, 2006 increased 11% in the first quarter of 2006 to $105.5 million compared to $94.7 million in the first quarter of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted the sales increase. Acquisitions accounted for approximately $3.0 million or 3% of the sales increase. Sales excluding foreign currency changes and acquisitions to the personal care market increased approximately 6% in the first quarter of 2006 compared to the same period in the prior year, while sales to the food/beverage market increased 33% and household decreased 12%.
          Segment Income in the first quarter of 2006 increased approximately 28% to $10.5 million compared to $8.3 million reported in the same period in the prior year. The increase in segment income is primarily derived from increased sales volumes in the quarter. The acquisition of the net assets of CCL Dispensing had an immaterial impact on segment income in the first quarter of 2006.
PHARMACEUTICAL SEGMENT
Operations that sell dispensing systems to the pharmaceutical market now form the Pharma segment.

Three Months Ended March 31,	2006	2005

Net Sales	$74,614	$70,082
Segment Income	17,063	16,264
Segment Income as a percentage of Net Sales	22.9%	23.2%

          Our net sales for the Pharmaceutical segment grew by 6% in the first quarter of 2006 to $74.6 million compared to $70.1 million in the first quarter of 2005. The strengthening U.S. dollar compared to the Euro negatively impacted the sales increase. Net sales excluding changes in foreign currency exchange rates increased approximately 14% from the prior year. An increase in tooling sales in the quarter contributed approximately $3.7 million of the sales increase. Increased selling prices to this market accounted for approximately $1.2 million of the increased sales.
          Segment Income in the first quarter of 2006 increased approximately five percent to $17.1 million compared to $16.3 million reported in the same period in the prior year but decreased slightly as a percentage of net sales. Higher tooling sales in the quarter which typically have lower margins than our product sales was the primary reason for the decrease in segment income as a percentage of sales.
FOREIGN CURRENCY
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our foreign exchange exposures principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a U.S. weakening dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.
QUARTERLY TRENDS
Our results of operations in the second half of the year typically are negatively impacted by customer plant shutdowns in the summer months in Europe and plant shutdowns in December. In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, recognition of equity based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents decreased to $120.2 million from $117.6 million at December 31, 2005. Total short and long-term interest bearing debt increased in the first quarter of 2006 to $265.7 million from $246.6 million at December 31, 2005. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) increased to approximately 15% compared to 14% as of December 31, 2005.
          In the first quarter of 2006, our operations provided approximately $31.5 million in cash flow compared to $31.8 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The slight decrease in cash flow is primarily attributable to an increase in working capital needs to support the growth in the business offset primarily by an increase in earnings before depreciation, amortization and non-cash stock option expense. During the first quarter of 2006, we utilized the majority of the operating cash flows to finance capital expenditures.
          We used $47.6 million in cash for investing activities during the first quarter of 2006, compared to $54.1 million during the same period a year ago. The decrease in cash used for investing activities is due primarily to $8.5 million less spent on acquisitions in the first quarter of 2006 compared to the prior year. The acquisition of the net assets of CCL Dispensing in 2006 was financed primarily with an increase in short-term borrowings. Cash outlays for capital expenditures for 2006 are estimated to be approximately $110 million.
          We received approximately $16.2 million in cash provided by financing activities in the first quarter of 2006 compared to $3.3 million in the first quarter of the prior year. The increase in cash provided from financing activities is due primarily to an increase of approximately $3.2 million in short term borrowings, an increase in proceeds from stock option exercises of $4.3 million combined with less cash spent on to buy back shares of our own common stock of $7.7 million.
          Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2006
Interest coverage ratio	At least 3.5 to 1	19 to 1
Debt to total capital ratio	Maximum of 55%	24%
          Based upon the above interest coverage ratio covenant, we could borrow additional debt up to a limit where interest expense would not exceed approximately $59 million. Actual interest expense for the past four quarters was approximately $13.2 million. Based upon the above debt to capital ratio covenant we would have the ability to borrow an additional $774 million before the 55% requirement would be exceeded.
          Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $120 million in cash and equivalents is located outside of the U.S. In 2005, we decided to repatriate in 2006 a portion (approximately $12 million) of non-U.S. subsidiary current year earnings. We provided for additional taxes of approximately $.6 million in 2005 for this repatriation.

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
          The Board of Directors declared a quarterly dividend of $.20 per share payable on May 19, 2006 to stockholders of record as of April 28, 2006.
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
ADOPTION OF ACCOUNTING STANDARDS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has performed a preliminary evaluation and determined that it currently does not have any embedded derivatives and as a result the adoption of this accounting pronouncement is not expected to have an impact on the financial results of the Company.
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires us to make judgments, estimates and assumptions regarding uncertainties that affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. Management bases its estimates on knowledge of our operations, markets in which we operate, historical trends, and other assumptions. Actual results could differ from these estimates under different assumptions or conditions.
          As discussed in Item 7, “Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management considers the Company’s policies on Impairment of Goodwill, Allowance for Doubtful Accounts, Valuation of Pension Benefits and Income Taxes on Undistributed Earnings of Foreign Subsidiaries to be the most important to the portrayal of AptarGroup’s financial condition and results of operations because they require the use of estimates, assumptions and the application of judgment.
          Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”. With the adoption of SFAS 123R, AptarGroup has added “Share-Based Compensation” as a critical accounting policy.
Share-Based Compensation
The Company has adopted the modified prospective method of applying SFAS 123(R) which requires the recognition of compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated.
          Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the service period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures at the date of grant based on the Company’s historical experience and future expectations.
          The Company uses the Black-Scholes option-valuation model to value stock options, which requires the input of subjective assumptions. These assumptions include the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s stock price, risk-free interest rate, the expected dividend yield and stock price. The expected term of the options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on historical volatility of the Company’s stock price. Dividend yield is management’s long-term estimate of annual dividends to be paid as a percentage of share price.
          For 2006, the impact of adopting SFAS 123R is expected to reduce our operating income by $13.3 million and our diluted earnings per share by $0.24. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense, and consequently, the related amounts recognized in the Condensed Consolidated Statement of Income.

OUTLOOK
We expect sales to continue to increase in the second quarter in spite of the potential negative impact expected from a continued stronger U.S. dollar relative to the Euro. In spite of continued pricing pressure, sales in the Beauty and Home segment are expected due primarily to the acquisitions in the fourth quarter of 2005. In addition, sales of high-end fragrance/cosmetic products are expected to improve due to a strong order book at the end of the first quarter. This may be somewhat offset by a softening in sales to the personal care market in the U.S. Sales in the Closures segment are also expected to increase over the prior year due partially to the full quarter impact of the acquisition of CCL Dispensing as well as increased volumes of the core products. Unit sales in the Pharma segment are expected to improve, but overall sales are expected to decline in the second quarter due to lower custom tooling sales and negative currency effects.
          Raw material costs are expected to continue to rise in the second quarter, in particular plastic resin costs and to a lesser degree metal costs. This may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.
          Stock option expense is expected to negatively impact diluted earnings per share by approximately $.04 per share in the second quarter.
          We anticipate that diluted earnings per share for the second quarter of 2006 will be in the range of $.70 to $.75 per share including the $.04 negative impact coming from stock option expenses, compared to $.81 per share in the prior year which included a $.09 per share positive impact from reduced income taxes related to research and development credits in the U.S. and tax law changes in Italy.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities. Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to South American and Asian currencies, among others. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect.
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
          The table below provides information as of March 31, 2006 about our forward currency exchange contracts. All the contracts expire before the end of the first quarter of 2007.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$29,619	1.2108
Swiss Francs/Euro	13,575	.6395
Canadian Dollars/Euro	6,968	.6764
Euro/British Pounds	2,048	.6905
U.S. Dollar/Euro	1,668	.8334
U.S. Dollar/Mexican Peso	1,622	10.8239
Euro/Japanese Yen	1,474	138.9017
Russian Ruble/Euro	1,127	.0298
Chinese Yuan/Japanese Yen	1,104	14.7951
U.S. Dollar/Indian Rupee	1,000	45.0350
Other	5,007

Total	$65,212

          As of March 31, 2006, we have recorded the fair value of foreign currency forward exchange contracts of $29 thousand in accounts payable and accrued liabilities in the balance sheet.
          At March 31, 2006, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 4.5% at March 31, 2006) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $.2 million assuming a tax rate of 32%. As of March 31, 2006, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.2 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2006 since there was no hedge ineffectiveness.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2006 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended March 31, 2006, the FCP Aptar Savings Plan (the “Plan”) purchased 400 shares of our Common Stock on behalf of the participants at an average price of $54.07 per share, for an aggregate amount of $21.6 thousand. At March 31, 2006, the Plan owns 6,500 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2006:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

1/1 — 1/31/06	0	$—	0	1,107,700
2/1 — 2/28/06	0	—	0	1,107,700
3/1 — 3/31/06	85,700	53.77	85,700	1,022,000
Total	85,700	$53.77	85,700	1,022,000
          On July 15, 2004, the Company announced that its Board of Directors authorized the company to repurchase two million shares of its outstanding common stock. There is no expiration date for this repurchase program.
ITEM 6. EXHIBITS
Exhibit 10.1 Summary of Bonus Arrangements for Executive Officers.
Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: May 8, 2006

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Summary of Bonus Arrangements for Executive Officers.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.