Form 10-Q
period 2006-06-30
APTARGROUP INC
filed 2006-08-01
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 27, 2006).
Common Stock          34,845,722

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2006

 i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	$398,625	$356,112	$774,093	$700,111

Operating Expenses:
Cost of sales
(exclusive of depreciation shown below)	268,518	238,641	522,304	471,119
Selling, research & development and administrative	58,087	51,060	120,457	102,700
Depreciation and amortization	28,250	25,282	55,163	50,814

	354,855	314,983	697,924	624,633

Operating Income	43,770	41,129	76,169	75,478

Other Income (Expense):
Interest expense	(3,897)	(3,026)	(7,707)	(5,764)
Interest income	830	747	1,741	1,562
Equity in results of affiliates	137	503	243	835
Minority interests	(86)	71	(132)	71
Miscellaneous, net	(422)	(533)	(935)	(838)

	(3,438)	(2,238)	(6,790)	(4,134)

Income Before Income Taxes	40,332	38,891	69,379	71,344

Provision for Income Taxes	12,664	9,567	21,901	19,952

Net Income	$27,668	$29,324	$47,478	$51,392

Net Income Per Common Share:
Basic	$0.79	$0.83	$1.35	$1.45

Diluted	$0.77	$0.81	$1.31	$1.41

Average Number of Shares Outstanding:
Basic	35,039	35,226	35,057	35,431
Diluted	35,861	36,321	36,189	36,526

Dividends Declared Per Common Share	$0.20	$0.15	$0.40	$0.30

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2006	2005

Assets

Current Assets:
Cash and equivalents	$121,897	$117,635
Accounts and notes receivable, less allowance for doubtful accounts of $11,374 in 2006 and $10,356 in 2005	318,290	260,175
Inventories, net	208,576	184,241
Prepaid expenses and other current assets	51,871	43,240

	700,634	605,291

Property, Plant and Equipment:
Buildings and improvements	226,270	201,194
Machinery and equipment	1,147,645	1,058,684

	1,373,915	1,259,878
Less: Accumulated depreciation	(813,136)	(735,659)

	560,779	524,219
Land	13,402	12,601

	574,181	536,820

Other Assets:
Investments in affiliates	5,434	5,050
Goodwill	202,090	184,763
Intangible assets, net	18,264	16,927
Other non-current assets	6,325	8,468

	232,113	215,208

Total Assets	$1,506,928	$1,357,319

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2006	2005

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$117,190	$97,650
Current maturities of long-term obligations	5,132	4,453
Accounts payable and accrued liabilities	255,911	218,659

	378,233	320,762

Long-Term Obligations	142,324	144,541

Deferred Liabilities and Other:
Deferred income taxes	42,635	45,056
Retirement and deferred compensation plans	37,304	31,023
Deferred and other non-current liabilities	1,429	1,849
Commitments and contingencies	—	—
Minority interests	5,173	4,700

	86,541	82,628

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	389	386
Capital in excess of par value	180,609	162,863
Retained earnings	804,752	771,304
Accumulated other comprehensive income	84,557	24,289
Less treasury stock at cost, 4.3 and 3.7 million shares as of June 30, 2006 and December 31, 2005	(170,477)	(149,454)

	899,830	809,388

Total Liabilities and Stockholders’ Equity	$1,506,928	$1,357,319

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Six Months Ended June 30,	2006	2005

Cash Flows From Operating Activities:
Net income	$47,478	$51,392
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	53,506	49,593
Amortization	1,657	1,221
Stock option based compensation	9,255	—
Provision for bad debts	891	207
Labor redeployment	(558)	—
Minority interests	132	(71)
Deferred income taxes	(4,202)	(5,640)
Retirement and deferred compensation plans	2,196	1,039
Equity in results of affiliates in excess of cash distributions received	(195)	(807)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(37,481)	(39,794)
Inventories	(12,690)	(10,747)
Prepaid and other current assets	(2,840)	(825)
Accounts payable and accrued liabilities	14,871	17,162
Income taxes payable	5,458	2,622
Other changes, net	(82)	7,552

Net Cash Provided by Operations	77,396	72,904

Cash Flows From Investing Activities:
Capital expenditures	(55,106)	(49,433)
Disposition of property and equipment	5,146	1,633
Intangible assets acquired	(1,924)	(718)
Acquisition of businesses	(21,315)	(29,345)
Collection of notes receivable, net	199	443

Net Cash Used by Investing Activities	(73,000)	(77,420)

Cash Flows From Financing Activities:
Proceeds from notes payable	19,055	21,078
Proceeds from long-term obligations	4,642	589
Repayments of long-term obligations	(6,639)	(1,997)
Dividends paid	(14,030)	(10,652)
Proceeds from stock options exercises	9,817	6,743
Purchase of treasury stock	(22,672)	(43,714)
Excess tax benefit from exercise of stock options	1,052	—

Net Cash (Used) by Financing Activities	(8,775)	(27,953)

Effect of Exchange Rate Changes on Cash	8,640	(14,373)

Net Increase/(Decrease) in Cash and Equivalents	4,261	(46,842)
Cash and Equivalents at Beginning of Period	117,635	170,368

Cash and Equivalents at End of Period	$121,897	$123,526

Supplemental Non-cash Financing Activities:
Capital lease obligations	$1,780	100
See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms “AptarGroup” or “Company” as used herein refer to AptarGroup, Inc. and its subsidiaries.
     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
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
NOTE 2 — INVENTORIES
At June 30, 2006 and December 31, 2005, approximately 22% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	June 30,	December 31,
	2006	2005

Raw materials	$76,929	$65,644
Work in progress	47,804	41,032
Finished goods	87,783	81,105

Total	212,516	187,781
Less LIFO Reserve	(3,940)	(3,540)

Total	$208,576	$184,241

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2005 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2005	$22,464	$145,749	$16,550	$184,763
Acquisitions (See Note 11)	—	—	9,473	9,473
Foreign currency exchange effects	1,682	5,211	961	7,854

Balance as of June 30, 2006	$24,146	$150,960	$26,984	$202,090

The table below shows a summary of intangible assets as of June 30, 2006 and December 31, 2005.

		June 30, 2006			December 31, 2005

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$16,623	$(8,699)	$7,924	$15,079	$(7,471)	$7,608
License agreements and other	7	17,387	(7,600)	9,787	14,971	(6,171)	8,800

	10	34,010	(16,299)	17,711	30,050	(13,642)	16,408

Unamortized intangible assets:
Minimum pension liability		553	—	553	519	—	519

		553	—	553	519	—	519

Total intangible assets		$34,563	$(16,299)	$18,264	$30,569	$(13,642)	$16,927

     Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2006 and 2005 was $866 and $612, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2006 and June 30, 2005 was $1,657 and $1,221, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2006	$3,322
2007	3,322
2008	2,937
2009	2,373
2010	1,720
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2006.
NOTE 4 — TOTAL COMPREHENSIVE INCOME/(LOSS)
AptarGroup’s total comprehensive income/(loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$27,668	$29,324	$47,478	$51,392
Add: Foreign currency translation adjustment	42,678	(45,695)	60,287	(79,533)
Minimum pension liability adjustment (net of tax)	—	—	(19)	—

Total comprehensive income/(loss)	$70,346	$(16,371)	$107,746	$(28,141)

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended June 30,

	Domestic Plans		Foreign Plans
	2006	2005	2006	2005

Service cost	$987	$899	$344	$251
Interest cost	661	568	348	336
Expected return on plan assets	(604)	(547)	(146)	(113)
Amortization of prior service cost	1	1	18	25
Amortization of net loss	151	114	149	70

Net periodic benefit cost	$1,196	$1,035	$713	$569

Six months ended June 30,

	Domestic Plans		Foreign Plans
	2006	2005	2006	2005

Service cost	$1,974	$1,892	$673	$511
Interest cost	1,322	1,196	682	683
Expected return on plan assets	(1,208)	(1,151)	(285)	(230)
Amortization of prior service cost	2	2	36	51
Amortization of net loss	302	240	294	143

Net periodic benefit cost	$2,392	$2,179	$1,400	$1,158

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $2 million to its domestic defined benefit plans and approximately $1.6 million to its foreign defined benefit plans in 2006. As of June 30, 2006, the Company has contributed approximately $.3 million to its foreign plans and has not yet contributed to its domestic plans. The Company presently anticipates contributing an additional $1.3 million to fund its foreign plans and anticipates contributing approximately $2.5 million to its domestic plans for the remainder of 2006.
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
     As of June 30, 2006, the Company recorded the fair value of derivative instrument of $750 thousand in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and six months ended June 30, 2006 or 2005 since there was no hedge ineffectiveness.
CASH FLOW HEDGES
The Company did not use any cash flow hedges in the quarter or six months ended ended June 30, 2006 or 2005.

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
OTHER
As of June 30, 2006, the Company recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaids and other current assets in the balance sheet. All forward exchange contracts outstanding as of June 30, 2006 had an aggregate contract amount of $72.4 million.
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
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2006.
NOTE 8 — STOCK REPURCHASE PROGRAM
During the quarter ended June 30, 2006, the Company repurchased 346 thousand shares for an aggregate amount of $18.1 million. As of June 30, 2006, the Company has outstanding authorizations to repurchase up to approximately 677 thousand shares. The timing of and total amount expended for the share repurchase depends upon market conditions.
     On July 19, 2006, the Company’s Board of Directors authorized the Company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for this repurchase program.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2006		June 30, 2005
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$27,668	$27,668	$29,324	$29,324

Average equivalent shares
Shares of common stock	35,039	35,039	35,226	35,226
Effect of dilutive stock based compensation
Stock options	821	—	1,089	—
Restricted stock	1	—	6	—

Total average equivalent shares	35,861	35,039	36,321	35,226

Net income per share	$0.77	$0.79	$0.81	$0.83

	Six months ended
	June 30, 2006		June 30, 2005
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$47,478	$47,478	$51,392	$51,392

Average equivalent shares
Shares of common stock	35,057	35,057	35,431	35,431
Effect of dilutive stock based compensation
Stock options	1,129	—	1,087	—
Restricted stock	3	—	7	—

Total average equivalent shares	36,189	35,057	36,526	35,431

Net income per share	$1.31	$1.35	$1.41	$1.45

NOTE 10 — SEGMENT INFORMATION
Beginning with the first quarter of 2006, the Company has been reporting new business segments that reflect AptarGroup’s realigned internal financial reporting structure. Prior period information has been conformed to the current presentation.
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
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”). These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies.
Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Total Sales:
Beauty & Home	$211,113	$178,024	$409,035	$358,966
Closures	109,731	102,148	215,460	197,301
Pharma	81,686	78,862	156,643	149,576
Other	386	337	612	666

Total Sales	402,916	359,371	781,750	706,509

Less: Intersegment Sales:
Beauty & Home	$3,530	$2,140	$6,144	$3,975
Closures	289	411	530	819
Pharma	225	470	568	1,102
Other	247	238	415	502

Total Intersegment Sales	$4,291	$3,259	$7,657	$6,398

Net Sales:
Beauty & Home	$207,583	$175,884	$402,891	$354,991
Closures	109,442	101,737	214,930	196,482
Pharma	81,461	78,392	156,075	148,474
Other	139	99	197	164

Net Sales	$398,625	$356,112	$774,093	$700,111

Segment Income:
Beauty & Home	$19,752	$15,585	$36,385	$30,481
Closures	12,186	12,349	22,723	20,611
Pharma	19,848	20,293	36,911	36,557
Corporate Expenses & Other (1)	(8,387)	(7,057)	(20,674)	(12,103)

Income before interest and taxes	$43,399	$41,170	$75,345	$75,546
Interest expense, net	(3,067)	(2,279)	(5,966)	(4,202)

Income before income taxes	$40,332	$38,891	$69,379	$71,344

Depreciation and Amortization:

Beauty & Home	$16,138	$14,165	$32,124	$28,215
Closures	6,395	5,975	12,371	11,911
Pharma	4,895	4,650	9,358	9,705
Other	822	492	1,310	983

Depreciation and Amortization	$28,250	$25,282	$55,163	$50,814

	June 30,	June 30,
	2006	2005

Capital Expenditures:
Beauty & Home	$33,196	$28,102
Closures	14,288	10,071
Pharma	4,881	11,072
Other	2,741	188

Capital Expenditures	$55,106	$49,433

	June 30,	December 31,
	2006	2005
Total Assets:
Beauty & Home	$875,474	$790,147
Closures	298,160	259,104
Pharma	241,061	221,667
Other	92,233	86,401

Total Assets	$1,506,928	$1,357,319

(1) Corporate Expenses & Other amount for the quarter and six months ended June 30, 2006 includes $2.1 million and $9.2 million, respectively, relating to stock option expense.
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
     Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards. Under APB 25, the Company only recorded stock-based compensation expense for restricted stock unit grants, which amounted to $.2 million in the first half of 2005 compared to $.3 million in the first half of 2006. Under APB 25, the Company was not required to recognize compensation expense for stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option based compensation in the prior year.

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net income, as reported	$29,324	$51,392
Deduct: Total stock option based compensation expense determined under fair value method for all awards, net of related tax effects	1,363	2,639

Pro forma net income	$27,961	$48,753

Earnings per share:
Basic — as reported	$.83	$1.45
Basic — pro forma	$.79	$1.38
Diluted — as reported	$.81	$1.41
Diluted — pro forma	$.77	$1.33
     SFAS 123(R) upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs would be recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. For awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. Had the Company been previously using the non-substantive approach, stock option expense net of related tax effects would have been lower by $.6 million ($.02 per share) for the quarter ended June 30, 2005 and would have been higher by approximately $2.0 million ($.05 per share) for the six months ended June 30, 2005.
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
     Compensation expense recorded attributable to stock options for the first half of 2006 was approximately $9.2 million ($6.0 million after tax), or $.17 per share (basic and diluted). The income tax benefit related to this compensation expense was approximately $3.2 million. Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $16.09 and $15.47 per share in 2006 and 2005, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2006	2005

Dividend Yield	1.6%	1.4%
Expected Stock Price Volatility	24.8%	27.2%
Risk-free Interest Rate	4.3%	4.0%
Expected Life of Option (years)	7.0	7.0
The fair value of stock options granted under the Director Stock Option Plans in 2006 and 2005 was $17.26 and $16.60 per share, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2006	2005

Dividend Yield	1.5%	1.2%
Expected Stock Price Volatility	24.8%	26.9%
Risk-free Interest Rate	5.1%	4.1%
Expected Life of Option (years)	7.0	7.0
A summary of option activity under the Company’s stock option plans as of June 30, 2006, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2006	3,708,406	$32.73	117,000	$40.40
Granted	609,000	54.02	6,000	54.36
Exercised	(315,314)	25.04	(2,000)	34.40
Forfeited or expired	(16,555)	40.32	(10,000)	39.96

Outstanding at June 30, 2006	3,985,537	$36.56	111,000	$41.31

Exercisable at June 30, 2006	2,783,558	$30.79	81,000	$37.37

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2006	6.3		6.4
Exercisable at June 30, 2006	5.2		5.5

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2006	$54,705		$1,040
Exercisable at June 30, 2006	$52,396		$1,040

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 31, 2006	$9,212		$36
June 30, 2005	$6,157		$118
     The fair value of shares vested during the six months ended June 30, 2006 and 2005 was $8.2 million and $7.0 million, respectively. Cash received from option exercises was approximately $9.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $1.7 million in the six months ended June 30, 2006. As of June 30, 2006, the remaining valuation of stock option awards to be expensed in future periods was $11.8 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.
     The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of June 30, 2006, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	18,015	$34.59
Granted	3,363	55.02
Vested	(13,194)	31.01

Nonvested at June 30, 2006	8,184	$48.75

     The fair value of units vested during the six months ended June 30, 2006 and 2005 was $409 thousand and $357 thousand, respectively. The intrinsic value of units vested during the six months ended June 30, 2006 and 2005 was $749 thousand and $790 thousand, respectively. As of June 30, 2006, there was $183 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.1 years.
NOTE 13 — REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this three year plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the three year period and primarily relate to employee severance costs. Approximately $.4 million and $1.4 million of such charges before tax and $.3 million and $1.0 million after-tax or approximately $0.01 and $0.03 per diluted share were recorded in the three and six months ended June 30, 2006, respectively. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of June 30, 2006. All charges related to the Redeployment Program are included in Cost of Sales in the condensed consolidated statement of income.

		Charges For
	Beginning Reserve	The Six Months			Ending Reserve
	At 01/01/06	Ended 06/30/06	Cash Paid	FX Impact	At 06/30/06

Employee severance	$2,323	$853	$(1,637)	$226	$1,765
Other costs	—	501	(524)	23	—

Totals	$2,323	$1,354	$(2,161)	$249	$1,765

NOTE 14 — SUBSEQUENT EVENTS
The Company has negotiated an amendment to its revolving credit facility (including a $50 million increase in the amount of the facility to $200 million) and refinanced $50 million of existing borrowings with private placement debt. Both of these activities were completed on July 31, 2006.
     On July 19, 2006, the Company’s Board of Directors authorized the Company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for this repurchase program.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.3	67.0	67.5	67.3
Selling, research & development and administration	14.6	14.4	15.6	14.7
Depreciation and amortization	7.1	7.1	7.1	7.2

Operating Income	11.0	11.5	9.8	10.8
Other income (expense)	(0.9)	(0.6)	(0.8)	(0.6)

Income before income taxes	10.1	10.9	9.0	10.2

Net income	6.9%	8.2%	6.1%	7.3%

Effective Tax Rate	31.4%	24.6%	31.6%	28.0%
NET SALES
Net sales for the quarter and six months ended June 30, 2006 were a record $398.6 million and $774.1 million, respectively, and represented increases of 12% and 11%, respectively, over the same periods a year ago. The U.S. dollar was relatively flat versus the Euro in the second quarter of 2006 compared to 2005, but was stronger for the six months ended June 30, 2006 compared to the same period a year ago. As a result, changes in exchange rates did not have a material impact in the quarter ended June 30, 2006, but did negatively impact sales growth by approximately 2% for the six months ended June 30, 2006. Sales from acquired companies accounted for approximately 7% of the increase in sales for the quarter and six months ended June 30, 2006. Price increases, primarily related to material cost increases passed along to customers, had a positive effect on net sales in the quarter and first half of 2006. The changes in sales by reporting segment were as follows:
•	Net sales by the Beauty and Home segment increased 18% and 13% for the three and six months ended June 30, 2006, respectively, compared to the same periods a year ago. Changes in foreign currency rates did not impact the quarterly sales, but negatively impacted sales for the first six months by approximately 2%. Acquisitions accounted for 12% of the sales growth for both the three and six months ended June 30, 2006. Excluding the effects of foreign currency and acquisitions, sales increased 6% and 3% for the three and six months ended June 30, 2006, respectively, compared to the same periods in the prior year.
•	Net sales by the Pharma segment increased 4% and 5% for the three and six months ended June 30, 2006, respectively, compared to the same periods a year ago. Changes in foreign currency rates did not impact the quarterly sales, but negatively impacted sales for the first six months by approximately 3%. Sales of tooling to customers decreased approximately $4.1 million and $.3 million for the three and six months ended June 30, 2006.
•	Net sales by the Closures segment increased approximately 8% and 9% for the three and six months ended June 30, 2006, respectively, compared to the same periods a year ago. Changes in foreign currency rates did not impact the quarterly sales, but negatively impacted sales for the first six months by approximately 1%. Acquisitions accounted for 5% of the sales growth for the three months ended June 30, 2006 and 4% of the sales growth for the six months ended June 30, 2006. Excluding the effects of foreign currency and acquisitions, sales increased approximately 3% and 6% for the three and six months ended June 30, 2006, respectively, compared to the same periods in the prior year.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total

Domestic	$119,004	30%	$111,169	31%	$231,347	30%	$213,335	30%
Europe	243,580	61%	213,389	60%	473,059	61%	423,582	61%
Other Foreign	36,041	9%	31,554	9%	69,687	9%	63,194	9%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased slightly to 67.3% in the second quarter of 2006 compared to 67.0% in the second quarter of 2005. Our cost of sales percentage was negatively influenced by the following factors in the second quarter of 2006:
Rising Raw Material Costs.  Raw material costs, in particular plastic resin costs in the U.S. and metal prices worldwide, continued to increase in the second quarter of 2006 compared to 2005. While the majority of the plastic resin raw material price increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in the margin percentage.
Stock Option Expenses.  Stock option expense of approximately $200 thousand for certain manufacturing employees was recorded in the second quarter of 2006 due to the adoption of SFAS 123R at the beginning of 2006.
Higher Compliance Costs For The Pharma Industry.  We incurred additional costs in our pharma segment due to more stringent quality standards on certain of our products. These costs include, among others, higher personnel-related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components.
Our cost of sales as a percent of net sales increased slightly to 67.5% in the first half of 2006 compared to 67.3% in the first half of 2005. Our cost of sale percentage was negatively influenced by the following factors in the first six months of 2006:
Rising Raw Material Costs.  Raw material costs, in particular plastic resin costs in the U.S. and metal prices worldwide, continued to increase in the first half of 2006 compared to 2005. While the majority of the plastic resin raw material price increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in the margin percentage.
Stock Option Expenses.  Stock option expense of approximately $500 thousand for certain manufacturing employees was recorded beginning in the first half of 2006 due to the adoption of SFAS 123R.
Higher Compliance Costs For The Pharma Industry.  We incurred additional costs in our pharma segment due to more stringent quality standards on certain of our products. These costs include among others, higher personnel-related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $7.0 million in the second quarter of 2006 compared to the same period a year ago. Approximately $1.9 million (or .5% of net sales) of the increase relates to the expensing of stock options beginning in 2006 due to the adoption of SFAS 123R for all administrative personnel. Acquisitions accounted for approximately $3.0 million of the increase in SG&A in the quarter. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales increased to 14.6% compared to 14.4% of net sales in the same period of the prior year primarily due to the expensing of stock options.
     SG&A increased by approximately $17.8 million in the first half of 2006 compared to the same period a year ago. Approximately $8.7 million (or 1.1% of net sales) of the increase relates to the expensing of stock options beginning in 2006 for all administrative personnel. Acquisitions accounted for approximately $6.2 million of the increase in SG&A during the first half of the year. Changes in foreign currency rates positively impacted (less expense) SG&A by approximately $2.8 million. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales increased to 15.6% compared to 14.7% of net sales in the same period of the prior year primarily due to the expensing of stock options.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $3.0 million in the second quarter of 2006 to $28.3 million compared to $25.3 million in the second quarter of 2005. Acquisitions accounted for approximately $2.4 million of additional depreciation and amortization expense in the quarter.
     Depreciation and amortization increased approximately $4.4 million in the first half of 2006 to $55.2 million compared to $50.8 million in the first half of 2005. Acquisitions accounted for approximately $5.5 million of additional depreciation and amortization expense compared to the prior year. Changes in foreign currency rates positively impacted (less expense) depreciation and amortization by approximately $1.3 million.

OPERATING INCOME
Operating income increased approximately $2.6 million in the second quarter of 2006 to $43.8 million compared to $41.1 million in the same period in the prior year. Acquisitions added approximately $2.5 million in operating income during the quarter which was offset by $2.1 million in stock option expense recorded in the quarter. The additional growth in operating income is primarily related to the increased sales and profitability of the Beauty and Home segment. Operating income as a percentage of net sales decreased to 11.0% in the second quarter of 2006 compared to 11.5% for the same period in the prior year.
     Operating income increased approximately $0.7 million in the first half of 2006 to $76.2 million compared to $75.5 million in the same period in the prior year. Acquisitions added approximately $4.7 million to operating income in the first half of the year, but this was more than offset by $9.2 million (or 1.2% of net sales) in stock option expense recorded in the first half of 2006. Increases in sales volumes is the primary reason for the overall net increase in operating income for the first half of the year. Operating income as a percentage of sales decreased to 9.8% in the first half of 2006 compared to 10.8% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the second quarter of 2006 increased to $3.4 million from $2.2 million in the same period in the prior year primarily reflecting increased interest expense of $0.9 million. The increase in interest expense is due primarily to higher average interest rates and higher borrowing levels. In addition, there was a reduction in income of affiliates of $0.4 million due to the acquisition in the fourth quarter of 2005 of a previously owned joint venture.
     Net other expenses for the six months ended June 30, 2006 increased to $6.8 million from $4.1 million in the same period in the prior year primarily reflecting increased interest expense of $1.9 million. The increase in interest expense is due primarily to higher average interest rates and higher borrowing levels. In addition, there was a reduction in income of affiliates of $0.6 million due to the acquisition in the fourth quarter of 2005 of a previously owned joint venture.
EFFECTIVE TAX RATE
The reported effective tax rate increased to 31.4% for the three months ended June 30, 2006 compared to 24.6% in the second quarter of 2005 due primarily to $3.2 million of tax benefits recorded in the prior year second quarter related to previous year research and development credits received and a special one-time Italian tax law policy change on previously issued government grants.
     The reported effective tax rate increased to 31.6% for the six months ended June 30, 2006 compared to 28.0% in the first half of 2005 due primarily to prior year tax benefits mentioned above.
NET INCOME
We reported net income of $27.7 million in the second quarter of 2006 compared to $29.3 million in the second quarter of 2005. The primary reason for the decrease is the tax benefits received in the prior year mentioned above as well as the stock option expense of $1.4 million after tax recorded in the second quarter of 2006. Net income for the six months ended June 30, 2006 was $47.5 million compared to $51.4 million for the first six months of the prior year. The decrease once again is due to the $3.1 million tax benefits received in the prior year mentioned above as well as approximately $6.0 million after tax in stock option expense recorded in the first half of 2006.
BEAUTY & HOME SEGMENT
Beginning with the first quarter of 2006, we have been reporting new business segments that reflect our realigned internal financial reporting structure. Prior period information has been conformed to the current presentation.
     Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	$207,583	$175,884	$402,891	$354,991
Segment Income (1)	19,752	15,585	36,385	30,481
Segment Income as a percentage of Net Sales	9.5%	8.9%	9.0%	8.6%
(1) Segment Income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended June 30, 2006 increased 18% in the second quarter of 2006 to $207.6 million compared to $175.9 million in the second quarter of the prior year. Acquisitions accounted for approximately $20.6 million or 12% of the sales increase. Changes in exchange rates did not impact sales during the quarter. Sales excluding acquisitions to the fragrance/cosmetic market were very strong in the quarter, growing nearly 12% compared to the second quarter of 2005, reflecting the success of our new sampling devices and strong demand for our pumps to the high end of the market. Sales excluding acquisitions to the personal care market increased approximately 7% in the second quarter of 2006 compared to the same period in the prior year, while sales to the household market decreased approximately 28% due primarily to a sluggish paint and automotive market combined with a conscious effort to reduce sales at lower margin accounts.
     Net sales for the first six months of 2006 increased 13% in the first six months of 2006 to $402.9 million compared to $355.0 million in the first six months of the prior year. Changes in foreign currency exchange rates negatively impacted the sales increase by approximately 2%. Acquisitions accounted for approximately $43.2 million or 12% of the sales increase. Sales excluding foreign currency changes and acquisitions to the personal care and fragrance/cosmetic market both increased approximately 6% in the first six months of 2006 compared to the same period in the prior year, while sales to the household market decreased approximately 17% primarily for the reasons mentioned above.
     Segment Income in the second quarter of 2006 increased approximately 27% to $19.8 million compared to $15.6 million reported in the same period in the prior year. Acquisitions accounted for approximately $1.8 million of segment income in the quarter. The remainder of the increase in segment income is due primarily to the significant increase in sales to the high-end of the fragrance/cosmetic market coming from the successful introduction of new products.
     Segment Income in the first six months of 2006 increased approximately 19% to $36.4 million compared to $30.5 million reported in the same period in the prior year. Acquisitions accounted for approximately $3.8 million of segment income in the first six months. The remainder of the increase is primarily due to the increased sales to the fragrance/cosmetic market mentioned above.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	$109,442	$101,737	$214,930	$196,482
Segment Income	12,186	12,349	22,723	20,611
Segment Income as a percentage of Net Sales	11.1%	12.1%	10.6%	10.5%
     Net sales for the quarter ended June 30, 2006 increased approximately 8% in the second quarter of 2006 to $109.4 million compared to $101.7 million in the second quarter of the prior year. Acquisitions accounted for approximately $5.1 million or 5% of the sales increase. Sales excluding acquisitions to the personal care market decreased approximately 3% in the second quarter of 2006 compared to the same period in the prior year, while sales to the food/beverage market increased 8% and sales to the household market increased 9%.
     Net sales for the first six months of 2006 increased approximately 9% in the first six months of 2006 to $214.9 million compared to $196.5 million in the first six months of the prior year. Changes in currencies rates had a 1% negative impact on the sales increase. Acquisitions accounted for approximately $8.1 million or 4% of the sales increase. Sales excluding foreign currency changes and acquisitions to the personal care market increased approximately 1% in the first six months of 2006 compared to the same period in the prior year, while sales to the food/beverage market increased 20% and sales to the household market decreased 2%.
     Segment Income in the second quarter of 2006 decreased approximately 1% to $12.2 million compared to $12.3 million reported in the same period in the prior year. The profit from increased sales volume was offset by higher research and development costs in the quarter. The acquisition of the net assets of CCL Dispensing had a $300 thousand positive impact on segment income in the second quarter of 2006.
     Segment Income in the first six months of 2006 increased approximately 10% to $22.7 million compared to $20.6 million reported in the same period of the prior year. The increase in segment income is primarily derived from increased sales volumes in the first six months. The acquisition of the net assets of CCL Dispensing had a $200 thousand positive impact on segment income in the first six months of 2006.

PHARMACEUTICAL SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales	$81,461	$78,392	$156,075	$148,474
Segment Income	19,848	20,293	36,911	36,557
Segment Income as a percentage of Net Sales	24.4%	25.9%	23.6%	24.6%
     Our net sales for the Pharmaceutical segment grew by 4% in the second quarter of 2006 to $81.5 million compared to $78.4 million in the second quarter of 2005. Increased selling prices to this market positively impacted the sales growth in the quarter. Sales of metering valves and unit dose products were strong during the quarter. Sales of tooling to customers decreased in the quarter by approximately $4.1 million due to a large sale of tooling to a particular customer in the second quarter of 2005.
     Our net sales for the Pharmaceutical segment grew by 5% in the first six months of 2006 to $156.1 million compared to $148.5 million in the first six months of 2005. Changes in foreign currency rates negatively impacted the sales growth by approximately 3% for the first half of 2006. Increased selling prices to this market positively impacted the sales growth in the first half of 2006. Sales of metering valves were strong during the first half of the year.
     Segment Income in the second quarter of 2006 decreased approximately 2% to $19.8 million compared to $20.3 million reported in the same period in the prior year. Quality issues and compliance related costs contributed significantly to the decrease in segment income.
     Segment Income in the first six months of 2006 increased approximately 1% to $36.9 million compared to $36.6 million reported in the same period in the prior year but decreased as a percentage of net sales. Once again higher quality-related costs and compliance related costs negatively impacted segment income in 2006.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $121.9 million from $117.6 million at December 31, 2005. Total short and long-term interest bearing debt increased in the first half of 2006 to $264.6 million from $246.6 million at December 31, 2005. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) remained constant at approximately 14% compared to December 31, 2005.
     In the first half of 2006, our operations provided approximately $77.4 million in cash flow compared to $72.9 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash flow is primarily attributable to an increase in earnings before depreciation, amortization and non-cash stock option expense. During the first half of 2006, we utilized the majority of the operating cash flows to finance capital expenditures and acquisitions.
     We used $73.0 million in cash for investing activities during the first half of 2006, compared to $77.4 million during the same period a year ago. The sum of capital expenditures ($55.1 million) and acquisition of businesses ($21.3 million) in the first half of 2006 was comparable to the sum of capital expenditures ($49.4 million) and acquisition of businesses ($29.3 million) spent in the first half of 2005. The acquisition of the net assets of CCL Dispensing in 2006 was financed primarily with an increase in short-term borrowings. Cash outlays for capital expenditures for 2006 are estimated to be approximately $110 million.
     We used approximately $8.8 million in cash from financing activities in the first half of 2006 compared to $28 million in cash used in the first half of the prior year. The decrease in cash used from financing activities is due primarily to a decrease of approximately $21.0 million in purchases of treasury stock in the first half of 2006 compared to the first half of 2005.
     Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2006
Interest coverage ratio	At least 3.5 to 1	18 to 1
Debt to total capital ratio	No more than 55%	23%
     Based upon the above interest coverage ratio covenant as of June 30, 2006, we could borrow additional debt up to a limit where interest expense would not exceed approximately $73.6 million. Actual interest expense for the past four quarters was approximately $14.1 million. Based upon the above debt to capital ratio covenant we would have the ability to borrow an additional $835 million before the 55% requirement would be exceeded.
     We have negotiated an amendment to our revolving credit facility (including a $50 million increase in the amount of the facility to $200 million) and refinanced $50 million of existing borrowings with private placement debt. Both of these activities were completed on July 31, 2006.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $121.9 million in cash and equivalents is located outside of the U.S. In 2005, we decided to repatriate in 2006 a portion of non-U.S. subsidiary current year earnings. Approximately $12.9 million was repatriated in the second quarter of 2006. We provided for additional taxes of approximately $.6 million in 2005 for this repatriation.
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
     On July 19, 2006, the Board of Directors declared an increase in the quarterly dividend from $0.20 per share to $0.22 per share payable on August 22, 2006 to stockholders of record as of August 1, 2006.
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
     For 2006, the impact of adopting SFAS 123R is expected to reduce our operating income by $13.3 million and our diluted earnings per share by $0.24. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense and, consequently, the related amounts recognized in the Condensed Consolidated Statement of Income.
OUTLOOK
We expect sales to continue to increase in the third quarter with sales by each of our business segments expecting to grow. Strong customer demand in the high-end sector of the fragrance/cosmetics market along with a continuing positive trend in the personal care market and the impact from companies acquired in the fourth quarter of 2005 are expected to drive sales in the Beauty and Home segment higher than the prior year. Sales in the Closures segment are also expected to increase over the prior year due partially to the full quarter impact of the acquisition of CCL Dispensing in the first quarter of 2006 as well as increased volumes of the core products. Sales in the Pharma segment are expected to improve despite more difficult quality compliance requirements.
     Raw material costs are expected to continue to rise in the third quarter in particular for metal components. This may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers or the supply of metal components becomes tight.
     Stock option expense is estimated to negatively impact diluted earnings per share by approximately $.04 per share in the third quarter.
     We anticipate that diluted earnings per share for the third quarter of 2006 will be in the range of $.74 to $.79 per share including the $.04 negative impact coming from stock option expenses, compared to $.69 per share in the prior year.
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
     The table below provides information as of June 30, 2006 about our forward currency exchange contracts. All the contracts expire before the end of the second quarter of 2007.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$31,888	1.2594
Swiss Francs/Euro	15,606	0.6447
Canadian Dollar/Euro	7,354	0.6763
Euro/Swiss Francs	6,578	1.5576
Euro/British Pound	2,446	0.6885
Euro/Japanese Yen	2,066	141.0400
Russian Ruble/Euro	1,343	0.0291
Chinese Yuan/Japanese Yen	1,223	14.1582
Other	3,900

Total	$72,404

     As of June 30, 2006, we have recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaids and other current assets in the balance sheet.
     At June 30, 2006, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 5.2% at June 30, 2006) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.2 million assuming a tax rate of 32%. As of June 30, 2006, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $750 thousand in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2006 since there was no hedge ineffectiveness.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended June 30, 2006, the Company implemented an enterprise resource planning system at an individually significant entity located in the United States. Consequently, the control environment has been modified at this location. Other than the change mentioned above, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2006 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

*  *   *   *   *   *
OTHER INFORMATION
PricewaterhouseCoopers LLP has advised the Company that, with respect to the review of the Company’s first quarter 2006 financial statements, PricewaterhouseCoopers LLP inadvertently failed to comply with the five-year rotation requirement for its concurring partner serving on the Company’s engagement. PricewaterhouseCoopers LLP has further advised the Company that, in light of the foregoing, PricewaterhouseCoopers LLP has assigned a new concurring partner and that such partner completed a subsequent review of the Company’s first quarter 2006 financial statements. The Audit Committee and PricewaterhouseCoopers LLP have each considered the foregoing violation of the five-year rotation requirement and determined that there has been no impairment of the independence of PricewaterhouseCoopers LLP. In making this determination, the Audit Committee considered that the new concurring partner has performed the reviewing responsibilities that were also performed by the prior concurring partner with respect to the Company’s first quarter 2006 financial statements, that there was no violation of the rotation requirement with respect to any audited financial statements or with respect to any unaudited financial statements other than those for the first quarter of 2006 and that PricewaterhouseCoopers LLP does not believe that its independence has been impaired.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended June 30, 2006, the FCP Aptar Savings Plan (the “Plan”) purchased 950 shares of our common stock on behalf of the participants at an average price of $51.61 per share, for an aggregate amount of $49 thousand. At June 30, 2006, the Plan owns 7,450 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2006:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

4/1 — 4/30/06	37,400	$52.39	37,400	984,600
5/1 — 5/31/06	168,600	52.34	168,600	816,000
6/1 — 6/30/06	139,500	52.16	139,500	676,500
Total	345,500	$52.28	345,500	676,500
     The Company announced the existing repurchase program on July 15, 2004. On July 19, 2006, the Company announced that its Board of Directors authorized the Company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for these repurchase programs.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held on May 3, 2006. A vote was taken by ballot for the election of four directors to hold office until the 2009 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

Nominee	For	Withheld	Broker Non-Votes

Stefan A. Baustert	31,225,224	154,978	-0-
Rodney L. Goldstein	30,715,282	664,920	-0-
Ralph Gruska	30,715,646	664,556	-0-
Dr. Leo A. Guthart	29,172,522	2,207,680	-0-
     Continuing as directors with terms expiring in 2007 are Alain Chevassus, Stephen J. Hagge and Carl A. Siebel. Continuing as directors with terms expiring in 2008 are King W. Harris, Peter H. Pfeiffer and Dr. Joanne C. Smith.
ITEM 5. OTHER INFORMATION
Credit Agreement
On July 31, 2006, AptarGroup, Inc. (for purposes of this Item 5, the “Company”) and AptarGroup Holding SAS (together with the Company, the “Borrowers”) entered into an Amended and Restated Multicurrency Credit Agreement (the “Credit Agreement”) by and among the Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
The Credit Agreement provides for a $200,000,000 five-year unsecured multi-currency revolving senior credit facility consisting of two tranches of loans. Pursuant to the terms of the Credit Agreement, the Company guarantees the obligations of AptarGroup Holding SAS under the Credit Agreement.
The Credit Agreement provides for an option to extend the credit facility for an additional year if requested by the Company during a specified time period prior to July 31, 2007 or July 31, 2008 and an option to request increases in the lenders’

commitment by up to an additional $100,000,000 aggregate principal amount. Funding under the Credit Agreement is subject to conditions customary for financing transactions of this nature.
In general, loans under the Credit Agreement will bear interest at one of two rates selected by the Company, which are either (i) a base rate equal to the higher of a reference prime rate or 0.005% per annum above the federal funds rate or (ii) a reference London Interbank Offer Rate, plus a spread ranging from 0.135% to 0.375%. The applicable spread will be determined on the basis of the Company’s consolidated leverage ratio as set forth in the most recent compliance certificate delivered by the Company pursuant to the Credit Agreement, which consolidated leverage ratio will also be used in determining the applicable spreads for the facility fee and the utilization fee. The facility fee is determined by multiplying the applicable spread, which may range from 0.065% to 0.15%, by the actual daily amount of the aggregate commitments. The utilization fee is determined by multiplying the applicable spread, which may range from 0.05% to 0.125%, by the total outstanding amount of loans on each day that the total outstanding amount exceeds 50% of the actual daily amount of the aggregate commitments then in effect. The effective interest rate of the initial loans pursuant to the Credit Agreement is expected to be approximately 5.57%. In addition, the credit facility is subject to an arrangement fee, upfront fee and administrative agency fee as agreed among the parties.
The revolving credit facility will mature on July 31, 2011. Upon prior notice to the administrative agent, the Borrowers may prepay loans at any time without premium or penalty (except eurocurrency breakage fees, if any).
The representations, covenants and events of default in the Credit Agreement are substantially similar to the representations, covenants and events of default contained in the Company’s Multicurrency Credit Agreement, dated as of February 27, 2004 (the “Existing Credit Agreement”), among the Borrowers, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent. Like the Existing Credit Agreement, the Credit Agreement requires that the Borrowers maintain a consolidated leverage ratio, calculated as a ratio of consolidated debt to total capitalization, of not more than .55 to 1.
Loans under the Credit Agreement will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Borrowers or any Subsidiary (as defined in the Credit Agreement) of the Company holding in the aggregate more than five percent of the consolidated assets of the Company and its Subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the Credit Agreement, by notice given to the Company, the Required Lenders (as defined in the Credit Agreement) may direct the administrative agent to terminate the commitments and declare all outstanding loans to be immediately due and payable.
The Borrowers intend to use the proceeds of the loans under the Credit Agreement to pay fees and expenses incurred in connection with the Credit Agreement, to repay indebtedness under the Existing Credit Agreement and for working capital, capital expenditures or other lawful corporate purposes.
A copy of the Credit Agreement is filed as Exhibit 4.1 to this report, and the foregoing description of the Credit Agreement is qualified in its entirety by reference to the full text of the Credit Agreement.
Note Purchase Agreement
The Company entered into a Note Purchase Agreement, dated as of July 31, 2006 (the “Note Purchase Agreement”), among the Company and the purchasers listed on Schedule A thereto pursuant to which the Company may issue and sell up to $100,000,000 aggregate principal amount of its senior notes issuable in series. The Note Purchase Agreement contains customary terms and conditions.
On July 31, 2006, the Company issued $50,000,000 of its 6.04% Series 2006-A Senior Notes Due July 31, 2016 (the “Notes”) in a private placement to various institutional investors pursuant to the Note Purchase Agreement. The Company used the proceeds from the sale of the Notes to repay existing indebtedness of the Company under the Existing Credit Agreement.
Pursuant to the Note Purchase Agreement, the Company will pay interest on the outstanding balance of the Notes at a rate of 6.04% per annum from the date of the issuance of the Notes, payable semiannually commencing on January 31, 2007, until such principal becomes due and payable.
The Company may from time to time, at its option, upon notice, prepay prior to maturity all or any part of the principal amount of the Notes, together with accrued interest and the Make-Whole Amount (as defined in the Note Purchase Agreement), as specified in the Note Purchase Agreement.
The Notes will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any Significant Subsidiary (as defined in the Note Purchase Agreement). In addition, by notice given to the Company, any holder or holders of more than 50% in principal amount of the Notes, at its or their option, may declare all of the Notes to be immediately due and payable upon the occurrence and continuation of any other event of default, and, by notice given to the Company, any holder of the Notes may, at its option, declare all of the Notes held by such holder to be immediately due and payable in the event that the Company defaults in the payment of any payment due and payable under the Note Purchase Agreement.
A copy of the Note Purchase Agreement is filed as Exhibit 4.2 to this report, and a copy of the form of the Notes is filed as Exhibit 4.3 to this report. The foregoing description of the Note Purchase Agreement and the Notes is qualified in its entirety by reference to the full text of the Note Purchase Agreement and the form of the Notes.

ITEM 6.  EXHIBITS
Exhibit 4.1 Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc. and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners.
Exhibit 4.2 Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto.
Exhibit 4.3 Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016.
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
Stephen J. Hagge Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

Date: August 1, 2006

INDEX OF EXHIBITS

Exhibit
Number	Description

4.1	Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc. and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners.
4.2	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto.
4.3	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.