Form 10-Q
period 2006-09-30
APTARGROUP INC
filed 2006-10-27
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 18, 2006).

Common Stock	34,452,279

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2006

 i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Sales	$404,905	$341,084	$1,178,998	$1,041,195

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	274,517	228,742	796,821	699,861
Selling, research & development and administrative	57,406	49,613	177,863	152,313
Depreciation and amortization	28,340	23,985	83,503	74,799

	360,263	302,340	1,058,187	926,973

Operating Income	44,642	38,744	120,811	114,222

Other Income (Expense):
Interest expense	(4,479)	(3,025)	(12,186)	(8,789)
Interest income	1,012	771	2,753	2,333
Equity in results of affiliates	177	382	420	1,217
Minority interests	38	12	(94)	83
Miscellaneous, net	(219)	(6)	(1,154)	(844)

	(3,471)	(1,866)	(10,261)	(6,000)

Income Before Income Taxes	41,171	36,878	110,550	108,222

Provision for Income Taxes	12,928	11,948	34,829	31,900

Net Income	$28,243	$24,930	$75,721	$76,322

Net Income Per Common Share:
Basic	$0.82	$0.71	$2.17	$2.16

Diluted	$0.80	$0.69	$2.10	$2.10

Average Number of Shares Outstanding:
Basic	34,646	34,988	34,919	35,282
Diluted	35,439	36,010	36,033	36,313

Dividends Declared Per Common Share	$0.22	$0.20	$0.62	$0.50

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2006	2005

Assets

Current Assets:
Cash and equivalents	$168,244	$117,635
Accounts and notes receivable, less allowance for doubtful accounts of $11,075 in 2006 and $10,356 in 2005	310,360	260,175
Inventories, net	215,270	184,241
Prepaid expenses and other current assets	52,228	43,240

	746,102	605,291

Property, Plant and Equipment:
Buildings and improvements	226,889	201,194
Machinery and equipment	1,169,682	1,058,684

	1,396,571	1,259,878
Less: Accumulated depreciation	(833,818)	(735,659)

	562,753	524,219
Land	13,503	12,601

	576,256	536,820

Other Assets:
Investments in affiliates	3,270	5,050
Goodwill	206,346	184,763
Intangible assets, net	18,438	16,927
Other non-current assets	6,271	8,468

	234,325	215,208

Total Assets	$1,556,683	$1,357,319

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2006	2005
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$108,788	$97,650
Current maturities of long-term obligations	4,635	4,453
Accounts payable and accrued liabilities	270,315	218,659

	383,738	320,762

Long-Term Obligations	193,021	144,541

Deferred Liabilities and Other:
Deferred income taxes	42,029	45,056
Retirement and deferred compensation plans	36,247	31,023
Deferred and other non-current liabilities	1,574	1,849
Commitments and contingencies	—	—
Minority interests	5,100	4,700

	84,950	82,628

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	389	386
Capital in excess of par value	183,225	162,863
Retained earnings	825,343	771,304
Accumulated other comprehensive income	77,843	24,289
Less treasury stock at cost, 4.5 and 3.7 million shares as of September 30, 2006 and December 31, 2005	(191,826)	(149,454)

	894,974	809,388

Total Liabilities and Stockholders’ Equity	$1,556,683	$1,357,319

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2006	2005

Cash Flows From Operating Activities:
Net income	$75,721	$76,322
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	80,721	72,960
Amortization	2,782	1,839
Stock option based compensation	11,348	—
Provision for bad debts	1,567	445
Labor redeployment	(879)	2,690
Minority interests	94	(83)
Deferred income taxes	(5,043)	(5,894)
Retirement and deferred compensation plans	2,490	1,212
Equity in results of affiliates in excess of cash distributions received	(371)	(1,188)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(27,000)	(12,873)
Inventories	(17,963)	(4,860)
Prepaid and other current assets	(1,940)	4,184
Accounts payable and accrued liabilities	26,678	17,954
Income taxes payable	3,234	(3,548)
Other changes, net	(2,974)	4,423

Net Cash Provided by Operations	148,465	153,583

Cash Flows From Investing Activities:
Capital expenditures	(81,558)	(74,839)
Disposition of property and equipment	6,689	2,375
Intangible assets acquired	(2,767)	(1,097)
Acquisition of businesses, net of cash acquired	(32,555)	(31,174)
Disposition of investment in affiliates	—	11
Collection of notes receivable, net	265	1,209

Net Cash Used by Investing Activities	(109,926)	(103,515)

Cash Flows From Financing Activities:
Proceeds from notes payable	10,441	30,482
Proceeds from long-term obligations	55,341	596
Repayments of long-term obligations	(8,290)	(6,700)
Dividends paid	(21,683)	(17,670)
Proceeds from stock options exercises	10,717	9,767
Purchase of treasury stock	(44,416)	(53,686)
Excess tax benefit from exercise of stock options	1,125	—

Net Cash Provided/(Used) by Financing Activities	3,235	(37,211)

Effect of Exchange Rate Changes on Cash	8,835	(18,629)

Net Increase/(Decrease) in Cash and Equivalents	50,609	(5,772)
Cash and Equivalents at Beginning of Period	117,635	170,368

Cash and Equivalents at End of Period	$168,244	$164,596

Supplemental Non-cash Financing Activities:
Capital lease obligations	$1,780	100
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
NOTE 2 — INVENTORIES
At September 30, 2006 and December 31, 2005, approximately 22% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	September 30,	December 31,
	2006	2005

Raw materials	$81,499	$65,644
Work in progress	46,967	41,032
Finished goods	90,569	81,105

Total	219,035	187,781
Less LIFO Reserve	(3,765)	(3,540)

Total	$215,270	$184,241

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2005 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2005	$22,464	$145,749	$16,550	$184,763
Acquisitions (See Note 11)	—	2,410	12,149	14,559
Foreign currency exchange effects	1,468	4,707	849	7,024

Balance as of September 30, 2006	$23,932	$152,866	$29,548	$206,346

The table below shows a summary of intangible assets as of September 30, 2006 and December 31, 2005.

		September 30, 2006			December 31, 2005

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$16,469	$(8,932)	$7,537	$15,079	$(7,471)	$7,608
License agreements and other	7	18,326	(7,974)	10,352	14,971	(6,171)	8,800

		34,795	(16,906)	17,889	30,050	(13,642)	16,408

Unamortized intangible assets:
Minimum pension liability		549	—	549	519	—	519

		549	—	549	519	—	519

Total intangible assets		$35,344	$(16,906)	$18,438	$30,569	$(13,642)	$16,927

         Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2006 and 2005 was $1,125 and $618, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2006 and September 30, 2005 was $2,782 and $1,839, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2006	$3,645
2007	3,363
2008	2,884
2009	2,444
2010	1,694
         Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2006.
NOTE 4 — TOTAL COMPREHENSIVE INCOME/(LOSS)
AptarGroup’s total comprehensive income/(loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$28,243	$24,930	$75,721	$76,322
Add: Foreign currency translation adjustment	(6,714)	(2,937)	53,573	(82,470)
Minimum pension liability adjustment (net of tax)	—	—	(19)	—

Total comprehensive income/(loss)	$21,529	$21,993	$129,275	$(6,148)

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended September 30,

	Domestic Plans		Foreign Plans
	2006	2005	2006	2005

Service cost	$987	$942	$349	$244
Interest cost	661	595	351	326
Expected return on plan assets	(604)	(573)	(147)	(110)
Amortization of prior service cost	1	1	18	25
Amortization of net loss	151	119	150	68

Net periodic benefit cost	$1,196	$1,084	$721	$553

Nine months ended September 30,

	Domestic Plans		Foreign Plans
	2006	2005	2006	2005

Service cost	$2,961	$2,834	$1,022	$755
Interest cost	1,983	1,791	1,033	1,009
Expected return on plan assets	(1,812)	(1,724)	(432)	(340)
Amortization of prior service cost	3	3	54	76
Amortization of net loss	453	359	444	211

Net periodic benefit cost	$3,588	$3,263	$2,121	$1,711

EMPLOYER CONTRIBUTIONS
As of September 30, 2006, the Company has contributed $2.5 million to its domestic defined benefit plans and approximately $.4 million to its foreign plans. The Company presently anticipates contributing an additional $1 million to fund its foreign plans for the remainder of 2006.
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
          As of September 30, 2006, the Company recorded the fair value of the derivative instrument of $1.1 million in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and nine months ended September 30, 2006 or 2005 as any hedge ineffectiveness for the period is immaterial.
CASH FLOW HEDGES
The Company did not use any cash flow hedges in the quarter or nine months ended September 30, 2006 or 2005.

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
OTHER
As of September 30, 2006, the Company recorded the fair value of foreign currency forward exchange contracts of $0.2 million in accounts payable and accrued liabilities and $0.3 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of September 30, 2006 had an aggregate contract amount of $78.7 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
          The Company has received a ruling in its favor in a patent litigation case in Europe for which it is a plaintiff. The defendant has appealed and no judgment amount has officially been awarded. The Company has not recorded a gain contingency, as the amount of the judgment is unknown and unable to be estimated based on the status of the case.
          Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2006.
NOTE 8 — STOCK REPURCHASE PROGRAM
On July 19, 2006, the Company’s Board of Directors authorized the Company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for the repurchase program.
          During the quarter ended September 30, 2006, the Company repurchased 426 thousand shares for an aggregate amount of $21.7 million. As of September 30, 2006, the Company has outstanding authorizations to repurchase up to approximately 2.3 million shares. The timing of and total amount expended for the share repurchase depend upon market conditions.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2006		September 30, 2005
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$28,243	$28,243	$24,930	$24,930

Average equivalent shares
Shares of common stock	34,646	34,646	34,988	34,988
Effect of dilutive stock based compensation Stock options	791	—	1,013	—
Restricted stock	2	—	9	—

Total average equivalent shares	35,439	34,646	36,010	34,988

Net income per share	$0.80	$0.82	$0.69	$0.71

	Nine months ended
	September 30, 2006		September 30, 2005
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$75,721	$75,721	$76,322	$76,322

Average equivalent shares
Shares of common stock	34,919	34,919	35,282	35,282
Effect of dilutive stock based compensation
Stock options	1,111	—	1,023	—
Restricted stock	3	—	8	—

Total average equivalent shares	36,033	34,919	36,313	35,282

Net income per share	$2.10	$2.17	$2.10	$2.16

NOTE 10 — SEGMENT INFORMATION
Beginning with the first quarter of 2006, the Company has been reporting three new business segments that reflect AptarGroup’s realigned internal financial reporting structure. Prior period information has been conformed to the current presentation.
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
Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total Sales:
Beauty & Home	$214,084	$170,833	$623,119	$529,799
Closures	114,111	97,955	329,571	295,256
Pharma	79,019	74,400	235,662	223,976
Other	290	416	902	1,082

Total Sales	407,504	343,604	1,189,254	1,050,113

Less: Intersegment Sales:
Beauty & Home	$1,684	$1,686	$7,828	$5,661
Closures	303	251	833	1,070
Pharma	387	340	955	1,442
Other	225	243	640	745

Total Intersegment Sales	$2,599	$2,520	$10,256	$8,918

Net Sales:
Beauty & Home	$212,400	$169,147	$615,291	$524,138
Closures	113,808	97,704	328,738	294,186
Pharma	78,632	74,060	234,707	222,534
Other	65	173	262	337

Net Sales	$404,905	$341,084	$1,178,998	$1,041,195

Segment Income:
Beauty & Home	$18,487	$12,473	$54,872	$42,954
Closures	11,825	11,361	34,548	31,972
Pharma	21,731	20,234	58,642	56,791
Corporate Expenses & Other (1)	(7,405)	(4,936)	(28,079)	(17,039)

Income before interest and taxes	$44,638	$39,132	$119,983	$114,678
Interest expense, net	(3,467)	(2,254)	(9,433)	(6,456)

Income before income taxes	$41,171	$36,878	$110,550	$108,222

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Depreciation and Amortization:
Beauty & Home	$16,472	$13,877	$48,596	$42,092
Closures	6,525	5,431	18,896	17,342
Pharma	4,794	4,220	14,152	13,925
Other	549	457	1,859	1,440

Depreciation and Amortization	$28,340	$23,985	$83,503	$74,799

	September 30,	September 30,
	2006	2005
Capital Expenditures:
Beauty & Home	$48,436	$42,544
Closures	18,467	15,247
Pharma	11,787	16,763
Other	2,868	285

Capital Expenditures	$81,558	$74,839

	September 30,	December 31,
	2006	2005

Total Assets:
Beauty & Home	$875,167	$790,147
Closures	305,485	259,104
Pharma	242,707	221,667
Other	133,324	86,401

Total Assets	$1,556,683	$1,357,319

(1) Corporate Expenses & Other amount for the quarter and nine months ended September 30, 2006 includes $2.1 million and $11.3 million, respectively, relating to stock option expense.
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
          During the third quarter of 2006, the Company acquired the net assets of Augros do Brasil Ltda. (“Augros”) for approximately $5.3 million in cash. Approximately $1.8 million of debt was assumed in the transaction. Augros is located in Brazil and is involved in injection molding and decoration (including serigraphy and hot stamping) of plastic components primarily for the fragrance and cosmetics market. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to Goodwill. Preliminary goodwill of approximately $2.4 million was recorded on the acquisition. The condensed consolidated statement of income includes Augros’ results of operations from July 28, 2006, the date of the acquisition.
          During the third quarter of 2006, the Company also acquired the remaining 65% that it did not already own of Seaquist Engelmann S.A.I.C.F. e I. (“Engelmann”) for $7.5 million in cash. No debt was assumed in the transaction. Engelmann is located in Argentina and produces primarily dispensing closures. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to Goodwill. Preliminary goodwill of approximately $2.7 million was recorded on the acquisition. The condensed consolidated statement of income includes Engelmann’s results of operations from August 30, 2006, the date of the acquisition.
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
          Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for stock-based awards. Under APB 25, the Company only recorded stock-based compensation expense for restricted stock unit grants, which amounted to $.3 million in the first nine months of 2005 and 2006. Under APB 25, the Company was not required to recognize compensation expense for stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option based compensation in the prior year.

Three months ended September 30,		Nine months ended September, 30,
	2005	2005

Net income, as reported	$24,930	$76,322
Deduct: Total stock option based compensation expense
determined under fair value method for all awards, net of related tax effects	2,503	5,163

Pro forma net income	$22,427	$71,159

Earnings per share:
Basic — as reported	$0.71	$2.16
Basic — pro forma	$0.64	$2.02
Diluted — as reported	$0.69	$2.10
Diluted — pro forma	$0.62	$1.96
         SFAS 123(R) upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs would be recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. For awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. Had the Company been previously using the non-substantive approach, stock option expense net of related tax effects would have been lower by $.6 million ($.02 per share) for the quarter ended September 30, 2005 and would have been higher by approximately $1.4 million ($.04 per share) for the nine months ended September 30, 2005.
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
          Compensation expense recorded attributable to stock options for the first nine months of 2006 was approximately $11.3 million ($7.4 million after tax), or $.21 per share basic and $.20 per share diluted. The income tax benefit related to this compensation expense was approximately $4.0 million. Approximately $10.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
          The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $16.09 and $15.47 per share in 2006 and 2005, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2006	2005

Dividend Yield	1.6%	1.4%
Expected Stock Price Volatility	24.8%	27.2%
Risk-free Interest Rate	4.3%	4.0%
Expected Life of Option (years)	7.0	7.0
The fair value of stock options granted under the Director Stock Option Plans in 2006 and 2005 was $17.26 and $16.60 per share, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2006	2005

Dividend Yield	1.5%	1.2%
Expected Stock Price Volatility	24.8%	26.9%
Risk-free Interest Rate	5.1%	4.1%
Expected Life of Option (years)	7.0	7.0

A summary of option activity under the Company’s stock option plans as of September 30, 2006, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2006	3,708,406	$32.73	117,000	$40.40
Granted	609,000	54.02	6,000	54.36
Exercised	(343,953)	25.11	(2,000)	34.40
Forfeited or expired	(19,805)	41.64	(10,000)	39.96

Outstanding at September 30, 2006	3,953,648	$36.63	111,000	$41.31

Exercisable at September 30, 2006	2,755,585	$30.84	81,000	$37.37

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2006	6.1		6.2
Exercisable at September 30, 2006	5.0		5.2

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2006	$58,264		$1,107
Exercisable at September 30, 2006	$55,217		$1,107

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2006	$9,938		$36
September 30, 2005	$10,053		$118
         The fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $8.2 million and $7.1 million, respectively. Cash received from option exercises was approximately $10.7 million and the tax deduction from option exercises was approximately $1.8 million in the nine months ended September 30, 2006. As of September 30, 2006, the remaining valuation of stock option awards to be expensed in future periods was $9.7 million and the related weighted-average period over which it is expected to be recognized is 1.3 years.
          The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of September 30, 2006, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	18,015	$34.59
Granted	3,363	55.02
Vested	(13,194)	31.01

Nonvested at September 30, 2006	8,184	$48.75

         The fair value of units vested during the nine months ended September 30, 2006 and 2005 was $409 thousand and $357 thousand, respectively. The intrinsic value of units vested during the nine months ended September 30, 2006 and 2005 was $749 thousand and $790 thousand, respectively. As of September 30, 2006, there was $122 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 0.9 years.
NOTE 13 — REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this three year plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the three year period and primarily relate to employee severance costs. Approximately $.6 million and $1.9 million of such charges before tax and $.4 million and $1.3 million after-tax or approximately $0.01 and $0.04 per diluted share were recorded in the three and nine months ended September 30, 2006, respectively. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of September 30, 2006. All charges related to the Redeployment Program are included in Cost of Sales in the condensed consolidated statement of income.

		Charges For
	Beginning Reserve	The Nine Months			Ending Reserve
	At 01/01/06	Ended 09/30/06	Cash Paid	FX Impact	At 09/30/06

Employee severance	$2,323	$1,282	$(2,357)	$196	$1,444
Other costs	—	632	(648)	16	—

Totals	$2,323	$1,914	$(3,005)	$212	$1,444

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.8	67.1	67.5	67.2
Selling, research & development and administration	14.2	14.5	15.1	14.6
Depreciation and amortization	7.0	7.0	7.1	7.2

Operating Income	11.0	11.4	10.3	11.0
Other income (expense)	(0.9)	(0.6)	(0.9)	(0.6)

Income before income taxes	10.1	10.8	9.4	10.4

Net income	7.0%	7.3%	6.4%	7.3%

Effective Tax Rate	31.4%	32.4%	31.5%	29.5%
NET SALES
Net sales for the quarter and nine months ended September 30, 2006 were a record $404.9 million and $1.2 billion, respectively, and represented increases of 19% and 13%, respectively, over the same periods a year ago. The U.S. dollar was weaker versus the Euro in the third quarter of 2006 compared to 2005, but was relatively flat for the nine months ended September 30, 2006 compared to the same period a year ago. As a result, changes in exchange rates positively impacted sales by approximately 3% for the quarter ended September 30, 2006, but did not impact sales growth for the nine months ended September 30, 2006. Sales from acquired companies accounted for approximately 8% or $26.5 million of the increase in sales for the quarter and 7% or $77.8 million for the nine months ended September 30, 2006. Price increases, primarily related to material cost increases passed along to customers, had a positive effect on net sales in the quarter and first nine months of 2006. The changes in sales by reporting segment were as follows:
•
Net sales by the Beauty and Home segment increased 26% and 17% for the three and nine months ended September 30, 2006, respectively, compared to the same periods a year ago. Changes in foreign currency rates positively impacted the quarterly sales by approximately 4%, but did not impact sales for the first nine months. Acquisitions accounted for 13% or $22.5 million of the sales growth for the three months ended September 30, 2006 and 13% or $65.7 million of the sales growth for the nine months ended September 30, 2006. Excluding the effects of foreign currency and acquisitions, sales increased 9% and 5% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year.

•
Net sales by the Closures segment increased approximately 16% and 12% for the three and nine months ended September 30, 2006, respectively, compared to the same periods a year ago. Changes in foreign currency rates positively impacted sales by approximately 2% in the quarter, but did not impact sales for the first nine months. Acquisitions accounted for 4% of the sales growth for the three and nine months ended September 30, 2006. Excluding the effects of foreign currency and acquisitions, sales increased approximately 10% and 7% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year.

•
Net sales by the Pharma segment increased 6% and 5% for the three and nine months ended September 30, 2006, respectively, compared to the same periods a year ago. Changes in foreign currency rates positively impacted sales by approximately 3% for the quarter ended September 30, 2006, but did not impact the sales for the first nine months. Sales of tooling to customers increased approximately $2.8 million and $2.5 million for the three and nine months ended September 30, 2006.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total

Domestic	$122,412	30%	$106,833	31%	$353,759	30%	$320,168	31%
Europe	238,371	59%	199,158	59%	711,430	60%	622,740	60%
Other Foreign	44,122	11%	35,093	10%	113,809	10%	98,287	9%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased to 67.8% in the third quarter of 2006 compared to 67.1% in the third quarter of 2005. Our cost of sales percentage was negatively influenced by the following factors in the third quarter of 2006:

Increased Sales of Custom Tooling.     We had a $7.8 million increase in sales of custom tooling in the third quarter of 2006 compared to the third quarter of 2005. Traditionally, sales of custom tooling generate lower margins than our regular product sales and, thus, any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.
Rising Raw Material Costs.     Raw material costs, in particular plastic resin costs in the U.S. and metal prices worldwide, continued to increase in the third quarter of 2006 compared to 2005. While the majority of the plastic resin raw material price increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in the margin percentage.
Higher Compliance Costs For The Pharma Industry.     We incurred additional costs in our pharma segment due to more stringent quality standards on certain of our products. These costs include, among others, higher personnel-related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components.
Stock Option Expenses.     Stock option expense of approximately $200 thousand for certain manufacturing employees was recorded in the third quarter of 2006 due to the adoption of SFAS 123R at the beginning of 2006.
Offsetting these negative impacts is:
Lower Redeployment Charges.     The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. Redeployment charges in the third quarter of 2006 were mostly offset by savings achieved versus approximately $2.9 million in charges recorded in the third quarter of 2005.
Our cost of sales as a percent of net sales increased slightly to 67.5% in the nine months ended September 30, 2006 compared to 67.2% for the same period a year ago. Our cost of sale percentage was negatively influenced by the following factors in the first nine months of 2006:
Increased Sales of Custom Tooling.     We had a $12.1 million increase in sales of custom tooling in the first nine months of 2006 compared to the first nine months of 2005. Traditionally, sales of custom tooling generate lower margins than our regular product sales and, thus, any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.
Rising Raw Material Costs.     Raw material costs, in particular plastic resin costs in the U.S. and metal prices worldwide, continued to increase in the first nine months of 2006 compared to 2005. While the majority of the plastic resin raw material price increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in the margin percentage.
Higher Compliance Costs For The Pharma Industry.     We incurred additional costs in our pharma segment due to more stringent quality standards on certain of our products. These costs include, among others, higher personnel-related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components.
Stock Option Expenses.     Stock option expense of approximately $700 thousand for certain manufacturing employees was recorded in the first nine months of 2006 due to the adoption of SFAS 123R.
Offsetting these negative impacts is:
Lower Redeployment Charges.     Redeployment charges net of savings was approximately $700 thousand in the first nine months versus approximately $2.9 million in charges recorded in the first nine months of 2005.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $7.8 million in the third quarter of 2006 compared to the same period a year ago. Approximately $1.9 million of the increase relates to the expensing of stock options beginning in 2006 due to the adoption of SFAS 123R. Acquisitions accounted for approximately $2.7 million of the increase and changes in foreign currency rates accounted for another $1.4 million of the increase in SG&A in the quarter. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales however decreased to 14.2% compared to 14.5% of net sales in the same period of the prior year.
          SG&A increased by approximately $25.6 million for the nine months ended September 30, 2006 compared to the same period a year ago. Approximately $10.7 million of the increase relates to the expensing of stock options beginning in 2006. Acquisitions accounted for approximately $8.1 million of the increase in SG&A during the first nine months of the year. Changes in foreign currency rates for the nine months positively impacted (less expense) SG&A by approximately $1.3 million. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales increased to 15.1% compared to 14.6% of net sales in the same period of the prior year primarily due to the expensing of stock options.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $4.3 million in the third quarter of 2006 to $28.3 million compared to $24.0 million in the third quarter of 2005. Acquisitions accounted for approximately $2.2 million of additional depreciation and amortization expense in the quarter while changes in foreign currency rates accounted for another $0.7 million of the increase. Depreciation and amortization as a percentage of sales remained constant at 7% of net sales.
          Depreciation and amortization increased approximately $8.7 million in the first nine months of 2006 to $83.5 million compared to $74.8 million for the first nine months of 2005. Acquisitions accounted for approximately $6.5 million of additional depreciation and amortization expense compared to the prior year. Changes in foreign currency rates positively impacted (less expense) depreciation and amortization by approximately $0.6 million. Depreciation and amortization as a percentage of sales decreased slightly to 7.1% of net sales for the nine months ended September 30, 2006 compared to 7.2% in the same period of the prior year.
OPERATING INCOME
Operating income increased approximately $5.9 million in the third quarter of 2006 to $44.6 million compared to $38.7 million in the same period in the prior year. Acquisitions added approximately $1.9 million in operating income during the quarter which was offset by $2.1 million in stock option expense (approximately 0.5% of net sales) recorded in the quarter. A net decrease of Redeployment Charges represents approximately $2.9 million of the increase in operating income in the third quarter. Operating income as a percentage of net sales decreased slightly to 11.0% in the third quarter of 2006 compared to 11.4% for the same period in the prior year.
          Operating income increased approximately $6.6 million in the first nine months of 2006 to $120.8 million compared to $114.2 million in the same period in the prior year. Acquisitions accounted for approximately $6.7 million and a net decrease in Redeployment Charges accounted for approximately $2.2 million of the increase to operating income in the first nine months of the year. This was more than offset by $11.3 million in stock option expense (approximately 1% of net sales) recorded in the first nine months of 2006. Increases in sales volumes is the primary reason for the overall net increase in operating income for the first nine months of the year. Operating income as a percentage of sales decreased to 10.3% in the first nine months of 2006 compared to 11.0% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the third quarter of 2006 increased to $3.5 million from $1.9 million in the same period in the prior year primarily reflecting increased interest expense of $1.5 million. The increase in interest expense is due primarily to higher average interest rates and higher borrowing levels due to recent acquisitions and stock repurchases.
          Net other expenses for the nine months ended September 30, 2006 increased to $10.3 million from $6.0 million in the same period in the prior year primarily reflecting increased interest expense of $3.4 million. The increase in interest expense is due primarily to higher average interest rates and higher borrowing levels due to recent acquisitions and stock repurchases. In addition, there was a reduction in income of affiliates of $0.8 million primarily due to the acquisition in the fourth quarter of 2005 of a previously owned joint venture.
EFFECTIVE TAX RATE
The reported effective tax rate decreased to 31.4% for the three months ended September 30, 2006 compared to 32.4% in the third quarter of 2005 due primarily to the mix of where the income was earned.
          The reported effective tax rate increased to 31.5% for the nine months ended September 30, 2006 compared to 29.5% in the first nine months of 2005 due primarily to $3.1 million of tax benefits recorded in the prior year second quarter related to previous year research and development credits received and a special one-time Italian tax law policy change on previously issued government grants.
NET INCOME
We reported net income of $28.2 million in the third quarter of 2006 compared to $24.9 million in the third quarter of 2005. Included in net income in the third quarter of 2006 is approximately $1.4 million after tax in stock option expense.
          Net income for the nine months ended September 30, 2006 was $75.7 million compared to $76.3 million for the first nine months of the prior year. The decrease is due to the $3.2 million tax benefits received in the prior year mentioned above as well as approximately $7.4 million after tax in stock option expense recorded in the first nine months of 2006.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Sales	$212,400	$169,147	$615,291	$524,138
Segment Income (1)	18,487	12,473	54,872	42,954
Segment Income as a percentage of Net Sales	8.7%	7.4%	8.9%	8.2%
(1) Segment Income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.

         Net sales for the quarter ended September 30, 2006 increased 26% in the third quarter of 2006 to $212.4 million compared to $169.1 million in the third quarter of the prior year. Acquisitions accounted for approximately $22.5 million or 13% of the sales increase. Changes in exchange rates positively impacted sales approximately 4% during the quarter. Sales to the fragrance/cosmetic market excluding changes in currency and acquisitions were strong in the quarter, growing nearly 14% compared to the third quarter of 2005, reflecting the success of our new sampling devices and strong demand for our pumps. Sales to the personal care market excluding changes in currency and acquisitions increased approximately 10% in the third quarter of 2006 compared to the same period in the prior year, reflecting increased demand for our aerosol valve products in Europe as well as our new and innovative bag-on-valve and accessory products in North America. Sales to the household market decreased approximately 29% due primarily to a sluggish paint and automotive sector combined with a planned reduction to reduce sales at lower margin accounts.
          Net sales for the first nine months of 2006 increased 17% in the first nine months of 2006 to $615.3 million compared to $524.1 million in the first nine months of the prior year. Changes in foreign currency exchange rates did not impact the sales for the first nine months. Acquisitions accounted for approximately $65.7 million or 13% of the sales increase. Sales to the fragrance/cosmetic and personal care market excluding foreign currency changes and acquisitions increased approximately 9% and 7%, respectively, in the first nine months of 2006 compared to the same period in the prior year, while sales to the household market decreased approximately 20% primarily for the reasons mentioned above.
          Segment Income in the third quarter of 2006 increased approximately 48% to $18.5 million compared to $12.5 million reported in the same period in the prior year. Acquisitions accounted for approximately $1.9 million of segment income in the quarter. The remainder of the increase in segment income is due primarily to the increase in sales to the fragrance/cosmetic market coming from the successful introduction of new products, cost reduction efforts and the absence of approximately $2.9 million in Redeployment charges recorded in the prior year.
          Segment Income in the first nine months of 2006 increased approximately 28% to $54.9 million compared to $43.0 million reported in the same period in the prior year. Acquisitions accounted for approximately $6.3 million of segment income in the first nine months. The remainder of the increase is primarily due to the increased sales to the fragrance/cosmetic market mentioned above, cost reduction efforts and a net reduction of approximately $2.2 million in Redeployment charges.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Sales	$113,808	$97,704	$328,738	$294,186
Segment Income	11,825	11,361	34,548	31,972
Segment Income as a percentage of Net Sales	10.4%	11.6%	10.5%	10.9%
         Net sales for the quarter ended September 30, 2006 increased approximately 16% in the third quarter of 2006 to $113.8 million compared to $97.7 million in the third quarter of the prior year. Acquisitions accounted for approximately $4.0 million or 4% of the sales increase. Changes in exchange rates positively impacted sales approximately 2% during the quarter. The remainder of the sales increase was driven by demand from the personal car and food/beverage markets and resin cost-related price adjustments. Sales to the personal care market excluding changes in foreign currency and acquisitions increased approximately 5% in the third quarter of 2006 compared to the same period in the prior year, while sales to the food/beverage market increased 9% and sales to the household market increased 13%.
          Net sales for the first nine months of 2006 increased approximately 12% in the first nine months of 2006 to $328.7 million compared to $294.2 million in the first nine months of the prior year. Changes in foreign currency exchange rates did not impact the sales for the first nine months. Acquisitions accounted for approximately $12.1 million or 4% of the sales increase. Sales to the personal care and household markets excluding foreign currency and acquisitions increased approximately 3% in the first nine months of 2006 compared to the same period in the prior year, while sales to the food/beverage market increased 16%.
          Segment Income in the third quarter of 2006 increased approximately 4% to $11.8 million compared to $11.4 million reported in the same period in the prior year. The profit from increased sales volume was the primary reason for the increase in segment income in the quarter. Acquisitions did not have any impact on segment income in the third quarter of 2006.
          Segment Income in the first nine months of 2006 increased approximately 8% to $34.5 million compared to $32.0 million reported in the same period of the prior year. The increase in segment income is primarily derived from increased sales volumes in the first nine months. Acquisitions had an immaterial impact on segment income in the first nine months of 2006.

PHARMACEUTICAL SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Sales	$78,632	$74,060	$234,707	$222,534
Segment Income	21,731	20,234	58,642	56,791
Segment Income as a percentage of Net Sales	27.6%	27.3%	25.0%	25.5%
         Our net sales for the Pharmaceutical segment grew by 6% in the third quarter of 2006 to $78.6 million compared to $74.1 million in the third quarter of 2005. Changes in exchange rates positively impacted sales approximately 3% during the quarter. Sales of custom tooling primarily accounted for the majority of the sales increase in the quarter. Sales of metering valves were strong during the quarter which helped offset decreases in sales of our pump products.
          Our net sales for the Pharmaceutical segment grew by 5% in the first nine months of 2006 to $234.7 million compared to $222.5 million in the first nine months of 2005. Changes in foreign currency exchange rates did not impact the sales for the first nine months. Sales of custom tooling accounted for approximately 1% of the sales increase for the first nine months. Increased selling prices to this market positively impacted the sales growth in the first nine months of 2006. Sales of metering valves were strong during the first nine months of the year.
          Segment Income in the third quarter of 2006 increased approximately 7% to $21.7 million compared to $20.2 million reported in the same period in the prior year. Increased segment income from higher sales was offset slightly by higher quality issues and compliance related costs in 2006.
          Segment Income in the first nine months of 2006 increased approximately 3% to $58.6 million compared to $56.8 million reported in the same period in the prior year. Increased segment income from higher sales and increased selling prices was offset slightly by higher quality issues and compliance-related costs in 2006.
FOREIGN CURRENCY
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our foreign exchange exposures principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a U.S. strengthening dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $168.2 million from $117.6 million at December 31, 2005. Total short and long-term interest bearing debt increased in the first nine months of 2006 to $306.4 million from $246.6 million at December 31, 2005. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 13% compared to 14% at December 31, 2005.
          In the first nine months of 2006, our operations provided approximately $148.5 million in cash flow compared to $153.6 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease in cash flow is primarily attributable to an increase in working capital needs to support the growth of the business units offset partially by an increase in earnings before depreciation, amortization and non-cash stock option expense. During the first none months of 2006, we utilized the majority of the operating cash flows to finance capital expenditures and acquisitions.
          We used $109.9 million in cash for investing activities during the first nine months of 2006, compared to $103.5 million during the same period a year ago. The increase in cash used for investing activities was primarily due to an increase in capital expenditures. Capital expenditures were $81.6 million in the first nine months of 2006 compared to $74.8 million for the first nine months of 2005 or an increase of $6.8 million. The acquisitions of the net assets of CCL Dispensing and Engelmann in 2006 were financed primarily with an increase in short-term borrowings while the acquisition of Augros was financed primarily with cash previously located in Europe. Cash outlays for capital expenditures for 2006 are estimated to be approximately $110 million.
          Approximately $3.2 million in cash was provided from financing activities in the first nine months of 2006 compared to $37.2 million in cash used in the first nine months of the prior year. The decrease in cash used from financing activities is due primarily to the increase in short and long-term interest bearing debt due to the renegotiation/increase in revolving credit facility and additional $50 million in private placement debt as discussed below and a decrease of approximately $9.3 million in purchases of treasury stock in the first nine months of 2006 compared to the first nine months of 2005.
          Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2006
Debt to total capital ratio	No more than 55%	26%
         Based upon the above debt to capital ratio covenant we would have the ability to borrow an additional $787 million before the 55% requirement would be exceeded.
          We have negotiated an amendment to our revolving credit facility (including a $50 million increase in the amount of the facility to $200 million) and refinanced $50 million of existing borrowings with private placement debt. Both of these activities were completed on July 31, 2006.
          Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $168.2 million in cash and equivalents is located outside of the U.S. In 2005, we decided to repatriate in 2006 a portion of non-U.S. subsidiary current year earnings. Approximately $12.9 million was repatriated in the second quarter of 2006. We provided for additional taxes of approximately $.6 million in 2005 for this repatriation.
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
         On October 18, 2006, the Board of Directors declared a quarterly dividend of $0.22 per share payable on November 22, 2006 to stockholders of record as of November 1, 2006.
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
          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial results or existing covenants of the Company.
          In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of SFAS Nos. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. AptarGroup will continue to follow the existing guidance in SFAS No. 87 “Employers’ Accounting for Pensions”, SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The funded status that AptarGroup will report on the balance sheet under SFAS No. 158 is to be measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. Assuming that SFAS No. 158 criteria had been applied to December 31, 2005 information, we would have recorded an additional reduction in stockholders’ equity of approximately $11.3 million before considering any deferred tax effects. We are still in the process of evaluating our December 31, 2006 pension assumptions and accordingly cannot estimate the impact on SFAS No. 158 on our projected December 31, 2006 balance sheet. We don’t believe that the adoption of SFAS No. 158 will have an adverse effect on financial covenants.
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
          For 2006, the impact of adopting SFAS 123R is expected to reduce our operating income by $13.3 million and our diluted earnings per share by approximately $0.24. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense and, consequently, the related amounts recognized in the Condensed Consolidated Statement of Income.
OUTLOOK
We expect strong customer demand for our innovative dispensing systems to continue in the fourth quarter. We expect sales by each of our business segments to increase over the prior year fourth quarter. Strong customer demand in the fragrance/cosmetics market along with a continuing positive trend in the personal care market and the impact from our recent acquisitions are expected to drive sales in the Beauty and Home segment higher than the prior year. Sales in the Closures segment are also expected to increase over the prior year due partially to recent acquisitions as well as increased volumes of the core products. Sales are also expected to improve in the Pharma segment.
          Stock option expense is estimated to negatively impact diluted earnings per share by approximately $.04 per share in the fourth quarter.
          We anticipate that diluted earnings per share for the fourth quarter of 2006 will be in the range of $.67 to $.72 per share, including the $.04 negative impact coming from stock option expenses, compared to $.66 per share in the prior year.
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials (particularly resin and metal);
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;

•	difficulties in complying with government regulation;
•	competition (particularly from Asia) and technological change;
•	our ability to protect and defend our intellectual property rights;
•	the resolution of existing litigation;
•	the timing and magnitude of capital expenditures;
•	our ability to successfully integrate our recent acquisitions and our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer spending levels;
•	work stoppages due to labor disputes;
•	the timing and recognition of the costs of the workforce redeployment program in France;
•	the demand for existing and new products;
•	significant product liability claims;
•	other risks associated with our operations.
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
          The table below provides information as of September 30, 2006 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2007 with the exception of a few contracts on intercompany loans that expire in third quarter of 2013.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$34,921	1.2779
Swiss Francs/Euro	11,666	0.6307
Canadian Dollar/Euro	10,608	0.6979
Euro/Brazilian Real	7,402	4.1137
Euro/British Pound	3,999	0.6817
Euro/Japanese Yen	1,519	141.4200
Euro/Russian Ruble	1,507	34.3920
Russian Ruble/Euro	1,331	0.0291
Chinese Yuan/Japanese Yen	1,015	14.7950
U.S. Dollar/Indian Rupee	1,000	46.0950
Other	3,758

Total	$78,726

         As of September 30, 2006, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in accounts payable and accrued liabilities and $0.3 million in deferred and other non-current liabilities in the balance sheet.
          At September 30, 2006, we had a fixed-to-variable interest rate swap agreement designated as a hedge with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 5.2% at September 30, 2006) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.2 million assuming a tax rate of 32%. As of September 30, 2006, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.1 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2006 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2006 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended September 30, 2006, the FCP Aptar Savings Plan (the “Plan”) purchased 250 shares of our common stock on behalf of the participants at an average price of $50.39 per share, for an aggregate amount of $13 thousand. At September 30, 2006, the Plan owns 7,700 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2006:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

7/1 — 7/31/06	99,500	$50.79	99,500	2,577,000
8/1 — 8/31/06	262,800	51.29	262,800	2,314,200
9/1 — 9/30/06	63,500	50.55	63,500	2,250,700

Total	425,800	$51.06	425,800	2,250,700
         The Company originally announced the existing repurchase program on July 15, 2004. On July 19, 2006, the Company announced that its Board of Directors authorized the Company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for these repurchase programs.
ITEM 6. EXHIBITS
Exhibit 4.1 Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc. and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners. *
Exhibit 4.2 Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto. *
Exhibit 4.3 Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016. *
Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference from Exhibit with the same number filed with AptarGroup’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc. (Registrant)
By	/s/ Stephen J. Hagge
Stephen J. Hagge
Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer) Date: October 27, 2006

INDEX OF EXHIBITS

Exhibit
Number	Description

4.1	Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc. and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners. *
4.2	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto. *
4.3	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016. *
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Exhibit with the same number filed with AptarGroup’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2006.