Form 10-K
period 2006-12-31
APTARGROUP INC
filed 2007-02-28
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ _ TO _ _

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2006 was $1,673,871,364.

The number of shares outstanding of common stock, as of February 22, 2007, was 34,684,839 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 2007 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2006

.1 /ATR
2006 Form 10-K

PART I

ITEM 1.  BUSINESS

BUSINESS OF APTARGROUP

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
We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 7% of our 2006 net sales.
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
Closures for us are primarily dispensing closures but to a lesser degree can include non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers such as bottles and tubes, which allow a product to be dispensed without removing the cap.
Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose inhaler valves (“MDI’s”).

AVAILABLE INFORMATION

Our periodic and current reports are available, free of charge, through a link on the Investor Relations page of our website (www.aptargroup.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The Company has filed the required certificate with the New York Stock Exchange (“NYSE”) confirming the Company’s compliance with the corporate governance listing standards set out in Section 303A of the NYSE Listed Company Manual. The Company has included as Exhibit 31 to this Annual Report on Form 10-K, certificates of the Chief Executive Officer and Chief Financial Officer of the Company certifying the quality of the Company’s public disclosure.

DESCRIPTION OF APTARGROUP’S REPORTING SEGMENTS

FINANCIAL INFORMATION ABOUT SEGMENTS
The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. We are organized into three reportable business segments. Operations that sell spray and lotion dispensing systems and accessories primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment. Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment. Operations that sell closures to each market served by AptarGroup form the Closures segment. Each of these three business segments is described more fully below. A summary of revenue, by segment, from external customers, profitability and total assets for each of the last three years is shown in Note 17 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

BEAUTY & HOME
The Beauty & Home segment is our largest segment in terms of revenue and total assets representing 52% and 57% of AptarGroup’s Net Sales and Total Assets, respectively. The Beauty & Home segment primarily sells pumps and aerosol valves and accessories to the personal care, household and food/beverage markets and pumps and decorative components to the fragrance/cosmetic market. We believe we are the leading supplier of fragrance/cosmetic and personal care fine mist spray pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. We believe we are also one of the largest continuous spray aerosol valve suppliers worldwide.

Fragrance/cosmetic.  Sales to the fragrance/cosmetic market for Beauty & Home accounted for approximately 58% of the segment’s total net sales in 2006. The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as anti-aging lotions is undergoing a conversion from non-dispensing to pump systems, which continues

1 /ATR
2006 Form 10-K

to provide us with growth opportunities. In 2006, we launched a very successful miniaturized spray sampling system and we expect demand for this product to continue to increase. In 2005 we also launched an innovative thin, flat sampling system that can be distributed in a variety of ways such as in magazines, catalogues, direct mail and at promotional events.

Personal care.  Sales to the personal care market for Beauty & Home accounted for approximately 33% of the segment’s total net sales in 2006. Personal care products include fine mist spray pumps, lotion pumps and continuous spray aerosol valves. Typical personal care spray pump applications include hair care, sun care and deodorant products. Typical lotion pump applications include skin moisturizers and soap. Typical personal care continuous aerosol valve applications include hair spray, deodorants, shaving cream and most recently sun tan lotions.

Household.  Sales to the household market for Beauty & Home accounted for approximately 6% of the segment’s total net sales in 2006. Household products primarily include either continuous or metered dose spray aerosol valves and to a lesser degree spray pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. MDI’s are used for air fresheners. Spray pump applications primarily include household and industrial cleaners.

Food/Beverage.  Sales to the food/beverage market are not a significant part of Beauty & Home sales (approximately 1% of segment net sales in 2006), but are mentioned here as an example of how markets continually convert non-dispensing applications into our dispensing products. We traditionally sell aerosol valves to this market for cooking sprays and oils and spray pumps for butter substitutes. Recently a major marketer of salad dressings successfully converted from a non-dispensing package to a spray pump application of salad dressings using our products, promoting the spray application as a way to offer portion control and monitor calorie size.

CLOSURES
The Closures segment is our second largest segment in terms of revenue and total assets representing 28% and 19% of AptarGroup’s Net Sales and Total Assets, respectively. We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures.
Sales of dispensing closures have grown as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. At the same time, consumer marketers are trying to differentiate their products by incorporating performance enhancing features such as no-drip dispensing, inverted packaging and directional flow to make packages simpler to use, cleaner and more appealing to consumers. Closures are primarily sold to the personal care, food/beverage and household markets.

Personal Care.  Historically, the majority of our dispensing closure sales have been to the personal care market. Sales to the personal care market for Closures accounted for approximately 60% of the segment’s total net sales in 2006. Products with dispensing closures include shampoos, shower gels, sun care lotions and toothpaste. While many personal care products in the U.S. and Europe have already converted from non-dispensing to dispensing closures, we expect to benefit from similar conversions in other geographic areas.

Food/Beverage.  Sales to the food/beverage market for Closures accounted for approximately 26% of the segment’s total net sales in 2006. Sales of dispensing closures to the food/beverage market have increased rapidly over the last several years as we continue to see an increase in the amount of interest from food marketers to utilize dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are good growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems.

Household.  Sales to the household market for Closures accounted for approximately 10% of the segment’s total net sales in 2006. While we have had success worldwide in selling dispensing closures to this market, it has not represented a significant amount of total dispensing closure sales. Products utilizing dispensing closures include dishwashing detergents, laundry care products and household cleaners. We believe this market offers an opportunity for expansion and as a result are focusing on new product developments for this market to accelerate the conversion from non-dispensing to dispensing closures.

PHARMA
While the Pharma segment is our third largest segment in terms of revenue and total assets, accounting for 20% and 16% of AptarGroup’s Net Sales and Total Assets, respectively, it is our most profitable segment. We believe we are the leading supplier of pumps and MDI’s to the pharmaceutical market worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in China, France, Germany, Switzerland and the United States. We believe that the conversion from traditional medication forms such as pills and syringes to the use of our products for the dispensing of medication will continue to increase.
Pumps sold to the pharmaceutical market deliver medications nasally, orally or topically. Currently a majority of our pumps sold are for allergy and cold and flu relief. Potential opportunities for conversion from pills and syringes to pump dispensing

2 /ATR
2006 Form 10-K

systems include treatment for sexual dysfunction, vaccines, additional cold and flu treatments and hormone replacement therapies.
MDI’s are used for dispensing precise amounts of medication. Aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. We work with pharmaceutical companies as they work to phase out the use of chlorofluorocarbon (“CFC”) propellants. We continue to increase our market share of MDI’s to this market as pharmaceutical companies replace CFC’s with alternative propellants and we expect our market share to continue to grow. Currently the majority of our MDI’s sold are used for respiratory ailments.
We continue to work on new dispensing systems as well as innovative versions of existing products in this segment such as a dry powder dispensing device and including a dose counting feature on our MDI’s to let the patient know exactly how many doses are left in the container. While we expect that these new products will come to market in the future, the rigors of pharmaceutical regulations affects the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY
We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing or acquiring new dispensing technologies.
We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Eastern Europe (including Russia), Asia and South America. In 2006, we opened a new larger facility in Sao Paolo, Brazil and acquired another company in Brazil that is involved in injection molding and decoration (including serigraphy and hot stamping) of plastic accessories primarily for the fragrance/cosmetics market. We also purchased the remaining 65% of a company in Argentina that produces dispensing closures. In late 2005, we opened a new manufacturing facility in India to produce spray pumps for this market. In 2004, we began operating a new dispensing closure manufacturing facility in Russia.
We believe significant opportunities exist to introduce our dispensing products to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food/beverage market for single serve non-carbonated beverages, condiments, cooking oils and salad dressing. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. In the personal care market, in certain developing countries, small sachets still dominate the market. We believe with some of our innovative miniature packaging alternatives this rather large sachet market can eventually be converted to dispensing technology. We have developed and patented a thin dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this new innovative system will offer growth opportunities, particularly for fragrance samples.
In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. An example of a product for which we continue to find new applications is the metered dose aerosol valve. MDI’s are used to dispense precise amounts of product in very fine particles from pressurized containers. Traditionally, MDI’s were used to deliver medication via the pulmonary route. We continue to work with a bio-technology company that is developing proprietary technology to orally administer large molecule drugs, such as insulin, to be absorbed through the inner linings of the mouth. Additional examples of opportunities in the pharmaceutical market include nasal pumps to dispense treatments for sexual dysfunction, vaccines, cold and flu treatments, and hormone replacement therapies.
We are committed to developing or acquiring new dispensing technologies. In 2003, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder dispensing systems. We continue to develop this new technology and hope to have a product to market in the future. Dry powder dispensing technology is an important part of our long-term growth strategy for the pharmaceutical market. In 2005, we acquired a company that manufactures aerosol valves with bag-on-valve technology. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. We also acquired two companies that manufacture decorative packaging components primarily for the high end of the fragrance/cosmetic market. This technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components.

RESEARCH AND DEVELOPMENT
One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative products, adapting existing products for new markets or customer requirements, and reducing costs. We have research and development organizations located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties research projects that are in various stages of development. We did not previously own these technologies. Expenditures for research and development activities were $48.2 million, $45.7 million and $41.9 million in 2006, 2005 and 2004, respectively.

3 /ATR
2006 Form 10-K

PATENTS AND TRADEMARKS
We sell a majority of our products under the names used by our business units. The names used by our business units have been trademarked. We customarily seek patent and trademark protection for our products and currently own and have numerous applications pending for United States and foreign patents and trademarks. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities in making our products that would also make it difficult for a competitor to duplicate them.

TECHNOLOGY
Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we manufacture products in a high-speed, cost-effective manner. We have experience in liquid silicone rubber molding that we utilize in our dispensing closure operations and certain of our pump products. We now have technology to decorate plastic components using vacuum metallization and varnishing for the fragrance/cosmetic and personal care markets.

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

CUSTOMERS
The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household products and food/beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 7% of 2006 net sales. Over the past few years, a consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. However, this situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS
A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2006, 2005 and 2004 were approximately 61%, 60% and 61%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Australia, Brazil, Canada, China, India, Indonesia, Japan and Mexico, which represented approximately 10%, 10% and 9% of our consolidated sales for the years ended December 31, 2006, 2005 and 2004, respectively. Export sales from the United States were $82.1 million, $70.9 million and $62.6 million in 2006, 2005 and 2004, respectively. For additional financial information about geographic areas, please refer to Note 17 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We

4 /ATR
2006 Form 10-K

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

EMPLOYEE AND LABOR RELATIONS
AptarGroup has approximately 8,200 full-time employees. Of the full-time employees, approximately 1,700 are located in North America, 5,000 are located in Europe and the remaining 1,500 are located in Asia and South America. Approximately 100 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2006 and management considers our employee relations to be satisfactory.

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
We continue to see competition from low cost Asian suppliers particularly in the low-end fragrance/cosmetic and personal care market. We experience a direct impact on our business by having to compete against imported low cost products from Asia. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States. However, some customers who had bought dispensing packaging products from low cost Asian suppliers in the past have recently begun to purchase our dispensing products again, citing the higher quality offered by our products.

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

5 /ATR
2006 Form 10-K

EXECUTIVE OFFICERS
Our executive officers as of February 28, 2007 were as follows:

Name	Age	Position with the Company

Carl Siebel	72	President and Chief Executive Officer, AptarGroup, Inc.
Mr. Carl Siebel has been President and Chief Executive Officer of AptarGroup since 1995.
Peter Pfeiffer	58	Vice Chairman of the Board, AptarGroup, Inc.
Mr. Peter Pfeiffer has been Vice Chairman of the Board since 1993.
Stephen Hagge	55	Executive Vice President, Chief Financial Officer and Secretary, AptarGroup, Inc.
Mr. Stephen Hagge has been Executive Vice President, Chief Financial Officer and Secretary of AptarGroup since 1993.
Jacques Blanié	60	Executive Vice President, SeaquistPerfect Dispensing Group
Mr. Jacques Blanié has been Executive Vice President of SeaquistPerfect Dispensing Group since 1996.
François Boutan	64	Vice President Finance, AptarGroup S.A.S.
Mr. François Boutan has served in the capacity of Vice President Finance of AptarGroup S.A.S. since 1998.
Patrick Doherty	51	President, SeaquistPerfect Dispensing Group
Mr. Patrick Doherty has served as President of SeaquistPerfect Dispensing Group since October 2000.
Olivier Fourment	49	Co-President, Valois Group
Mr. Olivier Fourment has been Co-President of Valois Group since January 2000.
Lothar Graf	57	President, Pfeiffer Group
Mr. Lothar Graf has been President of the Pfeiffer Group since July 1, 2004 and prior to this was Senior Vice President of the Pfeiffer Group, Head of Pharmaceutical Division since January 1, 2000.
Lawrence Lowrimore	62	Vice President-Human Resources, AptarGroup, Inc.
Mr. Lawrence Lowrimore has been Vice President-Human Resources of AptarGroup since 1993.
Francesco Mascitelli	56	President, Emsar Group
Mr. Francesco Mascitelli has been President of Emsar Group since December 2002 and prior to this was Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991.
Emil Meshberg	59	Vice President, AptarGroup, Inc.
Mr. Emil Meshberg has been Vice President of AptarGroup since February 1999.
Olivier de Pous	62	Co-President, Valois Group
Mr. Olivier de Pous has been Co-President of Valois Group since January 2000.
Eric Ruskoski	59	President, Seaquist Closures Group
Mr. Eric Ruskoski has been President of Seaquist Closures Group since 1987.

There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

ITEM 1A.  RISK FACTORS

You should carefully consider the following factors in addition to other information contained in this report on Form 10-K before purchasing any shares of our common stock.

FACTORS AFFECTING APTARGROUP STOCK
Ownership by Certain Significant Shareholders.  Neuberger Berman Inc. and State Farm Mutual Automobile Insurance Company each own approximately 12% and 8%, respectively, of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

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

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS
We face strong global competition and our market share could decline.  All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and segments. Competitors include privately and publicly held entities. Our competitors range from regional to international companies.

6 /ATR
2006 Form 10-K

We continue to see competition from low cost Asian suppliers in some of our markets, particularly in the low-end fragrance/cosmetic and personal care market. We experience a direct impact on our business by having to compete against imported low cost products from Asia. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.

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

If we were to incur a significant product liability claim above our current insurance coverage, our operating results could be materially adversely affected.  Approximately 21% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may either fail to be administered, may be under administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.

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

We have more than $207 million in recorded goodwill because of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring write-downs that would reduce our operating income.  We evaluate the recoverability of goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Part II, Item 7 (which is incorporated by reference herein).

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC.

7 /ATR
2006 Form 10-K

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

ARGENTINA Buenos Aires (1 & 3)	BRAZIL Sao Paulo (1 & 3) Maringá Paraná (1)	CHINA Suzhou (1, 2 & 3)

CZECH REPUBLIC Ckyne (3)	FRANCE Annecy (1 & 2) Charleval (1) Le Neubourg (1) Le Vaudreuil (2) Oyonnax (1 & 3) Poincy (3) Verneuil Sur Avre (1)	GERMANY Böhringen (1) Dortmund (1) Eigeltingen (2) Freyung (3) Menden (1)

INDIA Himachal Pradesh (1)	IRELAND Ballinasloe, County Galway (1) Tourmakeady, County Mayo (1)	ITALY Manoppello (1) Milan (1) San Giovanni Teatino (Chieti) (1)

MEXICO Queretaro (1 & 3)	RUSSIA Vladimir (3)	SWITZERLAND Messovico (2) Neuchâtel (1)

UNITED KINGDOM Leeds, England (3)	UNITED STATES
Cary, Illinois (1)
Congers, New York (1 & 2)
Libertyville, Illinois (3)
McHenry, Illinois (1)
Midland, Michigan (3)
Mukwonago, Wisconsin (3)
Stratford, Connecticut (1)
Torrington, Connecticut (1)

(1)	Locations of facilities manufacturing for the Beauty & Home segment.
(2)	Locations of facilities manufacturing for the Pharma segment.
(3)	Locations of facilities manufacturing for the Closures segment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

8 /ATR
2006 Form 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES
AND SHARE PERFORMANCE

MARKET FOR REGISTRANT’S COMMON EQUITY

Information regarding market prices of our Common Stock and dividends declared may be found in Note 21 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).  Our Common Stock is traded on the New York Stock Exchange under the symbol ATR.  As of February 16, 2007, there were approximately 400 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2006, the FCP Aptar Savings Plan (the “Plan”) sold 688 shares of our Common Stock on behalf of the participants at an average price of $56.44 per share, for an aggregate amount of $38.8 thousand. At December 31, 2006, the Plan owns 7,012 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended December 31, 2006:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

10/1 - 10/31/06	—	$—	—	2,250,700
11/1 - 11/30/06	44,900	59.84	44,900	2,205,800
12/1 - 12/31/06	178,500	59.27	178,500	2,027,300

Total	223,400	$59.39	223,400	2,027,300

The Company originally announced the existing repurchase program on July 15, 2004. On July 19, 2006, the Company announced that its Board of Directors authorized the Company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for these repurchase programs.

9 /ATR
2006 Form 10-K

SHARE PERFORMANCE

The following graph shows a five year comparison of the cumulative total stockholder return on AptarGroup’s common stock as compared to the cumulative total return of two other indexes: the Value Line Packaging & Container Industry Group (“Peer Group”) and the Standard & Poor’s 500 Composite Stock Price Index. The companies included in the Peer Group are: American Greetings Corporation, Inc., AptarGroup, Inc., Ball Corporation, Bemis Company, Inc., Caraustar Industries, Inc., Chesapeake Corporation, CLARCOR Inc., Crown Holdings, Inc., Mead Westvaco, Owen’s-Illinois, Inc., Packaging Corporation of America, Pactiv Corporation, Rock-Tenn Company, Sealed Air Corporation, Silgan Holdings, Inc., Smurfit-Stone Container Corporation and Sonoco Products Company. Changes in the Peer Group from year to year result from companies being added to or deleted from the Value Line Packaging & Container Industry Group. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

Comparison of 5 Year Cumulative Stockholder Returns

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
ATR	100	90	113	155	155	178
S&P 500	100	78	100	111	117	135
Peer Group	100	106	127	153	145	165

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

10 /ATR
2006 Form 10-K

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data
Years Ended December 31,	2006	2005	2004	2003	2002

Statement of Income Data:
Net Sales	$1,601.4	$1,380.0	$1,296.6	$1,114.7	$926.7
Cost of Sales (exclusive of depreciation
shown below) (1)	1,086.3	927.6	866.9	732.0	593.7
% of Net Sales	67.8%	67.2%	66.8%	65.7%	64.1%
Selling, Research & Development and
Administrative (2)	238.9	203.4	194.4	172.9	148.3
% of Net Sales	14.9%	14.7%	15.0%	15.5%	16.0%
Depreciation and Amortization	114.6	99.2	94.5	85.9	72.1
% of Net Sales	7.2%	7.2%	7.3%	7.7%	7.8%
Operating Income	161.6	149.8	140.9	123.9	107.1
% of Net Sales	10.1%	10.9%	10.9%	11.1%	11.6%
Net Income (3)	102.9	100.0	93.3	79.7	66.6
% of Net Sales	6.4%	7.3%	7.2%	7.1%	7.2%

Per Common Share:
Net Income
Basic (4)	$2.95	$2.84	$2.58	$2.21	$1.86
Diluted (4)	2.87	2.77	2.51	2.16	1.82
Cash Dividends Declared	.84	.70	.44	.26	.24

Balance Sheet and Other Data:
Capital Expenditures	$107.7	$104.4	$119.7	$77.3	$89.8
Total Assets	1,592.0	1,357.3	1,374.0	1,264.3	1,047.7
Long-Term Obligations	168.9	144.5	142.6	125.2	219.2
Net Debt (5)	125.7	129.0	35.5	56.9	136.7
Stockholders’ Equity	946.4	809.4	873.2	783.1	594.5
Capital Expenditures % of Net Sales	6.7%	7.6%	9.2%	6.9%	9.7%
Interest Bearing Debt to Total
Capitalization (6)	23.8%	23.4%	19.1%	22.1%	27.6%
Net Debt to Net Capitalization (7)	11.7%	13.7%	3.9%	6.8%	18.7%

(1)	Cost of Sales includes a charge for the expensing of stock options of $0.9 million in 2006 and Redeployment Program costs of $3.7 million in 2005.
(2)	Selling, Research & Development and Administrative includes a charge of $12.4 million for the expensing of stock options in 2006 and $1.3 million for acquired research and development (“R&D”) in 2003.
(3)	Net Income includes a charge for the expensing of stock options of $8.7 million in 2006, Redeployment Program costs of $2.5 million in 2005, acquired R&D of $0.8 million in 2003, a Patent Dispute Settlement of $2.7 million and Strategic Initiative charges of $1.1 million in 2002.
(4)	Net Income per basic and diluted common share includes the negative effects of $0.25 and $0.24, respectively, for the expensing of stock options in 2006, $0.07 for Redeployment Program costs in 2005, $0.02 for an acquired R&D charge in 2003, $0.07 for a Patent Dispute Settlement, $0.03 for Strategic Initiative charges in 2002.
(5)	Net Debt is interest bearing debt less cash and cash equivalents.
(6)	Total Capitalization is Stockholders’ Equity plus interest bearing debt.
(7)	Net Capitalization is Stockholders’ Equity plus Net Debt.

11 /ATR
2006 Form 10-K

================================================================================

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, expect per share amounts or otherwise indicated)

The objective of the following Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition (“MD&A”) is to help the reader understand the financial performance of AptarGroup, Inc. MD&A is presented in eight sections: Overview, Results of Operations, Off-Balance Sheet Arrangements, Overview of Contractual Obligations, Adoption of Accounting Standards, Critical Accounting Policies and Estimates, Operations Outlook and Forward-Looking Statements. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Report on Form 10-K.
In MD&A, “we,” “our,” “us,” “AptarGroup,” “AptarGroup, Inc.” and “the Company” refer to AptarGroup, Inc. and its subsidiaries.

OVERVIEW

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

2006 HIGHLIGHTS

•	The year 2006 marked our 41st consecutive year of increased revenue as sales grew 16% and exceeded $1.6 billion.
•	We realigned our internal financial reporting structure and are now presenting three reporting segments: Beauty & Home, Pharma, and Closures.
•	The sales growth was led in large part to a resurgence of the fragrance/cosmetics industry where sales of our products by our Beauty & Home segment grew significantly compared to the prior year. This growth was driven by an increase in demand for our products as well as the impact of acquisitions completed in 2005 and 2006.
•	We reported record diluted earnings per share of $2.87 per share in spite of absorbing $.24 per share related to the recording of stock option expense beginning in 2006.
•	We repurchased more than 1 million shares of our common stock for the third consecutive year.
•	We continued our pursuit of finding businesses that possess unique technology or quality products or that enhance the services and products we offer our global customers by acquiring two companies in 2006 and purchasing the remaining minority interests of another two operations that were previously not 100% owned. These acquisitions, along with those completed in 2005 added approximately $92 million or 7% of the sales increase in 2006.
•	Cash flow from operations improved to $197 million in 2006 and capital expenditures were approximately $108 million compared to depreciation and amortization of approximately $115 million.
•	Finally our debt to capital is approximately 24% at the end of 2006 and our net debt (interest bearing debt less cash) to net capital (stockholder’s equity plus net debt), is approximately 12%.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2006		2005		2004
	Amount in	% of	Amount in	% of	Amount in	% of
	$ Thousands	Net Sales	$ Thousands	Net Sales	$ Thousands	Net Sales

Net sales	$1,601,385	100.0%	$1,380,009	100.0%	$1,296,608	100.0%
Cost of sales (exclusive of depreciation shown below)	1,086,269	67.8	927,585	67.2	866,865	66.8
Selling, research & development and administrative	238,907	14.9	203,389	14.7	194,366	15.0
Depreciation and amortization	114,606	7.2	99,242	7.2	94,493	7.3

Operating income	161,603	10.1	149,793	10.9	140,884	10.9

Other expense	(13,297)	(0.8)	(7,840)	(0.6)	(3,707)	(0.3)

Income before income taxes	148,306	9.3%	141,953	10.3%	137,177	10.6%

Net income	102,896	6.4%	100,034	7.3%	93,287	7.2%

Effective tax rate		30.6%		29.5%		32.0%

12 /ATR
2006 Form 10-K

NET SALES
Net sales increased 16% in 2006 to more than $1.6 billion compared to $1.4 billion recorded in 2005.  The average U.S. dollar rate weakened slightly compared to the Euro in 2006 compared to 2005, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 1% of the 16% sales growth. Approximately $92 million of the $221 million increase in net sales (approximately 7% of the 16% increase) related to acquisitions completed during 2005 and 2006.  The remaining 8% of sales growth was due primarily to increased demand of our innovative dispensing systems. Sales prices increased primarily to offset raw material increases.
In 2005, net sales increased more than 6% to nearly $1.4 billion compared to $1.3 billion recorded in 2004.  The average U.S. dollar rate in 2005 compared to the Euro was nearly the same as in 2004, and as a result, changes in exchange rates did not have a significant impact on sales in 2005.  Approximately $27 million of the increase in 2005 relates to acquisitions in 2005 while sales of custom tooling decreased nearly $19 million from the prior year with the majority of the decrease related to the personal care and food markets. Sales prices increased primarily to offset raw material cost increases.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2006	% of Total	2005	% of Total	2004	% of Total

Domestic	$470,405	29%	$419,178	30%	$391,279	30%
Europe	974,966	61%	829,863	60%	794,929	61%
Other Foreign	156,014	10%	130,968	10%	110,400	9%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percentage of net sales increased in 2006 to 67.8% compared to 67.2% in 2005.

The following factors negatively impacted our cost of sales percentage in 2006:

Increased Sales of Custom Tooling.  We had a $21.5 million increase in sales of custom tooling in 2006 compared to 2005. Traditionally, sales of custom tooling generate lower margins than our regular product sales and, thus, any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.

Operational Difficulties at French Closures Operations.  Production efficiency problems and excessive maintenance expense on production equipment at a Closures France operation negatively impacted the cost of sales percentage.

Rising Raw Material Costs.  Raw material costs, in particular plastic resin costs in the U.S. and metal prices worldwide, increased in 2006 compared to 2005.  While the majority of the plastic resin raw material price increase has been passed on to customers in the form of selling price increases, the net effect is a reduction in the margin percentage.

Higher Compliance Costs For The Pharma Industry.  We incurred additional costs in our Pharma segment due to more stringent quality standards on certain of our products. These costs include, among others, higher personnel-related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components.

Stock Option Expenses.  Stock option expense of approximately $900 thousand related to manufacturing employees was recorded in 2006 due to the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R “Share-Based Payment.”

The following factor positively impacted our cost of sales percentage in 2006:

Lower Redeployment Charges.  We announced in the third quarter of 2005 a three-year plan to reduce and redeploy certain personnel in our French fragrance/cosmetic operations. The objective of this three-year plan is to better align our production equipment and personnel between several sites in France to ultimately reduce costs and maintain our competitiveness. We are implementing this plan in phases over a three-year period and we expect to complete the plan in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Redeployment charges net of savings was approximately $500 thousand in 2006 compared to approximately $3.7 million in charges recorded in 2005.

In 2005, our cost of sales as a percentage of net sales increased to 67.2% compared to 66.8% in 2004.

The following factors negatively impacted our cost of sales percentage in 2005:

Redeployment Program and Severance Related Costs.  In 2005, redeployment charges of approximately $3.7 million were incurred with virtually no offsetting savings. We also incurred approximately $500 thousand of additional severance related costs in our other business units compared to 2004.

Continuing Price Pressure.  In 2005, pricing pressure continued to be strong in all the markets we served, particularly in the low-end of the fragrance/cosmetic market and for certain of our dispensing closures. Directly, Asian suppliers continued to

13 /ATR
2006 Form 10-K

export more pumps worldwide and particularly to the U.S. and European markets. Indirectly, some fragrance/cosmetic marketers in the U.S. and Europe sourced their entire product in Asia and imported the finished product back into the U.S.

Rising Raw Material Costs.  In 2005, raw material costs, in particular plastic resin, increased significantly due in part to the impact of the U.S. hurricanes. Due to normal delays in the timing of when these raw material price increases are passed on to customers, our margins were negatively affected.

The following factors positively impacted our cost of sales percentage in 2005:

Decreased Sales of Custom Tooling.  In 2005, sales of custom tooling decreased $19 million. Traditionally, sales of custom tooling generates lower margins than our regular product sales and thus any decrease in sales of custom tooling positively affects cost of sales as a percentage of net sales.

Cost Reduction Efforts.  In 2005, we continued to focus on reducing costs worldwide to offset the adverse effects of competitive price pressure and rising raw material costs.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 17.5% or $35.5 million in 2006. Approximately $12.4 million of the increase relates to the expensing of stock options due to the adoption of SFAS 123R. Acquisitions accounted for approximately $9.9 million of the increase. In spite of the $12.4 million for expensing of stock options (or 0.8% of sales), SG&A as a percentage of sales only increased to 14.9% in 2006 compared to 14.7% in 2005.
In 2005, our SG&A increased approximately 4.7% or $9.0 million. The majority of the increase relates to normal inflationary increases in costs such as salaries and professional fees. Acquisitions accounted for more than $2.8 million of the increase in SG&A costs. In addition, we spent $900 thousand more on research and development prototype tooling reflecting our ongoing emphasis on new products. SG&A as a percentage of sales, however, decreased to 14.7% in 2005 compared to 15.0% in 2004.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased 15.5% or $15.4 million in 2006. Acquisitions accounted for $7.2 million of the increase and a goodwill impairment charge added another $1.6 million. The remaining increase related to increased capital expenditures to support the growth of our business. Depreciation and amortization expense remained constant at 7.2% of net sales in 2006 and 2005.
In 2005, depreciation and amortization expense increased 5.0% or $4.7 million. Acquisitions in 2005 accounted for $2.2 million of the increase. The remaining increase related to increased capital expenditures to support the growth of our business. Depreciation and amortization expense decreased to 7.2% of net sales from 7.3% in 2004.

OPERATING INCOME
Operating Income increased approximately $11.8 million or 7.9% to $161.6 million. Negatively impacting operating income were charges relating to the expensing of stock options of $13.3 million in 2006 as well as operating difficulties at a French Closures facility. This was more than offset by increased operating income of $8.4 million from acquisitions, strong demand for our products from the fragrance/cosmetic market and lower redeployment charges net of savings achieved. Operating income as a percentage of sales decreased to 10.1% in 2006 compared to 10.9% in 2005 primarily due to the $13.3 million of stock option expense recorded in 2006.
In 2005, operating income increased approximately $8.9 million or 6.3% to $149.8 million. The increase in operating income was due primarily to an increase in sales volumes from 2004 to 2005. Operating income as a percentage of sales remained constant at 10.9% in 2005 in spite of the significant increase in raw material costs and the redeployment expenses mentioned above.

NET OTHER EXPENSES
Net other expenses in 2006 increased to $13.3 million compared to $7.8 million in 2005 principally reflecting increased interest expense of $4.8 million. The increase in interest expense related to an increase in our average borrowings primarily due to stock repurchase activities as well as an increase in average interest rates. Additionally, equity in results of affiliates decreased nearly $1.1 million in 2006 compared to 2005 as a result of acquiring the remaining 50% of an operation late in 2005 that was previously accounted for under the equity method.
In 2005, net other expenses increased to $7.8 million compared to $3.7 million in 2004 principally reflecting increased interest expense of $2.1 million, a decrease in interest income of $1.3 million and a net negative change of $1.7 million in foreign currency transactions. The increase in interest expense related to an increase in our average borrowings due to our stock repurchase activities and rising short-term interest rates. The decrease in interest income related to a reduction in our cash position in Europe during 2005, due primarily to the use of cash for acquisitions made in Europe.

EFFECTIVE TAX RATE
The reported effective tax rate for 2006 increased to 30.6% compared to 29.5% in 2005, primarily due to prior years’ U.S. research and development credits of approximately $1.2 million realized in the second quarter of 2005. In addition, due to a special one-time Italian tax law policy relating to taxation of previously issued government grants, we were able to reduce

14 /ATR
2006 Form 10-K

certain previously recorded deferred tax liabilities by approximately $2 million also in the second quarter of 2005. The tax provision for 2006 includes a benefit of $1.6 million from a change in German tax law recorded in the fourth quarter.
In 2005, the reported effective tax rate decreased to 29.5% compared to 32.0% in 2004. The decrease in the effective tax rate is due primarily to benefits realized in the second quarter of 2005 mentioned in the previous paragraph.

NET INCOME
We reported net income of $102.9 million in 2006 compared to $100.0 million reported in 2005 and $93.3 million reported in 2004.

BEAUTY & HOME SEGMENT

				% Change	% Change
Years Ended December 31,	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net Sales	$837,093	$698,366	$644,097	19.9%	8.4%
Segment Income (1)	72,396	54,009	53,259	34.0	1.4
Segment Income as a percentage of Net Sales	8.6%	7.7%	8.3%

(1)	Segment Income is defined as earnings before net interest, corporate expenses and income taxes. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 17 to the Consolidated Financial Statements in Item 8.

Net sales increased nearly 20% in 2006 to $837.1 million compared to $698.4 million in 2005. Acquisitions accounted for approximately 11% of the 20% increase in sales. The remainder of the increase in sales was led by strong demand for our products from the fragrance/cosmetic and personal care markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic market increased approximately 26% in 2006. Approximately 15% of the sales growth was related to acquisitions. The remaining 11% growth in sales is due to a combination of general market growth and the success of our new sampling products to the fragrance market. Sales excluding changes in exchange rates of our products to the personal care market increased 16% in 2006. Approximately 6% of the sales growth was related to acquisitions. The remaining 10% growth in sales is due primarily to the strength of the European personal care market as well as the worldwide success of our new accessories such as turning/locking actuators. Sales excluding changes in exchange rates to the household market decreased approximately 18% due primarily to a sluggish paint and automotive sector combined with a planned reduction of sales to lower margin accounts.
In 2005, net sales by the Beauty & Home segment increased more than 8% compared to 2004. Acquisitions accounted for roughly half of the 8% increase in sales. The remainder of the increase in sales was due primarily to an increase in demand for our products from the personal care market in particular for our pump product lines in both the U.S. and Europe. Sales of our products to the fragrance/cosmetic market increased approximately 6% in 2005. Approximately 2.6% of the growth was related to acquisitions. Price competition particularly in the low end of the market negatively affected sales growth and operating margins.
Segment Income increased approximately 34% to $72.4 million in 2006 compared to $54.0 million reported in 2005. Acquisitions accounted for approximately $6.2 million or 12% of the 34% increase in segment income. A net reduction in Redeployment Program costs net of savings realized accounted for approximately $3.2 million of the increase in segment income. The remainder of the increase in segment income of $9.0 million is due primarily to the strong demand coming from the fragrance/cosmetic market and the improved profitability related to this increase in demand.
In 2005, segment Income increased approximately $0.8 million or 1.4% compared to 2004. Acquisitions added approximately $4.0 million to segment income in 2005. This was offset primarily by redeployment charges recorded in 2005 of more than $3.7 million. The remainder of the increase was due to sales volume increase noted above partially offset by higher raw material costs and continued price pressure.

CLOSURES SEGMENT

				% Change	% Change
Years Ended December 31,	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net Sales	$441,203	$385,161	$354,302	14.6%	8.7%
Segment Income	44,031	42,392	31,331	3.9	35.3
Segment Income as a percentage of Net Sales	10.0%	11.0%	8.8%

Net sales to the Closures segment increased nearly 15% in 2006. Acquisitions accounted for approximately 4% of the 15% increase in sales. Price increases, primarily related to resin price pass throughs and the success of our SimpliSqueeze product, were the primary reasons for the remainder of the sales growth. Sales excluding changes in exchange rates of our products to

15 /ATR
2006 Form 10-K

the personal care market increased 13% in 2006 while acquisitions accounted for more than half of the growth. Sales excluding changes in exchange rates of our products to the household and food/beverage markets increased 9% and 13%, respectively in 2006.
In 2005, net sales to the Closures segment increased nearly 9%. Sales of our products to the food/beverage market increased approximately 17% in 2005 in spite of a reduction in sales of custom tooling of approximately $5 million. The increase in product sales reflected the continued acceptance of our products by this market. Sales of our products to the personal care market increased nearly 9% in spite of a reduction in sales of custom tooling of approximately $10 million.
Segment Income increased 3.9% to $44.0 million in 2006 compared to $42.4 million in 2005. Acquisitions accounted for $0.3 million of the increase in Segment Income. Weak product sales and operational difficulties in France along with a general mix of products sold with lower margins caused Segment Income in Europe to decrease approximately $1.7 million compared to the prior year. This was more than offset by improved Segment Income from North America due primarily to sales volume increases and production efficiency improvements.
In 2005, segment Income increased 35% to $42.4 million compared to $31.3 million in 2004. The significant increase in profitability was driven by strong North American results primarily related to an increase in sales volumes, better mix of products sold and productivity improvements.

PHARMA SEGMENT

				% Change	% Change
Years Ended December 31,	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net Sales	$322,603	$296,109	$298,187	8.9%	(0.7%)
Segment Income	80,841	76,004	78,601	6.4	(3.3)
Segment Income as a percentage of Net Sales	25.1%	25.7%	26.4%

Net sales to the Pharma segment increased nearly 9% in 2006 as strong sales of our MDI’s helped offset a general softness in sales of nasal spray pumps.
In 2005, net sales to the Pharma segment decreased approximately 1% as sales of our spray pumps to generic pharmaceutical customers for allergy relief products decreased significantly from 2004. In addition, sales of custom tooling also decreased nearly $3 million from 2004.
Segment Income increased 6.4% to $80.8 million in 2006 compared to $76.0 million reported in 2005. Increased segment income from higher sales and increased selling prices was offset slightly by higher quality-related and compliance-related costs as well as the mix of products sold in 2006.
In 2005, segment Income decreased 3.3% to $76.0 million compared to $78.6 million reported in 2004. The reduction in segment income was due primarily to the reduction in sales volumes of nasal spray pumps sold to generic pharmaceutical companies noted above.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents increased to $170.6 million at the end of 2006 from $117.6 million at the end of 2005. Total short and long-term interest bearing debt increased to $296.3 million at the end of 2006 from $246.6 million at the end of 2005. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 12% compared to 14% as of December 31, 2005.
In 2006, our operations provided $197.5 million in cash flow. This compares with $194.1 million in 2005 and $183.2 million in 2004. We anticipate that cash flow from operations in 2007 will be at or above 2006 levels. In each of the past three years, we primarily derived cash flow from operations from earnings before depreciation and amortization. The slight increase in cash generated from operating activities in 2006 reflects strong growth in earnings before depreciation and amortization offset partially by increased use of cash for working capital needs compared to 2005. The increase in cash generated from operating activities in 2005 reflects strong growth in earnings before depreciation and amortization. During 2006, we utilized the majority of the operating cash flows to finance capital expenditures, repurchase Company stock, and pay higher dividends to shareholders.
We used $141.8 million in cash for investing activities during 2006, compared to $193.6 million during 2005 and $115.0 million in 2004. This decrease in 2006 is primarily due to $53.0 million less cash invested in acquisitions of businesses in 2006 compared to 2005. Capital expenditures totaled $107.7 million in 2006, $104.4 million in 2005 and $119.7 million in 2004. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that we will spend approximately $137 million (assuming current exchange rates) on capital expenditures in 2007, of which approximately 25% will be spent on new product introductions.
We used $17.3 million in cash for financing activities during 2006 compared to $34.6 million in 2005 and $75.0 million in 2004. The primary reason for the decrease in cash used for financing activities in 2006 was $50 million proceeds of private

16 /ATR
2006 Form 10-K

placement debt received in 2006. This helped fund the buy back of our stock and fund an increase in shareholder dividends of approximately $4.6 million. In 2006, 1.1 million shares were repurchased for an aggregate amount of $57.7 million, leaving 2.0 million of authorized shares remaining to be repurchased. In 2005 the majority of the cash used for financing activities was to buy back shares of our stock while in 2004, the majority of cash used for financing activities was used to pay down long and short-term debt, to pay dividends to our shareholders and to buy back shares of our stock.
We negotiated an amendment to our revolving credit facility (including a $50 million increase in the amount of the facility to $200 million). Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At December 31, 2006, the amount unused and available under this agreement was $125 million. We are required to pay a nominal fee for this commitment based on our financial condition. The agreement expires on July 31, 2011, but there are two extensions of one year each available to the Company. In addition, we refinanced $50 million of existing borrowings with ten year private placement debt in 2006 at a fixed interest rate of 6.0%.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2006

Debt to total capital ratio	55%	24%

Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $860 million before the 55% requirement was exceeded.
Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $170.6 million in cash and equivalents is located outside of the U.S. In 2006, we decided to repatriate in 2007, a portion (approximately $10 million) of non-U.S. subsidiary current year earnings. We have provided for additional taxes of approximately $0.5 million in 2006 for this repatriation.
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

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2055. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. If the Company exercises its option to purchase the building, the Company would account for this transaction as a capital expenditure. If the Company does not exercise the purchase option by the end of the lease in 2008, the Company would be required to pay an amount not to exceed $9.5 million and would receive certain rights to the proceeds from the sale of the related property. The value of the rights to be obtained relating to this property is expected to exceed the amount paid if the purchase option is not exercised. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section “Overview of Contractual Obligations” for future payments relating to operating leases.

17 /ATR
2006 Form 10-K

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2006:

					2012 and
	Total	2007	2008-2009	2010-2011	After

Long-term debt (1)	$188,620	$24,221	$44,171	$69,343	$50,885
Capital lease obligations (1)	7,098	2,620	2,941	1,222	315
Operating leases	30,048	12,861	11,115	4,144	1,928
Building lease obligation (2)	9,500	—	9,500	—	—
Interest obligations (3)	55,785	16,644	15,192	10,059	13,890
Other long-term liabilities reflected on the balance sheet under GAAP (4)	—	—	—	—	—

Total Contractual Obligations	$291,051	$56,346	$82,919	$84,768	$67,018

(1)	The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)	The building lease payment indicated in the table assumes that the Company exercises its option to purchase the building at the end of the lease in 2008 for approximately $9.5 million, which represents the estimated residual value of the building at the end of the lease date.
(3)	Approximately 43% of our total interest bearing debt has variable interest rates. Using our variable rate debt outstanding as of December 31, 2006 of approximately $127.0 million at an average rate of 6%, we included approximately $7.3 million of variable interest rate obligations in 2007. No variable interest rate obligations were included in subsequent years.
(4)	Aside from deferred income taxes and minority interest, we have approximately $42 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement and deferred compensation plans. See Note 8 to the Consolidated Financial Statements in Item 8 for a schedule of estimated future benefit payments related to the Company’s defined benefit plans. Timing of future payments relating to the remaining deferred compensation and other obligations are not included in the table as they are difficult to determine because they are based upon government contribution requirements, which fluctuate annually, or they will be amortized in the future and will not be settled in cash.

ADOPTION OF ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has performed a preliminary evaluation and determined that it currently does not have any embedded derivatives and as a result the adoption of this accounting pronouncement is not expected to have an impact on the financial results of the Company.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial results or existing covenants of the Company.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of assessing the impact of the adoption of FIN 48 will have on its financial statements but does not believe it will have a significant impact upon adoption.

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

18 /ATR
2006 Form 10-K

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
As discussed in Note 3 to the Consolidated Financial Statements, we have performed our annual assessment of our goodwill for impairment and have determined that due to a decrease in active customer projects and lack of new potential applications for a research and development company that works on electronic dispensing technology, the fair value of this reporting unit was less than the carrying value. As a result, a goodwill impairment loss of $1.6 million was recognized for this reporting unit in the fourth quarter of 2006. Remaining goodwill of approximately $207.9 million is shown on our balance sheet as of December 31, 2006.
We believe that the accounting estimate related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about the future cash flows for each reporting unit over several years in the future, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today. The estimate for future cash flows and its impact on the impairment testing of goodwill is a critical accounting estimate for all the segments of our business.
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
The remaining $207.9 million of goodwill is reported in three reporting units. Two of the three reporting units have fair values, which significantly exceed their carrying values. The third reporting unit contains approximately $30.7 million of the total $207.9 million in goodwill and has the smallest excess of fair value over carrying value of the three reporting units.
We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 61% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $30.7 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $30.7 million of goodwill would be at risk for impairment. A full $30.7 million impairment loss would have reduced Total Assets as of December 31, 2006 by approximately 2% and would have reduced Income Before Income Taxes in 2006 by nearly 21%.
If we had been required to recognize an impairment loss of the full $30.7 million, it would likely not have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.

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
We believe that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because: (1) it requires management to make assumptions about the ability to collect amounts owed from customers in the future, and (2) changes to these assumptions or estimates could have a material impact on our results of operations. The estimate for the allowance for doubtful accounts is a critical accounting estimate for all of our segments.

19 /ATR
2006 Form 10-K

When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2006, we added approximately $1.9 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $1.4 million. Please refer to Schedule II – Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.
We had approximately $331.9 million in outstanding accounts receivable at December 31, 2006. At December 31, 2006, we had approximately $11.0 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $10 million. An additional loss of $10 million would reduce our Total Assets as of December 31, 2006 by approximately 1% and would have reduced Income Before Income Taxes by approximately 7%.
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
The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio such as the Citigroup Pension Index Curve. At December 31, 2006, the discount rates for our domestic and foreign plans were 5.8% and 4.4%, respectively.
We believe that the accounting estimates related to determining the valuation of pension benefits are critical accounting estimates because: (1) changes in them can materially affect net income, and (2) we are required to establish the discount rate and the expected return on fund assets, which are highly uncertain and require judgment. The estimates for the valuation of pension benefits are critical accounting estimates for all of our segments.
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $15.7 million increase in the PBO ($10.6 million for the domestic plans and $5.1 million for the foreign plans) and a $2.4 million increase in net periodic benefit cost ($1.9 million for the domestic plans and $0.5 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Shareholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $12.4 million decrease in the PBO ($8.3 million for the domestic plans and $4.1 million for the foreign plans) and a $1.7 million decrease in net periodic benefit cost ($1.3 million for the domestic plans and $0.4 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Shareholders’ Equity.
The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 64% was invested in equities, 18% was invested in fixed income securities and 18% was invested in a money market fund at December 31, 2006. Of foreign plan assets, approximately 33% was invested in equities, 57% was invested in fixed income securities and 10% was invested in real estate at December 31, 2006.
The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $0.4 million increase (or decrease) in net periodic benefit cost.
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $1.8 million decrease in

20 /ATR
2006 Form 10-K

the PBO ($0.6 million for the domestic plans and $1.2 million for the foreign plans) and a $0.4 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $2.0 million increase in the PBO ($0.7 million for the domestic plans and $1.3 million for the foreign plans) and a $0.4 million increase to the net periodic benefit cost.

Our primary pension related assumptions as of December 31, 2006 and 2005 were as follows:

Actuarial Assumptions as of December 31,	2006	2005

Discount rate:
Domestic plans	5.80%	5.40%
Foreign plans	4.40%	4.00%

Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	6.00%	6.00%

Rate of compensation increase:
Domestic plans	4.50%	4.50%
Foreign plans	3.00%	3.00%

In order to determine the 2007 net periodic benefit cost, the Company expects to use the December 31, 2006 discount rates, rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets. The estimated impact of the changes to the assumptions as noted in the table above on our 2007 net periodic benefit cost is not expected to be significant.

INCOME TAXES ON UNDISTRIBUTED EARNINGS OF FOREIGN SUBSIDIARIES
Our policy is to evaluate annually if we will repatriate non-U.S. subsidiary current year earnings or a portion thereof. It is also part of our policy that any current year or prior year earnings that have not been remitted to the U.S. will continue to be permanently reinvested in non-U.S. countries and as such, meets the indefinite reversal criteria of APB No. 23 “Accounting for Income Taxes-Special Areas” (“APB No. 23”). As of December 31, 2006, we have approximately $546 million of undistributed earnings of foreign subsidiaries. Since our intent is to reinvest the prior year earnings of our non-U.S. subsidiaries indefinitely that have not been remitted, we have not provided deferred taxes in our financial statements for any future repatriation in accordance with APB No. 23.
We believe that the accounting policy to indefinitely reinvest the earnings of our foreign subsidiaries is a critical accounting policy because: (1) any change or deviation from that policy could trigger additional tax expense for us that is not provided for in the financial statements today thus increasing our overall effective tax rate, reducing earnings per share and reducing cash flow; and (2) a majority of our $170.6 million in cash and equivalents is located outside of the U.S. The policy to reinvest earnings of our foreign subsidiaries indefinitely is a critical accounting policy for the company as a whole and does not directly impact any of our segments.
In 2006, we decided to repatriate a portion (approximately $10 million) of non-U.S. subsidiary current year earnings, which will be distributed in 2007. We have provided for additional taxes of approximately $0.5 million in 2006 for this repatriation. The remainder of the 2006 non-U.S. subsidiary current year earnings is expected to be permanently reinvested. Currently we have no future plans to repatriate any past or future foreign earnings other than the $10 million mentioned above. However, if a significant short-term liquidity crisis were to arise, it would be reasonably likely that we may have to consider repatriating some or all of our cash to the U.S.
Calculating the effect of taxes on repatriated foreign earnings is extremely complex. Taxes have to reflect the expected form of repatriation (generally, dividend, sale or liquidation, or loan to the parent). The form of repatriation will result in different characteristics of income (ordinary versus capital gain) or different amounts of deemed-paid foreign tax credits available.

SHARE-BASED COMPENSATION
The Company has adopted the modified prospective method of applying SFAS 123R, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated. Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the service period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures at the date of grant based on the Company’s historical experience and future expectations.
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

21 /ATR
2006 Form 10-K

U.S. Treasury rate over the expected term. Expected stock price volatility is based on historical volatility of the Company’s stock price. Dividend yield is management’s long-term estimate of annual dividends to be paid as a percentage of share price.
For 2006, the impact of adopting SFAS 123R reduced our operating income by $13.3 million and our diluted earnings per share by approximately $0.24. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense and, consequently, the related amounts recognized in the Condensed Consolidated Statement of Incomes.

OPERATIONS OUTLOOK

We anticipate the strong demand for our products in the second half of 2006 will continue into the first quarter of 2007 leading to an increase in sales in 2007. Customer demand remains strong in all the segments into 2007.
Our ability to pass on any additional increases in raw material prices to our customers depends on competitive forces in the marketplace. Delays or difficulties encountered with passing on price increases to our customers could have a negative impact on our 2007 anticipated results.
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
The U.S. dollar has weakened compared to the Euro at the end of 2006 and has continued to weaken during the first quarter of 2007. Since a majority of our sales are denominated in Euros, a strengthening Euro will have a positive impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. A weakening U.S. dollar compared to the Euro makes imported European produced products more expensive, thereby reducing operating margins. The net impact of the weakening U.S. dollar is difficult to predict or estimate, but it is likely that any positive impact achieved from translating Euro denominated financial statements into U.S. dollars may be partially offset by the higher cost of imported products.
We expect the annual effective tax rate for 2007 to be in the range of 31% to 32% compared to a rate of 30.6% for 2006.
Although the Board of Directors awarded approximately the same number of stock options in 2007, due to an increase of approximately $2.50 per share in the value of these shares, we anticipate that the pretax impact in 2007 for the expensing of stock options will increase to approximately $14.1 million compared to $13.3 million recorded in 2006. The increase in stock option expense of $0.8 million will not be evenly distributed throughout the year. We currently anticipate that stock option expense will increase approximately $1.7 million in the first quarter of 2007 compared to 2006, remain the same in the second quarter and then decrease in the third and fourth quarters of 2007 compared to 2006 by approximately $0.5 million and $0.4 million, respectively.
We are anticipating diluted earnings per share for the first quarter of 2007 to be in the range of $.69 to $.74 per share compared to $.55 per share recorded in the prior year first quarter.

22 /ATR
2006 Form 10-K

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials (particularly resin and metal);
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation, such as recycling laws;
•	competition (particularly from Asia) and technological change;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to successfully integrate our recent acquisitions and our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer spending levels;
•	work stoppages due to labor disputes;
•	the timing and recognition of the costs of the workforce redeployment program in France;
•	the demand for existing and new products;
•	significant product liability claims;
•	other risks associated with our operations.

Other risks and uncertainties are disclosed in Part I, Item 1A, “Risk Factors” of this Form 10-K. Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

23 /ATR
2006 Form 10-K

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
The table below provides information, as of December 31, 2006, about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2007 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

In thousands
		Average
Year Ended December 31, 2006		Contractual
Buy/Sell	Contract Amount	Exchange Rate
Euro/U.S. Dollar	$38,429	1.2891
Swiss Francs/Euro	14,785	0.6273
Canadian Dollar/Euro	11,043	0.6979
Euro/Brazilian Real	10,077	4.0299
U.S. Dollar/Euro	4,137	0.7711
Euro/British Pound	3,094	0.6761
Chinese Yuan/Japanese Yen	1,554	14.9760
Euro/Swiss Franc	1,119	1.5800
U.S. Dollar/Indian Rupee	1,000	46.2150
Other	3,968

Total	$89,206

As of December 31, 2006, we have recorded the fair value of foreign currency forward exchange contracts of $28 thousand in accounts payable and accrued liabilities and $755 thousand in deferred and other non-current liabilities in the balance sheet.
At December 31, 2006, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million, which requires us to pay a variable interest rate (which was 5.3% at December 31, 2006) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.2 million, assuming a tax rate of 32%. As of December 31, 2006, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.9 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2006 as any hedge ineffectiveness for the period is minimal.
As of December 31, 2006, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.2 million) as of December 31, 2006. There were no foreign currency forward contracts utilized to hedge cash flow exposures as of December 31, 2005. During the year ended December 31, 2006, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately five years (March 2012).

24 /ATR
2006 Form 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts
Years Ended December 31,	2006	2005	2004
Net Sales	$1,601,385	$1,380,009	$1,296,608

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	1,086,269	927,585	866,865
Selling, research & development and administrative	238,907	203,389	194,366
Depreciation and amortization	114,606	99,242	94,493

	1,439,782	1,230,216	1,155,724

Operating Income	161,603	149,793	140,884

Other Income (Expense):
Interest expense	(16,985)	(12,144)	(10,012)
Interest income	4,214	3,004	4,255
Equity in results of affiliates	506	1,646	1,323
Minority interests	(80)	342	(383)
Miscellaneous, net	(952)	(688)	1,110

	(13,297)	(7,840)	(3,707)

Income Before Income Taxes	148,306	141,953	137,177

Provision For Income Taxes	45,410	41,919	43,890

Net Income	$102,896	$100,034	$93,287

Net Income Per Common Share
Basic	$2.95	$2.84	$2.58

Diluted	$2.87	$2.77	$2.51

See accompanying notes to consolidated financial statements.

25 /ATR
2006 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2006	2005

Assets
Current Assets:
Cash and equivalents	$170,576	$117,635
Accounts and notes receivable, less allowance for doubtful accounts of $10,963 in 2006 and $10,356 in 2005	320,969	260,175
Inventories	226,455	184,241
Prepayments and other	44,820	43,240

	762,820	605,291

Property, Plant and Equipment:
Buildings and improvements	236,743	201,194
Machinery and equipment	1,212,386	1,058,684

	1,449,129	1,259,878
Less: Accumulated depreciation	(872,241)	(735,659)

	576,888	524,219
Land	14,189	12,601

	591,077	536,820

Other Assets:
Investments in affiliates	3,388	5,050
Goodwill	207,882	184,763
Intangible assets	19,820	16,927
Miscellaneous	7,025	8,468

	238,115	215,208

Total Assets	$1,592,012	$1,357,319

See accompanying notes to consolidated financial statements.

26 /ATR
2006 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2006	2005

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$100,583	$97,650
Current maturities of long-term obligations	26,841	4,453
Accounts payable and accrued liabilities	272,761	218,659

	400,185	320,762

Long-Term Obligations	168,877	144,541

Deferred Liabilities and Other:
Deferred income taxes	33,741	45,056
Retirement and deferred compensation plans	40,134	31,023
Deferred and other non-current liabilities	2,112	1,849
Commitments and contingencies	—	—
Minority interests	563	4,700

	76,550	82,628

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 99 million shares authorized, and 39.2 and 38.6 million issued at 2006 and 2005, respectively	392	386
Capital in excess of par value	195,343	162,863
Retained Earnings	844,921	771,304
Accumulated other comprehensive income	109,505	24,289
Less: Treasury stock at cost, 4.6 million and 3.7 million shares in 2006 and 2005, respectively	(203,761)	(149,454)

	946,400	809,388

Total Liabilities and Stockholders’ Equity	$1,592,012	$1,357,319

See accompanying notes to consolidated financial statements.

27 /ATR
2006 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years Ended December 31,	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$102,896	$100,034	$93,287
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	109,037	96,693	91,591
Amortization	5,569	2,549	2,902
Stock option based compensation	13,313	—	—
Provision for bad debts	1,893	1,197	1,466
Labor redeployment	(1,327)	2,323	—
Minority interests	80	(342)	383
Deferred income taxes	(10,142)	(6,244)	(2,170)
Retirement and deferred compensation plans	6,223	4,707	3,483
Equity in results of affiliates in excess of cash distributions received	(506)	(1,498)	(1,155)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	(27,376)	6,020	(6,654)
Inventories	(22,801)	(351)	(14,282)
Prepaid and other current assets	1,051	(8,455)	6,875
Accounts payable and accrued liabilities	17,477	1,824	22
Income taxes payable	5,243	(9,767)	4,202
Other changes, net	(3,169)	5,365	3,275

Net cash provided by operations	197,461	194,055	183,225

Cash Flows from Investing Activities:
Capital expenditures	(107,663)	(104,428)	(119,745)
Disposition of property and equipment	6,948	732	6,852
Intangible assets	(4,696)	(1,561)	(1,736)
Acquisition of business, net of cash acquired	(36,787)	(89,761)	—
Disposition of investment in affiliates	—	11	—
Collection (issuance) of notes receivable, net	355	1,441	(342)

Net cash used by investing activities	(141,843)	(193,566)	(114,971)

Cash Flows from Financing Activities:
Proceeds from notes payable	2,128	34,108	—
Repayments of notes payable	—	—	(32,831)
Proceeds from long-term obligations	54,545	7,590	25,000
Repayments of long-term obligations	(9,217)	(8,092)	(8,990)
Dividends paid	(29,279)	(24,631)	(15,933)
Proceeds from stock option exercises	19,535	17,544	13,320
Purchase of treasury stock	(57,682)	(61,081)	(55,536)
Excess tax benefit from exercise of stock options	2,624	—	—

Net cash used by financing activities	(17,346)	(34,562)	(74,970)

Effect of Exchange Rate Changes on Cash	14,669	(18,660)	12,102

Net increase/(decrease) in Cash and Equivalents	52,941	(52,733)	5,386
Cash and Equivalents at Beginning of Period	117,635	170,368	164,982

Cash and Equivalents at End of Period	$170,576	$117,635	$170,368

Supplemental Cash Flow Disclosure:
Interest paid	$14,029	$11,958	$9,792
Income taxes paid	50,500	58,800	47,017
Capital lease obligations	1,780	100	—

See accompanying notes to consolidated financial statements.

28 /ATR
2006 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2006, 2005 and 2004

In thousands

				Accumulated
				Other	Common		Capital in
	Comprehensive	Total	Retained	Comprehensive	Stock	Treasury	Excess of
	Income	Equity	Earnings	Income/(Loss)	Par Value	Stock	Par Value

Balance – December 31, 2003:		$783,051	$618,547	$65,708	$377	$(38,291)	$136,710
Net income	$93,287	93,287	93,287
Foreign currency translation adjustments	55,771	55,771		55,771
Minimum pension liability adjustment, net of tax	(1,156)	(1,156)		(1,156)

Comprehensive income	$147,902

Stock option exercises & restricted stock vestings		13,713			5	1,696	12,012
Cash dividends declared on common stock		(15,933)	(15,933)
Treasury stock purchased		(55,536)				(55,536)

Balance – December 31, 2004:		873,197	695,901	120,323	382	(92,131)	148,722
Net income	$100,034	100,034	100,034
Foreign currency translation adjustments	(94,653)	(94,653)		(94,653)
Minimum pension liability adjustment, net of tax	(1,381)	(1,381)		(1,381)

Comprehensive income	$4,000

Stock option exercises & restricted stock vestings		17,903			4	3,758	14,141
Cash dividends declared on common stock		(24,631)	(24,631)
Treasury stock purchased		(61,081)				(61,081)

Balance – December 31, 2005:		809,388	771,304	24,289	386	(149,454)	162,863
Net income	$102,896	102,896	102,896
Foreign currency translation adjustments	88,678	88,678		88,678
Minimum pension liability adjustment, net of tax	867	867		867
Net loss on Derivatives	(28)	(28)		(28)

Comprehensive income	$192,413

Stock option exercises & restricted stock vestings		35,861			6	3,375	32,480
Adjustment to initially adopt SFAS 158, net of tax		(4,301)		(4,301)
Cash dividends declared on common stock		(29,279)	(29,279)
Treasury stock purchased		(57,682)				(57,682)

Balance – December 31, 2006:		$946,400	$844,921	$109,505	$392	$(203,761)	$195,343

See accompanying notes to consolidated financial statement.

29 /ATR
2006 Form 10-K

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

INVESTMENTS IN AFFILIATED COMPANIES
The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company’s products. The Company received dividends from affiliated companies of $148, and $168 in 2005 and 2004, respectively. The Company received no dividends from affiliated companies in 2006. The Company has approximately $1.4 million included in its December 31, 2006 consolidated retained earnings, which represent undistributed earnings of affiliated companies accounted for by the equity method.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. Goodwill and indefinite-lived intangible assets must be tested annually, or as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2006. At the time the annual analysis was finalized, a goodwill impairment loss for one reporting unit of $1,615 was recognized for a research and development company that works on electronic dispensing systems due to a decrease in active customer projects and lack of new potential applications. The fair values of the remaining three reporting units exceeded the carrying values and, therefore, no additional impairment of goodwill was recorded in 2006. As the fair values of the reporting units exceeded the carrying values in 2005 and 2004, no impairment of goodwill was recorded in 2005 or 2004.

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

30 /ATR
2006 Form 10-K

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

RESEARCH & DEVELOPMENT EXPENSES
Research and development costs are expensed as incurred. These costs amounted to $48,178, $45,737 and $41,890 in 2006, 2005 and 2004, respectively.

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
Except as noted below, the Company has the expressed intention to reinvest the undistributed earnings of its non-U.S. subsidiaries, which meets the indefinite reversal criteria of Accounting Principles Board Opinion Number 23, “Accounting or Income Taxes-Special Areas” (“APB 23”). A provision has not been made for U.S. or additional foreign taxes on $545,854 of undistributed earnings of non-U.S. subsidiaries, which has been designated as permanently reinvested as of December 31, 2006. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. The Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof. In 2004, 2005 and 2006, the Company decided to repatriate a portion of non-U.S. subsidiary current year earnings in 2005, 2006 and 2007, respectively and deferred taxes related to the repatriations were provided for in the year the decision was made. See Note 5 for more information.

TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of stockholders’ equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $1,698 in 2006, a loss of $1,269 in 2005 and a gain of $412 in 2004.

STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Also under the new standard, excess tax benefits related to issuance of equity instruments under share-based payment arrangements are considered financing instead of operating cash flow activities. The Company has adopted the modified prospective method of applying SFAS 123R, which requires the recognition of compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated.

31 /ATR
2006 Form 10-K

Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for stock-based awards. Under APB 25, the Company only recorded stock-based compensation expense for restricted stock unit grants, which amounted to $0.4 million in 2005 and 2006. Under APB 25, the Company was not required to recognize compensation expense for stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option based compensation in the prior years.

Years Ended December 31,	2005	2004

Net income, as reported	$100,034	$93,287
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,852)	(4,080)

Pro forma net income	$94,182	$89,207

Earnings per share:
Basic – as reported	$2.84	$2.58

Basic – pro forma	$2.68	$2.46

Diluted – as reported	$2.77	$2.51

Diluted – pro forma	$2.60	$2.40

SFAS 123R upon adoption required the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. For awards granted prior to adoption, the Company recognizes compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. Had the Company been previously using the non-substantive approach, stock option expense net of related tax effects would have been higher by $0.8 million ($.02 per share) for the year ended December 31, 2005 and would have been higher by approximately $1.0 million ($.03 per share) for the year ended December 31, 2004. See Note 13 for more information.

REVENUE RECOGNITION
Product Sales.  In accordance with Staff Accounting Bulletin Number 104: “Revenue Recognition,” the Company’s policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer, when the Company has no remaining obligations regarding the transaction and when collection is reasonably assured. The majority of the Company’s products shipped from the U.S. transfers title and risk of loss when the goods leave the Company’s shipping location. The majority of the Company’s products shipped from Europe transfers title and risk of loss when the goods reach their destination.

Services and Other.  The Company occasionally invoices customers for certain services. The Company also receives revenue from other sources such as license or royalty agreements. Revenue is recognized when services are rendered or rights to use assets can be reliably measured and when collection is reasonably assured. Service and other revenue is not material to the Company’s results of operations for any of the years presented.

NOTE 2 INVENTORIES

At December 31, 2006 and 2005, approximately 21% and 23%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2006	2005

Raw materials	$84,470	$65,644
Work-in-process	49,377	41,032
Finished goods	95,403	81,105

Total	229,250	187,781
Less LIFO reserve	(2,795)	(3,540)

Total	$226,455	$184,241

32 /ATR
2006 Form 10-K

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual analysis of the fair value of its reporting units as of December 31, 2006 using both a discounted cash flow analysis and market multiple approach. Due to a decrease in active customer projects and lack of new potential applications for a research and development company that works on electronic dispensing technology, the fair value of this reporting unit was determined to be less than the carrying value at the time of the annual assessment. As a result, a goodwill impairment loss of $1,615 was recognized for this reporting unit in the fourth quarter of 2006. The impairment loss of $1,615 is included in amortization expense.
The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows by reporting segment:

		Beauty &		Corporate
	Pharma	Home	Closures	and Other	Total

Balance as of December 31, 2005	$20,960	$145,800	$16,550	$1,453	$184,763
Acquisitions (See Note 19)	—	818	12,774	—	13,592
Impairment loss	—	—	—	(1,615)	(1,615)
Foreign currency exchange effects	2,198	7,408	1,374	162	11,142

Balance as of December 31, 2006	$23,158	$154,026	$30,698	$—	$207,882

The table below shows a summary of intangible assets for the years ended December 31, 2006 and 2005.

		2006			2005
	Weighted Average	Gross			Gross
	Amortization Period	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortization intangible assets:
Patents	14	$17,267	$(9,750)	$7,517	$15,079	$(7,471)	$7,608
License agreements and other	8	21,196	(8,893)	12,303	14,971	(6,171)	8,800

	11	38,463	(18,643)	19,820	30,050	(13,642)	16,408

Unamortized intangible assets:
Minimum pension liability		—	—	—	519	—	519

		—	—	—	519	—	519

Total intangible assets		$38,463	$(18,643)	$19,820	$30,569	$(13,642)	$16,927

The Company spent approximately $2.3 million for intangible assets in 2006. These intangible assets related primarily to license agreements for new dispensing technologies. The license agreements are amortized on a straight-line basis between 5 and 7 years depending on the agreements. Additionally, $3.3 million of the increase in intangible assets related to the Company’s 2006 acquisitions.
Aggregate amortization expense for the intangible assets above, excluding the $1,615 of goodwill impairment in 2006, for the years ended December 31, 2006, 2005 and 2004 was $3,954, 2,549 and 2,902, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2007	$4,304
2008	$4,217
2009	$3,524
2010	$3,021
2011	$1,735

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2006.

33 /ATR
2006 Form 10-K

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2006 and 2005, accounts payable and accrued liabilities consisted of the following:

	2006	2005

Accounts payable, principally trade	$135,985	$102,127
Accrued employee compensation costs	62,093	47,928
Unearned income	19,472	20,253
Other accrued liabilities	55,211	48,351

Total	$272,761	$218,659

NOTE 5 INCOME TAXES

Income before income taxes consists of:

Years Ended December 31,	2006	2005	2004

United States	$21,846	$31,627	$25,726
International	126,460	110,326	111,451

Total	$148,306	$141,953	$137,177

The provision for income taxes is comprised of:

Years Ended December 31,	2006	2005	2004

Current:
U.S. Federal	$16,612	$10,925	$9,501
State/Local	1,618	832	1,104
International	37,322	36,406	35,455

	$55,552	$48,163	$46,060

Deferred:
U.S. Federal/State	$(9,870)	$(2,249)	$(1,532)
International	(272)	(3,995)	(638)

	$(10,142)	$(6,244)	$(2,170)

Total	$45,410	$41,919	$43,890

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2006, 2005 and 2004 to income before income taxes is as follows:

Years Ended December 31,	2006	2005	2004

Income tax at statutory rate	$51,907	$49,683	$48,012
State income taxes, net of federal benefit	947	179	499
Research & development credits	(2,837)	(3,078)	(1,134)
Provision for distribution of foreign earnings	1,551	657	350
Italian government grant special election	—	(1,955)	—
German unremitted earnings tax credit	(1,584)	—	—
Rate differential on earnings of foreign operations	(3,718)	(3,269)	(3,407)
Other items, net	(856)	(298)	(430)

Actual income tax provision	$45,410	$41,919	$43,890

Effective income tax rate	30.6%	29.5%	32.0%

The tax provision for 2006 included a benefit of $1.6 million from a change in German tax law as to the manner in which corporations receive refunds that exist from the corporate tax system that was in force in Germany until 2001. This refund is payable over a 10 year period beginning in 2008 and is shown at the appropriate discounted amount. The tax provision for 2005 included a special one-time Italian tax law policy change relating to taxation of previously issued government grants, that enabled us to reduce certain previously recorded deferred tax liabilities by approximately $2.0 million.

34 /ATR
2006 Form 10-K

Significant deferred tax assets and liabilities as of December 31, 2006 and 2005 are comprised of the following temporary differences:

	2006	2005

Deferred Tax Assets:
Accruals	$13,933	$10,207
Inventory	5,449	4,488
Net operating loss carryforwards	2,335	1,176
Foreign tax credit carryforwards	2,248	937
Asset bases differentials	1,415	1,435
Stock options	982	—
Other	356	248

Total gross deferred tax assets	26,718	18,491
Less valuation allowance	(3,282)	(1,864)

Net deferred tax assets	23,436	16,627

Deferred Tax Liabilities:
Depreciation and amortization	39,707	40,186
Leases	7,271	6,176
Stock options	—	2,851
Undistributed earnings of foreign subsidiaries	500	592
Other	1,615	1,173

Total gross deferred tax liabilities	49,093	50,978

Net deferred tax liabilities	$25,657	$34,351

Gross deferred tax assets for foreign tax loss carryforwards increased from $1.1 million at December 31, 2005 to $2.3 million at December 31, 2006. This increase reflects loss carryforwards included with the purchase of a Brazilian entity completed during 2006. These losses have an unlimited carryforward period. The remaining foreign tax loss carryforwards begin to expire in 2007 through 2013. Management believes the deferred tax assets related to the losses outside of Brazil will not be realized.

US foreign tax credit carryforwards increased from $0.9 million at December 31, 2005 to $2.2 million at December 31, 2006. These tax credits begin to expire in 2013. Management believes the Company will not be able to realize the benefits of these deferred tax assets.

The Company has established a valuation allowance for the deferred assets related to the foreign loss and US foreign tax credit carryforwards not expected to be realized. The valuation allowance increased from $1.8 million at December 31, 2005 to $3.3 million at December 31, 2006, primarily from the increase in the amount of US foreign tax credit carryforwards.

No provision for taxes on the cumulative earnings of non-US subsidiaries that have been reinvested indefinitely has been made. These earnings relate to ongoing operations and, at December 31, 2006, were approximately $545,854. Deferred taxes are provided for earnings of non-US subsidiaries when we plan to remit those earnings to the US.

The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.6 million would become payable in the event the income was distributed.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 is effective for years beginning after December 15, 2006 and as a result, is effective for us on January 1, 2007. The application of the “more likely than not” standard may increase the amount of income tax liabilities we have recorded for uncertain tax positions, but we do not believe it will have a significant impact upon adoption. Any cumulative effect from applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings.

NOTE 6 DEBT

Average borrowings under unsecured lines of credit were $102.0 million and $75.9 million for 2006 and 2005, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 5.5% and 4.5% for 2006 and 2005, respectively. There are no compensating balance requirements associated with short-term borrowings. In July of 2006, the Company entered into an amended five-year $200 million revolving credit facility. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company is required

35 /ATR
2006 Form 10-K

to pay a fee for this commitment. Commitment or facility fee payments in 2006, 2005 and 2004 were not significant. The amounts used under these agreements were $75.0 million at December 31, 2006 and 2005.
The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.

At December 31, the Company’s long-term obligations consisted of the following:

	2006	2005

Notes payable 0.5% – 13.1%, due in monthly and annual installments through 2015	$5,396	$7,556
Senior unsecured notes 6.6%, due in installments through 2011	107,897	108,470
Senior unsecured notes 5.1%, due in 2011	25,000	25,000
Senior unsecured notes 6.0% due in 2016	50,000	—
Mortgage payable at 2.1%, due in monthly and annual installments
through 2008	327	484
Capital lease obligations	7,098	7,484

	195,718	148,994
Current maturities of long-term obligations	(26,841)	(4,453)

Total long-term obligations	$168,877	$144,541

Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.
Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years and thereafter beginning in 2007 are $24,221, $21,965, $22,206, $21,722, $47,621 and $50,885 thereafter.

NOTE 7 LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2055. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. The Company has an option on one building lease to purchase the building during or at the end of the term of the lease, which expires in 2008, at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. If the Company exercises its option to purchase the building, the Company would account for this transaction as a capital expenditure. If the Company does not exercise the purchase option by the end of the lease in 2008, the Company would be required to pay an amount not to exceed $9.5 million and would receive certain rights to the proceeds from the sale of the related property. As the value of the rights to be obtained relating to this property is expected to exceed the amount paid if the purchase option is not exercised, the potential payment is not included in the following table of future minimum operating lease payments and no contingent liability has been recorded in the financial statements as of December 31, 2006. Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $19,889, $16,831 and $18,188 in 2006, 2005 and 2004, respectively.

Assets recorded under capital leases consist of:

	2006	2005

Buildings	$16,169	$13,511
Machinery and equipment	12,209	6,420

	28,378	19,931
Accumulated depreciation	(13,585)	(9,640)

	$14,793	$10,291

36 /ATR
2006 Form 10-K

Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006:

	Capital	Operating
	Leases	Leases

2007	$2,875	$12,861
2008	2,391	7,172
2009	848	3,942
2010	712	2,245
2011	710	1,899
Subsequent to 2011	451	1,929

Total minimum lease payments	7,987	$30,048

Amounts representing interest	(889)

Present value of future minimum lease payments	7,098
Lease amount due in one year	(2,620)

Total	$4,478

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
In accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), which became effective in the fourth quarter of 2006, AptarGroup is required to recognize the over funded or unfunded status of our defined benefit pension plans as an asset or liability on our balance sheet as of December 31, 2006.

The following table presents the changes in the benefit obligations and plan assets for the most recent two years for the Company’s domestic and foreign plans.

	Domestic Plans		Foreign Plans
Change in benefit obligation:	2006	2005	2006	2005

Benefit obligation at beginning of year	$49,603	$43,616	$31,848	$28,157
Businesses acquired	—	—	—	1,654
Service cost	3,949	3,724	1,373	1,008
Interest cost	2,642	2,353	1,367	1,327
Actuarial (gain)/ loss	(3,721)	2,163	(818)	4,507
Benefits paid	(1,068)	(2,253)	(877)	(848)
Foreign currency translation adjustment	—	—	3,214	(3,957)

Benefit obligation at end of year	$51,405	$49,603	$36,107	$31,848

37 /ATR
2006 Form 10-K

	Domestic Plans		Foreign Plans
	2006	2005	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$36,599	$34,593	$9,043	$8,101
Businesses acquired	—	—	—	758
Actual return on plan assets	4,522	2,166	553	793
Employer contribution	2,500	2,093	1,976	1,371
Benefits paid	(1,068)	(2,253)	(877)	(848)
Foreign currency translation adjustment	—	—	1,124	(1,132)

Fair value of plan assets at end of year	$42,553	$36,599	$11,819	$9,043

Funded status at end of year	$(8,852)	$(13,004)	$(24,288)	$(22,805)

The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of December 31, 2005. SFAS 158 was not effective for the Company’s fiscal year ending December 31, 2005.

	Domestic Plans	Foreign Plans

Net benefit obligations at December 31, 2005	$49,603	$ 31,848
Fair value of plan assets at December 31, 2005	36,599	9,043

Funded status (plan obligations in excess of plan assets)	(13,004)	(22,805)
Amounts not recognized:
Net actuarial loss	9,510	8,943
Prior service cost	34	792

Net amount recognized	$(3,460)	$ (13,070)

The following table provides a reconciliation of the amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2005.

	Domestic Plans	Foreign Plans

Accrued benefit cost	$(3,460)	$ (13,070)
Additional minimum liability	(1,500)	(6,474)
Intangible asset	99	420
Accumulated other comprehensive loss (before tax effects)	1,401	6,054

Net amount recognized	$(3,460)	$ (13,070)

The following table presents the effect on various balance sheet line items for any additional minimum liability (“AML”) that would have been necessary prior to the adoption of SFAS 158 as well as the incremental effects of adopting SFAS 158 as of December 31, 2006 for all plans combined.

	Before
	SFAS 158
	Adoption			After
	Prior to AML	AML	SFAS 158	SFAS 158
	Adjustment	Adjustment	Adjustments	Adoption

Intangible assets	$19,820	$761	$(761)	$19,820
Miscellaneous assets (deferred taxes)	2,387	2,048	2,590	7,025
Total Other Assets	233,477	2,809	1,829	238,115

Retirement and deferred compensation plans	27,745	6,259	6,130	40,134
Total Deferred Liabilities and Other	64,161	6,259	6,130	76,550

Accumulated other comprehensive income	117,256	(3,450)	(4,301)	109,505
Total Stockholders’ Equity	954,151	(3,450)	(4,301)	946,400

38 /ATR
2006 Form 10-K

The following table presents the funded status amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2006.

	Domestic Plans	Foreign Plans

Non-current assets	$—	$217
Current liabilities	—	(498)
Non-current liabilities	(8,852)	(24,007)

	$(8,852)	$(24,288)

The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2006.

	Domestic Plans	Foreign Plans

Net actuarial loss	$3,078	$8,524
Net prior service cost	30	757
Tax effects	(1,243)	(3,395)

	$1,865	$5,886

The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2006 expected to be recognized as components of periodic benefit cost in 2007.

	Domestic Plans	Foreign Plans

Amortization of net loss	$76	$498
Amortization of prior service cost	4	71

	$80	$569

Components of net periodic benefit cost:

	Domestic Plans
	2006	2005	2004

Service cost	$3,949	$3,724	$3,413
Interest cost	2,642	2,353	2,191
Expected return on plan assets	(2,416)	(2,317)	(2,411)
Amortization of prior service cost	4	4	22
Amortization of net loss	605	468	291

Net periodic benefit cost	$4,784	$4,232	$3,506

	Foreign Plans
	2006	2005	2004

Service cost	$1,373	$1,008	$909
Interest cost	1,367	1,327	1,274
Expected return on plan assets	(581)	(457)	(375)
Amortization of prior service cost	77	100	99
Amortization of net loss	601	275	230

Net periodic benefit cost	$2,837	$2,253	$2,137

The accumulated benefit obligation for the Company’s domestic defined benefit pension plans was $43.5 million and $41.3 million at December 31, 2006 and 2005, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic plans with accumulated benefit obligations in excess of plan assets at December 31, 2006 were $51.4 million, $43.5 million and $42.6 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for domestic plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 were $49.6 million, $41.3 million and $36.6 million, respectively.

39 /ATR
2006 Form 10-K

The accumulated benefit obligation for the Company’s foreign defined benefit pension plans was $30.4 million and $25.8 million at December 31, 2006 and 2005, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2006 were $27.7 million, $24.7 million and $5.4 million, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for foreign plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 were $25.1 million, $22.3 million and $3.7 million, respectively. Although the proceeds of certain insurance contracts related to the Company’s foreign plans could be used to partially offset pension commitments, the values of these contracts are not included in the Company’s plan asset totals shown above.

Assumptions:

	Domestic Plans		Foreign Plans
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.80%	5.40%	4.40%	4.00%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.40%	5.50%	4.00%	5.00%
Expected long-term return in plan assets	7.00%	7.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2007 net periodic benefit cost, the Company expects to use the December 31, 2006 discount rate, rate of compensation increase assumptions and the expected long-term return on domestic and foreign plan assets. The estimated effect of using these assumptions will not be significant to the Company’s total net periodic benefit cost.
The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets		Foreign Plans Assets
	at December 31,		at December 31,
	2006	2005	2006	2005

Equity securities	64%	59%	33%	41%
Fixed income securities	18%	41%	57%	54%
Money market	18%	—	—	—
Real estate	—	—	10%	5%

Total	100%	100%	100%	100%

The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2007 is 60% equity securities and 40% fixed income securities. The foreign plan target allocation for 2007 is 40% equity securities, 54% fixed income securities and 6% real estate.

CONTRIBUTIONS
Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally equal to the minimum funding amounts required by ERISA. The Company contributed $2.5 million to its domestic defined benefit plans in 2006 and expects to contribute approximately $1 million in 2007. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws. The Company contributed approximately $2.0 million to its foreign defined benefit plan in 2006 and expects to contribute approximately $1.9 million in 2007.

40 /ATR
2006 Form 10-K

ESTIMATED FUTURE BENEFIT PAYMENTS
As of December 31, 2006, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans

2007	$1,615	$1,306
2008	1,740	1,141
2009	2,271	1,121
2010	2,587	1,473
2011	2,496	2,015
2012 – 2016	18,050	11,255

OTHER PLANS
The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan was $2.0 million and $1.5 million at December 31, 2006 and 2005, respectively. This amount is included in the liability for domestic plans shown above.
The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2006, 2005, and 2004, total contributions made by the Company for these plans were approximately $1.6 million, $1.5 million and $1.4 million, respectively.
The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2006, 2005, and 2004, total contributions made by the Company for these plans were approximately $1.3 million, $0.7 million and $0.3 million, respectively.
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
As of December 31, 2006, the Company has recorded the fair value of derivative instruments of $896.8 thousand in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2006, 2005 or 2004 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES
As of December 31, 2006, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.2 million) as of December 31, 2006. There were no foreign currency forward contracts utilized to hedge cash flow exposures as of December 31, 2005.

41 /ATR
2006 Form 10-K

During the year ended December 31, 2006, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company did not recognize any gain or loss during the year ended December 31, 2006, for cash flow hedges that would have been discontinued. At December 31, 2006, the Company does not expect to reclassify any gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately five years (March 2012).

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

OTHER
As of December 31, 2006, the Company has recorded the fair value of foreign currency forward exchange contracts of $28 thousand in accounts payable and accrued liabilities and $755 thousand in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2006 had an aggregate contract amount of $89.2 million.

NOTE 10 COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flows.
Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2006.

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

NOTE 12 STOCK REPURCHASE PROGRAM

In 2006, the Company’s Board of Directors authorized the Company to repurchase an additional two million shares of its outstanding common stock. There is no expiration date for the repurchase program.
The Company repurchased 1.1 million and 1.2 million shares of its outstanding common stock in 2006 and 2005, respectively, at a total cost of $57.7 million and $61.1 million in 2006 and 2005, respectively. The Company has a remaining authorization at December 31, 2006 to repurchase 2.0 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

42 /ATR
2006 Form 10-K

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, net gain (loss) on derivatives and minimum pension liability adjustments. The following table summarized our accumulated other comprehensive income (loss) activity for the years ended December 31, 2006, 2005 and 2004:

	Foreign		Minimum	Accumulated
	Currency	Net Gain/	Pension	Other
	Translation	(Loss) on	Liability	Comprehensive
	Adjustments	Derivatives	Adjustments	Income/(Loss)
	(1)	(2)	(3)

Balance – December 31, 2003	$67,488	$ —	$ (1,780)	$ 65,708
Period change	55,771	—	(1,156)	54,6\15

Balance – December 31, 2004	123,259	—	(2,936)	120,323
Period change	(94,653)	—	(1,381)	(96,034)

Balance – December 31, 2005	28,606	—	(4,317)	24,289
Period change	88,678	(28)	(3,434)	85,216

Balance – December 31, 2006	$117,284	$ (28)	$ (7,751)	$ 109,505

(1)	Income taxes are generally not provided for foreign currency translation adjustments.
(2)	Amount includes the effect of deferred income tax assets provided for net loss on derivatives at December 31, 2006 of $9.
(3)	Amounts include the effects of deferred income tax assets provided for minimum pension liability adjustments at December 31, 2006, 2005 and 2004 of $4,638, $3,138 and $1,799, respectively, including the impact of adopting SFAS 158 in 2006.

NOTE 14 STOCK-BASED COMPENSATION

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
Compensation expense recorded attributable to stock options for the year ended December 31, 2006 was approximately $13.3 million ($8.7 million after tax), or $.25 per share basic and $.24 per share diluted. The income tax benefit related to this compensation expense was approximately $4.7 million. Approximately $12.4 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $16.09, $15.47 and $14.41 per share in 2006, 2005 and 2004, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Years ended December 31,	2006	2005	2004
Dividend Yield	1.6%	1.4%	0.7%
Expected Stock Price Volatility	24.8%	27.2%	27.0%
Risk-free Interest Rate	4.3%	4.0%	4.5%
Expected Life of Option (years)	7.0	7.0	7.0

The fair value of stock options granted under the Director Stock Option Plans in 2006 and 2005 was $17.26 and $16.60 per share, respectively. There was no activity in the Director Stock Option Plans in 2004. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Years ended December 31,	2006	2005	2004
Dividend Yield	1.5%	1.2%	—
Expected Stock Price Volatility	24.8%	26.9%	—
Risk-free Interest Rate	5.1%	4.1%	—
Expected Life of Option (years)	7.0	7.0	—

43 /ATR
2006 Form 10-K

A summary of option activity under the Company’s stock option plans as of December 31, 2006, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, January 1, 2006	3,708,406	$32.73	117,000	$40.40
Granted	609,000	54.02	6,000	54.36
Exercised	(627,499)	25.67	(3,000)	34.40
Forfeited or expired	(25,970)	43.43	(10,000)	39.96

Outstanding at December 31, 2006	3,663,937	$37.40	110,000	$41.37

Exercisable at December 31, 2006	2,472,955	$31.36	82,000	$37.82

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2006	6.1		5.9
Exercisable at December 31, 2006	5.0		5.1

Aggregate Intrinsic Value ($000):
Outstanding at December 31, 2006	$ 79,291		$ 1,944
Exercisable at December 31, 2006	$ 68,458		$ 1,740

Intrinsic Value of Options Exercised ($000) During the Years Ended:
December 31, 2006	$ 18,972		$ 54
December 31, 2005	$ 14,114		$ 158
December 31, 2004	$ 13,197		$ 220

The fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $8.3 million, $7.3 million and $6.2 million, respectively. Cash received from option exercises was approximately $19.5 million and the tax deduction from option exercises was approximately $4.1 million in the year ended December 31, 2006. As of December 31, 2006, the remaining valuation of stock option awards to be expensed in future periods was $7.7 million and the related weighted-average period over which it is expected to be recognized is 1.2 years.
The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2006, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	18,015	$ 34.59
Granted	3,363	55.02
Vested	(13,528)	31.12

Nonvested at December 31, 2006	7,850	$ 49.31

The fair value of units vested during the years ended December 31, 2006, 2005 and 2004 was $421 thousand, $494 thousand and $526 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2006, 2005 and 2004 was $768 thousand, $808 thousand and $755 thousand, respectively. As of December 31, 2006, there was $77 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 0.9 years.

NOTE 15 REDEPLOYMENT PROGRAM

The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its Beauty & Home fragrance/cosmetic operations in France. The objective of this plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the three year period and primarily relate to employee severance costs. Approximately $2.1 million of such charges before tax and $1.4 million after-tax or approximately $.04 per diluted share were

44 /ATR
2006 Form 10-K

recorded in 2006. Approximately $3.7 million of such charges before tax and $2.5 million after-tax or approximately $.07 per diluted share were recorded in 2005. The following tables below highlight the pre-tax charges and changes in the reserves for 2006 and 2005. All charges related to the Redeployment Program are included in Cost of Sales in the income statement.

	Beginning	Charges For			Ending
	Reserve At	The Year Ended			Reserve At
	01/01/06	12/31/06	Cash Paid	FX Impact	12/31/06

Employee severance	$2,323	$1,384	$(3,063)	$351	$995
Other costs	—	721	(764)	43	—

Totals	$2,323	$2,105	$(3,827)	$394	$995

	Beginning	Charges For			Ending
	Reserve At	The Year Ended			Reserve At
	01/01/05	12/31/05	Cash Paid	FX Impact	12/31/05

Employee severance	$—	$3,564	$(1,241)	$—	$2,323
Other costs	—	154	(154)	—	—

Totals	$—	$3,718	$(1,395)	$—	$2,323

NOTE 16 EARNING PER SHARE

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Year Ended December 31, 2006
Basic EPS
Income available to common stockholders	$102,896	34,827	$2.95
Effect of Dilutive Securities
Stock options		1,041
Restricted stock	—	4

Diluted EPS
Income available to common stockholders	$102,896	35,872	$2.87

For the Year Ended December 31, 2005
Basic EPS
Income available to common stockholders	$100,034	35,188	$2.84
Effect of Dilutive Securities
Stock options		980
Restricted stock	—	9

Diluted EPS
Income available to common stockholders	$100,034	36,177	$2.77

For the Year Ended December 31, 2004
Basic EPS
Income available to common stockholders	$93,287	36,196	$2.58
Effect of Dilutive Securities
Stock options		945
Restricted stock	—	16

Diluted EPS
Income available to common stockholders	$93,287	37,157	$2.51

45 /ATR
2006 Form 10-K

NOTE 17 SEGMENT INFORMATION

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
The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and corporate expenses and income taxes (collectively referred to as “Segment Income”). These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.
Financial information regarding the Company’s reportable segments is shown below:

Years Ended December 31,	2006	2005	2004

Total Sales:
Beauty & Home	$849,736	$705,749	$652,757
Closures	442,321	386,431	355,991
Pharma	323,647	297,827	299,207
Other	1,397	1,363	1,973

Total Sales	$1,617,101	$1,391,370	$1,309,928

Less: Intersegment Sales:
Beauty & Home	$12,643	$7,383	$8,660
Closures	1,118	1,270	1,689
Pharma	1,044	1,718	1,020
Other	911	990	1,951

Total Intersegment Sales	$15,716	$11,361	$13,320

Net Sales:
Beauty & Home	$837,093	$698,366	$644,097
Closures	441,203	385,161	354,302
Pharma	322,603	296,109	298,187
Other	486	373	22

Net Sales	$1,601,385	$1,380,009	$1,296,608

Segment Income:
Beauty & Home	$72,396	$54,009	$53,259
Closures	44,031	42,392	31,331
Pharma	80,841	76,004	78,601
Corporate and Other (1)	(36,191)	(21,312)	(20,257)

Income before interest and taxes	$161,077	$151,093	$142,934
Interest expense, net	(12,771)	(9,140)	(5,757)

Income before income taxes	$148,306	$141,953	$137,177

Depreciation and Amortization:
Beauty & Home	$65,584	$56,398	$51,526
Closures	26,101	22,776	23,387
Pharma	19,083	18,160	17,691
Other	3,838	1,908	1,889

Depreciation and Amortization	$114,606	$99,242	$94,493

46 /ATR
2006 Form 10-K

Years Ended December 31,	2006	2005	2004

Capital Expenditures:
Beauty & Home	$64,087	$59,365	$59,823
Closures	24,389	21,275	34,450
Pharma	15,819	23,390	25,105
Other	3,368	398	367

Capital Expenditures	$107,663	$104,428	$119,745

Total Assets
Beauty & Home	$907,601	$790,147	$710,552
Closures	302,407	259,104	270,820
Pharma	249,302	221,667	241,634
Other	132,702	86,401	151,020

Total Assets	$1,592,012	$1,357,319	$1,374,026

(1)	Corporate Expenses & Other includes $13.3 million related to stock option expenses for the twelve months ended December 31, 2006.

GEOGRAPHIC INFORMATION
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Net Sales to Unaffiliated Customers (2):
United States	$470,405	$419,178	$391,279
Europe:
France	446,053	340,101	329,870
Germany	226,985	213,505	217,324
Italy	124,267	120,896	124,130
Other Europe	177,662	155,361	123,605

Total Europe	974,967	829,863	794,929
Other Foreign Countries	156,013	130,968	110,400

Total	$1,601,385	$1,380,009	$1,296,608

Long-Lived Assets:
United States	$221,484	$206,028	$208,279
Europe:
France	229,803	211,404	161,318
Germany	147,990	137,447	162,599
Italy	92,198	75,838	84,752
Other Europe	80,399	82,161	63,482

Total Europe	550,390	506,850	472,151
Other Foreign Countries	56,088	36,373	29,559

Total	$827,962	$749,251	$709,989

Product Net Sales Information:
Pumps	$804,636	$752,976	$726,166
Closures	411,543	346,614	289,490
Valves	221,909	201,278	180,674
Other	163,297	79,141	100,278

Total	$1,601,385	$1,380,009	$1,296,608

(2)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

No single customer represents 10% or more of the Company’s net sales in 2006.

47 /ATR
2006 Form 10-K

NOTE 18 RELATED PARTY TRANSACTIONS

In 2004, the Company purchased manufacturing facilities and land for the fair market value of approximately $16 million. The manufacturing facilities were previously owned by a general manager of one of the Company’s subsidiaries. Ownership of the property was transferred to the Company and the previous lease agreement was terminated. Prior to the transfer, annual rental expenses under the provisions of the lease during 2004 were approximately $1.3 million.

NOTE 19 ACQUISITIONS

During the first quarter of 2006, the Company acquired the net assets of CCL Dispensing Systems, LLC (“CCLDS”) for approximately $21.3 million in cash. No debt was assumed in the transaction. CCLDS is located in Libertyville, Illinois and produces primarily dispensing closures. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $9.5 million was recorded on the acquisition and is deductible for tax purposes. CCLDS annual revenues are approximately $18 million. The consolidated statement of income includes CCLDS’ results of operations from February 6, 2006, the date of the acquisition.
During the third quarter of 2006, the Company acquired the net assets of Augros do Brasil Ltda. (“Augros”) for approximately $5.3 million in cash. Approximately $1.8 million of debt was assumed in the transaction. Augros is located in Brazil and is involved in injection molding and decorating (including serigraphy and hot stamping) of plastic components primarily for the fragrance and cosmetics market. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to Goodwill. Preliminary goodwill of approximately $2.4 million was recorded on the acquisition. Augros annual revenues are approximately $11 million. The condensed consolidated statement of income includes Augros’ results of operations from July 28, 2006, the date of the acquisition.
During the third quarter of 2006, the Company also acquired the remaining 65% that it did not already own of Seaquist Engelmann S.A.I.C.F. e I. (“Engelmann”) for $7.5 million in cash. No debt was assumed in the transaction. Engelmann is located in Argentina and produces primarily dispensing closures. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.3 million was recorded on the acquisition. Engelmann annual revenues are approximately $8 million. The consolidated statement of income includes Engelmann’s results of operations from August 30, 2006, the date of the acquisition.
In December 2006, the Company acquired the remaining 40% of a consolidated subsidiary, Graphocolor SA (“Graphocolor”), it did not previously own for approximately $4.5 million. Graphocolor is located in France and performs stamping and annodizing of metal components used in some dispensing pumps for the fragrance/cosmetic and pharmaceutical markets. No goodwill was recorded in the transaction as the purchase price was less than the fair value of assets acquired and liabilities assumed.
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
In November 2005, the Company purchased the remaining 50% of a previously non-consolidated subsidiary, AirlesSystems SAS (“Airless”), it did not already own for $17 million. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of approximately $7 million was recorded in the acquisition. Airless annual revenues are approximately $34 million. The consolidated income statement includes 50% of the results of operations of Airless through November 2005 and 100% thereafter.

48 /ATR
2006 Form 10-K

NOTE 20 QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2006 and 2005 are as follows:

	Quarter				Total
	First	Second	Third	Fourth	for Year

Year Ended December 31, 2006:
Net sales	$375,468	$398,625	$404,905	$422,387	$1,601,385
Gross profit (1)	95,560	102,723	103,173	104,623	406,079
Net income	19,810	27,668	28,243	27,175	102,896

Per Common Share – 2006:
Net income
Basic	$.56	$.79	$.82	$.79	$2.95
Diluted	.55	.77	.80	.77	2.87
Dividends declared	.20	.20	.22	.22	.84
Stock price high (2)	57.45	55.33	52.75	62.29	62.29
Stock price low (2)	51.71	49.61	46.86	49.39	46.86

Average number of shares outstanding:
Basic	35,075	35,039	34,646	34,530	34,827
Diluted	36,246	35,861	35,439	35,427	35,872

Year Ended December 31, 2005:
Net sales	$343,999	$356,112	$341,084	$338,814	$1,380,009
Gross profit (1)	86,598	92,801	88,975	87,357	355,731
Net income	22,068	29,324	24,930	23,712	100,034

Per Common Share – 2005:
Net income
Basic	$.62	$.83	$.71	$.68	$2.84
Diluted	.60	.81	.69	.66	2.77
Dividends declared	.15	.15	.20	.20	.70
Stock price high (2)	54.89	54.87	52.10	55.48	55.48
Stock price low (2)	47.28	47.00	47.11	47.60	47.00

Average number of shares outstanding:
Basic	35,639	35,226	34,988	34,903	35,188
Diluted	36,773	36,321	36,010	35,935	36,177

(1)	Gross profit is defined as net sales less cost of sales and depreciation.
(2)	The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

49 /ATR
2006 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

We have completed integrated audits of AptarGroup, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation and defined benefit pension plans in 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

50 /ATR
2006 Form 10-K

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Augros do Brasil Ltda. and H. Engelmann S.A.I.C.F. e I. (“the Acquired Companies”) from its assessment of internal control over financial reporting as of December 31, 2006 because the Acquired Companies were acquired by the Company in purchase business combinations during 2006. We have also excluded the Acquired Companies from our audit of internal control over financial reporting as of December 31, 2006. Each of the Acquired Companies are wholly-owned subsidiaries of AptarGroup, Inc. whose total assets and total revenues represent 0.5% and 0.8% and 0.4% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP,
PricewaterhouseCoopers LLP

Chicago, Illinois
February 27, 2007

51 /ATR
2006 Form 10-K

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has excluded the businesses of Augros do Brasil Ltda. and H. Engelmann S.A.I.C.F. e I., from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. These businesses are wholly-owned subsidiaries of the Company, the total assets of which represent 0.5% and 0.8%, respectively, and whose total revenues represent 0.4% and 0.2%, respectively, of the related consolidated financial statement amounts as of December 31, 2006. The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein on pages 50 and 51.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2007.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors may be found under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2007 (the “2007 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance – Audit Committee” in the 2007 Proxy Statement and is incorporated herein by reference.
Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Corporate Governance – Code of Business Conduct and Ethics” in the 2007 Proxy Statement and is incorporated herein by

52 /ATR
2006 Form 10-K

reference. Our Code of Business Conduct and Ethics is available through a link on the Investor Relations page of our website (www.aptargroup.com).
The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Compensation Committee Report” in the 2007 Proxy Statement is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the 2007 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance-Independence of Directors” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Other Matters-Independent Registered Public Accounting Firm Fees” in the 2007 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

	Description

1)	All Financial Statements
	The financial statements are set forth under Item 8 of this report on Form 10-K
	Consolidated Statements of Income	25
	Consolidated Balance Sheets	26
	Consolidated Statements of Cash Flows	28
	Consolidated Statements of Changes in Equity	29
	Notes to Consolidated Financial Statements	30
	Report of Independent Registered Public Accounting Firm	50
2)	II – Valuation and Qualifying Accounts	55
	All other schedules have been omitted because they are not applicable or not required.

(b)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 56-58 of this report.

53 /ATR
2006 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 28th day of February 2007.

AptarGroup, Inc.
(Registrant)

By	/s/ Stephen J. Hagge
Stephen J. Hagge
Executive Vice President,
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ King Harris King Harris	Chairman of the Board and Director	February 28, 2007

/s/ Carl A. Siebel Carl A. Siebel	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Peter Pfeiffer Peter Pfeiffer	Vice Chairman of the Board and Director	February 28, 2007

/s/ Stephen J. Hagge Stephen J. Hagge	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	February 28, 2007

/s/ Stefan A. Baustert Stefan A. Baustert	Director	February 28, 2007

/s/ Alain Chevassus Alain Chevassus	Director	February 28, 2007

/s/ Rodney L. Goldstein Rodney L. Goldstein	Director	February 28, 2007

/s/ Ralph Gruska Ralph Gruska	Director	February 28, 2007

/s/ Leo A. Guthart Leo A. Guthart	Director	February 28, 2007

/s/ Dr. Joanne C. Smith Dr. Joanne C. Smith	Director	February 28, 2007

54 /ATR
2006 Form 10-K

AptarGroup, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

Dollars in thousands
	Balance at	Charged to		Additions to/	Balance
	Beginning	Costs and		(Deductions) from	at End of
	of Period	Expenses	Acquisitions	Reserve(a)	Period

2006
Allowance for doubtful accounts	$10,356	$1,893	$70	$(1,356)	$10,963
Inventory obsolescence reserve	19,456	4,592	60	(4)	24,104
Deferred tax valuation allowance	1,864	1,418	—	—	3,282

2005
Allowance for doubtful accounts	$9,952	$1,197	$723	$(1,516)	$10,356
Inventory obsolescence reserve	21,368	2,438	408	(4,758)	19,456
Deferred tax valuation allowance	2,870	—	—	(1,006)	1,864

2004
Allowance for doubtful accounts	$9,533	$1,466	$—	$(1,047)	$9,952
Inventory obsolescence reserve	17,122	5,333	—	(1,087)	21,368
Deferred tax valuation allowance	—	2,870	—	—	2,870

(a)	Write-off of accounts considered uncollectible, net of recoveries and foreign currency translation adjustments.

55 /ATR
2006 Form 10-K

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
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc., and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-1846), is hereby incorporated by reference.
4.5	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-1846), is hereby incorporated by reference.
4.6	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-1846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 1992 Stock Awards Plan, filed as Exhibit 10.1 (included as Appendix B to the Prospectus) to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed on February 10, 1993 (the “Form S-1”), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1992 Director Stock Option Plan, filed as Exhibit 10.2 (included as Appendix C to the Prospectus) to the Form S-1, is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.12	AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**

56 /ATR
2006 Form 10-K

Exhibit
Number	Description

10.13	Supplementary Pension Plan – France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.14	AptarGroup, Inc. Supplemental Retirement Plan dated January 1, 1994, filed as Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Form S-1, is hereby incorporated by reference.**
10.16	Service Agreement dated April 22, 1993, between AptarGroup, Inc. and Peter Pfeiffer, and related pension plan, filed as Exhibit 10.6 to the 1993 10-K, is hereby incorporated by reference.**
10.17	First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the 1993 10-K, is hereby incorporated by reference.**
10.18	Pittway Guarantee dated February 2, 1990, pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.8 to the 1993 10-K, is hereby incorporated by reference.**
10.19	Assignment, Assumption and Release as of April 22, 1993, among Pittway Corporation, AptarGroup, Inc., and Carl A. Siebel, filed as Exhibit 10.10 to the 1993 10-K, is hereby incorporated by reference.**
10.20	Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
10.21	Amendment No. 1 to Service Agreement dated January 1, 2000 of Carl A. Siebel, filed as Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Supplement to the pension scheme agreement dated October 16, 2001 pertaining to the pension plan between AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11846), is hereby incorporated by reference.**
10.25	Amendment dated February 17, 2002 to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as exhibit 10.17 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.26	Amendment dated January 9, 2004 to Employment Agreement dated February 17, 1999 of Emil Meshberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.27	Employment Agreement dated December 1, 2003 of Stephen J. Hagge, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.28	Employment Agreement dated December 1, 2003 of Patrick F. Doherty, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.29	Employment Agreement dated January 10, 2003 of Jacques Blanié, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.30	Employment Agreement dated January 19, 1989 of Jacques Blanié, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.31	Employment Agreement dated December 1, 2003 of Eric Ruskoski, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.32	Severance Agreement dated December 1, 2003 of Lawrence Lowrimore, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.33	Summary of Bonus Arrangements with Executive Officers filed as Exhibit 10.34 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004 (File No. 1-11846), is hereby incorporated by reference. **
10.34	Summary of Director Compensation filed as Exhibit 10.35 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**

57 /ATR
2006 Form 10-K

Exhibit
Number	Description

10.35	Description of Annual Bonuses for fiscal 2006 for Carl A. Siebel, Peter Pfeiffer and Stephen J. Hagge, incorporated by reference from the disclosure contained in Item 5.02 of the Company’s Current Report on Form 8-K filed on February 9, 2007 (File No. 1-11846).**
21*	List of Subsidiaries.
23*	Consent of Independent Accountants.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

58 /ATR
2006 Form 10-K