Form 10-Q
period 2007-03-31
APTARGROUP INC
filed 2007-05-03
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☑                 Accelerated filer ☐               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 26, 2007).
Common Stock                      34,607,673

AptarGroup, Inc.
Form 10-Q
Three Months Ended March 31, 2007

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

Three Months Ended March 31,	2007	2006

Net Sales	$449,841	$375,468

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	300,260	253,786
Selling, research & development and administrative	73,725	62,370
Depreciation and amortization	29,237	26,913

	403,222	343,069

Operating Income	46,619	32,399

Other Income (Expense):
Interest expense	(4,843)	(3,810)
Interest income	1,622	911
Equity in results of affiliates	157	106
Minority interests	17	(46)
Miscellaneous, net	(390)	(513)

	(3,437)	(3,352)

Income Before Income Taxes	43,182	29,047

Provision for Income Taxes	13,602	9,237

Net Income	$29,580	$19,810

Net Income Per Common Share:
Basic	$.86	$.56

Diluted	$.82	$.55

Average Number of Shares Outstanding:
Basic	34,594	35,075
Diluted	35,912	36,246

Dividends Per Common Share	$.22	$.20

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2007	2006
Assets

Current Assets:
Cash and equivalents	$181,247	$170,576
Accounts and notes receivable, less allowance for doubtful accounts of $11,222 in 2007 and $10,963 in 2006	362,338	320,969
Inventories, net	243,502	226,455
Prepaid expenses and other current assets	56,630	44,820

	843,717	762,820

Property, Plant and Equipment:
Buildings and improvements	240,121	236,743
Machinery and equipment	1,252,361	1,212,386

	1,492,482	1,449,129
Less: Accumulated depreciation	(912,527)	(872,241)

	579,955	576,888
Land	14,329	14,189

	594,284	591,077

Other Assets:
Investments in affiliates	3,421	3,388
Goodwill	213,558	207,882
Intangible assets, net	18,942	19,820
Other non-current assets	7,592	7,025

	243,513	238,115

Total Assets	$1,681,514	$1,592,012

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$118,232	$100,583
Current maturities of long-term obligations	26,401	26,841
Accounts payable and accrued liabilities	301,491	272,761

	446,124	400,185

Long-Term Obligations	168,676	168,877

Deferred Liabilities and Other:
Deferred income taxes	34,460	33,741
Retirement and deferred compensation plans	41,956	40,134
Deferred and other non-current liabilities	6,988	2,112
Commitments and contingencies	—	—
Minority interests	550	563

	83,954	76,550

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	394	392
Capital in excess of par value	211,251	195,343
Retained earnings	865,241	844,921
Accumulated other comprehensive income	120,449	109,505
Less treasury stock at cost, 4.8 and 4.6 million shares as of March 31, 2007 and December 31, 2006, respectively	(214,575)	(203,761)

	982,760	946,400

Total Liabilities and Stockholders’ Equity	$1,681,514	$1,592,012

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Three Months Ended March 31,	2007	2006

Cash Flows From Operating Activities:
Net income	$29,580	$19,810
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	28,163	26,122
Amortization	1,074	791
Stock option based compensation	8,708	7,137
Provision for bad debts	577	442
Labor redeployment	(512)	(473)
Minority interests	(17)	46
Deferred income taxes	(3,426)	(2,556)
Retirement and deferred compensation plans	(350)	(496)
Equity in results of affiliates in excess of cash distributions received	(157)	(57)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(37,456)	(19,852)
Inventories	(14,565)	(4,204)
Prepaid and other current assets	(3,752)	(2,801)
Accounts payable and accrued liabilities	25,584	9,215
Income taxes payable	1,585	260
Other changes, net	(857)	(1,838)

Net Cash Provided by Operations	34,179	31,546

Cash Flows From Investing Activities:
Capital expenditures	(25,900)	(25,535)
Disposition of property and equipment	630	131
Intangible assets acquired	(46)	(994)
Acquisition of business	(5,151)	(21,315)
Collection of notes receivable, net	56	126

Net Cash Used by Investing Activities	(30,411)	(47,587)

Cash Flows From Financing Activities:
Proceeds from notes payable	17,373	20,617
Proceeds from long-term obligations	—	2,680
Repayments of long-term obligations	(757)	(4,658)
Dividends paid	(7,604)	(7,001)
Proceeds from stock options exercises	6,340	8,160
Purchase of treasury stock	(11,936)	(4,611)
Excess tax benefit from exercise of stock options	1,463	978

Net Cash Provided by Financing Activities	4,879	16,165

Effect of Exchange Rate Changes on Cash	2,024	2,451

Net Increase in Cash and Equivalents	10,671	2,575
Cash and Equivalents at Beginning of Period	170,576	117,635

Cash and Equivalents at End of Period	$181,247	$120,210

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms “AptarGroup” or “Company” as used herein refer to AptarGroup, Inc. and its subsidiaries.
     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
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
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Income Tax Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.6 million increase in the liability for income tax uncertainties. The increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings, as required by FIN 48.
NOTE 2 – INVENTORIES
At March 31, 2007 and December 31, 2006, approximately 20% and 21%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component, consisted of:

	March 31,	December 31,
	2007	2006

Raw materials	$86,376	$84,470
Work-in-process	57,700	49,377
Finished goods	102,721	95,403

Total	246,797	229,250
Less LIFO Reserve	(3,295)	(2,795)

Total	$243,502	$226,455

NOTE 3 –GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2006 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2006	$23,158	$148,073	$36,651	$207,882
Acquisitions (See Note 11)	—	4,413	—	4,413
Foreign currency exchange effects	253	707	303	1,263

Balance as of March 31, 2007	$23,411	$153,193	$36,954	$213,558

The table below shows a summary of intangible assets as of March 31, 2007 and December 31, 2006.

		March 31, 2007			December 31, 2006

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$17,521	$(10,202)	$7,319	$17,267	$(9,750)	$7,517
License agreements and other	8	21,330	(9,707)	11,623	21,196	(8,893)	12,303

Total intangible assets	11	$38,851	$(19,909)	$18,942	$38,463	$(18,643)	$19,820
     Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2007 and 2006 was $1,074 and $791, respectively.
     Future estimated amortization expense for the years ending December 31 is as follows:

2007	$4,220
2008	4,147
2009	3,458
2010	2,888
2011	1,401
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2007.
NOTE 4 COMPREHENSIVE INCOME
AptarGroup’s total comprehensive income was as follows:

Three Months Ended March 31,	2007	2006

Net income	$29,580	$19,810
Add: Foreign currency translation adjustments	10,842	17,609
Net gain/loss on derivatives (net of tax)	4	—
Pension liability adjustment (net of tax)	97	(19)

Total comprehensive income	$40,523	$37,400

NOTE 5 – RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended March 31,	2007	2006	2007	2006

Service cost	$977	$987	$383	$330
Interest cost	738	661	403	334
Expected return on plan assets	(687)	(604)	(172)	(139)
Amortization of prior service cost	1	1	83	18
Amortization of net loss	19	151	58	144

Net periodic benefit cost	$1,048	$1,196	$755	$687

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $1 million to its domestic defined benefit plans and approximately $1.9 million to its foreign defined benefit plans in 2007. As of March 31, 2007, the Company has contributed approximately $0.3 million to its foreign plans and has not yet contributed to its domestic plans.
NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     As of March 31, 2007, the Company has recorded the fair value of derivative instruments of $1.0 million in other non-current assets with a corresponding increase to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million. No gain or loss was recorded in the income statement in 2007 or 2006 as any hedge ineffectiveness for the periods was immaterial.
CASH FLOW HEDGES
As of March 31, 2007, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.3 million) as of March 31, 2007. There were no foreign currency forward contracts utilized to hedge cash flow exposures as of March 31, 2006.
     During the three months ended March 31, 2007, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company did not recognize any gain or loss during the three months ended March 31, 2007, for cash flow hedges that would have been discontinued. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately five years (March 2012).
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
OTHER
As of March 31, 2007, the Company has recorded the fair value of foreign currency forward exchange contracts of $662 thousand in accounts payable and accrued liabilities and $1.0 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2007 had an aggregate contract amount of $83.7 million.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2007.
NOTE 8 – STOCK REPURCHASE PROGRAM
During the quarter ended March 31, 2007, the Company repurchased 182 thousand shares for an aggregate amount of $11.9 million. As of March 31, 2007, the Company has a remaining authorization to repurchase 1.8 million additional shares. The timing of and total amount expended for the share repurchase depends upon market conditions. There is no time limit on the repurchase authorization.
NOTE 9 – EARNINGS PER SHARE
AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	March 31, 2007		March 31, 2006
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$29,580	$29,580	$19,810	$19,810

Average equivalent shares
Shares of common stock	34,594	34,594	35,075	35,075
Effect of dilutive stock based compensation
Stock options	1,317	—	1,168	—
Restricted stock	1	—	3	—

Total average equivalent shares	35,912	34,594	36,246	35,075

Net income per share	$.82	$.86	$.55	$.56

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
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”).

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2007	2006

Total Revenue:
Beauty & Home	$244,396	$197,922
Closures	120,461	105,729
Pharma	87,944	74,957
Other	316	226

Total Revenue	453,117	378,834

Less: Intersegment Sales:
Beauty & Home	$2,438	$2,614
Closures	480	241
Pharma	43	343
Other	315	168

Total Intersegment Sales	$3,276	$3,366

Net Sales:
Beauty & Home	$241,958	$195,308
Closures	119,981	105,488
Pharma	87,901	74,614
Other	1	58

Net Sales	$449,841	$375,468

Segment Income:
Beauty & Home	$26,132	$16,633
Closures	13,981	10,537
Pharma	22,682	17,063
Corporate & Other	(16,392)	(12,287)

Income before interest and taxes	$46,403	$31,946
Interest expense, net	(3,221)	(2,899)

Income before income taxes	$43,182	$29,047

NOTE 11 – ACQUISITIONS
On February 15, 2007 the Company acquired Moderne Verpackungssysteme GmbH (“MVS”) for approximately $5.2 million in cash. No debt was assumed in the transaction. MVS, located in Germany, is a supplier of bag-on-valve assembled products. The excess of the purchase price over the fair valve of assets acquired and liabilities assumed was allocated to Goodwill. Preliminary Goodwill of approximately $4.4 million was recorded on the acquisition. The condensed consolidated statement of income includes MVS’ results of operations from February 15, 2007, the date of the acquisition.
NOTE 12 – STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”. This statement replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. SFAS 123(R) requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Also under the new standard, excess tax benefits related to issuance of equity instruments under share-based payment arrangements are considered financing instead of operating cash flow activities. The Company has adopted the modified prospective method of applying SFAS 123(R), which requires the recognition of compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated.
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
     Compensation expense recorded attributable to stock options for the first quarter of 2007 was approximately $8.7 million ($6.1 million after tax), or $0.18 per share basic and $0.17 per share diluted. The income tax benefit related to this compensation expense was approximately $2.6 million. Approximately $8.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first quarter of 2006 was approximately $7.1 million ($4.6 million after tax), or $0.13 per share (basic and diluted). The income tax benefit related to this compensation expense was approximately $2.5 million. Approximately $6.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $18.61 and $16.09 per share in 2007 and 2006, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2007	2006

Dividend Yield	1.4%	1.6%
Expected Stock Price Volatility	24.6%	24.8%
Risk-free Interest Rate	4.8%	4.3%
Expected Life of Option (years)	7.0	7.0
There were no grants under the Director Stock Option Plan during the first quarters of 2007 and 2006.
A summary of option activity under the Company’s stock option plans as of March 31, 2007, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2007	3,663,937	$37.40	110,000	$41.37
Granted	620,750	60.89	—	—
Exercised	(207,608)	28.51	(17,000)	21.67
Forfeited or expired	(4,466)	45.27	—	—

Outstanding at March 31, 2007	4,072,613	$41.42	93,000	$44.97

Exercisable at March 31, 2007	2,660,277	$34.17	65,000	$42.04

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2007	6.6		6.7
Exercisable at March 31, 2007	5.4		6.0

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2007	$103,875		$2,042
Exercisable at March 31, 2007	$86,145		$1,618

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2007	$7,539		$640
March 31, 2006	$8,005		$—
     The fair value of shares vested during the three months ended March 31, 2007 and 2006 was $6.3 million and $5.2 million, respectively. Cash received from option exercises was approximately $6.3 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $2.2 million in the three months ended March 31, 2007. As of March 31, 2007, the remaining valuation of stock option awards to be expensed in future periods was $10.3 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.
     The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of March 31, 2007, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	7,850	$49.31
Granted	7,256	61.25
Vested	(4,557)	46.54

Nonvested at March 31, 2007	10,549	$58.72

     Compensation expense recorded attributable to restricted stock unit grants for the first quarter of 2007 and 2006 was approximately $0.4 million and $0.2 million, respectively. The fair value of units vested during the three months ended March 31, 2007 and 2006 was $212 and $409, respectively. The intrinsic value of units vested during the three months ended March 31, 2007 and 2006 was $290 and $749, respectively. As of March 31, 2007 there was $134 of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.6 years.

NOTE 13 – REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a three year plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this three year plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is expected to be completed in the fourth quarter of 2008. The plan anticipates a headcount reduction by the end of 2008 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the three year period and primarily relate to employee severance costs. Charges were immaterial in the first quarter of 2007. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of March 31, 2007. All charges related to the Redeployment Program are included in Cost of Sales in the condensed consolidated statement of income.

		Charges For
	Beginning Reserve	The Three Months			Ending Reserve
	At 01/01/07	Ended 03/31/07	Cash Paid	FX Impact	At 03/31/07

Employee severance	$995	$(20)	$(512)	$13	$476
Other costs	—	89	(91)	2	—

Totals	$995	$69	$(603)	$15	$476

NOTE 14 – INCOME TAX UNCERTAINTIES
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.6 million increase in the liability for income tax uncertainties. This increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings, as required by FIN 48. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. The total amount of accrued interest and penalties as of January 1, 2007 was $1.1 million.
     As of January 1, 2007, the total amount of unrecognized tax benefits is $7.0 million, of which $6.2 million, if recognized, would impact the effective tax rate. In the first quarter of 2007, the Company incurred unfavorable tax audit settlements of $500 thousand which were part of the January 1, 2007 unrecognized tax benefits. For the next twelve months, the Company does not anticipate material changes to its income tax uncertainties.
     The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in with years still subject to income tax examinations are listed below.

Tax Years
Tax	Subject to
Jurisdiction	Examination
United States – Federal	2003 – 2006
United States – States	2002 – 2006
France	2004 – 2006
Germany	2002 – 2006
Italy	2002 – 2006
Switzerland	1997 – 2006
NOTE 15 – SUBSEQUENT EVENT
On April 18, 2007, the Board of Directors approved a two-for-one stock split that will be effected in the form of a stock distribution to shareholders of record as of the close of business on May 2, 2007 for distribution on May 9, 2007. All historical weighted average share and per share amounts will be restated beginning with the Form 10-Q for the period ending June 30, 2007 to reflect the stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Quarter Ended March 31,	2007	2006

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	66.7	67.6
Selling, research & development and administration	16.4	16.6
Depreciation and amortization	6.5	7.2

Operating Income	10.4	8.6
Other income (expense)	(.8)	(.9)

Income before income taxes	9.6	7.7

Net income	6.6%	5.3%

Effective Tax Rate	31.5%	31.8%

NET SALES
We reported record net sales of $449.8 million for the quarter ended March 31, 2007, or 20% above first quarter 2006 net sales of $375.5 million. The average U.S. dollar exchange rate weakened compared to the Euro in the first quarter of 2007 compared to the first quarter of 2006, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 6% of the 20% sales growth. Approximately $6 million of the $74 million increase in sales (approximately 2% of the 20% increase) related to acquisitions. The remaining 12% of sales growth was due primarily to increased demand for our innovative dispensing systems.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2007	% of Total	2006	% of Total

Domestic	$122,626	27%	$112,343	30%
Europe	279,849	62%	229,479	61%
Other Foreign	47,366	11%	33,646	9%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales decreased to 66.7% in the first quarter of 2007 compared to 67.6% in the same period a year ago.
The following factors positively impacted our cost of sales percentage in the first quarter of 2007:
Leveraging of Fixed Manufacturing Costs: The increase in sales volumes across all three market segments allowed us to better leverage our fixed overhead manufacturing expenses as a percentage of our net sales.
Improved Product Mix. Sales of custom tooling in the first quarter decreased approximately $3.9 million compared to the first quarter of 2006. Traditionally, sales of custom tooling generate lower margins than our regular product sales and, thus, any decreased sales of custom tooling positively impacts cost of sales as a percentage of net sales. In addition, this decrease in sales of custom tooling was compensated by an increase in higher margin product sales such as sales of our products to the pharmaceutical market and sales of our value added personal care aerosol valve accessories. Both of these factors helped reduce our cost of sales as a percentage of net sales.
The following factors negatively impacted our cost of sales percentage in the first quarter of 2007:
Rising Raw Material Costs. Raw material costs, in particular nickel, which is used in some of our components continued to increase in the first quarter of 2007 over 2006. We estimate that the increased nickel charges negatively impacted our cost of goods sold in the quarter by more than $1 million.

Weakening of the U.S. Dollar. We are a net importer from Europe into the U.S. of products produced in Europe with costs denominated in Euros. As a result, when the U.S. dollar or other currencies weaken against the Euro, products produced in Europe (with costs denominated in Euros) and sold in currencies that are weaker compared to the Euro, have a negative impact on cost of sales as a percentage of net sales. We estimate that the impact on the quarter was approximately $1 million.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $11.4 million in the first quarter of 2007 compared to the same period a year ago. Changes in currency rates accounted for $4.2 million of the increase in SG&A in the quarter while approximately $1.6 million of the increase relates to the increase of stock option expense. Acquisitions accounted for approximately $0.8 million of the increase in SG&A in the quarter. The remainder of the increase is primarily due to normal inflationary cost increases. SG&A as a percentage of net sales decreased to 16.4% compared to 16.6% of net sales in the same period of the prior year.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $2.3 million in the first quarter of 2007 to $29.2 million compared to $26.9 million in the first quarter of 2006. Changes in foreign currency rates accounted for $1.7 million of the increase while acquisitions added approximately $0.3 million of expense in the quarter. Depreciation and amortization as a percentage of net sales decreased to 6.5% compared to 7.2% of net sales in the same period of the prior year.
OPERATING INCOME
Operating income increased approximately $14.2 million in the first quarter of 2007 to $46.6 million compared to $32.4 million in the same period in the prior year. The increase is primarily due to the increase in sales mentioned above offset partially by additional stock option expense of approximately $1.6 million. Operating income as a percentage of net sales increased to 10.4% in the first quarter 2007 compared to 8.6% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the first quarter of 2007 remained flat at $3.4 million in the first quarter. Increased interest expense of $1.0 million due primarily to higher average interest rates and higher borrowing levels was offset primarily by increased interest income of $0.7 million due to our increased average cash balance.
EFFECTIVE TAX RATE
The reported effective tax rate decreased slightly to 31.5% for the three months ended March 31, 2007 compared to 31.8% in the first quarter of 2006 due primarily to the mix of where our income was earned.
NET INCOME
We reported net income of $29.6 million in the first quarter of 2007 compared to $19.8 million in the first quarter of 2006.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

Three Months Ended March 31,	2007	2006

Net Sales	$241,958	$195,308
Segment Income (1)	26,132	16,633
Segment Income as a percentage of Net Sales	10.8%	8.5%
(1) Segment Income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 – Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended March 31, 2007 increased 24% in the first quarter of 2007 to $242.0 million compared to $195.3 million in the first quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented 7% of the 24% increase. Acquisitions only accounted for 1% of the increase. Sales excluding foreign currency changes to the personal care market increased approximately 18% in the first quarter of 2007 compared to the same period in the prior year as demand for our products using bag-on-valve technology and turning locking actuators increased in the quarter. Sales of our products excluding foreign currency changes to the fragrance/cosmetic market continued their strong pace and increased 18% in the first quarter of 2007 compared to the first quarter of the prior year. General market demand both in the high and low end of the market continues to be strong especially in developing markets such as Latin America and South East Asia. Sales to Eastern Europe and Russia also increased significantly.
     Segment Income in the first quarter of 2007 increased approximately 57% to $26.1 million compared to $16.6 million reported in the same period in the prior year. Acquisitions accounted for approximately $0.6 million of segment income in the quarter. The significant increase in segment income in the first quarter is due primarily to the increase in sales volumes mentioned above and the leveraging of fixed overhead costs worldwide. In addition, an increase in sales of our higher margin value added accessories to customers of sun care and other products helped contribute to the increase in profitability in the quarter.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

Three Months Ended March 31,	2007	2006

Net Sales	$119,981	$105,488
Segment Income	13,981	10,537
Segment Income as a percentage of Net Sales	11.7%	10.0%
     Net sales for the quarter ended March 31, 2007 increased 14% in the first quarter of 2007 to $120.0 million compared to $105.5 million in the first quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented 4% of the 14% increase. Acquisitions accounted for another 3% of the increase. Sales excluding foreign currency changes to the personal care and household market increased approximately 17% and 22%, respectively, in the first quarter of 2007 compared to the same period in the prior year, due primarily to strong European sales. Sales of our products to the food/beverage market decreased 7% due primarily to a decrease in custom tooling sales in the quarter.
     Segment Income in the first quarter of 2007 increased approximately 33% to $14.0 million compared to $10.5 million reported in the same period in the prior year. The increase in segment income is primarily derived from increased sales volumes in the quarter in Europe and a favorable product mix in the U.S. Acquisitions had an immaterial impact on segment income in the first quarter of 2007.
PHARMA SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

Three Months Ended March 31,	2007	2006

Net Sales	$87,901	$74,614
Segment Income	22,682	17,063
Segment Income as a percentage of Net Sales	25.8%	22.9%
     Our net sales for the Pharma segment grew by 18% in the first quarter of 2007 to $87.9 million compared to $74.6 million in the first quarter of 2006. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented 8% of the 18% increase. The remaining 10% increase is primarily due to strong sales of our metered dose inhaler valves used on asthma products and increased sales of our nasal spray pumps primarily for allergy related products. The strength of the product sales helped to offset a decrease in custom tooling sales in the quarter of nearly $3.6 million.
     Segment Income in the first quarter of 2007 increased approximately 33% to $22.7 million compared to $17.1 million reported in the same period in the prior year. The improvement in profitability is primarily due to the increase in product sales and improved manufacturing quality leading to lower costs.
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
     Our estimated stock option expense on a pre-tax basis (in $ millions) for the remainder of the year compared to the prior year is as follows:

	2007	2006
Second Quarter	2.1	2.1
Third Quarter	1.6	2.1
Fourth Quarter	1.6	2.0
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $181.2 million from $170.6 million at December 31, 2006. Total short and long-term interest bearing debt increased in the first quarter of 2007 to $313.3 million from $296.3 million at December 31, 2006. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) remained unchanged at the end of the quarter compared to year end at 12%.
     In the first quarter of 2007, our operations provided approximately $34.2 million in cash flow compared to $31.5 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash flow is primarily attributable to an increase in earnings before depreciation, amortization and non-cash stock option expense partially offset by an increase in working capital needs to support the growth in the business. During the first quarter of 2007, we utilized the majority of the operating cash flows to finance capital expenditures.
     We used $30.4 million in cash for investing activities during the first quarter of 2007, compared to $47.6 million during the same period a year ago. The decrease in cash used for investing activities is due primarily to $16.2 million less spent on acquisitions in the first quarter of 2007 compared to the prior year. The acquisition of MVS was funded primarily from existing cash in Europe. Cash outlays for capital expenditures for 2007 are estimated to be approximately $140 million but could vary due to changes in currency rates.
     We received approximately $4.9 million in cash provided by financing activities in the first quarter of 2007 compared to $16.2 million in the first quarter of the prior year. The decrease in cash provided from financing activities is due primarily to an additional $7.3 million spent in the quarter to buy back shares of our own common stock.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2007
Debt to total capital ratio	Maximum of 55%	24%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $890 million before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $181.2 million in cash and equivalents is located outside of the U.S. In 2006, we decided to repatriate in 2007 a portion (approximately $10 million) of non-U.S. subsidiary current year earnings. We provided for additional taxes of approximately $.5 million in 2006 for this repatriation. We expect this dividend to be received in the second quarter of 2007.
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
     The Board of Directors declared an 18% increase in the quarterly dividend to $.26 per share payable on May 23, 2007 to stockholders of record as of May 2, 2007.
OFF-BALANCE SHEET ARRANGEMENTS
We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2055. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. If the Company exercises its option to purchase the building, the Company would account for this transaction as a capital expenditure. If the Company does not exercise the purchase option by the end of the lease in 2008, the Company would be required to pay an amount not to exceed $9.5 million and would receive certain rights to the proceeds from the sale of the related property. The value of the rights to be obtained relating to this property is expected to exceed the amount paid if the purchase option is not exercised. Other than operating lease obligations, we do not have any off-balance sheet arrangements
ADOPTION OF ACCOUNTING STANDARDS
In September 2006, the FASB issued Statement of Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial results or existing covenants of the Company.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet performed an analysis of any impact that the adoption of this standard will have on the financial results or existing covenants of the Company.
OUTLOOK
We expect sales to continue to be strong in the second quarter and will improve over the prior year excluding any changes in exchange rates. The continued weakness of the U.S. dollar compared to the Euro will continue to have a positive impact on sales in the second quarter. Sales in the Beauty and Home segment are expected to remain strong in the second quarter and increase over the prior year second quarter as our existing order book for both fragrance/cosmetic and personal care products remains at a high level. Sales in the Closures segment are also expected to remain strong and increase over the prior year due to the continued strength of sales of our core products in Europe and Latin America. Sales in the Pharma segment are expected to continue to improve and increase over the prior year second quarter.
     Raw material costs are expected to continue to rise in the second quarter compared to the prior year, in particular the surcharge on nickel based products. This may have a negative impact on the anticipated results if delays or difficulties are encountered in passing through these additional costs to customers.
     We anticipate that diluted earnings per share (on a pre-split basis) for the second quarter of 2007 will be in the range of $.96 to $1.01 per share compared to $.77 per share in the prior year.
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost and availability of raw materials (particularly resin, metal and nickel);
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation, such as recycling laws;
•	competition (particularly from Asia) and technological change;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to successfully integrate our recent acquisitions and our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer spending levels, particularly in the pharma segment;

•	work stoppages due to labor disputes;
•	the timing and recognition of the costs of the workforce redeployment program in France;
•	the demand for existing and new products;
•	significant product liability claims;
•	other risks associated with our operations.
     Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For additional risk factors affecting AptarGroup stock and AptarGroup’s operations or operating results, refer to Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

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
     The table below provides information as of March 31, 2007 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2008 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$32,286	1.3173
Swiss Francs/Euro	16,297	.6242
Canadian Dollars/Euro	11,174	.6979
Euro/Brazilan Real	9,313	4.1243
Czech Koruna/Euro	3,286	.0357
Euro/British Pound	2,856	.6781
Euro/Argentinean Peso	1,336	4.1320
Euro/Swiss Franc	1,042	1.5960
U.S. Dollar/Indian Rupee	1,000	46.2150
Other	5,158

Total	$83,748

     As of March 31, 2007, we have recorded the fair value of foreign currency forward exchange contracts of $662 thousand in accounts payable and accrued liabilities and $1.0 million in deferred and other non-current liabilities in the balance sheet.
     At March 31, 2007, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $25 million which requires us to pay an average variable interest rate (which was 5.3% at March 31, 2007) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.2 million assuming a tax rate of 31.5%. As of March 31, 2007, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.0 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2007 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2007 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended March 31, 2007, the FCP Aptar Savings Plan (the “Plan”) sold 70 shares of our Common Stock on behalf of the participants at an average price of $65.76 per share, for an aggregate amount of $4.6 thousand. At March 31, 2007, the Plan owns 6,942 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2007:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

1/1 – 1/31/07	—	$—	—	2,027,300
2/1 – 2/28/07	34,300	65.73	34,300	1,993,000
3/1 – 3/31/07	147,500	65.64	147,500	1,845,500

Total	181,800	$65.65	181,800	1,845,500
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

Date: May 3, 2007

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