Form 10-Q
period 2007-06-30
APTARGROUP INC
filed 2007-07-27
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 19, 2007).

Common Stock	68,709,444

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2007

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$472,876	$398,625	$922,717	$774,093

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	318,595	268,518	618,855	522,304
Selling, research & development and administrative	65,805	58,087	139,530	120,457
Depreciation and amortization	30,944	28,250	60,181	55,163

	415,344	354,855	818,566	697,924

Operating Income	57,532	43,770	104,151	76,169

Other Income (Expense):
Interest expense	(4,612)	(3,897)	(9,455)	(7,707)
Interest income	1,756	830	3,378	1,741
Equity in results of affiliates	111	137	268	243
Minority interests	1	(86)	18	(132)
Miscellaneous, net	(820)	(422)	(1,210)	(935)

	(3,564)	(3,438)	(7,001)	(6,790)

Income Before Income Taxes	53,968	40,332	97,150	69,379

Provision for Income Taxes	17,000	12,664	30,602	21,901

Net Income	$36,968	$27,668	$66,548	$47,478

Net Income Per Common Share:
Basic	$0.54	$0.39	$0.96	$0.68

Diluted	$0.52	$0.39	$0.93	$0.66

Average Number of Shares Outstanding:
Basic	69,037	70,078	69,113	70,114
Diluted	71,443	71,722	71,886	72,378

Dividends Declared Per Common Share	$0.13	$0.10	$0.24	$0.20

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2007	2006

Assets

Current Assets:
Cash and equivalents	$195,223	$170,576
Accounts and notes receivable, less allowance for doubtful accounts of $11,406 in 2007 and $10,963 in 2006	380,144	320,969
Inventories, net	258,464	226,455
Prepaid expenses and other current assets	60,500	44,820

	894,331	762,820

Property, Plant and Equipment:
Buildings and improvements	248,885	236,743
Machinery and equipment	1,284,054	1,212,386

	1,532,939	1,449,129
Less: Accumulated depreciation	(944,948)	(872,241)

	587,991	576,888
Land	14,648	14,189

	602,639	591,077

Other Assets:
Investments in affiliates	3,578	3,388
Goodwill	214,059	207,882
Intangible assets, net	18,430	19,820
Other non-current assets	4,280	7,025

	240,347	238,115

Total Assets	$1,737,317	$1,592,012

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2007	2006

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$152,353	$100,583
Current maturities of long-term obligations	26,447	26,841
Accounts payable and accrued liabilities	318,962	272,761

	497,762	400,185

Long-Term Obligations	146,479	168,877

Deferred Liabilities and Other:
Deferred income taxes	32,245	33,741
Retirement and deferred compensation plans	44,231	40,134
Deferred and other non-current liabilities	8,040	2,112
Commitments and contingencies	—	—
Minority interests	553	563

	85,069	76,550

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	789	392
Capital in excess of par value	217,265	195,343
Retained earnings	893,211	844,921
Accumulated other comprehensive income	134,872	109,505
Less treasury stock at cost, 10.2 and 9.3 million shares as of June 30, 2007 and December 31, 2006	(238,130)	(203,761)

	1,008,007	946,400

Total Liabilities and Stockholders’ Equity	$1,737,317	$1,592,012

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Six Months Ended June 30,	2007	2006

Cash Flows From Operating Activities:
Net income	$66,548	$47,478
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	57,993	53,506
Amortization	2,188	1,657
Stock option based compensation	10,840	9,255
Provision for bad debts	621	891
Labor redeployment	(233)	(558)
Minority interests	(18)	132
Deferred income taxes	(5,168)	(4,202)
Retirement and deferred compensation plans	2,380	2,196
Equity in results of affiliates in excess of cash distributions received	(268)	(195)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(49,955)	(37,481)
Inventories	(26,096)	(12,690)
Prepaid and other current assets	(5,335)	(2,840)
Accounts payable and accrued liabilities	32,916	14,871
Income taxes payable	7,296	5,458
Other changes, net	(1,470)	(82)

Net Cash Provided by Operations	92,239	77,396

Cash Flows From Investing Activities:
Capital expenditures	(56,198)	(55,106)
Disposition of property and equipment	813	5,146
Intangible assets acquired	(506)	(1,924)
Acquisition of businesses	(5,151)	(21,315)
Collection of notes receivable, net	93	199

Net Cash Used by Investing Activities	(60,949)	(73,000)

Cash Flows From Financing Activities:
Proceeds from notes payable	51,478	19,055
Proceeds from long-term obligations	—	4,642
Repayments of long-term obligations	(23,000)	(6,639)
Dividends paid	(16,603)	(14,030)
Proceeds from stock options exercises	10,919	9,817
Purchase of treasury stock	(37,122)	(22,672)
Excess tax benefit from exercise of stock options	2,774	1,052

Net Cash Used by Financing Activities	(11,554)	(8,775)

Effect of Exchange Rate Changes on Cash	4,911	8,640

Net Increase in Cash and Equivalents	24,647	4,261
Cash and Equivalents at Beginning of Period	170,576	117,635

Cash and Equivalents at End of Period	$195,223	$121,897

Supplemental Non-cash Financing Activities:
Capital lease obligations	$—	1,780
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
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Income Tax Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.6 million increase in the liability for income tax uncertainties. The increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings, as required by FIN 48.
NOTE 2 - INVENTORIES
At June 30, 2007 and December 31, 2006, approximately 20% and 21%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	June 30,	December 31,
	2007	2006

Raw materials	$92,586	$84,470
Work in progress	61,940	49,377
Finished goods	107,458	95,403

Total	261,984	229,250
Less LIFO Reserve	(3,520)	(2,795)

Total	$258,464	$226,455

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2006 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2006	$23,158	$148,073	$36,651	$207,882
Acquisitions (See Note 11)	—	3,472	—	3,472
Foreign currency exchange effects	539	1,597	569	2,705

Balance as of June 30, 2007	$23,697	$153,142	$37,220	$214,059

The table below shows a summary of intangible assets as of June 30, 2007 and December 31, 2006.

		June 30, 2007			December 31, 2006
Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$17,793	$(10,672)	$7,121	$17,267	$(9,750)	$7,517
License agreements and other	8	21,864	(10,555)	11,309	21,196	(8,893)	12,303

Total intangible assets		$39,657	$(21,227)	$18,430	$38,463	$(18,643)	$19,820

     Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2007 and 2006 was $1,114 and $866, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2007 and June 30, 2006 was $2,188 and $1,657, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2007	$4,257
2008	4,059
2009	3,394
2010	2,687
2011	1,087
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2007.
NOTE 4 – TOTAL COMPREHENSIVE INCOME
AptarGroup’s total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$36,968	$27,668	$66,548	$47,478
Add: Foreign currency translation adjustments	14,541	42,678	25,383	60,287
Net gain/loss on derivatives (net of tax)	(85)	—	(81)	—
Pension liability adjustment (net of tax)	(33)	—	64	(19)

Total comprehensive income	$51,391	$70,346	$91,914	$107,746

NOTE 5 – RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended June 30,

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Service cost	$947	$987	$385	$344
Interest cost	772	661	416	348
Expected return on plan assets	(668)	(604)	(180)	(146)
Amortization of prior service cost	1	1	(50)	18
Amortization of net loss	161	151	194	149

Net periodic benefit cost	$1,213	$1,196	$765	$713

Six months ended June 30,

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Service cost	$1,924	$1,974	$768	$673
Interest cost	1,510	1,322	819	682
Expected return on plan assets	(1,355)	(1,208)	(352)	(285)
Amortization of prior service cost	2	2	33	36
Amortization of net loss	180	302	252	294

Net periodic benefit cost	$2,261	$2,392	$1,520	$1,400

EMPLOYER CONTRIBUTIONS
The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $1 million to its domestic defined benefit plans and approximately $1.9 million to its foreign defined benefit plans in 2007. As of June 30, 2007, the Company has contributed approximately $0.7 million to its foreign plans and has not yet contributed to its domestic plans.
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
     As of June 30, 2007, the Company recorded the fair value of derivative instrument of $0.6 million in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $20 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and six months ended June 30, 2007 or 2006 as any hedge ineffectiveness for the period was immaterial.
CASH FLOW HEDGES
As of June 30, 2007, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.5 million) as of June 30, 2007. There were no foreign currency forward contracts utilized to hedge cash flow exposures as of June 30, 2006.

     During the six months ended June 30, 2007, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately five years (March 2012).
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
OTHER
As of June 30, 2007, the Company recorded the fair value of foreign currency forward exchange contracts of $0.2 million in accounts payable and accrued liabilities and $2.2 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2007 had an aggregate contract amount of $84.6 million.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2007.
NOTE 8 – STOCK REPURCHASE PROGRAM
During the quarter ended June 30, 2007, the Company repurchased 680 thousand shares for an aggregate amount of $25.2 million. As of June 30, 2007, the Company has outstanding authorizations to repurchase up to approximately 3 million shares. The timing of and total amount expended for the share repurchase depends upon market conditions.
NOTE 9 – EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

		Three months ended
	June 30, 2007		June 30, 2006
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$36,968	$36,968	$27,668	$27,668

Average equivalent shares
Shares of common stock	69,037	69,037	70,078	70,078
Effect of dilutive stock based compensation
Stock options	2,401	—	1,642	—
Restricted stock	5	—	2	—

Total average equivalent shares	71,443	69,037	71,722	70,078

Net income per share	$0.52	$0.54	$0.39	$0.39

	Six months ended
	June 30, 2007		June 30, 2006
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$66,548	$66,548	$47,478	$47,478

Average equivalent shares
Shares of common stock	69,113	69,113	70,114	70,114
Effect of dilutive stock based compensation
Stock options	2,764	—	2,258	—
Restricted stock	9	—	6	—

Total average equivalent shares	71,886	69,113	72,378	70,114

Net income per share	$0.93	$0.96	$0.66	$0.68

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
Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total Sales:
Beauty & Home	$253,030	$211,113	$497,426	$409,035
Closures	122,102	109,731	242,563	215,460
Pharma	101,275	81,686	189,219	156,643
Other	385	386	701	612

Total Sales	476,792	402,916	929,909	781,750

Less: Intersegment Sales:
Beauty & Home	$2,844	$3,530	$5,282	$6,144
Closures	570	289	1,050	530
Pharma	118	225	161	568
Other	384	247	699	415

Total Intersegment Sales	$3,916	$4,291	$7,192	$7,657

Net Sales:
Beauty & Home	$250,186	$207,583	$492,144	$402,891
Closures	121,532	109,442	241,513	214,930
Pharma	101,157	81,461	189,058	156,075
Other	1	139	2	197

Net Sales	$472,876	$398,625	$922,717	$774,093

Segment Income:
Beauty & Home	$26,443	$19,752	$52,575	$36,385
Closures	13,363	12,186	27,344	22,723
Pharma	26,356	19,848	49,038	36,911
Corporate Expenses & Other	(9,338)	(8,387)	(25,730)	(20,674)

Income before interest and taxes	$56,824	$43,399	$103,227	$75,345
Interest expense, net	(2,856)	(3,067)	(6,077)	(5,966)

Income before income taxes	$53,968	$40,332	$97,150	$69,379

NOTE 11 – ACQUISITIONS
On February 15, 2007 the Company acquired Moderne Verpackungssysteme GmbH (“MVS”) for approximately $5.2 million in cash. No debt was assumed in the transaction. MVS, located in Germany, is a supplier of bag-on-valve assembled products.

The excess of the purchase price over the fair valve of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.5 million was recorded on the acquisition. The condensed consolidated statement of income includes MVS’ results of operations from February 15, 2007, the date of the acquisition and is part of the Beauty and Home reporting segment.
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
     The Company issues stock options and restricted stock units to employees under Stock Awards Plans approved by shareholders. Stock options are issued to non-employee directors for their services as directors under Director Stock Option Plans approved by shareholders. Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant. Restricted stock units generally vest over three years.
     Compensation expense recorded attributable to stock options for the first half of 2007 was approximately $10.8 million ($7.6 million after tax), or $0.11 per share (basic and diluted). The income tax benefit related to this compensation expense was approximately $3.3 million. Approximately $10.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first half of 2006 was approximately $9.2 million ($6.0 million after tax), or $.09 per share (basic and diluted). The income tax benefit related to this compensation expense was approximately $3.2 million. Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $9.32 and $8.05 per share in 2007 and 2006, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2007	2006

Dividend Yield	1.4%	1.6%
Expected Stock Price Volatility	24.6%	24.8%
Risk-free Interest Rate	4.8%	4.3%
Expected Life of Option (years)	7.0	7.0
There have been no grants under the Director Stock Option Plan during the second quarter of 2007. The fair value of stock options granted under the Director Stock Option Plans in 2006 was $8.63 per share. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2007	2006

Dividend Yield	—	1.5%
Expected Stock Price Volatility	—	24.8%
Risk-free Interest Rate	—	5.1%
Expected Life of Option (years)	—	7.0

A summary of option activity under the Company’s stock option plans as of June 30, 2007, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2007	7,327,874	$18.70	220,000	$20.68
Granted	1,249,500	30.49	—	—
Exercised	(668,048)	14.37	(54,000)	13.77
Forfeited or expired	(11,266)	23.00	—	—

Outstanding at June 30, 2007	7,898,060	$20.92	166,000	$22.93

Exercisable at June 30, 2007	5,450,848	$17.60	138,000	$22.34

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2007	6.5		6.7
Exercisable at June 30, 2007	5.4		6.4

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2007	$115,601		$2,096
Exercisable at June 30, 2007	$97,916		$1,825

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2007	$13,140		$1,024
June 30, 2006	$9,212		$36
     The fair value of shares vested during the six months ended June 30, 2007 and 2006 was $9.5 million and $8.2 million, respectively. Cash received from option exercises was approximately $10.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $4.0 million in the six months ended June 30, 2007. As of June 30, 2007, the remaining valuation of stock option awards to be expensed in future periods was $8.3 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.
     The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of June 30, 2007, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	15,700	$24.66
Granted	14,512	30.63
Vested	(9,114)	23.27

Nonvested at June 30, 2007	21,098	$29.36

     Compensation expense recorded attributable to restricted stock unit grants for the first half of 2007 and 2006 was approximately $400 and $200, respectively. The fair value of units vested during the six months ended June 30, 2007 and 2006 was $212 and $409, respectively. The intrinsic value of units vested during the six months ended June 30, 2007 and 2006 was $290 and $749, respectively. As of June 30, 2007 there was $114 of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.5 years.
NOTE 13 – REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases and is now expected to be completed in the fourth quarter of 2007. The plan anticipates a headcount reduction by the end of 2007 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the Redeployment Program period and primarily relate to employee severance costs. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of June 30, 2007. All charges related to the Redeployment Program are included in Cost of Sales in the condensed consolidated statement of income.

		Charges For
	Beginning Reserve	The Six Months			Ending Reserve
	At 01/01/07	Ended 06/30/07	Cash Paid	FX Impact	At 06/30/07

Employee severance	$995	$418	$(686)	$28	$755
Other costs	—	177	(177)	1	1

Totals	$995	$595	$(863)	$29	$756

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

Tax Years
Tax	Subject to
Jurisdiction	Examination
United States – Federal	2003–2006
United States – States	2002–2006
France	2004–2006
Germany	2002–2006
Italy	2002–2006
Switzerland	1997–2006
NOTE 15 – STOCK SPLIT
On April 18, 2007, the Board of Directors approved a two-for-one stock split that was effected in the form of a stock distribution to shareholders of record as of the close of business on May 2, 2007 for distribution on May 9, 2007. All historical weighted average share and per share amounts were restated in this Form 10-Q to reflect the stock split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.4	67.3	67.1	67.5
Selling, research & development and administration	13.9	14.6	15.1	15.6
Depreciation and amortization	6.5	7.1	6.5	7.1

Operating Income	12.2	11.0	11.3	9.8
Other income (expense)	(0.8)	(0.9)	(0.8)	(0.8)

Income before income taxes	11.4	10.1	10.5	9.0

Net income	7.8%	6.9%	7.2%	6.1%

Effective Tax Rate	31.5%	31.4%	31.5%	31.6%

NET SALES
Net sales for the quarter and six months ended June 30, 2007 were a record $472.9 million and $922.7 million, respectively, and represented an increase of 19% over the same periods a year ago. The average U.S. dollar exchange rate weakened compared to the Euro in 2007 compared to 2006, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 6% of the 19% sales growth for the quarter and six months ended June 30, 2007. Sales from acquired companies accounted for approximately 1% of the increase in sales for the quarter and six months ended June 30, 2007. The remaining 12% of sales growth was due primarily to increased demand for our innovative dispensing systems.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total

Domestic	$124,816	26%	$119,004	30%	$247,442	27%	$231,347	30%
Europe	295,984	63%	243,580	61%	575,833	62%	473,059	61%
Other Foreign	52,076	11%	36,041	9%	99,442	11%	69,687	9%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased slightly to 67.4% in the second quarter of 2007 compared to 67.3% in the second quarter of 2006.
The following factors positively impacted our cost of sales percentage in the second quarter of 2007:
Leveraging of Fixed Manufacturing Costs: The increase in sales volumes across all three market segments allowed us to better leverage our fixed overhead manufacturing expenses as a percentage of our net sales.
Favorable Product Mix. Increased sales of our products to the pharmaceutical market which traditionally generate higher margins helped positively impact our cost of sales percentage in the second quarter. In addition, the success of our bag-on-valve product line utilizing our value added accessories for continuous spray sun care products also had a positive impact on our cost of sales percentage.
Lower Compliance Costs For The Pharma Industry. In the prior year we incurred additional costs in our Pharma segment due to more stringent quality standards on certain of our products. These costs include, among others, higher personnel-related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components. A majority of these costs did not reoccur in 2007 and as a result had a positive impact on our cost of sales percentage in the first half of 2007.
The following factors negatively impacted our cost of sales percentage in the second quarter of 2007:

Rising Raw Material Costs. Raw material costs, in particular nickel, which is used in some of our components continued to increase in the second quarter of 2007 over 2006. We estimate that the increased nickel charges negatively impacted our cost of goods sold in the quarter by approximately $1.7 million. In addition, resin cost also increased in the second quarter compared to the prior year.
Weakening of the U.S. Dollar. We are a net importer from Europe into the U.S. and other countries of products produced in Europe with costs denominated in Euros. As a result, when the U.S. dollar or other currencies weaken against the Euro, products produced in Europe (with costs denominated in Euros) and sold in currencies that are weaker compared to the Euro, have a negative impact on cost of sales as a percentage of net sales.
Increased Sales of Custom Tooling. We had a $3.0 million increase in sales of custom tooling in the second quarter of 2007. Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, an increase in sales of custom tooling negatively impacts cost of sales as a percentage of sales.
Our cost of sales as a percent of net sales decreased to 67.1% in the first half of 2007 compared to 67.5% in the first half of 2006. The decrease is primarily due to the same factors mentioned above excluding the comment on sales of custom tooling. We estimate that the increased nickel charges negatively impacted our cost of goods sold in the first half of 2007 by approximately $2.7 million.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $7.7 million in the second quarter of 2007 compared to the same period a year ago. Changes in currency rates accounted for approximately $3.1 million of the increase in SG&A in the quarter while acquisitions accounted for approximately $0.9 million of the increase in SG&A in the quarter. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales decreased to 13.9% compared to 14.6% of net sales in the same period of the prior year primarily due to the leveraging of higher sales volumes.
     SG&A increased by approximately $19.1 million in the first half of 2007 compared to the same period a year ago. Changes in currency rates accounted for approximately $7.4 million of the increase in SG&A while acquisitions accounted for approximately $1.8 million of the increase in SG&A in the first half. Another $1.6 million of the increase relates to an increase of stock option expense which occurred in the first quarter of 2007. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales decreased to 15.1% compared to 15.6% of net sales in the same period of the prior year primarily due to the leveraging of higher sales volumes.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $2.7 million in the second quarter of 2007 to $30.9 million compared to $28.3 million in the second quarter of 2006. Changes in currency rates accounted for approximately $1.4 million of the increase in depreciation and amortization in the second quarter while acquisitions accounted for approximately $0.5 million of additional depreciation and amortization expense in the quarter. Depreciation and amortization as a percentage of net sales decreased to 6.5% in the second quarter of 2007 compared to 7.1% for the same period a year ago.
     Depreciation and amortization increased approximately $5.0 million in the first half of 2007 to $60.2 million compared to $55.2 million in the first half of 2006. Changes in currency rates accounted for approximately $3.1 million of the increase in depreciation and amortization in the first half of 2007 while acquisitions accounted for approximately $0.9 million of additional depreciation and amortization expense compared to the prior year. Depreciation and amortization as a percentage of net sales decreased to 6.5% compared to 7.1% for the same period a year ago.
OPERATING INCOME
Operating income increased approximately $13.8 million in the second quarter of 2007 to $57.5 million compared to $43.8 million in the same period in the prior year. The increase is primarily due to the increase in sales and favorable product mix mentioned above. Acquisitions added approximately $0.8 million in operating income during the quarter. Operating income as a percentage of net sales increased to 12.2% in the second quarter of 2007 compared to 11.0% for the same period in the prior year.
Operating income increased approximately $28.0 million in the first half of 2007 to $104.2 million compared to $76.2 million in the same period in the prior year. Increases in sales volumes are the primary reason for the overall net increase in operating income for the first half of the year. Acquisitions added approximately $1.5 million to operating income in the first half of the year. Operating income as a percentage of sales increased to 11.3% in the first half of 2007 compared to 9.8% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the second quarter of 2007 increased slightly to $3.6 million from $3.4 million in the same period in the prior year primarily reflecting increased interest expense of $0.7 million and an increase in foreign currency losses of approximately $0.5 million. The increase in interest expense is due primarily to higher average interest rates and higher borrowing levels. Partially offsetting these two items was an increase in interest income of approximately $0.9 million due primarily to the increase in cash on the balance sheet.
     Net other expenses for the six months ended June 30, 2007 increased to $7.0 million from $6.8 million in the same period in the prior year primarily reflecting increased interest expense of $1.7 million and an increase in foreign currency losses of approximately $0.5 million. The increase in interest expense is due primarily to higher average interest rates and higher borrowing levels. Partially offsetting these two items was an increase in interest income of approximately $1.6 million due primarily to the increase in cash on the balance sheet.
EFFECTIVE TAX RATE
The reported effective tax rate increased slightly to 31.5% for the three months ended June 30, 2007 compared to 31.4% in the second quarter of 2006.
     The reported effective tax rate decreased slightly to 31.5% for the six months ended June 30, 2007 compared to 31.6% in the first half of the prior year.
NET INCOME
We reported net income of $37.0 million and $66.5 million in the second quarter and six months ended June 30, 2007, respectively compared to $27.7 million and $47.5 million for the same periods in the prior year.
BEAUTY & HOME SEGMENT
     Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$250,186	$207,583	$492,144	$402,891
Segment Income (1)	26,443	19,752	52,575	36,385
Segment Income as a percentage of Net Sales	10.6%	9.5%	10.7%	9.0%
(1) Segment Income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 – Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended June 30, 2007 increased 21% in the second quarter of 2007 to $250.2 million compared to $207.6 million in the second quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 6% of the 21% increase. Acquisitions only accounted for approximately 1% of the sales increase. Sales excluding foreign currency changes to the personal care market increased approximately 25% in the second quarter of 2007 compared to the same period in the prior year. Acquisitions accounted for 1% of the 25% increase in sales to this market. Sales of our products excluding foreign currency changes to the fragrance/cosmetic market remained strong and increased 10% in the second quarter of 2007 compared to the second quarter of 2006. Acquisitions accounted for 2% of the 10% increase in sales to this market. General market demand both in the high and low end of the market continues to be strong especially in developing markets such as Latin America, Eastern Europe and Russia.
     Net sales for the first six months of 2007 increased 22% in the first six months of 2007 to $492.1 million compared to $402.9 million in the first six months of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 6% of the 22% increase in sales. Acquisitions only accounted for approximately 1% of the sales increase. Sales excluding foreign currency changes to the personal care market increased approximately 21% in the first half of 2007 compared to the first half of 2006. Sales of our products excluding foreign currency changes to the fragrance/cosmetic market increased more than 14% in the first half of 2007 compared to the first half of 2006. Acquisitions accounted for approximately 3% of the 14% increase in sales to this market.
     Segment Income in the second quarter of 2007 increased approximately 34% to $26.4 million compared to $19.8 million reported in the same period in the prior year. Acquisitions had an immaterial impact on the segment income in the quarter. The increase in segment income is due primarily to the significant increase in sales to the personal care and fragrance/cosmetic market as well as a favorable mix of products sold.
     Segment Income in the first six months of 2007 increased approximately 44% to $52.6 million compared to $36.4 million reported in the same period in the prior year. Acquisitions had an immaterial impact on the segment income in the first six months. The remainder of the increase is primarily due to the same reasons mentioned previously.

CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$121,532	$109,442	$241,513	$214,930
Segment Income	13,363	12,186	27,344	22,723
Segment Income as a percentage of Net Sales	11.0%	11.1%	11.3%	10.6%
     Net sales for the quarter ended June 30, 2007 increased approximately 11% in the second quarter of 2007 to $121.5 million compared to $109.4 million in the second quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 4% of the 11% increase. Acquisitions accounted for approximately 2% of the 11% sales increase. Sales excluding changes in foreign currency and acquisitions to the personal care market increased approximately 3% in the second quarter of 2007 compared to the same period in the prior year, while sales to the food/beverage market increased 12% and sales to the household market increased 6%.
     Net sales for the first six months of 2007 increased approximately 12% in the first six months of 2007 to $241.5 million compared to $214.9 million in the first six months of the prior year. Once again, the weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 4% of the 12% increase. Acquisitions accounted for approximately 2% of the 12% sales increase. Sales excluding foreign currency changes and acquisitions to the personal care market increased approximately 8% in the first six months of 2007 compared to the same period in the prior year, while sales to the food/beverage market increased 3% and sales to the household market increased 14%.
     Segment Income in the second quarter of 2007 increased approximately 10% to $13.4 million compared to $12.2 million reported in the same period in the prior year. The increase in segment income is primarily derived from increased sales volumes in Europe during the quarter, partially offset by rising resin costs. Acquisitions had an immaterial impact on segment income in the second quarter.
     Segment Income in the first six months of 2007 increased approximately 20% to $27.3 million compared to $22.7 million reported in the same period of the prior year. The increase in segment income is primarily derived from increased sales volumes in the first six months in Europe as well as a positive product mix in North America. Acquisitions had an immaterial impact on segment income in the first six months of 2007.
PHARMACEUTICAL SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$101,157	$81,461	$189,058	$156,075
Segment Income	26,356	19,848	49,038	36,911
Segment Income as a percentage of Net Sales	26.1%	24.4%	25.9%	23.6%
     Our net sales for the Pharmaceutical segment grew by 24% in the second quarter of 2007 to $101.2 million compared to $81.5 million in the second quarter of 2006. Changes in foreign currency rates positively impacted the sales growth and accounted for approximately 6% of the 24% sales growth. Sales of tooling to customers increased in the second quarter of 2007 compared to the same period in the prior year and represented approximately 5% of the sales growth in the quarter. The remainder of the increase in sales is due primarily to strong sales of our metered dose inhaler valves used on asthma products and our nasal spray pumps primarily used on allergy related products.
     Our net sales for the Pharmaceutical segment grew by 21% in the first six months of 2007 to $189.1 million compared to $156.1 million in the first six months of 2006. Changes in foreign currency rates positively impacted the sales growth by approximately 7% for the first half of 2007. The remaining 14% increase in sales again was due to the strong demand for our metered dose inhaler valves as well as strong demand for our nasal spray pumps, primarily for allergy related products. Sales of tooling to customers was flat for the first six months of 2007 compared to the same period in the prior year.
     Segment Income in the second quarter of 2007 increased approximately 33% to $26.4 million compared to $19.8 million reported in the same period in the prior year. The significant improvement in profitability is primarily due to the increase in product sales as well as improved manufacturing quality leading to lower costs compared to the prior year second quarter.
     Segment Income in the first six months of 2007 increased approximately 33% to $49.0 million compared to $36.9 million reported in the same period in the prior year. Once again, the higher sales volumes combined with improved manufacturing quality were the main reasons for the increase in profitability in the first six months of 2007.

FOREIGN CURRENCY
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a material impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our foreign exchange exposures principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.
QUARTERLY TRENDS
Our results of operations in the second half of the year typically are negatively impacted by customer plant shutdowns in the summer months in Europe and operational plant shutdowns in December. In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, recognition of equity based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.
     Our estimated stock option expense on a pre-tax basis (in $ millions) for the remainder of the year compared to the prior year is as follows:

	2007	2006
Third Quarter	1.6	2.1
Fourth Quarter	1.6	2.0
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $195.2 million from $170.6 million at December 31, 2006. Total short and long-term interest bearing debt increased in the first six months of 2007 to $325.3 million from $296.3 million at December 31, 2006. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased slightly at the end of June 2007 to 11% compared to the prior year end of 12%.
     In the first six months of 2007, our operations provided approximately $92.2 million in cash flow compared to $77.4 million for the same period a year ago. The increase in cash flow is primarily attributable to an increase in earnings before depreciation, amortization and non-cash stock option expense partially offset by an increase in working capital needs to support the growth in the business. During the first six months of 2007, we utilized the majority of the operating cash flows to finance capital expenditures.
     We used $60.9 million in cash for investing activities during the first six months of 2007, compared to $73.0 million during the same period a year ago. The decrease in cash used for investing activities is due primarily to $16.2 million less spent on acquisitions in the first half of 2007 compared to the prior year. The acquisition of MVS in the first quarter was funded primarily from existing cash in Europe. Cash outlays for capital expenditures for 2007 are estimated to be approximately $140 million but could vary due to changes in currency rates.
     We used approximately $11.6 million in cash from financing activities in the first half of 2007 compared to $8.8 million in the first half of the prior year. The increase in cash used from financing activities is due primarily to an increase of approximately $2.6 million in dividends paid to shareholders in the first half of 2007. The increase of approximately $14.5 million in cash used to buy back the Company’s common stock and the increase of $16.4 million in cash used to repay long term obligations was funded by an increase in short term borrowings of approximately $32.4 million in the first half of 2007.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2007
Debt to total capital ratio	Maximum of 55%	24%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $900 million before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $195.2 million in cash and equivalents is located outside of the U.S.
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
     On July 18, 2007, the Board of Directors declared a quarterly dividend of $.13 per share payable on August 21, 2007 to stockholders of record as of July 31, 2007.

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
OUTLOOK
We expect sales to continue to be strong in the third quarter and improve over the prior year excluding any changes in exchange rates. The continued weakness of the U.S. dollar compared to the Euro will continue to have a positive impact on sales in the third quarter. Sales in the Beauty & Home, Closures and Pharma segment are expected to remain strong in the third quarter and increase over the prior year third quarter as our existing order book for all three segments remains at a high level.
     In the third quarter of 2007, the German government is expected to ratify a proposed reduction in the German corporate tax rate that will reduce the effective corporate tax rate for income earned beginning January 1, 2008. When ratified, we will be required to recalculate our deferred taxes for our German subsidiaries using this lower rate. We presently estimate the reduction of net deferred tax liabilities that we expect to record in the third quarter of this year to be approximately $2 million or a positive impact of about $0.03 per share.
     We anticipate that diluted earnings per share for the third quarter of 2007 will be in the range of $.47 to $.50 per share, excluding any impact coming from the expected ratification of the proposed German corporate income tax rate reduction, compared to $.40 per share in the prior year.

FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost of materials (particularly resin and nickel based components);
•	the availability of raw materials and components (particularly from sole sourced suppliers);
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition (particularly from Asia) and technological change;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to successfully integrate our recent acquisitions and our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer spending levels;
•	work stoppages due to labor disputes;
•	the timing and recognition of the costs of the workforce redeployment program in France;
•	the demand for existing and new products;
•	significant product liability claims;
•	other risks associated with our operations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a material impact on the translation of the financial condition and results of operations of our entities. Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to South American and Asian currencies, among others. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect.
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
     The table below provides information as of June 30, 2007 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2007.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$31,539	1.3447
Swiss Francs/Euro	17,866	0.6042
Canadian Dollar/Euro	11,322	0.6979
Euro/Brazilian Real	10,248	4.0052
Czech Koruna/Euro	3,221	0.0358
Euro/British Pound	2,783	0.6783
U.S. Dollar/Euro	2,318	0.7487
Euro/Swiss Francs	1,204	1.6235
U.S. Dollar/Indian Rupee	1,000	41.3700
Other	3,107

Total	$84,608

     As of June 30, 2007, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in accounts payable and accrued liabilities and $2.2 million in deferred and other non-current liabilities in the balance sheet.
     At June 30, 2007, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $20 million which requires us to pay an average variable interest rate (which was 5.3% at June 30, 2007) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.1 million assuming a tax rate of 32%. As of June 30, 2007, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.6 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2007 since there was no hedge ineffectiveness.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2007 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended June 30, 2007, the FCP Aptar Savings Plan (the “Plan”) purchased 6,500 shares of our common stock on behalf of the participants at an average price of $36.55 per share, for an aggregate amount of $237.6 thousand and sold 6,184 shares of our common stock on behalf of the participants at an average price of $36.85 per share, for an aggregate amount of $227.9 thousand. At June 30, 2007, the Plan owns 14,200 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2007:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

4/1 – 4/30/07	—	$—	—	3,691,000
5/1 – 5/31/07	446,100	36.84	446,100	3,244,900
6/1 – 6/30/07	223,800	37.42	223,800	3,011,100
Total	679,900	$37.04	679,900	3,011,100
     On July 19, 2006, the Company announced that its Board of Directors authorized the Company to repurchase four million shares of its outstanding common stock. There is no expiration date for this repurchase program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held on May 2, 2007. A vote was taken by ballot for the election of three directors to hold office until the 2010 Annual Meeting of Stockholders. The following nominees received the number of votes (pre-stock split) as set forth below:

Nominee	For	Withheld	Broker Non-Votes

Alain Chevassus	30,970,149	698,409	-0-
Stephen J. Hagge	26,268,478	5,400,081	-0-
Carl A. Siebel	30,808,244	860,315	-0-
Continuing as directors with terms expiring in 2008 are King W. Harris, Peter H. Pfeiffer and Dr. Joanne C. Smith. Continuing as directors with terms expiring in 2009 are Stefan A. Baustert, Rodney L. Goldstein, Ralph Gruska, and Dr. Leo A. Guthart.
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

Date: July 27, 2007

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