Form 10-Q
period 2007-09-30
APTARGROUP INC
filed 2007-10-29
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 23, 2007).

Common Stock	68,333,551

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2007

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	$485,692	$404,905	$1,408,409	$1,178,998

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	330,438	274,517	949,293	796,821
Selling, research & development and administrative	65,773	57,406	205,303	177,863
Depreciation and amortization	32,065	28,340	92,246	83,503

	428,276	360,263	1,246,842	1,058,187

Operating Income	57,416	44,642	161,567	120,811

Other Income (Expense):
Interest expense	(4,880)	(4,479)	(14,335)	(12,186)
Interest income	2,222	1,012	5,600	2,753
Equity in results of affiliates	158	177	426	420
Minority interests	(22)	38	(4)	(94)
Miscellaneous, net	(303)	(219)	(1,513)	(1,154)

	(2,825)	(3,471)	(9,826)	(10,261)

Income Before Income Taxes	54,591	41,171	151,741	110,550

Provision for Income Taxes	15,196	12,928	45,798	34,829

Net Income	$39,395	$28,243	$105,943	$75,721

Net Income Per Common Share:
Basic	$0.58	$0.41	$1.54	$1.08

Diluted	$0.56	$0.40	$1.48	$1.05

Average Number of Shares Outstanding:
Basic	68,488	69,292	68,902	69,838
Diluted	70,909	70,878	71,717	72,066

Dividends Declared Per Common Share	$0.13	$0.11	$0.37	$0.31

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2007	2006
Assets

Current Assets:
Cash and equivalents	$270,073	$170,576
Accounts and notes receivable, less allowance for doubtful accounts of $11,433 in 2007 and $10,963 in 2006	380,187	320,969
Inventories, net	263,426	226,455
Prepaid expenses and other current assets	64,280	44,820

	977,966	762,820

Property, Plant and Equipment:
Buildings and improvements	253,036	236,743
Machinery and equipment	1,365,264	1,212,386

	1,618,300	1,449,129
Less: Accumulated depreciation	(1,004,897)	(872,241)

	613,403	576,888
Land	15,342	14,189

	628,745	591,077

Other Assets:
Investments in affiliates	3,933	3,388
Goodwill	219,903	207,882
Intangible assets, net	18,408	19,820
Other non-current assets	5,736	7,025

	247,980	238,115

Total Assets	$1,854,691	$1,592,012

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$181,089	$100,583
Current maturities of long-term obligations	25,976	26,841
Accounts payable and accrued liabilities	340,368	272,761

	547,433	400,185

Long-Term Obligations	146,545	168,877

Deferred Liabilities and Other:
Deferred income taxes	30,999	33,741
Retirement and deferred compensation plans	45,615	40,134
Deferred and other non-current liabilities	8,539	2,112
Commitments and contingencies	—	—
Minority interests	580	563

	85,733	76,550

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	790	392
Capital in excess of par value	220,565	195,343
Retained earnings	923,667	844,921
Accumulated other comprehensive income	187,751	109,505
Less treasury stock at cost, 10.8 and 9.3 million shares as of September 30, 2007 and December 31, 2006	(257,793)	(203,761)

	1,074,980	946,400

Total Liabilities and Stockholders’ Equity	$1,854,691	$1,592,012

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2007	2006

Cash Flows From Operating Activities:
Net income	$105,943	$75,721
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	88,908	80,721
Amortization	3,338	2,782
Stock option based compensation	12,389	11,348
Provision for bad debts	677	1,567
Labor redeployment	(452)	(879)
Minority interests	4	94
Deferred income taxes	(10,151)	(5,043)
Retirement and deferred compensation plans	3,841	2,490
Equity in results of affiliates in excess of cash distributions received	(426)	(371)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(33,207)	(27,000)
Inventories	(21,639)	(17,963)
Prepaid and other current assets	(4,914)	(1,940)
Accounts payable and accrued liabilities	30,586	26,678
Income taxes payable	12,861	3,234
Other changes, net	(939)	(2,974)

Net Cash Provided by Operations	186,819	148,465

Cash Flows From Investing Activities:
Capital expenditures	(90,626)	(81,558)
Disposition of property and equipment	2,570	6,689
Intangible assets acquired	(976)	(2,767)
Acquisition of businesses, net of cash acquired	(5,151)	(32,555)
Collection of notes receivable, net	129	265

Net Cash Used by Investing Activities	(94,054)	(109,926)

Cash Flows From Financing Activities:
Proceeds from notes payable	79,713	10,441
Proceeds from long-term obligations	—	55,341
Repayments of long-term obligations	(24,408)	(8,290)
Dividends paid	(25,542)	(21,683)
Proceeds from stock options exercises	12,476	10,717
Purchase of treasury stock	(56,818)	(44,416)
Excess tax benefit from exercise of stock options	2,980	1,125

Net Cash (Used)/Provided by Financing Activities	(11,599)	3,235

Effect of Exchange Rate Changes on Cash	18,331	8,835

Net Increase in Cash and Equivalents	99,497	50,609
Cash and Equivalents at Beginning of Period	170,576	117,635

Cash and Equivalents at End of Period	$270,073	$168,244

Supplemental Non-cash Financing Activities:
Capital lease obligations	$—	1,780
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
NOTE 2 - INVENTORIES
At September 30, 2007 and December 31, 2006, approximately 21% of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	September 30,	December 31,
	2007	2006

Raw materials	$94,762	$84,470
Work in progress	64,036	49,377
Finished goods	108,673	95,403

Total	267,471	229,250
Less LIFO Reserve	(4,045)	(2,795)

Total	$263,426	$226,455

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2006 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2006	$23,158	$148,073	$36,651	$207,882
Acquisitions (See Note 11)	—	3,472	—	3,472
Foreign currency exchange effects	1,708	5,272	1,570	8,549

Balance as of September 30, 2007	$24,866	$156,817	$38,221	$219,903

The table below shows a summary of intangible assets as of September 30, 2007 and December 31, 2006.

		September 30, 2007			December 31, 2006
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$18,723	$(11,585)	$7,138	$17,267	$(9,750)	$7,517
License agreements and other	8	22,980	(11,710)	11,270	21,196	(8,893)	12,303

Total intangible assets		$41,703	$(23,295)	$18,408	$38,463	$(18,643)	$19,820

     Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2007 and 2006 was $1,150 and $1,125, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2007 and September 30, 2006 was $3,338 and $2,782, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2007	$4,474
2008	4,585
2009	3,853
2010	3,375
2011	1,931
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2007.
NOTE 4 – TOTAL COMPREHENSIVE INCOME
AptarGroup’s total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$39,395	$28,243	$105,943	$75,721
Add: Foreign currency translation adjustments	53,547	(6,714)	78,930	53,573
Net gain/(loss) on derivatives (net of tax)	35	—	(46)	—
Pension liability adjustment (net of tax)	(703)	—	(639)	(19)

Total comprehensive income	$92,274	$21,529	$184,188	$129,275

NOTE 5 – RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended September 30,

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Service cost	$977	$987	$397	$349
Interest cost	738	661	326	351
Expected return on plan assets	(687)	(604)	(183)	(147)
Amortization of prior service cost	1	1	(23)	18
Amortization of net loss	19	151	267	150

Net periodic benefit cost	$1,048	$1,196	$784	$721

Nine months ended September 30,

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Service cost	$2,901	$2,961	$1,165	$1,022
Interest cost	2,248	1,983	1,145	1,033
Expected return on plan assets	(2,042)	(1,812)	(535)	(432)
Amortization of prior service cost	3	3	10	54
Amortization of net loss	199	453	519	444

Net periodic benefit cost	$3,309	$3,588	$2,304	$2,121

EMPLOYER CONTRIBUTIONS
As of September 30, 2007, the Company has contributed $2.0 million to its domestic defined benefit plans and approximately $1.2 million to its foreign plans. The Company presently anticipates contributing an additional $0.7 million to fund its foreign plans for the remainder of 2007.
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
     As of September 30, 2007, the Company recorded the fair value of the derivative instrument of $0.9 million in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $20 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and nine months ended September 30, 2007 or 2006 as any hedge ineffectiveness for the period was immaterial.
CASH FLOW HEDGES
As of September 30, 2007, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.7 million) as of September 30, 2007. There were no foreign currency forward contracts utilized to hedge cash flow exposures as of September 30, 2006.

     During the nine months ended September 30, 2007, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for a maximum of five years (March 2012).
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
OTHER
As of September 30, 2007, the Company recorded the fair value of foreign currency forward exchange contracts of $1.0 million in prepaid expenses and other current assets, $0.2 million in accounts payable and accrued liabilities and $2.1 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of September 30, 2007 had an aggregate contract amount of $96.4 million.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2007.
NOTE 8 – STOCK REPURCHASE PROGRAM
During the quarter ended September 30, 2007, the Company repurchased 545 thousand shares for an aggregate amount of $19.7 million. During the nine months ended September 30, 2007, the Company repurchased approximately 1.6 million shares for an aggregate amount of $56.8 million. As of September 30, 2007, the Company has outstanding authorizations to repurchase up to approximately 2.5 million shares. The timing of and total amount expended for the share repurchase depend upon market conditions.
NOTE 9 – EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 99 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2007		September 30, 2006
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$39,395	$39,395	$28,243	$28,243

Average equivalent shares
Shares of common stock	68,488	68,488	69,292	69,292
Effect of dilutive stock based compensation
Stock options	2,415	—	1,582	—
Restricted stock	6	—	4	—

Total average equivalent shares	70,909	68,488	70,878	69,292

Net income per share	$0.56	$0.58	$0.40	$0.41

	Nine months ended
	September 30, 2007		September 30, 2006
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$105,943	$105,943	$75,721	$75,721

Average equivalent shares
Shares of common stock	68,902	68,902	69,838	69,838
Effect of dilutive stock based compensation
Stock options	2,804	—	2,222	—
Restricted stock	11	—	6	—

Total average equivalent shares	71,717	68,902	72,066	69,838

Net income per share	$1.48	$1.54	$1.05	$1.08

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
Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total Sales:
Beauty & Home	$261,135	$214,084	$758,561	$623,119
Closures	127,065	114,111	369,628	329,571
Pharma	100,817	79,019	290,036	235,662
Other	336	290	1,038	902

Total Sales	489,353	407,504	1,419,263	1,189,254

Less: Intersegment Sales:
Beauty & Home	$2,522	$1,684	$7,804	$7,828
Closures	546	303	1,596	833
Pharma	258	387	419	955
Other	335	225	1,035	640

Total Intersegment Sales	$3,661	$2,599	$10,854	$10,256

Net Sales:
Beauty & Home	$258,613	$212,400	$750,757	$615,291
Closures	126,519	113,808	368,032	328,738
Pharma	100,559	78,632	289,617	234,707
Other	1	65	3	262

Net Sales	$485,692	$404,905	$1,408,409	$1,178,998

Segment Income:
Beauty & Home	$25,561	$18,487	$78,136	$54,872
Closures	12,494	11,825	39,838	34,548
Pharma	29,407	21,731	78,445	58,642
Corporate Expenses & Other	(10,213)	(7,405)	(35,943)	(28,079)

Income before interest and taxes	$57,249	$44,638	$160,476	$119,983
Interest expense, net	(2,658)	(3,467)	(8,735)	(9,433)

Income before income taxes	$54,591	$41,171	$151,741	$110,550

NOTE 11 – ACQUISITIONS
On February 15, 2007 the Company acquired Moderne Verpackungssysteme GmbH (“MVS”) for approximately $5.2 million in cash. No debt was assumed in the transaction. MVS, located in Germany, is a supplier of bag-on-valve assembled products.

The excess of the purchase price over the fair valve of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.5 million was recorded on the acquisition. The condensed consolidated statement of income includes MVS’ results of operations from February 15, 2007, the date of the acquisition and the acquisition is included in the Beauty and Home reporting segment.
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
     Compensation expense recorded attributable to stock options for the first nine months of 2007 was approximately $12.4 million ($8.7 million after tax), or $0.13 per share basic and $0.12 per share diluted. Compensation expense recorded attributable to stock options for the first nine months of 2006 was approximately $11.3 million ($7.4 million after tax), or $0.11 per share basic and $0.10 per share diluted. In both years, the majority of the compensation expense was recorded in selling, research & development and administrative expenses.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $9.32 and $8.05 per share in 2007 and 2006, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2007	2006

Dividend Yield	1.4%	1.6%
Expected Stock Price Volatility	24.6%	24.8%
Risk-free Interest Rate	4.8%	4.3%
Expected Life of Option (years)	7.0	7.0
There have been no grants under the Director Stock Option Plan during 2007. The fair value of stock options granted under the Director Stock Option Plans in 2006 was $8.63 per share. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2007	2006

Dividend Yield	—	1.5%
Expected Stock Price Volatility	—	24.8%
Risk-free Interest Rate	—	5.1%
Expected Life of Option (years)	—	7.0

A summary of option activity under the Company’s stock option plans as of September 30, 2007, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2007	7,327,874	$18.70	220,000	$20.68
Granted	1,249,500	30.49	—	—
Exercised	(765,072)	14.51	(54,000)	13.77
Forfeited or expired	(12,199)	23.47	—	—

Outstanding at September 30, 2007	7,800,103	$20.99	166,000	$22.93

Exercisable at September 30, 2007	5,355,491	$17.64	138,000	$22.34

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2007	6.2		6.4
Exercisable at September 30, 2007	5.1		6.2

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2007	$131,657		$2,479
Exercisable at September 30, 2007	$108,368		$2,144

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2007	$15,274		$1,024
September 30, 2006	$9,938		$36
     The fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $9.5 million and $8.2 million, respectively. Cash received from option exercises was approximately $12.5 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $4.3 million in the nine months ended September 30, 2007. As of September 30, 2007, the remaining valuation of stock option awards to be expensed in future periods was $6.7 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.
     The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of September 30, 2007, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	15,700	$24.66
Granted	14,512	30.63
Vested	(9,114)	23.27

Nonvested at September 30, 2007	21,098	$29.36

     Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2007 and 2006 was approximately $400 and $200, respectively. The fair value of units vested during the nine months ended September 30, 2007 and 2006 was $212 and $409, respectively. The intrinsic value of units vested during the nine months ended September 30, 2007 and 2006 was $290 and $749, respectively. As of September 30, 2007 there was $93 of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.5 years.
NOTE 13 – REDEPLOYMENT PROGRAM
The Company announced in the third quarter of 2005 a plan to reduce and redeploy certain personnel in its French fragrance/cosmetic operations. The objective of this plan is to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan will be implemented in phases over a three year period and is now expected to be completed in the fourth quarter of 2007. The plan anticipates a headcount reduction by the end of 2007 of approximately 90 people. Total costs associated with the Redeployment Program are expected to be approximately $7 to $9 million before taxes over the Redeployment Program period and primarily relate to employee severance costs. The following table below highlights the pre-tax amount incurred in the period and the ending liability at the end of September 30, 2007. All charges related to the Redeployment Program are included in Cost of Sales in the condensed consolidated statement of income.

		Charges For
	Beginning Reserve	The Nine Months			Ending Reserve
	At 01/01/07	Ended 09/30/07	Cash Paid	FX Impact	At 09/30/07

Employee severance	$995	$646	$(1,218)	$113	$536
Other costs	—	271	(285)	14	—

Totals	$995	$917	$(1,503)	$127	$536

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

Tax Years
Tax	Subject to
Jurisdiction	Examination
United States — Federal	2003–2006
United States — States	2002–2006
France	2004–2006
Germany	2002–2006
Italy	2002–2006
Switzerland	1997–2006
NOTE 15 – STOCK SPLIT
On April 18, 2007, the Board of Directors approved a two-for-one stock split that was effected in the form of a stock distribution to shareholders of record as of the close of business on May 2, 2007 for distribution on May 9, 2007. All historical weighted average share and per share amounts were restated in this Form 10-Q to reflect the stock split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	68.0	67.8	67.4	67.5
Selling, research & development and administration	13.6	14.2	14.6	15.1
Depreciation and amortization	6.6	7.0	6.5	7.1

Operating Income	11.8	11.0	11.5	10.3
Other income (expense)	(0.6)	(0.9)	(0.7)	(0.9)

Income before income taxes	11.2	10.1	10.8	9.4

Net income	8.1%	7.0%	7.5%	6.4%

Effective Tax Rate	27.8%	31.4%	30.2%	31.5%
NET SALES
Net sales for the quarter and nine months ended September 30, 2007 were a record $485.7 million and $1.4 billion, respectively, and represented increases of 20% and 19%, respectively, over the same periods a year ago. The average U.S. dollar exchange rate weakened compared to the Euro in 2007 compared to 2006, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 6% of sales growth for the quarter and nine months ended September 30, 2007. Sales from acquired companies accounted for approximately 1% of the increase in sales for the quarter and nine months ended September 30, 2007. The remaining sales growth was due primarily to increased demand for our innovative dispensing systems.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total

Domestic	$127,363	26%	$122,412	30%	$374,805	27%	$353,759	30%
Europe	297,877	61%	238,371	59%	873,710	62%	711,430	60%
Other Foreign	60,452	13%	44,122	11%	159,894	11%	113,809	10%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased to 68.0% in the third quarter of 2007 compared to 67.8% in the third quarter of 2006.
The following factors positively impacted our cost of sales percentage in the third quarter of 2007:
Leveraging of Fixed Manufacturing Costs. The increase in sales volumes across all three market segments allowed us to better leverage our fixed overhead manufacturing expenses as a percentage of our net sales.
Favorable Product Mix. Increased sales of our products to the pharmaceutical market which traditionally generate higher margins helped positively impact our cost of sales percentage in the third quarter. In addition, the success of our bag-on-valve product line utilizing our value added accessories for continuous spray sun care products also had a positive impact on our cost of sales percentage.
Lower Compliance Costs For The Pharma Industry. In the prior year we incurred additional costs in our Pharma segment due to more stringent quality standards on certain of our products. These costs include, among others, higher personnel-related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components. A majority of these costs did not reoccur in 2007 and as a result had a positive impact on our cost of sales percentage in the first nine months of 2007.
The following factors negatively impacted our cost of sales percentage in the third quarter of 2007:

Rising Raw Material Costs. Raw material costs, in particular nickel and plastic resin, were higher in the third quarter of 2007 over 2006.
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
Our cost of sales as a percent of net sales decreased slightly to 67.4% for the first nine months compared to 67.5% in the first nine months of 2006. The decrease is primarily due to the same factors mentioned above.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $8.4 million in the third quarter of 2007 compared to the same period a year ago. Changes in currency rates accounted for approximately $2.9 million of the increase in SG&A in the quarter while acquisitions accounted for approximately $0.5 million of the increase in SG&A in the quarter. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales decreased to 13.6% compared to 14.2% of net sales in the same period of the prior year primarily due to the leveraging of higher sales volumes.
          SG&A increased by approximately $27.4 million for the nine months ended September 30, 2007 compared to the same period a year ago. Changes in currency rates accounted for approximately $8.8 million of the increase in SG&A while acquisitions accounted for approximately $2.2 million of the increase in SG&A in the first nine months. Another $0.9 million of the increase relates to an increase of stock option expense which occurred substantially in the first quarter of 2007. The remainder of the increase is due primarily to normal inflationary cost increases. SG&A as a percentage of net sales decreased to 14.6% compared to 15.1% of net sales in the same period of the prior year primarily due to the leveraging of higher sales volumes.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $3.7 million in the third quarter of 2007 to $32.1 million compared to $28.3 million in the third quarter of 2006. Acquisitions accounted for approximately $0.3 million of additional depreciation and amortization expense in the quarter while changes in foreign currency rates accounted for another $1.6 million of the increase. Depreciation and amortization as a percentage of sales decreased to 6.6% of net sales for the third quarter of 2007 compared to 7.0% in the same period of the prior year.
               Depreciation and amortization increased approximately $8.7 million in the first nine months of 2007 to $92.2 million compared to $83.5 million for the first nine months of 2006. Acquisitions accounted for approximately $1.1 million of additional depreciation and amortization expense compared to the prior year. Changes in foreign currency rates accounted for another $4.7 million of the increase. Depreciation and amortization as a percentage of sales decreased to 6.5% of net sales for the nine months ended September 30, 2007 compared to 7.1% in the same period of the prior year.
OPERATING INCOME
Operating income increased approximately $12.8 million in the third quarter of 2007 to $57.4 million compared to $44.6 million in the same period in the prior year. The increase is primarily due to the increase in sales and favorable product mix mentioned above. Operating income as a percentage of net sales increased to 11.8% in the third quarter of 2007 compared to 11.0% for the same period in the prior year.
          Operating income increased approximately $40.8 million in the first nine months of 2007 to $161.6 million compared to $120.8 million in the same period in the prior year. Increases in sales volumes are the primary reason for the overall net increase in operating income for the first nine months of the year. Acquisitions added approximately $1.9 million to operating income in the first half of the year. Operating income as a percentage of sales increased to 11.5% in the first nine months of 2007 compared to 10.3% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the third quarter of 2007 decreased to $2.8 million from $3.5 million in the same period in the prior year primarily reflecting increased interest income of $1.2 million. The increase in interest income is due primarily to higher average cash on the balance sheet.
     Net other expenses for the nine months ended September 30, 2007 decreased slightly to $9.8 million from $10.3 million in the same period in the prior year primarily reflecting increased interest income of $2.8 million offset partially by an increase in interest expense of $2.1 million. The increase in interest income is due primarily to higher average cash balances while the increase in interest expense is due primarily to higher average interest rates and higher borrowing levels.
EFFECTIVE TAX RATE
The reported effective tax rate decreased to 27.8% for the three months ended September 30, 2007 compared to 31.4% in the third quarter of 2006. The decrease in effective tax rate in the third quarter of 2007 is due primarily to a positive tax benefit in the quarter related to tax law changes in Germany. During the third quarter of 2007, the German government approved a reduction in the income tax rate effective January 1, 2008. This tax law change reduced the Company’s net deferred tax liability by approximately $2.3 million , or approximately $0.03 per share.
     The reported effective tax rate decreased slightly to 30.2% for the nine months ended September 30, 2007 compared to 31.5% in the first nine months of the prior year primarily due to the positive effect of the German tax law change recorded in the third quarter of 2007.
NET INCOME
We reported net income of $39.4 million and $105.9 million in the third quarter and nine months ended September 30, 2007, respectively, compared to $28.2 million and $75.7 million for the same periods in the prior year.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	$258,613	$212,400	$750,757	$615,291
Segment Income (1)	25,561	18,487	78,136	54,872
Segment Income as a percentage of Net Sales	9.9%	8.7%	10.4%	8.9%

(1) Segment Income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended September 30, 2007 increased 22% in the third quarter of 2007 to $258.6 million compared to $212.4 million in the third quarter of the prior year. Acquisitions accounted for approximately $1.2 million or 1% of the sales increase. Changes in exchange rates positively impacted sales by approximately 6% during the quarter. Sales to the personal care market excluding changes in currency and acquisitions increased approximately 23% in the third quarter of 2007 compared to the same period in the prior year, reflecting increased demand for our aerosol valve products in Europe as well as our new and innovative bag-on-valve and accessory products in North America. Sales to the fragrance/cosmetic market excluding changes in currency and acquisitions were strong in the quarter, growing 9% compared to the third quarter of 2006, reflecting the success of our new sampling devices and strong demand for our pumps.
     Net sales for the first nine months of 2007 increased 22% in the first nine months of 2007 to $750.8 million compared to $615.3 million in the first nine months of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 6% of the 22% increase in sales. Acquisitions accounted for approximately 1% of the sales increase. Sales to the personal care and fragrance/cosmetic market excluding foreign currency changes and acquisitions increased approximately 22% and 11%, respectively, in the first nine months of 2007 compared to the same period in the prior year primarily for the reasons mentioned above.
     Segment Income in the third quarter of 2007 increased approximately 38% to $25.6 million compared to $18.5 million reported in the same period in the prior year. Acquisitions did not materially impact segment income in the quarter. The increase in segment income is due primarily to the increase in sales to the personal care and fragrance/cosmetic market as well as a favorable mix of products sold.
     Segment Income in the first nine months of 2007 increased approximately 42% to $78.1 million compared to $54.9 million reported in the same period in the prior year. Acquisitions accounted had an immaterial impact on segment income in the first nine months. The increase is primarily due to the same reasons mentioned above.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales	$126,519	$113,808	$368,032	$328,738
Segment Income	12,494	11,825	39,838	34,548
Segment Income as a percentage of Net Sales	9.9%	10.4%	10.8%	10.5%

     Net sales for the quarter ended September 30, 2007 increased approximately 11% in the third quarter of 2007 to $126.5 million compared to $113.8 million in the third quarter of the prior year. Acquisitions accounted for approximately $1.4 million or 1% of the sales increase. Changes in exchange rates positively impacted sales by approximately 5% during the quarter. Sales excluding changes in foreign currency and acquisitions to the personal care market increased approximately 7% in the third quarter compared to the same period in the prior year, while sales to the food/beverage market increased 16% and sales to the household market decreased 3%. Geographically, sales to North American customers in the third quarter were down compared to the prior year third quarter primarily in the personal care and household markets.
     Net sales for the first nine months of 2007 increased approximately 12% to $368.0 million compared to $328.7 million in the first nine months of the prior year. Once again, the weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 4% of the 12% increase. Acquisitions accounted for approximately $6.8 million or 2% of the sales increase. Sales to the personal care, food and household markets excluding foreign currency and acquisitions increased approximately 7% in the first nine months of 2007 compared to the same period in the prior year.
     Segment Income in the third quarter of 2007 increased approximately 6% to $12.5 million compared to $11.8 million reported in the same period in the prior year. The increase in segment income is primarily derived from increased sales volumes in Europe during the quarter, partially offset by rising resin costs. Acquisitions had an immaterial impact on segment income in the third quarter.
     Segment Income in the first nine months of 2007 increased approximately 15% to $39.8 million compared to $34.5 million reported in the same period of the prior year. The increase in segment income is primarily derived from increased sales volumes in the first nine months in Europe. Acquisitions had an immaterial impact on segment income in the first nine months of 2007.
PHARMACEUTICAL SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	$100,559	$78,632	$289,617	$234,707
Segment Income	29,407	21,731	78,445	58,642
Segment Income as a percentage of Net Sales	29.2%	27.6%	27.1%	25.0%
     Our net sales for the Pharmaceutical segment grew by 28% in the third quarter of 2007 to $100.6 million compared to $78.6 million in the third quarter of 2006. Changes in foreign currency rates positively impacted the sales growth and accounted for approximately 7% of the 28% sales growth. The remainder of the increase in sales is due primarily to strong sales of our metered dose inhaler valves used on asthma products and our nasal spray pumps primarily used on allergy related products.
     Our net sales for the Pharmaceutical segment grew by 23% in the first nine months of 2007 to $289.6 million compared to $234.7 million in the first nine months of 2006. Changes in foreign currency rates positively impacted the sales growth by approximately 6% for the first nine months of 2007. The remaining 17% increase in sales was due to the strong demand for our metered dose inhaler valves as well as strong demand for our nasal spray pumps, primarily for allergy related products.
     Segment Income in the third quarter of 2007 increased approximately 35% to $29.4 million compared to $21.7 million reported in the same period in the prior year. The significant improvement in profitability is primarily due to the increase in product sales as well as improved manufacturing quality leading to lower costs compared to the prior year third quarter.
     Segment Income in the first nine months of 2007 increased approximately 34% to $78.4 million compared to $58.6 million reported in the same period in the prior year. The higher sales volumes combined with improved manufacturing quality were the main reasons for the increase in profitability in the first nine months of 2007.
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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $270.1 million from $170.6 million at December 31, 2006. Total short and long-term interest bearing debt increased in the first nine months of 2007 to $353.6 million from $296.3 million at December 31, 2006. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased to 7% at the end of September 2007, compared to 12% at December 31, 2006.
     In the first nine months of 2007, our operations provided approximately $186.8 million in cash flow compared to $148.5 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation, amortization and non-cash stock option expense partially offset by an increase in working capital needs to support the growth of the business. During the first nine months of 2007, we utilized the majority of the operating cash flows to finance capital expenditures and share repurchases.
     We used $94.1 million in cash for investing activities during the first nine months of 2007, compared to $109.9 million during the same period a year ago. The decrease in cash used for investing activities was primarily due to less cash used for acquisitions of businesses in 2007 compared to 2006, offset partially by an increase in capital expenditures. Cash outlays for capital expenditures for 2007 are estimated to be in the range of $130 million to $140 million and could vary due to changes in exchange rates as well as the timing of capital projects.
     We used approximately $11.6 million in cash from financing activities in the first nine months of 2007 compared to $3.2 million in cash provided in the first nine months of the prior year. We had an increase in cash used from financing activities of approximately $12.4 million to buy back the Company’s stock, an increase of $16.1 million to repay long term obligations and an increase of approximately $3.9 million in dividends paid to shareholders. These activities were financed primarily through an increase in short term borrowings.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2007
Debt to total capital ratio	Maximum of 55%	25%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $960 million before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $270.1 million in cash and equivalents is located outside of the U.S.
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
     On October 17, 2007, the Board of Directors declared a quarterly dividend of $0.13 per share payable on November 21, 2007 to stockholders of record as of October 31, 2007.
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

     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the financial results of the Company.
OUTLOOK
We expect sales to increase in the fourth quarter compared to the prior year excluding any changes in exchange rates. The continued weakness of the U.S. dollar exchange rates compared to the prior year will have a positive impact on sales in the fourth quarter.
     We anticipate that diluted earnings per share for the fourth quarter of 2007 will be in the range of $0.43 to $0.46 per share, compared to $0.38 per share in the prior year.
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
     Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to Item 1A (“Risk Factors”) of Part 1 included in the Company’s Annual Report on Form 10-K for additional risk factors affecting the Company.

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
     The table below provides information as of September 30, 2007 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2008 with the exception of a few contracts on intercompany loans that expire in third quarter of 2013.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Euro/U.S. Dollar	$35,082	1.3776
Swiss Francs/Euro	20,580	0.6090
Canadian Dollar/Euro	12,435	0.6956
Euro/Brazilian Real	10,895	3.9742
Euro/British Pound	5,780	0.6853
Czech Koruna/Euro	3,394	0.0355
US Dollar/Columbian Peso	1,589	2,223.0000
Euro/Swiss Franc	1,263	1.6317
Euro/Japanese Yen	1,235	160.1600
US Dollar/Argentinian Peso	1,000	3.3650
Other	3,137

Total	$96,390

     As of September 30, 2007, we have recorded the fair value of foreign currency forward exchange contracts of $1.0 million in prepaid expenses and other current assets, $0.2 million in accounts payable and accrued liabilities and $2.1 million in deferred and other non-current liabilities in the balance sheet.
     At September 30, 2007, we had a fixed-to-variable interest rate swap agreement designated as a hedge with a notional principal value of $20 million which requires us to pay an average variable interest rate (which was 5.3% at September 30, 2007) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease approximately $0.1 million assuming a tax rate of 31.5%. As of September 30, 2007, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.9 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2007 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2007 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended September 30, 2007, the FCP Aptar Savings Plan (the “Plan”) purchased 700 shares of our common stock on behalf of the participants at an average price of $36.18 per share, for an aggregate amount of $25.3 thousand and sold 360 shares of our common stock on behalf of the participants at an average price of $36.95 per share, for an aggregate amount of $13.3 thousand. At September 30, 2007, the Plan owns 14,540 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2007:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

7/1 – 7/31/07	90,000	$35.49	90,000	2,921,100
8/1 – 8/31/07	400,100	36.49	400,100	2,521,000
9/1 – 9/30/07	55,000	34.59	55,000	2,466,000

Total	545,100	$36.13	545,100	2,466,000
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

Date: October 29, 2007

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