Form 10-K
period 2007-12-31
APTARGROUP INC
filed 2008-02-28
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2007 was $2,364,394,641.

The number of shares outstanding of common stock, as of February 22, 2008, was 68,311,729 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 30, 2008 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2007

i /ATR
2007 Form 10-K

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
We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 7% of our 2007 net sales.
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
Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose inhaler valves.

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

DESCRIPTION OF APTARGROUP’S REPORTING SEGMENTS

FINANCIAL INFORMATION ABOUT SEGMENTS
The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. We are organized into three reportable business segments. Operations that sell spray and lotion dispensing systems and accessories primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment. Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment. Operations that sell closures to each market served by AptarGroup form the Closures segment. Each of these three business segments is described more fully below. A summary of revenue, by segment, from external customers, profitability and total assets for each of the last three years is shown in Note 18 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

BEAUTY & HOME
The Beauty & Home segment is our largest segment in terms of revenue and total assets representing 53% and 52% of AptarGroup’s Net Sales and Total Assets, respectively. The Beauty & Home segment primarily sells pumps and aerosol valves and accessories to the personal care, household and food/beverage markets and pumps and decorative components to the fragrance/cosmetic market. We believe we are the leading supplier of fragrance/cosmetic and personal care fine mist spray pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. We believe we are also one of the largest continuous spray aerosol valve suppliers worldwide.

Fragrance/Cosmetic.  Sales to the fragrance/cosmetic market for Beauty & Home accounted for approximately 60% of the segment’s total net sales in 2007. The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as anti-aging lotions is undergoing a conversion from non-dispensing to pump systems, which continues

1 /ATR
2007 Form 10-K

to provide us with growth opportunities. We have developed a range of airless dispensing pumps which helps maintain the integrity of the product formula by not exposing it to oxygen. Recently, we launched a successful miniaturized spray sampling system for fragrances and we expect demand for this product to continue to increase and we also launched an innovative patented thin, flat sampling system for fragrance that can be distributed in a variety of ways such as in magazines, catalogues, direct mail or at promotional events. We are working on developing similar sampling systems for the cosmetic market.

Personal Care.  Sales to the personal care market for Beauty & Home accounted for approximately 32% of the segment’s total net sales in 2007. Personal care products include fine mist spray pumps, lotion pumps and continuous spray aerosol valves. Typical personal care spray pump applications include hair care, sun care and deodorant products. Typical lotion pump applications include skin moisturizers and soap. Typical personal care continuous aerosol valve applications include hair care products, deodorants, shaving cream and most recently sun care lotions. We have seen increased growth rates in sales of our continuous aerosol valves reflecting the success of our valves using bag-on-valve technology. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. Sun care, tooth gel and nasal saline applications are examples of product applications using this technology.

Household.  Sales to the household market for Beauty & Home accounted for approximately 5% of the segment’s total net sales in 2007. Household products primarily include either continuous or metered dose spray aerosol valves and to a lesser degree spray pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Spray pump applications primarily include household and industrial cleaners.

Food/Beverage.  Sales to the food/beverage market are not a significant part of Beauty & Home sales (approximately 1% of segment net sales in 2007), but are mentioned here as an example of how markets convert from non-dispensing packaging to dispensing packaging using our products. We traditionally sell aerosol valves to this market for cooking sprays and oils and spray pumps for butter substitutes. A major marketer of salad dressings successfully converted from a non-dispensing package to a spray pump application of salad dressings using our products, promoting the spray application as a way to offer portion control and monitor the amount of calories . Recently two additional marketers also decided to convert some of their salad dressings from a non-dispensing package to spray pump applications.

CLOSURES
The Closures segment is our second largest segment in terms of revenue and total assets representing 26% and 18% of AptarGroup’s Net Sales and Total Assets, respectively. We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures.
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

Personal Care.  Historically, the majority of our dispensing closure sales have been to the personal care market. Sales to the personal care market for Closures accounted for approximately 60% of the segment’s total net sales in 2007. Products with dispensing closures include shampoos, shower gels, skin care lotions and toothpaste. While many personal care products in the U.S. and Europe have already converted from non-dispensing to dispensing closures, we expect to benefit from similar conversions in other geographic areas such as Eastern Europe (including Russia), Latin American and Asia. Recent product innovations serving this market include large, wide mouth, easy open jar closures with hinged lids for various products.

Food/Beverage.  Sales to the food/beverage market for Closures accounted for approximately 27% of the segment’s total net sales in 2007. Sales of dispensing closures to the food/beverage market have increased significantly over the last several years as we continue to see an increase of interest from food/beverage marketers using dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are good growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems, in particular for the single serve non-carbonated beverage industry.

Household.  Sales to the household market for Closures accounted for approximately 10% of the segment’s total net sales in 2007. While we have had success worldwide in selling dispensing closures to this market, it has not represented a significant amount of total dispensing closure sales. Products utilizing dispensing closures include dishwashing detergents, laundry care products and household cleaners.

Fragrance/Cosmetic.  Sales to the fragrance/cosmetic market are not a significant part of Closures sales (approximately 1% of segment net sales in 2007), but are mentioned here as an example of potential growth areas for the Closures segment. We

2 /ATR
2007 Form 10-K

are optimistic that we will increase sales to this market with our recent introduction of our Pinpoint dispensing closure with a conical shaped silicone valve tip targeted at cosmetic applications, in particular for eye liner and other applications requiring specific targeted application areas.

PHARMA
While the Pharma segment is our third largest segment in terms of revenue and total assets, accounting for 21% and 15% of AptarGroup’s Net Sales and Total Assets, respectively, it is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves (“MDI’s”) to the pharmaceutical market worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in China, France, Germany, Switzerland and the United States. We believe that the conversion from traditional medication forms such as pills and syringes to the use of our products for the dispensing of medication will continue to increase.
Pumps sold to the pharmaceutical market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for allergy, cold or flu treatments. Potential opportunities for conversion from pills and syringes to pump dispensing systems include treatment for vaccines, additional cold and flu treatments, hormone replacement therapies and sexual dysfunction.
MDI’s are used for dispensing precise amounts of medication. This aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. We work with pharmaceutical companies as they work to phase out the use of chlorofluorocarbon (“CFC”) propellants. We continue to increase our market share of MDI’s to this market as pharmaceutical companies replace CFC’s with alternative propellants and we expect our market share to continue to grow. Currently the majority of our MDI’s sold are used for respiratory ailments.
We continue to work on new dispensing systems in this segment such as a dry powder dispensing device and including a dose indicator feature on our MDI’s to let the patient know exactly how many doses are left in the container. While we expect that these new products will come to market in the future, it is difficult to estimate when as the rigors of pharmaceutical regulations affects the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY
We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing or acquiring new dispensing technologies.
We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Eastern Europe (including Russia), Asia and South America. In 2006, we opened a new larger facility in Sao Paolo, Brazil and acquired another company in Brazil that is involved in injection molding and decoration (including serigraphy and hot stamping) of plastic accessories primarily for the fragrance/cosmetics market. We also purchased the remaining 65% of a company in Argentina that produces dispensing closures. In 2005, we opened a new manufacturing facility in India to produce spray pumps for this market and expanded the manufacturing of bag-on-valve systems from Europe to the United States. We also opened in late 2007 a manufacturing facility in Thailand.
We believe significant opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food/beverage market for single serve non-carbonated beverages, condiments, cooking oils and salad dressing. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. In the personal care market, in certain developing countries, small sachets still dominate the market. We believe with some of our innovative miniature packaging alternatives this sachet market can eventually be converted to dispensing technology. We have developed and patented a thin dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this new innovative system will offer growth opportunities, particularly for fragrance samples. We are in the process of developing a similar miniature flat sample for viscous creams as well as a small pump for use on vials for cosmetic lotions.
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
We are committed to developing or acquiring new dispensing technologies. Several years ago, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder dispensing systems. We continue to develop this new technology and hope to have a product to market in the future. Dry powder dispensing technology is an important part of our long-term growth strategy for the pharmaceutical market. In 2005, we acquired a company that

3 /ATR
2007 Form 10-K

manufactures aerosol valves with bag-on-valve technology. In 2007 we acquired a second company that manufactures bag-on-valve products. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. We also acquired two companies that manufacture decorative packaging components primarily for the high end of the fragrance/cosmetic market. This technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components. We have entered into several exclusive licensing arrangements with third party innovators allowing us to continue to develop new dispensing systems using their technologies which are in various stages of development.

RESEARCH AND DEVELOPMENT
One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative dispensing systems, adapting existing products for new markets or customer requirements, and reducing costs. We have research and development organizations located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities were $55.9 million, $48.2 million and $45.8 million in 2007, 2006 and 2005, respectively.

PATENTS AND TRADEMARKS
We sell a majority of our products under the names used by our business units. The names used by our business units have been trademarked. We customarily seek patent and trademark protection for our products and currently own and have numerous applications pending for United States and foreign patents and trademarks. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities in making our products that make it difficult for a competitor to duplicate them.

TECHNOLOGY
Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we manufacture products in a high-speed, cost-effective manner. We have experience in liquid silicone rubber molding that we utilize in our dispensing closure operations and certain of our pump products. We also have technology to decorate plastic components using vacuum metallization and varnishing for the fragrance/cosmetic and personal care markets.

MANUFACTURING AND SOURCING
More than half of our worldwide production is located outside of the United States. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic, metal and rubber components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and increasing selling prices over time, as allowed by market conditions. Our pharmaceutical products often use specifically approved plastic resin for our customers. Significant delays in receiving components from these suppliers or discontinuance of an approved plastic resin would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short term.

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

CUSTOMERS
The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household products and food/beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 7% of

4 /ATR
2007 Form 10-K

2007 net sales. Over the past few years, a consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. However, this situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS
A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2007, 2006 and 2005 were approximately 63%, 61% and 60%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, Canada, China, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 11%, 10% and 10% of our consolidated sales for the years ended December 31, 2007, 2006 and 2005, respectively. Export sales from the United States were $95.3 million, $82.1 million and $70.9 million in 2007, 2006 and 2005, respectively. For additional financial information about geographic areas, please refer to Note 18 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

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

EMPLOYEE AND LABOR RELATIONS
AptarGroup has approximately 8,400 full-time employees. Of the full-time employees, approximately 1,800 are located in North America, 5,200 are located in Europe and the remaining 1,400 are located in Asia and South America. Approximately 100 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2007 and management considers our employee relations to be satisfactory.

COMPETITION
All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. We expect the market for our products to remain competitive. We believe our competitive advantages are consistent high levels of innovation, quality and service, geographic diversity and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds. Our business is capital intensive and it is becoming more important to our customers to have global manufacturing capabilities. Both of these act as barriers to entry for new competitors wanting to enter our business.
We continue to see competition from low cost Asian suppliers particularly in the low-end fragrance/cosmetic and personal care market. We experience a direct impact on our business by having to compete against imported low cost products from Asia. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States. However, some customers who had bought dispensing packaging products from low cost Asian suppliers in the past have reverted to purchasing our dispensing products again, citing the higher quality offered by our products and the logistical advantage of being closer to the customer.

ENVIRONMENT
Our manufacturing operations primarily involve plastic injection molding and automated assembly processes and, to a limited degree, metal anodization and vacuum metallization of plastic components. Historically, the environmental impact of these processes has been minimal, and we believe we meet current environmental standards in all material respects. To date, our manufacturing operations have not been significantly affected by environmental laws and regulations relating to the environment.
Recently there is increased interest and awareness from the public and our customers in “sustainability” or producing “sustainable products” and measuring “carbon footprints.” Several organizations including the World Business Council for Sustainable Development in conjunction with scientists from the United Nations International Government Panel on Climate Change, have developed protocols to identify and calculate the amount of greenhouse gases manufacturing facilities generate.

5 /ATR
2007 Form 10-K

We are currently evaluating opportunities to cut our energy costs while reducing greenhouse gas emissions and reducing our carbon footprint.

GOVERNMENT REGULATION
Certain of our products are indirectly affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of volatile organic compounds (“VOC’s”) into the atmosphere. Certain states within the United States have regulations that required the reduction in the amount of VOC’s that can be released into the atmosphere and the potential exists for this type of regulation to expand worldwide. These regulations required our customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. We own patents and have developed systems to function with alternative propellant and product formulations.
Future government regulations could include medical cost containment policies. For example, reviews by various governments to determine the number of drugs, or prices thereof, that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for our pharmaceutical products. We believe that the focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides us with an opportunity to expand sales to the pharmaceutical market. In general, government regulation of our customers’ products could impact our sales to them of our dispensing systems.

EXECUTIVE OFFICERS
Our executive officers as of February 28, 2008 were as follows:

Name	Age	Position with the Company

Peter Pfeiffer	59	President and Chief Executive Officer, AptarGroup, Inc.
Mr. Peter Pfeiffer has been President and Chief Executive Officer since January 1, 2008 and was Vice Chairman of the Board since 1993.
Stephen Hagge	56	Executive Vice President, Chief Operating Officer, and Chief Financial Officer, AptarGroup, Inc.
Mr. Stephen Hagge has been Chief Operating Officer since January 1, 2008 and Executive Vice President and Chief Financial Officer of AptarGroup since 1993.
Jacques Blanié	61	Executive Vice President, SeaquistPerfect Dispensing Group
Mr. Jacques Blanié has been Executive Vice President of SeaquistPerfect Dispensing Group since 1996.
François Boutan	65	Vice President Finance, AptarGroup S.A.S.
Mr. François Boutan has served in the capacity of Vice President Finance of AptarGroup S.A.S. since 1998.
Patrick Doherty	52	President, SeaquistPerfect Dispensing Group
Mr. Patrick Doherty has served as President of SeaquistPerfect Dispensing Group since 2000.
Olivier Fourment	50	President Aptar Pharma,
Mr. Olivier Fourment has been President of Aptar Pharma since January 1, 2008 and was Co-President of Valois Group since 2000.
Lothar Graf	58	President, Pfeiffer Group
Mr. Lothar Graf has been President of the Pfeiffer Group since July 1, 2004 and prior to this was Senior Vice President of the Pfeiffer Group, Head of Pharmaceutical Division since 2000.
Lawrence Lowrimore	63	Vice President-Human Resources, AptarGroup, Inc.
Mr. Lawrence Lowrimore has been Vice President-Human Resources of AptarGroup since 1993.
Francesco Mascitelli	57	President, Emsar Group
Mr. Francesco Mascitelli has been President of Emsar Group since 2002 and prior to this was Direttore Generale of Emsar S.p.A., an Italian subsidiary, since 1991.
Emil Meshberg	60	Vice President, AptarGroup, Inc.
Mr. Emil Meshberg has been Vice President of AptarGroup since 1999.
Olivier de Pous	63	President Aptar Beauty and Home
Mr. Olivier de Pous has been President of Aptar Beauty and Home since January 1, 2008 and was Co-President of Valois Group since 2000.
Eric Ruskoski	60	President Aptar Closures
Mr. Eric Ruskoski has been President Aptar Closures since January 1, 2008 and was President of Seaquist Closures Group since 1987.

There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

6 /ATR
2007 Form 10-K

ITEM 1A.  RISK FACTORS

You should carefully consider the following factors in addition to other information contained in this report on Form 10-K before purchasing any shares of our common stock.

FACTORS AFFECTING APTARGROUP STOCK
Ownership by Certain Significant Shareholders.  Neuberger Berman Inc. and State Farm Mutual Automobile Insurance Company each own approximately 12% and 9%, respectively, of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

Certain Anti-takeover Factors.  Certain provisions of our Certificate of Incorporation and Bylaws may inhibit changes in control of AptarGroup not approved by the Board of Directors. These provisions include (i) special voting requirements for business combinations, (ii) a classified board of directors, (iii) a prohibition on stockholder action through written consents, (iv) a requirement that special meetings of stockholders be called only by the board of directors, (v) advance notice requirements for stockholder proposals and nominations, (vi) limitations on the ability of stockholders to amend, alter or repeal our bylaws and (vii) provisions that require the vote of 70% of the whole Board of Directors in order to take certain actions.

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

If we were to incur a significant product liability claim above our current insurance coverage, our operating results could be materially adversely affected. Approximately 21% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may be under administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in our Pharma segment or our other segments in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.

The success or failure of our customers’ products particularly in the pharmaceutical market may materially affect our operating results and financial condition. In the pharmaceutical market, the proprietary nature of our customers’ products and the success or failure of their products in the market using our dispensing systems may have a material impact on our operating results and financial condition. We may potentially work for years on modifying our dispensing device to work in conjunction with a customer’s drug formulation. If the customer’s product is not successful on the market, the time and money spent may not be recovered. On the contrary, a successful product launch from one of our pharmaceutical customers may have a material positive impact on our operating results and financial condition.

Higher raw material costs and an inability to increase our selling prices may materially adversely affect our operating results and financial condition. Raw material costs increased significantly over the past few years and we have generally been able to increase selling prices to cover increased costs. In the future, market conditions may prevent us from passing

7 /ATR
2007 Form 10-K

these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize our ongoing cost reduction programs sufficiently to help offset the impact of these increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

We have approximately $223 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income. We evaluate the recoverability of goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Part II, Item 7 (which is incorporated by reference herein).

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

ARGENTINA Buenos Aires (1 & 3)	BRAZIL Sao Paulo (1 & 3) Maringá Paraná (1)	CHINA Suzhou (1,2 & 3)

CZECH REPUBLIC Ckyne (3)	FRANCE Annecy (1 & 2) Charleval (1) Le Neubourg (1) Le Vaudreuil (2) Oyonnax (1 & 3) Poincy (3) Verneuil Sur Avre (1)	GERMANY Böhringen (1) Dortmund (1) Eigeltingen (2) Freyung (3) Menden (1)

INDIA Himachal Pradesh (1)	IRELAND Ballinasloe, County Galway (1) Tourmakeady, County Mayo (1)	ITALY Manoppello (1) Milan (1) San Giovanni Teatino (Chieti) (1)

MEXICO Queretaro (1 & 3)	RUSSIA Vladimir (3)	SWITZERLAND Messovico (2) Neuchâtel (1)

UNITED KINGDOM Leeds, England (3)	UNITED STATES
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

In addition to the above countries, we have sales offices or other manufacturing facilities in Canada, Indonesia, Japan, Spain and Thailand. Our corporate office is located in Crystal Lake, Illinois.

8 /ATR
2007 Form 10-K

ITEM 3.  LEGAL PROCEEDINGS

Legal proceedings we are involved in generally relate to product liability and patent infringement issues. In our opinion, the outcome of pending claims and litigation is not likely to have a material adverse effect on our financial position, results of our operations or our cash flow. The costs to protect these patents are not expected to have a significant impact on the results of operations in the future.
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

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES
AND SHARE PERFORMANCE

MARKET FOR REGISTRANT’S COMMON EQUITY

Information regarding market prices of our Common Stock and dividends declared may be found in Note 20 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 15, 2008, there were approximately 400 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2007, the FCP Aptar Savings Plan (the “Plan”) purchased 1,604 shares of our common stock on behalf of the participants at an average price of $42.33 per share, for an aggregate amount of $67.9 thousand and sold 950 shares of our Common Stock on behalf of the participants at an average price of $42.83 per share, for an aggregate amount of $40.7 thousand. At December 31, 2007, the Plan owns 15,194 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended December 31, 2007:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

10/1 - 10/31/07	—	$—	—	2,466,000
11/1 - 11/30/07	178,200	41.43	178,200	2,287,800
12/1 - 12/31/07	295,000	41.32	295,000	1,992,800

Total	473,200	$41.36	473,200	1,992,800

The Company announced the existing repurchase program on July 19, 2006. There is no expiration date for this repurchase program.

9 /ATR
2007 Form 10-K

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

Comparison of 5 Year Cumulative Stockholder Returns

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
ATR	100	126	172	173	198	278

S&P 500	100	129	143	150	173	183

Peer Group	100	120	144	137	156	169

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

10 /ATR
2007 Form 10-K

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data
Years Ended December 31,	2007	2006	2005	2004	2003

Statement of Income Data:
Net Sales	$1,892.2	$1,601.4	$1,380.0	$1,296.6	$1,114.7
Cost of Sales (exclusive of depreciation shown below) (1)	1,283.8	1,086.3	927.6	866.9	732.0
% of Net Sales	67.9%	67.8%	67.2%	66.8%	65.7%
Selling, Research & Development and Administrative (2)	274.2	238.9	203.4	194.4	172.9
% of Net Sales	14.5%	14.9%	14.7%	15.0%	15.5%
Depreciation and Amortization	123.5	114.6	99.2	94.5	85.9
% of Net Sales	6.5%	7.2%	7.2%	7.3%	7.7%
Operating Income	210.7	161.6	149.8	140.9	123.9
% of Net Sales	11.1%	10.1%	10.9%	10.9%	11.1%
Income from Continuing Operations (3)	139.5	102.9	100.0	3.3	79.7
% of Net Sales	7.4%	6.4%	7.3%	7.2%	7.1%
Income from Discontinued Operations Net of Tax	2.2	—	—	—	—
% of Net Sales	0.1%	—	—	—	—
Net Income (3)	141.7	102.9	100.0	93.3	79.7
% of Net Sales	7.5%	6.4%	7.3%	7.2%	7.1%

Net Income per Common Share (Basic):
Continuing Operations (4)	$2.03	$1.48	$1.42	$1.29	$1.11
Discontinued Operations (4)	.03	—	—	—	—
Net Income per Common Stock (Basic)	2.06	1.48	1.42	1.29	1.11
Net Income per Common Stock (Diluted):
Continuing Operations (4)	1.95	1.44	1.39	1.26	1.08
Discontinued Operations (4)	.03	—	—	—	—
Net Income per Common Share (Diluted)	1.98	1.44	1.39	1.26	1.08
Cash Dividends Declared per Common Share	.50	.42	.35	.22	.13

Balance Sheet and Other Data:
Capital Expenditures	$137.9	$107.7	$104.4	$119.7	$77.3
Total Assets	1,911.9	1,592.0	1,357.3	1,374.0	1,264.3
Long-Term Obligations	146.7	168.9	144.5	142.6	125.2
Net Debt (5)	49.1	125.7	129.0	35.5	56.9
Stockholders’ Equity	1,119.0	946.4	809.4	873.2	783.1
Capital Expenditures% of Net Sales	7.3%	6.7%	7.6%	9.2%	6.9%
Interest Bearing Debt to Total Capitalization (6)	24.5%	23.8%	23.4%	19.1%	22.1%
Net Debt to Net Capitalization (7)	4.2%	11.7%	13.7%	3.9%	6.8%

(1)	Cost of Sales includes a charge for the expensing of stock options of $1.0 million in 2007, a charge for the expensing of stock options of $0.9 million in 2006, and Redeployment Program costs of $1.6, $2.1 and $3.7 million in 2007, 2006 and 2005, respectively.
(2)	Selling, Research & Development and Administrative includes a charge of $13.0 million for the expensing of stock options in 2007, a charge of $12.4 million for the expensing of stock options in 2006, and a charge of $1.3 million for acquired research and development (“R&D”) in 2003.
(3)	Net Income includes a charge for the expensing of stock options of $10.5 million in 2007, a charge for the expensing of stock options of $8.7 million in 2006, Redeployment Program costs of $1.1, $1.4 and $2.5 million in 2007, 2006 and 2005, respectively, and a charge for acquired R&D of $0.8 million in 2003.
(4)	Net Income per basic and diluted common share includes the negative effects of $0.15 and $0.12 for the expensing of stock options in 2007 and 2006, respectively, $0.02, $0.03 and $0.04 for Redeployment Program costs in 2007, 2006 and 2005, respectively, and $0.01 for an acquired R&D charge in 2003.
(5)	Net Debt is interest bearing debt less cash and cash equivalents.
(6)	Total Capitalization is Stockholders’ Equity plus interest bearing debt.
(7)	Net Capitalization is Stockholders’ Equity plus Net Debt.

11 /ATR
2007 Form 10-K

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

2007 HIGHLIGHTS

•	The year 2007 marked our 42nd consecutive year of increased revenue as sales grew 18% and nearly reached $1.9 billion.
•	The sales growth was led in large part by the continued strength of the fragrance/cosmetics and personal care industries as well as increased sales of our products to the pharmaceutical market.
•	We reported record diluted earnings per share from continuing operations of $1.95 or 36% more than the previous year record of $1.43 per share.
•	We repurchased more than 2 million shares of our common stock for approximately $76.4 million for the fourth consecutive year and increased our cash dividend paid to stockholders to $34.4 million from $29.3 million in 2006.
•	Cash flow from operations improved to $273 million in 2007 compared to $197 million in 2006.
•	Our debt to capital is approximately 25% at the end of 2007 and our net debt (interest bearing debt less cash) to net capital (stockholder’s equity plus net debt), is approximately 4%.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2007		2006		2005
	Amount in	% of	Amount in	% of	Amount in	% of
	$ Thousands	Net Sales	$ Thousands	Net Sales	$ Thousands	Net Sales

Net sales	$1,892,167	100.0%	$1,601,385	100.0%	$1,380,009	100.0%
Cost of sales (exclusive of depreciation shown below)	1,283,773	67.9	1,086,269	67.8	927,585	67.2
Selling, research & development and administrative	274,196	14.5	238,907	14.9	203,389	14.7
Depreciation and amortization	123,466	6.5	114,606	7.2	99,242	7.2

Operating income	210,732	11.1	161,603	10.1	149,793	10.9
Other expense	(10,737)	(0.5)	(13,297)	(0.8)	(7,840)	(0.6)

Income from continuing operations before income taxes	199,995	10.6%	148,306	9.3%	141,953	10.3%

Income from continuing operations	139,507	7.4%	102,896	6.4%	100,034	7.3%

Effective tax rate		30.2%		30.6%		29.5%

Income from discontinued operations net of tax	2,232	0.1%	—	—	—	—

12 /ATR
2007 Form 10-K

NET SALES
Net sales increased 18% in 2007 to nearly $1.9 billion compared to $1.6 billion recorded in 2006. The U.S. dollar weakened against several currencies including the Euro (our primary foreign currency exposure) in 2007 compared to 2006, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 7% of the 18% sales growth. Approximately $13.4 million of the $291 million increase in net sales (approximately 1% of the 18% increase) related to acquisitions completed during 2006. The remaining 10% of sales growth was due primarily to increased demand of our innovative dispensing systems particularly in the Pharma and Beauty & Home segments. Sales prices increased primarily to help defray raw material cost increases.
In 2006, net sales increased 16% to more than $1.6 billion compared to $1.4 billion recorded in 2005. The U.S. dollar weakened slightly against several currencies in 2006 compared to 2005, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 1% of the 16% sales growth. Approximately $92 million of the $221 million increase in net sales (approximately 7% of the 16% increase) related to acquisitions completed during 2006 and 2005. The remaining 8% of sales growth was due primarily to increased demand of our innovative dispensing systems. Sales prices increased primarily to offset raw material cost increases.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2007	% of Total	2006	% of Total	2005	% of Total

Domestic	$498,231	26%	$470,405	29%	$419,178	30%
Europe	1,180,443	63%	974,967	61%	829,863	60%
Other Foreign	213,493	11%	156,013	10%	130,968	10%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percentage of net sales increased slightly in 2007 to 67.9% compared to 67.8% in 2006.

The following factors negatively impacted our cost of sales percentage in 2007:

Rising Raw Material Costs.  Raw material costs, in particular plastic resin costs in the U.S. and metal (including nickel) prices worldwide, increased in 2007 compared to 2006. While the majority of the plastic resin raw material price increase has been passed on to customers through price increases, the net effect is a reduction in the margin percentage.

Last in First Out (“LIFO”) Inventory Valuation.  Some of our U.S. operations use LIFO as their inventory valuation method. Due to the rising raw material costs, the increase to the LIFO reserve in 2007 was approximately $2.3 million, thus negatively impacting our cost of sales percentage in 2007.

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

The following factor positively impacted our cost of sales percentage in 2007:

Leveraging of Fixed Manufacturing Costs.  The increase in sales volumes across all three business segments allowed us to better leverage our fixed overhead manufacturing expenses as a percentage of sales.

Favorable Product Mix.  Increased sales of our products to the pharmaceutical market which traditionally generate higher margins helped positively impact our cost of sales percentage in 2007.

Lower Compliance Costs For The Pharma Industry.  In 2006, we incurred additional costs in our Pharma segment due to more stringent quality standards on certain of our products. These costs included, among others, higher personnel related costs to assure the level of quality demanded by this market and higher scrap associated with the destruction of non-usable components. Although the higher quality standards remained, a majority of these costs did not reoccur in 2007 and as a result had a positive impact on our cost of sales percentage in 2007.

In 2006, our cost of sales as a percentage of net sales increased to 67.8% compared to 67.2% in 2005.

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

Operational Difficulties at French Closures Operations. Production efficiency problems and excessive maintenance expense on production equipment at a French Closures operation negatively impacted the cost of sales percentage.

13 /ATR
2007 Form 10-K

Rising Raw Material Costs.  Raw material costs, in particular plastic resin costs in the U.S. and metal prices worldwide, increased in 2006 compared to 2005. While the majority of the plastic resin raw material price increase has been passed on to customers in the form of selling price increases, the net effect was a reduction in the margin percentage.

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

The following factors positively impacted our cost of sales percentage in 2006:

Lower Redeployment Charges.  We announced in the third quarter of 2005 a plan to reduce and redeploy certain personnel in our French fragrance/cosmetic operations. The objective of this plan was to better align our production equipment and personnel between several sites in France to ultimately reduce costs and maintain our competitiveness. We implemented this plan in phases over a two-year period and completed the plan in December 2007. Redeployment charges net of savings was approximately $500 thousand in 2006 compared to approximately $3.7 million in charges recorded in 2005.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 15% or $35.3 million in 2007. Changes in currency rates accounted for approximately $13.8 million of the increase or 6% of the 15% increase. Acquisitions completed during 2006 accounted for $2.3 million or 1% of the 15% increase. The remainder of the increase is primarily due to inflationary cost increases as well as increased research and development costs associated with our innovative products currently under development. Nevertheless, SG&A as a percentage of sales decreased to 14.5% in 2007 compared to 14.9% in 2006.
In 2006, our SG&A increased approximately 17.5% or $35.5 million. Approximately $12.4 million of the increase related to the expensing of stock options due to the adoption of SFAS 123R. Acquisitions accounted for more than $9.9 million of the increase. In spite of the $12.4 million for expensing of stock options (or 0.8% of sales), SG&A as a percentage of sales only increased to 14.9% in 2006 compared to 14.7% in 2005.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased 8% or $8.9 million in 2007. Changes in currency rates accounted for approximately $7.2 million of the increase and acquisitions accounted for $0.9 million of the increase. An accelerated depreciation of software retired in 2007 accounted for the remainder of the increase. Depreciation and amortization expense decreased to 6.5% of net sales in 2007 compared to 7.2% in 2006.
In 2006, depreciation and amortization expense increased 15.5% or $15.4 million. Acquisitions in 2006 accounted for $7.2 million of the increase and a goodwill impairment charge added another $1.6 million. The remaining increase related to increased capital expenditures to support the growth of our business. Depreciation and amortization expense remained constant at 7.2% of net sales in 2006 and 2005.

OPERATING INCOME
Operating Income increased approximately $49.1 million or 30% to $210.7 million. The increase in operating income is primarily due to the increase in sales volumes as well as the other reasons mentioned above. The higher sales volumes allowed us to leverage some of our fixed costs such as SG&A as well as Depreciation and Amortization, thus contributing to the increase in operating income. Operating income as a percentage of sales increased to 11.1% in 2007 compared to 10.1% in 2006.
In 2006, operating income increased approximately $11.8 million or 7.9% to $161.6 million. Negatively impacting operating income were charges relating to the expensing of stock options of $13.3 million in 2006 as well as operating difficulties at a French Closures facility. This was more than offset by increased operating income of $8.4 million from acquisitions, strong demand for our products from the fragrance/cosmetic market and lower redeployment charges net of savings achieved. Operating income as a percentage of sales decreased to 10.1% in 2006 primarily due to the $13.3 million of stock option expense recorded in 2006.

NET OTHER EXPENSES
Net other expenses in 2007 decreased to $10.7 million compared to $13.3 million in 2006 principally reflecting the higher interest income of $4.7 million due to higher average cash balances in 2007 compared to 2006, offset partially by higher interest expense of $2.5 million due to higher average short term borrowings and slightly higher average interest rates.
In 2006, net other expenses increased to $13.3 million compared to $7.8 million in 2005 principally reflecting increased interest expense of $4.8 million. The increase in interest expense related to an increase in our average borrowings as well as an increase in average interest rates. Additionally, equity in results of affiliates decreased nearly $1.1 million in 2006 compared to 2005 as a result of acquiring the remaining 50% of an operation late in 2005 that was previously accounted for under the equity method.

14 /ATR
2007 Form 10-K

EFFECTIVE TAX RATE ON INCOME FROM CONTINUING OPERATIONS
The reported effective tax rate on income from continuing operations for 2007 decreased to 30.2% compared to 30.6% in 2006, primarily due to a tax law change in Germany in 2007 reducing the statutory rate from 38% to 30% effective in 2008. This tax law change required us to reduce certain previously recorded net deferred tax liabilities by approximately $2.3 million in 2007.
In 2006, the reported effective tax rate for 2006 increased to 30.6% compared to 29.5% in 2005, primarily due to U.S. research and development credits of approximately $1.2 million realized in the second quarter of 2005. In addition, due to a special one-time Italian tax law policy relating to taxation of previously issued government grants, we were able to reduce certain previously recorded deferred tax liabilities by approximately $2 million also in the second quarter of 2005. The tax provision for 2006 included a benefit of $1.6 million from a change in German tax law recorded in the fourth quarter.

INCOME FROM CONTINUING OPERATIONS
We reported income from continuing operations of $139.5 million in 2007 compared to $102.9 million reported in 2006 and $100.0 million reported in 2005.

INCOME FROM DISCONTINUED OPERATIONS
In the fourth quarter of 2007, we sold our Australian operation for approximately $6.7 million in cash and generated a gain on the sale of approximately $3.9 million before tax or $2.2 million after tax. Due to the immateriality of the results of the Australian operation, only the net gain of $2.2 million is reported in the Consolidated Statements of Income in the line Income From Discontinued Operations Net of Tax.

NET INCOME
We reported net income of $141.7 million in 2007 compared to $102.9 million reported in 2006 and $100.0 million reported in 2005.

BEAUTY & HOME SEGMENT

				% Change	% Change
Years Ended December 31,	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net Sales	$1,005,218	$837,093	$698,366	20.1%	19.9%
Segment Income (1)	99,553	72,396	54,009	37.5	34.0
Segment Income as a percentage of Net Sales	9.9%	8.6%	7.7%

(1)	Segment Income is defined as earnings before net interest, corporate expenses and income taxes. The Company evaluates performance of its business units and allocates resources based upon Segment Income. For a reconciliation of Segment Income to income before income taxes, see Note 18 to the Consolidated Financial Statements in Item 8.

Net sales increased approximately 20% in 2007 to $1.0 billion compared to $837.1 million in 2006. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 7% of the increase while acquisitions accounted for approximately 1% of the 20% increase in sales. The remaining 12% of the increase in sales was led by strong demand for our products from the fragrance/cosmetic and personal care markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic market increased approximately 15% in 2007 reflecting a combination of strong general market demand both in the high and low end of the market especially in developing markets such as Latin America and Southeast Asia. Sales to Eastern Europe and Russia also increased significantly. The continued success of our innovative fragrance sampling products also contributed to strong sales growth. Sales excluding changes in exchange rates of our products to the personal care market increased 10% in 2007, reflecting increased demand for our aerosol valve products in Europe as well as our new and innovative bag-on-valve and accessory products in North America. Sales excluding changes in exchange rates to the household market increased approximately 6% due primarily to an increase in insecticide sprays.
In 2006, net sales increased nearly 20% in 2006 to $837.1 million compared to $698.4 million in 2005. Acquisitions accounted for approximately 11% of the 20% increase in sales. The remainder of the increase in sales was led by strong demand for our products from the fragrance/cosmetic and personal care markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic market increased approximately 26% in 2006. Approximately 15% of the sales growth was related to acquisitions. The remaining 11% growth in sales was due to a combination of general market growth and the success of our new sampling products to the fragrance market. Sales excluding changes in exchange rates of our products to the personal care market increased 16% in 2006. Approximately 6% of the sales growth was related to acquisitions. The remaining 10% growth in sales was due primarily to the strength of the European personal care market as well as the worldwide success of our new accessories such as turning/locking actuators. Sales excluding changes in exchange rates to the household market decreased approximately 18% due primarily to a sluggish paint and automotive sector combined with a planned reduction of sales to lower margin accounts.
Segment income increased approximately 38% to $99.6 million in 2007 compared to $72.4 million reported in 2006. Acquisitions accounted for approximately $2.4 million or 3% of the 38% increase in segment income. The remainder of the increase in segment income of $24.7 million is due primarily to the increase in sales volumes mentioned above and the

15 /ATR
2007 Form 10-K

leveraging of fixed overhead costs worldwide. In addition, an increase in sales of our higher margin value added products helped contribute to the increase in profitability in 2007.
In 2006, segment income increased 34% to $72.4 million in 2006 compared to $54.0 million reported in 2005. Acquisitions accounted for approximately $6.2 million or 12% of the 34% increase in segment income. A net reduction in Redeployment Program costs net of savings realized accounted for approximately $3.2 million of the increase in segment income. The remainder of the increase in segment income of $9.0 million was due primarily to the strong demand coming from the fragrance/cosmetic market and the improved profitability related to this increase in demand.

CLOSURES SEGMENT

				% Change	% Change
Years Ended December 31,	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net Sales	$493,000	$441,203	$385,161	11.7%	14.6%
Segment Income	50,036	44,031	42,392	13.6	3.9
Segment Income as a percentage of Net Sales	10.1%	10.0%	11.0%

Net sales to the Closures segment increased nearly 12% in 2007 to $493.0 million compared to $441.2 million in 2006. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 5% of the increase while acquisitions accounted for approximately 2% of the 12% increase in sales. Sales excluding changes in exchange rates of our products to the personal care market increased 7% in 2007 while acquisitions accounted for nearly half of the growth. Sales excluding changes in exchange rates of our products to the household and food/beverage markets increased 8% and 10%, respectively in 2007. Sales to the North American market decreased approximately 3% in 2007 reflecting a general slowdown in the closure personal care market. This decrease was more than offset by strong growth in both the European and Latin American markets.
In 2006, net sales to the Closures segment increased nearly 15% compared to 2005. Acquisitions accounted for approximately 4% of the 15% increase in sales. Price increases, primarily related to resin price pass throughs and the success of our SimpliSqueeze product, were the primary reasons for the remainder of the sales growth. Sales excluding changes in exchange rates of our products to the personal care market increased 13% in 2006 while acquisitions accounted for more than half of the growth. Sales excluding changes in exchange rates of our products to the household and food/beverage markets increased 9% and 13%, respectively in 2006.
Segment income increased 14% to $50.0 million in 2007 compared to $44.0 million in 2006. Segment income from acquisitions was immaterial in 2007. A decrease in segment income in North America was primarily due to the lower sales volumes mentioned above as well as the normal delay of passing on the rising cost of resin to our customers. This decrease was more than offset by increases in segment income in both Europe and Latin America due to the increase in sales in those regions.
In 2006, segment income increased 4% to $44.0 million in 2006 compared to $42.4 million in 2005. Acquisitions accounted for $0.3 million of the increase in segment income. Weak product sales and operational difficulties in France along with a general mix of products sold with lower margins caused segment income in Europe to decrease approximately $1.7 million compared to the prior year. This was more than offset by improved segment income from North America due primarily to sales volume increases and production efficiency improvements.

PHARMA SEGMENT

				% Change	% Change
Years Ended December 31,	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net Sales	$393,868	$322,603	$296,109	22.1%	8.9%
Segment Income	106,161	80,841	76,004	31.3	6.4
Segment Income as a percentage of Net Sales	27.0%	25.1%	25.7%

Net sales to the Pharma segment increased more than 22% in 2007 to $393.9 million compared to $322.6 million in 2006. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 8% of the 22% increase in sales. The remainder of the increase was due to increased sales of our nasal spray pumps and increased sales of our metered dose inhaler valves “MDI’s” relating primarily to new customer launches.
In 2006, net sales to the Pharma segment increased nearly 9% in 2006 as strong sales of our MDI’s helped offset a general softness in sales of nasal spray pumps.
Segment income increased 31% to $106.2 million in 2007 compared to $80.8 million reported in 2006. The increase in segment income is primarily due to the higher sales volumes mentioned above as well as a reduction in quality-related and compliance costs compared to the prior year.

16 /ATR
2007 Form 10-K

In 2006, segment income increased 6% to $80.8 million in 2006 compared to $76.0 million reported in 2005. Increased segment income from higher sales and increased selling prices was offset slightly by higher quality-related and compliance-related costs as well as the mix of products sold in 2006.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents increased to $313.7 million at the end of 2007 from $170.6 million at the end of 2006. Total short and long-term interest bearing debt increased to $362.9 million at the end of 2007 from $296.3 million at the end of 2006. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders’ Equity plus Net Debt) decreased to 4% compared to 12% as of December 31, 2006.
In 2007, our operations provided $273.5 million in cash flow. This compares with $197.5 million in 2006 and $194.1 million in 2005. We anticipate that cash flow from operations in 2008 will be at or above 2007 levels. In each of the past three years, we primarily derived cash flow from operations from earnings before depreciation and amortization. The increase in cash generated from operating activities in 2007 reflects strong growth in earnings before depreciation and amortization as well as a lower amount of cash used for working capital compared to 2006. The increase in cash generated from operating activities in 2006 compared to 2005 reflects strong growth in earnings before depreciation and amortization offset partially by increased use of cash in 2006 for working capital needs. During 2007, we utilized the majority of the operating cash flows to finance capital expenditures, repurchase Company stock, and pay higher dividends to shareholders.
We used $131.2 million in cash for investing activities during 2007, compared to $141.8 million during 2006 and $193.6 million in 2005. This decrease in cash used for investing activities in 2007 is primarily due to $31.6 million less cash spent for acquisitions of businesses in 2007 compared to 2006 and $6.7 million in cash received from the sale of our Australian affiliate in 2007, which were partially offset by an additional $30.3 million in capital expenditures in 2007 compared to 2006. Capital expenditures totaled $137.9 million in 2007, $107.7 million in 2006 and $104.4 million in 2005. The increase in capital expenditures in 2007 relative to depreciation and amortization is due in part to the construction of a new manufacturing unit in France for our Pharma segment, the spending of additional capital on capacity increases primarily for our fragrance/cosmetics pumps to keep up with the increased demands of our customers and information technology spending. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that we will spend approximately $170 million (assuming current exchange rates) on capital expenditures in 2008.
We used $22.9 million in cash for financing activities during 2007 compared to $17.3 million in 2006 and $34.6 million in 2005. The primary reason for the increase in cash used for financing activities in 2007 was an increase of $16.8 million in repayments of long-term obligations, an increase of $18.7 million related to share repurchases due to the higher average stock price in 2007 as well as an increase of $5.2 million in dividends paid to shareholders. This was funded by a net increase in short and long term borrowings of $33.3 million. In 2006, the primary reason for the decrease in cash used for financing activities was that $50 million in proceeds of private placement debt issued in 2006 was used to help fund the buy back of stock and fund an increase in shareholder dividends.
In 2006, we negotiated an amendment to our revolving credit facility (including a $50 million increase in the amount of the facility to $200 million). Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At December 31, 2007, the amount unused and available under this agreement was $50 million. We are required to pay a nominal fee for this commitment based on our financial condition. The Company exercised its option to extend the maturity of this agreement during 2007. The agreement expires on July 31, 2012, but the Company has an option to extend the maturity by one additional year. The Company can also request a $100 million increase in the total amount of the facility. In 2006, we refinanced $50 million of existing borrowings with ten year private placement debt at a fixed interest rate of 6.0%.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2007

Debt to total capital ratio	55%	24%

Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1 billion before the 55% requirement was exceeded.
Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $314 million in cash and equivalents is located outside of the U.S. In 2007, we decided we would repatriate, in 2008, a portion (approximately $12 million) of non-U.S. subsidiary current year earnings. We have provided for additional taxes of approximately $2.2 million in 2007 for this repatriation.
We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future. We have historically used cash flow from operations as our primary source of liquidity. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations,

17 /ATR
2007 Form 10-K

we would have the ability to restrict and significantly reduce capital expenditure levels, which historically have been the most significant use of cash for us. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2055. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We have an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease has been accounted for as an operating lease. The Company intends to exercise its option to purchase this building in the third quarter of 2008 and will account for this transaction as a capital expenditure. The expected cost of the building is approximately $9.5 million. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section “Overview of Contractual Obligations” for future payments relating to operating leases.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2007:

					2013 and
Payment Due by Period	Total	2008	2009-2010	2011-2012	After

Long-term debt (1)	$167,752	$23,610	$45,312	$47,217	$51,613
Capital lease obligations (1)	4,941	2,373	1,539	1,029	—
Operating leases	41,011	14,431	17,112	7,382	2,086
Building lease obligation (2)	9,500	9,500	—	—	—
Interest obligations (3)	46,498	18,013	10,905	6,734	10,846
Other long-term liabilities reflected on the balance sheet under GAAP (4)	700	700	—	—	—

Total Contractual Obligations	$270,402	$68,627	$74,868	$62,362	$64,545

(1)	The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)	The building lease payment indicated in the table assumes that the Company exercises its option to purchase the building at the end of the lease in 2008 for approximately $9.5 million, which represents the estimated residual value of the building at the end of the lease date.
(3)	Approximately 58% of our total interest bearing debt has variable interest rates. Using our variable rate debt outstanding as of December 31, 2007 of approximately $212 million at an average rate of approximately 5%, we included approximately $10.9 million of variable interest rate obligations in 2008. No variable interest rate obligations were included in subsequent years.
(4)	Amount included represents the current portion of the liability for uncertain tax positions under FIN 48. Aside from deferred income taxes and minority interest, we have approximately $51.9 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement and deferred compensation plans as described in Note 9 to the Consolidated Financial Statements and a FIN 48 long-term liability for uncertain tax positions described in Note 6 to the Consolidated Financial Statements. The Company does not have a significant required minimum pension contribution obligation for its U.S. plans in 2008 and Company contributions to its foreign pension plans are expected to be largely discretionary in 2008 and future years. Therefore amounts related to these plans are not included in the preceeding table. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the FIN 48 liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning

18 /ATR
2007 Form 10-K

after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial results or existing covenants of the Company.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company currently has an immaterial noncontrolling interest in a subsidiary. The Company does not believe that the adoption of SFAS No. 160 will materially impact the presentation of the financial results of the Company.

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
As discussed in Note 4 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $222.7 million is shown on our balance sheet as of December 31, 2007.
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

19 /ATR
2007 Form 10-K

In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a projection of cash flows is made based upon expected sales growth rates and fixed asset and working capital requirements based upon historical needs. A discounted cash flow model is used to discount the future cash flows back to the present using a weighted-average cost of capital. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using AptarGroup’s overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.
The $222.7 million of goodwill is reported in three reporting units. Two of the three reporting units have fair values, which significantly exceed their carrying values. The third reporting unit contains approximately $38.7 million of the total $222.7 million in goodwill and has the smallest excess of fair value over carrying value of the three reporting units.
We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 61% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $38.7 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $38.7 million of goodwill would be at risk for impairment. A full $38.7 million impairment loss would have reduced Total Assets as of December 31, 2007 by approximately 2% and would have reduced Income From Continuing Operations Before Income Taxes in 2007 by nearly 19%.
If we had been required to recognize an impairment loss of the full $38.7 million, it would likely not have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
We record an allowance for doubtful accounts as an estimate of the inability of our customers to make their required payments. We determine the amount of our allowance for doubtful accounts by looking at a variety of factors. First, we examine an aging of the accounts receivable in each entity within the Company. The aging lists past due amounts according to invoice terms. In addition, we consider the current economic environment, the credit rating of the customers and general overall market conditions. In some countries we maintain credit insurance, which can be used in certain cases of non-payment.
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
When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2007, we added approximately $2.0 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $1.8 million. Please refer to Schedule II – Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.
We had approximately $360.7 million in net accounts receivable at December 31, 2007. At December 31, 2007, we had approximately $11.1 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $15.0 million. An additional loss of $15 million would reduce our Total Assets as of December 31, 2007 by approximately 1% and would have reduced Income From Continuing Operations Before Income Taxes by approximately 8%.
If we had been required to recognize an additional $15 million in bad debt expense, it would likely not have affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

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

20 /ATR
2007 Form 10-K

The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio such as the Citigroup Pension Index Curve. At December 31, 2007, the discount rates for our domestic and foreign plans were 6.40% and 5.25%, respectively.
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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $15.5 million increase in the PBO ($10.9 million for the domestic plans and $4.6 million for the foreign plans) and a $2.7 million increase in net periodic benefit cost ($2.0 million for the domestic plans and $0.7 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $13.8 million decrease in the PBO ($8.6 million for the domestic plans and $5.2 million for the foreign plans) and a $2.1 million decrease in net periodic benefit cost ($1.6 million for the domestic plans and $0.5 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Stockholders’ Equity.
The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 65% was invested in equities, 21% was invested in fixed income securities, 11% was invested in infrastructure and 3% was invested in a money market fund at December 31, 2007. Of foreign plan assets, approximately 39% was invested in equities, 54% was invested in fixed income securities and 7% was invested in real estate at December 31, 2007.
The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $0.5 million increase (or decrease) in net periodic benefit cost.
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $5.4 million decrease in the PBO ($0.7 million for the domestic plans and $4.7 million for the foreign plans) and a $0.4 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $6.5 million increase in the PBO ($0.7 million for the domestic plans and $5.8 million for the foreign plans) and a $0.5 million increase to the net periodic benefit cost.

Our primary pension related assumptions as of December 31, 2007 and 2006 were as follows:

Actuarial Assumptions as of December 31,	2007	2006

Discount rate:
Domestic plans	6.40%	5.80%
Foreign plans	5.25%	4.40%

Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	6.00%	6.00%

Rate of compensation increase:
Domestic plans	4.50%	4.50%
Foreign plans	3.00%	3.00%

In order to determine the 2008 net periodic benefit cost, the Company expects to use the December 31, 2007 discount rates, rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets. The estimated impact of the changes to the assumptions as noted in the table above on our 2008 net periodic benefit cost is not expected to be significant.

21 /ATR
2007 Form 10-K

SHARE-BASED COMPENSATION
In 2006, the Company adopted the modified prospective method of applying SFAS 123R, which requires the recognition of compensation expense on a prospective basis. Accordingly, the 2005 financial statements have not been restated. Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the service period based on their grant-date fair value. The compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures at the date of grant based on the Company’s historical experience and future expectations.
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
For 2007, share-based compensation reduced our operating income by $14.0 million and our diluted earnings per share by approximately $0.15. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a 1 year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.7 million. On the contrary, a 1 year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.3 million.

OPERATIONS OUTLOOK

There is great deal of uncertainty regarding the economic outlook in the U.S. heading into 2008. While we have experienced some softness in the U.S. in our Closures segment in the second half of 2007, we are cautiously optimistic about the first quarter. The breadth of our product offerings and the geographical diversification of our business should allow us to withstand any slowness in one particular region or segment of our business. The consumption of products using our dispensing systems in developing markets is expected to continue to increase in 2008 and we are well positioned to take advantage of this growth. In general, the majority of the products we sell are used on products that tend to be inflation resistant. As a result, we are anticipating that sales in each of our segments will increase in 2008.
Due to the fixed cost nature of our businesses, particularly in Europe, it is difficult to reduce costs fast enough to offset a decline in business. As such, sudden significant decreases in business may have a significant impact on our results of operations.
In 2007, the cost of raw materials, in particular resin and metal components, increased significantly. We are not expecting these costs to decrease in 2008 and they may continue to increase. Our ability to pass on any additional increases in raw material prices to our customers depends on competitive forces in the marketplace. Delays or difficulties encountered with passing on price increases to our customers could have a negative impact on our 2008 anticipated results.
We are anticipating gains in productivity and cost savings to partially offset certain price declines and cost increases. Should we be unable to attain these productivity gains and cost savings, our results could be negatively impacted.
The U.S. dollar has weakened steadily compared to the Euro in 2007 and has remained near an all time low compared to the Euro during the first quarter of 2008. Since a majority of our sales are denominated in Euros, a strengthening Euro will have a positive impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. A weakening U.S. dollar compared to the Euro makes imported European produced products more expensive, thereby reducing operating margins. The net impact of the weakening U.S. dollar is difficult to predict or estimate, but it is likely that any positive impact achieved from translating Euro denominated financial statements into U.S. dollars may be partially offset by the higher cost of imported products.
We expect the annual effective tax rate for 2008 to be in the range of 30% to 31% compared to a rate of 30.2% for 2007.
We are anticipating diluted earnings per share for the first quarter of 2008 to be in the range of $.46 to $.49 per share compared to $.41 per share recorded in the prior year first quarter.

22 /ATR
2007 Form 10-K

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost of materials (particularly resin and nickel based components);
•	the availability of raw materials and components (particularly from sole sourced suppliers);
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition and technological change;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer and or consumer spending levels;
•	work stoppages due to labor disputes;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	significant product liability claims;
•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations and
•	other risks associated with our operations.

Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to Item 1A (“Risk Factors”) of Part I included in the Company’s Annual Report on Form 10-K for additional risk factors affecting the Company.

23 /ATR
2007 Form 10-K

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
The table below provides information, as of December 31, 2007, about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2008 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

In thousands
		Average
Year Ended December 31, 2007		Contractual
Buy/Sell	Contract Amount	Exchange Rate

Euro/U.S. Dollar	$33,404	1.4380
Swiss Francs/Euro	27,582	0.6080
Canadian Dollar/Euro	12,730	0.6960
Euro/Brazilian Real	9,695	4.1660
Euro/British Pound	5,136	0.7190
Czech Koruna/Euro	3,474	0.0370
U.S. Dollar/Euro	3,269	0.6950
U.S. Dollar/Colombian Peso	2,368	2,104.0000
Euro/Swiss Franc	1,688	1.6390
U.S. Dollar/Argentinean Peso	1,000	3.3650
Other	3,071

Total	$103,417

As of December 31, 2007, we have recorded the fair value of foreign currency forward exchange contracts of $135 thousand in prepaid expenses and other current assets, $146 thousand in accounts payable and accrued liabilities and $2 million in deferred and other non-current liabilities in the balance sheet.
At December 31, 2007, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $20 million, which requires us to pay a variable interest rate (which was 4.8% at December 31, 2007) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.2 million, assuming a tax rate of 31.5%. As of December 31, 2007, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.0 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2007 as any hedge ineffectiveness for the period is minimal.
As of December 31, 2007, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.8 million) as of December 31, 2007. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.2 million) as of December 31, 2006. During the year ended December 31, 2007, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately four years (March 2012).

24 /ATR
2007 Form 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts
Years Ended December 31,	2007	2006	2005
Net Sales	$1,892,167	$1,601,385	$1,380,009

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	1,283,773	1,086,269	927,585
Selling, research & development and administrative	274,196	238,907	203,389
Depreciation and amortization	123,466	114,606	99,242

	1,681,435	1,439,782	1,230,216

Operating Income	210,732	161,603	149,793

Other Income (Expense):
Interest expense	(19,492)	(16,985)	(12,144)
Interest income	8,918	4,214	3,004
Equity in results of affiliates	483	506	1,646
Minority interests	33	(80)	342
Miscellaneous, net	(679)	(952)	(688)

	(10,737)	(13,297)	(7,840)

Income from Continuing Operations Before Income Taxes	199,995	148,306	141,953

Provision For Income Taxes	60,488	45,410	41,919

Income From Continuing Operations	139,507	102,896	100,034

Income From Discontinued Operations Net of Tax	2,232	—	—

Net Income	$141,739	$102,896	$100,034

Net Income Per Common Share (Basic):
Continuing Operations	$2.03	$1.48	$1.42

Discontinued Operations	$0.03	$—	$—

Net Income Per Common Share (Basic)	$2.06	$1.48	$1.42

Net Income Per Common Share (Diluted):
Continuing Operations	$1.95	$1.43	$1.39

Discontinued Operations	$0.03	$—	$—

Net Income Per Common Share (Diluted)	$1.98	$1.43	$1.39

See accompanying notes to consolidated financial statements.

25 /ATR
2007 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2007	2006

Assets
Current Assets:
Cash and equivalents	$313,739	$170,576
Accounts and notes receivable, less allowance for
doubtful accounts of $11,139 in 2007 and $10,963 in 2006	360,736	320,969
Inventories	272,556	226,455
Prepayments and other	56,414	44,820

	1,003,445	762,820

Property, Plant and Equipment:
Buildings and improvements	264,535	236,743
Machinery and equipment	1,408,761	1,212,386

	1,673,296	1,449,129
Less: Accumulated depreciation	(1,033,544)	(872,241)

	639,752	576,888
Land	16,756	14,189

	656,508	591,077

Other Assets:
Investments in affiliates	4,085	3,388
Goodwill	222,668	207,882
Intangible assets	17,814	19,820
Miscellaneous	7,430	7,025

	251,997	238,115

Total Assets	$1,911,950	$1,592,012

See accompanying notes to consolidated financial statements.

26 /ATR
2007 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2007	2006

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$190,176	$100,583
Current maturities of long-term obligations	25,983	26,841
Accounts payable and accrued liabilities	349,030	272,761

	565,189	400,185

Long-Term Obligations	146,711	168,877

Deferred Liabilities and Other:
Deferred income taxes	28,613	33,741
Retirement and deferred compensation plans	42,787	40,134
Deferred and other non-current liabilities	9,079	2,112
Commitments and contingencies	—	—
Minority interests	553	563

	81,032	76,550

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 99 million shares authorized, and 79.4 and 78.3 million issued at 2007 and 2006, respectively	794	392
Capital in excess of par value	229,022	195,343
Retained Earnings	950,566	844,921
Accumulated other comprehensive income	214,294	109,505
Less: Treasury stock at cost, 11.2 million and 9.2 million shares in 2007 and 2006, respectively	(275,658)	(203,761)

	1,119,018	946,400

Total Liabilities and Stockholders’ Equity	$1,911,950	$1,592,012

See accompanying notes to consolidated financial statements.

27 /ATR
2007 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Years Ended December 31,	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$141,739	$102,896	$100,034
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	118,946	109,037	96,693
Amortization	4,520	5,569	2,549
Stock option based compensation	14,036	13,313	—
Gain on disposition of business, net	(2,232)	—	—
Provision for bad debts	1,970	1,893	1,197
Labor redeployment	(43)	(1,327)	2,323
Minority interests	(33)	80	(342)
Deferred income taxes	(11,783)	(10,142)	(6,244)
Retirement and deferred compensation plans	1,809	6,223	4,707
Equity in results of affiliates in excess of cash distributions received	(301)	(506)	(1,498)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	(8,347)	(27,376)	6,020
Inventories	(26,261)	(22,801)	(351)
Prepaid and other current assets	(2,960)	1,051	(8,455)
Accounts payable and accrued liabilities	32,745	17,477	1,824
Income taxes payable	8,357	5,243	(9,767)
Other changes, net	1,301	(3,169)	5,365

Net cash provided by operations	273,463	197,461	194,055

Cash Flows from Investing Activities:
Capital expenditures	(137,944)	(107,663)	(104,428)
Disposition of property and equipment	6,232	6,948	732
Intangible assets	(1,195)	(4,696)	(1,561)
Acquisition of business, net of cash acquired	(5,151)	(36,787)	(89,761)
Disposition of business	6,653	—	—
Disposition of investment in affiliates	—	—	11
Collection of notes receivable, net	162	355	1,441

Net cash used by investing activities	(131,243)	(141,843)	(193,566)

Cash Flows from Financing Activities:
Proceeds from notes payable	88,699	2,128	34,108
Proceeds from long-term obligations	1,298	54,545	7,590
Repayments of long-term obligations	(26,030)	(9,217)	(8,092)
Dividends paid	(34,439)	(29,279)	(24,631)
Proceeds from stock option exercises	19,050	19,535	17,544
Purchase of treasury stock	(76,391)	(57,682)	(61,081)
Excess tax benefit from exercise of stock options	4,910	2,624	—

Net cash used by financing activities	(22,903)	(17,346)	(34,562)

Effect of Exchange Rate Changes on Cash	23,846	14,669	(18,660)

Net increase/(decrease) in Cash and Equivalents	143,163	52,941	(52,733)
Cash and Equivalents at Beginning of Period	170,576	117,635	170,368

Cash and Equivalents at End of Period	$313,739	$170,576	$117,635

Supplemental Cash Flow Disclosure:
Interest paid	$19,981	$14,029	$11,958
Income taxes paid	63,336	50,500	58,800
Capital lease obligations	—	1,780	100

See accompanying notes to consolidated financial statements.

28 /ATR
2007 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2007, 2006 and 2005

In thousands

				Accumulated
				Other	Common		Capital in
	Comprehensive	Total	Retained	Comprehensive	Stock	Treasury	Excess of
	Income	Equity	Earnings	Income/(Loss)	Par Value	Stock	Par Value

Balance – December 31, 2004:		$873,197	$695,901	$120,323	$382	$(92,131)	$148,722
Net income	$100,034	100,034	100,034
Foreign currency translation adjustments	(94,653)	(94,653)		(94,653)
Minimum pension liability adjustment, net of tax	(1,381)	(1,381)		(1,381)

Comprehensive income	$4,000

Stock option exercises & restricted stock vestings		17,903			4	3,758	14,141
Cash dividends declared on common stock		(24,631)	(24,631)
Treasury stock purchased		(61,081)				(61,081)

Balance – December 31, 2005:		809,388	771,304	24,289	386	(149,454)	162,863
Net income	$102,896	102,896	102,896
Foreign currency translation adjustments	88,678	88,678		88,678
Minimum pension liability adjustment, net of tax	867	867		867
Net loss on Derivatives	(28)	(28)		(28)

Comprehensive income	$192,413

Stock option exercises & restricted stock vestings		35,861			6	3,375	32,480
Adjustment to initially adopt SFAS 158, net of tax		(4,301)		(4,301)
Cash dividends declared on common stock		(29,279)	(29,279)
Treasury stock purchased		(57,682)				(57,682)

Balance – December 31, 2006:		946,400	844,921	109,505	392	(203,761)	195,343
Net income	$141,739	141,739	141,739
Foreign currency translation adjustments	103,757	103,757		103,757
Changes in unrecognized pension gains/losses and related amortization, net of tax	1,014	1,014		1,014
Net gain on Derivatives	18	18		18

Comprehensive income	$246,528

Stock option exercises & restricted stock vestings		38,575			9	4,494	34,072
Adjustment to initially adopt FIN 48		(1,655)	(1,655)
Adjustment for stock split					393		(393)
Cash dividends declared on common stock		(34,439)	(34,439)
Treasury stock purchased		(76,391)				(76,391)

Balance – December 31, 2007:		$1,119,018	$950,566	$214,294	$794	$(275,658)	$229,022

See accompanying notes to consolidated financial statement.

29 /ATR
2007 Form 10-K

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

STOCK SPLIT
In May 2007, the Company effected a two-for-one stock split. Previously reported information has been restated to reflect the stock split.

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

INVESTMENTS IN AFFILIATED COMPANIES
The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company’s products. The Company received dividends from affiliated companies of $182 and $148 in 2007 and 2005, respectively. The Company received no dividends from affiliated companies in 2006. The Company has approximately $644,476 included in its December 31, 2007 consolidated retained earnings, which represent undistributed earnings of affiliated companies accounted for by the equity method.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. Goodwill and indefinite-lived intangible assets must be tested annually, or as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2007. The fair values of the reporting units exceeded the carrying values in 2007 and 2005 and, therefore, no impairment of goodwill was recorded in 2007 and 2005. In 2006, a goodwill impairment loss for one reporting unit of $1,615 was recognized for a research and development company that works on electronic dispensing systems due to a decrease in active customer projects and lack of new potential applications.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is

30 /ATR
2007 Form 10-K

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

RESEARCH & DEVELOPMENT EXPENSES
Research and development costs are expensed as incurred. These costs amounted to $55,861, $48,178 and $45,757 in 2007, 2006 and 2005, respectively.

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
Except as noted below, the Company has the expressed intention to reinvest the undistributed earnings of its non-U.S. subsidiaries, which meets the indefinite reversal criteria of Accounting Principles Board Opinion Number 23, “Accounting or Income Taxes-Special Areas” (“APB 23”). A provision has not been made for U.S. or additional foreign taxes on $644,476 of undistributed earnings of non-U.S. subsidiaries, which has been designated as permanently reinvested as of December 31, 2007. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. The Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof. In 2005, 2006 and 2007, the Company decided to repatriate a portion of non-U.S. subsidiary current year earnings in 2006, 2007 and 2008, respectively, and deferred taxes related to the repatriations were provided for in the year the decision was made. See Note 6 for more information.

TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $1,636, $1,698 and $1,269 in 2007, 2006 and 2005, respectively.

STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”. SFAS 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Also under the standard, excess tax benefits related to issuance of equity instruments under share-based payment arrangements are considered financing instead of operating cash flow activities. The Company adopted, in 2006, the modified prospective method of applying SFAS 123R, which requires the recognition of compensation expense on a prospective basis. Accordingly, 2005 financial statements have not been restated.

31 /ATR
2007 Form 10-K

Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for stock-based awards. Under APB 25, the Company only recorded stock-based compensation expense for restricted stock unit grants, which amounted to $0.4 million in 2005. Under APB 25, the Company was not required to recognize compensation expense for stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option based compensation in 2005.

Years Ended December 31,	2005

Net income, as reported	$100,034
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,852)

Pro forma net income	$94,182

Earnings per share:
Basic – as reported	$2.84

Basic – pro forma	$2.68

Diluted – as reported	$2.77

Diluted – pro forma	$2.60

SFAS 123R upon adoption required the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. For awards granted prior to adoption, the Company recognizes compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. Had the Company been previously using the non-substantive approach, stock option expense net of related tax effects would have been higher by $0.8 million ($.01 per share) for the year ended December 31, 2005. See Note 15 for more information.

REVENUE RECOGNITION
Product Sales.  In accordance with Staff Accounting Bulletin Number 104: “Revenue Recognition”, the Company’s policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer, when the Company has no remaining obligations regarding the transaction and when collection is reasonably assured. The majority of the Company’s products shipped from the U.S. transfers title and risk of loss when the goods leave the Company’s shipping location. The majority of the Company’s products shipped from Europe transfers title and risk of loss when the goods reach their destination.

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

NOTE 2 DISCONTINUED OPERATIONS

In the fourth quarter of 2007, the Company sold its Australian operation for approximately $6.7 million in cash. The Australian operation was primarily a sales and distribution facility with light final assembly of some products as well as some molding of dispensing closures. In the future, the Company will continue to sell its products into Australia using the buyer of this company as an agent and distributor. The Company recorded a gain after taxes on this sale of approximately $2.2 million or approximately $.03 per diluted share. This net gain has been reported in the consolidated statements of income as discontinued operations. The Company elected only to report the net gain as discontinued operations rather than including the full operating results as discontinued operations for all periods presented due to the immateriality of the amounts (less than 1% of net sales and income before income taxes). The Australian entity was previously reported in the Beauty and Home segment.

32 /ATR
2007 Form 10-K

NOTE 3 INVENTORIES

At December 31, 2007 and 2006, approximately 23% and 21%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2007	2006

Raw materials	$101,993	$84,470
Work-in-process	59,894	49,377
Finished goods	115,774	95,403

Total	277,661	229,250
Less LIFO reserve	(5,105)	(2,795)

Total	$272,556	$226,455

NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual analysis of the fair value of its reporting units as of December 31, 2007 using both a discounted cash flow analysis and market multiple approach.
The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows by reporting segment:

		Beauty &
	Pharma	Home	Closures	Total

Balance as of December 31, 2006	$23,158	$147,997	$36,727	$207,882
Acquisitions (See Note 19)	—	3,472	—	3,472
Foreign currency exchange effects	2,255	7,068	1,991	11,314

Balance as of December 31, 2007	$25,413	$158,537	$38,718	$222,668

The table below shows a summary of intangible assets for the years ended December 31, 2007 and 2006.

		2007			2006
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
(Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortization intangible assets:
Patents	14	$19,194	$(12,230)	$6,964	$17,267	$(9,750)	$7,517
License agreements and other	7	23,557	(12,707)	10,850	21,196	(8,893)	12,303

Total intangible assets	10	$42,751	$(24,937)	$17,814	$38,463	$(18,643)	$19,820

Aggregate amortization expense for the intangible assets above for the years ended December 31, 2007, 2006 and 2005 was $4,520, $3,954, and $2,549, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2008	$4,737
2009	$4,002
2010	$3,490
2011	$2,077
2012	$1,072

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2007.

33 /ATR
2007 Form 10-K

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2007 and 2006, accounts payable and accrued liabilities consisted of the following:

	2007	2006

Accounts payable, principally trade	$156,376	$135,985
Accrued employee compensation costs	83,231	62,093
Unearned income	24,029	19,472
Other accrued liabilities	85,394	55,211

Total	$349,030	$272,761

NOTE 6 INCOME TAXES

Income from continuing operations before income taxes consists of:

Years Ended December 31,	2007	2006	2005

United States	$16,505	$21,846	$31,627
International	183,490	126,460	110,326

Total	$199,995	$148,306	$141,953

The provision for income taxes from continuing operations is comprised of:

Years Ended December 31,	2007	2006	2005

Current:
U.S. Federal	$12,737	$16,612	$10,925
State/Local	459	1,618	832
International	59,075	37,322	36,406

	$72,271	$55,552	$48,163

Deferred:
U.S. Federal/State	$(5,110)	$(9,870)	$(2,249)
International	(6,673)	(272)	(3,995)

	$(11,783)	$(10,142)	$(6,244)

Total	$60,488	$45,410	$41,919

The gain on the sale of the discontinued operations resulted in additional tax expense of $1,714.

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2007, 2006 and 2005 to income before income taxes is as follows:

Years Ended December 31,	2007	2006	2005

Income tax at statutory rate	$69,998	$51,907	$49,683
State income taxes, net of federal benefit	189	947	179
Research & development credits	(3,193)	(2,837)	(3,078)
Provision for distribution of foreign earnings	3,524	1,551	657
German tax rate reduction	(2,250)	—	—
German unremitted earnings tax credit	—	(1,584)	—
Italian government special election	(1,025)	—	(1,955)
Rate differential on earnings of foreign operations	(6,046)	(3,718)	(3,269)
Other items, net	(709)	(856)	(298)

Actual income tax provision	$60,488	$45,410	$41,919

Effective income tax rate	30.2%	30.6%	29.5%

The tax provision for 2007 included a benefit of $2.3 million from a reduction in the corporate tax rates in Germany. Since the new tax rates are effective for 2008, the benefits reflected are attributable to the revaluation of the deferred tax assets and liabilities using the new rates as of December 31, 2007. The $1.0 million reduction from Italy was due to a special election in

34 /ATR
2007 Form 10-K

connection with the enactment of lower corporate tax rates, effective in 2008. The affect of the special election increased current taxes by $0.6 million, which was offset by a reduction of previously recorded deferred tax liabilities by $1.6 million.
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

Significant deferred tax assets and liabilities as of December 31, 2007 and 2006 are comprised of the following temporary differences:

	2007	2006

Deferred Tax Assets:
Inventory	$6,487	$5,449
Pension liabilities	6,218	6,483
Stock options	4,033	982
Vacation	3,505	3,040
Net operating loss carryforwards	3,468	2,335
Workers compensation	2,984	1,742
Foreign tax credit carryforwards	2,360	2,248
Allowance for doubtful accounts	2,024	1,772
Accruals	1,590	896
Other	574	356

Total gross deferred tax assets	33,243	25,303
Less valuation allowance	(4,396)	(3,282)

Net deferred tax assets	28,847	22,021

Deferred Tax Liabilities:
Depreciation and amortization	32,490	38,292
Leases	8,443	7,271
Undistributed earnings of foreign subsidiaries	2,200	500
Other	769	1,615

Total gross deferred tax liabilities	43,902	47,678

Net deferred tax liabilities	$15,055	$25,657

Gross deferred tax assets for tax loss carryforwards increased from $2.3 million at December 31, 2006 to $3.4 million at December 31, 2007. Most of the increase reflects the recording of a deferred tax asset for US state losses. These losses expire in 2015 through 2022. The remaining loss carryforwards are in multiple non-US jurisdictions. Approximately $1.1 million of the deferred tax asset for the non-US losses are in a jurisdiction in which the losses expire in 2008 through 2014. Management believes the deferred tax assets related to this non-US jurisdiction and the US state losses will not be realized and a valuation reserve has been established.

US foreign tax credit carryforwards increased from $2.2 million at December 31, 2006 to $2.4 million at December 31, 2007. These credits begin to expire in 2013. Management believes the Company will not be able to realize the benefits of these deferred tax assets.

The Company has established a valuation allowance for the deferred tax assets related to the tax loss and US foreign tax credit carryforwards not expected to be realized. The valuation allowance increased from $3.3 million at December 31, 2006 to $4.4 million at December 31, 2007, primarily due to the recording of an allowance for the US state losses.

No provision for taxes on the cumulative earnings of non-US subsidiaries that have been permanently reinvested has been made. These earnings relate to ongoing operations and, at December 31, 2007, were approximately $644.5 million. Deferred taxes are provided for earnings of non-US subsidiaries when we plan to remit those earnings to the US.

The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.6 million would become payable in the event the income was distributed.

35 /ATR
2007 Form 10-K

INCOME TAX UNCERTAINTIES
The company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.6 million increase in the liability for income tax uncertainties. This increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings, as required by FIN 48. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

Balance at January 1, 2007	$7,000
Increases based on tax positions for the current year	$1,115
Increases based on tax positions for prior years	533
Decreases based on tax positions for prior years	(182)
Settlements	(682)
Lapse of statute of limitations	$(1,292)

Balance at December 31, 2007	$6,492

The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $6.0 million. For the next twelve months, the Company anticipates its liability for income tax uncertainties will decrease by $0.7 million due to the lapse of statue of limitations in various jurisdictions and by $0.3 million due to settlements.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. During 2007, the Company recognized $0.2 million in interest and penalties. The Company had approximately $1.2 million and $0.6 million accrued for the payment of interest and penalties as of December 31, 2007 and 2006, respectively.

The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Tax Years
Major Tax	Subject to
Jurisdiction	Examination

United States – Federal	2004 – 2007
United States – States	2003 – 2007
France	2005 – 2007
Germany	2002 – 2007
Italy	2003 – 2007
Switzerland	1998 – 2007

NOTE 7 DEBT

Average borrowings under unsecured lines of credit were $145.0 million and $102.0 million for 2007 and 2006, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 5.5% for both 2007 and 2006. There are no compensating balance requirements associated with short-term borrowings. In July of 2006, the Company entered into an amended five-year $200 million revolving credit facility. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company is required to pay a fee for this commitment. Commitment or facility fee payments in 2007, 2006 and 2005 were not significant. The amounts borrowed under this agreement were $150.0 million and $75.0 million at December 31, 2007 and 2006, respectively.
The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests, including minimum interest coverage, net worth and maximum borrowings.
At December 31, the Company’s long-term obligations consisted of the following:

	2007	2006

Notes payable 0.5% – 13.1%, due in monthly and annual installments through 2015	$6,035	$5,396
Senior unsecured notes 6.6%, due in installments through 2011	86,596	107,897
Senior unsecured notes 5.1%, due in 2011	25,000	25,000
Senior unsecured notes 6.0% due in 2016	50,000	50,000
Mortgage payable at 2.1%, due in monthly and annual installments through 2008	122	327
Capital lease obligations	4,941	7,098

	172,694	195,718
Current maturities of long-term obligations	(25,983)	(26,841)

Total long-term obligations	$146,711	$168,877

36 /ATR
2007 Form 10-K

Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.
Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 8, due annually for the five years and thereafter beginning in 2008 are $23,610, $22,103, $23,209, $21,856, $25,361 and $51,613 thereafter.

NOTE 8 LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2055. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term. The Company has decided to exercise its option to purchase one building, under a lease expiring in 2008, for $9.5 million. This amount is approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. The Company will account for the purchase transaction as a capital expenditure in 2008.
Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $22,595, $19,889 and $16,831 in 2007, 2006 and 2005, respectively.

Assets recorded under capital leases consist of:

	2007	2006

Buildings	$17,880	$16,169
Machinery and equipment	13,049	12,209

	30,929	28,378
Accumulated depreciation	(17,147)	(13,585)

	$13,782	$14,793

Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2007:

	Capital	Operating
	Leases	Leases

2008	$2,525	$14,431
2009	997	10,206
2010	794	6,906
2011	796	4,670
2012	350	2,712
Subsequent to 2012	0	2,086

Total minimum lease payments	5,462	$41,011

Amounts representing interest	(521)

Present value of future minimum lease payments	4,941
Lease amount due in one year	(2,373)

Total	$2,568

NOTE 9 RETIREMENT AND DEFERRED COMPENSATION PLANS

The Company has various noncontributory retirement plans covering certain of its domestic and foreign employees. Benefits under the Company’s retirement plans are based on participants’ years of service and annual compensation as defined by each plan. Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally at least equal to the minimum funding amounts required by the Employee Retirement Income Security Act of 1974, as amended (ERISA). Certain pension commitments under its foreign plans are also funded according to local requirements or at the Company’s discretion.
In accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), which became effective in the fourth quarter of 2006, AptarGroup is required to recognize the over funded or unfunded status of our defined benefit pension plans as an asset or liability on our balance sheet as of December 31, 2007 and 2006.

37 /ATR
2007 Form 10-K

The following table presents the changes in the benefit obligations and plan assets for the most recent two years for the Company’s domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$51,405	$49,603	$36,107	$31,848
Service cost	3,879	3,949	1,584	1,373
Interest cost	2,985	2,642	1,681	1,367
Actuarial (gain)/loss	(2,167)	(3,721)	(707)	(818)
Benefits paid	(1,085)	(1,068)	(1,169)	(877)
Foreign currency translation adjustment	—	—	3,239	3,214

Benefit obligation at end of year	$55,017	$51,405	$40,735	$36,107

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	$42,553	$36,599	$11,819	$9,043
Actual return on plan assets	2,648	4,522	532	553
Employer contribution	2,000	2,500	1,975	1,976
Benefits paid	(1,085)	(1,068)	(1,169)	(877)
Foreign currency translation adjustment	—	—	1,338	1,124

Fair value of plan assets at end of year	$46,116	$42,553	$14,495	$11,819

Funded status at end of year	$(8,901)	$(8,852)	$(26,240)	$(24,288)

The following table presents the funded status amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2007 and 2006.

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Non-current assets	$—	$—	$510	$217
Current liabilities	(90)	—	(581)	(498)
Non-current liabilities	(8,811)	(8,852)	(26,169)	(24,007)

	$(8,901)	$(8,852)	$(26,240)	$(24,288)

The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2007 and 2006.

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Net actuarial loss	$772	$3,078	$8,125	$8,524
Net prior service cost	26	30	759	757
Tax effects	(299)	(1,243)	(2,646)	(3,395)

	$499	$1,865	$6,238	$5,886

Changes in benefit obligations and plan assets recognized in other comprehensive income in 2007 are as follows:

	Domestic Plans	Foreign Plans

Current year actuarial (gain)/loss	$(2,088)	$190
Amortization of (gain)/loss	(218)	(513)
Amortization of prior service cost	(4)	(74)

	$(2,310)	$(397)

38 /ATR
2007 Form 10-K

The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2007 expected to be recognized as components of periodic benefit cost in 2008.

	Domestic Plans	Foreign Plans

Amortization of net loss	$22	$745
Amortization of prior service cost	4	78

	$26	$823

Components of net periodic benefit cost:

	Domestic Plans
	2007	2006	2005

Service cost	$3,879	$3,949	$3,724
Interest cost	2,985	2,642	2,353
Expected return on plan assets	(2,726)	(2,416)	(2,317)
Amortization of net loss	218	605	468
Amortization of prior service cost	4	4	4

Net periodic benefit cost	$4,360	$4,784	$4,232

	Foreign Plans
	2007	2006	2005

Service cost	$1,584	$1,373	$1,008
Interest cost	1,681	1,367	1,327
Expected return on plan assets	(727)	(581)	(457)
Amortization of net loss	513	601	275
Amortization of prior service cost	74	77	100

Net periodic benefit cost	$3,125	$2,837	$2,253

The accumulated benefit obligation (ABO) for the Company’s domestic defined benefit pension plans was $47.4 million and $43.5 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the Company’s foreign defined benefit pension plans was $34.5 million and $30.4 million at December 31, 2007 and 2006, respectively. Although the proceeds of certain insurance contracts related to the Company’s foreign plans could be used to partially offset pension commitments, the values of these contracts are not included in the Company’s plan asset totals.

The following table provides the projected benefit obligation (PBO), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2007 and 2006.

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Projected benefit obligation	$2,452	$1,982	$29,172	$27,734
Accumulated benefit obligation	1,792	1,408	26,478	24,721
Fair value of plan assets	—	—	5,451	5,417

The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2007 and 2006.

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Projected benefit obligation	$55,017	$51,405	$39,853	$35,319
Accumulated benefit obligation	47,377	43,465	33,782	29,693
Fair value of plan assets	46,116	42,553	13,103	10,812

39 /ATR
2007 Form 10-K

Assumptions:

	Domestic Plans		Foreign Plans
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.40%	5.80%	5.25%	4.40%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.80%	5.40%	4.40%	4.00%
Expected long-term return in plan assets	7.00%	7.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2008 net periodic benefit cost, the Company expects to use the December 31, 2007 discount rate, rate of compensation increase assumptions and the expected long-term return on domestic and foreign plan assets. The estimated effect of using these assumptions will not be significant to the Company’s total net periodic benefit cost.
The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets		Foreign Plans Assets
	at December 31,		at December 31,
	2007	2006	2007	2006

Equity securities	65%	64%	39%	33%
Fixed income securities	21%	18%	54%	57%
Infrastructure	11%	—	—	—
Money market	3%	18%	—	—
Real estate	—	—	7%	10%

Total	100%	100%	100%	100%

The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2008 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2008 is 33% equity securities, 57% fixed income securities and 10% real estate.

CONTRIBUTIONS
Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $2.0 million to its domestic defined benefit plans in 2007 and expects to contribute approximately the same amount in 2008. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws or at the Company’s discretion. The Company contributed approximately $2.0 million to its foreign defined benefit plan in 2007 and expects to contribute approximately the same amount in 2008.

40 /ATR
2007 Form 10-K

ESTIMATED FUTURE BENEFIT PAYMENTS
As of December 31, 2007, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans

2008	$2,029	$2,455
2009	3,254	1,143
2010	3,581	2,647
2011	3,665	3,547
2012	4,685	1,980
2013 – 2017	28,209	13,849

OTHER PLANS
The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $2.5 million and $2.0 million at December 31, 2007 and 2006, respectively. This amount is included in the liability for domestic plans shown above.
The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2007, 2006, and 2005, total contributions made by the Company for these plans were approximately $1.9 million, $1.6 million and $1.5 million, respectively.
The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2007, 2006, and 2005, total contributions made by the Company for these plans were approximately $2.4 million, $1.3 million and $0.7 million, respectively.
The Company has no additional postretirement or postemployment benefit plans.

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
As of December 31, 2007, the Company has recorded the fair value of derivative instruments of $995.7 thousand in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $20 million. No gain or loss was recorded in the income statement in 2007, 2006 or 2005 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES
As of December 31, 2007, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.8 million) as of December 31, 2007. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.2 million) as of December 31, 2006.

41 /ATR
2007 Form 10-K

During the year ended December 31, 2007, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately four years (March 2012).

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

OTHER
As of December 31, 2007, the Company has recorded the fair value of foreign currency forward exchange contracts of $135 thousand in prepaid expenses and other current assets, $146 thousand in accounts payable and accrued liabilities and $2.0 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2007 had an aggregate contract amount of $103.4 million.

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company intends to purchase in the third quarter of 2008 a building which had been previously recorded as an operating lease. The estimated purchase price of this building is expected to be approximately $9.5 million and will be initially financed primarily using short term debt.
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flows.
Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2007.

NOTE 12 PREFERRED STOCK PURCHASE RIGHTS

The Company has a preferred stock purchase rights plan (the “Rights Plan”) and each share of common stock has one-half of a preferred share purchase right (a “Right”). Under the terms of the Rights Plan, if a person or group acquires 15% or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then current exercise price, a number of shares of the Company’s common stock having a market value of twice such price. In addition, under certain circumstances if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price.
Each Right entitles the holder under certain circumstances to buy one one-thousandth of a share of Series B junior participating preferred stock, par value $.01 per share, at an exercise price of $150. Each share of Series B junior participating preferred stock will entitle its holder to 2,000 votes and will have a minimum preferential quarterly dividend payment equal to the greater of $1 per share or 2,000 times the amount paid to holders of common stock. Currently, 99,000 shares of Series B junior participating preferred stock have been reserved. The Rights will expire on April 7, 2013, unless previously exercised or redeemed at the option of the Board of Directors for $.01 per Right.

NOTE 13 STOCK REPURCHASE PROGRAM

The Company repurchased 2.1 million and 2.2 million shares of its outstanding common stock in 2007 and 2006, respectively, at a total cost of $76.4 million and $57.7 million in 2007 and 2006, respectively. The Company has a remaining authorization at December 31, 2007 to repurchase 2.0 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

42 /ATR
2007 Form 10-K

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income consists of foreign currency translation adjustments, net gain (loss) on derivatives and minimum pension liability adjustments. The following table summarized our accumulated other comprehensive income activity for the years ended December 31, 2007, 2006 and 2005:

	Foreign			Accumulated
	Currency	Net Gain/		Other
	Translation	(Loss) on	Other	Comprehensive
	Adjustments	Derivatives	Adjustments	Income
	(1)	(2)	(3)

Balance – December 31, 2004	$123,259	$—	$(2,936)	$120,323
Period change	(94,653)	—	(1,381)	(96,034)

Balance – December 31, 2005	28,606	$—	(4,317)	24,289
Period change	88,678	(28)	(3,434)	85,216

Balance – December 31, 2006	117,284	(28)	(7,751)	109,505
Period change	103,757	18	1,014	104,789

Balance – December 31, 2007	$221,041	$(10)	$(6,737)	$214,294

(1)	Income taxes are generally not provided for foreign currency translation adjustments.
(2)	Amount includes a reduction of deferred income tax assets by $6 for the net gain on derivatives at December 31, 2007 and an increase in deferred income tax assets by $9 related to the net loss on derivatives at December 31, 2006.
(3)	Amounts include the effects of deferred income tax assets provided for minimum pension liability adjustments at December 31, 2007, 2006 and 2005 of $2,945, $4,638 and $3,138, respectively, including the impact of adopting SFAS 158 in 2006.

NOTE 15 STOCK-BASED COMPENSATION

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
Compensation expense recorded attributable to stock options for the year ended December 31, 2007 was approximately $14.0 million ($10.5 million after tax), or $.15 per share basic and diluted. The income tax benefit related to this compensation expense was approximately $3.5 million. Approximately $13.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2006 was approximately $13.3 million ($8.7 million after tax), or $.12 per share basic and diluted. The income tax benefit related to this compensation expense was approximately $4.6 million. Approximately $12.4 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $9.32, $8.05 and $7.74 per share in 2007, 2006 and 2005, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Years ended December 31,	2007	2006	2005
Dividend Yield	1.4%	1.6%	1.4%
Expected Stock Price Volatility	24.6%	24.8%	27.2%
Risk-free Interest Rate	4.8%	4.3%	4.0%
Expected Life of Option (years)	7.0	7.0	7.0

43 /ATR
2007 Form 10-K

There have been no grants under the Director Stock Option Plan during 2007. The fair value of stock options granted under the Director Stock Option Plans in 2006 and 2005 was $8.63 and $8.30 per share, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Years ended December 31,	2007	2006	2005

Dividend Yield	—	1.5%	1.2%
Expected Stock Price Volatility	—	24.8%	26.9%
Risk-free Interest Rate	—	5.1%	4.1%
Expected Life of Option (years)	—	7.0	7.0

A summary of option activity under the Company’s stock option plans as of December 31, 2007, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2007	7,327,874	$ 18.70	220,000	$ 20.68
Granted	1,249,500	30.49	—	—
Exercised	(1,141,639)	14.28	(67,000)	16.08
Forfeited or expired	(30,397)	26.00	—	—

Outstanding at December 31, 2007	7,405,338	$ 21.34	153,000	$ 22.70

Exercisable at December 31, 2007	4,976,724	$ 17.92	125,000	$ 21.99

Available for future grants	1,609,629		44,000

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2007	6.2		6.1
Exercisable at December 31, 2007	5.1		5.8

Aggregate Intrinsic Value ($000):
Outstanding at December 31, 2007	$144,926		$2,786
Exercisable at December 31, 2007	$114,406		$2,365

Intrinsic Value of Options Exercised ($000) During the Years Ended:
December 31, 2007	$26,028		$1,262
December 31, 2006	$18,972		$54
December 31, 2005	$14,114		$158

The fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $9.5 million, $8.3 million and $7.3 million, respectively. Cash received from option exercises was approximately $19.1 million and the tax deduction from option exercises was approximately $6.8 million in the year ended December 31, 2007. As of December 31, 2007, the remaining valuation of stock option awards to be expensed in future periods was $5.0 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.
The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2007, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	15,700	$24.66
Granted	14,512	30.63
Vested	(9,114)	23.27

Nonvested at December 31, 2007	21,098	$29.36

Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2007 and 2006 was approximately $449 thousand and $388 thousand, respectively. The fair value of units vested during the years ended December 31, 2007, 2006 and 2005 was $212 thousand, $421 thousand and $494 thousand, respectively. The intrinsic value of

44 /ATR
2007 Form 10-K

units vested during the years ended December 31, 2007, 2006 and 2005 was $290 thousand, $384 thousand and $404 thousand, respectively. As of December 31, 2007, there was $73 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.5 years.

NOTE 16 REDEPLOYMENT PROGRAM

The Company announced in the third quarter of 2005 a plan to reduce and redeploy certain personnel in its Beauty & Home fragrance/cosmetic operations in France. The objective of this plan was to better align production equipment and personnel between several sites in France to ultimately reduce costs and maintain competitiveness. This plan was implemented in phases over a two year period and is complete as of December 31, 2007. The remaining reserve amount of $953 thousand is expected to be paid out in 2008. The plan accomplished a headcount reduction of approximately 70 people. Total costs associated with the Redeployment Program were approximately $7.4 million before taxes over the two year period and primarily related to employee severance costs. Approximately $1.6 million of such charges before tax and $1.1 million after-tax or approximately $.02 per diluted share were recorded in 2007. Approximately $2.1 million of such charges before tax and $1.4 million after-tax or approximately $.04 per diluted share were recorded in 2006. The following tables below highlight the pre-tax charges and changes in the reserves for 2007 and 2006. All charges related to the Redeployment Program are included in Cost of Sales in the income statement.

	Beginning	Charges For			Ending
	Reserve At	The Year Ended			Reserve At
	01/01/07	12/31/07	Cash Paid	FX Impact	12/31/07

Employee severance	$995	$1,282	$(1,488)	$164	$953
Other costs	—	337	(353)	15	—

Totals	$995	$1,619	$(1,841)	$179	$953

	Beginning	Charges For			Ending
	Reserve At	The Year Ended			Reserve At
	01/01/06	12/31/06	Cash Paid	FX Impact	12/31/06

Employee severance	$2,323	$1,384	$(3,063)	$351	$995
Other costs	—	721	(764)	43	—

Totals	$2,323	$2,105	$(3,827)	$394	$995

45 /ATR
2007 Form 10-K

NOTE 17 EARNINGS PER SHARE

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Basic earnings per share computation
Numerator:
Income from continuing operations	$139,507	$102,896	$100,034
Income from discontinued operations, net of tax	2,232	—	—

Net Income	$141,739	$102,896	$100,034

Denominator:
Basic shares outstanding	68,769	69,654	70,376

Basic earnings per share from continuing operations	$2.03	$1.48	$1.42
Basic earnings per share from discontinued operations	0.03	—	—

Basic net earnings per share	$2.06	$1.48	$1.42

Diluted earnings per share computation
Numerator:
Income from continuing operations	$139,507	$102,896	$100,034
Income from discontinued operations, net of tax	2,232	—	—

Net Income	$141,739	$102,896	$100,034

Denominator:
Basic shares outstanding	68,769	69,654	70,376
Effect of Dilutive Securities
Stock options	2,741	2,082	1,960
Restricted stock	13	8	18

Diluted shares outstanding	71,523	71,744	72,354

Diluted earnings per share from continuing operations	$1.95	$1.43	$1.39
Diluted earnings per share from discontinued operations	0.03	—	—

Diluted net earnings per share	$1.98	$1.43	$1.39

NOTE 18 SEGMENT INFORMATION

Beginning with the first quarter of 2006, the Company has been reporting three new business segments that reflect AptarGroup’s realigned internal financial reporting structure. 2005 information has been conformed to the current presentation.
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

46 /ATR
2007 Form 10-K

Financial information regarding the Company’s reportable segments is shown below:

Years Ended December 31,	2007	2006	2005

Total Sales:
Beauty & Home	$1,015,694	$849,736	$705,749
Closures	495,028	442,321	386,431
Pharma	394,320	323,647	297,827
Other	1,534	1,397	1,363

Total Sales	$1,906,576	$1,617,101	$1,391,370

Less: Intersegment Sales:
Beauty & Home	$10,476	$12,643	$7,383
Closures	2,028	1,118	1,270
Pharma	452	1,044	1,718
Other	1,453	911	990

Total Intersegment Sales	$14,409	$15,716	$11,361

Net Sales:
Beauty & Home	$1,005,218	$837,093	$698,366
Closures	493,000	441,203	385,161
Pharma	393,868	322,603	296,109
Other	81	486	373

Net Sales	$1,892,167	$1,601,385	$1,380,009

Segment Income:
Beauty & Home	$99,553	$72,396	$54,009
Closures	50,036	44,031	42,392
Pharma	106,161	80,841	76,004
Corporate and Other (1)	(45,181)	(36,191)	(21,312)

Income from continuing operations before interest and taxes	$210,569	$161,077	$151,093
Interest expense, net	(10,574)	(12,771)	(9,140)

Income from continuing operations before income taxes	$199,995	$148,306	$141,953

Depreciation and Amortization:
Beauty & Home	$71,752	$65,584	$56,398
Closures	29,341	26,101	22,776
Pharma	20,894	19,083	18,160
Other	1,479	3,838	1,908

Depreciation and Amortization	$123,466	$114,606	$99,242

Capital Expenditures:
Beauty & Home	$63,089	$64,087	$59,365
Closures	37,114	24,389	21,275
Pharma	27,748	15,819	23,390
Other	9,993	3,368	398

Capital Expenditures	$137,944	$107,663	$104,428

Total Assets:
Beauty & Home	$993,703	$907,601	$790,147
Closures	352,573	302,407	259,104
Pharma	289,785	249,302	221,667
Other	275,889	132,702	86,401

Total Assets	$1,911,950	$1,592,012	$1,357,319

(1)	Corporate Expenses & Other includes $14.0 million and $13.3 million related to stock option expenses for the twelve months ended December 31, 2007 and 2006, respectively.

47 /ATR
2007 Form 10-K

GEOGRAPHIC INFORMATION
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Net Sales to Unaffiliated Customers (2):
United States	$498,231	$470,405	$419,178
Europe:
France	536,694	446,053	340,101
Germany	265,246	226,985	213,505
Italy	157,791	124,267	120,896
Other Europe	220,712	177,662	155,361

Total Europe	1,180,443	974,967	829,863
Other Foreign Countries	213,493	156,013	130,968

Total	$1,892,167	$1,601,385	$1,380,009

Long-Lived Assets:
United States	$225,074	$221,484	$206,028
Europe:
France	262,109	229,803	211,404
Germany	168,096	147,990	137,447
Italy	99,581	92,198	75,838
Other Europe	89,118	80,399	82,161

Total Europe	618,904	550,390	506,850
Other Foreign Countries	61,971	56,088	36,373

Total	$905,949	$827,962	$749,251

Product Net Sales Information:
Pumps	$948,855	$804,636	$752,976
Closures	455,650	411,543	346,614
Valves	281,831	221,909	201,278
Other	205,831	163,297	79,141

Total	$1,892,167	$1,601,385	$1,380,009

(2)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

No single customer represents 10% or more of the Company’s net sales in 2007, 2006 or 2005.

NOTE 19 ACQUISITIONS

During the first quarter of 2007, the Company acquired Moderne Verpackungssysteme GmbH (“MVS”) for approximately $5.2 million in cash. No debt was assumed in the transaction. MVS, located in Germany, is a supplier of bag-on-valve assembled products. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.5 million was recorded on the acquisition. The condensed consolidated statement of income includes MVS’ results of operations from February 15, 2007, the date of the acquisition and the acquisition is included in the Beauty and Home reporting segment.
During the first quarter of 2006, the Company acquired the net assets of CCL Dispensing Systems, LLC (“CCLDS”) for approximately $21.3 million in cash. No debt was assumed in the transaction. CCLDS is located in Libertyville, Illinois and produces primarily dispensing closures. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $9.5 million was recorded on the acquisition and is deductible for tax purposes. CCLDS’ annual revenues are approximately $18 million. The consolidated statements of income includes CCLDS’ results of operations from February 6, 2006, the date of the acquisition.
During the third quarter of 2006, the Company acquired the net assets of Augros do Brasil Ltda. (“Augros”) for approximately $5.3 million in cash. Approximately $1.8 million of debt was assumed in the transaction. Augros is located in Brazil and is involved in injection molding and decorating (including serigraphy and hot stamping) of plastic components primarily for the fragrance and cosmetics market. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $2.4 million was recorded on the acquisition. Augros annual revenues were approximately $11 million. The condensed consolidated statements of income include Augros’ results of operations from July 28, 2006, the date of the acquisition.

48 /ATR
2007 Form 10-K

During the third quarter of 2006, the Company also acquired the remaining 65% that it did not already own of Seaquist Engelmann S.A.I.C.F. e I. (“Engelmann”) for $7.5 million in cash. No debt was assumed in the transaction. Engelmann is located in Argentina and produces primarily dispensing closures. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.3 million was recorded on the acquisition. Engelmann annual revenues were approximately $8 million. The consolidated statements of income includes Engelmann’s results of operations from August 30, 2006, the date of the acquisition.
During the fourth quarter of 2006, the Company acquired the remaining 40% of a consolidated subsidiary, Graphocolor SA (“Graphocolor”), it did not previously own for approximately $4.5 million. Graphocolor is located in France and performs stamping and anodizing of metal components used in some dispensing pumps for the fragrance/cosmetic and pharmaceutical markets. No goodwill was recorded in the transaction as the purchase price was less than the fair value of assets acquired and liabilities assumed.

NOTE 20 QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2007 and 2006 are as follows:

	Quarter				Total
	First	Second	Third	Fourth	for Year

Year Ended December 31, 2007:
Net sales	$449,841	$472,876	$485,692	$483,758	$1,892,167
Gross profit (1)	121,418	124,451	124,339	119,240	489,448
Income from continuing operations	29,580	36,968	39,395	33,564	139,507
Income from discontinued operations net of tax	—	—	—	2,232	2,232
Net Income	29,580	36,968	39,395	35,796	141,739

Per Common Share – 2007:
Net income
Basic
Continuing Operations	$.43	$.54	$.58	$.49	$2.03
Discontinued Operations	—	—	—	.03	.03
Basic	.43	.54	.58	.52	2.06
Diluted
Continuing Operations	.41	.52	.56	.47	1.95
Discontinued Operations	—	—	—	.03	.03
Diluted	.41	.52	.56	.50	1.98
Dividends declared	.11	.13	.13	.13	.50
Stock price high (2)	35.17	38.49	40.09	44.75	44.75
Stock price low (2)	28.73	33.34	33.37	37.75	28.73

Average number of shares outstanding:
Basic	69,188	69,037	68,488	68,376	68,769
Diluted	71,824	71,443	70,909	70,983	71,523

Year Ended December 31, 2006:
Net sales	$375,468	$398,625	$404,905	$422,387	$1,601,385
Gross profit (1)	95,560	102,723	103,172	104,623	406,079
Net income	19,810	27,668	28,243	27,175	102,896

Per Common Share – 2006:
Net income
Basic	$.28	$.39	$.41	$.39	$1.48
Diluted	.27	.39	.40	.38	1.43
Dividends declared	.10	.10	.11	.11	.42
Stock price high (2)	28.73	27.67	26.38	31.15	31.15
Stock price low (2)	25.86	24.81	23.43	24.70	23.43

Average number of shares outstanding:
Basic	70,150	70,078	69,292	69,060	69,654
Diluted	72,492	71,722	70,878	70,854	71,744

(1)	Gross profit is defined as net sales less cost of sales and depreciation.
(2)	The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

49 /ATR
2007 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting”, under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15, Note 9 and Note 6, to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation and defined benefit pension plans in 2006 and the manner which it accounts for income taxes in 2007, respectively.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Chicago, Illinois
February 28, 2008

50 /ATR
2007 Form 10-K

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 50.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2008.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors may be found under the caption “Proposal 1 Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008 (the “2008 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance – Audit Committee” in the 2008 Proxy Statement and is incorporated herein by reference.
Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Corporate Governance – Code of Business Conduct and Ethics” in the 2008 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through a link on the Investor Relations page of our website (www.aptargroup.com).
The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference.

51 /ATR
2007 Form 10-K

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Compensation Committee Report” in the 2008 Proxy Statement is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the 2008 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance-Independence of Directors” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Proposal 6 – Ratification of Independent Registered Public Accounting Firm Fees” in the 2008 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

	Description

1)	All Financial Statements
	The financial statements are set forth under Item 8 of this report on Form 10-K
	Consolidated Statements of Income	25
	Consolidated Balance Sheets	26
	Consolidated Statements of Cash Flows	28
	Consolidated Statements of Changes in Equity	29
	Notes to Consolidated Financial Statements	30
	Report of Independent Registered Public Accounting Firm	50

2)	II – Valuation and Qualifying Accounts	54

	All other schedules have been omitted because they are not applicable or not required.

(b)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 55-56 of this report.

52 /ATR
2007 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 28th day of February 2008.

AptarGroup, Inc.
(Registrant)

By	/s/ Stephen J. Hagge
Stephen J. Hagge
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ King Harris King Harris	Chairman of the Board and Director	February 28, 2008

/s/ Peter Pfeiffer Peter Pfeiffer	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Stephen J. Hagge Stephen J. Hagge	Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Director (Principal Accounting and Financial Officer)	February 28, 2008

/s/ Stefan A. Baustert Stefan A. Baustert	Director	February 28, 2008

/s/ Alain Chevassus Alain Chevassus	Director	February 28, 2008

/s/ Rodney L. Goldstein Rodney L. Goldstein	Director	February 28, 2008

/s/ Ralph Gruska Ralph Gruska	Director	February 28, 2008

/s/ Leo A. Guthart Leo A. Guthart	Director	February 28, 2008

/s/ Carl A. Siebel Carl A. Siebel	Director	February 28, 2008

/s/ Dr. Joanne C. Smith Dr. Joanne C. Smith	Director	February 28, 2008

53 /ATR
2007 Form 10-K

AptarGroup, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005

Dollars in thousands
	Balance at	Charged to		Additions to/	Balance
	Beginning	Costs and		(Deductions) from	at End of
	of Period	Expenses	Acquisitions	Reserve(a)	Period

2007
Allowance for doubtful accounts	$10,963	$1,970	$—	$(1,794)	$11,139
Inventory obsolescence reserve	24,104	5,912	—	(2,937)	27,079
Deferred tax valuation allowance	3,282	1,114	—	—	4,396

2006
Allowance for doubtful accounts	$10,356	$1,893	$70	$(1,356)	$10,963
Inventory obsolescence reserve	19,456	4,592	66	(10)	24,104
Deferred tax valuation allowance	1,864	751	—	667	3,282

2005
Allowance for doubtful accounts	$9,952	$1,197	$723	$(1,516)	$10,356
Inventory obsolescence reserve	21,368	2,438	408	(4,758)	19,456
Deferred tax valuation allowance	2,870	—	—	(1,006)	1,864

(a)	Write-off accounts considered uncollectible, net of recoveries and foreign currency transaction adjustments.

54 /ATR
2007 Form 10-K

(a) INDEX TO EXHIBITS

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
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc., and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.5	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.6	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	Supplementary Pension Plan – France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**

55 /ATR
2007 Form 10-K

Exhibit
Number	Description

10.12	AptarGroup, Inc. Supplemental Retirement Plan dated January 1, 1994, filed as Exhibit 10.3 to the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.14	German Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed February 10, 1993, is hereby incorporated by reference.**
10.16	First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31,1993 (File No. 1-11846), is hereby incorporated by reference.**
10.17	Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
10.18	Supplement to the Pension Scheme Arrangement dated October 17, 2007 pertaining to the pension plan between a subsidiary of AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.19	Consulting Agreement between AptarGroup, Inc. and Carl Siebel Consulting GmbH dated October 17, 2007, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.20	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.21	Employment Agreement dated December 1, 2003 of Stephen J. Hagge, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Employment Agreement dated December 1, 2003 of Patrick F. Doherty, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Employment Agreement dated January 10, 2003 of Jacques Blanié, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Employment Agreement dated January 19, 1989 of Jacques Blanié, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.25	Employment Agreement dated December 1, 2003 of Eric Ruskoski, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11846), is hereby incorporated by reference.**
10.26	Severance Agreement dated December 1, 2003 of Lawrence Lowrimore, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.27	Summary of Bonus Arrangements with Executive Officers filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2006 (File No. 1-11846), is hereby incorporated by reference.**
10.28	Summary of Director Compensation filed as Exhibit 10.35 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.29*	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan.
21*	List of Subsidiaries.
23*	Consent of Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

56 /ATR
2007 Form 10-K