Form 10-Q
period 2008-03-31
APTARGROUP INC
filed 2008-04-28
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE (State of Incorporation)	36-3853103 (I.R.S. Employer Identification No.)
475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014
815-477-0424
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (April 22, 2008).

Common Stock	68,012,884

AptarGroup, Inc.
Form 10-Q
Three Months Ended March 31, 2008

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

Three Months Ended March 31,	2008	2007

Net Sales	$532,258	$449,841

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	362,780	300,260
Selling, research & development and administrative	81,824	73,725
Depreciation and amortization	32,955	29,237

	477,559	403,222

Operating Income	54,699	46,619

Other Income (Expense):
Interest expense	(4,607)	(4,843)
Interest income	3,449	1,622
Equity in results of affiliates	97	157
Minority interests	22	17
Miscellaneous, net	(944)	(390)

	(1,983)	(3,437)

Income Before Income Taxes	52,716	43,182

Provision for Income Taxes	15,815	13,602

Net Income	$36,901	$29,580

Net Income Per Common Share:
Basic	$.54	$.43

Diluted	$.52	$.41

Average Number of Shares Outstanding:
Basic	68,168	69,188
Diluted	71,072	71,824

Dividends Per Common Share	$.13	$.11

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2008	2007
Assets

Current Assets:
Cash and equivalents	$335,216	$313,739
Accounts and notes receivable, less allowance for doubtful accounts of $11,705 in 2008 and $11,139 in 2007	419,546	360,736
Inventories, net	293,587	272,556
Prepayments and other	66,636	56,414

	1,114,985	1,003,445

Property, Plant and Equipment:
Buildings and improvements	285,580	264,535
Machinery and equipment	1,524,350	1,408,761

	1,809,930	1,673,296
Less: Accumulated depreciation	(1,118,716)	(1,033,544)

	691,214	639,752
Land	18,066	16,756

	709,280	656,508

Other Assets:
Investments in affiliates	4,323	4,085
Goodwill	236,023	222,668
Intangible assets, net	17,984	17,814
Miscellaneous	8,275	7,430

	266,605	251,997

Total Assets	$2,090,870	$1,911,950

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2008	2007
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$218,790	$190,176
Current maturities of long-term obligations	25,724	25,983
Accounts payable and accrued liabilities	378,123	349,030

	622,637	565,189

Long-Term Obligations	147,268	146,711

Deferred Liabilities and Other:
Deferred income taxes	29,831	28,613
Retirement and deferred compensation plans	47,261	42,787
Deferred and other non-current liabilities	8,446	9,079
Commitments and contingencies	—	—
Minority interests	736	553

	86,274	81,032

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	796	794
Capital in excess of par value	240,155	229,022
Retained earnings	978,603	950,566
Accumulated other comprehensive income	307,110	214,294
Less treasury stock at cost, 11.6 and 11.2 million shares as of March 31, 2008 and December 31, 2007, respectively	(291,973)	(275,658)

	1,234,691	1,119,018

Total Liabilities and Stockholders’ Equity	$2,090,870	$1,911,950

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Three Months Ended March 31,	2008	2007

Cash Flows From Operating Activities:
Net income	$36,901	$29,580
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	31,727	28,163
Amortization	1,228	1,074
Stock option based compensation	7,167	8,708
Provision for bad debts	186	577
Minority interests	(22)	(17)
Deferred income taxes	(3,115)	(3,426)
Retirement and deferred compensation plans	(2,674)	(350)
Equity in results of affiliates in excess of cash distributions received	100	(157)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(29,988)	(37,456)
Inventories	(4,604)	(14,565)
Prepaid and other current assets	(3,195)	(3,752)
Accounts payable and accrued liabilities	1,881	25,072
Income taxes payable	5,521	1,585
Other changes, net	(2,135)	(857)

Net Cash Provided by Operations	38,978	34,179

Cash Flows From Investing Activities:
Capital expenditures	(41,940)	(25,900)
Disposition of property and equipment	278	630
Intangible assets acquired	(410)	(46)
Acquisition of business net of cash acquired	(4,086)	(5,151)
Collection of notes receivable, net	151	56

Net Cash Used by Investing Activities	(46,007)	(30,411)

Cash Flows From Financing Activities:
Proceeds from notes payable	28,055	17,373
Proceeds from long-term obligations	—	—
Repayments of long-term obligations	(721)	(757)
Dividends paid	(8,864)	(7,604)
Proceeds from stock options exercises	2,888	6,340
Purchase of treasury stock	(16,583)	(11,936)
Excess tax benefit from exercise of stock options	992	1,463

Net Cash Provided by Financing Activities	5,767	4,879

Effect of Exchange Rate Changes on Cash	22,739	2,024

Net Increase in Cash and Equivalents	21,477	10,671
Cash and Equivalents at Beginning of Period	313,739	170,576

Cash and Equivalents at End of Period	$335,216	$181,247

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
     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
     In May 2007, the Company effected a two-for-one stock split. Previously reported information has been restated to reflect the stock split.
NOTE 2 — INVENTORIES
At March 31, 2008 and December 31, 2007, approximately 21% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component, consisted of:

	March 31,	December 31,
	2008	2007

Raw materials	$110,287	$101,993
Work-in-process	69,682	59,894
Finished goods	119,714	115,774

Total	299,683	277,661
Less LIFO Reserve	(6,096)	(5,105)

Total	$293,587	$272,556

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2007 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2007	$25,413	$158,537	$38,718	$222,668
Acquisitions (See Note 11)	3,678	—	—	3,678
Foreign currency exchange effects	1,919	6,034	1,724	9,677

Balance as of March 31, 2008	$31,010	$164,571	$40,442	$236,023

The table below shows a summary of intangible assets as of March 31, 2008 and December 31, 2007.

		March 31, 2008			December 31, 2007
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$20,823	$(13,631)	$7,192	$19,194	$(12,230)	$6,964
License agreements and other	8	25,022	(14,230)	10,792	23,557	(12,707)	10,850

Total intangible assets	11	$45,845	$(27,861)	$17,984	$42,751	$(24,937)	$17,814

     Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2008 and 2007 was $1,228 and $1,074, respectively.
     Future estimated amortization expense for the years ending December 31 is as follows:

2008	$5,025
2009	4,268
2010	3,728
2011	2,230
2012	1,169
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2008.
NOTE 4 COMPREHENSIVE INCOME
AptarGroup’s total comprehensive income was as follows:

Three Months Ended March 31,	2008	2007

Net income	$36,901	$29,580
Add: Foreign currency translation adjustments	92,551	10,842
Net gain on derivatives (net of tax)	116	4
Pension liability adjustment (net of tax)	149	97

Total comprehensive income	$129,717	$40,523

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended March 31,

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Service cost	$968	$977	$419	$383
Interest cost	864	738	555	403
Expected return on plan assets	(777)	(687)	(212)	(172)
Amortization of net loss	6	19	191	58
Amortization of prior service cost	1	1	20	83

Net periodic benefit cost	$1,062	$1,048	$973	$755

EMPLOYER CONTRIBUTIONS
In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $4.5 million to its domestic defined benefit plans in 2008 and has not yet made any such contributions as of March 31, 2008. At its discretion, the Company anticipates that it will make contributions over the next several years to certain of its German pension plans that have not been funded in the past. Accordingly, the Company expects to contribute approximately $8.0 million to its foreign defined benefit plans in 2008 and as of March 31, 2008, has contributed approximately $0.2 million.
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
     As of March 31, 2008, the Company has recorded the fair value of derivative instruments of $1.4 million in other non-current assets with a corresponding increase to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $20 million. No gain or loss was recorded in the income statement in 2008 or 2007 as any hedge ineffectiveness for the periods was immaterial.
CASH FLOW HEDGES
As of March 31, 2008, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($3.1 million) as of March 31, 2008. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.3 million) as of March 31, 2007.
     During the three months ended March 31, 2008, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately four years (March 2012).
HEDGE OF NET INVESTMENTS IN FOREIGN OPERATIONS
A significant number of the Company’s operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company’s foreign entities. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on the Company’s financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect. The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise use derivative financial instruments to manage this risk. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.
OTHER
As of March 31, 2008, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.2 million in prepayments and other and $1.4 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2008 had an aggregate contract amount of $127.9 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2008.
NOTE 8 — STOCK REPURCHASE PROGRAM
During the quarter ended March 31, 2008, the Company repurchased 450 thousand shares for an aggregate amount of $16.6 million. As of March 31, 2008, the Company has a remaining authorization to repurchase 1.5 million additional shares. The timing of and total amount expended for the share repurchase depends upon market conditions. There is no time limit on the repurchase authorization.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consisted of 99 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	March 31, 2008		March 31, 2007
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$36,901	$36,901	$29,580	$29,580

Average equivalent shares
Shares of common stock	68,168	68,168	69,188	69,188
Effect of dilutive stock based compensation
Stock options	2,897	—	2,634	—
Restricted stock	7	—	2	—

Total average equivalent shares	71,072	68,168	71,824	69,188

Net income per share	$.52	$.54	$.41	$.43

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
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”).

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2008	2007

Total Revenue:
Beauty & Home	$288,177	$244,396
Closures	134,570	120,461
Pharma	114,395	87,944
Other	81	316

Total Revenue	$537,223	$453,117

Less: Intersegment Sales:
Beauty & Home	$4,414	$2,438
Closures	294	480
Pharma	180	43
Other	77	315

Total Intersegment Sales	$4,965	$3,276

Net Sales:
Beauty & Home	$283,763	$241,958
Closures	134,276	119,981
Pharma	114,215	87,901
Other	4	1

Net Sales	$532,258	$449,841

Segment Income:
Beauty & Home	$29,360	$26,132
Closures	11,222	13,981
Pharma	29,916	22,682
Corporate & Other	(16,624)	(16,392)

Income before interest and taxes	$53,874	$46,403
Interest expense, net	(1,158)	(3,221)

Income before income taxes	$52,716	$43,182

NOTE 11 — ACQUISITIONS
At the end of March 2008, the Company acquired 70% of the outstanding shares of Next Breath LLC (“Next Breath”) for approximately $4.1 million in cash. No debt was assumed in the transaction. Next Breath, located in Baltimore, Maryland, is a contract service organization specializing in analytical testing of nasal and inhalation products on behalf of pharmaceutical, biotech, drug delivery and device companies. Next Breath’s annual sales are approximately $2.0 million. The excess purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Preliminary goodwill of approximately $3.7 million was recorded on the transaction. As Next Breath was acquired at the end of March, there are no results of operations included in the condensed consolidated statement of income. Next Breath will be included in the Pharma reporting segment.
NOTE 12 — STOCK-BASED COMPENSATION
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
     Compensation expense recorded attributable to stock options for the first quarter of 2008 was approximately $7.2 million ($5.2 million after tax), or $0.08 per share basic and $0.07 per share diluted. Approximately $6.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first quarter of 2007 was approximately $8.7 million ($6.1 million after tax), or $0.09 per share basic and $0.08 per share diluted. The income tax benefit related to this compensation expense was approximately $2.6 million. Approximately $8.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.02 and $9.32 per share in 2008 and 2007, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2008	2007

Dividend Yield	1.4%	1.4%
Expected Stock Price Volatility	22.4%	24.6%
Risk-free Interest Rate	3.7%	4.8%
Expected Life of Option (years)	6.9	7.0
There were no grants under the Director Stock Option Plan during the first quarters of 2008 and 2007.
A summary of option activity under the Company’s stock option plans as of March 31, 2008, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2008	7,405,338	$21.34	153,000	$22.70
Granted	1,252,000	37.52	—	--
Exercised	(206,678)	12.91	—	--
Forfeited or expired	(12,932)	33.83	—	--

Outstanding at March 31, 2008	8,437,728	$23.93	153,000	$22.70

Exercisable at March 31, 2008	5,969,860	$19.98	125,000	$21.99

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2008	6.6		5.8
Exercisable at March 31, 2008	5.5		5.5

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2008	$126,366		$2,483
Exercisable at March 31, 2008	$113,141		$2,118

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2008	$5,360		$—
March 31, 2007	$7,539		$640
     The fair value of shares vested during the three months ended March 31, 2008 and 2007 was $10.0 million and $6.3 million, respectively. Cash received from option exercises was approximately $2.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $1.3 million in the three months ended March 31, 2008. As of March 31, 2008, the remaining valuation of stock option awards to be expensed in future periods was $10.2 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.
     The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of March 31, 2008, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2008	21,098	$29.36
Granted	9,824	34.44
Vested	(9,183)	28.48

Nonvested at March 31, 2008	21,739	$32.03

     Compensation expense recorded attributable to restricted stock unit grants for the first quarter of 2008 and 2007 was approximately $0.4 million and $0.7 million, respectively. The fair value of units vested during the three months ended March 31, 2008 and 2007 was $262 and $212, respectively. The intrinsic value of units vested during the three months ended March 31, 2008 and 2007 was $324 and $290, respectively. As of March 31, 2008 there was $56.3 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.5 years.
NOTE 13 — INCOME TAX UNCERTAINTIES
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.6 million increase in the liability for income tax uncertainties. This increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings, as required by FIN 48. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. The total amount of accrued interest and penalties as of March 31, 2008 was $1.2 million.
     The Company has approximately $6.5 million recorded for income tax uncertainties as of March 31, 2008 and December 31, 2007. The amount, if recognized, that would impact the effective tax rate is $6.0 million. The Company anticipates that $0.7 million of the income tax uncertainties amount will be resolved with the settlement of income tax audits over the next 12 months.
NOTE 14 — FAIR VALUE
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These nonfinancial assets and liabilities include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. We partially adopted SFAS No. 157 as it relates to financial assets and liabilities at the beginning of our 2008 fiscal year and our adoption did not have a material impact on our financial statements.
     The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of March 31, 2008, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3

Assets
Interest rate swap (a)	$1,357	$—	$1,357	—
Forward exchange contracts (b)	1,229	—	1,229	—

Total assets at fair value	$2,586	$—	$2,586	$—

Liabilities
Forward exchange contracts (b)	$1,385	$—	$1,385	—

Total liabilities at fair value	$1,385	$—	$1,385	$—

(a)	Based on third party quotation from financial institution

(b)	Based on observable market transactions of spot and forward rates
NOTE 15 — SUBSEQUENT EVENT
In April 2008, the Company acquired the equipment, inventory and intellectual property of CCL Industries’ Bag-on-Valve business (“CCLBOV”) for approximately $9.3 million in cash. No debt was assumed in the transaction. CCLBOV’s annual revenues are approximately $9.0 million. CCLBOV is located in Canada but it is expected that the assets purchased will be transferred to existing AptarGroup facilities in the U.S. before the end of the second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Quarter Ended March 31,	2008	2007

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	68.1	66.7
Selling, research & development and administration	15.4	16.4
Depreciation and amortization	6.2	6.5

Operating Income	10.3	10.4
Other income (expense)	(.4)	(.8)

Income before income taxes	9.9	9.6

Net income	6.9%	6.6%

Effective Tax Rate	30.0%	31.5%

NET SALES
We reported record net sales of $532.3 million for the quarter ended March 31, 2008, or 18% above first quarter 2007 net sales of $449.8 million. The average U.S. dollar exchange rate weakened compared to the Euro (our primary foreign currency exposure) in the first quarter of 2008 compared to the first quarter of 2007, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 10% of the 18% sales growth. Increases in sales of custom tooling accounted for another 1% of the 18% sales growth. The remaining 7% of sales growth was driven by increased demand for our dispensing solutions.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2008	% of Total	2007	% of Total

Domestic	$131,259	25%	$122,626	27%
Europe	341,566	64%	279,849	62%
Other Foreign	59,433	11%	47,366	11%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased to 68.1% in the first quarter of 2008 compared to 66.7% in the same period a year ago.
The following factors negatively impacted our cost of sales percentage in the first quarter of 2008:
Rising Raw Material Costs. Raw material costs, in particular plastic resin in the U.S., continued to increase in the first quarter of 2008 over 2007. While we attempt to pass these rising raw material costs along in our selling prices, we experienced the usual lag in the timing of passing on these cost increases.
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
Underutilized Overhead Costs in Certain Operations. Certain of our business operations in the Closures business segment saw a decrease in unit volumes produced and sold and as a result of the lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.
Increased Sales of Custom Tooling. We had a $7.2 million increase in sales of custom tooling in the first quarter of 2008 compared to the prior year first quarter. Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

The following factors positively impacted our cost of sales percentage and partially offset the negative factors mentioned above in the first quarter of 2008:
Improved Product Mix. Sales to the pharmaceutical market in the first quarter of 2008 increased 30% compared to the prior year first quarter and therefore positively impacted or lowered our cost of sales as a percentage of net sales as margins on our pharmaceutical products typically are higher than the overall company average.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $8.1 million in the first quarter of 2008 compared to the same period a year ago. Changes in currency rates accounted for $6.4 million of the increase in SG&A in the quarter and higher research and development costs accounted for another $1.1 million. Offsetting these increases in costs was a reduction in stock option expense in the quarter of approximately $1.5 million. The remainder of the increase is primarily due to normal inflationary cost increases. SG&A as a percentage of net sales decreased to 15.4% compared to 16.4% of net sales in the same period of the prior year.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $3.7 million in the first quarter of 2008 to $32.9 million compared to $29.2 million in the first quarter of 2007. Changes in foreign currency rates accounted for nearly all or $3.1 million of the increase. Depreciation and amortization as a percentage of net sales decreased to 6.2% compared to 6.5% of net sales in the same period of the prior year.
OPERATING INCOME
Operating income increased approximately $8.1 million in the first quarter of 2008 to $54.7 million compared to $46.6 million in the same period in the prior year. The increase is primarily due to the increase in sales of our products by the Pharma and Beauty & Home segments mentioned above and the continued strength of the Euro compared to the U.S. dollar which is having a positive impact on the translation of our results in U.S. dollars. This was partially offset by rising costs and the underutilized overhead costs in the Closures segment mentioned above. Operating income as a percentage of net sales decreased slightly to 10.3% in the first quarter 2008 compared to 10.4% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the first quarter of 2008 decreased to $2.0 million in the first quarter compared to $3.4 million in the first quarter of the prior year. Increased interest income of $1.8 million due primarily to higher average cash balances in Europe was offset partially by increased losses on foreign currency transactions of $0.5 million.
EFFECTIVE TAX RATE
The reported effective tax rate decreased to 30.0% for the three months ended March 31, 2008 compared to 31.5% in the first quarter of 2007 due primarily to a reduction of the German and Italian statutory tax rates effective in 2008 as well as higher research and development credits expected to be received in France in 2008.
NET INCOME
We reported net income of $36.9 million in the first quarter of 2008 compared to $29.6 million in the first quarter of 2007.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

Three Months Ended March 31,	2008	2007

Net Sales	$283,763	$241,958
Segment Income (1)	29,360	26,132
Segment Income as a percentage of Net Sales	10.3%	10.8%

(1) Segment income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended March 31, 2008 increased 17% to $283.8 million compared to $242.0 million in the first quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented 10% of the 17% increase. Sales excluding foreign currency changes to the personal care market increased approximately 6% in the first quarter of 2008 compared to the same period in the prior year as demand for our spray pumps in both Europe and North America helped to drive the growth. Increased sales of our Bag-on-Valves and locking actuators increased in the quarter helping to offset otherwise soft sales of standard aerosol valves. Sales of our products, excluding foreign currency changes to the fragrance/cosmetic market increased 7% in the first quarter of 2008 compared to the first quarter of the prior year. Continued strong growth in developing markets as well as strong demand for our sampling systems and our decorative accessories (varnishing and vacuum metallization) helped compensate for relatively modest pump demand in Western Europe and North America. Sales excluding foreign currency changes to the household market increased 6% in the first quarter of 2008 compared to the first quarter of the prior year primarily due to increased demand of our metered valve products which are used primarily for air scenting and room fresheners.
     Segment income in the first quarter of 2008 increased approximately 12% to $29.4 million compared to $26.1 million reported in the same period in the prior year. The increase in segment income in the first quarter is due primarily to the increase in sales volumes mentioned above and the changes in currency rates, both of which helped offset rising raw material costs in the quarter.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are generally sold to the personal care, household and food/beverage markets.

Three Months Ended March 31,	2008	2007

Net Sales	$134,276	$119,981
Segment Income	11,222	13,981
Segment Income as a percentage of Net Sales	8.4%	11.7%
     Net sales for the quarter ended March 31, 2008 increased 12% to $134.3 million compared to $120.0 million in the first quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented 8% of the 12% increase. Increased sales of custom tooling represented the remaining 4% of sales growth. Product sales excluding foreign currency changes to both the personal care and household market decreased approximately 4% in the first quarter of 2008 compared to the same period in the prior year, due primarily to weaker demand. The weaker demand can be attributed to some of our customers experiencing soft demand. Partially offsetting these decreases was an increase in sales of our products to the food/beverage market of 30%, of which 19% related to increases in custom tooling sales in the quarter.
     Segment income in the first quarter of 2008 decreased approximately 20% to $11.2 million compared to $14.0 million reported in the same period in the prior year. The decrease in segment income is primarily due to the normal delay in passing on increased resin costs to our customers and the lower product sales to the personal care and household markets which led to underutilized fixed overheads at certain locations.
PHARMA SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

Three Months Ended March 31,	2008	2007

Net Sales	$114,215	$87,901
Segment Income	29,916	22,682
Segment Income as a percentage of Net Sales	26.2%	25.8%
     Net sales for the Pharma segment grew by 30% in the first quarter of 2008 to $114.2 million compared to $87.9 million in the first quarter of 2007. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented 14% of the 30% increase. The remaining 16% increase is primarily due to strong sales of our nasal spray pumps primarily for allergy related products. The strength of sales of our nasal spray pumps was relatively broad based across most of the customers and geographic markets we serve. The strength of our nasal spray pumps helped to offset a decrease in sales of our metered dose inhaler valves which were negatively impacted by our production capacity constraints and limited availability of certain metal components.

     Segment income in the first quarter of 2008 increased approximately 32% to $29.9 million compared to $22.7 million reported in the same period in the prior year. The improvement in profitability is primarily due to the increase in sales of our nasal spray pumps mentioned above.
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
     Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2008 compared to the prior year is as follows:

	2008	2007
First Quarter	7.2	8.7
Second Quarter	1.4	2.1
Third Quarter	1.3	1.6
Fourth Quarter	1.3	1.6
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $335.2 million at the end of March 2008 from $313.7 million at December 31, 2007. Total short and long-term interest bearing debt increased in the first quarter of 2008 to $391.8 million from $362.9 million at December 31, 2007. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) remained unchanged at the end of the quarter compared to year end at 4%.
     In the first quarter of 2008, our operations provided approximately $39.0 million in cash flow compared to $34.2 million for the same period a year ago. The increase in cash flow is primarily attributable to an increase in earnings before depreciation, amortization partially offset by an increase in working capital needs to support the growth in the business and a reduction in non-cash stock option expense. During the first quarter of 2008, we utilized the majority of the operating cash flows to finance capital expenditures.
     We used $46.0 million in cash for investing activities during the first quarter of 2008, compared to $30.4 million during the same period a year ago. The increase in cash used for investing activities is due primarily to $16.0 million more spent on capital expenditures in the first quarter of 2008 compared to the first quarter of 2007. The increase in capital expenditures is primarily related to the timing of payments for the expansion of a facility in France for our Pharma segment, investment in a new worldwide ERP system, and investments related to capacity increases for certain of our product lines. In addition, the stronger Euro compared to the dollar in 2008 is also impacting the year over year comparison of capital expenditures. Cash outlays for capital expenditures for 2008 are estimated to be approximately $170.0 million but could vary due to changes in currency rates.
     We received approximately $5.8 million in cash provided by financing activities in the first quarter of 2008 compared to $4.9 million in the first quarter of the prior year. The increase in cash provided from financing activities is due primarily to an increase of approximately $11.0 million in short term borrowings which was used primarily to finance an increase in repurchases of our common stock and dividends paid to shareholders.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2008
Debt to total capital ratio	Maximum of 55%	24%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.1 billion before the 55% requirement was exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $335 million in cash and equivalents is located outside of the U.S. In 2007, we decided we would repatriate, in 2008, a portion (approximately $12 million) of non-U.S. subsidiary current year earnings. In 2008, we have revised the amount and we now expect to repatriate approximately $60 million before the end of the second quarter. All taxes related to the repatriation have already been accrued for.
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
     On April 16, 2008, the Board of Directors declared a quarterly dividend of $0.13 per share payable on May 21, 2008 to stockholders of record as of April 30, 2008.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company currently has immaterial noncontrolling interests in two subsidiaries. The Company does not believe that the adoption of SFAS No. 160 will materially impact the presentation of the financial results of the Company.
OUTLOOK
While there is some uncertainty about the near term performance of the U.S. economy, the breadth of our geographical presence allows us to take advantage of higher growth rates in developing markets. We are experiencing a decrease in incoming orders for our pumps to be sold to the fragrance/cosmetic market in the U.S. and in Europe, but our existing order book in these regions remains at a strong level. Incoming orders for delivery to developing markets remain strong and demand for our decorating capabilities (varnishing and vacuum metallization) used on fragrance/cosmetics packaging also remains at high levels. Sales in all three of our business segments are expected to increase in the second quarter compared to the prior year. As a result, our outlook for the coming quarter is positive as we expect demand for our innovative dispensing systems to grow and sales to increase over the prior year.
     Raw material costs are expected to continue to rise in the second quarter compared to the prior year, in particular the cost of plastic resin. We will continue to mitigate the rising cost of doing business by increasing selling prices where possible, but if raw material costs increase more than we are able to pass on to customers, our results could be negatively impacted.
     We anticipate that diluted earnings per share for the second quarter of 2008 will be in the range of $0.60 to $0.63 per share compared to $0.52 per share in the prior year.

FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	the cost of materials (particularly resin and nickel based components);
•	the availability of raw materials and components (particularly from sole sourced suppliers);
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition and technological change;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	significant fluctuations in currency exchange rates;
•	economic and market conditions worldwide;
•	changes in customer and or consumer spending levels;
•	work stoppages due to labor disputes;
•	the demand for existing and new products;
•	changes in worldwide tax rates;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	significant product liability claims;
•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations; and
•	other risks associated with our operations.
     Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For additional risk factors affecting AptarGroup stock and AptarGroup’s operations or operating results, refer to Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

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
     The table below provides information as of March 31, 2008 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2009 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Swiss Franc/Euro	$39,332	.6229
Euro/U.S. Dollar	38,371	1.5015
Canadian Dollar/Euro	13,767	.6957
Euro/Brazilan Real	8,420	4.4432
Czech Koruna/Euro	7,894	.0391
Euro/ Canadian Dollar	5,933	1.5965
Euro/ British Pound	3,907	.7636
U.S. Dollar/Swiss Franc	3,510	.6346
U.S. Dollar/Columbian Peso	1,754	2057.2400
Euro/Swiss Franc	1,368	1.6102
Other	3,626

Total	$127,882

     As of March 31, 2008, we have recorded the fair value of foreign currency forward exchange contracts of $1.2 million in prepayments and other and $1.4 million in deferred and other non-current liabilities in the balance sheet.
     At March 31, 2008, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $20 million which requires us to pay an average variable interest rate (which was 4.8% at March 31, 2008) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.2 million assuming a tax rate of 30%. As of March 31, 2008, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.4 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2008 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2008 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended March 31, 2008, the FCP Aptar Savings Plan (the “Plan”) purchased 2,357 shares of our common stock on behalf of the participants at an average price of $36.34 per share, for an aggregate amount of $85.7 thousand and sold 167 shares of our Common Stock on behalf of the participants at an average price of $35.90 per share, for an aggregate amount of $6.0 thousand. At March 31, 2008, the Plan owns 17,384 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2008:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

1/1 – 1/31/08	30,000	$39.63	30,000	1,962,800
2/1 – 2/29/08	90,000	38.58	90,000	1,872,800
3/1 – 3/31/08	330,400	36.08	330,400	1,542,400

Total	450,400	$36.82	450,400	1,542,400
     The Company announced the existing repurchase program on July 19, 2006. This program provides for the repurchase of up to four million shares of our common stock. There is no expiration date for this repurchase program.
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
Stephen J. Hagge
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 28, 2008

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