Form 10-Q
period 2008-06-30
APTARGROUP INC
filed 2008-08-01
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 24, 2008).
Common Stock                      67,862,004

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2008
INDEX

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income — Three and Six Months Ended June 30, 2008 and 2007	1

	Condensed Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signature	25
EX-4.1
EX-4.2
EX-4.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$551,319	$472,876	$1,083,577	$922,717

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	372,908	318,595	735,688	618,855
Selling, research & development and administrative	78,819	65,805	160,643	139,530
Depreciation and amortization	34,372	30,944	67,327	60,181

	486,099	415,344	963,658	818,566

Operating Income	65,220	57,532	119,919	104,151

Other Income (Expense):
Interest expense	(4,336)	(4,612)	(8,943)	(9,455)
Interest income	3,410	1,756	6,859	3,378
Equity in results of affiliates	126	111	223	268
Minority interests	(3)	1	19	18
Miscellaneous, net	259	(820)	(685)	(1,210)

	(544)	(3,564)	(2,527)	(7,001)

Income Before Income Taxes	64,676	53,968	117,392	97,150

Provision for Income Taxes	19,403	17,000	35,218	30,602

Net Income	$45,273	$36,968	$82,174	$66,548

Net Income Per Common Share:
Basic	$0.67	$0.54	$1.21	$0.96

Diluted	$0.64	$0.52	$1.16	$0.93

Average Number of Shares Outstanding:
Basic	68,038	69,037	68,103	69,113
Diluted	70,563	71,443	71,032	71,886

Dividends Declared Per Common Share	$0.13	$0.13	$0.26	$0.24

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2008	2007
Assets

Current Assets:
Cash and equivalents	$296,629	$313,739
Accounts and notes receivable, less allowance for doubtful accounts of $12,873 in 2008 and $11,139 in 2007	435,056	360,736
Inventories, net	298,861	272,556
Prepaid expenses and other current assets	64,907	56,414

	1,095,453	1,003,445

Property, Plant and Equipment:
Buildings and improvements	288,895	264,535
Machinery and equipment	1,555,782	1,408,761

	1,844,677	1,673,296
Less: Accumulated depreciation	(1,132,881)	(1,033,544)

	711,796	639,752
Land	17,986	16,756

	729,782	656,508

Other Assets:
Investments in affiliates	4,439	4,085
Goodwill	239,283	222,668
Intangible assets, net	17,192	17,814
Other non-current assets	8,137	7,430

	269,051	251,997

Total Assets	$2,094,286	$1,911,950

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2008	2007
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$220,192	$190,176
Current maturities of long-term obligations	25,452	25,983
Accounts payable and accrued liabilities	374,265	349,030

	619,909	565,189

Long-Term Obligations	125,167	146,711

Deferred Liabilities and Other:
Deferred income taxes	28,963	28,613
Retirement and deferred compensation plans	47,848	42,787
Deferred and other non-current liabilities	9,552	9,079
Commitments and contingencies	—	—
Minority interests	743	553

	87,106	81,032

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	799	794
Capital in excess of par value	250,301	229,022
Retained earnings	1,015,023	950,566
Accumulated other comprehensive income	306,707	214,294
Less treasury stock at cost, 12.0 and 11.2 million shares as of June 30, 2008 and December 31, 2007, respectively	(310,726)	(275,658)

	1,262,104	1,119,018

Total Liabilities and Stockholders’ Equity	$2,094,286	$1,911,950

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Six Months Ended June 30,	2008	2007

Cash Flows From Operating Activities:
Net income	$82,174	$66,548
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	64,832	57,993
Amortization	2,495	2,188
Stock option based compensation	8,568	10,840
Provision for bad debts	1,348	621
Labor redeployment	—	(233)
Minority interests	(19)	(18)
Deferred income taxes	(4,219)	(5,168)
Retirement and deferred compensation plans	(710)	2,380
Equity in results of affiliates in excess of cash distributions received	(26)	(268)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(45,758)	(49,955)
Inventories	(8,260)	(26,096)
Prepaid and other current assets	(2,088)	(5,335)
Accounts payable and accrued liabilities	276	32,916
Income taxes payable	(5,336)	7,296
Other changes, net	4,976	(1,470)

Net Cash Provided by Operations	98,253	92,239

Cash Flows From Investing Activities:
Capital expenditures	(90,431)	(56,198)
Disposition of property and equipment	658	813
Intangible assets acquired	(443)	(506)
Acquisition of businesses	(13,166)	(5,151)
Collection of notes receivable, net	131	93

Net Cash Used by Investing Activities	(103,251)	(60,949)

Cash Flows From Financing Activities:
Proceeds from notes payable	29,336	51,478
Repayments of long-term obligations	(22,712)	(23,000)
Dividends paid	(17,718)	(16,603)
Proceeds from stock options exercises	10,602	10,919
Purchase of treasury stock	(36,875)	(37,122)
Excess tax benefit from exercise of stock options	3,559	2,774

Net Cash Used by Financing Activities	(33,808)	(11,554)

Effect of Exchange Rate Changes on Cash	21,696	4,911

Net (Decrease)/Increase in Cash and Equivalents	(17,110)	24,647
Cash and Equivalents at Beginning of Period	313,739	170,576

Cash and Equivalents at End of Period	$296,629	$195,223

See accompanying unaudited notes to condensed consolidated financial statements.

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
NOTE 2 — INVENTORIES
At June 30, 2008 and December 31, 2007, approximately 20% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	June 30,	December 31,
	2008	2007

Raw materials	$110,299	$101,993
Work in progress	70,819	59,894
Finished goods	124,648	115,774

Total	305,766	277,661
Less LIFO Reserve	(6,905)	(5,105)

Total	$298,861	$272,556

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2007 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2007	$25,413	$158,537	$38,718	$222,668
Acquisitions (See Note 11)	3,714	3,381	—	7,095
Foreign currency exchange effects	1,850	5,855	1,815	9,520

Balance as of June 30, 2008	$30,977	$167,773	$40,533	$239,283

The table below shows a summary of intangible assets as of June 30, 2008 and December 31, 2007.

		June 30, 2008			December 31, 2007
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$20,743	$(13,973)	$6,770	$19,194	$(12,230)	$6,964
License agreements and other	7	25,518	(15,096)	10,422	23,557	(12,707)	10,850

Total intangible assets	10	$46,261	$(29,069)	$17,192	$42,751	$(24,937)	$17,814

     Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2008 and 2007 was $1,267 and $1,114, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2008 and June 30, 2007 was $2,495 and $2,188, respectively.
     Estimated amortization expense for the years ending December 31 is as follows:

2008	$5,097
2009	4,423
2010	3,883
2011	2,306
2012	1,166
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2008.
NOTE 4 — TOTAL COMPREHENSIVE INCOME
AptarGroup’s total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$45,273	$36,968	$82,174	$66,548
Add:Foreign currency translation adjustments	151	14,541	92,702	25,383
Net gain/loss on derivatives (net of tax)	(95)	(85)	21	(81)
Pension liability adjustment (net of tax)	169	(33)	318	64

Total comprehensive income	$45,498	$51,391	$175,215	$91,914

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended June 30,

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Service cost	$968	$947	$437	$385
Interest cost	864	772	578	416
Expected return on plan assets	(777)	(668)	(220)	(180)
Amortization of net loss	6	161	199	194
Amortization of prior service cost	1	1	21	(50)

Net periodic benefit cost	$1,062	$1,213	$1,015	$765

Six months ended June 30,

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Service cost	$1,936	$1,924	$856	$768
Interest cost	1,728	1,510	1,133	819
Expected return on plan assets	(1,554)	(1,355)	(432)	(352)
Amortization of net loss	12	180	390	252
Amortization of prior service cost	2	2	41	33

Net periodic benefit cost	$2,124	$2,261	$1,988	$1,520

EMPLOYER CONTRIBUTIONS
In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $4.5 million to its domestic defined benefit plans in 2008 and has contributed $1.0 million as of June 30, 2008. During the quarter ended June 30, 2008, the Company decided that it will make contributions in 2008 to certain of its European pension plans that have not been funded in the past. Accordingly, the Company expects to contribute approximately $22 million to its foreign defined benefit plans in 2008 and as of June 30, 2008, has contributed approximately $0.3 million.

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
     As of June 30, 2008, the Company recorded the fair value of derivative instrument of $0.9 million in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $15 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and six months ended June 30, 2008 or 2007 as any hedge ineffectiveness for the period was immaterial.
CASH FLOW HEDGES
As of June 30, 2008, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($3.4 million) as of June 30, 2008. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.5 million) as of June 30, 2007.
     During the six months ended June 30, 2008, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately four years (March 2012).
     The Company entered into two treasury rate locks to hedge the changes in cash flows of anticipated interest payments from changes in treasury rates prior to the issuance of new debt instruments. The Company accounts for the treasury rate locks as cash flow hedges. At June 30, 2008, $0.6 million is included in accounts payable and other accrued liabilities with the offset in accumulated other comprehensive loss which will be amortized into interest expense during the life of the new debt instruments (5 and 10 years) related to these treasury locks.
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
OTHER
As of June 30, 2008, the Company recorded the fair value of foreign currency forward exchange contracts of $1.4 million in accounts payable and accrued liabilities, $49 in prepayments and other and $2.4 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2008 had an aggregate contract amount of $148.5 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of June 30, 2008.
     The Company had a commitment at June 30, 2008 to purchase a building it was leasing. The cost of the building was approximately $9.5 million and will be accounted for as a capital expenditure in the quarter ending September 30, 2008.
NOTE 8 — STOCK REPURCHASE PROGRAM
During the quarter ended June 30, 2008, the Company repurchased 459 thousand shares for an aggregate amount of $20.3 million. As of June 30, 2008, the Company had outstanding authorizations to repurchase up to approximately 1.1 million shares. The timing of and total amount expended for the share repurchase depends upon market conditions.
     On July 17, 2008, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for this repurchase program.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2008		June 30, 2007
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$45,273	$45,273	$36,968	$36,968

Average equivalent shares
Shares of common stock	68,038	68,038	69,037	69,037
Effect of dilutive stock based compensation
Stock options	2,519	—	2,401	—
Restricted stock	6	—	5	—

Total average equivalent shares	70,563	68,038	71,443	69,037

Net income per share	$0.64	$0.67	$0.52	$0.54

	Six months ended
	June 30, 2008		June 30, 2007
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$82,174	$82,174	$66,548	$66,548

Average equivalent shares
Shares of common stock	68,103	68,103	69,113	69,113
Effect of dilutive stock based compensation
Stock options	2,920	—	2,764	—
Restricted stock	9	—	9	—

Total average equivalent shares	71,032	68,103	71,886	69,113

Net income per share	$1.16	$1.21	$0.93	$0.96

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Total Sales:
Beauty & Home	$291,591	$253,030	$579,768	$497,426
Closures	144,638	122,102	279,208	242,563
Pharma	118,306	101,275	232,701	189,219
Other	92	385	173	701

Total Sales	554,627	476,792	1,091,850	929,909

Less: Intersegment Sales:
Beauty & Home	$2,680	$2,844	$7,094	$5,282
Closures	393	570	687	1,050
Pharma	144	118	324	161
Other	91	384	168	699

Total Intersegment Sales	$3,308	$3,916	$8,273	$7,192

Net Sales:
Beauty & Home	$288,911	$250,186	$572,674	$492,144
Closures	144,245	121,532	278,521	241,513
Pharma	118,162	101,157	232,377	189,058
Other	1	1	5	2

Net Sales	$551,319	$472,876	$1,083,577	$922,717

Segment Income:
Beauty & Home	$26,843	$26,443	$56,203	$52,575
Closures	12,831	13,363	24,053	27,344
Pharma	34,951	26,356	64,867	49,038
Corporate Expenses & Other	(9,023)	(9,338)	(25,647)	(25,730)

Income before interest and taxes	$65,602	$56,824	$119,476	$103,227
Interest expense, net	(926)	(2,856)	(2,084)	(6,077)

Income before income taxes	$64,676	$53,968	$117,392	$97,150

NOTE 11 — ACQUISITIONS
At the end of March 2008, the Company acquired 70% of the outstanding shares of Next Breath LLC (“Next Breath”) for approximately $4.1 million in cash. No debt was assumed in the transaction. Next Breath, located in Baltimore, Maryland, is a contract service organization specializing in analytical testing of nasal and inhalation products on behalf of pharmaceutical, biotech, drug delivery and device companies. Next Breath’s annual sales are approximately $2.0 million. The excess purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.7 million was recorded on the transaction. Next Breath is included in the Pharma reporting segment.
     In April 2008, the Company acquired the equipment, inventory and intellectual property of CCL Industries’ Bag-on-Valve business (“CCLBOV”) for approximately $9.3 million in cash. No debt was assumed in the transaction. CCLBOV’s annual revenues are approximately $9.0 million. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $3.4 million was recorded on the transaction. CCLBOV is located in Canada but the assets purchased were transferred to existing AptarGroup facilities in the U.S. before the end of the second quarter. CCLBOV is included in the Beauty and Home reporting segment.
     Neither of these acquisitions had a material impact on the results of operations in 2008.
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

     Compensation expense recorded attributable to stock options for the first half of 2008 was approximately $8.6 million ($6.2 million after tax), or $0.09 per share (basic and diluted). Approximately $8.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first half of 2007 was approximately $10.8 million ($7.6 million after tax), or $0.11 per share (basic and diluted). Approximately $10.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.02 and $9.32 per share in 2008 and 2007, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2008	2007

Dividend Yield	1.4%	1.4%
Expected Stock Price Volatility	22.4%	24.6%
Risk-free Interest Rate	3.7%	4.8%
Expected Life of Option (years)	7.0	7.0
The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2008 was $12.08. There were no stock options granted under the Director Stock Option Plans in 2007. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2008	2007

Dividend Yield	1.3%	—
Expected Stock Price Volatility	22.3%	—
Risk-free Interest Rate	3.8%	—
Expected Life of Option (years)	7.0	—
A summary of option activity under the Company’s stock option plans as of June 30, 2008, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2008	7,405,338	$21.34	153,000	$22.70
Granted	1,252,000	37.52	4,000	44.16
Exercised	(641,270)	15.31	—	—
Forfeited or expired	(15,530)	32.87	—	—

Outstanding at June 30, 2008	8,000,538	$24.33	157,000	$23.25

Exercisable at June 30, 2008	5,537,269	$20.26	153,000	$22.70

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2008	6.5		5.6
Exercisable at June 30, 2008	5.4		5.6

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2008	$140,260		$2,945
Exercisable at June 30, 2008	$120,088		$2,945

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2008	$17,499		$—
June 30, 2007	$13,140		$1,024
     The fair value of shares vested during the six months ended June 30, 2008 and 2007 was $10.4 million and $9.5 million, respectively. Cash received from option exercises was approximately $10.6 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $4.7 million in the six months ended June 30, 2008. As of June 30, 2008, the remaining valuation of stock option awards to be expensed in future periods was $8.8 million and the related weighted-average period over which it is expected to be recognized is 1.3 years.
     The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of June 30, 2008, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2008	21,098	$29.36
Granted	9,824	34.44
Vested	(9,183)	28.48

Nonvested at June 30, 2008	21,739	$32.03

     Compensation expense recorded attributable to restricted stock unit grants for the first half of 2008 and 2007 was approximately $0.4 million. The fair value of units vested during the six months ended June 30, 2008 and 2007 was $262 and $212, respectively. The intrinsic value of units vested during the six months ended June 30, 2008 and 2007 was $324 and $290, respectively. As of June 30, 2008 there was $49 of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.4 years.
NOTE 13 — INCOME TAX UNCERTAINTIES
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.6 million increase in the liability for income tax uncertainties. This increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings, as required by FIN 48. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. The total amount of accrued interest and penalties as of June 30, 2008 was $1.2 million.
     The Company had approximately $7.0 and $6.5 million recorded for income tax uncertainties as of June 30, 2008 and December 31, 2007, respectively. The amount, if recognized, that would impact the effective tax rate is $6.0 million. The Company anticipates that $0.9 million of the income tax uncertainties amount will be resolved with the settlement of income tax audits over the next 12 months.
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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of June 30, 2008, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$891	$—	$891	—
Forward exchange contracts (b)	49	—	49	—

Total assets at fair value	$940	$—	$940	$—

Liabilities
Forward exchange contracts (b)	$3,796	$—	$3,796	—

Total liabilities at fair value	$3,796	$—	$3,796	$—

(a)	Based on third party quotation from financial institution and management’s evaluation of the quotation
(b)	Based on observable market transactions of spot and forward rates
NOTE 15 — SUBSEQUENT EVENTS
     The Company refinanced $100 million of existing short-term borrowings with long-term private placement debt on July 31, 2008.

     On July 17, 2008, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for this repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.7	67.4	67.9	67.1
Selling, research & development and administration	14.3	13.9	14.8	15.1
Depreciation and amortization	6.2	6.5	6.2	6.5

Operating Income	11.8	12.2	11.1	11.3
Other income (expense)	(0.1)	(0.8)	(0.3)	(0.8)

Income before income taxes	11.7	11.4	10.8	10.5

Net income	8.2%	7.8%	7.6%	7.2%

Effective Tax Rate	30.0%	31.5%	30.0%	31.5%

NET SALES
Net sales for the quarter and six months ended June 30, 2008 were a record $551.3 million and $1.1 billion, respectively, and represented an increase of 17% over the same periods a year ago. The average U.S. dollar exchange rate weakened compared to the Euro in 2008 compared to 2007, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 11% of the 17% sales growth for the quarter and 10% of the 17% sales growth for the six months ended June 30, 2008. Sales from acquired companies were immaterial for the quarter and six months ended June 30, 2008. The remaining 6% and 7% of sales growth for the three and six months ended June 30, 2008, respectively, was due primarily to increased demand for our innovative dispensing systems.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total

Domestic	$132,157	24%	$124,816	26%	$263,416	24%	$247,442	27%
Europe	353,653	64%	295,984	63%	695,219	64%	575,833	62%
Other Foreign	65,509	12%	52,076	11%	124,942	12%	99,442	11%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased to 67.7% in the second quarter of 2008 compared to 67.4% in the second quarter of 2007.
The following factors negatively impacted our cost of sales percentage in the second quarter of 2008:
Rising Input Costs. Input costs, in particular resin, utilities and transportation costs increased in the second quarter of 2008 over 2007, primarily in the U.S. While we attempt to pass these rising input costs along in our selling prices we experience the usual lag in the timing of passing on these cost increases.
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

Increased Sales of Custom Tooling. We had a $4.7 million increase in sales of custom tooling in the second quarter of 2008. Traditionally, sales of custom tooling generate lower margins than our regular product sales and, thus, an increase in sales of custom tooling negatively impacts cost of sales as a percentage of sales.
The following factors positively impacted our cost of sales percentage in the second quarter of 2008:
Improved Product Mix. Sales to the pharmaceutical market in the second quarter of 2008 increased 17% compared to the prior year second quarter and therefore positively impacted or lowered our cost of sales as a percentage of net sales as margins on our pharmaceutical products typically are higher than the overall company average.
Our cost of sales as a percent of net sales increased to 67.9% in the first half of 2008 compared to 67.1% in the first half of 2007. The increase is primarily due to the same factors mentioned above. Sales of custom tooling increased $11.9 million in the first six months of 2008 compared to the comparable period in 2007.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $13.0 million in the second quarter of 2008 compared to the same period a year ago. Changes in currency rates accounted for approximately $7.1 million of the increase in SG&A in the quarter. The remainder of the increase is due primarily to higher bad debt expense, higher professional fees related to several corporate initiatives and inflationary cost increases. SG&A as a percentage of net sales increased to 14.3% compared to 13.9% of net sales in the same period of the prior year primarily due to the higher bad debts and professional fees.
     SG&A increased by approximately $21.1 million in the first half of 2008 compared to the same period a year ago. Changes in currency rates accounted for approximately $13.5 million of the increase in SG&A in the first half. The remainder of the increase is due primarily to the reasons mentioned above as well as higher research and development costs in the first quarter. SG&A as a percentage of net sales decreased to 14.8% compared to 15.1% of net sales in the same period of the prior year primarily due to a reduction in stock option expense in the first half of 2008 of $2.2 million.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $3.3 million in the second quarter of 2008 to $34.4 million compared to $30.9 million in the second quarter of 2007. Changes in currency rates accounted for all of the increase in depreciation and amortization in the second quarter. Depreciation and amortization as a percentage of net sales decreased to 6.2% in the second quarter of 2008 compared to 6.5% for the same period a year ago.
     Depreciation and amortization increased approximately $7.1 million in the first half of 2008 to $67.3 million compared to $60.2 million in the first half of 2007. Changes in currency rates accounted for approximately $6.7 million of the increase in depreciation and amortization in the first half of 2008 compared to the prior year. Depreciation and amortization as a percentage of net sales decreased to 6.2% compared to 6.5% for the same period a year ago.
OPERATING INCOME
Operating income increased approximately $7.7 million in the second quarter of 2008 to $65.2 million compared to $57.5 million in the same period in the prior year. The increase is primarily due to the increase in sales of our products mentioned above and the continued strength of the Euro compared to the U.S. dollar which is having a positive impact on the translation of our results in U.S. dollars. This was partially offset by higher cost of goods sold and SG&A costs mentioned above. Operating income as a percentage of net sales decreased to 11.8% in the second quarter of 2008 compared to 12.2% for the same period in the prior year.
     Operating income increased approximately $15.8 million in the first half of 2008 to $119.9 million compared to $104.2 million in the same period in the prior year. The increase is primarily due to the increase in sales of our products mentioned above and the continued strength of the Euro compared to the U.S. dollar. This was partially offset by rising input costs. Operating income as a percentage of sales decreased to 11.1% in the first half of 2008 compared to 11.3% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the second quarter of 2008 decreased to $0.5 million from $3.6 million in the same period in the prior year primarily reflecting increased interest income of $1.7 million and a decrease in foreign currency losses of approximately $1.1 million. The increase in interest income is due primarily to higher average cash and equivalents balance.
     Net other expenses for the six months ended June 30, 2008 decreased to $2.5 million from $7.0 million in the same period in the prior year primarily reflecting increased interest income of $3.5 million and a decrease in foreign currency losses of approximately $0.6 million. The increase in interest income is due primarily to higher average cash and equivalents levels. In addition, interest expense decreased approximately $0.5 million in the first half of 2008 compared to the prior year primarily due to lower average interest rates.

EFFECTIVE TAX RATE
The reported effective tax rate decreased to 30% for the three and six months ended June 30, 2008 compared to 31.5% for the same periods of 2007 reflecting the reduction of the German and Italian statutory tax rates effective in 2008 as well as higher research and development credits expected to be received in France in 2008.
NET INCOME
We reported net income of $45.3 million and $82.2 million in the three and six months ended June 30, 2008, respectively, compared to $37.0 million and $66.5 million for the same periods in the prior year.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$288,911	$250,186	$572,674	$492,144
Segment Income (1)	26,843	26,443	56,203	52,575
Segment Income as a percentage of Net Sales	9.3%	10.6%	9.8%	10.7%

(1) Segment income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 10 — Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended June 30, 2008 increased 15% in the second quarter of 2008 to $288.9 million compared to $250.2 million in the second quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 11% of the 15% increase. Acquisitions were not material in the quarter. Sales excluding foreign currency changes to the personal care market increased approximately 3% in the second quarter of 2008 compared to the same period in the prior year. The general weak economic environment in the U.S. was the primary reason for the slowing growth in this market in the quarter. Sales of our products excluding foreign currency changes to the fragrance/cosmetic market increased 6% in the second quarter of 2008 compared to the second quarter of 2007. Demand for our innovative mini packaging products, airless dispensing systems and decorating accessories helped to offset weak demand in our traditional U.S. and Western Europe markets. General market demand in developing markets such as Latin America, Eastern Europe and Russia remained strong in the second quarter.
     Net sales for the first six months of 2008 increased 16% in the first six months of 2008 to $572.7 million compared to $492.1 million in the first six months of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 10% of the 16% increase in sales. Sales excluding foreign currency changes to the personal care market increased approximately 5% in the first half of 2008 compared to the first half of 2007. Sales of our products excluding foreign currency changes to the fragrance/cosmetic market increased more than 7% in the first half of 2008 compared to the first half of 2007.
     Segment income in the second quarter of 2008 increased approximately 2% to $26.8 million compared to $26.4 million reported in the same period in the prior year. Rising input costs primarily in the U.S. negatively impacted the segment income in the quarter. Offsetting this negative impact was the positive impact coming from the weakening U.S. dollar and the increased sales volumes mentioned above.
     Segment income in the first six months of 2008 increased approximately 7% to $56.2 million compared to $52.6 million reported in the same period in the prior year. The increase in segment income in the first half of 2008 was primarily due to the reasons mentioned above as well as a positive mix of products sold in the first quarter.

CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$144,245	$121,532	$278,521	$241,513
Segment Income	12,831	13,363	24,053	27,344
Segment Income as a percentage of Net Sales	8.9%	11.0%	8.6%	11.3%
     Net sales for the quarter ended June 30, 2008 increased approximately 19% in the second quarter of 2008 to $144.2 million compared to $121.5 million in the second quarter of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 9% of the 19% increase. Resin related price increases also positively contributed to the increase in sales. Sales excluding changes in foreign currency to the personal care market increased approximately 10% in the second quarter of 2008 compared to the same period in the prior year. Approximately 8% of the 10% increase in sales to this market was due to sales of custom tooling. Sales excluding changes in foreign currency to the food/beverage market increased 15% reflecting continued customer acceptance of dispensing closures for condiments and other food and beverage related products. Sales excluding changes in foreign currency to the household market decreased 15%. The primary reason for the decrease was due to lower sales in Europe related to laundry care products.
     Net sales for the first six months of 2008 increased approximately 15% in the first six months of 2008 to $278.5 million compared to $241.5 million in the first six months of the prior year. Once again, the weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 8% of the 15% increase. Resin related price increases also positively impacted the sales for the first half of the year. Sales excluding foreign currency changes to the personal care market increased approximately 3% in the first six months of 2008 compared to the same period in the prior year, primarily due to an increase in sales of custom tooling. Sales to the food/beverage market increased 22%, of which approximately 7% was due to higher sales of custom tooling. Sales to the household market decreased 10% due primarily to decreased sales in Europe of laundry care products.
     Segment income in the second quarter of 2008 decreased approximately 4% to $12.8 million compared to $13.4 million reported in the same period in the prior year. The decrease in segment income is primarily due to the normal lag between rising resin costs and our ability to pass these increased costs on to our customers. In addition, softer demand in certain markets led to underutilized capacity and fixed overhead costs.
     Segment income in the first six months of 2008 decreased approximately 12% to $24.1 million compared to $27.3 million reported in the same period of the prior year. The decrease in segment income is due primarily to the same reasons mentioned above.
PHARMA SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$118,162	$101,157	$232,377	$189,058
Segment Income	34,951	26,356	64,867	49,038
Segment Income as a percentage of Net Sales	29.6%	26.1%	27.9%	25.9%
     Our Net sales for the Pharma segment grew by 17% in the second quarter of 2008 to $118.2 million compared to $101.2 million in the second quarter of 2007. Changes in foreign currency rates positively impacted the sales growth and accounted for approximately 13% of the 17% sales growth. Sales of tooling to customers decreased in the second quarter of 2008 compared to the same period in the prior year and negatively impacted sales growth in the quarter by approximately 2%. The remainder of the increase in sales is due to increased sales of both our nasal spray pumps used primarily on allergy related products and metered dose inhaler valves used on asthma related products. The increased sales of metered dose inhaler valves also contributed to the sales growth.
     Our Net sales for the Pharma segment grew by 23% in the first six months of 2008 to $232.4 million compared to $189.1 million in the first six months of 2007. Changes in foreign currency rates positively impacted the sales growth by approximately 13% for the first half of 2008. The remaining 10% increase in sales was primarily due to the strong demand for our nasal spray pumps, primarily for allergy related products. Sales of our metered dose inhaler valves for the first half of the year were lower than the prior year primarily due to weak sales in the first quarter of this year.
     Segment income in the second quarter of 2008 increased approximately 33% to $35.0 million compared to $26.4 million reported in the same period in the prior year. The significant improvement in profitability is primarily due to the increase in product sales, more profitable mix of sales to customers and better utilization of fixed overheads due to the increased sales.
     Segment income in the first six months of 2008 increased approximately 32% to $64.9 million compared to $49.0 million reported in the same period in the prior year. The increase in profitability for the first six months is due to the same reasons mentioned above.

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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents decreased to $296.6 million from $313.7 million at December 31, 2007. Total short and long-term interest bearing debt increased slightly in the first six months of 2008 to $370.8 million from $362.9 million at December 31, 2007. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) increased slightly at the end of June 2008 to 6% compared to the prior year end of 4%.
     In the first six months of 2008, our operations provided approximately $98.3 million in cash flow compared to $92.2 million for the same period a year ago. The increase in cash flow is primarily attributable to an increase in earnings before depreciation partially offset by an increase in working capital needs to support the growth in the business. During the first six months of 2008, we utilized the majority of the operating cash flows to finance capital expenditures.
     We used $103.3 million in cash for investing activities during the first six months of 2008, compared to $60.9 million during the same period a year ago. The increase in cash used for investing activities is due primarily to $34.2 million more spent on capital expenditures in the first half of 2008 compared to the first half of 2007. The increase in capital expenditures is primarily related to the timing of payments for the expansion of a facility in France for our Pharma segment, investment in a new worldwide ERP system, and investments related to capacity increases for certain of our product lines. In addition, the stronger Euro compared to the dollar in 2008 is also impacting the year over year comparison of capital expenditures. Cash outlays for capital expenditures for 2008 are estimated to be approximately $180 million but could vary due to changes in currency rates. In addition, approximately $9.3 million in cash was used to acquire the bag-on-valve business of CCL Industries described in Note 11.
     We used approximately $33.8 million in cash from financing activities in the first half of 2008 compared to $11.6 million in the first half of the prior year. The increase in cash used from financing activities is due primarily to a decrease of approximately $22.1 million of proceeds from short term notes payable in the first half of 2008 compared to the prior year.
     Dividends of approximately $44.6 million were received from Europe in the quarter ended June 30, 2008, which helped reduce our need for additional short-term debt proceeds.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2008
Debt to total capital ratio	Maximum of 55%	23%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $1.2 billion before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $296.6 million in cash and equivalents is located outside of the U.S.

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
     We have refinanced $100 million of existing borrowings with private placement debt on July 31, 2008.
     We anticipate that we will contribute before the end of 2008, approximately $22 million to certain of our European pension plans that have not been funded in the past.
     On July 17, 2008, the Board of Directors declared an increase to the quarterly dividend from $0.13 per share to $0.15 per share payable on August 20, 2008 to stockholders of record as of July 30, 2008. In addition the Board authorized the repurchase of an additional 4 million shares of the Company’s common stock. There is no expiration for this repurchase program.
OFF-BALANCE SHEET ARRANGEMENTS
We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2055. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. We had an option on one building lease to purchase the building during or at the end of the term of the lease at approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. This lease had been accounted for as an operating lease. The Company exercised its option to purchase this building in July of 2008 and will account for this transaction as a capital expenditure in the quarter ending September 30, 2008. The cost of the building is approximately $9.5 million. Other than operating lease obligations, we do not have any off-balance sheet arrangements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the financial position, results of operations, or cash flows of the Company.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on the Financial Statements.

OUTLOOK
Due to the difficult economic environment in both the U.S. and Western Europe, we anticipate softer demand from the fragrance/cosmetic and personal care markets within the Beauty and Home segment in both of these geographic areas. Sales from the Pharma segment are expected to remain near the second quarter levels while sales from the Closures segment are expected to improve due to new customer product launches expected in the second half of the year.
     We anticipate that the increased profit margin in the Pharma segment experienced in the second quarter will return to more historic levels in the third quarter.
     Input costs are expected to continue to increase going into the third quarter. The cost of resin in the U.S. is expected to increase again in July from already historically high levels. Metal prices, particularly, tinplate and aluminum, are showing signs of increasing prices. Finally the cost to anodize our metal parts is increasing dramatically due to the increase in the market price of phosphoric acid (one of the chemicals used in the anodization process). Our ability to pass on these rising input costs to our customers within our normal delay will be an important factor in determining the third quarter results.
     We anticipate that diluted earnings per share for the third quarter of 2008 will be in the range of $0.55 to $0.58 per share, compared to $0.56 per share in the prior year, which included a positive impact of $0.03 per share related to a reduction in net deferred tax liabilities stemming from a change in the German tax law.
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);

•	the availability of raw materials and components (particularly from sole sourced suppliers);

•	our ability to increase prices;

•	our ability to contain costs and improve productivity;

•	our ability to meet future cash flow estimates to support our goodwill impairment testing;

•	direct or indirect consequences of acts of war or terrorism;

•	difficulties in complying with government regulation;

•	competition and technological change;

•	our ability to protect and defend our intellectual property rights;

•	the timing and magnitude of capital expenditures;

•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;

•	significant fluctuations in currency exchange rates;

•	economic and market conditions worldwide;

•	changes in customer and/or consumer spending levels;

•	work stoppages due to labor disputes;

•	the demand for existing and new products;

•	changes in worldwide tax rates;

•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;

•	the success of our customers’ products, particularly in the pharmaceutical industry;

•	significant product liability claims;

•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations; and

•	other risks associated with our operations.
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
     The table below provides information as of June 30, 2008 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2009 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

	Contract Amount	Average Contractual
Buy/Sell	(inthousands)	Exchange Rate

Swiss Franc/Euro	$45,757	0.6273
Euro/U.S. Dollar	37,886	1.5441
Euro/Swiss Franc	15,832	1.6038
Canadian Dollar/Euro	13,730	0.6957
Euro/Brazilian Real	9,342	4.2707
Euro/Canadian Dollar	6,926	1.5912
Euro/Russian Ruble	4,475	37.6822
Czech Koruna/Euro	4,408	0.0408
Euro/British Pound	3,534	0.7930
Canadian Dollar/U.S. Dollar	1,950	0.9854
Euro/Chinese Yuan	1,779	10.5267
U.S. Dollar/Euro	1,127	0.6436
Other	1,781

Total	$148,527

     As of June 30, 2008, we have recorded the fair value of foreign currency forward exchange contracts of $1.4 million in accounts payable and accrued liabilities, $49 in prepayments and other and $2.4 million in deferred and other non-current liabilities in the balance sheet.
     At June 30, 2008, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $15 million which requires us to pay an average variable interest rate (which was 2.8% at June 30, 2008) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by approximately $0.1 million assuming a tax rate of 30%. As of June 30, 2008, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.9 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2008 since there was no hedge ineffectiveness.
     The Company also entered into two treasury rate locks to manage its exposure against changes in future interest payments attributable to changes in the U.S. Treasury rates. By entering into these agreements, the Company locked in an agreed upon interest rates until the settlement of the contracts. The Company accounts for the treasury rate locks as cash flow hedges. These contracts were closed on June 30, 2008. At June 30, 2008, $0.6 million is included in accounts payable and other accrued liabilities, and $0.6 million is included in accumulated other comprehensive loss which will be amortized into interest expense during the life of the new debt instruments (5 and 10 years) related to these treasury locks.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2008 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended June 30, 2008, the FCP Aptar Savings Plan (the “Plan”) sold 780 shares of our common stock on behalf of the participants at an average price of $42.53 per share, for an aggregate amount of $33.2 thousand. At June 30, 2008, the Plan owns 16,604 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2008:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

4/1 – 4/30/08	—	$—	—	1,542,400
5/1 – 5/31/08	250,043	44.20	250,043	1,292,357
6/1 – 6/30/08	208,600	44.30	208,600	1,083,757

Total	458,643	$44.24	458,643	1,083,757
     The Company announced the existing repurchase program on July 19, 2006. On July 17, 2008, the Company announced that its Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for these repurchase programs.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held on April 30, 2008. A vote was taken by ballot for the election of three directors to hold office until the 2011 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

Nominee	For	Withheld	Broker Non-Votes

King W. Harris	62,850,342	995,585	-0-
Peter H. Pfeiffer	62,259,078	986,849	-0-
Dr. Joanne C. Smith	63,022,136	823,791	-0-
Continuing as directors with terms expiring in 2009 are Stefan A. Baustert, Rodney L. Goldstein, Ralph Gruska, and Dr. Leo A. Guthart. Continuing as directors with terms expiring in 2010 are Alain Chevassus, Stephen J. Hagge, and Carl A. Siebel.
A vote was taken by ballot for the approval of the Annual Bonus Plan. The number of votes received is set forth below:

For	Against	Abstain	Broker Non-Votes
61,773,317	1,427,597	645,012	-0-
A vote was taken by ballot for the approval of the 2008 Stock Option Plan. The number of votes received is set forth below:

For	Against	Abstain	Broker Non-Votes
41,034,081	18,637,987	649,463	3,524,396
A vote was taken by ballot for the approval of the 2008 Director Stock Option Plan. The number of votes received is set forth below:

For	Against	Abstain	Broker Non-Votes
41,954,370	17,710,947	656,289	3,524,321

A vote was taken by ballot for the approval of an Amendment to the Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance to 199,000,000 shares is set forth below:

For	Against	Abstain	Broker Non-Votes
56,720,923	7,058,298	66,106	-0-
ITEM 5. OTHER INFORMATION
NOTE PURCHASE AGREEMENT
The Company entered into a Note Purchase Agreement, dated as of July 31, 2008 (the “Note Purchase Agreement”), among the Company and the purchasers listed on Schedule A thereto pursuant to which the Company issued and sold $25 million of its 5.41% Series 2008-A-1 Senior Notes due July 31, 2013 (the “Series 2008-A-1 Notes”) and $75 million of its 6.03% Series 2008-A-2 Senior Notes due July 31, 2018 (the “Series 2008-A-2 Notes,” and, together with the “Series 2008-A-1 Notes, the “Notes”) in private placement to various institutional investors. The Note Purchase Agreement contains customary terms and conditions.
     The Company used the proceeds from the sale of the Notes to repay existing indebtedness of the Company.
     Pursuant to the Note Purchase Agreement, the Company will pay interest on the outstanding balance of the Notes at the stated rates per annum from the date of the issuance of the Notes, payable semiannually commencing on January 31, 2009, until such principal becomes due and payable.
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
     A copy of the Note Purchase Agreement is filed as Exhibit 4.1 to this report, a copy, of the form of the Series 2008-A-1 Notes is filed as Exhibit 4.2 to this report; and a copy of the form of the Series 2008-A-2 Notes is filed as Exhibit 4.3 to this report. The foregoing description of the Note Purchase Agreement and the Notes is qualified in its entirety by reference to the full text of the Note Purchase Agreement and the forms of the Notes, which is incorporated by reference herein.
ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.’s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008 (the “Form S-8”), is hereby incorporated by reference.

Exhibit 4.1	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto.

Exhibit 4.2	Form of AptarGroup, Inc. 5.41% Series 2008-A-1 Senior Notes Due July 31, 2013.

Exhibit 4.3	Form of AptarGroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018.

Exhibit 10.1	AptarGroup, Inc. Annual Bonus Plan, filed as Exhibit 10.2 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.

Exhibit 10.2	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.

Exhibit 10.3	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.

Exhibit 10.4	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan

Exhibit 10.5	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan

Exhibit 10.6	Form of AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, as amended and restated to comply with Section 409A of the Internal Revenue Code.

Exhibit 10.7	Employment Agreement dated July 18, 2008 of Stephen J. Hagge, as amended and restated to comply with Section 409A of the Internal Revenue Code.

Exhibit 10.8	Employment Agreement dated July 18, 2008 of Eric Ruskoski, as amended and restated to comply with Section 409A of the Internal Revenue Code.

Exhibit 10.9	Employment Agreement dated January 18, 2008 of Olivier Fourment.

Exhibit 10.10	Employment Agreement dated January 18, 2008 of Olivier de Pous.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AptarGroup, Inc.
(Registrant)
By /s/ Stephen J. Hagge
Stephen J. Hagge
Executive Vice President, Chief
Operating Officer and Chief
Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: August 1, 2008

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.’s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008 (the “Form S-8”), is hereby incorporated by reference.
4.1	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto.
4.2	Form of AptarGroup, Inc. 5.41% Series 2006-A-1 Senior Notes due July 31, 2013.
4.3	Form of AptarGroup, Inc. 6.03% Series 2006-A-2 Senior Notes due July 31, 2018.
10.1	AptarGroup, Inc. Annual Bonus Plan, filed as Exhibit 10.2 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.
10.2	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.
10.3	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.
10.4	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan
10.5	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan
10.6	Form of AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, as amended and restated to comply with Section 409A of the Internal Revenue Code.
10.7	Employment Agreement dated July 18, 2008 of Stephen J. Hagge, as amended and restated to comply with Section 409A of the Internal Revenue Code.
10.8	Employment Agreement dated July 18, 2008 of Eric Ruskoski, as amended and restated to comply with Section 409A of the Internal Revenue Code.
10.9	Employment Agreement dated January 18, 2008 of Olivier Fourment.
10.10	Employment Agreement dated January 18, 2008 of Olivier de Pous.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.