Form 10-Q
period 2008-09-30
APTARGROUP INC
filed 2008-11-04
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)
475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014
815-477-0424
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October  21, 2008).
Common Stock                      67,511,022

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2008

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$532,180	$485,692	$1,615,757	$1,408,409

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	366,637	330,438	1,102,325	949,293
Selling, research & development and administrative	73,843	65,773	234,486	205,303
Depreciation and amortization	32,537	32,065	99,864	92,246

	473,017	428,276	1,436,675	1,246,842

Operating Income	59,163	57,416	179,082	161,567

Other Income (Expense):
Interest expense	(5,261)	(4,880)	(14,204)	(14,335)
Interest income	3,475	2,222	10,334	5,600
Equity in results of affiliates	194	158	417	426
Minority interests	(43)	(22)	(24)	(4)
Miscellaneous, net	(635)	(303)	(1,320)	(1,513)

	(2,270)	(2,825)	(4,797)	(9,826)

Income Before Income Taxes	56,893	54,591	174,285	151,741

Provision for Income Taxes	17,242	15,196	52,460	45,798

Net Income	$39,651	$39,395	$121,825	$105,943

Net Income Per Common Share:
Basic	$0.59	$0.58	$1.79	$1.54

Diluted	$0.57	$0.56	$1.72	$1.48

Average Number of Shares Outstanding:
Basic	67,670	68,488	67,958	68,902
Diluted	69,937	70,909	70,812	71,717

Dividends Declared Per Common Share	$0.15	$0.13	$0.41	$0.37

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2008	2007
Assets

Current Assets:
Cash and equivalents	$301,180	$313,739
Accounts and notes receivable, less allowance for doubtful accounts of $11,385 in 2008 and $11,139 in 2007	383,234	360,736
Inventories, net	260,845	272,556
Prepaid expenses and other current assets	65,026	56,414

	1,010,285	1,003,445

Property, Plant and Equipment:
Buildings and improvements	283,874	264,535
Machinery and equipment	1,473,872	1,408,761

	1,757,746	1,673,296
Less: Accumulated depreciation	(1,071,760)	(1,033,544)

	685,986	639,752
Land	17,204	16,756

	703,190	656,508

Other Assets:
Investments in affiliates	4,954	4,085
Goodwill	225,618	222,668
Intangible assets, net	14,921	17,814
Other non-current assets	7,224	7,430

	252,717	251,997

Total Assets	$1,966,192	$1,911,950

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2008	2007
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$151,173	$190,176
Current maturities of long-term obligations	24,680	25,983
Accounts payable and accrued liabilities	347,077	349,030

	522,930	565,189

Long-Term Obligations	224,221	146,711

Deferred Liabilities and Other:
Deferred income taxes	25,534	28,613
Retirement and deferred compensation plans	43,466	42,787
Deferred and other non-current liabilities	8,951	9,079
Commitments and contingencies	—	—
Minority interests	787	553

	78,738	81,032

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	800	794
Capital in excess of par value	253,209	229,022
Retained earnings	1,044,521	950,566
Accumulated other comprehensive income	172,206	214,294
Less treasury stock at cost, 12.5 and 11.2 million shares as of September 30, 2008 and December 31, 2007	(330,433)	(275,658)

	1,140,303	1,119,018

Total Liabilities and Stockholders’ Equity	$1,966,192	$1,911,950

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2008	2007

Cash Flows From Operating Activities:
Net income	$121,825	$105,943
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	96,072	88,908
Amortization	3,792	3,338
Stock option based compensation	9,916	12,389
Provision for bad debts	1,827	677
Labor redeployment	—	(452)
Minority interests	24	4
Deferred income taxes	(4,437)	(10,151)
Retirement and deferred compensation plans	815	3,841
Equity in results of affiliates in excess of cash distributions received	(220)	(426)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(37,618)	(33,207)
Inventories	5,508	(21,639)
Prepaid and other current assets	(7,571)	(4,914)
Accounts payable and accrued liabilities	8,060	30,586
Income taxes payable	(6,387)	12,861
Other changes, net	11,555	(939)

Net Cash Provided by Operations	203,161	186,819

Cash Flows From Investing Activities:
Capital expenditures	(157,287)	(90,626)
Disposition of property and equipment	592	2,570
Intangible assets acquired	(755)	(976)
Acquisition of businesses, net of cash acquired	(13,166)	(5,151)
Investment in affiliates	(807)	—
(Issuance) collection of notes receivable, net	(960)	129

Net Cash Used by Investing Activities	(172,383)	(94,054)

Cash Flows From Financing Activities:
Proceeds from notes payable	—	79,713
Repayments of notes payable	(38,616)	—
Proceeds from long-term obligations	100,000	—
Repayments of long-term obligations	(23,579)	(24,408)
Dividends paid	(27,870)	(25,542)
Proceeds from stock options exercises	12,813	12,476
Purchase of treasury stock	(57,569)	(56,818)
Excess tax benefit from exercise of stock options	3,886	2,980

Net Cash Used by Financing Activities	(30,935)	(11,599)

Effect of Exchange Rate Changes on Cash	(12,402)	18,331

Net (Decrease)/increase in Cash and Equivalents	(12,559)	99,497
Cash and Equivalents at Beginning of Period	313,739	170,576

Cash and Equivalents at End of Period	$301,180	$270,073

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
NOTE 2 — INVENTORIES
At September 30, 2008 and December 31, 2007, approximately 23% of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	September 30,	December 31,
	2008	2007

Raw materials	$101,566	$101,993
Work in progress	57,878	59,894
Finished goods	109,462	115,774

Total	268,906	277,661
Less LIFO Reserve	(8,061)	(5,105)

Total	$260,845	$272,556

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2007 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2007	$25,413	$158,537	$38,718	$222,668
Acquisitions (See Note 11)	3,714	3,421	—	7,135
Foreign currency exchange effects	(842)	(2,594)	(749)	(4,185)

Balance as of September 30, 2008	$28,285	$159,364	$37,969	$225,618

The table below shows a summary of intangible assets as of September 30, 2008 and December 31, 2007.

		September 30, 2008			December 31, 2007
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$18,703	$(12,946)	$5,757	$19,194	$(12,230)	$6,964
License agreements and other	7	24,133	(14,969)	9,164	23,557	(12,707)	10,850

Total intangible assets	10	$42,836	$(27,915)	$14,921	$42,751	$(24,937)	$17,814

     Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2008 and 2007 was $1,297 and $1,150, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2008 and September 30, 2007 was $3,792 and $3,338, respectively.

     Estimated amortization expense for the years ending December 31 is as follows:

2008	$4,779
2009	4,147
2010	3,678
2011	2,199
2012	1,130
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2008.
NOTE 4 — TOTAL COMPREHENSIVE (LOSS)/INCOME
AptarGroup’s total comprehensive (loss)/income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$39,651	$39,395	$121,825	$105,943
Add: Foreign currency translation adjustments	(134,675)	53,547	(41,973)	78,930
Net gain/(loss) on derivatives (net of tax)	5	35	(602)	(46)
Pension liability adjustment (net of tax)	169	(703)	488	(639)

Total comprehensive (loss)/income	$(94,850)	$92,274	$79,738	$184,188

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

Three months ended September 30,

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Service cost	$1,109	$977	$419	$397
Interest cost	883	738	556	326
Expected return on plan assets	(755)	(687)	(212)	(183)
Amortization of net loss	48	1	193	(23)
Amortization of prior service cost	1	19	20	267

Net periodic benefit cost	$1,286	$1,048	$976	$784

Nine months ended September 30,

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Service cost	$3,045	$2,901	$1,275	$1,165
Interest cost	2,611	2,248	1,689	1,145
Expected return on plan assets	(2,309)	(2,042)	(644)	(535)
Amortization of net loss	60	3	583	10
Amortization of prior service cost	3	199	61	519

Net periodic benefit cost	$3,410	$3,309	$2,964	$2,304

EMPLOYER CONTRIBUTIONS
In order to meet or exceed minimum funding levels required by U.S. law, the Company has contributed $3.2 million as of September 30, 2008 to its domestic defined benefit plans. The Company may make additional discretionary contributions to its domestic defined benefit plans prior to the end of 2008. The Company plans to make contributions in 2008 to certain of its European pension plans that have not been funded in the past. Accordingly, the Company expects to contribute approximately $8 million to its foreign defined benefit plans in 2008 and as of September 30, 2008, has contributed approximately $0.4 million.

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
     As of September 30, 2008, the Company recorded the fair value of the derivative instrument of $1.0 million in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $15 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and nine months ended September 30, 2008 or 2007 as any hedge ineffectiveness for the period was immaterial.
CASH FLOW HEDGES
As of September 30, 2008, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($2.9 million) as of September 30, 2008. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.7 million) as of September 30, 2007.
     During the nine months ended September 30, 2008, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge certain forecasted transactions for three and a half years (March 2012).
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
OTHER
As of September 30, 2008, the Company recorded the fair value of foreign currency forward exchange contracts of $2.2 million in accounts payable and accrued liabilities and $1.9 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of September 30, 2008 had an aggregate contract amount of $109.4 million.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2008.

NOTE 8 — STOCK REPURCHASE PROGRAM
On July 17, 2008, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for this repurchase program.
     During the quarter ended September 30, 2008, the Company repurchased 535 thousand shares for an aggregate amount of $20.7 million. As of September 30, 2008, the Company has outstanding authorizations to repurchase up to approximately 4.5 million additional shares. The timing of and total amount expended for the share repurchase depend upon market conditions. While we believe our balance sheet remains strong, we have decided to temporarily suspend the repurchase of the Company’s common stock in order to conserve cash in the short term due to the recent worldwide credit crisis. We will continue to evaluate this decision in the future.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2008		September 30, 2007
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$39,651	$39,651	$39,395	$39,395

Average equivalent shares
Shares of common stock	67,670	67,670	68,488	68,488
Effect of dilutive stock based compensation
Stock options	2,261	—	2,415	—
Restricted stock	6	—	6	—

Total average equivalent shares	69,937	67,670	70,909	68,488

Net income per share	$0.57	$0.59	$0.56	$0.58

	Nine months ended
	September 30, 2008		September 30, 2007
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$121,825	$121,825	$105,943	$105,943

Average equivalent shares
Shares of common stock	67,958	67,958	68,902	68,902
Effect of dilutive stock based compensation
Stock options	2,845	—	2,804	—
Restricted stock	9	—	11	—

Total average equivalent shares	70,812	67,958	71,717	68,902

Net income per share	$1.72	$1.79	$1.48	$1.54

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Total Sales:
Beauty & Home	$275,501	$261,135	$855,269	$758,561
Closures	142,548	127,065	421,756	369,628
Pharma	118,351	100,817	351,052	290,036
Other	31	336	204	1,038

Total Sales	536,431	489,353	1,628,281	1,419,263

Less: Intersegment Sales:
Beauty & Home	$3,847	$2,522	$10,941	$7,804
Closures	124	546	811	1,596
Pharma	249	258	573	419
Other	31	335	199	1,035

Total Intersegment Sales	$4,251	$3,661	$12,524	$10,854

Net Sales:
Beauty & Home	$271,654	$258,613	$844,328	$750,757
Closures	142,424	126,519	420,945	368,032
Pharma	118,102	100,559	350,479	289,617
Other	—	1	5	3

Net Sales	$532,180	$485,692	$1,615,757	$1,408,409

Segment Income:
Beauty & Home	$21,701	$25,561	$77,904	$78,136
Closures	12,616	12,494	36,669	39,838
Pharma	34,408	29,407	99,275	78,445
Corporate Expenses & Other	(10,046)	(10,213)	(35,693)	(35,943)

Income before interest and taxes	$58,679	$57,249	$178,155	$160,476
Interest expense, net	(1,786)	(2,658)	(3,870)	(8,735)

Income before income taxes	$56,893	$54,591	$174,285	$151,741

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
     In April 2008, the Company acquired the equipment, inventory and intellectual property of CCL Industries’ Bag-on-Valve business (“CCLBOV”) for approximately $9.3 million in cash. No debt was assumed in the transaction. CCLBOV’s annual revenues are approximately $9.0 million. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $3.4 million was recorded on the transaction. CCLBOV was located in Canada but the assets purchased were transferred to existing AptarGroup facilities in the U.S. before the end of the second quarter. CCLBOV is included in the Beauty and Home reporting segment.
     Neither of these acquisitions had a material impact on the results of operations in 2008 and therefore no proforma information is required.
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

     Compensation expense recorded attributable to stock options for the first nine months of 2008 was approximately $9.9 million ($7.1 million after tax), or $0.10 per share (basic and diluted). Approximately $9.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first nine months of 2007 was approximately $12.4 million ($8.7 million after tax), or $0.13 per share basic and $0.12 per share diluted. Approximately $11.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.02 and $9.32 per share in 2008 and 2007, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2008	2007

Dividend Yield	1.4%	1.4%
Expected Stock Price Volatility	22.4%	24.6%
Risk-free Interest Rate	3.7%	4.8%
Expected Life of Option (years)	7.0	7.0
The fair value of stock options granted under the Director Stock Option Plan was $12.08. There were no stock options granted under the Director Stock Option Plans in 2007. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2008	2007

Dividend Yield	1.3%	—
Expected Stock Price Volatility	22.3%	—
Risk-free Interest Rate	3.8%	—
Expected Life of Option (years)	7.0	—
A summary of option activity under the Company’s stock option plans as of September 30, 2008, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2008	7,405,338	$21.34	153,000	$22.70
Granted	1,252,000	37.52	4,000	44.16
Exercised	(761,047)	15.60	—	—
Forfeited or expired	(37,429)	32.58	—	—

Outstanding at September 30, 2008	7,858,862	$24.42	157,000	$23.25

Exercisable at September 30, 2008	5,415,491	$20.33	153,000	$22.70

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2008	6.3		5.4
Exercisable at September 30, 2008	5.2		5.3

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2008	$115,203		$2,510
Exercisable at September 30, 2008	$101,700		$2,510

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2008	$20,242		$—
September 30, 2007	$15,274		$1,024
     The fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $10.4 million and $9.5 million, respectively. Cash received from option exercises was approximately $12.8 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.2 million in the nine months ended September 30, 2008. As of September 30, 2008, the remaining valuation of stock option awards to be expensed in future periods was $7.5 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

     The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of September 30, 2008, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2008	21,098	$29.36
Granted	9,824	34.44
Vested	(9,183)	28.48

Nonvested at September 30, 2008	21,739	$32.03

     Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2008 and 2007 was approximately $0.4 million. The fair value of units vested during the nine months ended September 30, 2008 and 2007 was $262 and $212, respectively. The intrinsic value of units vested during the nine months ended September 30, 2008 and 2007 was $324 and $290, respectively. As of September 30, 2008 there was $41 of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.2 years.
NOTE 13 — INCOME TAX UNCERTAINTIES
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.6 million increase in the liability for income tax uncertainties. This increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings, as required by FIN 48. The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. The total amount of accrued interest and penalties as of September 30, 2008 was $1.4 million.
     The Company had approximately $7.4 and $6.5 million recorded for income tax uncertainties as of September 30, 2008 and December 31, 2007, respectively. The amount, if recognized, that would impact the effective tax rate is $6.7 and $6.0 million, respectively. The Company anticipates that $0.4 million of the income tax uncertainties amount will be resolved with the settlement of income tax audits over the next 12 months.
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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of September 30, 2008, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$965	$—	$965	$—

Total assets at fair value	$965	$—	$965	$—

Liabilities
Forward exchange contracts (b)	$4,145	$—	$4,145	$—

Total liabilities at fair value	$4,145	$—	$4,145	$—

(a)	Based on third party quotation from financial institution and management’s evaluation of the quotation
(b)	Based on observable market transactions of spot and forward rates

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	68.9	68.0	68.2	67.4
Selling, research & development and administration	13.9	13.6	14.5	14.6
Depreciation and amortization	6.1	6.6	6.2	6.5

Operating Income	11.1	11.8	11.1	11.5
Other income (expense)	(0.4)	(0.6)	(0.3)	(0.7)

Income before income taxes	10.7	11.2	10.8	10.8

Net income	7.5%	8.1%	7.5%	7.5%

Effective Tax Rate	30.3%	27.8%	30.1%	30.2%

NET SALES
Net sales for the quarter and nine months ended September 30, 2008 were a record $532 million and $1.6 billion, respectively, and represented increases of 10% and 15%, respectively, over the same periods a year ago. The average U.S. dollar exchange rate weakened compared to the Euro in 2008 compared to 2007, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 7% and 9% of sales growth for the quarter and nine months ended September 30, 2008, respectively. Sales from acquired companies were not material for the quarter and nine months ended September 30, 2008. The remaining sales growth was due primarily to increased demand from our pharmaceutical customers as well as price increases to offset the rising input costs in our Closures and Beauty and Home segments.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total

Domestic	$138,116	26%	$127,363	26%	$401,532	25%	$374,805	27%
Europe	321,165	60%	297,877	61%	1,016,384	63%	873,710	62%
Other Foreign	72,899	14%	60,452	13%	197,841	12%	159,894	11%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales increased to 68.9% in the third quarter of 2008 compared to 68.0% in the third quarter of 2007.
The following factors negatively impacted our cost of sales percentage in the third quarter of 2008:
Rising Input Costs. Input costs, in particular resin, tinplate, utilities and transportation costs, continued to increase in the third quarter of 2008 over 2007, primarily in the U.S. and Europe, but also in the rest of the world. While we attempt to pass these rising input costs along in our selling prices we experience a lag in the timing of passing on these cost increases.
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
Underutilized Overhead Costs in Certain Operations. Certain of our business operations in the Beauty & Home and Closures business segments saw a decrease in unit volumes produced and sold and as a result of the lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.

The following factors positively impacted our cost of sales percentage in the third quarter of 2008:
Improved Product Mix. Sales to the pharmaceutical market in the third quarter of 2008 increased 17% compared to the prior year third quarter and therefore positively impacted or lowered our cost of sales as a percentage of net sales as margins on our pharmaceutical products typically are higher than the overall company average.
Our cost of sales as a percent of net sales increased to 68.2% in the first nine months of 2008 compared to 67.4% in the first nine months of 2007. The increase is primarily due to the same factors mentioned above. In addition, sales of custom tooling increased $11.1 million in the first nine months of 2008 compared to the comparable period in 2007. Traditionally, sales of custom tooling generate lower margins than our regular product sales and, thus, an increase in sales of custom tooling negatively impacts cost of sales as a percentage of sales.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $8.1 million in the third quarter of 2008 compared to the same period a year ago. Changes in currency rates accounted for approximately $4.2 million of the increase in SG&A in the quarter. The remainder of the increase is due primarily to normal inflationary cost increases, higher bad debt expense and higher professional fees related to several corporate initiatives. SG&A as a percentage of net sales increased to 13.9% compared to 13.6% of net sales in the same period of the prior year primarily due to the higher bad debts and professional fees.
     SG&A increased by approximately $29.2 million for the nine months ended September 30, 2008 compared to the same period a year ago. Changes in currency rates accounted for approximately $17.7 million of the increase in SG&A. The remainder of the increase is due primarily to the reasons mentioned above as well as higher research and development costs in the first quarter. SG&A as a percentage of net sales decreased to 14.5% compared to 14.6% of net sales in the same period of the prior year primarily due to the reduction in stock option expense in the first nine months of $2.5 million.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased approximately $0.5 million in the third quarter of 2008 to $32.5 million compared to $32.1 million in the third quarter of 2007. Changes in foreign currency rates accounted for $2.1 million of the increase. Depreciation and amortization as a percentage of sales decreased to 6.1% of net sales for the third quarter of 2008 compared to 6.6% in the same period of the prior year.
     Depreciation and amortization increased approximately $7.6 million in the first nine months of 2008 to $99.9 million compared to $92.2 million for the first nine months of 2007. Changes in foreign currency rates accounted for $8.8 million of the increase. Depreciation and amortization as a percentage of sales decreased to 6.2% of net sales for the nine months ended September 30, 2008 compared to 6.5% in the same period of the prior year.
OPERATING INCOME
Operating income increased approximately $1.7 million in the third quarter of 2008 to $59.2 million compared to $57.4 million in the same period in the prior year. The increase is primarily due to the increase in sales of our products to the pharmaceutical market and the continued strength of the Euro compared to the U.S. dollar which is having a positive impact on the translation of our results in U.S. dollars. This was partially offset by higher cost of goods sold and SG&A costs mentioned above. Operating income as a percentage of net sales decreased to 11.1% in the third quarter of 2008 compared to 11.8% for the same period in the prior year.
     Operating income increased approximately $17.5 million in the first nine months of 2008 to $179.1 million compared to $161.6 million in the same period in the prior year. The increase is primarily due to the increase in sales of our products mentioned above and the continued strength of the Euro compared to the U.S. dollar. Operating income as a percentage of sales decreased to 11.1% in the first nine months of 2008 compared to 11.5% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the third quarter of 2008 decreased to $2.3 million from $2.8 million in the same period in the prior year primarily reflecting increased interest income of $1.3 million partially offset by increased interest expense of $0.4 million and $0.3 million increase in miscellaneous expense primarily due to foreign currency losses. The increase in interest income is due primarily to higher average cash and equivalents on the balance sheet.
     Net other expenses for the nine months ended September 30, 2008 decreased to $4.8 million from $9.8 million in the same period in the prior year primarily reflecting increased interest income of $4.7 million. The increase in interest income is due primarily to higher average cash and equivalents on the balance sheet.
EFFECTIVE TAX RATE
The reported effective tax rate increased to 30.3% for the three months ended September 30, 2008 compared to 27.8% in the third quarter of 2007. The lower effective tax rate in the third quarter of 2007 is due primarily to a positive tax benefit in the third quarter of last year related to tax law changes in Germany. During the third quarter of 2007, the German government approved a reduction in the income tax rate effective January 1, 2008. This tax law change reduced the Company’s net deferred tax liability by approximately $2.3 million, or approximately $0.03 per share.
     The reported effective tax rate decreased slightly to 30.1% for the nine months ended September 30, 2008 compared to 30.2% in the first nine months of the prior year. As mentioned above, the prior year effective tax rate was positively impacted by the reduction in the Company’s net deferred tax liability. This year, the effective tax rate is being impacted by the reduction of the German and Italian statutory tax rates effective in 2008 as well as higher research and development credits expected to be received in France in 2008.
NET INCOME
We reported net income of $39.7 million and $121.8 million in the third quarter and nine months ended September 30, 2008, respectively, compared to $39.4 million and $105.9 million for the same periods in the prior year.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$271,654	$258,613	$844,328	$750,757
Segment Income (1)	21,701	25,561	77,904	78,136
Segment Income as a percentage of Net Sales	8.0%	9.9%	9.2%	10.4%
(1) Segment income is defined as earnings before net interest, stock option and corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 10 – Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended September 30, 2008 increased 5% in the third quarter of 2008 to $271.7 million compared to $258.6 million in the third quarter of the prior year. Acquisitions did not have a material impact on the sales growth in the third quarter. Changes in exchange rates positively impacted sales by approximately 6% during the quarter. Excluding changes in exchange rates, sales decreased 1% in the third quarter of 2008 compared to the same quarter of the prior year. Sales to the personal care market excluding changes in currency and acquisitions remained flat in the third quarter of 2008 compared to the same period in the prior year, due primarily to lower sales volumes in Europe. Sales to the fragrance/cosmetic market excluding changes in currency and acquisitions decreased 1% in the quarter compared to the third quarter of 2007 as growth in the developing markets was not enough to offset weakening demand in Europe and North America.
     Net sales for the first nine months of 2008 increased 12% in the first nine months of 2008 to $844.3 million compared to $750.8 million in the first nine months of the prior year. The weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 9% of the 12% increase in sales. Acquisitions did not materially impact the sales growth in the first nine months of 2008. Sales to the personal care market excluding foreign currency changes increased approximately 3% in the first nine months of 2008 compared to the same period in the prior year primarily due to strong sales of our bag-on-valve product line and lotion pumps during the first half of the year. Sales to the fragrance/cosmetic market excluding foreign currency changes increased approximately 4% in the first nine months of 2008 compared to the same period in the prior year primarily due to strong sales of our mini-packaging products in Europe as well as continued growth in the developing markets in the first nine months of the year.
     Segment income in the third quarter of 2008 decreased approximately 15% to $21.7 million compared to $25.6 million reported in the same period in the prior year. Acquisitions did not materially impact segment income in the quarter. The decrease in segment income is due primarily to the rising input costs particularly in North America but also in Europe on materials such as resin, tinplate and phosphoric acid used in the metal anodization process. In addition, weakening demand and lower sales volumes primarily in Europe negatively impacted the segment income in the quarter.
     Segment income in the first nine months of 2008 decreased slightly to $77.9 million compared to $78.1 million reported in the same period in the prior year. Acquisitions had an immaterial impact on segment income in the first nine months. Weakening demand in the third quarter combined with our inability to raise selling prices fast enough to keep pace with the rising input costs, primarily in North America, were the primary reasons for the lack of growth in segment income for the first nine months of 2008.

CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$142,424	$126,519	$420,945	$368,032
Segment Income	12,616	12,494	36,669	39,838
Segment Income as a percentage of Net Sales	8.9%	9.9%	8.7%	10.8%
     Net sales for the quarter ended September 30, 2008 increased approximately 13% in the third quarter of 2008 to $142.4 million compared to $126.5 million in the third quarter of the prior year. Changes in exchange rates positively impacted sales by approximately 7% during the quarter. Increased selling prices due to the rising cost of resin in the quarter accounted for approximately 5% of the remaining sales growth. Sales excluding changes in foreign currency to the personal care market increased approximately 3% in the third quarter compared to the same period in the prior year reflecting increased demand in North America which helped offset weakening demand in Europe and Brazil. Sales excluding changes in foreign currency to the food/beverage market increased 19% as new customer launches primarily in North America helped drive the strong growth in the quarter. Sales excluding changes in foreign currency to the household market decreased 13% primarily due to lower tooling sales which accounted for approximately 7% of the 13% decrease and lower sales of laundry care products in Europe.
     Net sales for the first nine months of 2008 increased approximately 14% to $420.9 million compared to $368.0 million in the first nine months of the prior year. Once again, the weakening U.S. dollar compared to the Euro positively impacted sales and represented approximately 7% of the 14% increase. Increased selling prices due the rising cost of resin for the first nine months accounted for approximately 4% of the sales growth and sales of custom tooling accounted for the remaining 3% of the sales growth. Sales excluding changes in foreign currency to the personal care market increased approximately 3% for the first nine months of 2008, while sales excluding changes in foreign currency to the food/beverage market increased 21% for the first nine months of 2008. Partially offsetting this growth was a decrease in sales excluding changes in foreign currency to the household market of approximately 11%.
     Segment income in the third quarter of 2008 increased approximately 1% to $12.6 million compared to $12.5 million reported in the same period in the prior year. The positive impact of the higher sales volumes in North America, primarily to the food/beverage market was offset by lower demand in Europe and Brazil leading to under utilization of capacity. In addition, the normal delays we experience in passing on increased resin costs in the form of price increases also negatively impacted segment income in the quarter.
     Segment income in the first nine months of 2008 decreased approximately 8% to $36.7 million compared to $39.8 million reported in the same period of the prior year. Weak demand in North America in the first half of the year combined with weakening demand in Europe and Brazil in the third quarter led to underutilization of capacity during the first nine months of 2008 and, as mentioned previously, our normal delays in passing on increased resin costs in the form of price increases also negatively impacted the segment income in the first nine months of 2008.
PHARMACEUTICAL SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$118,102	$100,559	$350,479	$289,617
Segment Income	34,408	29,407	99,275	78,445
Segment Income as a percentage of Net Sales	29.1%	29.2%	28.3%	27.1%
     Our net sales for the Pharma segment grew by 17% in the third quarter of 2008 to $118.1 million compared to $100.6 million in the third quarter of 2007. Changes in foreign currency rates positively impacted the sales growth and accounted for approximately 7% of the 17% sales growth. The remainder of the increase in sales is due primarily to an increase in sales of our metered dose inhaler valves used on asthma medication and an increase in sales of our nasal spray pumps primarily used on allergy related products. Sales to pharmaceutical companies offering generic versions of allergy medication in the U.S. were strong in the third quarter.
     Our net sales for the Pharma segment grew by 21% in the first nine months of 2008 to $350.5 million compared to $289.6 million in the first nine months of 2007. Changes in foreign currency rates positively impacted the sales growth by approximately 11% for the first nine months of 2008. The remaining 10% increase in sales was due to an increase in demand for our metered dose inhaler valves as well as an increase in demand for our nasal spray pumps, primarily for allergy related medication.
     Segment income in the third quarter of 2008 increased approximately 17% to $34.4 million compared to $29.4 million reported in the same period in the prior year. The increase in profit is primarily due to the increase in product sales compared to the prior year third quarter.

     Segment income in the first nine months of 2008 increased approximately 27% to $99.3 million compared to $78.4 million reported in the same period in the prior year. Once again the higher sales volumes and improved product and customer mix were the main reasons for the increase in profits in the first nine months of 2008.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents decreased to $301.2 million from $313.7 million at December 31, 2007. Total short and long-term interest bearing debt increased in the first nine months of 2008 to $400.1 million from $362.9 million at December 31, 2007. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) increased at the end of September 2008 to 8% compared to 4% at December 31, 2007.
     In the first nine months of 2008, our operations provided approximately $203.2 million in cash flow compared to $186.8 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization partially offset by an increase in working capital needs to support the growth of the business. During the first nine months of 2008, we utilized the majority of the operating cash flows to finance capital expenditures and share repurchases.
     We used $172.4 million in cash for investing activities during the first nine months of 2008, compared to $94.1 million during the same period a year ago. The increase in cash used for investing activities is due primarily to $66.7 million more spent on capital expenditures in the first nine months of 2008 compared to the first nine months of 2007. The increase in capital expenditures is primarily related to the purchase of a building in the U.S. that had previously been leased, the expansion of our Pharma segment facilities in France and Germany, investment in a new worldwide ERP system, and investments related to capacity increases for certain of our product lines. Cash outlays for capital expenditures for 2008 are estimated to be approximately $180 million but could vary due to changes in exchange rates as well as the timing of capital projects.
     We used approximately $30.9 million in cash from financing activities in the first nine months of 2008 compared to $11.6 million in cash provided in the first nine months of the prior year. We refinanced some of our short term variable rate debt with a $100 million fixed rate private placement debt in the quarter. $25 million of the private placement debt has a five year maturity and a fixed interest rate of 5.41% while the remaining $75 million matures in ten years and carries a 6.03% fixed interest rate.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2008
Debt to total capital ratio	Maximum of 55%	26%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $994 million before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $301.2 million in cash and equivalents is located outside of the U.S.
     We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future. We have historically used cash flow from operations as our primary source of liquidity. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, which historically have been the most significant use of cash for us. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products. While we believe our balance sheet remains strong, we have decided to temporarily suspend the repurchase of the Company’s common stock in order to conserve cash in the short term due to the uncertainties related to the recent worldwide credit crisis. We will evaluate this decision throughout the fourth quarter.
     On October 15, 2008, the Board of Directors declared a quarterly dividend of $0.15 per share payable on November 19, 2008 to stockholders of record as of October 29, 2008.

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
OUTLOOK
The U.S. dollar began to strengthen at the end of the third quarter relative to the Euro and most other currencies and at the end of the quarter it was stronger compared to the Euro than it was at the end of the third quarter of 2007. If the dollar remains stronger for the remainder of the fourth quarter, we can expect a dilutive effect on the translation of our results into U.S. dollars.
     We anticipate weak demand in both our Beauty and Home and Closures segments to continue as the worldwide credit crisis and economic fears cause our customers to delay and push out their orders. Offsetting this, we are anticipating that our strong sales we have experienced so far in the first nine months of 2008 to the Pharma segment will continue into the fourth quarter.
     Also we are beginning to see some relief in raw material input prices particularly in plastic resin heading into the fourth quarter.
     We anticipate that diluted earnings per share for the fourth quarter of 2008 will be in the range of $0.42 to $0.47 per share, compared to $0.47 per share from continuing operations reported in the prior year.

FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	economic, environmental and political conditions worldwide;
•	changes in customer and/or consumer spending levels;
•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers);
•	significant fluctuations in foreign currency exchange rates;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	work stoppages due to labor disputes;
•	the demand for existing and new products (including delays in orders);
•	fiscal and monetary policy, including changes in worldwide tax rates;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims;
•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations; and
•	other risks associated with our operations.
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
     The table below provides information as of September 30, 2008 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2009 with the exception of a few contracts on intercompany loans that expire in third quarter of 2013.

	Contract Amount	Average Contractual
Buy/Sell	(in thousands)	Exchange Rate

Swiss Francs/Euro	$35,220	0.6273
Euro/U.S. Dollar	32,615	1.4896
Euro/Brazilian Real	7,830	4.3275
Euro/Swiss Franc	7,498	1.6006
Czech Koruna/Euro	7,179	0.0414
US Dollar/Euro	4,354	0.7040
Euro /Russian Rouble	4,001	37.6822
Euro/British Pound	3,867	0.7983
Canadian Dollar/ US Dollar	2,950	0.9361
Euro/Chinese Yuan	1,801	10.1726
Other	2,087

Total	$109,402

     As of September 30, 2008, we have recorded the fair value of foreign currency forward exchange contracts of $2.2 million in accounts payable and accrued liabilities and $1.9 million in deferred and other non-current liabilities in the balance sheet.
     At September 30, 2008, we had a fixed-to-variable interest rate swap agreement designated as a hedge with a notional principal value of $15 million which requires us to pay an average variable interest rate (which was 2.8% at September 30, 2008) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease approximately $0.1 million assuming a tax rate of 30%. As of September 30, 2008, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.0 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2008 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2008 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended September 30, 2008, the FCP Aptar Savings Plan (the “Plan”) purchased 800 shares of our common stock on behalf of the participants at an average price of $38.81 per share, for an aggregate amount of $31 thousand and sold 1,950 shares of our common stock on behalf of the participants at an average price of $40.22 per share, for an aggregate amount of $78 thousand. At September 30, 2008, the Plan owns 15,454 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2008:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

7/1 – 7/31/08	240,000	$37.81	240,000	4,843,757
8/1 – 8/31/08	201,700	39.31	201,700	4,642,057
9/1 – 9/30/08	93,500	39.48	93,500	4,548,557

Total	535,200	$38.67	535,200	4,548,557
     The Company announced the existing repurchase program on July 19, 2006. On July 17, 2008, the Company announced that its Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for these repurchase programs.
ITEM 6. EXHIBITS

Exhibit 10.1	AptarGroup, Inc. Supplemental Retirement Plan (amended and restated effective January 1, 2009)

Exhibit 10.2	Severance Agreement dated July 18, 2008 of Robert Kuhn.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc. (Registrant)
By /s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 4, 2008

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	AptarGroup, Inc. Supplemental Retirement Plan (amended and restated effective January 1, 2009)
10.2	Severance Agreement dated July 18, 2008 of Robert Kuhn,
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.