Form 10-K
period 2008-12-31
APTARGROUP INC
filed 2009-02-27
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2008 was $2,772,941,397.

The number of shares outstanding of common stock, as of February 23, 2009, was 67,795,527 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 6, 2009 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2008

i /ATR
2008 Form 10-K

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
We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage markets. We provide value-added dispensing systems (pumps, closures and aerosol valves) to global consumer product marketers allowing them to differentiate their products and meet consumers’ need for convenience.
We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 7% of our 2008 net sales.
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

BEAUTY & HOME
The Beauty & Home segment is our largest segment in terms of revenue and total assets representing 52% and 52% of AptarGroup’s Net Sales and Total Assets, respectively. The Beauty & Home segment primarily sells pumps and aerosol valves and accessories to the personal care and household and food/beverage markets and pumps and decorative components to the fragrance/cosmetic market. We believe we are the leading supplier of fragrance/cosmetic and personal care fine mist spray pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. We believe we are also one of the largest continuous spray aerosol valve suppliers worldwide.

Fragrance/Cosmetic.  Sales to the fragrance/cosmetic market for Beauty & Home accounted for approximately 60% of the segment’s total net sales in 2008. The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as anti-aging lotions continues to undergo a conversion from non-dispensing to pump systems, which

1 /ATR
2008 Form 10-K

continues to provide us with growth opportunities. Our airless dispensing systems, spray and lotion sampling devices, and decorative capabilities continue to contribute to our overall growth.

Personal Care.  Sales to the personal care market for Beauty & Home accounted for approximately 32% of the segment’s total net sales in 2008. Personal care products include fine mist spray pumps, lotion pumps and continuous spray aerosol valves. Typical personal care spray pump applications include hair care, sun care and deodorant products. Typical lotion pump applications include skin moisturizers and soap. Typical personal care continuous aerosol valve applications include hair care products, deodorants, shaving cream and most recently sun care lotions. Our research and development teams continue to design unique accessories that increase the value of our continuous aerosol valve offerings. Further, our bag-on-valve technology continues to provide marketers with unparalleled functionality. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. Sun care, tooth gel and nasal saline applications are examples of product applications using this technology.

Household.  Sales to the household market for Beauty & Home accounted for approximately 5% of the segment’s total net sales in 2008. Household products primarily use either continuous or metered dose spray aerosol valves and to a lesser degree spray pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Spray pump applications primarily include household and industrial cleaners.

Food/Beverage.  Sales to the food/beverage market accounted for approximately 1% of segment net sales in 2008. We traditionally sell aerosol valves to this market for cooking sprays and oils and spray pumps for butter substitutes. Our spray pumps can also be found on certain salad dressings.

CLOSURES
The Closures segment is our second largest segment in terms of revenue and total assets representing 26% and 19% of AptarGroup’s Net Sales and Total Assets, respectively. We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures.
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

Personal Care.  Historically, the majority of our dispensing closure sales have been to the personal care market. Sales to the personal care market for Closures accounted for approximately 58% of the segment’s total net sales in 2008. Products with dispensing closures include shampoos, shower gels, skin care lotions and toothpaste. While many personal care products in the U.S. and Europe have already converted from non-dispensing to dispensing closures, we expect to benefit from similar conversions in other geographic areas such as Eastern Europe (including Russia), Latin America and Asia. Recent product innovations serving this market include large, wide mouth, easy open jar closures with hinged lids and a push-open closure for various products.

Food/Beverage.  Sales to the food/beverage market for Closures accounted for approximately 30% of the segment’s total net sales in 2008. Sales of dispensing closures to the food/beverage market have increased significantly over the last several years as we continue to see an increase of interest from food/beverage marketers using dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are good growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems, in particular for the single serve non-carbonated beverage industry.

Household.  Sales to the household market for Closures accounted for approximately 8% of the segment’s total net sales in 2008. While we have had success worldwide in selling dispensing closures to this market, it has not represented a significant amount of total dispensing closure sales. Products utilizing dispensing closures include dishwashing detergents, laundry care products and household cleaners.

Fragrance/Cosmetic.  Sales to the fragrance/cosmetic market are not a significant part of Closures sales (approximately 1% of segment net sales in 2008), but are mentioned here as an example of potential growth areas for the Closures segment. We are optimistic that we will increase sales to this market with our recent introduction of our Pinpoint dispensing closure with a conical shaped silicone valve tip targeted at cosmetic applications, in particular for eye creams and other applications requiring specific targeted application areas.

2 /ATR
2008 Form 10-K

PHARMA
While the Pharma segment is our third largest segment in terms of revenue and total assets, accounting for 22% and 17% of AptarGroup’s Net Sales and Total Assets, respectively, it is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves (“MDI’s”) to the pharmaceutical market worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, Switzerland and the United States. We believe that the conversion from traditional medication forms such as pills and syringes to value-added, convenient dispensing will continue to increase.
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
We continue to work on new dispensing systems and accessories in this segment such as a dose indicator feature for our MDI’s to let the patient know exactly how many doses are left in the container. Also, we have developed a unique delivery system which dispenses a consistent dosage independent of the force and speed of actuation. While we expect that these new products will come to market in the future, it is difficult to estimate when as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY
We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing or acquiring new dispensing technologies.
We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Asia, South America, and Eastern Europe. In 2007, we opened a new manufacturing facility in Thailand. In 2008, we opened a new larger facility in Brazil to expand our injection molding and decorating (including serigraphy and hot stamping) of plastic accessories primarily for the fragrance and cosmetic markets.
We believe significant opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food/beverage market for single serve non-carbonated beverages, condiments, and cooking oils. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have developed and patented a thin sprayable dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this new innovative system will offer growth opportunities, particularly for fragrance samples. We are in the process of developing a similar miniature flat sample for viscous creams as well as a small pump for use on vials for cosmetic lotions.
In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. An example of a product for which we continue to find new applications is the metered dose aerosol valve. MDI’s are used to dispense precise amounts of product in very fine particles from pressurized containers. Traditionally, MDI’s are used to deliver medication via the pulmonary route. Additional examples of opportunities in the pharmaceutical market include nasal pumps to dispense treatments for vaccines, additional cold and flu treatments, hormone replacement therapies and sexual dysfunction.
We are committed to developing or acquiring new dispensing technologies. Several years ago, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder dispensing systems. We continue to develop this new technology and hope to have a product to market in the future. We acquired a contract service organization specializing in analytical testing of nasal and inhalation products on behalf of pharmaceutical, biotech, drug delivery and device companies. We have entered into several exclusive licensing arrangements with third party innovators allowing us to continue to develop new dispensing systems using their technologies which are in various stages of development. We have also acquired businesses that manufacture aerosol valves with bag-on-valve technology. These systems physically separate the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. We also acquired two companies that manufacture decorative packaging components primarily for the high end of the fragrance/cosmetic market. This technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components.

3 /ATR
2008 Form 10-K

RESEARCH AND DEVELOPMENT
One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative dispensing systems, adapting existing products for new markets or customer requirements, and reducing costs. We have research and development organizations located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities were $60.9 million, $55.9 million and $48.2 million in 2008, 2007 and 2006, respectively.

PATENTS AND TRADEMARKS
We sell a majority of our products under the names used by our business units. The names used by our business units have been trademarked. We customarily seek patent and trademark protection for our products and currently own and have numerous applications pending for United States and foreign patents and trademarks. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities in making our products that make it difficult for a competitor to duplicate.

TECHNOLOGY
Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we manufacture products in a high-speed, cost-effective manner. Our injection molding capabilities include recent advances such as spin-stack and cube molding which utilizes high-efficiency rotating molds. We are also utilizing In-Molding Assembly Technology (IMAT) which allows us to assemble products within the molding process. We have experience in liquid silicone rubber molding that we utilize in our dispensing closure operations and certain of our pump products. We also have technology to decorate plastic components using vacuum metallization and varnishing for the fragrance/cosmetic and personal care markets.

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

CUSTOMERS
The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions and liquidity, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 7% of 2008 net sales. Over the past few years, a consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. However, this situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

4 /ATR
2008 Form 10-K

INTERNATIONAL BUSINESS
A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2008, 2007 and 2006 were approximately 62%, 63% and 61%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, Canada, China, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 12%, 11% and 10% of our consolidated sales for the years ended December 31, 2008, 2007 and 2006, respectively. Export sales from the United States were $100.1 million, $95.3 million and $82.1 million in 2008, 2007 and 2006, respectively. For additional financial information about geographic areas, please refer to Note 17 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the British Pound, South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

WORKING CAPITAL PRACTICES
Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. Historically, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS
AptarGroup has approximately 8,700 full-time employees. Of the full-time employees, approximately 1,900 are located in North America, 5,400 are located in Europe and the remaining 1,400 are located in Asia and South America. Approximately 170 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2008 and management considers our employee relations to be satisfactory.

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
While we have experienced some competition from low cost Asian suppliers particularly in the low-end fragrance/cosmetic and personal care market, this has not been significant. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States. However, some customers who had bought dispensing packaging products from low cost Asian suppliers in the past have reverted to purchasing our dispensing products again, citing the higher quality offered by our products and the logistical advantage of being closer to the customer.

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

5 /ATR
2008 Form 10-K

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

EXECUTIVE OFFICERS
Our executive officers as of February 27, 2009 were as follows:

Name	Age	Position with the Company

Peter Pfeiffer	60	President and Chief Executive Officer, AptarGroup, Inc.
Mr. Peter Pfeiffer has been President and Chief Executive Officer since January 1, 2008 and was Vice Chairman of the Board since 1993.
Stephen Hagge	57	Executive Vice President and Chief Operating Officer, AptarGroup, Inc.
Mr. Stephen Hagge has been Chief Operating Officer since January 1, 2008 and Executive Vice President since 1993. Prior to 2008, Mr. Hagge was Chief Financial Officer of AptarGroup.
Robert W. Kuhn	46	Executive Vice President and Chief Financial Officer, AptarGroup, Inc.
Mr. Robert Kuhn has been Chief Financial Officer since September 30, 2008 and prior to this was Vice President Financial Reporting since 2000.
Olivier Fourment	51	President Aptar Pharma
Mr. Olivier Fourment has been President of Aptar Pharma since January 1, 2008 and was Co-President of Valois Group since 2000.
Olivier de Pous	64	President Aptar Beauty and Home
Mr. Olivier de Pous has been President of Aptar Beauty and Home since January 1, 2008 and was Co-President of Valois Group since 2000.
Eric Ruskoski	61	President Aptar Closures
Mr. Eric Ruskoski has been President Aptar Closures since January 1, 2008 and was President of Seaquist Closures Group since 1987.

There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. You should carefully consider the following factors in addition to other information contained in this report on Form 10-K before purchasing any shares of our common stock.

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS
If we experience a long-term global recession, our business and operating results could be materially adversely impacted.  Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we are well positioned to withstand slowness in any one particular region. However, given the current crisis in global credit and financial markets (including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability), there can be no assurance that there will not be further deterioration in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by

6 /ATR
2008 Form 10-K

our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults and inventory or supply challenges. Some of our materials may be single-sourced. An interruption in supply would also impact our ability to meet customer demands. The continuing disruption in the credit markets has severely restricted access to capital. As a result, the ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be significantly constrained. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected. Furthermore, it is not certain whether the duration or depth of the crisis will be severe enough to cause a permanent shift in consumer behavior leading to reduced spending on grooming products and a substitution of economic utility over convenience.

In difficult market conditions, our high fixed costs combined with potentially lower revenues may negatively impact our results.  Our business is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult industry environments like the one we are currently experiencing, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. The market conditions in the future may continue to adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.

We face strong global competition and our market share could decline.  All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and segments. Competitors include privately and publicly held entities. Our competitors range from regional to international companies.
While we have experienced some competition from low cost Asian suppliers in some of our markets, particularly in the low-end fragrance/cosmetic and personal care market, this has not been significant. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States and Europe. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.

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

If our unionized employees were to engage in a strike or other work stoppage, our business and operating results and financial condition could be materially adversely affected.  Approximately 170 of our North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.

If we were to incur a significant product liability claim above our current insurance coverage, our operating results and financial condition could be materially adversely affected.  Approximately 22% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may be under administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in our Pharma segment or our other segments in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.

The success or failure of our customers’ products, particularly in the pharmaceutical market, may materially affect our operating results and financial condition.  In the pharmaceutical market, the proprietary nature of our customers’ products and the success or failure of their products in the market using our dispensing systems may have a material impact on our operating results and financial condition. We may potentially work for years on modifying our dispensing device to work in conjunction with a customer’s drug formulation. If the customer’s product is not successful on the market, the time and money spent may not be recovered. On the contrary, a successful product launch from one of our pharmaceutical customers may have a material positive impact on our operating results and financial condition.

7 /ATR
2008 Form 10-K

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

We have approximately $227 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income.  We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Part II, Item 7 (which is incorporated by reference herein).

FACTORS AFFECTING APTARGROUP STOCK
Ownership by Certain Significant Shareholders.  Neuberger Berman Inc. and State Farm Mutual Automobile Insurance Company each own approximately 13% and 9%, respectively, of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

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

8 /ATR
2008 Form 10-K

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

ARGENTINA Buenos Aires (1, 2 & 3)	BRAZIL Sao Paulo (1 & 3) Maringá Paraná (1)	CHINA Suzhou (1, 2 & 3)

CZECH REPUBLIC Ckyne (3)	FRANCE Annecy (1 & 2) Charleval (1) Le Neubourg (1) Le Vaudreuil (2) Oyonnax (1 & 3) Poincy (3) Verneuil Sur Avre (1)	GERMANY Böhringen (1) Dortmund (1) Eigeltingen (2) Freyung (3) Menden (1)

INDIA Himachal Pradesh (1)	IRELAND Ballinasloe, County Galway (1)	ITALY Manoppello (1) Milan (1) San Giovanni Teatino (Chieti) (1)

MEXICO Queretaro (1 & 3)	RUSSIA Vladimir (3)	SWITZERLAND Messovico (2) Neuchâtel (1)

SPAIN Torello (3)	THAILAND Chonburi (1)	UNITED KINGDOM Leeds, England (3)

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

In addition to the above countries, we have sales offices or other manufacturing facilities in Canada, Indonesia, and Japan. Our corporate office is located in Crystal Lake, Illinois.

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

9 /ATR
2008 Form 10-K

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES
AND SHARE PERFORMANCE

MARKET FOR REGISTRANT’S COMMON EQUITY

Information regarding market prices of our Common Stock and dividends declared may be found in Note 19 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 10, 2009, there were approximately 400 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2008, the FCP Aptar Savings Plan (the “Plan”) purchased 1,714 shares of our common stock on behalf of the participants at an average price of $30.52 per share, for an aggregate amount of $52.3 thousand. No shares were sold during the quarter. At December 31, 2008, the Plan owns 17,168 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended December 31, 2008:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet be
	Of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

10/1 - 10/31/08	—	$—	—	4,548,557
11/1 - 11/30/08	—	—	—	4,548,557
12/1 - 12/31/08	—	—	—	4,548,557

Total	—	$—	—	4,548,557

The Company announced the existing repurchase program on July 19, 2006. There is no expiration date for this repurchase program.

10 /ATR
2008 Form 10-K

SHARE PERFORMANCE

The following graph shows a five year comparison of the cumulative total stockholder return on AptarGroup’s common stock as compared to the cumulative total return of two other indexes: the Value Line Packaging & Container Industry Group (“Peer Group”) and the Standard & Poor’s 500 Composite Stock Price Index. The companies included in the Peer Group are: American Greetings Corporation, Inc., AptarGroup, Inc., Ball Corporation, Bemis Company, Inc., CLARCOR Inc., Crown Holdings, Inc., Greif, Inc., Mead Westvaco, Owen’s-Illinois, Inc., Packaging Corporation of America, Pactiv Corporation, Rock-Tenn Company, Sealed Air Corporation, Silgan Holdings, Inc., Smurfit-Stone Container Corporation and Sonoco Products Company. Changes in the Peer Group from year to year result from companies being added to or deleted from the Value Line Packaging & Container Industry Group. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

Comparison of 5 Year Cumulative Stockholder Returns

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
ATR	100	137	137	158	221	194

S&P 500	100	111	116	135	142	90

Peer Group	100	121	117	136	149	100

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

11 /ATR
2008 Form 10-K

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data
Years Ended December 31,	2008	2007	2006	2005	2004

Statement of Income Data:
Net Sales	$2,071.7	$1,892.2	$1,601.4	$1,380.0	$1,296.6
Cost of Sales (exclusive of depreciation shown below) (1)	1,411.3	1,283.8	1,086.3	927.6	866.9
% of Net Sales	68.1%	67.9%	67.8%	67.2%	66.8%
Selling, Research & Development and
Administrative (2)	300.8	274.2	238.9	203.4	194.4
% of Net Sales	14.5%	14.5%	14.9%	14.7%	15.0%
Depreciation and Amortization	131.1	123.5	114.6	99.2	94.5
% of Net Sales	6.3%	6.5%	7.2%	7.2%	7.3%
Operating Income	228.4	210.7	161.6	149.8	140.9
% of Net Sales	11.0%	11.1%	10.1%	10.9%	10.9%
Income from Continuing Operations (3)	153.5	139.5	102.9	100.0	3.3
% of Net Sales	7.4%	7.4%	6.4%	7.3%	7.2%
Income from Discontinued Operations
Net of Tax	—	2.2	—	—	—
% of Net Sales	—	0.1	—	—	—
Net Income (3)	153.5	141.7	102.9	100.0	93.3
% of Net Sales	7.4%	7.5%	6.4%	7.3%	7.2%

Net Income per Common Share (Basic):
Continuing Operations (4)	$2.26	$2.03	$1.48	$1.42	$1.29
Discontinued Operations (4)	—	.03	—	—	—
Net Income per Common Stock (Basic)	2.26	2.06	1.48	1.42	1.29
Net Income per Common Stock (Diluted):
Continuing Operations (4)	2.18	1.95	1.44	1.39	1.26
Discontinued Operations (4)	—	.03	—	—	—
Net Income per Common Share (Diluted)	2.18	1.98	1.44	1.39	1.26
Cash Dividends Declared per Common Share	.56	.50	.42	.35	.22

Balance Sheet and Other Data:
Capital Expenditures	$203.6	$137.9	$107.7	$104.4	$119.7
Total Assets	1,831.8	1,911.9	1,592.0	1,357.3	1,374.0
Long-Term Obligations	226.9	146.7	168.9	144.5	142.6
Net Debt (5)	99.4	49.1	125.7	129.0	35.5
Stockholders’ Equity	1,131.0	1,119.0	946.4	809.4	873.2
Capital Expenditures% of Net Sales	9.8%	7.3%	6.7%	7.6%	9.2%
Interest Bearing Debt to Total
Capitalization (6)	20.4%	24.5%	23.8%	23.4%	19.1%
Net Debt to Net Capitalization (7)	8.1%	4.2%	11.7%	13.7%	3.9%

(1)	Cost of Sales includes a charge for the expensing of stock options of $1.1, $1.0 and $0.9 million in 2008, 2007, and 2006, respectively, and Redeployment Program costs $1.6 and $2.1 million in 2007 and 2006, respectively.
(2)	Selling, Research & Development and Administrative includes a charge of $10.0, $13.0 and $12.4 million for the expensing of stock options in 2008, 2007 and 2006, respectively.
(3)	Net Income includes a charge for the expensing of stock options of $8.0, $10.5 and $8.7 million in 2008, 2007 and 2006, respectively, and Redeployment Program costs of $1.1 and $1.4 million in 2007 and 2006, respectively.
(4)	Net Income per basic and diluted common share includes the negative effects of $0.12, $0.15 and $0.12 for the expensing of stock options in 2008, 2007 and 2006, respectively, and $0.02 and $0.03 for Redeployment Program costs in 2007 and 2006, respectively.
(5)	Net Debt is interest bearing debt less cash and cash equivalents.
(6)	Total Capitalization is Stockholders’ Equity plus interest bearing debt.
(7)	Net Capitalization is Stockholders’ Equity plus Net Debt.

12 /ATR
2008 Form 10-K

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
2008 was a challenging year for AptarGroup. The previous year (2007) set an all-time record for the company and made comparisons very difficult. General economic conditions in the last quarter of 2008 significantly affected our results and throughout most of the year, we experienced unprecedented volatility in material costs. Attempts to pass these costs on to our customers were generally successful, but limited due to existing contracts and increased pressure from competition. The Pharma segment had an outstanding year in 2008 helping us to offset weak results in both the Beauty & Home and Closures segments. Nevertheless, we were still able to grow consolidated sales and income before continuing operations.

2008 HIGHLIGHTS

•	The year 2008 marked our 43rd consecutive year of increased revenue as sales grew 9% and eclipsed the $2 billion mark.
•	The strength of our Pharma segment helped offset profit declines at our other two operating segments.
•	We reported record diluted earnings per share from continuing operations of $2.18 or 12% more than the previous year record of $1.95 per share.
•	We repurchased more than 1.4 million shares of our common stock for approximately $57.6 million and increased our cash dividends paid to stockholders to $38.1 million from $34.4 million in 2007.
•	Our debt to capital is approximately 20% at the end of 2008 and our net debt (interest bearing debt less cash) to net capital (stockholder’s equity plus net debt) is approximately 8%.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2008		2007		2006
	Amount in	% of	Amount in	% of	Amount in	% of
	$ Thousands	Net Sales	$ Thousands	Net Sales	$ Thousands	Net Sales
Net sales	$2,071,685	100.0%	$1,892,167	100.0%	$1,601,385	100.0%
Cost of sales (exclusive of depreciation shown below)	1,411,275	68.1	1,283,773	67.9	1,086,269	67.8
Selling, research & development and administrative	300,846	14.5	274,196	14.5	238,907	14.9
Depreciation and amortization	131,145	6.3	123,466	6.5	114,606	7.2

Operating income	228,419	11.0	210,732	11.1	161,603	10.1
Other expense	(7,451)	(0.3)	(10,737)	(0.5)	(13,297)	(0.8)

Income from continuing operations before income taxes	220,968	10.7%	199,995	10.6%	148,306	9.3%

Income from continuing operations	153,495	7.4%	139,507	7.4%	102,896	6.4%

Effective tax rate		30.5%		30.2%		30.6%

Income from discontinued operations net of tax	—	—	2,232	0.1%	—	—

13 /ATR
2008 Form 10-K

NET SALES
Net sales increased more than 9% in 2008 to nearly $2.1 billion compared to $1.9 billion recorded in 2007. The U.S. dollar weakened against several currencies including the Euro (our primary foreign currency exposure) in 2008 compared to 2007, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 4% of the 9% sales growth. Approximately $9 million of the $180 million increase in net sales (less than 1% of the 9% increase) related to acquisitions completed during 2008. The remaining 4% of sales growth was due primarily to the strength of our Pharma segment. Sales price increases were primarily pass-throughs of the raw material cost increases we incurred during the year.
In 2007, net sales increased 18% to nearly $1.9 billion compared to $1.6 billion recorded in 2006. The U.S. dollar weakened slightly against several currencies in 2007 compared to 2006, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 7% of the 18% sales growth. Approximately $13.4 million of the $291 million increase in net sales (approximately 1% of the 18% increase) related to acquisitions completed during 2007 and 2006. The remaining 10% of sales growth was due primarily to increased demand of our innovative dispensing systems. Sales prices increased primarily to offset raw material cost increases.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2008	% of Total	2007	% of Total	2006	% of Total

Domestic	$531,054	26%	$498,231	26%	$470,405	29%
Europe	1,288,667	62%	1,180,443	63%	974,967	61%
Other Foreign	251,964	12%	213,493	11%	156,013	10%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percentage of net sales increased slightly in 2008 to 68.1% compared to 67.9% in 2007.

The following factors negatively impacted our cost of sales percentage in 2008:

Rising Input Costs.  Input costs, in particular resin, tinplate, utilities and transportation costs, continued to increase through the third quarter of 2008 over 2007, primarily in the U.S. and Europe, but also in the rest of the world. While we attempt to pass these rising input costs along in our selling prices we experience a lag in the timing of passing on these cost increases. We experienced decreases in certain material costs towards the end of the fourth quarter. However, the effects of these decreases do not offset the increases taken during the first nine months of the year.

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

Underutilized Overhead Costs in Certain Operations.  Certain of our business operations in the Beauty & Home and Closures business segments saw a decrease in unit volumes sold and as a result of the lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.

The following factor positively impacted our cost of sales percentage in 2008:

Favorable Product Mix.  Increased sales of our products to the pharmaceutical market which traditionally generate higher margins helped positively impact our cost of sales percentage in 2008.

Last in First Out (“LIFO”) Inventory Valuation.  Some of our U.S. operations use LIFO as their inventory valuation method. As some material costs, namely resins, dramatically decreased at the end of the fourth quarter, the decrease to the LIFO reserve in 2008 was approximately $2.3 million, thus positively impacting our cost of sales percentage in 2008.

In 2007, our cost of sales as a percentage of net sales increased to 67.9% compared to 67.8% in 2006.

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

14 /ATR
2008 Form 10-K

products produced in Europe (with costs denominated in Euros) and sold in currencies that are weaker compared to the Euro, have a negative impact on cost of sales as a percentage of net sales.

The following factors positively impacted our cost of sales percentage in 2007:

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

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 10% or $26.7 million in 2008. Changes in currency rates accounted for approximately $13.2 million of the increase or 5% of the 10% increase. The remaining increase is primarily due to inflationary cost increases, higher bad debt expense and higher professional fees related to several corporate initiatives. SG&A expenses as a percentage of sales remained consistent with the prior year at 14.5%.
In 2007, our SG&A increased approximately 15% or $35.3 million. Changes in currency rates accounted for approximately $13.8 million of the increase or 6% of the 15% increase. Acquisitions completed during 2006 accounted for $2.3 million or 1% of the 15% increase. The remainder of the increase is primarily due to inflationary cost increases as well as increased research and development costs associated with our innovative products currently under development. Nevertheless, SG&A as a percentage of sales decreased to 14.5% in 2007 compared to 14.9% in 2006.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased 6% or $7.7 million in 2008 to $131.1 million compared to $123.5 million in 2007. Changes in currency rates accounted for approximately $6.7 million of the increase. Depreciation and amortization expense decreased to 6.3% of net sales in 2008 compared to 6.5% in 2007.
In 2007, depreciation and amortization expense increased 8% or $8.9 million. Changes in currency rates accounted for approximately $7.2 million of the increase and acquisitions accounted for $0.9 million of the increase. An accelerated depreciation of software retired in 2007 accounted for the remainder of the increase. Depreciation and amortization expense decreased to 6.5% of net sales in 2007 compared to 7.2% in 2006.

OPERATING INCOME
Operating Income increased approximately $17.7 million or 8% to $228.4 million. The increase in operating income is primarily due to the increase in sales of our products to the pharmaceutical market and the relative strength of the euro compared to the U.S. dollar which has an additive effect on the translation of our European results. This was partially offset by higher input and SG&A costs as mentioned above. Operating income as a percentage of sales slightly decreased to 11.0% in 2008 compared to 11.1% in 2007.
In 2007, operating income increased approximately $49.1 million or 30% to $210.7 million. The increase in operating income is primarily due to the increase in sales volumes as well as the other reasons mentioned above. The higher sales volumes allowed us to leverage some of our fixed costs such as SG&A as well as Depreciation and Amortization, thus contributing to the increase in operating income. Operating income as a percentage of sales increased to 11.1% in 2007 compared to 10.1% in 2006.

NET OTHER EXPENSES
Net other expenses in 2008 decreased to $7.5 million compared to $10.7 million in 2007 principally reflecting the higher interest income of $4.2 million due to higher average cash balances in 2008 compared to 2007, offset partially by higher foreign currency losses of $1.7 million
In 2007, net other expenses decreased to $10.7 million compared to $13.3 million in 2006 principally reflecting the higher interest income of $4.7 million due to higher average cash balances in 2007 compared to 2006, offset partially by higher interest expense of $2.5 million due to higher average short term borrowings and slightly higher average interest rates.

EFFECTIVE TAX RATE ON INCOME FROM CONTINUING OPERATIONS
The reported effective tax rate on income from continuing operations for 2008 increased slightly to 30.5% compared to 30.2% in 2007. The increase in the tax provision for 2008 reflects primarily a change in the mix of income earned by country. This increase was partially offset by the benefits from tax changes that became effective in the current year related to an expanded R&D credit in France and lower tax rates in Germany and Italy.
In 2007, the reported effective tax rate for 2007 decreased to 30.2% compared to 30.6% in 2006, primarily due to a tax law change in Germany in 2007 reducing the statutory rate from 38% to 30% effective in 2008. This tax law change required us to reduce certain previously recorded net deferred tax liabilities by approximately $2.3 million in 2007.

15 /ATR
2008 Form 10-K

INCOME FROM CONTINUING OPERATIONS
We reported income from continuing operations of $153.5 million in 2008 compared to $139.5 million reported in 2007 and $102.9 million reported in 2006.

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

NET INCOME
We reported net income of $153.5 million in 2008 compared to $141.7 million reported in 2007 and $102.9 million reported in 2006.

BEAUTY & HOME SEGMENT

				% Change	% Change
Years Ended December 31,	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net Sales	$1,072,478	$1,005,218	$837,093	6.7%	20.1%
Segment Income (1)	91,516	99,553	72,396	(8.1)	37.5
Segment Income as a percentage of Net Sales	8.5%	9.9%	8.6%

(1)	Segment income is defined as earnings before net interest, corporate expenses and income taxes. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 17 to the Consolidated Financial Statements in Item 8.

Net sales increased approximately 7% in 2008 to $1.1 billion compared to $1.0 billion in 2007. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 5% of the increase while acquisitions were immaterial. The remaining 2% of the increase in sales was led by increased demand for our products from the fragrance/cosmetic market. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic market increased approximately 4% in 2008 reflecting a continued growth in developing markets such as Latin America and Southeast Asia. Sales to Eastern Europe, the US, and parts of Western Europe were down in the second half of the year due to general economic conditions. Sales excluding changes in exchange rates of our products to the personal care and household markets were flat and down 4% respectively in 2008. We do not see any erosion in our customer base, but again attribute this softness to the general economic conditions.
In 2007, net sales increased 20% in 2007 to $1.0 billion compared to $837.1 million in 2006. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 7% of the increase while acquisitions accounted for approximately 1% of the 20% increase in sales. The remaining 12% of the increase in sales was led by strong demand for our products from the fragrance/cosmetic and personal care markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic market increased approximately 15% in 2007 reflecting a combination of strong general market demand both in the high and low end of the market especially in developing markets such as Latin America and Southeast Asia. Sales to Eastern Europe and Russia also increased significantly. The continued success of our innovative fragrance sampling products also contributed to strong sales growth. Sales excluding changes in exchange rates of our products to the personal care market increased 10% in 2007, reflecting increased demand for our aerosol valve products in Europe as well as our new and innovative bag-on-valve and accessory products in North America. Sales excluding changes in exchange rates to the household market increased approximately 6% due primarily to an increase in insecticide sprays.
Segment income decreased approximately 8% to $91.5 million in 2008 compared to $99.6 million reported in 2007. The decrease in segment income of $8.1 million is due primarily to the significant increase in input costs for the first nine months of the year and our inability to pass on these costs fast enough to our customers. In addition, soft general economic conditions in the fourth quarter lead to underutilized capacity at some of our operations.
In 2007, segment income increased approximately 38% to $99.6 million in 2007 compared to $72.4 million reported in 2006. Acquisitions accounted for approximately $2.4 million or 3% of the 38% increase in segment income. The remainder of the increase in segment income of $24.7 million is due primarily to the increase in sales volumes mentioned above and the leveraging of fixed overhead costs worldwide. In addition, an increase in sales of our higher margin value added products helped contribute to the increase in profitability in 2007.

16 /ATR
2008 Form 10-K

CLOSURES SEGMENT

				% Change	% Change
Years Ended December 31,	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net Sales	$541,745	$493,000	$441,203	9.9%	11.7%
Segment Income	45,327	50,036	44,031	(9.4)	13.6
Segment Income as a percentage of Net Sales	8.4%	10.1%	10.0%

Net sales to the Closures segment increased nearly 10% in 2008 to $541.7 million compared to $493.0 million in 2007. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 4% of the increase. Of the remaining 6% growth, increased selling prices due to the rising cost of resin accounted for approximately 4% of the increase while sales of custom tooling contributed 1%. 2008 also represented two dramatically different halves of business for the Closures segment. The first half of the year was positively impacted by favorable exchange rates (mainly Euro), a higher resin pass through, and higher tooling sales. Conversely, the second half of 2008 saw an unfavorable exchange rate impact (Euro, Mexican Peso, and Brazilian Real) and lower tooling sales, primarily in Europe. For the full year, sales excluding changes in exchange rates of our products to the food market increased 19% in 2008 mainly due to new ketchup and salad dressing launches in the U.S. This increase was offset by a 15% decrease in the household market during 2008 reflecting the loss of a detergent cap customer as well as a general slowdown in the closure personal care market.
In 2007, net sales to the Closures segment increased nearly 12% in 2007 to $493.0 million compared to $441.2 million in 2006. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 5% of the increase while acquisitions accounted for approximately 2% of the 12% increase in sales. Sales excluding changes in exchange rates of our products to the personal care market increased 7% in 2007 while acquisitions accounted for nearly half of the growth. Sales excluding changes in exchange rates of our products to the household and food/beverage markets increased 8% and 10%, respectively, in 2007. Sales to the North American market decreased approximately 3% in 2007 reflecting a general slowdown in the closure personal care market. This decrease was more than offset by strong growth in both the European and Latin American markets.
Segment income decreased 9% to $45.3 million in 2008 compared to $50.0 million in 2007. As was the case with the Beauty and Home segment, rising input costs during the first nine months of the year and our inability to pass these increased costs on to customers fast enough coupled with underutilized fixed overhead costs particularly in Europe were the primary reasons for the decrease in profitability.
In 2007, segment income increased 14% to $50.0 million in 2007 compared to $44.0 million in 2006. Segment income from acquisitions was immaterial in 2007. A decrease in segment income in North America was primarily due to the lower sales volumes mentioned above as well as the normal delay of passing on the rising cost of resin to our customers. This decrease was more than offset by increases in segment income in both Europe and Latin America due to the increase in sales in those regions.

PHARMA SEGMENT

				% Change	% Change
Years Ended December 31,	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net Sales	$457,456	$393,868	$322,603	16.1%	22.1%
Segment Income	127,089	106,161	80,841	19.7	31.3
Segment Income as a percentage of Net Sales	27.8%	27.0%	25.1%

Net sales to the Pharma segment increased more than 16% in 2008 to $457.5 million compared to $393.9 million in 2007. Changes in foreign currency rates positively affected the sales growth and accounted for 6% of the total growth. The remaining increase is primarily related to increased demand for our metered dose inhaler valve (“MDI’s”) used to dispense asthma medications and nasal spray pumps used to dispense allergy medications.
In 2007, net sales to the Pharma segment increased more than 22% in 2007 to $393.9 million compared to $322.6 million in 2006. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 8% of the 22% increase in sales. The remainder of the increase was due to increased sales of our nasal spray pumps and increased sales of our MDI valves relating primarily to new customer launches.
Segment income increased 19.7% to $127.1 million in 2008 compared to $106.2 million reported in 2007. The increase in segment income is primarily due to the higher sales volumes detailed above.
In 2007, segment income increased 31% to $106.2 million in 2007 compared to $80.8 million reported in 2006. The increase in segment income is primarily due to the higher sales volumes mentioned above as well as a reduction in quality-related and compliance costs compared to the prior year.

17 /ATR
2008 Form 10-K

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents decreased to $192.1 million at the end of 2008 from $313.7 million at the end of 2007. Total short and long-term interest bearing debt decreased to $291.5 million at the end of 2008 from $362.9 million at the end of 2007. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders’ Equity plus Net Debt) increased to 8% compared to 4% as of December 31, 2007.
In 2008, our operations provided $270.2 million in cash flow. This compares with $273.5 million in 2007 and $197.5 million in 2006. In each of the past three years, we primarily derived cash flow from operations from earnings before depreciation and amortization partially offset by an increase in working capital needs to support the growth of the business. During 2008, we utilized the majority of the operating cash flows to finance capital expenditures and share repurchases.
We used $225.5 million in cash for investing activities during 2008, compared to $131.2 million during 2007 and $141.8 million in 2006. This increase in cash used for investing activities in 2008 is primarily due to increased capital expenditures compared to the prior two years and $14.4 million more cash spent for acquisitions of businesses in 2008 compared to 2007. Capital expenditures totaled $203.6 million in 2008, $137.9 million in 2007 and $107.7 million in 2006. The increase in capital expenditures is primarily related to the purchase of a building in the U.S. that had previously been leased, the expansion of our Pharma segment facilities in France and Germany, investment in a new worldwide ERP system, and investments related to capacity increases for certain of our product lines. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that we will spend approximately $129 million (assuming current exchange rates) on capital expenditures in 2009.
We used $151.6 million in cash for financing activities during 2008 compared to $22.9 million in 2007 and $17.3 million in 2006. We refinanced some of our short term variable rate debt with a $100 million fixed rate private placement debt in the third quarter of 2008. $25 million of the private placement debt has a five year maturity and a fixed interest rate of 5.41% while the remaining $75 million matures in ten years and carries a 6.03% fixed interest rate. In the fourth quarter of 2008, we borrowed $100 million on an intercompany loan basis from one of our European affiliates, taking advantage of certain temporary U.S. tax law changes which enabled us to borrow the money on a short term basis without adverse U.S. tax consequences. This $100 million was used to pay down borrowings under our revolving credit facility.
In 2006, we negotiated an amendment to our revolving credit facility (including a $50 million increase in the amount of the facility to $200 million). Under this credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. At December 31, 2008, the amount unused and available under this agreement was $175 million. We are required to pay a nominal fee for this commitment based on our financial condition. The Company exercised its option to extend the maturity of this agreement during 2008. The agreement expires on July 31, 2012, but the Company has an option to extend the maturity by one additional year. The Company can also request a $100 million increase in the total amount of the facility. In 2006, we refinanced $50 million of existing borrowings with ten year private placement debt at a fixed interest rate of 6.0%.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2008

Debt to total capital ratio	55%	21%

Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional one billion before the 55% requirement was exceeded.
Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $192 million in cash and equivalents is located outside of the U.S.
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

18 /ATR
2008 Form 10-K

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2008:

					2014 and
Payment Due by Period	Total	2009	2010-2011	2012-2013	After

Long-term debt (1)	$245,055	$23,901	$70,218	$25,694	$125,242
Capital lease obligations (1)	6,533	799	2,048	1,120	2,566
Operating leases	47,110	14,997	20,210	8,956	2,947
Interest obligations (2)	83,594	14,617	22,335	17,702	28,940
Required minimum pension contribution (3)	5,393	—	5,393	—	—
Other liabilities reflected on the balance sheet under GAAP (4)	34	34	—	—	—

Total Contractual Obligations	$387,719	$54,348	$120,204	$53,472	$159,695

(1)	The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)	Approximately 20% of our total interest bearing debt has variable interest rates. Using our variable rate debt outstanding as of December 31, 2008 of approximately $55.1 million at an average rate of approximately 3%, we included approximately $1.4 million of variable interest rate obligations in 2009. No variable interest rate obligations were included in subsequent years.
(3)	Amount represents the required minimum pension contribution obligation for the Company’s U.S. plans at this time. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2009 and future years. Therefore amounts related to these plans are not included in the proceeding table.
(4)	Amount included represents the current portion of the liability for uncertain tax positions under FIN 48. Aside from deferred income taxes and minority interest, we have approximately $73.5 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 9 to the Consolidated Financial Statements and a FIN 48 long-term liability for uncertain tax positions described in Note 6 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the FIN 48 liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Accounting Standard (“SFAS”) No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative

19 /ATR
2008 Form 10-K

and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the financial position, results of operations, or cash flows of the Company.
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

IMPAIRMENT OF GOODWILL
In accordance with SFAS No. 142, we evaluate our goodwill for impairment on an annual basis at the end of the fourth quarter or whenever indicators of impairment exist. SFAS No. 142 requires that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.
As discussed in Note 4 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $227.0 million is shown on our balance sheet as of December 31, 2008.
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
The $227.0 million of goodwill is reported in three reporting units. Two of the three reporting units have fair values, which significantly exceed their carrying values. The third reporting unit contains approximately $40.1 million of the total $227.0 million in goodwill and has the smallest excess of fair value over carrying value of the three reporting units.
We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 57% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $40.1 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $40.1 million of goodwill would be at risk for impairment. A full

20 /ATR
2008 Form 10-K

$40.1 million impairment loss would have reduced Total Assets as of December 31, 2008 by approximately 2% and would have reduced Income From Continuing Operations Before Income Taxes in 2008 by approximately 18%.
If we had been required to recognize an impairment loss of the full $40.1 million, it would likely not have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.

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
When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2008, we added approximately $3.1 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $2.3 million. Please refer to Schedule II — Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.
We had approximately $343.9 million in net accounts receivable at December 31, 2008. At December 31, 2008, we had approximately $11.9 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $17.0 million. An additional loss of $17.0 million would reduce our Total Assets as of December 31, 2008 by approximately 1% and would have reduced Income From Continuing Operations Before Income Taxes by approximately 8%.
If we had been required to recognize an additional $17.0 million in bad debt expense, it would likely not have affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

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
The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio such as the Citigroup Pension Index Curve. At December 31, 2008, the discount rates for our domestic and foreign plans were 6.00% and 5.60%, respectively.
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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $19.3 million increase in the PBO ($12.8 million for the domestic plans and $6.5 million for the foreign plans) and a $2.5 million increase in net periodic benefit cost ($1.7 million for the domestic plans and $0.8 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $15.3 million decrease in the PBO ($10.1 million for the domestic plans and $5.2 million for the foreign plans) and a $1.5 million decrease in net periodic benefit cost ($1.0 million for the domestic plans and $0.5 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Stockholders’ Equity.

21 /ATR
2008 Form 10-K

The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 54% was invested in equities, 28% was invested in fixed income securities, 14% was invested in infrastructure and 4% was invested in a money market fund at December 31, 2008. Of foreign plan assets, approximately 30% was invested in equities, 60% was invested in fixed income securities and 10% was invested in real estate at December 31, 2008.
The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $0.6 million increase (or decrease) in net periodic benefit cost.
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $2.2 million decrease in the PBO ($0.7 million for the domestic plans and $1.5 million for the foreign plans) and a $0.3 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $2.4 million increase in the PBO ($0.8 million for the domestic plans and $1.6 million for the foreign plans) and a $0.3 million increase to the net periodic benefit cost.

Our primary pension related assumptions as of December 31, 2008 and 2007 were as follows:

Actuarial Assumptions as of December 31,	2008	2007

Discount rate:
Domestic plans	6.00%	6.40%
Foreign plans	5.60%	5.25%

Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	6.00%	6.00%

Rate of compensation increase:
Domestic plans	4.00%	4.50%
Foreign plans	3.00%	3.00%

In order to determine the 2009 net periodic benefit cost, the Company expects to use the December 31, 2008 discount rates, rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets. The estimated impact of the changes to the assumptions as noted in the table above on our 2009 net periodic benefit cost is not expected to be significant.

SHARE-BASED COMPENSATION
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
For 2008, share-based compensation reduced our operating income by $11.1 million and our diluted earnings per share by approximately $0.11. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a 1 year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.6 million. On the contrary, a 1 year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.5 million. In addition, changes in the stock price at the date of the grant would impact our share-based compensation expense. For example, a $5 decrease in the stock price would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $1.1 million. On the contrary, a $5 increase in the stock price would increase the Black-Scholes valuation and increase share-based compensation by approximately $1.1 million.

22 /ATR
2008 Form 10-K

OPERATIONS OUTLOOK

Overall, there is a great deal of concern regarding the global economy heading into 2009. The unprecedented uncertainty and lack of visibility not only for AptarGroup but for our customers has made it difficult to provide forecasts with any degree of confidence. We believe that the strength of our balance sheet, the breadth of our product offerings and the geographical diversification of our business should allow us to withstand any slowness in one particular region or segment of our business. However, continued recessionary periods could adversely impact our business and operating results.
To mitigate these risks, we are intensifying our review of our operations and making adjustments where necessary, including developing contingency plans to offset costs and reduce capital expenditures. At the same time, we remain committed to being the innovative leader and we will maintain the flexibility needed to help our customers when their businesses regain strength.
In 2008, the cost of raw materials, in particular resin and metal components, increased significantly through the first three quarters before decreasing in the fourth quarter. We are not expecting these costs to change significantly in 2009. Our ability to pass on any additional increases in raw material prices to our customers depends on competitive forces in the marketplace. Delays or difficulties encountered with passing on price increases to our customers could have a negative impact on our 2009 anticipated results.
We are anticipating gains in productivity and cost savings to partially offset certain price declines and cost increases. Should we be unable to attain these productivity gains and cost savings, our results could be negatively impacted.
The U.S. dollar has recently strengthened compared to the Euro and other currencies during the fourth quarter of 2008. Since a majority of our sales are denominated in Euros, a strengthening dollar will have a dilutive impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European countries with Euro based costs, into the U.S. and sold in U.S. dollars. A strengthened U.S. dollar compared to the Euro makes imported European produced products less expensive, thereby improving operating margins. The net impact of the strengthened U.S. dollar is difficult to predict or estimate, but it is likely that any negative impact realized from translating Euro denominated financial statements into U.S. dollars would only be partially offset by the lower cost of imported products.
We expect the annual effective tax rate for 2009 to be in the range of 29.0% to 31.0% compared to a rate of 30.5% for 2008.
We are anticipating diluted earnings per share for the first quarter of 2009 to be in the range of $.35 to $.40 per share compared to $.52 per share recorded in the prior year first quarter.

23 /ATR
2008 Form 10-K

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic, environmental and political conditions worldwide;
•	changes in customer and/or consumer spending levels;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	significant fluctuations in foreign currency exchange rates;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	work stoppages due to labor disputes;
•	the demand for existing and new products;
•	fiscal and monetary policy, including changes in worldwide tax rates;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims;
•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations and
•	other risks associated with our operations.

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

24 /ATR
2008 Form 10-K

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities. Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the British Pound, South American and Asian currencies, among others. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect.
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
The table below provides information, as of December 31, 2008, about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2009 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

In thousands
		Average
Year Ended December 31, 2008		Contractual
Buy/Sell	Contract Amount	Exchange Rate

Euro/U.S. Dollar	$127,696	1.3062
Swiss Francs/Euro	36,210	0.6554
U.S. Dollar/Euro	8,482	0.7011
Euro/Brazilian Real	6,933	4.5197
U.S. Dollar/Chinese Yuan	6,000	6.8731
Euro/Russian Ruble	5,852	37.4988
Czech Koruna/Euro	4,610	0.0385
Argentinean Peso/U.S. Dollar	2,500	0.3076
Euro/ Chinese Yuan	2,332	9.5628
Canadian Dollar/U.S. Dollar	1,800	0.7981
Other	4,968

Total	$207,383

As of December 31, 2008, we have recorded the fair value of foreign currency forward exchange contracts of $11 million in prepaid expenses and other current assets, $255 thousand in accounts payable and accrued liabilities and $940 thousand in deferred and other non-current liabilities in the balance sheet.
At December 31, 2008, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $15 million, which requires us to pay a variable interest rate (which was 2.4% at December 31, 2008) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.1 million, assuming a tax rate of 30%. As of December 31, 2008, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2008 as any hedge ineffectiveness for the period is minimal.
As of December 31, 2008, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($2.4 million) as of December 31, 2008. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.8 million) as of December 31, 2007. During the year ended December 31, 2008, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. These foreign currency forward contracts hedge forecasted transactions for approximately three years (March 2012).

25 /ATR
2008 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts
Years Ended December 31,	2008	2007	2006
Net Sales	$2,071,685	$1,892,167	$1,601,385

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	1,411,275	1,283,773	1,086,269
Selling, research & development and administrative	300,846	274,196	238,907
Depreciation and amortization	131,145	123,466	114,606

	1,843,266	1,681,435	1,439,782

Operating Income	228,419	210,732	161,603

Other Income (Expense):
Interest expense	(18,687)	(19,492)	(16,985)
Interest income	13,120	8,918	4,214
Equity in results of affiliates	310	483	506
Minority interests	(6)	33	(80)
Miscellaneous, net	(2,188)	(679)	(952)

	(7,451)	(10,737)	(13,297)

Income from Continuing Operations Before Income Taxes	220,968	199,995	148,306

Provision For Income Taxes	67,473	60,488	45,410

Income From Continuing Operations	153,495	139,507	102,896

Income From Discontinued Operations Net of Tax	—	2,232	—

Net Income	$153,495	$141,739	$102,896

Net Income Per Common Share (Basic):
Continuing Operations	$2.26	$2.03	$1.48

Discontinued Operations	$—	$0.03	$—

Net Income Per Common Share (Basic)	$2.26	$2.06	$1.48

Net Income Per Common Share (Diluted):
Continuing Operations	$2.18	$1.95	$1.43

Discontinued Operations	$—	$0.03	$—

Net Income Per Common Share (Diluted)	$2.18	$1.98	$1.43

See accompanying notes to consolidated financial statements.

26 /ATR
2008 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2008	2007

Assets
Current Assets:
Cash and equivalents	$192,072	$313,739
Accounts and notes receivable, less allowance for doubtful accounts of $11,900 in 2008 and $11,139 in 2007	343,937	360,736
Inventories	244,775	272,556
Prepayments and other	78,965	56,414

	859,749	1,003,445

Property, Plant and Equipment:
Buildings and improvements	297,093	264,535
Machinery and equipment	1,484,353	1,408,761

	1,781,446	1,673,296
Less: Accumulated depreciation	(1,078,063)	(1,033,544)

	703,383	639,752
Land	17,499	16,756

	720,882	656,508

Other Assets:
Investments in affiliates	712	4,085
Goodwill	227,041	222,668
Intangible assets	14,061	17,814
Miscellaneous	9,377	7,430

	251,191	251,997

Total Assets	$1,831,822	$1,911,950

See accompanying notes to consolidated financial statements.

27 /ATR
2008 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2008	2007

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$39,919	$190,176
Current maturities of long-term obligations	24,700	25,983
Accounts payable and accrued liabilities	310,408	349,030

	375,027	565,189

Long-Term Obligations	226,888	146,711

Deferred Liabilities and Other:
Deferred income taxes	24,561	28,613
Retirement and deferred compensation plans	62,476	42,787
Deferred and other non-current liabilities	11,072	9,079
Commitments and contingencies	—	—
Minority interests	768	553

	98,877	81,032

Stockholders’ Equity:
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized, and 80.1 and 79.4 million issued at 2008 and 2007, respectively	801	794
Capital in excess of par value	254,216	229,022
Retained Earnings	1,065,998	950,566
Accumulated other comprehensive income	139,300	214,294
Less: Treasury stock at cost, 12.5 million and 11.2 million shares in 2008 and 2007, respectively	(329,285)	(275,658)

	1,131,030	1,119,018

Total Liabilities and Stockholders’ Equity	$1,831,822	$1,911,950

See accompanying notes to consolidated financial statements.

28 /ATR
2008 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Years Ended December 31,	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$153,495	$141,739	$102,896
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	124,884	118,946	109,037
Amortization	6,261	4,520	5,569
Stock option based compensation	11,054	14,036	13,313
Gain on disposition of business, net	—	(2,232)	—
Provision for bad debts	3,063	1,970	1,893
Labor redeployment	—	(43)	(1,327)
Minority interests	6	(33)	80
Deferred income taxes	(1,326)	(11,783)	(10,142)
Retirement and deferred compensation plans	1,564	1,809	6,223
Equity in results of affiliates in excess of cash distributions received	(113)	(301)	(506)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	(5,288)	(8,347)	(27,376)
Inventories	16,800	(26,261)	(22,801)
Prepaid and other current assets	(10,126)	(2,960)	1,051
Accounts payable and accrued liabilities	(13,150)	32,745	17,477
Income taxes payable	(23,327)	8,357	5,243
Other changes, net	6,414	1,301	(3,169)

Net cash provided by operations	270,211	273,463	197,461

Cash Flows from Investing Activities:
Capital expenditures	(203,600)	(137,944)	(107,663)
Disposition of property and equipment	585	6,232	6,948
Intangible assets	(1,323)	(1,195)	(4,696)
Acquisition of business, net of cash acquired	(19,501)	(5,151)	(36,787)
Disposition of business	—	6,653	—
Investment in affiliates	(801)	—	—
Notes receivable, net	(901)	162	355

Net cash used by investing activities	(225,541)	(131,243)	(141,843)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	88,699	2,128
Repayments of notes payable	(149,123)	—	—
Proceeds from long-term obligations	100,650	1,298	54,545
Repayments of long-term obligations	(25,227)	(26,030)	(9,217)
Dividends paid	(38,063)	(34,439)	(29,279)
Proceeds from stock option exercises	13,913	19,050	19,535
Purchase of treasury stock	(57,569)	(76,391)	(57,682)
Excess tax benefit from exercise of stock options	3,797	4,910	2,624

Net cash used by financing activities	(151,622)	(22,903)	(17,346)

Effect of Exchange Rate Changes on Cash	(14,715)	23,846	14,669

Net (decrease)/increase in Cash and Equivalents	(121,667)	143,163	52,941
Cash and Equivalents at Beginning of Period	313,739	170,576	117,635

Cash and Equivalents at End of Period	$192,072	$313,739	$170,576

Supplemental Cash Flow Disclosure:
Interest paid	$16,057	$19,981	$14,029
Income taxes paid	76,002	63,336	50,500
Capital lease obligations	—	—	1,780

See accompanying notes to consolidated financial statements.

29 /ATR
2008 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2008, 2007 and 2006

In thousands
				Accumulated
				Other	Common		Capital in
	Comprehensive	Total	Retained	Comprehensive	Stock	Treasury	Excess of
	Income	Equity	Earnings	Income/(Loss)	Par Value	Stock	Par Value

Balance – December 31, 2005:		$809,388	$771,304	$24,289	$386	$(149,454)	$162,863
Net income	$102,896	102,896	102,896
Foreign currency translation adjustments	88,678	88,678		88,678
Minimum pension liability adjustment, net of tax	867	867		867
Net loss on Derivatives	(28)	(28)		(28)

Comprehensive income	$192,413

Stock option exercises & restricted stock vestings		35,861			6	3,375	32,480
Adjustment to initially adopt SFAS 158, net of tax		(4,301)		(4,301)
Cash dividends declared on common stock		(29,279)	(29,279)
Treasury stock purchased		(57,682)				(57,682)

Balance – December 31, 2006:		946,400	844,921	109,505	392	(203,761)	195,343
Net income	$141,739	141,739	141,739
Foreign currency translation adjustments	103,757	103,757		103,757
Changes in unrecognized pension gains/losses and related amortization, net of tax	1,014	1,014		1,014
Net gain on Derivatives	18	18		18

Comprehensive income	$246,528

Stock option exercises & restricted stock vestings		38,575			9	4,494	34,072
Adjustment to initially adopt FIN 48		(1,655)	(1,655)
Adjustment for stock split					393		(393)
Cash dividends declared on common stock		(34,439)	(34,439)
Treasury stock purchased		(76,391)				(76,391)

Balance – December 31, 2007:		1,119,018	950,566	214,294	794	(275,658)	229,022
Net income	$153,495	153,495	153,495
Foreign currency translation adjustments	(61,250)	(61,250)		(61,250)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(13,164)	(13,164)		(13,164)
Treasury Locks, net of tax	(595)	(595)		(595)
Net gain on Derivatives, net of tax	15	15		15

Comprehensive income	$78,501

Stock option exercises & restricted stock vestings		29,143			7	3,942	25,194
Cash dividends declared on common stock		(38,063)	(38,063)
Treasury stock purchased		(57,569)				(57,569)

Balance – December 31, 2008:		$1,131,030	$1,065,998	$139,300	$801	$(329,285)	$254,216

See accompanying notes to consolidated financial statement.

30 /ATR
2008 Form 10-K

AptarGroup, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise indicated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
AptarGroup, Inc. is a global company that designs, manufactures and sells consumer product dispensing systems. The Company focuses on providing value-added components to a variety of global consumer product marketers in the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage industries. The Company has manufacturing facilities located throughout the world including North America, Europe, Asia and South America.

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

INVESTMENTS IN AFFILIATED COMPANIES
The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. These investments are in companies that manufacture and distribute products similar to the Company’s products. The Company received dividends from affiliated companies of $197 and $182 in 2008 and 2007, respectively. The Company received no dividends from affiliated companies in 2006. The Company has approximately $726 million included in its December 31, 2008 consolidated retained earnings, which represent undistributed earnings of affiliated companies accounted for by the equity method.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. Goodwill and indefinite-lived intangible assets must be tested annually, or more frequently as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2008. The fair values of the reporting units exceeded the carrying values in 2008 and 2007 and, therefore, no impairment of goodwill was recorded in 2008 and 2007. In 2006, a goodwill impairment loss for one reporting unit of $1,615 was recognized for a research and development company that works on electronic dispensing systems due to a decrease in active customer projects and lack of new potential applications.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is

31 /ATR
2008 Form 10-K

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

RESEARCH & DEVELOPMENT EXPENSES
Research and development costs are expensed as incurred. These costs amounted to $60,855, $55,861 and $48,178 in 2008, 2007 and 2006, respectively.

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
Except as noted below, the Company has the expressed intention to reinvest the undistributed earnings of its non-U.S. subsidiaries, which meets the indefinite reversal criteria of Accounting Principles Board Opinion Number 23, “Accounting for Income Taxes-Special Areas” (“APB 23”). A provision has not been made for U.S. or additional foreign taxes on $726 million of undistributed earnings of non-U.S. subsidiaries, which has been designated as permanently reinvested as of December 31, 2008. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. The Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof. In 2006 and 2007, the Company decided to repatriate a portion of non-U.S. subsidiary current year earnings in 2007 and 2008, respectively, and deferred taxes related to the repatriations were provided for in the year the decision was made. The Company has no plans at this time to repatriate funds to the U.S. during 2009.
The Company has adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 6 for more information.

TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $3,293, $1,636 and $1,698 in 2008, 2007 and 2006, respectively.

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
SFAS 123R upon adoption required the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. For awards granted prior to adoption, the Company recognizes compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. See Note 15 for more information.

32 /ATR
2008 Form 10-K

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

NOTE 3 INVENTORIES

At December 31, 2008 and 2007, approximately 23% of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2008	2007

Raw materials	$93,081	$101,993
Work-in-process	55,228	59,894
Finished goods	99,310	115,774

Total	247,619	277,661
Less LIFO reserve	(2,844)	(5,105)

Total	$244,775	$272,556

NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual analysis of the fair value of its reporting units as of December 31, 2008 using both a discounted cash flow analysis and market multiple approach.
The changes in the carrying amount of goodwill for the year ended December 31, 2008, are as follows by reporting segment:

		Beauty &
	Pharma	Home	Closures	Total

Balance as of December 31, 2007	$25,413	$158,537	$38,718	$222,668
Acquisitions (See Note 18)	3,735	3,421	2,575	9,731
Foreign currency exchange effects	(1,015)	(3,135)	(1,208)	(5,358)

Balance as of December 31, 2008	$28,133	$158,823	$40,085	$227,041

The table below shows a summary of intangible assets for the years ended December 31, 2008 and 2007.

		2008			2007
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
(Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortization intangible assets:
Patents	14	$18,854	$(13,357)	$5,497	$19,194	$(12,230)	$6,964
License agreements and other	7	25,641	(17,077)	8,564	23,557	(12,707)	10,850

Total intangible assets	10	$44,495	$(30,434)	$14,061	$42,751	$(24,937)	$17,814

33 /ATR
2008 Form 10-K

Aggregate amortization expense for the intangible assets above for the years ended December 31, 2008, 2007 and 2006 was $6,261, $4,520, and $3,954, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2009	$4,183
2010	$3,650
2011	$2,374
2012	$1,630
2013	$1,373

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2008.

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2008 and 2007, accounts payable and accrued liabilities consisted of the following:

	2008	2007

Accounts payable, principally trade	$133,575	$156,376
Accrued employee compensation costs	78,502	83,231
Unearned income	30,251	24,029
Other accrued liabilities	68,080	85,394

Total	$310,408	$349,030

NOTE 6 INCOME TAXES

Income from continuing operations before income taxes consists of:

Years Ended December 31,	2008	2007	2006

United States	$21,771	$16,505	$21,846
International	199,197	183,490	126,460

Total	$220,968	$199,995	$148,306

The provision for income taxes from continuing operations is comprised of:

Years Ended December 31,	2008	2007	2006

Current:
U.S. Federal	$11,520	$12,737	$16,612
State/Local	569	459	1,618
International	56,710	59,075	37,322

	$68,799	$72,271	$55,552

Deferred:
U.S. Federal/State	$(8)	$(5,110)	$(9,870)
International	(1,318)	(6,673)	(272)

	$(1,326)	$(11,783)	$(10,142)

Total	$67,473	$60,488	$45,410

The gain on the sale of the discontinued operations resulted in additional tax expense of $1,714 in 2007.

34 /ATR
2008 Form 10-K

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2008, 2007 and 2006 to income before income taxes is as follows:

Years Ended December 31,	2008	2007	2006

Income tax at statutory rate	$77,339	$69,998	$51,907
State income taxes, net of federal benefit	499	189	947
Research & development credits	(5,863)	(3,193)	(2,837)
Provision for distribution of foreign earnings	3,953	3,524	1,551
German tax rate reduction	—	(2,250)	—
German unremitted earnings tax credit	—	—	(1,584)
Italian government special election	—	(1,025)	—
Rate differential on earnings of foreign operations	(9,259)	(6,046)	(3,718)
Other items, net	804	(709)	(856)

Actual income tax provision	$67,473	$60,488	$45,410

Effective income tax rate	30.5%	30.2%	30.6%

The tax provision for 2008 reflects the benefits from tax changes that became effective in the current year related to an expanded R&D credit in France and lower tax rates in Germany and Italy. These benefits helped to offset the additional cost from increased repatriation to the US during 2008.
The tax provision for 2007 included a benefit of $2.3 million from a reduction in the corporate tax rates in Germany. The tax benefits reflected are attributable to the revaluation of the deferred tax assets and liabilities using the new rates as of December 31, 2007. The $1.0 million reduction from Italy was due to a special election in connection with the enactment of lower corporate tax rates, effective in 2008. The affect of the special election increased current taxes by $0.6 million, which was offset by a reduction of previously recorded deferred tax liabilities by $1.6 million.
The tax provision for 2006 included a benefit of $1.6 million from a change in German tax law as to the manner in which corporations receive refunds that exist from the corporate tax system that was in force in Germany until 2001. The refund is payable over a 10 year period beginning in 2008 and is shown at the appropriate discounted amount.
Significant deferred tax assets and liabilities as of December 31, 2008 and 2007 are comprised of the following temporary differences:

	2008	2007

Deferred Tax Assets:
Pension liabilities	$12,976	$6,218
Stock options	7,094	4,033
Inventory	5,861	6,487
Vacation	3,633	3,505
Workers compensation	3,036	2,984
Net operating loss carryforwards	3,021	3,468
Allowance for doubtful accounts	2,307	2,024
Accruals	1,371	1,590
Foreign tax credit carryforwards	1,127	2,360
Other	578	574

Total gross deferred tax assets	41,004	33,243
Less valuation allowance	(2,903)	(4,396)

Net deferred tax assets	38,101	28,847

Deferred Tax Liabilities:
Depreciation and amortization	36,132	32,490
Leases	8,422	8,443
Undistributed earnings of foreign subsidiaries	—	2,200
Other	—	769

Total gross deferred tax liabilities	44,554	43,902

Net deferred tax liabilities	$6,453	$15,055

Gross deferred tax assets for tax loss carryforwards decreased from $3.4 million at December 31, 2007 to $3.0 million at December 31, 2008. Assets of $1.2 million related to losses in non-US jurisdictions were realized in 2008, offset by an increase of $0.6 million for losses in non-US jurisdictions and $0.2 million of US state losses. A portion of the non-US losses expire in the

35 /ATR
2008 Form 10-K

years 2013 – 2016. The US state losses expire in the years 2016 – 2024. Management does not believe the benefit of the non-US losses ($0.4 million) nor the benefit of the US state losses ($1.4 million) will be realized.
US foreign tax credit carryforwards decreased from $2.4 million at December 31, 2007 to $1.1 million at December 31, 2008. The Company was able to utilize a portion of the carryforwards due to increased repatriation to the US. The remaining credits begin to expire in 2014. Management believes the Company will not be able to realize the benefits of these deferred tax assets.
The Company has established a valuation allowance for the deferred tax assets related primarily to the US state tax losses and foreign tax credit carryforwards not expected to be realized. The valuation allowance decreased from $4.4 million at December 31, 2007 to $2.9 million at December 31, 2008, reflecting the utilization of non-US tax losses and US foreign tax credits not previously expected to be realized.
No provision for taxes on the cumulative earnings of non-US subsidiaries that have been permanently reinvested has been made. These earnings relate to ongoing operations and, at December 31, 2008, were approximately $726 million. Deferred taxes are provided for earnings of non-US subsidiaries when we plan to remit those earnings to the US.
The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.5 million would become payable in the event the income was distributed.

INCOME TAX UNCERTAINTIES
In accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, the Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2008	2007

Balance at January 1	$6,492	$7,000
Increases based on tax positions for the current year	$1,352	$1,115
Increases based on tax positions for prior years	4,362	533
Decreases based on tax positions for prior years	(1,085)	(182)
Settlements	(24)	(682)
Lapse of statute of limitations	$(1,436)	$(1,292)

Balance at December 31	$9,661	$6,492

The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $8.9 million. For the next twelve months, the Company does not anticipate any material changes in its liability for income tax uncertainties.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. During 2008, the Company recognized $0.2 million in interest and penalties. The Company had approximately $1.4 million and $1.2 million accrued for the payment of interest and penalties as of December 31, 2008 and 2007, respectively.
The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Tax Years
Major Tax	Subject to
Jurisdiction	Examination

United States – Federal	2005 – 2008
United States – States	2004 – 2008
France	2006 – 2008
Germany	2006 – 2008
Italy	2004 – 2008
Switzerland	1997 – 2008

NOTE 7 DEBT

Average borrowings under unsecured lines of credit were $156.3 million and $145.0 million for 2008 and 2007, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 3.6% for 2008 and 5.5% for 2007. There are no compensating balance requirements associated with short-term borrowings. In July of 2006, the Company entered into an amended five-year $200 million revolving credit facility. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company is required to pay a fee for this commitment. Commitment or facility fee payments in 2008, 2007 and 2006 were not significant. The amounts borrowed under this agreement were $25.0 million and $150.0 million at December 31, 2008 and 2007, respectively.
The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests.

36 /ATR
2008 Form 10-K

At December 31, the Company’s long-term obligations consisted of the following:

	2008	2007

Notes payable 0.5% – 15.5%, due in monthly and annual installments through 2015	$4,787	$6,035
Senior unsecured notes 6.6%, due in installments through 2011	65,268	86,596
Senior unsecured notes 5.1%, due in 2011	25,000	25,000
Senior unsecured notes 5.4% due in 2013	25,000	—
Senior unsecured notes 6.0% due in 2016	50,000	50,000
Senior unsecured notes 6.0% due in 2018	75,000	—
Mortgage payable at 2.1%, due in monthly and annual installments through 2008	—	122
Capital lease obligations	6,533	4,941

	251,588	172,694
Current maturities of long-term obligations	(24,700)	(25,983)

Total long-term obligations	$226,888	$146,711

Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.
Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 8, due annually for the five years and thereafter beginning in 2009 are $23,901, $22,171, $48,046, $346, $25,348 and $125,242 thereafter.

NOTE 8 LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2018. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term. In 2008, the Company purchased a building that was under a lease expiring 2008 for $9.5 million. This amount is approximately the amount expended by the lessor for the purchase of the building and improvements, which was the fair value of the facility at the inception of the lease. The Company accounted for the purchase transaction as a capital expenditure in 2008.
Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $24,382 $22,595 and $19,889 in 2008, 2007 and 2006, respectively.

Assets recorded under capital leases consist of:

	2008	2007

Buildings	$22,393	$17,880
Machinery and equipment	12,750	13,049

	35,143	30,929
Accumulated depreciation	(19,613)	(17,147)

	$15,530	$13,782

Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008:

	Capital	Operating
	Leases	Leases

2009	$1,186	$14,997
2010	1,402	11,461
2011	1,340	8,749
2012	991	5,808
2013	572	3,148
Subsequent to 2013	2,972	2,947

Total minimum lease payments	8,463	$47,110

Amounts representing interest	(1,930)

Present value of future minimum lease payments	6,533
Lease amount due in one year	(799)

Total	$5,734

37 /ATR
2008 Form 10-K

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
In accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), which became effective in the fourth quarter of 2006, AptarGroup is required to recognize the over funded or unfunded status of our defined benefit pension plans as an asset or liability on our balance sheet as of December 31, 2008 and 2007.
In 2008, new regulations in France raised the pension benefits of certain French employees under collective bargaining agreements. The impact of these regulations increased the benefit obligation of our foreign plans and is reflected as a plan amendment.

The following table presents the changes in the benefit obligations and plan assets for the most recent two years for the Company’s domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$55,017	$51,405	$40,735	$36,107
Service cost	4,098	3,879	1,644	1,584
Interest cost	3,514	2,985	2,174	1,681
Prior service cost	—	—	112	—
Plan amendments	—	—	5,183	—
Actuarial loss/(gain)	3,586	(2,167)	(3,128)	(707)
Benefits paid	(1,261)	(1,085)	(1,224)	(1,169)
Foreign currency translation adjustment	—	—	(1,680)	3,239

Benefit obligation at end of year	$64,954	$55,017	$43,816	$40,735

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$46,116	$42,553	$14,495	$11,819
Actual return on plan assets	(11,152)	2,648	(1,331)	532
Employer contribution	3,250	2,000	5,388	1,975
Benefits paid	(1,261)	(1,085)	(1,224)	(1,169)
Foreign currency translation adjustment	—	—	(768)	1,338

Fair value of plan assets at end of year	$36,953	$46,116	$16,560	$14,495

Funded status at end of year	$(28,001)	$(8,901)	$(27,256)	$(26,240)

The following table presents the funded status amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2008 and 2007.

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Non-current assets	$—	$—	$690	$510
Current liabilities	(291)	(90)	(557)	(581)
Non-current liabilities	(27,710)	(8,811)	(27,389)	(26,169)

	$(28,001)	$(8,901)	$(27,256)	$(26,240)

38 /ATR
2008 Form 10-K

The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2008 and 2007.

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Net actuarial loss	$18,535	$772	$6,347	$8,125
Net prior service cost	21	26	5,787	759
Tax effects	(6,958)	(299)	(3,831)	(2,646)

	$11,598	$499	$8,303	$6,238

Changes in benefit obligations and plan assets recognized in other comprehensive income in 2008 are as follows:

	Domestic Plans	Foreign Plans

Current year actuarial loss/(gain)	$17,844	$(956)
Amortization of (gain)	(81)	(748)
Current year prior service cost related to plan amendment	—	5,033
Amortization of prior service cost	(4)	(79)

	$17,759	$3,250

The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2008 expected to be recognized as components of periodic benefit cost in 2009.

	Domestic Plans	Foreign Plans

Amortization of net loss	$239	$626
Amortization of prior service cost	4	356

	$243	$982

Components of net periodic benefit cost:

	Domestic Plans
	2008	2007	2006

Service cost	$4,098	$3,879	$3,949
Interest cost	3,514	2,985	2,642
Expected return on plan assets	(3,107)	(2,726)	(2,416)
Amortization of net loss	81	218	605
Amortization of prior service cost	4	4	4

Net periodic benefit cost	$4,590	$4,360	$4,784

	Foreign Plans
	2008	2007	2006

Service cost	$1,644	$1,584	$1,373
Interest cost	2,174	1,681	1,367
Expected return on plan assets	(830)	(727)	(581)
Amortization of net loss	748	513	601
Amortization of prior service cost	79	74	77

Net periodic benefit cost	$3,815	$3,125	$2,837

The accumulated benefit obligation (“ABO”) for the Company’s domestic defined benefit pension plans was $56.6 million and $47.4 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the Company’s foreign defined benefit pension plans was $36.9 million and $34.5 million at December 31, 2008 and 2007, respectively.

39 /ATR
2008 Form 10-K

The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2008 and 2007.

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Projected benefit obligation	$64,954	$2,452	$41,959	$29,172
Accumulated benefit obligation	56,601	1,792	35,283	26,478
Fair value of plan assets	36,953	—	14,848	5,451

The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2008 and 2007.

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Projected benefit obligation	$64,954	$55,017	$42,885	$39,853
Accumulated benefit obligation	56,601	47,377	36,083	33,782
Fair value of plan assets	36,953	46,116	14,940	13,103

Assumptions:

	Domestic Plans		Foreign Plans
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.40%	5.60%	5.25%
Rate of compensation increase	4.00%	4.50%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.40%	5.80%	5.25%	4.40%
Expected long-term return in plan assets	7.00%	7.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	3.00%	3.00%

The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2009 net periodic benefit cost, the Company expects to use the December 31, 2008 discount rates, rates of compensation increase assumptions and the expected long-term returns on domestic and foreign plan assets used in 2008.
The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets		Foreign Plans Assets
	at December 31,		at December 31,
	2008	2007	2008	2007

Equity securities	54%	65%	30%	39%
Fixed income securities	28%	21%	60%	54%
Infrastructure	14%	11%	—	—
Money market	4%	3%	—	—
Real estate	—	—	10%	7%

Total	100%	100%	100%	100%

The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is

40 /ATR
2008 Form 10-K

reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2009 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2009 is 43% equity securities, 48% fixed income securities and 8% real estate.

CONTRIBUTIONS
Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $3.3 million to its domestic defined benefit plans in 2008 and expects to contribute approximately $10 million in 2009. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws or at the Company’s discretion. The Company contributed approximately $5.4 million to its foreign defined benefit plan in 2008 and expects to contribute approximately $10 million in 2009.

ESTIMATED FUTURE BENEFIT PAYMENTS
As of December 31, 2008, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans

2009	$3,533	$1,677
2010	3,893	1,736
2011	3,732	2,056
2012	4,845	2,223
2013	5,337	2,346
2014 – 2018	31,481	17,251

OTHER PLANS
The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $3.2 million and $2.5 million at December 31, 2008 and 2007, respectively. This amount is included in the liability for domestic plans shown above.
The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2008, 2007, and 2006, total contributions made by the Company for these plans were approximately $2.2 million, $1.9 million and $1.6 million, respectively.
The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2008, 2007, and 2006, total contributions made by the Company for these plans were approximately $1.8 million, $2.4 million and $1.3 million, respectively.
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

41 /ATR
2008 Form 10-K

As of December 31, 2008, the Company has recorded the fair value of derivative instruments of $1.1 million in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $15 million. No gain or loss was recorded in the income statement in 2008, 2007 or 2006 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES
As of December 31, 2008, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($2.4 million) as of December 31, 2008. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 6.7 million Brazilian Real ($3.8 million) as of December 31, 2007. These foreign currency forward contracts hedge forecasted transactions for approximately three years (March 2012).
During the year ended December 31, 2008, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

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

OTHER
As of December 31, 2008, the Company has recorded the fair value of foreign currency forward exchange contracts of $11 million in prepaid expenses and other current assets, $255 thousand in accounts payable and accrued liabilities and $940 thousand in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2008 had an aggregate contract amount of $207.4 million.

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flows.
Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2008.

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

42 /ATR
2008 Form 10-K

NOTE 13 STOCK REPURCHASE PROGRAM

The Company repurchased 1.4 million and 2.1 million shares of its outstanding common stock in 2008 and 2007, respectively, at a total cost of $57.6 million and $76.4 million in 2008 and 2007, respectively. Shares repurchased are returned to Treasury Stock. The Company has a remaining authorization at December 31, 2008 to repurchase 4.5 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income consists of treasury locks, foreign currency translation adjustments, net gain (loss) on derivatives and minimum pension liability adjustments. The following table summarized our accumulated other comprehensive income activity for the years ended December 31, 2008, 2007 and 2006:

	Foreign			Accumulated
	Currency	Net Gain/		Other
	Translation	(Loss) on	Other	Comprehensive
	Adjustments	Derivatives	Adjustments	Income
	(1)	(2)	(3)

Balance – December 31, 2005	$28,606	$—	$(4,317)	$24,289
Period change	88,678	(28)	(3,434)	85,216

Balance – December 31, 2006	117,284	$(28)	(7,751)	109,505
Period change	103,757	18	1,014	104,789

Balance – December 31, 2007	221,041	(10)	(6,737)	214,294
Period change	(61,250)	15	(13,759)	(74,994)

Balance – December 31, 2008	$159,791	$5	$(20,496)	$139,300

(1)	Income taxes are generally not provided for foreign currency translation adjustments.
(2)	Amount includes a reduction of deferred income tax assets by $5 and $6 for the net gain on derivatives at December 31, 2008 and 2007, respectively, and an increase in deferred income tax assets by $9 related to the net loss on derivatives at December 31, 2006.
(3)	Amounts include the effects of deferred income tax assets provided for minimum pension liability adjustments at December 31, 2008, 2007 and 2006 of $10,789, $2,945 and $4,638, respectively, and treasury locks of $595 at December 31, 2008.

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
Compensation expense recorded attributable to stock options for the year ended December 31, 2008 was approximately $11.1 million ($8.0 million after tax), or $0.12 per share basic and $0.11 per share diluted. The income tax benefit related to this compensation expense was approximately $3.1 million. Approximately $10.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2007 was approximately $14.0 million ($10.5 million after tax), or $0.15 per share basic and diluted. The income tax benefit related to this compensation expense was approximately $3.5 million. Approximately $13.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2006 was approximately $13.3 million ($8.7 million after tax), or $0.12 per share basic and diluted. The income tax benefit related to this compensation expense was approximately $4.6 million. Approximately $12.4 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.02, $9.32 and $8.05 per share in 2008, 2007 and 2006, respectively. These

43 /ATR
2008 Form 10-K

values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Years Ended December 31,	2008	2007	2006

Dividend Yield	1.4%	1.4%	1.6%
Expected Stock Price Volatility	22.4%	24.6%	24.8%
Risk-free Interest Rate	3.7%	4.8%	4.3%
Expected Life of Option (years)	6.9	7.0	7.0

The fair value of stock options granted under the Director Stock Option Plan was $12.08. There were no stock options granted under the Director Stock Option Plans in 2007. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Years Ended December 31,	2008	2007	2006

Dividend Yield	1.3%	—	1.5%
Expected Stock Price Volatility	22.3%	—	24.8%
Risk-free Interest Rate	3.8%	—	5.1%
Expected Life of Option (years)	6.9	—	7.0

A summary of option activity under the Company’s stock option plans as of December 31, 2008, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2008	7,405,338	$21.34	153,000	$22.70
Granted	1,252,000	37.52	4,000	44.16
Exercised	(843,985)	15.49	—	—
Forfeited or expired	(69,526)	30.37	—	—

Outstanding at December 31, 2008	7,743,827	$24.51	157,000	$23.25

Exercisable at December 31, 2008	5,318,752	$20.43	157,000	$23.25

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2008	6.1		5.1
Exercisable at December 31, 2008	5.0		5.1

Aggregate Intrinsic Value ($000):
Outstanding at December 31, 2008	$85,880		$1,918
Exercisable at December 31, 2008	$78,797		$1,918

Intrinsic Value of Options Exercised ($000) During the Years Ended:
December 31, 2008	$21,645		$—
December 31, 2007	$26,028		$1,262
December 31, 2006	$18,972		$54

The fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $10.4 million, $9.5 million and $8.3 million, respectively. Cash received from option exercises was approximately $13.9 million and the tax deduction from option exercises was approximately $5.2 million in the year ended December 31, 2008. As of December 31, 2008, the remaining valuation of stock option awards to be expensed in future periods was $6.1 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

44 /ATR
2008 Form 10-K

The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2008, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2008	21,098	$29.36
Granted	9,824	34.44
Vested	(9,183)	28.48

Nonvested at December 31, 2008	21,739	$32.03

Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2008, 2007 and 2006 was approximately $378 thousand, $449 thousand and $388 thousand, respectively. The fair value of units vested during the years ended December 31, 2008, 2007 and 2006 was $262 thousand, $212 thousand and $421 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2008, 2007 and 2006 was $324 thousand, $290 thousand and $384 thousand, respectively. As of December 31, 2008, there was $33 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of one year.

NOTE 16 EARNINGS PER SHARE

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Basic earnings per share computation
Numerator:
Income from continuing operations	$153,495	$139,507	$102,896
Income from discontinued operations, net of tax	—	2,232	—

Net Income	$153,495	$141,739	$102,896

Denominator:
Basic shares outstanding	67,851	68,769	69,654

Basic earnings per share from continuing operations	$2.26	$2.03	$1.48
Basic earnings per share from discontinued operations	—	0.03	—

Basic net earnings per share	$2.26	$2.06	$1.48

Diluted earnings per share computation
Numerator:
Income from continuing operations	$153,495	$139,507	$102,896
Income from discontinued operations, net of tax	—	2,232	—

Net Income	$153,495	$141,739	$102,896

Denominator:
Basic shares outstanding	67,851	68,769	69,654
Effect of Dilutive Securities
Stock options	2,657	2,741	2,082
Restricted stock	10	13	8

Diluted shares outstanding	70,518	71,523	71,744

Diluted earnings per share from continuing operations	$2.18	$1.95	$1.43
Diluted earnings per share from discontinued operations	—	0.03	—

Diluted net earnings per share	$2.18	$1.98	$1.43

45 /ATR
2008 Form 10-K

NOTE 17 SEGMENT INFORMATION

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

46 /ATR
2008 Form 10-K

Financial information regarding the Company’s reportable segments is shown below:

Years Ended December 31,	2008	2007	2006

Total Sales:
Beauty & Home	$1,086,413	$1,015,694	$849,736
Closures	542,711	495,028	442,321
Pharma	458,009	394,320	323,647
Other	322	1,534	1,397

Total Sales	$2,087,455	$1,906,576	$1,617,101

Less: Intersegment Sales:
Beauty & Home	$13,935	$10,476	$12,643
Closures	966	2,028	1,118
Pharma	553	452	1,044
Other	316	1,453	911

Total Intersegment Sales	$15,770	$14,409	$15,716

Net Sales:
Beauty & Home	$1,072,478	$1,005,218	$837,093
Closures	541,745	493,000	441,203
Pharma	457,456	393,868	322,603
Other	6	81	486

Net Sales	$2,071,685	$1,892,167	$1,601,385

Segment Income:
Beauty & Home	$91,516	$99,553	$72,396
Closures	45,327	50,036	44,031
Pharma	127,089	106,161	80,841
Corporate and Other (1)	(37,397)	(45,181)	(36,191)

Income from continuing operations before interest and taxes	$226,535	$210,569	$161,077
Interest expense, net	(5,567)	(10,574)	(12,771)

Income from continuing operations before income taxes	$220,968	$199,995	$148,306

Depreciation and Amortization:
Beauty & Home	$76,117	$71,752	$65,584
Closures	30,696	29,341	26,101
Pharma	22,231	20,894	19,083
Other	2,101	1,479	3,838

Depreciation and Amortization	$131,145	$123,466	$114,606

Capital Expenditures:
Beauty & Home	$87,191	$63,089	$64,087
Closures	37,766	37,114	24,389
Pharma	46,729	27,748	15,819
Other	31,914	9,993	3,368

Capital Expenditures	$203,600	$137,944	$107,663

Total Assets:
Beauty & Home	$946,592	$993,703	$907,601
Closures	354,357	352,573	302,407
Pharma	318,863	289,785	249,302
Other	212,010	275,889	132,702

Total Assets	$1,831,822	$1,911,950	$1,592,012

(1)	Corporate Expenses & Other includes $11.1 million, $14.0 million, and $13.3 million related to stock option expenses for the twelve months ended December 31, 2008, 2007, and 2006 respectively.

47 /ATR
2008 Form 10-K

GEOGRAPHIC INFORMATION
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Net Sales to Unaffiliated Customers (2):
United States	$531,054	$498,231	$470,405
Europe:
France	615,470	536,694	446,053
Germany	284,043	265,246	226,985
Italy	156,704	157,791	124,267
Other Europe	232,450	220,712	177,662

Total Europe	1,288,667	1,180,443	974,967
Other Foreign Countries	251,964	213,493	156,013

Total	$2,071,685	$1,892,167	$1,601,385

Long-Lived Assets:
United States	$258,283	$225,074	$221,484
Europe:
France	291,078	262,109	229,803
Germany	168,729	168,096	147,990
Italy	90,389	99,581	92,198
Other Europe	98,794	89,118	80,399

Total Europe	648,990	618,904	550,390
Other Foreign Countries	60,661	61,971	56,088

Total	$967,934	$905,949	$827,962

Product Net Sales Information:
Pumps	$998,913	$948,855	$804,636
Closures	499,434	455,650	411,543
Valves	309,034	281,831	221,909
Other	264,304	205,831	163,297

Total	$2,071,685	$1,892,167	$1,601,385

(2)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

No single customer represents 10% or more of the Company’s net sales in 2008, 2007 or 2006.

NOTE 18 ACQUISITIONS

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
During the fourth quarter of 2008, the Company purchased the remaining 50% that it did not already own of Seaplast S.A. for approximately $6.3 million in cash. Seaplast S.A. is located in Spain and primarily produces dispensing closures. The consolidated statement of income includes Seaplast S.A.’s results of operations from October 29, 2008, the date of the acquisition. Prior to this date, 50% of Seaplast S.A.’s results were included in equity and results from affiliates. Goodwill of approximately $2.6 million was recorded on the transaction. Seaplast S.A. is included in the Closures reporting segment.
During the first quarter of 2007, the Company acquired Moderne Verpackungssysteme GmbH (“MVS”) for approximately $5.2 million in cash. No debt was assumed in the transaction. MVS, located in Germany, is a supplier of bag-on-valve

48 /ATR
2008 Form 10-K

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
During the first quarter of 2006, the Company acquired the net assets of CCL Dispensing Systems, LLC (“CCLDS”) for approximately $21.3 million in cash. No debt was assumed in the transaction. CCLDS is located in Libertyville, Illinois and produces primarily dispensing closures. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $9.5 million was recorded on the acquisition and is deductible for tax purposes. CCLDS’ annual revenues are approximately $18 million. The consolidated statements of income include CCLDS’ results of operations from February 6, 2006, the date of the acquisition.
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
During the third quarter of 2006, the Company also acquired the remaining 65% that it did not already own of Seaquist Engelmann S.A.I.C.F. e I. (“Engelmann”) for $7.5 million in cash. No debt was assumed in the transaction. Engelmann is located in Argentina and produces primarily dispensing closures. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.3 million was recorded on the acquisition. Engelmann annual revenues were approximately $8 million. The consolidated statements of income include Engelmann’s results of operations from August 30, 2006, the date of the acquisition.
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
The aggregate value of the acquisitions during each year is immaterial for pro forma disclosure.

49 /ATR
2008 Form 10-K

NOTE 19 QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2008 and 2007 are as follows:

	Quarter				Total
	First	Second	Third	Fourth	for Year

Year Ended December 31, 2008:
Net sales	$532,258	$551,319	$532,180	$455,928	$2,071,685
Gross profit (1)	137,751	145,305	134,305	118,164	535,525
Net Income	36,901	45,273	39,651	31,670	153,495

Per Common Share – 2008:
Net income
Basic	$.54	$.67	$.59	$.47	$2.26
Diluted	.52	.64	.57	.46	2.18
Dividends declared	.13	.13	.15	.15	.56
Stock price high (2)	42.72	46.19	44.03	39.75	46.19
Stock price low (2)	32.87	38.98	30.70	23.74	23.74

Average number of shares outstanding:
Basic	68,168	68,038	67,670	67,535	67,851
Diluted	71,072	70,563	69,937	69,225	70,518

Year Ended December 31, 2007:
Net sales	$449,841	$472,876	$485,692	$483,758	$1,892,167
Gross profit (1)	121,418	124,451	124,339	119,240	489,448
Income from continuing operations	29,580	36,968	39,395	33,564	139,507
Income from discontinued operations net of tax	—	—	—	2,232	2,232
Net Income	29,580	36,968	39,395	35,796	141,739

Per Common Share – 2007:
Net income
Basic
Continuing Operations	$.43	$.54	$.58	$.49	$2.03
Discontinued Operations	—	—	—	.03	.03
Basic	.43	.54	.58	.52	2.06
Diluted
Continuing Operations	.41	.52	.56	.47	1.95
Discontinued Operations	—	—	—	.03	.03
Diluted	.41	.52	.56	.50	1.98
Dividends declared	.11	.13	.13	.13	.50
Stock price high (2)	35.17	38.49	40.09	44.75	44.75
Stock price low (2)	28.73	33.34	33.37	37.75	28.73

Average number of shares outstanding:
Basic	69,188	69,037	68,488	68,376	68,769
Diluted	71,824	71,443	70,909	70,983	71,523

(1)	Gross profit is defined as net sales less cost of sales and depreciation.

(2)	The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

NOTE 20 — FAIR VALUE

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

50 /ATR
2008 Form 10-K

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2008, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3

Assets
Interest rate swap (a)	$1,068	$—	$1,068	$—
Forward exchange contracts (b)	10,865	—	10,865	—

Total assets at fair value	$11,933	$—	$11,933	$—

Liabilities
Forward exchange contracts (b)	$1,195	$—	$1,195	$—

Total liabilities at fair value	$1,195	$—	$1,195	$—

(a)	Based on third party quotation from financial institution and management’s evaluation of the quotation
(b)	Based on observable market transactions of spot and forward rates

51 /ATR
2008 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting”, under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6, to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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
February 27, 2009

52 /ATR
2008 Form 10-K

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 52.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2009.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors may be found under the caption “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009 (the “2009 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance – Audit Committee” in the 2009 Proxy Statement and is incorporated herein by reference.
Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Corporate Governance – Code of Business Conduct and Ethics” in the 2009 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptargroup.com).
The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

53 /ATR
2008 Form 10-K

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Compensation Committee Report” in the 2009 Proxy Statement is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the 2009 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance – Independence of Directors” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Proposal 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2009 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

	Description

1)	All Financial Statements
	The financial statements are set forth under Item 8 of this report on Form 10-K
	Consolidated Statements of Income	26
	Consolidated Balance Sheets	27
	Consolidated Statements of Cash Flows	29
	Consolidated Statements of Changes in Equity	30
	Notes to Consolidated Financial Statements	31
	Report of Independent Registered Public Accounting Firm	51

2)	II – Valuation and Qualifying Accounts	56

	All other schedules have been omitted because they are not applicable or not required

(b)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 57-59 of this report.

54 /ATR
2008 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 27th day of February 2009.

AptarGroup, Inc.
(Registrant)

By	/s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ King Harris King Harris	Chairman of the Board and Director	February 27, 2009

/s/ Peter Pfeiffer Peter Pfeiffer	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Stephen J. Hagge Stephen J. Hagge	Executive Vice President, Chief Operating Officer, and Director	February 27, 2009

/s/ Robert W. Kuhn Robert W. Kuhn	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2009

/s/ Stefan A. Baustert Stefan A. Baustert	Director	February 27, 2009

/s/ Alain Chevassus Alain Chevassus	Director	February 27, 2009

/s/ Rodney L. Goldstein Rodney L. Goldstein	Director	February 27, 2009

/s/ Ralph Gruska Ralph Gruska	Director	February 27, 2009

/s/ Leo A. Guthart Leo A. Guthart	Director	February 27, 2009

/s/ Carl A. Siebel Carl A. Siebel	Director	February 27, 2009

/s/ Dr. Joanne C. Smith Dr. Joanne C. Smith	Director	February 27, 2009

55 /ATR
2008 Form 10-K

AptarGroup, Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008, 2007 and 2006

Dollars in thousands
	Balance at	Charged to		Additions to/	Balance
	Beginning	Costs and		(Deductions) from	at End of
	of Period	Expenses	Acquisitions	Reserve (a)	Period

2008
Allowance for doubtful accounts	$11,139	$3,063	$—	$(2,302)	$11,900
Inventory obsolescence reserve	27,079	5,880	—	(6,177)	26,782
Deferred tax valuation allowance	4,396	—	—	(1,493)	2,903

2007
Allowance for doubtful accounts	$10,963	$1,970	$—	$(1,794)	$11,139
Inventory obsolescence reserve	24,104	5,912	—	(2,937)	27,079
Deferred tax valuation allowance	3,282	1,114	—	—	4,396

2006
Allowance for doubtful accounts	$10,356	$1,893	$70	$(1,356)	$10,963
Inventory obsolescence reserve	19,456	4,592	66	(10)	24,104
Deferred tax valuation allowance	1,864	751	—	667	3,282

(a)	Write-off accounts considered uncollectible, net of recoveries and foreign currency transaction adjustments.

56 /ATR
2008 Form 10-K

(a) INDEX TO EXHIBITS

Exhibit
Number	Description

3(i)	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.’s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008 (the “Form S-8”), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and National City Bank, as rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation to the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc., and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.5	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.6	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.7	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.8	Form of AptarGroup, Inc. 5.41% Series 2008-A-1 Senior Notes Due July 31, 2013, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.9	Form of AptarGroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**

57 /ATR
2008 Form 10-K

Exhibit
Number	Description

10.8	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	Supplementary Pension Plan – France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.12	AptarGroup, Inc. Supplemental Retirement Plan dated October 6, 2008, filed as Exhibit 10.1 to the Company’s quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.14	German Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed February 10, 1993, is hereby incorporated by reference.**
10.16	First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file No. 1-11846), is hereby incorporated by reference.**
10.17	Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
10.18	Supplement to the Pension Scheme Arrangement dated October 17, 2007 pertaining to the pension plan between a subsidiary of AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.19	Consulting Agreement between AptarGroup, Inc. and Carl Siebel Consulting GmbH dated October 17, 2007, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.20	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.21	Employment Agreement dated July 18, 2008 of Stephen J. Hagge, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Employment Agreement dated July 18, 2008 of Eric Ruskoski, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Employment Agreement dated January 18, 2008 of Olivier Fourment filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**.
10.24	Employment Agreement dated January 18, 2008 of Olivier de Pous filed as Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**.
10.25	Severance Agreement dated July 18, 2008 of Robert Kuhn filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**.
10.26	AptarGroup, Inc. Annual Bonus Plan, filed as Exhibit 10.2 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.27	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.28	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.29	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.30	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**

58 /ATR
2008 Form 10-K

Exhibit
Number	Description

10.31	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**.
10.32	Summary of Director Compensation filed as Exhibit 10.35 to the Company’s Annual Report on Form 10K for the year ended December 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
21*	List of Subsidiaries.
23*	Consent of Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

59 /ATR
2008 Form 10-K