Form 10-Q
period 2009-03-31
APTARGROUP INC
filed 2009-05-05
CIK 896622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)
475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014
815-477-0424
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock, $.01 par value per share	67,737,407 shares

AptarGroup, Inc.
Form 10-Q
Three Months Ended March 31, 2009

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

Three Months Ended March 31,	2009	2008

Net Sales	$431,816	$532,258

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	289,721	362,780
Selling, research & development and administrative	72,688	81,824
Depreciation and amortization	30,101	32,955

	392,510	477,559

Operating Income	39,306	54,699

Other Income (Expense):
Interest expense	(3,447)	(4,607)
Interest income	1,275	3,449
Equity in results of affiliates	—	97
Miscellaneous, net	(119)	(944)

	(2,291)	(2,005)

Income Before Income Taxes	37,015	52,694

Provision for Income Taxes	10,421	15,815

Net Income	26,594	36,879

Add: Net Loss Attributable to Noncontrolling Interests	71	22

Net Income Attributable to AptarGroup, Inc.	$26,665	$36,901

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$.39	$.54

Diluted	$.38	$.52

Average Number of Shares Outstanding:
Basic	67,677	68,168
Diluted	69,519	71,072

Dividends Per Common Share	$.15	$.13

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2009	2008
Assets

Current Assets:
Cash and equivalents	$203,882	$192,072
Accounts and notes receivable, less allowance for doubtful accounts of $11,809 in 2009 and $11,900 in 2008	308,222	343,937
Inventories, net	221,254	244,775
Prepayments and other	73,356	78,965

	806,714	859,749

Property, Plant and Equipment:
Buildings and improvements	288,344	297,093
Machinery and equipment	1,457,408	1,484,353

	1,745,752	1,781,446
Less: Accumulated depreciation	(1,065,958)	(1,078,063)

	679,794	703,383
Land	17,071	17,499

	696,865	720,882

Other Assets:
Investments in affiliates	673	712
Goodwill	221,141	227,041
Intangible assets, net	12,350	14,061
Miscellaneous	10,171	9,377

	244,335	251,191

Total Assets	$1,747,914	$1,831,822

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	March 31,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$50,552	$39,919
Current maturities of long-term obligations	24,408	24,700
Accounts payable and accrued liabilities	259,314	310,408

	334,274	375,027

Long-Term Obligations	229,714	226,888

Deferred Liabilities and Other:
Deferred income taxes	22,732	24,561
Retirement and deferred compensation plans	53,695	62,476
Deferred and other non-current liabilities	10,902	11,072
Commitments and contingencies	—	—

	87,329	98,109

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	802	801
Capital in excess of par value	262,719	254,216
Retained earnings	1,082,520	1,065,998
Accumulated other comprehensive income	83,317	139,300
Less treasury stock at cost, 12.6 and 12.5 million shares as of March 31, 2009 and December 31, 2008, respectively	(333,459)	(329,285)

Total AptarGroup, Inc. Stockholders’ Equity	1,095,899	1,131,030
Noncontrolling interests in subsidiaries	698	768

Total Equity	1,096,597	1,131,798

Total Liabilities and Equity	$1,747,914	$1,831,822

See accompanying notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Three Months Ended March 31,	2009	2008

Cash Flows From Operating Activities:
Net income attributable to AptarGroup, Inc.	$26,665	$36,901
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	29,076	31,727
Amortization	1,026	1,228
Stock option based compensation	5,049	7,167
Provision for bad debts	676	186
Noncontrolling interests	(71)	(22)
Deferred income taxes	(3,225)	(3,115)
Retirement and deferred compensation plans	(8,455)	(2,674)
Equity in results of affiliates in excess of cash distributions received	—	100
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	18,706	(29,988)
Inventories	14,531	(4,604)
Prepaid and other current assets	(1,938)	(3,195)
Accounts payable and accrued liabilities	(42,697)	1,881
Income taxes payable	2,408	5,521
Other changes, net	7,026	(2,135)

Net Cash Provided by Operations	48,777	38,978

Cash Flows From Investing Activities:
Capital expenditures	(31,937)	(41,940)
Disposition of property and equipment	162	278
Intangible assets acquired	(216)	(410)
Acquisition of business net of cash acquired	—	(4,086)
Collection of notes receivable, net	47	151

Net Cash Used by Investing Activities	(31,944)	(46,007)

Cash Flows From Financing Activities:
Proceeds from notes payable	11,001	28,055
Proceeds from long-term obligations	3,546	—
Repayments of long-term obligations	(364)	(721)
Dividends paid	(10,143)	(8,864)
Proceeds from stock options exercises	3,487	2,888
Purchase of treasury stock	(4,820)	(16,583)
Excess tax benefit from exercise of stock options	493	992

Net Cash Provided by Financing Activities	3,200	5,767

Effect of Exchange Rate Changes on Cash	(8,223)	22,739

Net Increase in Cash and Equivalents	11,810	21,477
Cash and Equivalents at Beginning of Period	192,072	313,739

Cash and Equivalents at End of Period	$203,882	$335,216

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
     The Company has adopted the provisions of FASB Statement (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”, effective January 1, 2009. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary, and requires, among other things, that noncontrolling interests in subsidiaries be classified as shareholders’ equity. Prior period information presented in this Form 10-Q has been reclassified, where required.
     The Company has also adopted the provisions of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging
Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. SFAS No. 161 was effective for our Company on January 1, 2009, and will be applied prospectively. The adoption of SFAS No. 161 did not have a significant impact on our consolidated financial statements.
     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year. Certain previously reported amounts have been reclassified to conform to the current period presentation.
NOTE 2 — INVENTORIES
At March 31, 2009 and December 31, 2008, approximately 21% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component, consisted of:

	March 31,	December 31,
	2009	2008

Raw materials	$81,376	$93,081
Work-in-process	53,873	55,228
Finished goods	89,299	99,310

Total	224,548	247,619
Less LIFO Reserve	(3,294)	(2,844)

Total	$221,254	$244,775

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2008 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2008	$28,133	$158,823	$40,085	$227,041
Foreign currency exchange effects	(1,103)	(3,464)	(1,333)	(5,900)

Balance as of March 31, 2009	$27,030	$155,359	$38,752	$221,141

     The table below shows a summary of intangible assets as of March 31, 2009 and December 31, 2008.

		March 31, 2009			December 31, 2008
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	14	$18,050	$(13,127)	$4,923	$18,854	$(13,357)	$5,497
License agreements and other	6	24,580	(17,153)	7,427	25,641	(17,077)	8,564

Total intangible assets	9	$42,630	$(30,280)	$12,350	$44,495	$(30,434)	$14,061

     Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2009 and 2008 was $1,026 and $1,228, respectively.
     Future estimated amortization expense for the years ending December 31 is as follows:

2009	$4,100
2010	3,535
2011	2,142
2012	1,253
2013	1,005
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2009.
NOTE 4 — RECONCILIATION OF TOTAL EQUITY
Total equity was as follows:

	Three months ended
	March 31, 2009			March 31, 2008
	Aptargroup, Inc.	Non-		Aptargroup, Inc.	Non-
	Stockholders’	Controlling	Total	Stockholders’	Controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, Beginning of Period	$1,131,030	$768	$1,131,798	$1,119,018	$553	$1,119,571
Comprehensive income (loss):
Net income	26,665	(71)	26,594	36,901	(22)	36,879
Foreign currency translation Adjustments	(56,218)	1	(56,217)	92,551	13	92,564
Net gain on derivative (net of tax)	41	—	41	116	—	116
Pension liability (net of tax)	194	—	194	149	—	149

Total Comprehensive income (loss)	(29,318)	(70)	(29,388)	129,717	(9)	129,708
Stock option exercises & restricted Stock vestings	9,150	—	9,150	11,403	—	11,403
Cash dividends declared	(10,143)	—	(10,143)	(8,864)	—	(8,864)
Noncontrolling interest in entity acquired	—	—	—	—	192	192
Treasury stock purchased	(4,820)	—	(4,820)	(16,583)	—	(16,583)

Equity, End of Period	$1,095,899	$698	$1,096,597	$1,234,691	$736	$1,235,427

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended March 31,	2009	2008	2009	2008

Service cost	$1,091	$968	$408	$419
Interest cost	955	864	585	555
Expected return on plan assets	(932)	(777)	(229)	(212)
Amortization of net loss	60	6	146	191
Amortization of prior service cost	1	1	89	20

Net periodic benefit cost	$1,175	$1,062	$999	$973

EMPLOYER CONTRIBUTIONS
In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $10 million to its domestic defined benefit plans in 2009 and has contributed $8.9 million as of March 31, 2009. At its discretion, the Company anticipates that it will make contributions over the next several years to certain of its German pension plans that have not been funded in the past. Accordingly, the Company expects to contribute approximately $10 million to its foreign defined benefit plans in 2009 and as of March 31, 2009, has contributed approximately $0.2 million.
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional denominated transactions from adverse changes in exchange rates. Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales or intercompany loans impact the Company’s results of operations. The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, options and cross currency swaps to economically hedge these risks although these instruments are not specifically designated as hedges.
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
     As of March 31, 2009, the Company has recorded the fair value of derivative instruments of $1.1 million in miscellaneous other assets with a corresponding increase to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $15 million. No gain or loss was recorded in the income statement in 2009 or 2008 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES
As of March 31, 2009, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan extended in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($1.8 million) as of March 31, 2009. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($3.1 million) as of March 31, 2008.
     During the three months ended March 31, 2009, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately three years (March 2012).
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
OTHER
As of March 31, 2009, the Company has recorded the fair value of foreign currency forward exchange contracts of $3.9 million in prepaids and others, $0.8 million in accounts payable and accrued liabilities, and $0.9 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of March 31, 2009 had an aggregate contract amount of $202 million.

Fair Value of Derivative Instruments in the Statement of Financial Position as of March 31, 2009

(in thousands)		Derivative		Derivative
Derivative Contracts Designated as		Assets		Liabilities
Hedging Instruments under SFAS No.	Balance Sheet	March 31,		March 31,
133	Location	2009	Balance Sheet Location	2009
Interest Rate Contracts	Other Assets Miscellaneous	$1,097		$—
Foreign Exchange Contracts		—	Accounts Payable and Accrued Liabilities	77

Foreign Exchange Contracts		—	Deferred and other non-current liabilities	116

		1,097		193

Derivative Contracts Not Designated
as Hedging Instruments under SFAS
No. 133
Foreign Exchange Contracts	Prepayments & Other	3,931	Accounts Payable and Accrued Liabilities	752

Foreign Exchange Contracts		—	Deferred and other non-current liabilities	808

		$3,931		$1,560

Total Derivative Contracts		$5,028		$1,753

The Effect of Derivative Instruments on the Statements of Financial Performance
for the Quarter Ended March 31, 2009

Amount of Gain or (Loss)
Derivatives in Statement 133 Fair	Location of Gain or (Loss) Recognized in	Recognized in Income on Derivative
Value Hedging Relationships	Income on Derivative	2009
Interest Rate Contracts	(a)	$—

Total		$—

(a)	Interest rate swap uses the short-cut method which adjusts short term debt. Therefore, there is no net impact on income.

	Amount of	Location of	Amount of	Location of Gain	Amount of Gain or
Derivatives in Statement 133	Gain or	Gain or	Gain or	or (Loss)	(Loss) Recognized
Cash Flow Hedging	(Loss)	(Loss)	(Loss) From	Recognized in	in Income of
Relationships	Recognized	Reclassified	Accumulated	Income on	Derivative
	in OCI on	From	OCI Into	Derivative	(Ineffective Portion
	Derivative	Accumulated	Income	(Ineffective	and Amount
	(Effective	OCI Into	(Effective	Portion and	Excluded from
	Portion)	Income	Portion)	Amount Excluded	Effectiveness
		(Effective		From Effectiveness	Testing)
	2009	Portion)	2009	Testing)	2009
Foreign Exchange Contracts	$26		$—		$—

Total	$26		$—		$—

Derivatives Not Designated as		Amount of Gain or (Loss) Recognized in
Hedging Instruments Under	Location of Gain or (Loss) Recognized in	Income on Derivative
Statement 133	Income on Derivative	2009
Foreign Exchange Contracts	Other Income (Expense), Miscellaneous, net	$ (1,933)

NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2009.
NOTE 8 — STOCK REPURCHASE PROGRAM
During the quarter ended March 31, 2009, the Company repurchased 177 thousand shares for an aggregate amount of $4.8 million. As of March 31, 2009, the Company has a remaining authorization to repurchase 4.4 million additional shares. The timing of and total amount expended for the share repurchase depends upon market conditions. There is no time limit on the repurchase authorization.
NOTE 9 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consisted of 199 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	March 31, 2009		March 31, 2008
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$26,665	$26,665	$36,901	$36,901

Average equivalent shares
Shares of common stock	67,677	67,677	68,168	68,168
Effect of dilutive stock based compensation
Stock options	1,838	—	2,897	—
Restricted stock	4	—	7	—

Total average equivalent shares	69,519	67,677	71,072	68,168

Net income per share	$.38	$.39	$.52	$.54

NOTE 10 — SEGMENT INFORMATION
The Company operates in the packaging industry, which includes the development, manufacture and sale of consumer product dispensing systems. The Company is organized into three reporting segments. Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment. Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment. Operations that sell closures to each market served by AptarGroup form the Closures segment.

     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”). Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2009	2008

Total Revenue:
Beauty & Home	$214,496	$288,177
Closures	117,277	134,570
Pharma	103,031	114,395
Other	78	81

Total Revenue	$434,882	$537,223

Less: Intersegment Sales:
Beauty & Home	$2,824	$4,414
Closures	101	294
Pharma	106	180
Other	35	77

Total Intersegment Sales	$3,066	$4,965

Net Sales:
Beauty & Home	$211,672	$283,763
Closures	117,176	134,276
Pharma	102,925	114,215
Other	43	4

Net Sales	$431,816	$532,258

Segment Income (1):
Beauty & Home	$10,336	$28,400
Closures	11,617	10,804
Pharma	28,429	29,562
Corporate & Other	(11,124)	(14,892)

Income before interest and taxes	$39,258	$53,874
Interest expense, net	(2,172)	(1,158)

Income before income taxes	$37,086	$52,716

(1): The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items. Prior year amounts have been revised to reflect the current method used to allocate certain corporate costs.
NOTE 11 — STOCK-BASED COMPENSATION
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
     Compensation expense recorded attributable to stock options for the first quarter of 2009 was approximately $5.1 million ($3.8 million after tax), or $0.06 per share basic and $0.05 per share diluted. The income tax benefit related to this compensation expense was approximately $1.3 million. Approximately $4.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first quarter of 2008 was approximately $7.2 million ($5.2 million after tax), or $0.08 per share basic and $0.07 per share diluted. The income tax benefit related to this compensation expense was approximately $2.0 million. Approximately $6.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $7.33 and $10.02 per share in 2009 and 2008, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2009	2008

Dividend Yield	1.6%	1.4%
Expected Stock Price Volatility	24.2%	22.4%
Risk-free Interest Rate	2.2%	3.7%
Expected Life of Option (years)	6.9	6.9
     There were no grants under the Director Stock Option Plan during the first quarters of 2009 and 2008.
     A summary of option activity under the Company’s stock option plans as of March 31, 2009, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2009	7,743,827	$24.51	157,000	$23.25
Granted	1,252,270	30.56	—	—
Exercised	(273,914)	13.83	—	—
Forfeited or expired	(2,867)	33.93	—	—

Outstanding at March 31, 2009	8,719,316	$25.71	157,000	$23.25

Exercisable at March 31, 2009	6,245,617	$22.89	157,000	$23.25

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2009	6.5		4.9
Exercisable at March 31, 2009	5.4		4.9

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2009	$55,161		$1,291
Exercisable at March 31, 2009	$54,155		$1,291

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2009	$4,436		$—
March 31, 2008	$5,360		$—
     The fair value of shares vested during the three months ended March 31, 2009 and 2008 was $11.0 million and $10.0 million, respectively. Cash received from option exercises was approximately $3.5 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $4.8 million in the three months ended March 31, 2009. As of March 31, 2009, the remaining valuation of stock option awards to be expensed in future periods was $10.1 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.
     The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of March 31, 2009, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2009	21,739	$32.03
Granted	3,792	29.72
Vested	(10,353)	31.16

Nonvested at March 31, 2009	15,178	$32.04

     Compensation expense recorded attributable to restricted stock unit grants for the first quarter of 2009 and 2008 was approximately $0.1 million and $0.4 million, respectively. The fair value of units vested during the three months ended March 31, 2009 and 2008 was $323 and $262, respectively. The intrinsic value of units vested during the three months ended March 31, 2009 and 2008 was $319 and $324, respectively. As of March 31, 2009 there was $28 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.1 years.

NOTE 12 — INCOME TAX UNCERTAINTIES
The Company had approximately $9.9 and $9.7 million recorded for income tax uncertainties as of March 31, 2009 and December 31, 2008, respectively. The amount, if recognized, that would impact the effective tax rate is $9.2 and $8.9 million, respectively. The Company does not anticipate any significant changes to the amount recorded for income tax uncertainties over the next 12 months.
NOTE 13 — FAIR VALUE
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These nonfinancial assets and liabilities include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets. We adopted SFAS No. 157 as it relates to financial assets and liabilities at the beginning of our 2008 fiscal year and as it relates to non-financial assets and liabilities at the beginning of our 2009 fiscal year. Our adoption did not have a material impact on our financial statements.
     The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
     As of March 31, 2009, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$1,097	$—	$1,097	$—
Forward exchange contracts (b)	3,931	—	3,931	—

Total assets at fair value	$5,028	$—	$5,028	$—

Liabilities
Forward exchange contracts (b)	$1,753	$—	$1,753	$—

Total liabilities at fair value	$1,753	$—	$1,753	$—

     As of December 31, 2008, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$1,068	$—	$1,068	$—
Forward exchange contracts (b)	10,865	—	10,865	—

Total assets at fair value	$11,933	$—	$11,933	$—

Liabilities
Forward exchange contracts (b)	$1,195	$—	$1,195	$—

Total liabilities at fair value	$1,195	$—	$1,195	$—

(a)	Based on third party quotation from financial institution
(b)	Based on observable market transactions of spot and forward rates
NOTE 14 — SUBSEQUENT EVENT
In April 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe. The locations affected primarily relate to AptarGroup’s Closures and Beauty & Home segments. The total costs associated with the facility consolidation plan are estimated to be approximately $6 million. The charges will be recorded in the quarter in which they are recognizable for accounting purposes with the majority expected in 2009. Annual savings are estimated to be approximately $3 million primarily beginning in 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Quarter Ended March 31,	2009	2008

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.1	68.1
Selling, research & development and administration	16.8	15.4
Depreciation and amortization	7.0	6.2

Operating Income	9.1	10.3
Other income (expense)	(.5)	(.4)

Income before income taxes	8.6	9.9

Net income	6.2%	6.9%

Effective Tax Rate	28.1%	30.0%

NET SALES
We reported net sales of $431.8 million for the quarter ended March 31, 2009, or 19% below first quarter 2008 net sales of $532.3 million. The average U.S. dollar exchange rate strengthened compared to the Euro (our primary foreign currency exposure) in the first quarter of 2009 compared to the first quarter of 2008, and as a result, changes in exchange rates negatively impacted sales and accounted for approximately 10% of the 19% sales decrease. Product and custom tooling sales declined 10% while acquisitions contributed 1% to sales.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
     The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2009	% of Total	2008	% of Total

Domestic	$118,530	27%	$131,259	25%
Europe	256,869	60%	341,566	64%
Other Foreign	56,417	13%	59,433	11%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales decreased to 67.1% in the first quarter of 2009 compared to 68.1% in the same period a year ago.
The following factors positively impacted our cost of sales percentage in the first quarter of 2009:
Segment Mix. Compared to the prior year, our Pharma segment sales represented a larger percentage of our overall sales. This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall company average.
Declining Raw Material Costs. Raw material costs, in particular plastic resin in the U.S., decreased in the first quarter of 2009 over 2008. While the majority of these cost decreases are passed along to our customers in our selling prices, we experienced the usual lag in the timing of passing on these cost decreases.
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

The following factor negatively impacted our cost of sales percentage in the first quarter of 2009:
Underutilized Overhead Costs in Certain Operations. Several of our business operations, especially in the Beauty & Home business segment, saw a decrease in unit volumes produced and sold. As a result of these lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $9.1 million in the first quarter of 2009 to $72.7 million compared to $81.8 million in the same period a year ago. Changes in currency rates accounted for $7.2 million of the decrease in SG&A in the quarter. The remainder of the decrease is primarily the result of lower stock option expense. However, SG&A as a percentage of net sales still increased to 16.8% compared to 15.4% of net sales in the same period of the prior year.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased approximately $2.9 million in the first quarter of 2009 to $30.1 million compared to $33.0 million in the first quarter of 2008. Changes in foreign currency rates accounted for a $3.3 million decrease for a net increase of $0.4 million on a constant currency basis. Depreciation and amortization as a percentage of net sales increased to 7.0% compared to 6.2% of net sales in the same period of the prior year.
OPERATING INCOME
Operating income decreased approximately $15.4 million in the first quarter of 2009 to $39.3 million compared to $54.7 million in the same period in the prior year. The decrease is primarily due to the strengthening of the U.S. dollar compared to the Euro which is having a negative impact on the translation of our results in U.S. dollars and the decrease in sales of our products, particularly in the Beauty & Home segment as mentioned above. Operating income as a percentage of net sales was 9.1% in the first quarter 2009 compared to 10.3% for the same period in the prior year. This decrease is attributed to the Company’s inability to reduce fixed overhead costs at the same rate as sales decline.
NET OTHER EXPENSE
Net other expenses in the first quarter of 2009 increased to $2.2 million in the first quarter compared to $2.0 million in the first quarter of the prior year. Interest income decreased by $2.2 million due primarily to lower average cash balances but was offset partially by lower interest expense and net foreign currency losses.
EFFECTIVE TAX RATE
The reported effective tax rate decreased to 28.1% for the three months ended March 31, 2009 compared to 30.0% in the first quarter of 2008 due primarily to mix of where the income is earned.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $26.7 million in the first quarter of 2009 compared to $36.9 million in the first quarter of 2008.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

Three Months Ended March 31,	2009	2008

Net Sales	$211,672	$283,763
Segment Income (1)	10,336	28,400
Segment Income as a percentage of Net Sales	4.9%	10.0%
(1) The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items. Prior year amounts have been revised to reflect the current method used to allocate certain corporate costs. For a reconciliation of segment income to income before income taxes, see Note 10 – Segment information to the Consolidated Financial Statements in Item 1.

     Net sales for the quarter ended March 31, 2009 decreased 25% to $211.7 million compared to $283.8 million in the first quarter of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted the change in sales and represented 9% of the 25% decrease. Sales, excluding foreign currency changes, decreased approximately 17% in the first quarter of 2009 compared to the same period in the prior year as demand decreased in all regions with the exception of Asia. Acquisitions accounted for a 1% increase in sales. Sales of our products, excluding foreign currency changes, to the personal care market decreased 9% in the first quarter of 2009 compared to the first quarter of the prior year. The general market weakness was offset slightly by the increased sales of our Bag-on-Valves and locking actuators. Sales, excluding foreign currency changes, to the fragrance & cosmetic and household markets decreased 20% and 19%, respectively, in the first quarter of 2009 compared to the first quarter of the prior year primarily due to the general economic condition.
     Segment income in the first quarter of 2009 decreased approximately 64% to $10.3 million compared to $28.4 million reported in the prior year. The lower segment income in the first quarter is due primarily to the reductions in volumes. Segment income was lower at all locations except Asia which benefited from increased sales volumes and Latin America which benefited from increased efficiencies and cost savings activities. Under absorbed fixed costs continue to negatively impact segment income and contingency plans are in effect at all locations in an effort to offset some of the impact of the volume reductions.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are generally sold to the personal care, household and food/beverage markets.

Three Months Ended March 31,	2009	2008

Net Sales	$117,176	$134,276
Segment Income	11,617	10,804
Segment Income as a percentage of Net Sales	9.9%	8.0%
     Net sales for the quarter ended March 31, 2009 decreased 13% to $117.2 million compared to $134.3 million in the first quarter of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted the change in sales and represented 10% of the 13% decrease. Core product sales decreased 6% due mainly to resin pass-through contracts with our customers. Acquisitions accounted a 3% increase in sales. Product sales, excluding foreign currency changes, to the personal care and household markets decreased approximately 5% and 27%, respectively, in the first quarter of 2009 compared to the same period in the prior year. This is primarily due to weaker demand across all regions attributed to our customers experiencing soft demand. Partially offsetting these decreases was a 7% increase in sales of our products to the food/beverage market related mainly to new products.
     Despite decreased overall sales, segment income in the first quarter of 2009 increased approximately 8% to $11.6 million compared to $10.8 million reported in the prior year. The increase in segment income is primarily due to cost savings and the normal delay in the pass-through of lower resin costs to our customers.
PHARMA SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

Three Months Ended March 31,	2009	2008

Net Sales	$102,925	$114,215
Segment Income	28,429	29,562
Segment Income as a percentage of Net Sales	27.6%	25.9%
     Net sales for the Pharma segment declined by 10% in the first quarter of 2009 to $102.9 million compared to $114.2 million in the first quarter of 2008. The strengthening U.S. dollar compared to the Euro negatively impacted the change in sales and represented almost all of the 10% decrease. Acquisitions accounted for a 1% increase in sales. While our other segments have seen decreases in constant currency sales during the first quarter, the Pharma segment continues to see stable demand as sales of our metered dose inhaler valves (“MDI’s”), which is used to dispense asthma medications, improved.
     Segment income in the first quarter of 2009 decreased approximately 4% to $28.4 million compared to $29.6 million reported in the prior year. As with net sales, this decrease is attributed to an unfavorable currency comparison to 2008. Segment income as a percentage of net sales improved from 25.9% in 2008 to 27.6% in 2009 mainly due to solid sales results and good control of operating expenses.
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
     Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2009 compared to the prior year is as follows:

	2009	2008
First Quarter	5.0	7.2
Second Quarter	1.6	1.4
Third Quarter	1.6	1.3
Fourth Quarter	1.4	1.3
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $203.9 million at the end of March 2009 from $192.1 million at December 31, 2008. Total short and long-term interest bearing debt increased in the first quarter of 2009 to $304.7 million from $291.5 million at December 31, 2008. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) of 8% remained unchanged at the end of the quarter compared to the prior year end.
     In the first quarter of 2009, our operations provided approximately $48.8 million in cash flow compared to $39.0 million for the same period a year ago. The increase in cash flow is primarily attributable to an improvement in working capital across all segments. During the first quarter of 2009, we utilized the majority of the operating cash flows to finance capital expenditures.
     We used $31.9 million in cash for investing activities during the first quarter of 2009, compared to $46.0 million during the same period a year ago. The decrease in cash used for investing activities is due primarily to $10.0 million less spent on capital expenditures in the first quarter of 2009 compared to the first quarter of 2008. In 2008, we also used $4.1 million of cash for the acquisition of a business. Cash outlays for capital expenditures for 2009 are estimated to be approximately $130 million but this amount could vary due to changes in currency rates.
     We received approximately $3.2 million in cash provided by financing activities in the first quarter of 2009 compared to $5.8 million in the first quarter of the prior year. The decrease in cash from financing activities is due primarily to a reduction in the purchase of treasury stock which in turn lead to a reduction in proceeds from notes payable.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2009
Debt to total capital ratio	Maximum of 55%	22%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.0 billion before the 55% requirement was exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $203.9 million in cash and equivalents is located outside of the U.S.
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
     On April 15, 2009, the Board of Directors declared a quarterly dividend of $0.15 per share payable on May 20, 2009 to stockholders of record as of April 29, 2009.
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
OUTLOOK
While there continues to be uncertainty about the near term performance of the global economy, we expect that the conditions in the first quarter will continue into the second quarter. Difficult economic conditions have historically presented opportunities as well as challenges. The present situation, severe as it may be, is no different. While future sales visibility remains low, presently we expect that demand, particularly in our Beauty & Home and Closures segments, will increase in the second half of the year. While we have been reducing costs, we have not reduced our research and development efforts. We believe that our strong balance sheet, experienced management team and dedicated employees will enable us to weather the current economic situation and that when conditions improve, our innovative new products will drive market share growth.
     Excluding any effects of the facility consolidation plan that was announced in April, 2009, we anticipate that diluted earnings per share for the second quarter of 2009 will be in the range of $0.37 to $0.42 per share compared to $0.64 per share in the prior year.

FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	economic, environmental and political conditions worldwide;
•	changes in customer and/or consumer spending levels;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	significant fluctuations in foreign currency exchange rates;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	work stoppages due to labor disputes;
•	the demand for existing and new products;
•	fiscal and monetary policy, including changes in worldwide tax rates;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims and the costs associated with defending such claims;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	the timing and successful completion of our facility consolidation plan;
•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations and
•	other risks associated with our operations.
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
     The table below provides information as of March 31, 2009 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2009 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

			Min / Max
	Contract Amount	Average Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Euro/U.S. Dollar	$121,477	1.3023	121,477–127,391
Swiss Franc/Euro	39,462	0.6600	37,666–39,462
U.S. Dollar/Euro	11,146	0.7680	7,683–11,146
U.S. Dollar/Chinese Yuan	6,000	6.8511	6,000–6,000
Euro/Brazilan Real	5,663	4.6821	5,663–6,132
Euro/ Russian Ruble	5,566	37.4988	5,566–5,566
Czech Koruna / Euro	3,255	0.0375	2,524–3,255
Canadian Dollar/U.S. Dollar	2,600	0.7965	2,000-2,600
Euro/Chinese Yuan	1,700	8.7265	1,700–1,700
Chinese Yuan/Japanese Yen	1,155	13.9321	447–1,155
Other	3,955

Total	$201,979

     As of March 31, 2009, we have recorded the fair value of foreign currency forward exchange contracts of $3.9 million in prepaids and others, $0.8 million in accounts payable and accrued liabilities, and $0.9 million in deferred and other non-current liabilities in the balance sheet.
     At March 31, 2009, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $15 million which requires us to pay an average variable interest rate (which was 2.5% at March 31, 2009) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.1 million assuming a tax rate of 30%. As of March 31, 2009, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $1.1 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2009 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2009 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended March 31, 2009, the FCP Aptar Savings Plan (the “Plan”) sold 885 shares of our Common Stock on behalf of the participants at an average price of $31.08 per share, for an aggregate amount of $27.5 thousand. No shares were purchased during the quarter. At March 31, 2009, the Plan owns 16,283 shares of our Common Stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2009:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

1/1 – 1/31/09	—	$—	—	4,548,557
2/1 – 2/28/09	121,678	27.87	121,678	4,426,879
3/1 – 3/31/09	55,000	25.99	55,000	4,371,879

Total	176,678	$27.28	176,678	4,371,879
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

AptarGroup, Inc.
(Registrant)

By /s/ Robert W. Kuhn Robert W. Kuhn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2009

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