Form 10-Q
period 2009-06-30
APTARGROUP INC
filed 2009-07-30
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2009

Common Stock, $.01 par value per share	67,689,382 shares

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2009

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$440,508	$551,319	$872,324	$1,083,577

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	288,826	372,908	578,547	735,688
Selling, research & development and administrative	69,163	77,451	140,601	157,943
Depreciation and amortization	31,435	34,372	61,536	67,327
Facilities consolidation and severance	3,095	—	3,095	—

	392,519	484,731	783,779	960,958

Operating Income	47,989	66,588	88,545	122,619

Other Income (Expense):
Interest expense	(5,157)	(4,336)	(8,604)	(8,943)
Interest income	711	3,410	1,986	6,859
Equity in results of affiliates	—	126	—	223
Miscellaneous, net	(1,110)	259	(1,229)	(685)

	(5,556)	(541)	(7,847)	(2,546)

Income Before Income Taxes	42,433	66,047	80,698	120,073

Provision for Income Taxes	13,961	20,771	25,632	37,918

Net Income	$28,472	$45,276	$55,066	$82,155

Net (Income) Loss Attributable to Noncontrolling Interests	$(12)	$(3)	$59	$19

Net Income Attributable to AptarGroup, Inc.	$28,460	$45,273	$55,125	$82,174

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$0.42	$0.67	$0.81	$1.21

Diluted	$0.41	$0.64	$0.79	$1.16

Average Number of Shares Outstanding:
Basic	67,705	68,038	67,691	68,103
Diluted	69,293	70,563	69,660	71,032

Dividends Per Common Share	$0.15	$0.13	$0.30	$0.26

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2009	2008

Assets

Current Assets:
Cash and equivalents	$249,076	$192,072
Accounts and notes receivable, less allowance for doubtful accounts of $12,028 in 2009 and $11,900 in 2008	315,614	343,937
Inventories, net	232,554	244,775
Prepayments and other	67,214	78,965

	864,458	859,749

Property, Plant and Equipment:
Buildings and improvements	306,943	297,093
Machinery and equipment	1,540,544	1,484,353

	1,847,487	1,781,446
Less: Accumulated depreciation	(1,130,116)	(1,078,063)

	717,371	703,383
Land	17,967	17,499

	735,338	720,882

Other Assets:
Investments in affiliates	765	712
Goodwill	227,276	227,041
Intangible assets, net	11,868	14,061
Miscellaneous	10,450	9,377

	250,359	251,191

Total Assets	$1,850,155	$1,831,822

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	June 30,	December 31,
	2009	2008

Liabilities and Equity

Current Liabilities:
Notes payable	$64,352	$39,919
Current maturities of long-term obligations	24,149	24,700
Accounts payable and accrued liabilities	280,229	310,408

	368,730	375,027

Long-Term Obligations	207,626	226,888

Deferred Liabilities and Other:
Deferred income taxes	20,264	24,561
Retirement and deferred compensation plans	57,360	62,476
Deferred and other non-current liabilities	12,290	11,072
Commitments and contingencies	—	—

	89,914	98,109

Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	804	801
Capital in excess of par value	264,712	254,216
Retained earnings	1,100,818	1,065,998
Accumulated other comprehensive income	153,094	139,300
Less treasury stock at cost, 12.7 and 12.5 million shares as of June 30, 2009 and December 31, 2008, respectively	(336,300)	(329,285)

Total AptarGroup, Inc. Stockholders’ Equity	1,183,128	1,131,030
Noncontrolling interests in subsidiaries	757	768

Total Equity	1,183,885	1,131,798

Total Liabilities and Equity	$1,850,155	$1,831,822

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
In thousands, except per share amounts

		AptarGroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance — December 31, 2007:		$950,566	$214,294	$794	$(275,658)	$229,022	$553	$1,119,571

Net income	$153,489	153,495					(6)	153,489
Foreign currency translation adjustments	(61,217)		(61,250)				33	(61,217)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(13,164)		(13,164)					(13,164)
Treasury Locks, net of tax	(595)		(595)					(595)
Net gain on Derivatives, net of tax	15		15					15

Comprehensive income	$78,528

Stock option exercises & restricted stock vestings				7	3,942	25,194		29,143
Cash dividends declared on common stock		(38,063)						(38,063)
Noncontrolling interest in entity acquired							188	188
Treasury stock purchased					(57,569)			(57,569)

Balance — December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798

Net income	55,066	55,125					(59)	55,066
Foreign currency translation adjustments	13,395		13,347				48	13,395
Changes in unrecognized pension gains/losses and related amortization, net of tax	423		423					423
Changes in treasury locks, net of tax	40		40					40
Net loss on Derivatives, net of tax	(16)		(16)					(16)

Comprehensive income	$68,908

Stock option exercises & restricted stock vestings				3	1,213	10,496		11,712
Cash dividends declared on common stock		(20,305)						(20,305)
Treasury stock purchased					(8,228)			(8,228)

Balance — June 30, 2009:		$1,100,818	$153,094	$804	$(336,300)	$264,712	$757	$1,183,885

See accompanying notes to consolidated financial statement

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Six Months Ended June 30,	2009	2008

Cash Flows From Operating Activities:
Net income	$55,066	$82,155
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	59,468	64,832
Amortization	2,068	2,495
Stock option based compensation	6,791	8,568
Provision for bad debts	850	1,348
Facilities consolidation and severance	2,819	—
Deferred income taxes	(6,352)	(4,219)
Retirement and deferred compensation plans	(9,530)	(710)
Equity in results of affiliates in excess of cash distributions received	—	(26)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	30,197	(45,758)
Inventories	14,635	(8,260)
Prepaid and other current assets	3,586	(2,088)
Accounts payable and accrued liabilities	(39,413)	276
Income taxes payable	7,586	(5,336)
Other changes, net	11,370	4,976

Net Cash Provided by Operations	139,141	98,253

Cash Flows From Investing Activities:
Capital expenditures	(69,373)	(90,431)
Disposition of property and equipment	398	658
Intangible assets acquired	(270)	(443)
Acquisition of businesses net of cash acquired	—	(13,166)
Collection of notes receivable, net	54	131

Net Cash Used by Investing Activities	(69,191)	(103,251)

Cash Flows From Financing Activities:
Proceeds from notes payable	24,772	29,336
Proceeds from long-term obligations	3,580	—
Repayments of long-term obligations	(22,922)	(22,712)
Dividends paid	(20,305)	(17,718)
Proceeds from stock options exercises	3,967	10,602
Purchase of treasury stock	(8,228)	(36,875)
Excess tax benefit from exercise of stock options	835	3,559

Net Cash Used by Financing Activities	(18,301)	(33,808)

Effect of Exchange Rate Changes on Cash	5,355	21,696

Net Increase/(Decrease) in Cash and Equivalents	57,004	(17,110)
Cash and Equivalents at Beginning of Period	192,072	313,739

Cash and Equivalents at End of Period	$249,076	$296,629

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
     In order to be comparable to the current period presentation, the Company has revised its classification relating to a French research and development tax credit from Provision for Income Taxes to Selling, Research & Development and Administrative.
     Certain previously reported amounts have been reclassified to conform to the current period presentation.
NOTE 2 — INVENTORIES
At June 30, 2009 and December 31, 2008, approximately 20% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	June 30,	December 31,
	2009	2008

Raw materials	$84,000	$93,081
Work in progress	56,967	55,228
Finished goods	95,456	99,310

Total	236,423	247,619
Less LIFO Reserve	(3,869)	(2,844)

Total	$232,554	$244,775

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2008 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2008	$28,133	$158,823	$40,085	$227,041
Foreign currency exchange effects	97	307	(169)	235

Balance as of June 30, 2009	$28,230	$159,130	$39,916	$227,276

     The table below shows a summary of intangible assets as of June 30, 2009 and December 31, 2008.

		June 30, 2009			December 31, 2008
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$19,078	$(14,103)	$4,975	$18,854	$(13,357)	$5,497
License agreements and other	6	25,381	(18,488)	6,893	25,641	(17,077)	8,564

Total intangible assets	9	$44,459	$(32,591)	$11,868	$44,495	$(30,434)	$14,061

     Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2009 and 2008 was $1,042 and $1,267, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2009 and June 30, 2008 was $2,068 and $2,495, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2009	$4,218
2010	3,662
2011	2,231
2012	1,318
2013	1,061
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2009.
NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended June 30,	2009	2008	2009	2008

Service cost	$1,091	$968	$428	$437
Interest cost	955	864	612	578
Expected return on plan assets	(932)	(777)	(240)	(220)
Amortization of net loss	60	6	153	199
Amortization of prior service cost	1	1	92	21

Net periodic benefit cost	$1,175	$1,062	$1,045	$1,015

	Domestic Plans		Foreign Plans
Six months ended June 30,	2009	2008	2009	2008

Service cost	$2,182	$1,936	$836	$856
Interest cost	1,910	1,728	1,197	1,133
Expected return on plan assets	(1,864)	(1,554)	(469)	(432)
Amortization of net loss	120	12	299	390
Amortization of prior service cost	2	2	181	41

Net periodic benefit cost	$2,350	$2,124	$2,044	$1,988

EMPLOYER CONTRIBUTIONS
In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $10 million to its domestic defined benefit plans in 2009 and has contributed $8.9 million as of June 30, 2009. The Company also expects to contribute approximately $10 million to its foreign defined benefit plans in 2009, and as of June 30, 2009, has contributed approximately $0.2 million.
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
     As of June 30, 2009, the Company recorded the fair value of derivative instrument of $761 thousand in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $10 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and six months ended June 30, 2009 or 2008 as any hedge ineffectiveness for the period was immaterial.
CASH FLOW HEDGES
As of June 30, 2009, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.2 million) as of June 30, 2009. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($3.4 million) as of June 30, 2008.
     During the six months ended June 30, 2009, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately three years (March 2012).
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
OTHER
As of June 30, 2009, the Company recorded the fair value of foreign currency forward exchange contracts of $1.8 million in accounts payable and accrued liabilities, $1.8 million in prepayments and other and $1.9 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2009 had an aggregate contract amount of $203 million.

Fair Value of Derivative Instruments in the Statement of Financial Position as of June 30, 2009

		Derivative		Derivative
(in thousands)		Assets		Liabilities
Derivative Contracts Designated as	Balance Sheet	June 30,		June 30,
Hedging Instruments	Location	2009	Balance Sheet Location	2009
Interest Rate Contracts	Other Assets Miscellaneous	$761		$—
Foreign Exchange Contracts		—	Accounts Payable and Accrued Liabilities	186

Foreign Exchange Contracts		—	Deferred and other non- current liabilities	291

		761		477

Derivative Contracts Not Designated as Hedging Instruments
Foreign Exchange Contracts	Prepayments & Other	1,833	Accounts Payable and Accrued Liabilities	1,606

		Derivative		Derivative
(in thousands)		Assets		Liabilities
Derivative Contracts Designated as	Balance Sheet	June 30,		June 30,
Hedging Instruments	Location	2009	Balance Sheet Location	2009
Foreign Exchange Contracts		—	Deferred and other non-current liabilities	1,615

		$1,833		$3,221

Total Derivative Contracts		$2,594		$3,698

The Effect of Derivative Instruments on the Statements of Financial Performance
for the Three and Six Months Ended June 30, 2009

Amount of Gain or (Loss) Recognized in
Income on Derivative
Derivatives in Statement 133 Fair	Location of Gain or (Loss)	Three Months Ended	Six Months Ended
Value Hedging Relationships	Recognized in Income on Derivative	June 30, 2009	June 30, 2009
Interest Rate Contracts	(a)	$ —	$ —
(a)	Interest rate swap uses the short-cut method which adjusts short term debt. Therefore, there is no net impact on income.

Three Months Ended June 30, 2009
Derivatives in Statement 133	Amount of	Location of		Location of Gain	Amount of Gain or
Cash Flow Hedging	Gain or	Gain or	Amount of	or (Loss)	(Loss) Recognized
Relationships	(Loss)	(Loss)	Gain or	Recognized in	in Income of
	Recognized	Reclassified	(Loss) From	Income on	Derivative
	in OCI on	From	Accumulated	Derivative	(Ineffective Portion
	Derivative	Accumulated	OCI Into	(Ineffective	and Amount
	(Effective	OCI Into	Income	Portion and	Excluded From
	Portion)	Income	(Effective	Amount Excluded	Effectiveness
		(Effective	Portion)	from Effectiveness	Testing)
	2009	Portion)	2009	Testing)	2009
Foreign Exchange Contracts	$(36)		$—		$—

Total	$(36)		$—		$—

Six Months Ended June 30, 2009
Derivatives in Statement 133	Amount of	Location of		Location of Gain	Amount of Gain or
Cash Flow Hedging	Gain or	Gain or	Amount of	or (Loss)	(Loss) Recognized
Relationships	(Loss)	(Loss)	Gain or	Recognized in	in Income of
	Recognized	Reclassified	(Loss) From	Income on	Derivative
	in OCI on	From	Accumulated	Derivative	(Ineffective Portion
	Derivative	Accumulated	OCI Into	(Ineffective	and Amount
	(Effective	OCI Into	Income	Portion and	Excluded From
	Portion)	Income	(Effective	Amount Excluded	Effectiveness
		(Effective	Portion)	from Effectiveness	Testing)
	2009	Portion)	2009	Testing)	2009
Foreign Exchange Contracts	$(10)		$—		$—

Total	$(10)		$—		$—

Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as		Income on Derivative
Hedging Instruments Under	Location of Gain or (Loss)	Three Months Ended	Six Months Ended
Statement 133	Recognized in Income on Derivative	June 30, 2009	June 30, 2009
Other Income (Expense),
Foreign Exchange Contracts	Miscellaneous, net	$(4,037)	$(2,104)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company had no liabilities recorded for these agreements as of June 30, 2009.
NOTE 7 — STOCK REPURCHASE PROGRAM
During the quarter ended June 30, 2009, the Company repurchased 108 thousand shares for an aggregate amount of $3.4 million. As of June 30, 2009, the Company had outstanding authorizations to repurchase up to approximately 4.3 million shares. The timing of and total amount expended for the share repurchase depends upon market conditions. There is no time limit on the repurchase authorization.
NOTE 8 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2009		June 30, 2008
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$28,460	$28,460	$45,273	$45,273

Average equivalent shares
Shares of common stock	67,705	67,705	68,038	68,038
Effect of dilutive stock based compensation
Stock options	1,586	—	2,519	—
Restricted stock	2	—	6	—

Total average equivalent shares	69,293	67,705	70,563	68,038

Net income per share	$0.41	$0.42	$0.64	$0.67

	Six months ended
	June 30, 2009		June 30, 2008
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$55,125	$55,125	$82,174	$82,174

Average equivalent shares
Shares of common stock	67,691	67,691	68,103	68,103
Effect of dilutive stock based compensation
Stock options	1,966	—	2,920	—
Restricted stock	3	—	9	—

Total average equivalent shares	69,660	67,691	71,032	68,103

Net income per share	$0.79	$0.81	$1.16	$1.21

NOTE 9 — SEGMENT INFORMATION
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
     The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and certain unusual items. Prior year amounts have been revised to reflect the current method used to allocate certain corporate costs and to present research & development credits. Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Sales:
Beauty & Home	$216,630	$291,591	$431,127	$579,768
Closures	123,158	144,638	240,435	279,208
Pharma	103,576	118,306	206,607	232,701
Other	(1)	92	76	173

Total Sales	443,363	554,627	878,245	1,091,850

Less: Intersegment Sales:
Beauty & Home	$2,689	$2,680	$5,514	$7,094
Closures	71	393	172	687
Pharma	54	144	160	324
Other	41	91	75	168

Total Intersegment Sales	$2,855	$3,308	$5,921	$8,273

Net Sales:
Beauty & Home	$213,941	$288,911	$425,613	$572,674
Closures	123,087	144,245	240,263	278,521
Pharma	103,522	118,162	206,447	232,377
Other	(42)	1	1	5

Net Sales	$440,508	$551,319	$872,324	$1,083,577

Segment Income:
Beauty & Home (1)	$11,143	$26,301	$21,954	$55,042
Closures (1)	13,740	12,493	25,357	23,317
Pharma (1)	31,279	35,561	60,483	66,094
Corporate & Other	(9,295)	(7,385)	(20,419)	(22,277)

Income before interest and taxes	$46,867	$66,970	$87,375	$122,176
Interest expense, net	(4,446)	(926)	(6,618)	(2,084)
Net income/(loss) attributable to noncontrolling Interests	12	3	(59)	(19)

Income before income taxes	$42,433	$66,047	$80,698	$120,073

(1): Included in the segment income figures above, are consolidation/severance expenses and a revised presentation of research & development credits for the six months ended June 30, 2009 and 2008, and the three months ended June 30, 2008 as follows:

CONSOLIDATION/SEVERANCE EXPENSES
Beauty & Home	$(257)	$—	$(257)	$—
Closures	(2,838)	—	(2,838)	—
Pharma	—	—	—	—

Total Consolidation/Severance Expenses	$(3,095)	$—	$(3,095)	$—

RESEARCH & DEVELOPMENT CREDITS
Beauty & Home	$475	$356	$950	$697
Closures	—	—	—	20
Pharma	775	1,012	1,550	1,983

Total Research & Development Credits	$1,250	$1,368	$2,500	$2,700

NOTE 10 — ACQUISITIONS
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
     In April 2008, the Company acquired the equipment, inventory and intellectual property of CCL Industries’ Bag-on-Valve business (“CCLBOV”) for approximately $9.3 million in cash. No debt was assumed in the transaction. CCLBOV’s annual revenues are approximately $9.0 million. The excess purchase price over the fair value of assets acquired was allocated to

Goodwill. Goodwill of approximately $3.4 million was recorded on the transaction. CCLBOV was located in Canada but the assets purchased were transferred to existing AptarGroup facilities in the U.S. before the end of the second quarter of 2008. CCLBOV is included in the Beauty and Home reporting segment.
     Neither of these acquisitions had a material impact on the results of operations in 2008.
NOTE 11 — STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards (“SFAS”) 123(R) upon adoption requires the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs would be recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. For awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement.
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
     Compensation expense recorded attributable to stock options for the first half of 2009 was approximately $6.8 million ($5.1 million after tax), or $0.07 per share (basic and diluted). Approximately $6.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first half of 2008 was approximately $8.6 million ($6.2 million after tax), or $0.09 per share (basic and diluted). Approximately $8.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $7.33 and $10.02 per share in 2009 and 2008, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2009	2008

Dividend Yield	1.6%	1.4%
Expected Stock Price Volatility	24.2%	22.4%
Risk-free Interest Rate	2.2%	3.7%
Expected Life of Option (years)	6.9	7.0
     The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2009 was $7.90. The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2008 was $12.08. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2009	2008

Dividend Yield	1.7%	1.3%
Expected Stock Price Volatility	24.9%	22.3%
Risk-free Interest Rate	3.1%	3.8%
Expected Life of Option (years)	6.9	7.0
     A summary of option activity under the Company’s stock option plans as of June 30, 2009, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2009	7,743,827	$24.51	157,000	$23.25
Granted	1,252,270	30.56	48,000	30.17
Exercised	(355,655)	13.67	—	—
Forfeited or expired	(9,412)	34.02	—	—

Outstanding at June 30, 2009	8,631,030	$25.83	205,000	$24.87

Exercisable at June 30, 2009	6,163,836	$23.02	157,000	$23.25

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2009	6.3		5.4
Exercisable at June 30, 2009	5.2		4.6

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2009	$73,159		$1,866
Exercisable at June 30, 2009	$67,807		$1,693

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2009	$5,868		$—
June 30, 2008	$17,499		$—
     The fair value of shares vested during the six months ended June 30, 2009 and 2008 was $11.0 million and $10.4 million, respectively. Cash received from option exercises was approximately $4.0 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $1.3 million in the six months ended June 30, 2009. As of June 30, 2009, the remaining valuation of stock option awards to be expensed in future periods was $8.4 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.
     The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of June 30, 2009, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2009	21,739	$32.03
Granted	3,792	29.72
Vested	(10,353)	31.16

Nonvested at June 30, 2009	15,178	$32.04

     Compensation expense recorded attributable to restricted stock unit grants for the first half of 2009 and 2008 was approximately $0.1 million and $0.4 million, respectively. The fair value of units vested during the six months ended June 30, 2009 and 2008 was $323 and $262, respectively. The intrinsic value of units vested during the six months ended June 30, 2009 and 2008 was $319 and $324, respectively. As of June 30, 2009 there was $18 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.0 years.
NOTE 12 — INCOME TAX UNCERTAINTIES
The Company had approximately $10.6 and $9.7 million recorded for income tax uncertainties as of June 30, 2009 and December 31, 2008, respectively. The amount, if recognized, that would impact the effective tax rate is $9.8 and $8.9 million, respectively. The Company does not anticipate any significant changes to the amount recorded for income tax uncertainties over the next 12 months.
NOTE 13 — FAIR VALUE
The fair value framework effective with SFAS No. 157, “Fair Value Measurements” requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
     As of June 30, 2009, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$761	$—	$761	$—
Forward exchange contracts (b)	1,833	—	1,833	—

Total assets at fair value	$2,594	$—	$2,594	$—

Liabilities
Forward exchange contracts (b)	$3,698	$—	$3,698	$—

Total liabilities at fair value	$3,698	$—	$3,698	$—

     As of December 31, 2008, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$1,068	$—	$1,068	$—
Forward exchange contracts (b)	10,865	—	10,865	—

Total assets at fair value	$11,933	$—	$11,933	$—

Liabilities
Forward exchange contracts (b)	$1,195	$—	$1,195	$—

Total liabilities at fair value	$1,195	$—	$1,195	$—

(a)	Based on third party quotation from financial institution
(b)	Based on observable market transactions of spot and forward rates
     Based on the variable borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.

NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE
In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions. The total costs associated with the consolidation/severance programs are estimated to be approximately $7 million, of which $3.1 million was recorded in the second quarter of 2009. The majority of the remaining costs are expected to be recorded as incurred over the next two quarters. All charges related to the facilities consolidation and severance program are reported separately in the income statement. Annual savings are estimated to be in the range of $3 million to $4 million primarily beginning in 2010.
     As of June 30, 2009 we have recorded the following pre-tax charges associated with our consolidation/severance programs within the Condensed Consolidated Statements of Income:

	Beginning	Charges for			Ending
	Reserve at	the Quarter			Reserve at
	4/01/09	Ended 6/30/09	Cash Paid	FX Impact	6/30/09

Employee severance	$—	$1,806	$(51)	$—	$1,755
Other costs	—	1,289	(226)	1	1,064

Totals	$—	$3,095	$(277)	$1	$2,819

NOTE 15 — SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through July 30, 2009, which is the date the financial statements were issued. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on July 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	65.6	67.6	66.3	67.9
Selling, research & development and administration	15.7	14.0	16.1	14.6
Depreciation and amortization	7.1	6.2	7.1	6.2
Facilities Consolidation and Severance Expenses	0.7	—	0.3	—

Operating Income	10.9	12.1	10.2	11.3
Other income (expense)	(1.3)	(0.1)	(0.9)	(0.2)

Income before income taxes	9.6	12.0	9.3	11.1

Net income	6.5%	8.2%	6.3%	7.6%

Effective Tax Rate	32.9%	31.4%	31.8%	31.6%
NET SALES
Net sales for the quarter and six months ended June 30, 2009 were $440.5 million and $872.3 million, respectively, and represented a decrease for the quarter of 20% and for the six months ended June 30, 2009 of 19% when compared to the same periods a year ago. The average U.S. dollar exchange rate strengthened against the Euro in 2009 compared to 2008, and as a result, changes in exchange rates negatively impacted sales and accounted for approximately 9% of the sales decline for both the quarter and the six months ended June 30, 2009. Sales from acquired companies were immaterial for the quarter and account for 1% of sales for the six months ended June 30, 2009. The remaining 11% of sales decline for the three and six months ended June 30, 2009, was due primarily to the soft economic situation leading to lower product and custom tooling sales to our customers.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total

Domestic	$128,596	29%	$132,157	24%	$247,126	28%	$263,416	24%
Europe	249,699	57%	353,653	64%	506,568	58%	695,219	64%
Other Foreign	62,213	14%	65,509	12%	118,630	14%	124,942	12%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales decreased to 65.6% in the second quarter of 2009 compared to 67.6% in the second quarter of 2008.
The following factors positively impacted our cost of sales percentage in the second quarter of 2009:
Cost Savings Efforts. Due to the current economic condition, we have implemented cost reduction programs to bring costs in line with current production levels.
Mix of Products Sold. Compared to the prior year, our Pharma segment sales represented a larger percentage of our overall sales. This positively impacts our cost of sales percentage as selling prices on our pharmaceutical products typically are higher than the overall company average.
Declining Raw Material Costs. Raw material costs, in particular plastic resin in the U.S., decreased in the second quarter of 2009 over 2008. While the majority of these cost decreases are passed along to our customers in our selling prices, we experienced the usual lag in the timing of passing on these cost decreases.

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
The following factor negatively impacted our cost of sales percentage in the second quarter of 2009:
Underutilized Overhead Costs in Certain Operations. Several of our business operations, especially in the Beauty & Home business segment, saw a decrease in unit volumes. As a result of these lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.
Our cost of sales as a percent of net sales decreased to 66.3% in the first half of 2009 compared to 67.9% in the first half of 2008. The decrease is primarily due to the same factors mentioned above.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $8.3 million in the second quarter of 2009 compared to the same period a year ago. Changes in currency rates accounted for approximately $6.2 million of the decrease in SG&A in the quarter. The remainder of the decrease is due primarily to cost savings efforts as mentioned above. However, SG&A as a percentage of net sales increased to 15.7% compared to 14.0% of net sales in the same period of the prior year primarily due to lower sales volumes.
     SG&A decreased by approximately $17.3 million in the first half of 2009 compared to the same period a year ago. Changes in currency rates accounted for approximately $12.1 million of the decrease in SG&A in the first half. The remainder of the increase is due primarily to the reasons mentioned above as well as lower stock option expense in the first half. As stated above, SG&A as a percentage of net sales increased primarily due to lower sales volumes. For the first half of 2009, the percentage increased to 16.1% compared to 14.6% of net sales in the first half of 2008.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased approximately $2.9 million in the second quarter of 2009 to $31.4 million compared to $34.3 million in the second quarter of 2008. Changes in foreign currency rates accounted for a $3.4 million decrease for a net increase of $0.5 million on a constant currency basis. Depreciation and amortization as a percentage of net sales increased to 7.1% in the second quarter of 2009 compared to 6.2% for the same period a year ago due to the decrease in sales.
     Depreciation and amortization decreased approximately $5.8 million in the first half of 2009 to $61.5 million compared to $67.3 million in the first half of 2008. Changes in foreign currency rates accounted for a $6.7 million decrease for a net increase of $0.9 million on a constant currency basis. Depreciation and amortization as a percentage of net sales also increased to 7.1% compared to 6.2% for the same period a year ago due to the decrease in sales.
FACILITIES CONSOLIDATION AND SEVERANCE
Facilities consolidation and severance was $3.1 million in the second quarter of 2009. There were no corresponding expenses in 2008. The amount represents the recognition of expenses related to the Company’s previously announced plan to consolidate several facilities and reduce headcount. The amount reported for the first half of 2009 is also $3.1 million since the program was initiated during the second quarter of 2009.
OPERATING INCOME
Operating income decreased approximately $18.6 million in the second quarter of 2008 to $48.0 million compared to $66.6 million in the same period in the prior year. The decrease is primarily due to the decrease in sales of our products, particularly in the Beauty & Home segment, the strengthening of the U.S. dollar compared to the Euro which is having a negative impact on the translation of our results in U.S. dollars and the impact of the facilities consolidation and severance program as discussed above. Operating income as a percentage of net sales decreased to 10.9% in the second quarter of 2009 compared to 12.1% for the same period in the prior year.
     Operating income decreased approximately $34.1 million in the first half of 2009 to $88.5 million compared to $122.6 million in the same period in the prior year. The decrease is primarily due to the same reasons mentioned above when discussing second quarter results. Operating income as a percentage of sales decreased to 10.2% in the first half of 2009 compared to 11.3% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the second quarter of 2009 increased to $5.6 million from $0.5 million in the same period in the prior year. Interest income decreased by $2.7 million due to lower average cash and equivalents balances and lower interest rates earned on investments. Also, foreign currency losses and interest expense increased by $1.4 million and $0.8 million, respectively.

     Net other expenses for the six months ended June 30, 2009 increased to $7.8 million from $2.5 million in the same period in the prior year primarily reflecting decreased interest income of $4.9 million along with an increase in foreign currency losses of approximately $0.5 million.
EFFECTIVE TAX RATE
The reported effective tax rate increased to 32.9% and 31.8% for the three and six months ended June 30, 2009 compared to 31.4% and 31.6% for the same periods ended June 30, 2008. Differences relate primarily to the mix of where the income is earned and the tax cost associated with the decision to increase the dividend repatriation from Europe in 2009.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $28.5 million and $55.1 million in the three and six months ended June 30, 2009, respectively, compared to $45.3 million and $82.2 million for the same periods in the prior year.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales	$213,941	$288,911	$425,613	$572,674
Segment Income (1)	11,143	26,301	21,954	55,042
Segment Income as a percentage of Net Sales	5.2%	9.1%	5.2%	9.6%
(1) Segment income is defined as earnings before net interest, stock option and certain corporate expenses, income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 9 — Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended June 30, 2009 decreased 26% to $213.9 million compared to $288.9 million in the second quarter of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 9% of the 26% decrease. Sales excluding foreign currency changes to the fragrance/cosmetics and personal care markets decreased approximately 24% and 5% respectively in the second quarter of 2009 compared to the same period in the prior year. In general, sales decreased primarily in developed markets compared to last year as the impact of the global economic downturn eroded our end customer demand.
     Net sales decreased 26% in the first six months of 2009 to $425.6 million compared to $572.7 million in the first six months of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 9% of the 26% decrease in sales. Sales of our products excluding foreign currency changes to the fragrance/cosmetic market decreased approximately 22% in the first half of 2009 compared to the first half of 2008. Sales excluding foreign currency changes to the personal care market decreased approximately 7% in the first half of 2009 compared to the first half of 2008.
     Segment income in the second quarter of 2009 decreased approximately 58% to $11.1 million compared to $26.3 million reported in the same period in the prior year. Profitability decreased primarily due to under absorbed fixed costs. Unit volumes continue to be lower when compared to last year. A focus during the first half of the year has been on cost savings activities in an effort to offset as much as possible the negative impact of these volume reductions.
     Segment income in the first six months of 2009 decreased approximately 60% to $22.0 million compared to $55.0 million reported in the same period in the prior year. The decrease in segment income in the first half of 2009 was primarily due to the reasons mentioned above when discussing the second quarter results.

CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$123,087	$144,245	$240,263	$278,521
Segment Income	13,740	12,493	25,357	23,317
Segment Income as a percentage of Net Sales	11.2%	8.7%	10.6%	8.4%
     Net sales for the quarter ended June 30, 2009 decreased approximately 15% in the second quarter of 2009 to $123.1 million compared to $144.2 million in the second quarter of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 9% of the 15% decrease. Also, sales were below prior year due to soft volume in Europe and the pass-through of resin cost decreases. Acquisitions accounted for a 2% increase in sales. Product sales, excluding foreign currency changes, to the personal care market decreased approximately 18% in the second quarter of 2009 compared to the same period in the prior year. Approximately 6% related to a decrease in custom tooling sales to customers. The remaining decrease is primarily due to weaker demand across all regions attributed to our customers experiencing soft demand as well as resin pass-through price decreases. Partially offsetting these decreases was a 24% increase in sales of our products to the food/beverage market. Approximately half of this increase is due to an increase in tooling sales to customers while the remaining increase is primarily due to the introduction of new products. Overall, segment tooling sales were relatively flat when compared with prior year excluding foreign currency changes.
     Net sales for the first six months of 2009 decreased approximately 14% in the first six months of 2009 to $240.3 million compared to $278.5 million in the first six months of the prior year. Once again, the strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 9% of the 14% decrease. Acquisitions accounted for a 2% increase in sales. Sales excluding foreign currency changes to the personal care and household markets decreased approximately 12% and 27%, respectively, in the first six months of 2009 compared to the same period in the prior year primarily due to the reasons discussed above. Sales to the food/beverage market increased 16%.
     Segment income in the second quarter of 2009 includes $2.8 million of consolidation/severance costs. Despite these expenses and decreased overall sales, segment income in the second quarter of 2009 increased approximately 10% to $13.7 million compared to $12.5 million reported in the prior year. The increase in segment income is primarily due to cost savings and the normal delay in the pass-through of lower resin costs to our customers.
     Segment income in the first half of 2009 also includes the same $2.8 million of consolidation/severance costs described above. Despite these expenses and decreased overall sales, segment income in the first six months of 2009 increased approximately 9% to $25.4 million compared to $23.3 million reported in the same period of the prior year. The increase in segment income is due primarily to the same reasons mentioned above when discussing the second quarter results.
PHARMA SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales	$103,522	$118,162	$206,447	$232,377
Segment Income	31,279	35,561	60,483	66,094
Segment Income as a percentage of Net Sales	30.2%	30.1%	29.3%	28.4%
     Net sales for the Pharma segment declined by 12% in the second quarter of 2009 to $103.5 million compared to $118.2 million in the second quarter of 2008. Changes in foreign currency rates negatively impacted the sales growth and accounted for approximately 10% of the 12% sales decline.
     Net sales for the Pharma segment declined by 11% in the first six months of 2009 to $206.4 million compared to $232.4 million in the first six months of 2008. Changes in foreign currency rates negatively impacted the sales growth by approximately 10% for the first half of 2009 and acquisitions accounted for about 1% of sales.
     Segment income in the second quarter of 2009 decreased approximately 12% to $31.3 million compared to $35.6 million reported in the same period in the prior year. As with net sales, this decrease is mainly attributed to an unfavorable currency comparison to 2008.
     Segment income in the first six months of 2009 decreased approximately 8% to $60.5 million compared to $66.1 million reported in the same period in the prior year. The decrease in profitability for the first six months is due to the same reasons mentioned above when discussing the second quarter results.

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
     Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2009 compared to the prior year is as follows:

	2009	2008
First Quarter	5.1	7.2
Second Quarter	1.7	1.4
Third Quarter	1.6	1.3
Fourth Quarter	1.4	1.3
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $249.1 million from $192.1 million at December 31, 2008. Total short and long-term interest bearing debt increased slightly in the first six months of 2009 to $296.1 million from $291.5 million at December 31, 2008. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased at the end of June 2009 to 4% compared to the prior year end of 8%.
     In the first six months of 2009, our operations provided an additional $139.1 million in cash flow compared to $98.3 million for the same period a year ago. The increase in cash flow is primarily attributable to a reduction in working capital. During the first six months of 2009, the primary use of operating cash flows was to finance capital expenditures.
     We used $69.2 million in cash for investing activities during the first six months of 2009, compared to $103.3 million during the same period a year ago. The decrease in cash used for investing activities is due primarily to $21.1 million less spent on capital expenditures in the first half of 2009 compared to the first half of 2008. Cash outlays for capital expenditures for 2009 are estimated to be approximately $130 million but could vary due to changes in currency rates. In 2008, approximately $9.3 million in cash was used to acquire the bag-on-valve business of CCL Industries and approximately $4.1 million in cash was used to acquire 70% of the outstanding shares of Next Breath LLC as described in Note 10.
     We used approximately $18.3 million in cash from financing activities in the first half of 2009 compared to $33.8 million in the first half of the prior year. The decrease in cash used by financing activities is due primarily to a reduction in the purchase of treasury stock.
     Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2009
Debt to total capital ratio	Maximum of 55%	20%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $1.2 billion before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $249.1 million in cash and equivalents is located outside of the U.S.
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
     In addition to the $9 million contributed during the first half of the year, we anticipate that we will contribute an additional $11 million to fund our pension plans before the end of 2009.

     On July 15, 2009, the Board of Directors declared a quarterly dividend of $0.15 per share payable on August 19, 2009 to stockholders of record as of July 29, 2009.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have a material impact on the Financial Statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 but doesn’t believe it will have a material impact on our financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 becomes effective for the period ending June 30, 2009. As this standard is disclosure related only, it does not have a material impact on our financial statements.
     In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP is effective for interim reporting periods ending after June 15, 2009. As this standard is disclosure related only, it does not have a material impact on our financial statements.
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, management has determined that the adoption of FSP FAS 132(R)-1 will not have an impact on the Financial Statements.
OUTLOOK
While we are encouraged that late second quarter activity seems to indicate that things may be stabilizing in some of the hardest hit markets, visibility remains very low and uncertainty remains. We believe that the road out from the bottom of these markets will not be a rapid ascent, but rather a prolonged, gradual journey. We intend to continue to diligently control costs and maintain our strong balance sheet but we also expect the continuing soft economic conditions to continue to negatively affect our results. Also, we anticipate approximately $2.6 million of facilities consolidation and severance costs in the third quarter of 2009.
     Excluding facility consolidation and severance program charges, we anticipate diluted earnings per share for the third quarter to be in the range of $.44 to $.49 per share compared to $.57 per share in the prior year

FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis and certain other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•	economic, environmental and political conditions worldwide;

•	changes in customer and/or consumer spending levels;

•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;

•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);

•	significant fluctuations in foreign currency exchange rates;

•	our ability to increase prices;

•	our ability to contain costs and improve productivity;

•	changes in capital availability or cost, including interest rate fluctuations;

•	our ability to meet future cash flow estimates to support our goodwill impairment testing;

•	competition, including technological advances;

•	our ability to protect and defend our intellectual property rights;

•	the timing and magnitude of capital expenditures;

•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;

•	work stoppages due to labor disputes;

•	the demand for existing and new products;

•	fiscal and monetary policy, including changes in worldwide tax rates;

•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;

•	the success of our customers’ products, particularly in the pharmaceutical industry;

•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	significant product liability claims and the costs associated with defending such claims;

•	direct or indirect consequences of acts of war or terrorism;

•	difficulties in complying with government or other regulatory requirements;

•	the timing, cost and successful completion of our facilities consolidation plan;

•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations; and

•	other risks associated with our operations.
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
     The table below provides information as of June 30, 2009 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2009 with the exception of a few contracts on intercompany loans that expire by the third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Euro/U.S. Dollar	$116,293	1.3851	116,293-118,328
Swiss Franc/Euro	49,200	0.6676	45,373-49,200
Euro/Swiss Franc	12,883	1.5028	464-12,883
U.S. Dollar/Euro	7,155	0.7541	6,676-8,016
Euro/Brazilian Real	5,980	4.6821	5,980-5,980
Czech Koruna/Euro	2,769	0.0372	1,824-3,437
Canadian Dollar/U.S. Dollar	2,400	0.8909	1,900-2,700
U.S. Dollar/Chinese Yuan	2,000	6.8596	2,000-6,000
Euro/Chinese Yuan	1,403	9.3835	1,248-1,403
Mexican Peso/ U.S. Dollar	953	0.0752	300-953
Euro/Japanese Yen	881	127.4308	858-1,242
Other	1,501

Total	$203,418

     As of June 30, 2009, we have recorded the fair value of foreign currency forward exchange contracts of $1.8 million in accounts payable and accrued liabilities, $1.8 in prepayments and other and $1.9 million in deferred and other non-current liabilities in the balance sheet.
     At June 30, 2009, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $10 million which requires us to pay an average variable interest rate (which was 1.2% at June 30, 2009) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by approximately $0.1 million assuming a tax rate of 30%. As of June 30, 2009, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.8 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2009 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2009 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended June 30, 2009, the FCP Aptar Savings Plan (the “Plan”) purchased 1000 shares of our common stock on behalf of the participants at an average price of $29.84 per share, for an aggregate amount of $30 thousand. At June 30, 2009, the Plan owns 17,283 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2009:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

4/1 - 4/30/09	—	$—	—	4,371,879
5/1 - 5/31/09	75,427	30.83	75,427	4,296,452
6/1 - 6/30/09	32,800	33.02	32,800	4,263,652

Total	108,227	$31.49	108,227	4,263,652
     The Company announced the existing repurchase program on July 19, 2006. On July 17, 2008, the Company announced that its Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for these repurchase programs.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders was held on May 6, 2009. A vote was taken by ballot for the election of four directors to hold office until the 2012 Annual Meeting of Stockholders. The following nominees received the number of votes as set forth below:

Nominee	For	Withheld	Broker Non-Votes

Stefan A. Baustert	61,761,658	361,892	-0-
Rodney L. Goldstein	61,758,538	365,012	-0-
Leo A. Guthart	61,379,912	743,638	-0-
Ralf K. Wunderlich	61,795,391	328,159	-0-
     Continuing as directors with terms expiring in 2010 are Alain Chevassus, Stephen J. Hagge, and Carl A. Siebel. Continuing as directors with terms expiring in 2011 are King W. Harris, Peter H. Pfeiffer, and Dr. Joanne C. Smith.
     A vote was taken by ballot for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009. The number of votes received is set forth below:

For	Against	Abstain	Broker Non-Votes
61,919,751	143,126	60,672	-0-

ITEM 6. EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.
(Registrant)

By /s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer (Duly Authorized Officer and
Principal Financial Officer)

Date: July 30, 2009

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