Form 10-Q
period 2009-09-30
APTARGROUP INC
filed 2009-11-03
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)
475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014
815-477-0424
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at October 29, 2009

Common Stock, $.01 par value per share	67,582,990 shares

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2009

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Sales	$473,668	$532,180	$1,345,992	$1,615,757

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	320,675	366,637	899,222	1,102,325
Selling, research & development and administrative	64,370	72,528	204,971	230,471
Depreciation and amortization	33,054	32,537	94,590	99,864
Facilities consolidation and severance	2,631	—	5,726	—

	420,730	471,702	1,204,509	1,432,660

Operating Income	52,938	60,478	141,483	183,097

Other Income (Expense):
Interest expense	(3,965)	(5,261)	(12,569)	(14,204)
Interest income	772	3,475	2,758	10,334
Equity in results of affiliates	—	194	—	417
Miscellaneous, net	(164)	(635)	(1,393)	(1,320)

	(3,357)	(2,227)	(11,204)	(4,773)

Income Before Income Taxes	49,581	58,251	130,279	178,324

Provision for Income Taxes	16,114	18,557	41,746	56,475

Net Income	$33,467	$39,694	$88,533	$121,849

Net Loss (Income) Attributable to Noncontrolling Interests	$31	$(43)	$90	$(24)

Net Income Attributable to AptarGroup, Inc.	$33,498	$39,651	$88,623	$121,825

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$0.49	$0.59	$1.31	$1.79

Diluted	$0.48	$0.57	$1.27	$1.72

Average Number of Shares Outstanding:
Basic	67,691	67,670	67,691	67,958
Diluted	69,489	69,937	69,790	70,812

Dividends Per Common Share	$0.15	$0.15	$0.45	$0.41

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2009	2008

Assets

Current Assets:
Cash and equivalents	$294,851	$192,072
Accounts and notes receivable, less allowance for doubtful accounts of $11,756 in 2009 and $11,900 in 2008	325,392	343,937
Inventories, net	229,871	244,775
Prepaid and other	66,119	78,965

	916,233	859,749

Property, Plant and Equipment:
Buildings and improvements	323,427	297,093
Machinery and equipment	1,606,682	1,484,353

	1,930,109	1,781,446
Less: Accumulated depreciation	(1,179,046)	(1,078,063)

	751,063	703,383
Land	19,484	17,499

	770,547	720,882

Other Assets:
Investments in affiliates	750	712
Goodwill	232,987	227,041
Intangible assets, net	10,121	14,061
Miscellaneous	10,571	9,377

	254,429	251,191

Total Assets	$1,941,209	$1,831,822

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
In thousands, except per share amounts

	September 30,	December 31,
	2009	2008

Liabilities and Equity

Current Liabilities:
Notes payable	$66,493	$39,919
Current maturities of long-term obligations	23,968	24,700
Accounts payable and accrued liabilities	282,482	310,408

	372,943	375,027

Long-Term Obligations	210,773	226,888

Deferred Liabilities and Other:
Deferred income taxes	21,732	24,561
Retirement and deferred compensation plans	60,985	62,476
Deferred and other non-current liabilities	13,659	11,072
Commitments and contingencies	—	—

	96,376	98,109

Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	805	801
Capital in excess of par value	267,237	254,216
Retained earnings	1,124,161	1,065,998
Accumulated other comprehensive income	206,897	139,300
Less treasury stock at cost, 13.8 and 12.5 million shares as of September 30, 2009 and December 31, 2008, respectively	(338,710)	(329,285)

Total AptarGroup, Inc. Stockholders’ Equity	1,260,390	1,131,030
Noncontrolling interests in subsidiaries	727	768

Total Equity	1,261,117	1,131,798

Total Liabilities and Equity	$1,941,209	$1,831,822

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
In thousands, except per share amounts

		AptarGroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance — December 31, 2007:		$950,566	$214,294	$794	$(275,658)	$229,022	$553	$1,119,571

Net income	$153,489	153,495					(6)	153,489
Foreign currency translation adjustments	(61,217)		(61,250)				33	(61,217)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(13,164)		(13,164)					(13,164)
Treasury Locks, net of tax	(595)		(595)					(595)
Net gain on Derivatives, net of tax	15		15					15

Comprehensive income	$78,528

Stock option exercises & restricted stock vestings				7	3,942	25,194		29,143
Cash dividends declared on common stock		(38,063)						(38,063)
Noncontrolling interest in entity acquired							188	188
Treasury stock purchased					(57,569)			(57,569)

Balance — December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798

Net income	88,533	88,623					(90)	88,533
Foreign currency translation adjustments	66,988		66,939				49	66,988
Changes in unrecognized pension gains/losses and related amortization, net of tax	596		596					596
Changes in treasury locks, net of tax	60		60					60
Net gain on Derivatives, net of tax	2		2					2

Comprehensive income	$156,179

Stock option exercises & restricted stock vestings				4	2,308	13,021		15,333
Cash dividends declared on common stock		(30,460)						(30,460)
Treasury stock purchased					(11,733)			(11,733)

Balance — September 30, 2009:		$1,124,161	$206,897	$805	$(338,710)	$267,237	$727	$1,261,117

See accompanying notes to consolidated financial statement

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2009	2008

Cash Flows From Operating Activities:
Net income	$88,533	$121,849
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	90,409	96,072
Amortization	4,181	3,792
Stock option based compensation	8,440	9,916
Provision for bad debts	973	1,827
Facilities consolidation and severance	4,679	—
Deferred income taxes	(6,299)	(4,437)
Retirement and deferred compensation plans	(6,066)	815
Equity in results of affiliates in excess of cash distributions received	—	(220)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	31,777	(37,618)
Inventories	24,992	5,508
Prepaid and other current assets	7,012	(7,571)
Accounts payable and accrued liabilities	(40,362)	8,060
Income taxes payable	2,197	(6,387)
Other changes, net	11,682	11,555

Net Cash Provided by Operations	222,148	203,161

Cash Flows From Investing Activities:
Capital expenditures	(103,021)	(157,287)
Disposition of property and equipment	1,295	592
Intangible assets acquired	(270)	(755)
Acquisition of businesses, net of cash acquired	(7,577)	(13,166)
Investment in affiliates	—	(807)
Collection (issuance) of notes receivable, net	54	(960)

Net Cash Used by Investing Activities	(109,519)	(172,383)

Cash Flows From Financing Activities:
Proceeds from notes payable	26,654	—
Repayments of notes payable	—	(38,616)
Proceeds from long-term obligations	7,975	100,000
Repayments of long-term obligations	(25,667)	(23,579)
Dividends paid	(30,460)	(27,870)
Proceeds from stock options exercises	4,959	12,813
Purchase of treasury stock	(11,070)	(57,569)
Excess tax benefit from exercise of stock options	1,151	3,886

Net Cash Used by Financing Activities	(26,458)	(30,935)

Effect of Exchange Rate Changes on Cash	16,608	(12,402)

Net Increase/(Decrease) in Cash and Equivalents	102,779	(12,559)
Cash and Equivalents at Beginning of Period	192,072	313,739

Cash and Equivalents at End of Period	$294,851	$301,180

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
     In order to be comparable to the current period presentation, in the second quarter 2009 the Company revised its 2008 classification relating to a French research and development tax credit from Provision for Income Taxes to Selling, Research & Development and Administrative.
     Certain previously reported amounts have been reclassified to conform to the current period presentation.
NOTE 2 — INVENTORIES
At September 30, 2009 and December 31, 2008, approximately 20% and 23%, respectively, of the total inventories are accounted for by using the LIFO method. Inventories, by component net of reserves, consisted of:

	September 30,	December 31,
	2009	2008

Raw materials	$87,752	$93,081
Work in progress	58,233	55,228
Finished goods	87,996	99,310

Total	233,981	247,619
Less LIFO Reserve	(4,110)	(2,844)

Total	$229,871	$244,775

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill since the year ended December 31, 2008 are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Total

Balance as of December 31, 2008	$28,133	$158,823	$40,085	$227,041
Acquisitions (See Note 10)	—	666	—	666
Foreign currency exchange effects	1,074	3,409	797	5,280

Balance as of September 30, 2009	$29,207	$162,898	$40,882	$232,987

     The table below shows a summary of intangible assets as of September 30, 2009 and December 31, 2008.

		September 30, 2009			December 31, 2008
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$19,873	$(15,046)	$4,827	$18,854	$(13,357)	$5,497
License agreements and other	6	26,034	(20,740)	5,294	25,641	(17,077)	8,564

Total intangible assets	9	$45,907	$(35,786)	$10,121	$44,495	$(30,434)	$14,061

     Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2009 and 2008 was $2,113 and $1,297, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2009 and September 30, 2008 was $4,181 and $3,792, respectively.
Estimated amortization expense for the years ending December 31 is as follows:

2009	$5,274
2010	3,813
2011	2,300
2012	1,367
2013	1,103
     Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2009.
NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended September 30,	2009	2008	2009	2008

Service cost	$1,091	$1,109	$479	$419
Interest cost	955	883	638	556
Expected return on plan assets	(932)	(755)	(251)	(212)
Amortization of net loss	60	48	160	193
Amortization of prior service cost	1	1	97	20

Net periodic benefit cost	$1,175	$1,286	$1,123	$976

	Domestic Plans		Foreign Plans
Nine months ended September 30,	2009	2008	2009	2008

Service cost	$3,273	$3,045	$1,315	$1,275
Interest cost	2,865	2,611	1,835	1,689
Expected return on plan assets	(2,796)	(2,309)	(720)	(644)
Amortization of net loss	180	60	459	583
Amortization of prior service cost	3	3	278	61

Net periodic benefit cost	$3,525	$3,410	$3,167	$2,964

EMPLOYER CONTRIBUTIONS
In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $10 million to its domestic defined benefit plans in 2009 and has contributed $8.9 million as of September 30, 2009. The Company also expects to contribute approximately $15 million to its foreign defined benefit plans in 2009 and as of September 30, 2009, has contributed approximately $0.6 million.

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
     As of September 30, 2009, the Company recorded the fair value of the derivative instrument of $818 thousand in other non-current assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $10 million. No gain or loss related to the change in fair value was recorded in the income statement for the three and nine months ended September 30, 2009 or 2008 as any hedge ineffectiveness for the period was immaterial.
CASH FLOW HEDGES
As of September 30, 2009, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.4 million) as of September 30, 2009. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($2.9 million) as of September 30, 2008.
     During the nine months ended September 30, 2009, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge certain forecasted transactions for two and a half years (March 2012).
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
OTHER
As of September 30, 2009, the Company recorded the fair value of foreign currency forward exchange contracts of $1.6 million in accounts payable and accrued liabilities, $693 thousand in prepayments and other and $2.2 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of September 30, 2009 had an aggregate contract amount of $212 million.

Fair Value of Derivative Instruments in the Statement of Financial Position as of September 30, 2009

		Derivative		Derivative
(in thousands)		Assets		Liabilities
Derivative Contracts Designated as	Balance Sheet	September 30,		September 30,
Hedging Instruments	Location	2009	Balance Sheet Location	2009
Interest Rate Contracts	Other Assets Miscellaneous	$818		$—
Foreign Exchange Contracts		—	Accounts Payable and Accrued Liabilities	250

Foreign Exchange Contracts		—	Deferred and other non- current liabilities	371

		818		621

		Derivative		Derivative
(in thousands)		Assets		Liabilities
Derivative Contracts Designated as	Balance Sheet	September 30,		September 30,
Hedging Instruments	Location	2009	Balance Sheet Location	2009
Derivative Contracts Not Designated as Hedging Instruments
Foreign Exchange Contracts	Prepayments & Other	693	Accounts Payable and Accrued Liabilities	1,394

Foreign Exchange Contracts		—	Deferred and other non-current liabilities	1,782

		$693		$3,176

Total Derivative Contracts		$1,511		$3,797

The Effect of Derivative Instruments on the Statements of Financial Performance
for the Three and Nine Months Ended September 30, 2009

Amount of Gain or (Loss) Recognized in
Income on Derivative
Derivatives in Fair Value Hedging	Location of Gain or (Loss)	Three Months Ended	Nine Months Ended
Relationships	Recognized in Income on Derivative	September 30, 2009	September 30, 2009
Interest Rate Contracts	(a)	$ —	$ —
(a)	Interest rate swap uses the short-cut method which adjusts short term debt. Therefore, there is no net impact on income.

Three Months Ended September 30, 2009
Derivatives in Cash Flow	Amount of	Location of		Location of Gain	Amount of Gain or
Hedging Relationships	Gain or	Gain or	Amount of	or (Loss)	(Loss) Recognized
	(Loss)	(Loss)	Gain or	Recognized in	in Income of
	Recognized	Reclassified	(Loss) From	Income on	Derivative
	in OCI on	From	Accumulated	Derivative	(Ineffective Portion
	Derivative	Accumulated	OCI Into	(Ineffective	and Amount
	(Effective	OCI Into	Income	Portion and	Excluded From
	Portion)	Income	(Effective	Amount Excluded	Effectiveness
		(Effective	Portion)	from Effectiveness	Testing)
	2009	Portion)	2009	Testing)	2009
Foreign Exchange Contracts	$17		$—		$—

Total	$17		$—		$—

Nine Months Ended September 30, 2009
Derivatives in Cash Flow	Amount of	Location of		Location of Gain	Amount of Gain or
Hedging Relationships	Gain or	Gain or	Amount of	or (Loss)	(Loss) Recognized
	(Loss)	(Loss)	Gain or	Recognized in	in Income of
	Recognized	Reclassified	(Loss) From	Income on	Derivative
	in OCI on	From	Accumulated	Derivative	(Ineffective Portion
	Derivative	Accumulated	OCI Into	(Ineffective	and Amount
	(Effective	OCI Into	Income	Portion and	Excluded From
	Portion)	Income	(Effective	Amount Excluded	Effectiveness
		(Effective	Portion)	from Effectiveness	Testing)
	2009	Portion)	2009	Testing)	2009
Foreign Exchange Contracts	$7		$—		$—

Total	$7		$—		$—

		Amount of Gain or (Loss) Recognized in
		Income on Derivative
Derivatives Not Designated as	Location of Gain or (Loss)	Three Months Ended	Nine Months Ended
Hedging Instruments	Recognized in Income on Derivative	September 30, 2009	September 30, 2009
	Other Income (Expense),
Foreign Exchange Contracts	Miscellaneous, net	$(1,149)	$(3,253)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.
     Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2009.
NOTE 7 — STOCK REPURCHASE PROGRAM
On July 17, 2008, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for this repurchase program.
     During the quarter ended September 30, 2009, the Company repurchased 99 thousand shares for an aggregate amount of $3.5 million. As of September 30, 2009, the Company has outstanding authorizations to repurchase up to approximately 4.2 million additional shares. The timing of and total amount expended for the share repurchase depend upon market conditions.
NOTE 8 — EARNINGS PER SHARE
AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each. Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2009		September 30, 2008
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$33,498	$33,498	$39,651	$39,651

Average equivalent shares
Shares of common stock	67,691	67,691	67,670	67,670
Effect of dilutive stock based compensation
Stock options	1,791	—	2,261	—
Restricted stock	7	—	6	—

Total average equivalent shares	69,489	67,691	69,937	67,670

Net income per share	$0.48	$0.49	$0.57	$0.59

		Nine months ended
	September 30, 2009		September 30, 2008
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$88,623	$88,623	$121,825	$121,825

Average equivalent shares
Shares of common stock	67,691	67,691	67,958	67,958
Effect of dilutive stock based compensation
Stock options	2,094	—	2,845	—
Restricted stock	5	—	9	—

Total average equivalent shares	69,790	67,691	70,812	67,958

Net income per share	$1.27	$1.31	$1.72	$1.79

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total Sales:
Beauty & Home	$242,485	$275,501	$673,612	$855,269
Closures	124,867	142,548	365,302	421,756
Pharma	109,382	118,351	315,989	351,052
Other	49	31	126	204

Total Sales	476,783	536,431	1,355,029	1,628,281

Less: Intersegment Sales:
Beauty & Home	$2,864	$3,847	$8,378	$10,941
Closures	79	124	251	811
Pharma	124	249	284	573
Other	48	31	124	199

Total Intersegment Sales	$3,115	$4,251	$9,037	$12,524

Net Sales:
Beauty & Home	$239,621	$271,654	$665,234	$844,328
Closures	124,788	142,424	365,051	420,945
Pharma	109,258	118,102	315,705	350,479
Other	1	—	2	5

Net Sales	$473,668	$532,180	$1,345,992	$1,615,757

Segment Income:
Beauty & Home (1)	$16,815	$21,409	$38,769	$76,451
Closures (1)	10,443	12,280	35,800	35,597
Pharma (1)	31,269	35,077	91,752	101,171
Corporate Expenses & Other	(5,722)	(8,772)	(26,141)	(31,049)

Income before interest and taxes	$52,805	$59,994	$140,180	$182,170
Interest expense, net	(3,193)	(1,786)	(9,811)	(3,870)
Net income/(loss) attributable to noncontrolling Interests	(31)	43	(90)	24

Income before income taxes	$49,581	$58,251	$130,279	$178,324

(1): Included in the segment income figures reported above are consolidation/severance expenses, for the three and nine months ended September 30, 2009, as follows:

CONSOLIDATION/SEVERANCE EXPENSES
Beauty & Home	$(1,246)	$—	$(1,503)	$—
Closures	(1,385)	—	(4,223)	—
Pharma	—	—	—	—

Total Consolidation/Severance Expenses	$(2,631)	$—	$(5,726)	$—

NOTE 10 — ACQUISITIONS
In August 2009, the Company acquired Covit do Brasil Componentes de Alumínio para Perfumaria Ltda. (Covit do Brasil) for approximately $7.6 million in cash. Covit do Brasil has been operating in Brazil since 2005 developing and supplying anodized aluminum parts primarily for the fragrance/cosmetic market. Covit do Brasil will generally be supplying parts to other companies within AptarGroup. No debt was assumed in the transaction. Covit do Brasil’s annual revenues are approximately $7.0 million, of which approximately $6.0 million are with AptarGroup subsidiaries. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $666 thousand was recorded on the transaction. The results of operations subsequent to the acquisition are included in the reported income statement. Covit do Brasil is included in the Beauty and Home reporting segment.
     In October 2008, the Company purchased the remaining 50% that it did not already own of Seaplast S.A. for approximately $6.3 million in cash. Seaplast S.A. is located in Spain and primarily produces dispensing closures. The consolidated statement of income includes Seaplast S.A.’s results of operations from October 29, 2008, the date of the acquisition. Prior to this date, 50% of Seaplast S.A.’s results were included in equity and results from affiliates. Goodwill of approximately $2.6 million was recorded on the transaction. Seaplast S.A. is included in the Closures reporting segment.
     In April 2008, the Company acquired the equipment, inventory and intellectual property of CCL Industries’ Bag-on-Valve business (“CCLBOV”) for approximately $9.3 million in cash. No debt was assumed in the transaction. CCLBOV’s annual revenues are approximately $9.0 million. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $3.4 million was recorded on the transaction. CCLBOV was located in Canada but the assets purchased were transferred to existing AptarGroup facilities in the U.S. before the end of the second quarter 2008. CCLBOV is included in the Beauty and Home reporting segment.
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
     None of these acquisitions had a material impact on the results of operations in 2008 or 2009 and therefore no proforma information is required.
NOTE 11 — STOCK-BASED COMPENSATION
The company applies the non-substantive vesting approach to valuating stock-based compensation, which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs would be recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant.
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
     Compensation expense recorded attributable to stock options for the first nine months of 2009 was approximately $8.4 million ($6.3 million after tax), or $0.09 per share (basic and diluted). Approximately $7.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the first nine months of 2008 was approximately $9.9 million ($7.1 million after tax), or $0.10 per share (basic and diluted). Approximately $9.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
     The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $7.33 and $10.02 per share in 2009 and 2008, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2009	2008

Dividend Yield	1.6%	1.4%
Expected Stock Price Volatility	24.2%	22.4%
Risk-free Interest Rate	2.2%	3.7%
Expected Life of Option (years)	6.9	7.0
     The fair value of stock options granted under the Director Stock Option Plan was $7.90 and $12.08 per share in 2009 and 2008, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2009	2008

Dividend Yield	1.7%	1.3%
Expected Stock Price Volatility	24.9%	22.3%
Risk-free Interest Rate	3.1%	3.8%
Expected Life of Option (years)	6.9	7.0
     A summary of option activity under the Company’s stock option plans as of September 30, 2009, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2009	7,743,827	$24.51	157,000	$23.25
Granted	1,252,270	30.56	48,000	30.17
Exercised	(454,242)	14.21	—	—

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Forfeited or expired	(15,180)	32.07	—	—

Outstanding at September 30, 2009	8,526,675	$25.94	205,000	$24.87

Exercisable at September 30, 2009	6,060,647	$23.13	157,000	$23.25

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2009	6.1		5.1
Exercisable at September 30, 2009	5.0		4.4

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2009	$97,609		$2,588
Exercisable at September 30, 2009	$86,324		$2,243

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2009	$7,733		$—
September 30, 2008	$20,242		$—
     The fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $11.0 million and $10.4 million, respectively. Cash received from option exercises was approximately $5.0 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $1.7 million in the nine months ended September 30, 2009. As of September 30, 2009, the remaining valuation of stock option awards to be expensed in future periods was $6.8 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.
     The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of September 30, 2009, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2009	21,739	$32.03
Granted	3,792	29.72
Vested	(10,353)	31.16

Nonvested at September 30, 2009	15,178	$32.04

     Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2009 and 2008 was approximately $136 and $370 thousand, respectively. The fair value of units vested during the nine months ended September 30, 2009 and 2008 was $323 and $262 thousand, respectively. The intrinsic value of units vested during the nine months ended September 30, 2009 and 2008 was $319 and $324 thousand, respectively. As of September 30, 2009 there was $10 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a one year period.
NOTE 12 — INCOME TAX UNCERTAINTIES
The Company had approximately $10.3 and $9.7 million recorded for income tax uncertainties as of September 30, 2009 and December 31, 2008, respectively. The amount, if recognized, that would impact the effective tax rate is $9.6 and $8.9 million, respectively. The Company does not anticipate any significant changes to the amount recorded for income tax uncertainties over the next 12 months.
NOTE 13 — FAIR VALUE
Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
     As of September 30, 2009, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$818	$—	$818	$—
Forward exchange contracts (b)	693	—	693	—

Total assets at fair value	$1,511	$—	$1,511	$—

Liabilities
Forward exchange contracts (b)	$3,797	$—	$3,797	$—

Total liabilities at fair value	$3,797	$—	$3,797	$—

     As of December 31, 2008, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$1,068	$—	$1,068	$—
Forward exchange contracts (b)	10,865	—	10,865	—

Total assets at fair value	$11,933	$—	$11,933	$—

Liabilities
Forward exchange contracts (b)	$1,195	$—	$1,195	$—

Total liabilities at fair value	$1,195	$—	$1,195	$—

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
NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE
In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions. The total costs associated with the consolidation/severance programs are estimated to be approximately $7 million, of which $2.6 million was recorded in the third quarter of 2009. Year to date costs associated with the plan are $5.7 million through the third quarter. The majority of the remaining costs are expected to be recorded as incurred in the fourth quarter of 2009 and the first half of 2010. All charges related to the facilities consolidation and severance program are reported separately in the income statement.
     As of September 30, 2009 we have recorded the following pre-tax charges associated with our consolidation/severance programs within the Condensed Consolidated Statements of Income:

	Beginning	Charges for			Ending
	Reserve at	the Quarter			Reserve at
	7/01/09	Ended 9/30/09	Cash Paid	FX Impact	9/30/09

Employee severance	$1,755	$2,376	$(566)	$382	$3,947
Other costs	1,064	255	(618)	31	732

Totals	$2,819	$2,631	$(1,184)	$413	$4,679

NOTE 15 — SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through November 3, 2009, which is the date the financial statements were issued. No events have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements which were issued on November 3, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below)	67.7	68.9	66.8	68.2
Selling, research & development and administration	13.6	13.6	15.2	14.3
Depreciation and amortization	7.0	6.1	7.0	6.2
Facilities Consolidation and Severance Expenses	0.5	—	0.5	—

Operating Income	11.2	11.4	10.5	11.3
Other income (expense)	(0.7)	(0.5)	(0.8)	(0.3)

Income before income taxes	10.5	10.9	9.7	11.0

Net income	7.1%	7.5%	6.6%	7.5%

Effective Tax Rate	32.5%	31.9%	32.0%	31.7%
NET SALES
Net sales for the quarter and nine months ended September 30, 2009 were $474 million and $1.3 billion, respectively, and represented decreases of 11% and 17%, respectively, over the same periods a year ago. The average U.S. dollar exchange rate strengthened compared to the Euro in 2009 compared to 2008, and as a result, changes in exchange rates negatively impacted sales and accounted for approximately 5% and 8% of the sales decrease for the quarter and nine months ended September 30, 2009, respectively. Sales from acquired companies added approximately 1% to the sales for the quarter and nine months ended September 30, 2009. The remaining sales decrease was due primarily to weak sales of our products to the fragrance/cosmetic market and the pass through of price decreases primarily in our Closures segment to our customers related to lower resin costs.
     For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total

Domestic	$135,652	28%	$138,116	26%	$382,778	28%	$401,532	25%
Europe	273,142	58%	321,165	60%	779,710	58%	1,016,384	63%
Other Foreign	64,874	14%	72,899	14%	183,504	14%	197,841	12%
COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percent of net sales decreased to 67.7% in the third quarter of 2009 compared to 68.9% in the third quarter of 2008.
The following factors positively impacted our cost of sales percentage in the third quarter of 2009:
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
The following factor negatively impacted our cost of sales percentage in the third quarter of 2009:

Underutilized Overhead Costs in Certain Operations. Several of our business operations, especially in the Beauty & Home business segment, saw a decrease in unit volumes. As a result of these lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.
Our cost of sales as a percent of net sales decreased to 66.8% in the first nine months of 2009 compared to 68.2% in the first nine months of 2008. The decrease is primarily due to the same factors mentioned above.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $8.2 million in the third quarter of 2009 compared to the same period a year ago. Changes in currency rates accounted for approximately $1.8 million of the decrease in SG&A in the quarter. The remainder of the decrease is due primarily to cost savings efforts as mentioned above. For the quarter ended September 30, 2009, SG&A as a percentage of net sales remained consistent at 13.6% when compared to the prior year.
     SG&A decreased by approximately $25.5 million for the nine months ended September 30, 2009 compared to the same period a year ago. Changes in currency rates accounted for approximately $13.9 million of the decrease in SG&A. The remainder of the decrease is due primarily to the reasons mentioned above. SG&A as a percentage of net sales increased primarily due to lower sales volumes. For the nine months ended September 30, 2009, the percentage increased to 15.2% compared to 14.3% of net sales in the same period of the prior year.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased approximately $0.5 million in the second quarter of 2009 to $33.0 million compared to $32.5 million in the third quarter of 2008. Changes in foreign currency rates accounted for a $1.3 million decrease, resulting in a net increase of $1.8 million on a constant currency basis. The increase is related to the write-off of certain license agreements that were deemed to have no value in the third quarter plus higher than normal capital expenditures during 2008. Depreciation and amortization as a percentage of net sales increased to 7.0% in the third quarter of 2009 compared to 6.1% for the same period a year ago due to the decrease in sales.
     Depreciation and amortization decreased approximately $5.3 million in the first nine months of 2009 to $94.6 million compared to $99.9 million for the first nine months of 2008. Changes in foreign currency rates accounted for an $8.1 million decrease for a net increase of $2.8 million on a constant currency basis. The explanation for this increase is the same as the third quarter comments above. Depreciation and amortization as a percentage of sales increased to 7.0% of net sales for the nine months ended September 30, 2009 compared to 6.2% in the same period of the prior year.
FACILITIES CONSOLIDATION AND SEVERANCE
Facilities consolidation and severance expenses were $2.6 million (0.5% of sales) in the third quarter of 2009. There were no corresponding expenses in 2008. The amount represents the recognition of expenses related to the Company’s previously announced plan to consolidate several facilities and reduce headcount. The total amount recorded since the program was initiated during the second quarter of 2009 is $5.7 million (0.5% of sales). The total costs associated with the consolidation/severance programs are estimated to be approximately $7 million. Annual savings are estimated to be in the range of $3 million to $4 million primarily beginning in 2010.
OPERATING INCOME
Operating income decreased approximately $7.6 million in the third quarter of 2009 to $52.9 million compared to $60.5 million in the same period in the prior year. The decrease is primarily due to the decrease in sales of our products, particularly in the Beauty & Home segment, the strengthening of the U.S. dollar compared to the Euro which is having a negative impact on the translation of our results in U.S. dollars and the impact of the facilities consolidation and severance program as discussed above. Operating income as a percentage of net sales decreased to 11.2% in the third quarter of 2009 compared to 11.4% for the same period in the prior year.
     Operating income decreased approximately $41.6 million in the first nine months of 2009 to $141.5 million compared to $183.1 million in the same period in the prior year. The decrease is primarily due to the same reasons mentioned above when discussing the third quarter results. Operating income as a percentage of sales decreased to 10.5% in the first nine months of 2009 compared to 11.3% for the same period in the prior year.
NET OTHER EXPENSE
Net other expenses in the third quarter of 2009 increased to $3.4 million from $2.2 million in the same period in the prior year. Interest income decreased by $2.7 million due to lower interest rates earned on investments.
     Net other expenses for the nine months ended September 30, 2009 increased to $11.2 million from $4.8 million in the same period in the prior year mainly due to decreased interest income of $7.6 million.

EFFECTIVE TAX RATE
The reported effective tax rate increased to 32.5% and 32.0% for the three and nine months ended September 30, 2009, respectively, compared to 31.9% and 31.7% for the same periods ended September 30, 2008. The increases relate primarily to the mix of where the income was earned during these periods of time.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $33.5 million and $88.6 million in the third quarter and nine months ended September 30, 2009, respectively, compared to $39.7 million and $121.8 million for the same periods in the prior year.
BEAUTY & HOME SEGMENT
Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales	$239,621	$271,654	$665,234	$844,328
Segment Income (1)	16,815	21,409	38,769	76,451
Segment Income as a percentage of Net Sales	7.0%	7.9%	5.8%	9.1%
(1) Segment income is defined as earnings before net interest, stock option and corporate expenses, income taxes and certain unusual items. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 9 — Segment information to the Consolidated Financial Statements in Item 1.
     Net sales for the quarter ended September 30, 2009 decreased 12% in the third quarter of 2009 to $239.6 million compared to $271.7 million in the third quarter of the prior year. Acquisitions did not have a material impact on the sales growth in the third quarter. Exchange rate changes negatively impacted sales by approximately 5% during the quarter. Excluding changes in exchange rates, sales decreased 7% in the third quarter of 2009 compared to the same quarter of the prior year. The decrease is primarily due to continued weak demand from the fragrance / cosmetics market in North America and Europe, which decreased 15% from the third quarter of 2008. This weakness was partially offset by continued strong demand from South America. We also benefited from improved sales in the personal care market as demand for our lotion pumps increased related to consumers heightened interest in cleanliness in light of H1N1 concerns.
     Net sales for the first nine months of 2009 decreased 21% in the first nine months of 2009 to $665.2 million compared to $844.3 million in the first nine months of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 8% of the 21% decrease in sales. Acquisitions did not materially impact the sales growth in the first nine months of 2009. Excluding changes in exchange rates, sales decreased 13% for the first nine months of 2009 compared to the same period of the prior year. Sales of our products excluding foreign currency changes to the fragrance/cosmetic market decreased approximately 20% in the first nine months of 2009 compared to the first nine months of 2008. Sales excluding foreign currency changes to the personal care market decreased approximately 2% in the first nine months of 2009 compared to the first nine months of 2008.
     Segment income in the third quarter of 2009 decreased approximately 21% to $16.8 million compared to $21.4 million reported in the same period in the prior year. Acquisitions did not materially impact segment income in the quarter. The decrease in segment income is due primarily to underutilized overhead and the negative impact of a $1.2 million charge related to severance expenses. The segment has implemented cost savings activities in an effort to offset this decrease in segment income. Excluding the charge for severance expenses, Beauty & Home segment income declined 16% or $3.3 million.
     Segment income in the first nine months of 2009 decreased approximately 49% to $38.8 million compared to $76.5 million reported in the same period in the prior year. Acquisitions had an immaterial impact on segment income in the first nine months. Profitability decreased primarily due to under absorbed fixed costs and $1.5 million of severance expenses, as mentioned above. Unit volumes continue to be lower when compared to last year. A focus during the first nine months of the year has been on cost savings activities in an effort to offset as much as possible the negative impact of these volume reductions.
CLOSURES SEGMENT
The Closures segment designs and manufactures primarily dispensing closures. These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Sales	$124,788	$142,424	$365,051	$420,945
Segment Income	10,443	12,280	35,800	35,597
Segment Income as a percentage of Net Sales	8.4%	8.6%	9.8%	8.5%
     Net sales for the quarter ended September 30, 2009 decreased approximately 12% in the third quarter of 2009 to $124.8 million compared to $142.4 million in the third quarter of the prior year. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 5% of the 12% decrease. Acquisitions accounted for a 2% increase in sales. Excluding changes in exchange rates and acquisitions, sales decreased 9% in the third quarter of 2009 compared to the same quarter of the prior year. Lower tooling sales contributed a $4.1 million decrease when comparing the third quarter of 2009 to the same period in the prior year. This represents a 51% decrease from the third quarter in 2008. Product sales, excluding foreign currency changes, to the personal care market decreased approximately 11% in the third quarter of 2009 compared to the same period in the prior year. The decrease is primarily due to the pass-through of resin cost decreases and weak demand in Europe. We continue to see strong demand for our food and beverage closures in North America and this offset some of the weakness in Europe.
     Net sales for the first nine months of 2009 decreased approximately 13% to $365.1 million compared to $420.9 million in the first nine months of the prior year. Once again, the strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 8% of the 13% decrease. Acquisitions accounted for a 2% increase in sales. Excluding changes in exchange rates, sales decreased 7% for the first nine months of 2009 compared to the same period of the prior year. Sales excluding foreign currency changes to the personal care and household markets decreased approximately 11% and 20%, respectively, in the first nine months of 2009 compared to the same period in the prior year primarily due to the resin price pass through discussed above. This decrease was offset by a 10% increase in sales to the food/beverage market.
     Segment income in the third quarter of 2009 decreased approximately 15% to $10.4 million compared to $12.3 million reported in the same period in the prior year. The primary cause for the decline is the negative impact of a $1.4 million charge relating to consolidation/severance expenses. Excluding the charge for consolidation/severance expenses, Closures segment income declined 4% or $0.5 million.
     Segment income in the first nine months of 2009 increased approximately 1% to $35.8 million compared to $35.6 million reported in the same period of the prior year. Included in these results are approximately $4.2 million of consolidation/restructuring expenses. The increase in segment income is primarily due to cost savings and the normal delay in the pass-through of lower resin costs to our customers in the first half of 2009.
PHARMA SEGMENT
Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales	$109,258	$118,102	$315,705	$350,479
Segment Income	31,269	35,077	91,752	101,171
Segment Income as a percentage of Net Sales	28.6%	29.7%	29.1%	28.9%
     Our net sales for the Pharma segment declined by 7% in the third quarter of 2009 to $109.3 million compared to $118.1 million in the third quarter of 2008. Changes in foreign currency rates negatively impacted the sales growth and accounted for approximately 4% of the 7% sales decline. The remaining 3% decline is primarily due to softer demand for our metered dose valves, but overall the segment reported relatively stable peformance.
     Our net sales for the Pharma segment declined by 10% in the first nine months of 2009 to $315.7 million compared to $350.5 million in the first nine months of 2008. Changes in foreign currency rates negatively impacted the sales growth by approximately 8% for the first nine months of 2009.
     Segment income in the third quarter of 2009 decreased approximately 11% to $31.3 million compared to $35.1 million reported in the same period in the prior year. The decrease in profit is primarily due to lower sales and the impact of changes in currency exchange rates.
     Segment income in the first nine months of 2009 decreased approximately 9% to $91.8 million compared to $101.2 million reported in the same period in the prior year. The decrease in profitability for the first nine months of 2009 is primarily due to changes in currency exchange rates.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash flow from operations and our revolving credit facility. Cash and equivalents increased to $294.9 million from $192.1 million at December 31, 2008. Total short and long-term interest bearing debt increased in the first nine months of 2009 to $301.2 million from $291.5 million at December 31, 2008. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased at the end of September 2009 to 0.5% compared to 8.1% at December 31, 2008.
     In the first nine months of 2009, our operations provided approximately $222.1 million in cash flow compared to $203.2 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash flow from operations is due primarily to a reduction in working capital compared to the prior year. During the first nine months of 2009, we utilized the majority of the operating cash flows to finance capital expenditures and share repurchases.
     We used $109.5 million in cash for investing activities during the first nine months of 2009, compared to $172.4 million during the same period a year ago. The decrease in cash used for investing activities is due primarily to $54.3 million less spent on capital expenditures in the first nine months of 2009 compared to the first nine months of 2008. Cash outlays for capital expenditures for 2009 are estimated to be approximately $130 million but could vary due to changes in exchange rates as well as the timing of capital projects. In 2008, approximately $6.3 million in cash was used to purchased the remaining 50% that it did not already own of Seaplast S.A., approximately $9.3 million in cash was used to acquire the bag-on-valve business of CCL Industries and approximately $4.1 million in cash was used to acquire 70% of the outstanding shares of Next Breath LLC. In 2009, approximately $7.6 million in cash was used to acquire Covit do Brasil.
     We used approximately $26.5 million in cash on financing activities in the first nine months of 2009 compared to $30.9 million in cash provided in the first nine months of the prior year. The decrease in cash used by financing activities was not significant.
During the fourth quarter of 2009, we plan to repay a $100 million intercompany loan to the U.S. from a subsidiary in Europe. This repayment is expected to be funded by a dividend from Europe and increased borrowings in the U.S. under our revolving credit facility.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2009
Debt to total capital ratio	Maximum of 55%	19%
     Based upon the above debt to total capital ratio covenant we would have the ability to borrow an additional $1.2 billion before the 55% requirement would be exceeded.
     Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. Foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $294.9 million in cash and equivalents is located outside of the U.S.
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
     On October 14, 2009, the Board of Directors declared a quarterly dividend of $0.15 per share payable on November 18, 2009 to stockholders of record as of October 28, 2008.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (FASB) issued a new standard establishing the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of this standard and the Codification does not change GAAP. We have adopted this standard for the current reporting period.
     In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The standard is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this new standard but do believe it will have a material impact on our financial statements.
     In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. The guidance provided in this update is effective for the first reporting period beginning after issuance. Therefore, we have adopted this standard for the current reporting period.
     In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this new standard but don’t believe it will have a material impact on our financial statements.
     In December 2008, the FASB issued an update to accounting standards related to an employer’s disclosures about postretirement benefit plan assets. This update amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this update is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The update is effective for fiscal years ending after December 15, 2009. Therefore, we will adopt the new disclosure requirements in the 2009 annual reporting period.
OUTLOOK
As we look to the fourth quarter, some of our customers remain cautious going into the end of the year given the continuing weak consumer sentiment and, consequently, our global visibility remains limited at this time. However, we are cautiously optimistic that inventories may be reaching the lowest level in certain markets though we expect the softness in the fragrance/cosmetic market to continue in the near-term. We will continue to diligently manage our costs without jeopardizing the flexibility necessary to respond to our customers’ demands and we will maintain our strong balance sheet.
     When comparing our fourth quarter results to the prior year, it is important to note that declining resin costs in the fourth quarter of 2008 caused a $5.2 million reduction in our LIFO inventory reserve. This positive effect of approximately $.05 per diluted share is not expected to repeat in the fourth quarter of 2009.
     Excluding facilities consolidation and severance program charges, we anticipate diluted earnings per share for the fourth quarter to be in the range of $.43 to $.48 per share compared to $.46 per share in the prior year.

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
     The table below provides information as of September 30, 2009 about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2009 with the exception of a few contracts on intercompany loans that expire in third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Euro/U.S. Dollar	$110,511	1.4580	109,733-111,062
Swiss Franc/Euro	60,051	0.6665	52,861-60,051
Euro/Swiss Franc	14,997	1.5052	13,291-15,116
U.S. Dollar/Euro	6,793	0.7117	6,453-8,506
Czech Koruna/Euro	6,130	0.0391	6,102-6,855
Euro/Brazilian Real	5,778	4.7538	5,778-5,778
Canadian Dollar/U.S. Dollar	1,461	0.9220	1,000-1,900
Euro/British Pound	1,140	0.8869	407-1,140
Euro/Czech Koruna	1,027	25.6498	435-1,027
U.S. Dollar/Canadian Dollar	961	1.0844	961-961
Mexican Peso/U.S. Dollar	850	0.0742	850-953
Euro/Japanese Yen	803	127.4944	803-923
Other	1,111

Total	$211,613

     As of September 30, 2009, we have recorded the fair value of foreign currency forward exchange contracts of $1.6 million in accounts payable and accrued liabilities, $0.8 million in prepayments and $2.2 million in deferred and other non-current liabilities in the balance sheet.
     At September 30, 2009, we had a fixed-to-variable interest rate swap agreement designated as a hedge with a notional principal value of $10 million which requires us to pay an average variable interest rate (which was 1.2% at September 30, 2009) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease approximately $0.1 million assuming a tax rate of 32%. As of September 30, 2009, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.8 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2009 as any hedge ineffectiveness for the period is immaterial.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 30, 2009, the Company implemented an enterprise resource planning system at an individually significant entity located in Germany. Consequently, the control environment has been modified at this location. Other than the change mentioned above, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2009 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended September 30, 2009, the FCP Aptar Savings Plan (the “Plan”) sold 260 shares of our common stock on behalf of the participants at an average price of $37.02 per share, for an aggregate amount of $10 thousand. At September 30, 2009, the Plan owns 17,023 shares of our common stock. The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan. All eligible participants are located outside of the United States. An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Asset Management. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2009:

			Total Number Of Shares	Maximum Number Of
	Total Number		Purchased As Part Of	Shares That May Yet Be
	Of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans Or Programs	Plans Or Programs

7/1 - 7/31/09	—	$—	—	4,263,652
8/1 - 8/31/09	49,804	35.46	49,804	4,213,848
9/1 - 9/30/09	49,401	35.20	49,401	4,164,447

Total	99,205	$35.33	99,205	4,164,447
     The Company announced the existing repurchase program on July 19, 2006. On July 17, 2008, the Company announced that its Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock. There is no expiration date for these repurchase programs.
ITEM 5. OTHER INFORMATION
On October 30, 2009, Eric Ruskoski provided notice to the Company that his employment agreement, as amended and restated on July 18, 2008, should not be extended. As a result, Mr. Ruskoski’s employment agreement will terminate on December 1, 2011, unless earlier terminated in accordance with its terms.
On October 30, 2009, the Company and Carl Siebel Consulting GmbH, a consulting firm owned by Carl Siebel, amended their existing consulting agreement dated as of October 17, 2007 so that the term of the agreement will expire on June 30, 2010, unless earlier terminated in accordance with its terms.
ITEM 6. EXHIBITS

Exhibit 10.1	First Amendment to Consulting Agreement dated as of October 30, 2009 by and between AptarGroup, Inc., a Delaware corporation, and Carl Siebel Consulting GmbH

Exhibit 10.2	Notice dated October 30, 2009 relating to the Employment Agreement between AptarGroup, Inc., and Eric Ruskoski entered into on December 1, 2003, and amended and restated on July 18, 2008

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.
(Registrant)

By /s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer (Duly Authorized Officer and
Principal Financial Officer)

Date: November 3, 2009

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	First Amendment to Consulting Agreement dated as of October 30, 2009 is by and between AptarGroup, Inc., a Delaware corporation, and Carl Siebel Consulting GmbH
10.2	Employment Agreement between AptarGroup, Inc., and Eric Ruskoski entered into on December 1, 2003, and amended and restated on July 18, 2008
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.