Form 10-K
period 2009-12-31
APTARGROUP INC
filed 2010-02-26
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

DELAWARE	36-3853103

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2009 was $2,227,224,064.

The number of shares outstanding of common stock, as of February 23, 2010, was 67,845,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 5, 2010 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2009

i /ATR
2009 Form 10-K

PART I

ITEM 1.  BUSINESS

BUSINESS OF APTARGROUP

We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/cosmetic, pharmaceutical, household and food and beverage markets. We provide value-added dispensing systems (pumps, closures and aerosol valves) to global consumer product marketers allowing them to differentiate their products and meet consumers’ need for convenience.
Our business was started in the late 1940’s, manufacturing and selling aerosol valves in the United States, and has grown primarily through the acquisition of relatively small companies and internal expansion. We were incorporated in Delaware in 1992. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup” or the “Company”.
We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 6% of our 2009 net sales.
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
Closures are primarily dispensing closures but to a lesser degree can include non-dispensing closures. Dispensing closures are plastic caps, primarily for plastic containers such as bottles and tubes, which allow a product to be dispensed without removing the cap.
Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose inhaler valves.

AVAILABLE INFORMATION

Our periodic and current reports are available, free of charge, through a link on the Investor Relations page of our website (www.aptar.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. Also posted on our website are the charters for our Audit, Compensation, Governance and Executive Committees, our Governance Principles and our Code of Conduct. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to or waiver to the Code of Conduct applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

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

The Company announced that in 2010 we are undertaking a strategic realignment of its businesses under three market-focused business segments. The three new segments are Aptar Beauty + Home, Aptar Food + Beverage and Aptar Pharma. This new structure will make it easier for our customers to do business with us and will also broaden and accelerate the development of innovative new products with a global focus on market applications and consumer preferences.

BEAUTY & HOME
The Beauty & Home segment is our largest segment in terms of revenue and total assets representing 50% and 47% of AptarGroup’s Net Sales and Total Assets, respectively. The Beauty & Home segment primarily sells pumps and aerosol valves and accessories to the personal care and household and food/beverage markets and pumps and decorative components to the fragrance/cosmetic market. We believe we are the leading supplier of fragrance/cosmetic and personal care fine mist spray pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. We believe we are also one of the largest continuous spray aerosol valve suppliers worldwide.

1 /ATR
2009 Form 10-K

Fragrance/Cosmetic.  Sales to the fragrance/cosmetic market for Beauty & Home accounted for approximately 56% of the segment’s total net sales in 2009. The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with the customers’ development staff is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as anti-aging lotions continues to undergo a conversion from non-dispensing to pump systems, which continues to provide us with growth opportunities. Our airless dispensing systems, spray and lotion sampling devices, and decorative capabilities will also provide growth opportunities.

Personal Care.  Sales to the personal care market for Beauty & Home accounted for approximately 36% of the segment’s total net sales in 2009. Personal care products include fine mist spray pumps, lotion pumps and continuous spray aerosol valves. Typical personal care spray pump applications include hair care, sun care and deodorant products. Typical lotion pump applications include skin moisturizers and soap. Typical personal care continuous aerosol valve applications include hair care products, deodorants, shaving cream and most recently sun care lotions. Our research and development teams continue to design unique accessories that increase the value of our continuous aerosol valve offerings. Further, our bag-on-valve technology continues to provide marketers with unparalleled functionality. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. Sun care, tooth gel and nasal saline applications are examples of product applications using this technology.

Household.  Sales to the household market for Beauty & Home accounted for approximately 6% of the segment’s total net sales in 2009. Household products primarily use either continuous or metered dose spray aerosol valves and to a lesser degree spray pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Spray pump applications primarily include household and industrial cleaners.

Food/Beverage.  Sales to the food/beverage market accounted for approximately 1% of segment net sales in 2009. We traditionally sell aerosol valves to this market for cooking sprays and oils and spray pumps for butter substitutes and certain salad dressings.

CLOSURES
The Closures segment is our second largest segment in terms of revenue and total assets representing 27% and 18% of AptarGroup’s Net Sales and Total Assets, respectively. We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures.
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

Personal Care.  Historically, the majority of our dispensing closure sales have been to the personal care market. Sales to the personal care market for Closures accounted for approximately 56% of the segment’s total net sales in 2009. Products with dispensing closures include shampoos, shower gels and skin care lotions. While many personal care products in the U.S. and Europe have already converted from non-dispensing to dispensing closures, we expect to benefit from similar conversions in other geographic areas such as Eastern Europe (including Russia), Latin America and Asia. Recent product innovations serving this market include large, wide mouth, easy open jar closures with hinged lids and a push-open closure for various products.

Food/Beverage.  Sales to the food/beverage market for Closures accounted for approximately 34% of the segment’s total net sales in 2009. Sales of dispensing closures to the food/beverage market have increased significantly over the last several years as we continue to see an increase of interest from food/beverage marketers using dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are good growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems, in particular for the single serve non-carbonated beverage industry.

Household.  Sales to the household market for Closures accounted for approximately 7% of the segment’s total net sales in 2009. While we have had success worldwide in selling dispensing closures to this market, it has not represented a significant amount of total dispensing closure sales. Products utilizing dispensing closures include dishwashing detergents, laundry care products and household cleaners.

2 /ATR
2009 Form 10-K

Fragrance/Cosmetic.  Sales to the fragrance/cosmetic market are not a significant part of Closures sales (approximately 1% of segment net sales in 2009), but are mentioned here as an example of potential growth areas for the Closures segment. We are optimistic that we will increase sales to this market with our recent introduction of our Pinpoint dispensing closure with a conical shaped silicone valve tip targeted at cosmetic applications, in particular for eye creams and other applications requiring precise application.

PHARMA
While the Pharma segment is our third largest segment in terms of revenue and total assets, accounting for 23% and 18% of AptarGroup’s Net Sales and Total Assets, respectively, it is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves (“MDI’s”) to the pharmaceutical market worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, Switzerland and the United States. We believe that the conversion from traditional medication forms such as pills and syringes to value-added, convenient dispensing will continue to increase.
Pumps sold to the pharmaceutical market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for allergy, cold or flu treatments. Potential opportunities for conversion from pills and syringes to pump dispensing systems include treatment for vaccines, additional cold and flu treatments, hormone replacement therapies, breakthrough pain medication and ophthalmic applications.
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
We continue to work on new dispensing systems and accessories in this segment such as a dose indicator feature for our MDI’s to let the patient know exactly how many doses are left in the container. Also, we have developed a unique delivery system which dispenses a consistent dosage independent of the force and speed of actuation. We are also developing devices featuring lock-out technologies and other ophthalmic applications. While we expect that these new products will come to market in the future, it is difficult to estimate when as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY
We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with our dispensing products and (iv) developing or acquiring new dispensing technologies.
We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Asia, South America, and Eastern Europe. In 2007, we opened a new manufacturing facility in Thailand. In 2008, we opened a new larger facility in Brazil to expand our injection molding and decorating (including serigraphy and hot stamping) of plastic accessories primarily for the fragrance and cosmetic markets. In 2009, we acquired a Brazilian company which supplies anodized aluminum parts to other companies within the Company.
We believe significant opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food/beverage market for single serve non-carbonated beverages, condiments, and cooking oils. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have developed and patented a thin sprayable dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this new innovative system will offer growth opportunities, particularly for fragrance samples. We have also developed a similar miniature flat sample for viscous creams as well as a small pump for use on vials for cosmetic lotions.
In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. Examples of opportunities in the pharmaceutical market include ways to dispense treatments for pulmonary conditions, vaccines, cold and flu treatments and hormone replacement therapies.
We are committed to developing or acquiring new dispensing technologies. Several years ago, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder dispensing systems. We continue to develop this new technology and hope to have a product to market in the future. In 2008 we acquired a contract service organization specializing in analytical testing of nasal and inhalation products on behalf of pharmaceutical, biotech, drug delivery and device companies. We have entered into several exclusive licensing arrangements with third party innovators allowing us to continue to develop new dispensing systems using their technologies which are in various stages of development. We have also acquired businesses that manufacture aerosol valves with bag-on-valve technology. These systems physically

3 /ATR
2009 Form 10-K

separate the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. We also acquired three companies that manufacture decorative packaging components primarily for the high end of the fragrance/cosmetic market. This technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components.

RESEARCH AND DEVELOPMENT
One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative dispensing systems, adapting existing products for new markets or customer requirements, and reducing costs. We have research and development organizations located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities net of a French R&D credit were $50.2 million, $55.1 million and $53.7 million in 2009, 2008 and 2007, respectively.

PATENTS AND TRADEMARKS
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

TECHNOLOGY
Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we manufacture products in a high-speed, cost-effective manner. Our injection molding capabilities include recent advances such as spin-stack and cube molding which utilizes high-efficiency rotating molds. We are also utilizing In-Molding Assembly Technology (IMAT) which allows us to assemble products within the molding process. We have experience in liquid silicone rubber molding that we utilize in our dispensing closure operations and certain of our pump products. We also have technology to decorate plastic and metal components sold primarily to the fragrance/cosmetic and personal care markets as well as rubber gasket formulation and production technology primarily for the pharmaceutical markets.

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

CUSTOMERS
The demand for our products is influenced by the demand for our customers’ products. Demand for our customers’ products may be affected by general economic conditions and liquidity, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 6% of 2009 net sales. A consolidation of our customer base has occurred. This trend is expected to continue. A concentration of customers may

4 /ATR
2009 Form 10-K

result in pricing pressures or a loss of volume. However, this situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS
A significant number of our operations are located outside the United States. Sales in Europe for the years ended December 31, 2009, 2008 and 2007 were approximately 58%, 62% and 63%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, Canada, China, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 14%, 12% and 11% of our consolidated sales for the years ended December 31, 2009, 2008 and 2007, respectively. Export sales from the United States were $104.5 million, $100.1 million and $95.3 million in 2009, 2008 and 2007, respectively. For additional financial information about geographic areas, please refer to Note 17 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the British Pound, Swiss Franc, South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge booked transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

WORKING CAPITAL PRACTICES
Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. Historically, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS
AptarGroup has approximately 8,700 full-time employees. Of the full-time employees, approximately 1,900 are located in North America, 5,200 are located in Europe and the remaining 1,600 are located in Asia and South America. Approximately 165 of the North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2009 and management considers our employee relations to be satisfactory.

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
Recently there is increased interest and awareness from the public and our customers in “sustainability” or producing “sustainable products” and measuring “carbon footprints.” Several organizations including the World Business Council for Sustainable Development in conjunction with scientists from the United Nations International Government Panel on Climate Change, have developed protocols to identify and calculate the amount of greenhouse gases manufacturing facilities generate. We are currently evaluating opportunities to become more energy efficient and lower greenhouse gas emissions, both of which reduce our carbon footprint.

5 /ATR
2009 Form 10-K

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

EXECUTIVE OFFICERS
As discussed in the Description of AptarGroup’s Reporting Segments in Item 1, Part I, the Company has announced that it is undertaking a strategic realignment of its businesses in 2010. To begin this realignment process, the Company has identified our leaders of the new segments below in the listing of executive officers as of February 26, 2010:

Name	Age	Position with the Company

Peter Pfeiffer	61	President and Chief Executive Officer, AptarGroup, Inc.
Mr. Peter Pfeiffer has been President and Chief Executive Officer since January 1, 2008 and was Vice Chairman of the Board since 1993.
Stephen Hagge	58	Executive Vice President and Chief Operating Officer, AptarGroup, Inc.
Mr. Stephen Hagge has been Chief Operating Officer since January 1, 2008 and Executive Vice President since 1993. Prior to 2008, Mr. Hagge was Chief Financial Officer of AptarGroup.
Robert W. Kuhn	47	Executive Vice President and Chief Financial Officer, AptarGroup, Inc.
Mr. Robert Kuhn has been Chief Financial Officer since September 30, 2008 and prior to this was Vice President Financial Reporting since 2000.
Olivier Fourment	52	President, Aptar Pharma
Mr. Olivier Fourment has been President of Aptar Pharma since January 1, 2008 and was Co-President of Valois Group since 2000.
Olivier de Pous	65	Co-President, Aptar Beauty + Home
On September 15, 2009, Mr. Olivier de Pous informed the Company of his intention to retire effective June 30, 2010. To aid in a smooth transition to the new segment structure, he became Co-President of Aptar Beauty + Home on January 1, 2010. Prior to 2010, Mr. de Pous had been President of Aptar Beauty & Home since January 1, 2008 and was Co-President of Valois Group since 2000.
Eric Ruskoski	62	President, Aptar Closures, Co-President, Aptar Beauty + Home, and Interim President, Aptar Food + Beverage.
Mr. Eric Ruskoski has been President Aptar Closures since January 1, 2008 and was President of Seaquist Closures Group since 1987. On January 1, 2010 he also assumed responsibilities under the strategic realignment and was named Co-President, Aptar Beauty + Home, and Interim President, Aptar Food + Beverage.
Patrick Doherty	54	Co-President, Aptar Beauty + Home
Mr. Patrick Doherty has been Co-President of Aptar Beauty + Home since January 1, 2010. Prior to 2010, Mr. Doherty served as President of SeaquistPerfect Dispensing Group since 2000.

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

6 /ATR
2009 Form 10-K

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS
If we experience a long-term global recession, our business and operating results could be materially adversely impacted.  Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we are well positioned to withstand slowness in any one particular region or market. However, given the continued uncertainty in global credit and financial markets (including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability), there can be no assurance that there will not be further deterioration in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued tightness of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults and inventory or supply challenges. Some of our materials are single-sourced. An interruption in supply would also impact our ability to meet customer demands. The continuing disruption in the credit markets has severely restricted access to capital. As a result, the ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be significantly constrained. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected. Furthermore, it is not certain whether the duration or current economic uncertainty of the crisis will be severe enough to cause a permanent shift in consumer behavior leading to reduced spending on grooming products and a substitution of economic utility over convenience.

In difficult market conditions, our high fixed costs combined with potentially lower revenues may negatively impact our results.  Our business is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult industry environments, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. The market conditions in the future may continue to adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.

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

If our unionized employees were to engage in a strike or other work stoppage, our business and operating results and financial condition could be materially adversely affected.  Approximately 165 of our North American employees are covered by a collective bargaining agreement, while the majority of our European employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.

If we were to incur a significant product liability claim above our current insurance coverage, our operating results and financial condition could be materially adversely affected.  Approximately 23% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may be under administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim

7 /ATR
2009 Form 10-K

or claims in our Pharma segment or our other segments in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.

The success or failure of our customers’ products, particularly in the pharmaceutical market, may materially affect our operating results and financial condition.  In the pharmaceutical market, the proprietary nature of our customers’ products and the success or failure of their products in the market using our dispensing systems may have a material impact on our operating results and financial condition. We may potentially work for years on modifying our dispensing device to work in conjunction with a customer’s drug formulation. If the customer’s product is not successful on the market, the time spent may not be recovered. On the contrary, a successful product launch from one of our pharmaceutical customers may have a material positive impact on our operating results and financial condition.

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

We have approximately $231 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income.  We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Policies and Estimates” in Part II, Item 7 (which is incorporated by reference herein).

The scope and complexity of the change in organization structure could increase certain risks.  The Company has announced that in 2010 we are undertaking a strategic realignment in our businesses under three market-focused business segments. This realignment will allow us to offer our full product range in each of our three new segments: Aptar Beauty + Home, Aptar Food + Beverage and Aptar Pharma. The new structure will also broaden and accelerate the development of innovative new products with a global focus on market applications and consumer preferences. This realignment will take some time to complete and we expect to be fully operating under the new structure beginning in 2011. However, we could experience some planning and execution risks as employees handle multiple roles during this transition period.

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
2009 Form 10-K

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

ARGENTINA Buenos Aires (1, 2 & 3)	INDIA Himachal Pradesh (1)	THAILAND Chonburi (1)

BRAZIL Sao Paulo (1 & 3) Maringá Paraná (1)	INDONESIA Cikarang, Bekasi (2)	UNITED KINGDOM Leeds, England (3) Milton Keynes (1 & 2)

CHINA
Suzhou (1, 2 & 3)

CZECH REPUBLIC
Ckyne (3)

FRANCE
Annecy (1 & 2)
Charleval (1)
Le Neubourg (1)
Le Vaudreuil (2)
Oyonnax (1 & 3)
Poincy (3)
Verneuil Sur Avre (1)

GERMANY
Böhringen (1)
Dortmund (1)
Eigeltingen (2)
Freyung (3)
Menden (1)
IRELAND Ballinasloe, County Galway (1) ITALY Manoppello (1) Milan (1) San Giovanni Teatino (Chieti) (1) MEXICO Queretaro (1 & 3) RUSSIA Vladimir (3) SWITZERLAND Messovico (2) Neuchâtel (1) SPAIN Torello (3)	UNITED STATES
Cary, Illinois (1)
Congers, New York (1 & 2)
Libertyville, Illinois (3)
McHenry, Illinois (1)
Midland, Michigan (3)
Mukwonago, Wisconsin (3)
Stratford, Connecticut (1)
Torrington, Connecticut (1)
Watertown, Connecticut (1)

(1)	Locations of facilities manufacturing for the Beauty & Home segment.
(2)	Locations of facilities manufacturing for the Pharma segment.
(3)	Locations of facilities manufacturing for the Closures segment.

In addition to the above countries, we have sales offices or other manufacturing facilities in Canada and Japan. Our corporate office is located in Crystal Lake, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

Claims in the product liability and patent infringement areas, even if without merit, could result in the significant expenditure of our financial and managerial resources. It is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of such a claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

9 /ATR
2009 Form 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES
AND SHARE PERFORMANCE

MARKET FOR REGISTRANT’S COMMON EQUITY

Information regarding market prices of our Common Stock and dividends declared may be found in Note 19 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 16, 2010, there were approximately 400 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2009, the Plan purchased 835 shares of our common stock on behalf of the participants at an average price of $36.55 per share, for an aggregate amount of $31 thousand. No shares were sold during the quarter. At December 31, 2009, the Plan owns 17,858 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended December 31, 2009:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet be
	Of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

10/1 - 10/31/09	148,871	$36.85	148,871	4,015,576
11/1 - 11/30/09	180,292	35.95	180,292	3,835,284
12/1 - 12/31/09	171,417	36.49	171,417	3,663,867

Total	500,580	$36.40	500,580	3,663,867

The Company announced the existing repurchase program on July 19, 2006. There is no expiration date for this repurchase program.

10 /ATR
2009 Form 10-K

SHARE PERFORMANCE

The following graph shows a five year comparison of the cumulative total stockholder return on AptarGroup’s common stock as compared to the cumulative total return of two other indexes: the Value Line Packaging & Container Industry Group (“Peer Group”) and the Standard & Poor’s 500 Composite Stock Price Index. The companies included in the Peer Group are: AptarGroup, Inc., Ball Corporation, Bemis Company, Inc., CLARCOR Inc., Crown Holdings, Inc., Greif, Inc., Mead Westvaco, Owen’s-Illinois, Inc., Packaging Corporation of America, Pactiv Corporation, Rock-Tenn Company, Sealed Air Corporation, Silgan Holdings, Inc., and Sonoco Products Company. Changes in the Peer Group from year to year result from companies being added to or deleted from the Value Line Packaging & Container Industry Group. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

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

11 /ATR
2009 Form 10-K

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data
Years Ended December 31,	2009	2008	2007	2006	2005

Statement of Income Data:
Net Sales	$1,841.6	$2,071.7	$1,892.2	$1,601.4	$1,380.0
Cost of Sales (exclusive of depreciation shown below) (1)	1,225.7	1,411.3	1,283.8	1,086.3	927.6
% of Net Sales	66.6%	68.1%	67.9%	67.8%	67.2%
Selling, Research & Development and Administrative (2)	276.9	295.1	272.1	236.9	202.2
% of Net Sales	15.0%	14.2%	14.4%	14.8%	14.6%
Depreciation and Amortization	133.0	131.1	123.5	114.6	99.2
% of Net Sales	7.2%	6.3%	6.5%	7.2%	7.2%
Facilities consolidation and severance	7.6	—	—	—	—
% of Net Sales	.4%	—	—	—	—
Operating Income	198.4	234.2	212.9	163.6	151.0
% of Net Sales	10.8%	11.3%	11.3%	10.2%	10.9%
Income from Continuing Operations (3)	124.6	153.5	139.5	102.9	100.0
% of Net Sales	6.8%	7.4%	7.4%	6.4%	7.3%
Income from Discontinued Operations
Net of Tax	—	—	2.2	—	—
% of Net Sales	—	—	0.1%	—	—
Net Income (3)	124.6	153.5	141.7	102.9	100.0
% of Net Sales	6.8%	7.4%	7.5%	6.4%	7.3%

Net Income per Common Share (Basic):
Continuing Operations (4)	$1.84	$2.26	$2.03	$1.48	$1.42
Discontinued Operations (4)	—	—	.03	—	—
Net Income per Common Stock (Basic)	1.84	2.26	2.06	1.48	1.42
Net Income per Common Stock (Diluted):
Continuing Operations (4)	1.79	2.18	1.95	1.44	1.39
Discontinued Operations (4)	—	—	.03	—	—
Net Income per Common Share (Diluted)	1.79	2.18	1.98	1.44	1.39
Cash Dividends Declared per Common Share	.60	.56	.50	.42	.35

Balance Sheet and Other Data:
Capital Expenditures	$144.9	$203.6	$137.9	$107.7	$104.4
Total Assets	1,956.2	1,831.8	1,911.9	1,592.0	1,357.3
Long-Term Obligations	209.6	226.9	146.7	168.9	144.5
Net Debt (5)	5.0	99.4	49.1	125.7	129.0
AptarGroup, Inc. Stockholders’ Equity	1,252.8	1,131.0	1,119.0	946.4	809.4
Capital Expenditures % of Net Sales	7.9%	9.8%	7.3%	6.7%	7.6%
Interest Bearing Debt to Total Capitalization (6)	21.2%	20.4%	24.5%	23.8%	23.4%
Net Debt to Net Capitalization (7)	0.4%	8.1%	4.2%	11.7%	13.7%

(1)	Cost of Sales includes a charge for the expensing of stock options of $1.1, $1.1, $1.0 and $0.9 million in 2009, 2008, 2007 and 2006, respectively, and Redeployment Program costs $1.6 and $2.1 million in 2007 and 2006, respectively.
(2)	Selling, Research & Development and Administrative includes a charge of $8.7, $10.0, $13.0 and $12.4 million for the expensing of stock options in 2009, 2008, 2007 and 2006, respectively, and French R&D tax credit of $5.7, $2.1, $2.0, and $1.2 million in 2008, 2007, 2006 and 2005, respectively.
(3)	Net Income includes a charge for the expensing of stock options of $7.3, $8.0, $10.5 and $8.7 million in 2009, 2008, 2007 and 2006, respectively, and Redeployment Program costs of $1.1 and $1.4 million in 2007 and 2006, respectively.
(4)	Net Income per basic and diluted common share includes the negative effects of $0.11, $0.12, $0.15 and $0.12 for the expensing of stock options in 2009, 2008, 2007 and 2006, respectively, and $0.02 and $0.03 for Redeployment Program costs in 2007 and 2006, respectively
(5)	Net Debt is interest bearing debt less cash and cash equivalents.
(6)	Total Capitalization is AptarGroup, Inc. Stockholders’ Equity plus interest bearing debt.
(7)	Net Capitalization is AptarGroup, Inc. Stockholders’ Equity plus Net Debt.

12 /ATR
2009 Form 10-K

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, expect per share amounts or otherwise indicated)

The objective of the following Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition (“MD&A”) is to help the reader understand the financial performance of AptarGroup, Inc. MD&A is presented in eight sections: Overview, Results of Operations, Off-Balance Sheet Arrangements, Overview of Contractual Obligations, Adoption of Accounting Standards, Critical Accounting Policies and Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our consolidated financial statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Report on Form 10-K.
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
2009 was one of the most challenging years in our history but the strong fourth quarter results were encouraging. The global economic crisis touched all of our segments as consumer spending was greatly reduced. Also, our customers were cautious throughout most of the year and, as a result, they reduced their inventory levels particularly in the first half of the year. This caused order quantities to decline which hampered our ability to grow our sales. However, as we have done in the past, we managed to reduce costs without affecting our ability to quickly respond to our customers when the markets stabilize. Our operations in the developing countries did well as demand for our products remained strong in those regions and the continued conversion to convenient dispensing systems in the food and beverage markets was a positive driver for our Closures segment. The competitive pricing environment, faced particularly by our Beauty & Home and Closures segments, remained challenging throughout the year.

2009 HIGHLIGHTS

•	Sales volumes declined on general economic weakness, however all segments remained profitable.
•	Certain regions and markets stabilized in the second half of 2009 leading to improved sales and compared to over the first half.
•	Cost saving efforts favorably impacted our results.
•	Underutilized capacity negatively impacted Beauty & Home segment income.
•	Reported charges of $7.6 million for facilities consolidation and other severance costs.

13 /ATR
2009 Form 10-K

RESULTS OF OPERATIONS

The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2009		2008		2007
	Amount in	% of	Amount in	% of	Amount in	% of
	$ Thousands	Net Sales	$ Thousands	Net Sales	$ Thousands	Net Sales

Net sales	$1,841,616	100.0%	$2,071,685	100.0%	$1,892,167	100.0%
Cost of sales (exclusive of depreciation shown below)	1,225,670	66.6	1,411,275	68.1	1,283,773	67.9
Selling, research & development and administrative	276,989	15.0	295,094	14.2	272,077	14.4
Depreciation and amortization	133,013	7.2	131,145	6.3	123,466	6.5
Facilities consolidation and severance expense	7,563	0.4	—	—	—	—

Operating income	198,381	10.8	234,171	11.3	212,851	11.2

Other expense	(14,323)	(0.8)	(7,445)	(0.4)	(10,770)	(0.5)

Income from continuing operations before income taxes	184,058	10.0%	226,726	10.9%	202,081	10.7%

Income from continuing operations	124,597	6.8%	153,501	7.4%	139,474	7.4%

Effective tax rate	32.3%		32.3%		31.0%

Income from discontinued operations net of tax	—	—	—	—	2,232	0.1%

NET SALES
Net sales decreased more than 11% in 2009 to $1.8 billion compared to $2.1 billion recorded in 2008. The U.S. dollar strengthened against several currencies including the Euro (our primary foreign currency exposure) in 2009 compared to 2008, and as a result, changes in exchange rates negatively impacted sales and accounted for approximately 5% of the 11% sales decline. Sales related to acquisitions were approximately $12.9 million. The remaining 7% of sales decline was due primarily to the weakness of our Beauty & Home segment as fragrance/cosmetic sales were significantly impacted by the challenging general economic conditions in 2009. Pricing was also negatively impacted primarily due to lower resin pass-through to customers.
In 2008, net sales increased more than 9% in 2008 to nearly $2.1 billion compared to $1.9 billion recorded in 2007. The U.S. dollar weakened against several currencies including the Euro in 2008 compared to 2007, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 4% of the 9% sales growth. Approximately $9 million of the $180 million increase in net sales (less than 1% of the 9% increase) related to acquisitions completed during 2008. The remaining 4% of sales growth was due primarily to the strength of our Pharma segment. Sales price increases were primarily pass-throughs of the raw material cost increases we incurred during the year.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2009	% of Total	2008	% of Total	2007	% of Total

Domestic	$519,671	28%	$531,054	26%	$498,231	26%
Europe	1,073,035	58%	1,288,667	62%	1,180,443	63%
Other Foreign	248,910	14%	251,964	12%	213,493	11%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)
Our cost of sales as a percentage of net sales decreased in 2009 to 66.6% compared to 68.1% in 2008.

The following factors positively impacted our cost of sales percentage in 2009:

Cost Reduction Efforts.  We implemented cost reduction programs to bring costs in line with current production levels.

Declining Resin Costs.  Resin costs declined during 2009 compared to 2008. While the majority of these input costs decreases are passed along to our customers in our selling prices, we experience a normal lag in the timing of passing on these cost decreases.

14 /ATR
2009 Form 10-K

Strengthening of the U.S. Dollar.  We are a net importer from Europe into the U.S. and other countries of products produced in Europe with costs denominated in Euros. As a result, when the U.S. dollar or other currencies strengthen against the Euro, products produced in Europe (with costs denominated in Euros) and sold in currencies that are stronger compared to the Euro have a positive impact on cost of sales as a percentage of net sales.

Favorable Product Mix.  Increases in the percentage of sales of our products to the pharmaceutical market, which traditionally generate higher margins, helped positively impact our cost of sales percentage in 2009.

The following factors negatively impacted our cost of sales percentage in 2009:

Underutilized Overhead Costs in Certain Operations.  Several of our business operations, especially in the Beauty & Home business segment, saw a decrease in unit volumes sold. As a result of the lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.

Last in First Out (“LIFO”) Inventory Valuation.  Some of our U.S. operations use LIFO as their inventory valuation method. As some material costs, namely resins, increased at the end of the fourth quarter, the increase to the LIFO reserve in 2009 was approximately $0.4 million, thus negatively impacting our cost of sales percentage in 2009.

In 2008, our cost of sales as a percentage of net sales increased slightly in 2008 to 68.1% compared to 67.9% in 2007.

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

Weakening of the U.S. Dollar.  We are a net importer from Europe into the U.S. and other countries of products produced in Europe with costs denominated in Euros. As a result, when the U.S. dollar or other currencies weaken against the Euro, products produced in Europe (with costs denominated in Euros) and sold in currencies that are weaker compared to the Euro have a negative impact on cost of sales as a percentage of net sales.

Underutilized Overhead Costs in Certain Operations.  Certain of our business operations in the Beauty & Home and Closures business segments saw a decrease in unit volumes sold and as a result of the lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.

The following factors positively impacted our cost of sales percentage in 2008:

Favorable Product Mix.  Increased sales of our products to the pharmaceutical market, which traditionally generate higher margins, helped positively impact our cost of sales percentage in 2008.

Last in First Out (“LIFO”) Inventory Valuation.  As mentioned above, some of our U.S. operations use LIFO as their inventory valuation method. As some material costs, namely resins, dramatically decreased at the end of the fourth quarter, the decrease to the LIFO reserve in 2008 was approximately $2.3 million, thus positively impacting our cost of sales percentage in 2008.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased approximately 6% or $18.1 million in 2009. Changes in currency rates accounted for approximately $6.8 of the decrease. The remainder of the decrease is due primarily to cost savings efforts as mentioned above. However, SG&A as a percentage of net sales increased to 15.0% compared to 14.2% of net sales in the same period of the prior year primarily due to lower sales volumes.
In 2008, our SG&A increased approximately 8% or $23.0 million. Changes in currency rates accounted for approximately $13.1 million of the increase or 5% of the 8% increase. The remaining increase is primarily due to inflationary cost increases, higher bad debt expense and higher professional fees related to several corporate initiatives. SG&A expenses as a percentage of sales remained relatively consistent with the prior year at 14.2% in 2008 compared to 14.4% in 2007.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense increased 1% or $1.9 million in 2009 to $133.0 million compared to $131.1 million in 2008. Changes in currency rates reduced depreciation and amortization expense by approximately $5.6 million. The increase in depreciation and amortization after the change in currency rates is primarily due to the implementation of our worldwide enterprise reporting system. Depreciation and amortization expense increased to 7.2% of net sales in 2009 compared to 6.3% in 2008 mainly due to the implementation of our worldwide enterprise reporting system and the write-off of unutilized assets combined with lower sales volumes.
In 2008, depreciation and amortization expense increased 6% or $7.7 million. Changes in currency rates accounted for approximately $6.7 million of the increase. Depreciation and amortization expense decreased to 6.3% of net sales in 2008 compared to 6.5% in 2007.

15 /ATR
2009 Form 10-K

FACILITIES CONSOLIDATION AND SEVERANCE EXPENSE
Facilities consolidation and severance expenses were $7.6 million (0.4% of sales) in 2009. There were no corresponding expenses in 2008 or 2007. The amount represents the recognition of expenses related to the Company’s plan to consolidate several facilities and reduce headcount. The total costs associated with the consolidation/severance programs are estimated to be approximately $8 million. Annual savings are estimated to be in the range of $3 million to $4 million primarily beginning in 2010.

OPERATING INCOME
Operating Income decreased approximately $35.8 million or 15% to $198.4 million. The decrease is primarily due to the decrease in sales of our products, particularly in the Beauty & Home segment, the strengthening of the U.S. dollar compared to the Euro which is having a negative impact on the translation of our results in U.S. dollars, the increased amount of depreciation reported in 2009 and the impact of the facilities consolidation and severance program discussed above. Operating income as a percentage of sales decreased to 10.8% in 2009 compared to 11.3% in 2008 primarily for the same reasons.
In 2008, operating income increased approximately $21.3 million or 10% to $234.2 million. The increase in operating income is primarily due to the increase in sales of our products to the pharmaceutical market and the relative strength of the euro compared to the U.S. dollar which has an additive effect on the translation of our European results. This was partially offset by higher input and SG&A costs as mentioned above. 2008 operating income as a percentage of sales remained consistent with 2007 at 11.3%.

NET OTHER EXPENSES
Net other expenses in 2009 increased to $14.3 million compared to $7.5 million in 2008 principally reflecting the lower interest income of $9.8 million partially offset by lower interest expense of $2.2 million due to lower interest rates and lower external borrowings in 2009 compared to 2008.
In 2008, net other expenses decreased to $7.5 million compared to $10.7 million in 2007 principally reflecting the higher interest income of $4.2 million due to higher average cash balances in 2008 compared to 2007, offset partially by higher foreign currency losses of $1.7 million.

EFFECTIVE TAX RATE ON INCOME FROM CONTINUING OPERATIONS
The reported effective tax rate on income from continuing operations for 2009 and 2008 was 32.3%. The stable tax rate for 2009 includes the tax cost associated with an increase in dividend repatriation from Europe in 2009 offset by a change in the mix of income earned by country and savings from special elections available in Italy during 2009.
In 2008, the reported effective tax rate for 2008 increased to 32.3% compared to 31.0% in 2007. The increase in the tax provision for 2008 reflects primarily a change in the mix of income earned by country. This increase was partially offset by the benefits from tax changes that became effective in the current year related to lower tax rates in Germany and Italy.

INCOME FROM CONTINUING OPERATIONS
We reported income from continuing operations of $124.6 million in 2009 compared to $153.5 million reported in 2008 and $139.5 million reported in 2007.

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

NET INCOME
We reported net income of $124.6 million in 2009 compared to $153.5 million reported in 2008 and $141.7 million reported in 2007.

BEAUTY & HOME SEGMENT

				% Change		% Change
Years Ended December 31,	2009	2008	2007	2009 vs. 2008		2008 vs. 2007

Net Sales	$920,669	$1,072,478	$1,005,218	(14	.2)%	6.7%
Segment Income (1)	58,844	89,724	95,635	(34.4)		(6.2)
Segment Income as a percentage of Net Sales	6.4%	8.4%	9.5%

(1)	Segment income is defined as earnings before net interest, corporate expenses and income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 17 to the Consolidated Financial Statements in Item 8.

Net sales decreased approximately 14% in 2009 to $920.7 million compared to $1.1 billion in 2008. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 5% of the decrease while

16 /ATR
2009 Form 10-K

acquisitions were immaterial. The remaining 9% of the sales decrease was due mainly to declines in our fragrance/cosmetic and household markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic and household markets decreased approximately 15% and 3%, respectively, in 2009 due to the economic conditions felt mainly in North America and Europe. However, fragrance/cosmetic and household sales to our developing markets such as Latin America and Southeast Asia continued to grow. The overall decrease in sales to the fragrance/cosmetic market was partially offset by sales to our personal care market. Sales excluding changes in exchange rates of our products to the personal care market increased 2% in 2009 mainly due to the increase in sales of our dispensing systems used on hand sanitizers and anti-bacterial products related to increased H1N1 flu awareness.
In 2008, net sales increased approximately 7% in 2008 to $1.1 billion compared to $1.0 billion in 2007. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 5% of the increase while acquisitions were immaterial. The remaining 2% of the increase in sales was led by increased demand for our products from the fragrance/cosmetic market. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic market increased approximately 4% in 2008 reflecting a continued growth in developing markets such as Latin America and Southeast Asia. Sales to Eastern Europe, the U.S. and parts of Western Europe were down in the second half of the year due to general economic conditions. Sales excluding changes in exchange rates of our products to the personal care and household markets were flat and down 4%, respectively, in 2008. We did not see any erosion in our customer base, but again attribute this softness to the general economic conditions.
Segment income decreased approximately 34% to $58.8 million in 2009 compared to $89.7 million reported in 2008. Acquisitions did not materially impact segment income during the year. The decrease in segment income of $30.9 million is due primarily to the reduction in sales (particularly to the fragrance/cosmetic market), underutilized overhead and the negative impact of a $1.5 million charge related to facilities consolidation and severance expenses. Although significant cost reduction activities were implemented during the year, it was not enough to offset the decline in sales volume, particularly in the first half of the year.
In 2008, segment income decreased approximately 6% to $89.7 million in 2008 compared to $95.6 million reported in 2007. The decrease in segment income of $5.9 million was due primarily to the significant increase in input costs for the first nine months of the year and our inability to pass on these costs fast enough to our customers. In addition, soft general economic conditions in the fourth quarter lead to underutilized capacity at some of our operations.

CLOSURES SEGMENT

				% Change		% Change
Years Ended December 31,	2009	2008	2007	2009 vs. 2008		2008 vs. 2007

Net Sales	$490,548	$541,745	$493,000	(9	.5)%	9.9%
Segment Income	49,769	43,934	48,217	13.3		(8.9)
Segment Income as a percentage of Net Sales	10.1%	8.1%	9.8%

Net sales to the Closures segment decreased more than 9% in 2009 to $490.5 million compared to $541.7 million in 2008. The strengthening U.S. dollar compared to the Euro negatively impacted the sales decrease and represented approximately 5% of the decrease while an acquisition represented a favorable impact of 2%. Excluding changes in exchange rates and acquisitions, sales decreased 6% in 2009 compared to the same period of the prior year. Decreases in resin prices led to lower selling prices due to the pass through nature of this business and represented approximately 7% of the decline. Tooling sales excluding foreign currency and acquisitions also declined $12.7 million compared to the prior year. Sales excluding foreign currency changes to the personal care and household markets decreased approximately 9% and 16%, respectively, during 2009 compared to the same period in the prior year primarily due to the resin price pass through discussed above. An 8% increase in sales to the food and beverage market excluding currency changes was also adversely impacted by lower resin price pass through.
In 2008, net sales to the Closures segment increased nearly 10% in 2008 to $541.7 million compared to $493.0 million in 2007. The weakening U.S. dollar compared to the Euro positively impacted the sales increase and represented approximately 4% of the increase. Of the remaining 6% growth, increased selling prices due to the rising cost of resin accounted for approximately 4% of the increase while sales of custom tooling contributed 1%. 2008 also represented two dramatically different halves of business for the Closures segment. The first half of the year was positively impacted by favorable exchange rates (mainly Euro), a higher resin pass through, and higher tooling sales. Conversely, the second half of 2008 saw an unfavorable exchange rate impact (Euro, Mexican Peso, and Brazilian Real) and lower tooling sales, primarily in Europe. For the full year, sales excluding changes in exchange rates of our products to the food market increased 19% in 2008 mainly due to new ketchup and salad dressing launches in the U.S. This increase was offset by a 15% decrease in the household market during 2008 reflecting the loss of a detergent cap customer as well as a general slowdown in the closure personal care market.
Segment income increased 13% to $49.8 million in 2009 compared to $43.9 million in 2008. Included in these results are approximately $5.7 million of consolidation/restructuring expenses. The increase in segment income is primarily due to cost savings activities, the continued growth of the food/beverage market and the normal delay in the pass-through of lower resin costs to our customers during 2009.

17 /ATR
2009 Form 10-K

In 2008, segment income decreased 9% to $43.9 million in 2008 compared to $48.2 million in 2007. As was the case with the Beauty and Home segment, rising input costs during the first nine months of the year and our inability to pass these increased costs on to customers fast enough coupled with underutilized fixed overhead costs, particularly in Europe, were the primary reasons for the decrease in profitability.

PHARMA SEGMENT

				% Change		% Change
Years Ended December 31,	2009	2008	2007	2009 vs. 2008		2008 vs. 2007

Net Sales	$430,397	$457,456	$393,868	(5	.9)%	16.1%
Segment Income	123,654	129,591	105,974	(4.6)		22.3
Segment Income as a percentage of Net Sales	28.7%	28.3%	26.9%

Net sales to the Pharma segment decreased by nearly 6% in 2009 to $430.4 million compared to $457.5 million in 2008. The strengthening U.S. dollar compared to the Euro negatively impacted the sales decrease and represented approximately 4% of the decrease while acquisitions were immaterial. The remaining 2% decline is due to softer demand for both metered dose inhaler valves (“MDI’s”) and nasal spray pumps sold to the export markets.
In 2008, net sales to the Pharma segment increased more than 16% in 2008 to $457.5 million compared to $393.9 million in 2007. Changes in foreign currency rates positively affected the sales growth and accounted for 6% of the total growth. The remaining increase is primarily related to increased demand for our MDI’s used to dispense asthma medications and nasal spray pumps used to dispense allergy medications.
Segment income decreased 5% to $123.7 million in 2009 compared to $129.6 million reported in 2008. The decrease in profit is primarily due to lower sales and the impact of changes in currency exchange rates. Also included in segment income were $433 thousand related to the consolidation/restructure expenses.
In 2008, segment income increased 22% to $129.6 million compared to $106.0 million reported in 2007. The increase in segment income is primarily due to the higher sales volumes detailed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents increased to $333.0 million at the end of 2009 from $192.1 million at the end of 2008. Total short and long-term interest bearing debt increased to $338.0 million at the end of 2009 from $291.5 million at the end of 2008. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders’ Equity plus Net Debt) decreased to 0.4% compared to 8.1% as of December 31, 2008.
In 2009, our operations provided a record $293.6 million in cash flow. This compares with $270.2 million in 2008 and $273.5 million in 2007. In 2009, the lower net income and higher pension contributions were more than offset by a reduction in working capital. In 2008 and 2007, we primarily derived cash flow from operations from earnings before depreciation and amortization partially offset by an increase in working capital needs to support the growth of the business. During 2009, we utilized the majority of the operating cash flows to finance capital expenditures and share repurchases.
We used $151.1 million in cash for investing activities during 2009, compared to $225.5 million during 2008 and $131.2 million in 2007. This decrease in cash used for investing activities in 2009 is primarily due to decreased capital expenditures compared to the prior year and $12 million less cash spent for acquisitions of businesses in 2009 compared to 2008. Capital expenditures totaled $144.9 million in 2009, $203.6 million in 2008 and $137.9 million in 2007. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that we will spend approximately $125 million (assuming current exchange rates) on capital expenditures in 2010.
We used $13.2 million in cash for financing activities during 2009 compared to $151.6 million in 2008 and $22.9 million in 2007. We refinanced some of our short term variable rate debt with a $100 million fixed rate private placement debt in the third quarter of 2008. $25 million of the private placement debt has a five year maturity and a fixed interest rate of 5.41% while the remaining $75 million matures in ten years and carries a 6.03% fixed interest rate. In the fourth quarter of 2008, we borrowed $100 million on an intercompany loan basis from one of our European affiliates, taking advantage of certain temporary U.S. tax law changes which enabled us to borrow the money on a short term basis without adverse U.S. tax consequences. This $100 million was used to pay down borrowings under our revolving credit facility in 2008 and the intercompany loan was retired in 2009 primarily by funds repatriated from the dividend from Europe.
In 2006, we negotiated an amendment to our revolving credit facility (including a $50 million increase in the amount of the facility to $200 million). Under our credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. We are required to pay a nominal fee for this commitment based on our financial condition. The agreement expires on July 31, 2012. The Company can also request a $100 million increase in the total amount of the facility. At December 31, 2009, the amount unused and available under this agreement was $100 million.

18 /ATR
2009 Form 10-K

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2009

Debt to total capital ratio	55%	21%

Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.2 billion before the 55% requirement was exceeded.
Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $333.0 million in cash and equivalents is located outside of the U.S.
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

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2029. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section “Overview of Contractual Obligations” for future payments relating to operating leases.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2009:

					2015 and
Payment Due by Period	Total	2010	2011-2012	2013-2014	After

Long-term debt (1)	$229,124	$24,476	$50,767	$28,862	$125,019
Capital lease obligations (1)	5,607	639	1,716	804	2,448
Operating leases	44,530	14,273	17,037	4,496	8,724
Interest obligations (2)	72,480	13,980	20,121	16,364	22,015
Required minimum pension contribution (3)	—	—	—	—	—
Other liabilities reflected on the balance sheet under GAAP (4)	34	34	—	—	—

Total Contractual Obligations	$351,775	$53,402	$89,641	$50,526	$158,206

(1)	The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)	Approximately 36% of our total interest bearing debt has variable interest rates. Using our variable rate debt outstanding as of December 31, 2009 of approximately $121.2 million at an average rate of approximately 1.2%, we included approximately $1.5 million of variable interest rate obligations in 2010. No variable interest rate obligations were included in subsequent years.
(3)	Line represents the required minimum pension contribution obligation for the Company’s U.S. plans. At this time, the Company is not required to make a contribution. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2010 and future years. Therefore amounts related to these plans are not included in the preceding table.
(4)	Amount included represents the current portion of the liability for uncertain tax positions. Aside from deferred income taxes and minority interest, we have approximately $54.6 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 9 to the Consolidated Financial Statements and a long-term liability for uncertain tax positions described in Note 6 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

19 /ATR
2009 Form 10-K

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

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
In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The standard is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this new standard but do not believe it will have a material impact on our financial statements.
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
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this new standard but do not believe it will have a material impact on our financial statements.
In December 2008, the FASB issued an update to accounting standards related to an employer’s disclosures about postretirement benefit plan assets. This update amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this update is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The update is effective for fiscal years ending after December 15, 2009. Therefore, we have adopted the new disclosure requirements in this reporting period.
In April 2008, the FASB issued an update to the accounting standards related to determination of the useful life of intangible assets. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous standards in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset and other GAAP. This update is effective on January 1, 2009. The adoption did not have a material impact on our financial statements.
In March 2008, the FASB issued an update to disclosures about derivative instruments and hedging activities. This update requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective on January 1, 2009. As this update only required enhanced disclosures, this standard did not have an impact on the financial position, results of operations, or cash flows of the Company.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate

20 /ATR
2009 Form 10-K

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

IMPAIRMENT OF GOODWILL
In accordance with current accounting standards, we evaluate our goodwill for impairment on an annual basis, or whenever indicators of impairment exist. Due to the economic uncertainty in 2009, we evaluated our goodwill for triggering events at the end of each quarter noting no indicators that a full impairment assessment was necessary. Accounting standards require that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.
As discussed in Note 4 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $230.6 million is shown on our balance sheet as of December 31, 2009.
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
In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a projection of cash flows is made based upon expected sales growth rates and fixed asset and working capital requirements based upon historical needs. Starting with our 2010 budget figures we have used sales growth rates of 5% for all three reporting segments. We have assumed that operating income will grow by 8% for both the Beauty and Home and Closures reporting segments while the Pharma segment operating income growth rate used was the same as the sales growth rate. Capital expenditures, working capital needs, and taxes and depreciation are based on historical trends and what is necessary to support the business in the future. We forecast our cash flows for 4 years and use a terminal value growth rate of 3%. These assumptions have not changed significantly from the prior year. A discounted cash flow model is used to discount the future cash flows back to the present using a weighted-average cost of capital. Our weighted average cost of capital calculation takes into consideration market risk premiums in the current equity and debt markets supplied by third party sources. We perform one calculation using our current debt to equity ratio. Due to our strong balance sheet and low debt levels, the weighted average cost of capital calculation using our current debt to equity ratio is 8.7%, which is a higher discount rate than if we used our targeted debt to equity ratio. We have used the same weighted average cost of capital for all our reporting segments. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using AptarGroup’s overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.
The $230.6 million of goodwill is reported in three reporting units. Approximately $28.4 million of the goodwill is allocated to the Pharma reporting segment, $161.8 million is allocated to the Beauty and Home reporting segment and $40.3 million is allocated to the Closures reporting segment. Two of the three reporting units have fair values, which significantly exceed their carrying values. The third reporting unit contains approximately $40.3 million of the total $230.6 million in goodwill and has the smallest excess of fair value over carrying value of the three reporting units.
We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for this one reporting unit had been 69% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the “implied value” of goodwill. The excess of the approximately $40.3 million in carrying value of goodwill over the “implied value” of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $40.3 million of goodwill would be at risk for impairment. A full $40.3 million impairment loss would have reduced Total Assets as of December 31, 2009 by approximately 2% and would have reduced Income From Continuing Operations Before Income Taxes in 2009 by approximately 22%.
If we had been required to recognize an impairment loss of the full $40.3 million, it would likely not have affected our liquidity and capital resources because, in spite of the impairment loss, we would have been within the terms of our debt covenants.

21 /ATR
2009 Form 10-K

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
When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2009, we added approximately $0.7 million to the allowance for doubtful accounts while we wrote off or reduced the allowance for doubtful accounts by $2.7 million. Please refer to Schedule II — Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.
We had approximately $319.8 million in net accounts receivable at December 31, 2009. At December 31, 2009, we had approximately $9.9 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $18.0 million. An additional loss of $18.0 million would reduce our Total Assets as of December 31, 2009 by approximately 1% and would have reduced Income From Continuing Operations Before Income Taxes by approximately 10%.
If we had been required to recognize an additional $18.0 million in bad debt expense, it would likely not have significantly affected our liquidity and capital resources because, in spite of the additional expense, we would have been within the terms of our debt covenants.

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
The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (Citigroup Pension Index Curve). At December 31, 2009, the discount rates for our domestic and foreign plans were 5.90% and 5.55%, respectively.
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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $19.8 million increase in the PBO ($14.1 million for the domestic plans and $5.7 million for the foreign plans) and a $2.6 million increase in net periodic benefit cost ($2.1 million for the domestic plans and $0.5 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $15.9 million decrease in the PBO ($11.2 million for the domestic plans and $4.7 million for the foreign plans) and a $1.4 million decrease in net periodic benefit cost ($1 million for the domestic plans and $0.4 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Stockholders’ Equity.
The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 55% was invested in equities, 35% was invested in fixed income securities, 9% was invested in infrastructure and 1% was invested in a money market fund at December 31, 2009. Of foreign plan assets, approximately 17% was invested in equities, 32% was invested in fixed income securities, 4% was invested in real estate and 47% was invested in a money market fund at December 31, 2009. The Company

22 /ATR
2009 Form 10-K

contributed approximately $15.0 million in December 2009 to partially fund its previously unfunded German pension plans. These funds were invested in money market funds at December 31, 2009 and will be reinvested according to the foreign plan target allocation in 2010.
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
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $2.4 million decrease in the PBO ($0.8 million for the domestic plans and $1.6 million for the foreign plans) and a $0.5 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $2.5 million increase in the PBO ($0.8 million for the domestic plans and $1.7 million for the foreign plans) and a $0.4 million increase to the net periodic benefit cost.

Our primary pension related assumptions as of December 31, 2009 and 2008 were as follows:

Actuarial Assumptions as of December 31,	2009	2008

Discount rate:
Domestic plans	5.90%	6.00%
Foreign plans	5.55%	5.60%

Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	4.55%	6.00%

Rate of compensation increase:
Domestic plans	4.00%	4.00%
Foreign plans	3.00%	3.00%

In order to determine the 2010 net periodic benefit cost, the Company expects to use the December 31, 2009 discount rates, rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets. The estimated impact of the changes to the assumptions as noted in the table above on our 2010 net periodic benefit cost is not expected to be significant.

23 /ATR
2009 Form 10-K

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
For 2009, expense related to share-based compensation was $9.8 million and represented approximately $0.10 per diluted share. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a 1 year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.4 million. On the contrary, a 1 year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.3 million. In addition, changes in the stock price at the date of the grant would impact our share-based compensation expense. For example, a $5 decrease in the stock price would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $1.0 million. On the contrary, a $5 increase in the stock price would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.9 million.

OPERATIONS OUTLOOK

While we are encouraged by our fourth quarter results, the current economic uncertainty has not ended. The difficult unemployment situation in the U.S. and the generally sluggish economies in Europe will take some time to rebound.
The first quarter 2010 results are expected to show improvement compared to the prior year. Preliminary indications are that consumer confidence, primarily in the U.S. and Europe, will continue to rise and demand for our personal care and fragrance/cosmetic dispensing systems will be above prior year levels. Demand for our food and beverage dispensing systems will be driven by the continued conversion away from non-dispensing packaging. In addition, we expect stable demand for our unique drug delivery solutions and services from the pharmaceutical market.
The U.S. dollar has recently strengthened compared to the Euro and other currencies but is still weaker than what we experienced in the first quarter of 2009. Since a majority of our sales are denominated in Euros, a weaker dollar will have an additive impact on the translation of our Euro denominated financial statements into U.S. dollars. However, as we have mentioned before, we are a net importer of products produced in European countries with Euro based costs into the U.S. and sold in U.S. dollars. A weakened U.S. dollar compared to the Euro makes imported European produced products more expensive, thereby reducing operating margins. The net impact of the weakened U.S. dollar is difficult to predict or estimate, but it is likely that any positive impact realized from translating Euro denominated financial statements into U.S. dollars would be partially offset by the higher cost of imported products.
We expect the annual effective tax rate for 2010 to be in the range of 32.0% to 33.0% compared to a rate of 32.3% for 2009.
We are anticipating diluted earnings per share for the first quarter of 2010 to be in the range of $.48 to $.53 per share compared to $.38 per share recorded in the first quarter of 2009.

24 /ATR
2009 Form 10-K

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic, environmental and political conditions worldwide;
•	changes in customer and/or consumer spending levels;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	significant fluctuations in foreign currency exchange rates;
•	our ability to increase prices;
•	our ability to contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	direct or indirect consequences of acts of war or terrorism;
•	difficulties in complying with government regulation;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	work stoppages due to labor disputes;
•	the demand for existing and new products;
•	fiscal and monetary policy, including changes in worldwide tax rates;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims;
•	our successful implementation of a new worldwide ERP system starting in 2009 without disruption to our operations;
•	our ability to implement the strategic realignment of our businesses during 2010, and
•	other risks associated with our operations.

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

25 /ATR
2009 Form 10-K

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
The table below provides information, as of December 31, 2009, about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2010 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2012.

In thousands
		Average	Min/Max
Year Ended December 31, 2009		Contractual	Notional
Buy/Sell	Contract Amount	Exchange Rate	Volumes

Swiss Franc/Euro	$45,008	0.6626	$37,666-60,051
Euro/U.S. Dollar	10,163	1.4544	9,594-127,391
British Pound/Euro	8,457	1.1259	41-8,457
Czech Koruna/Euro	6,917	0.0385	1,824-6,917
Euro/Swiss Franc	5,752	1.5062	314-17,222
Euro/Brazilian Real	5,652	4.7538	5,652-6,132
Euro/Chinese Yuan	1,868	9.8824	527-1,868
U.S. Dollar/Euro	1,200	0.6964	1,200-11,146
Other	4,891

Total	$89,908

As of December 31, 2009, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.2 million in accounts payable and accrued liabilities, $902 thousand in prepayments and other and $2.5 million in deferred and other non-current liabilities in the balance sheet.
At December 31, 2009, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $10 million, which requires us to pay a variable interest rate (which was 0.4% at December 31, 2009) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.1 million, assuming a tax rate of 32%. As of December 31, 2009, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.6 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2009 as any hedge ineffectiveness for the period is minimal.
As of December 31, 2009, the Company had one foreign currency cash flow hedge. A French subsidiary of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.4 million) as of December 31, 2009. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($2.4 million) as of December 31, 2008. During the year ended December 31, 2009, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. These foreign currency forward contracts hedge forecasted transactions for approximately two years (March 2012).

26 /ATR
2009 Form 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts
Years Ended December 31,	2009	2008	2007
Net Sales	$1,841,616	$2,071,685	$1,892,167

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	1,225,670	1,411,275	1,283,773
Selling, research & development and administrative	276,989	295,094	272,077
Depreciation and amortization	133,013	131,145	123,466
Facilities consolidation and severance	7,563	—	—

	1,643,235	1,837,514	1,679,316

Operating Income	198,381	234,171	212,851

Other Income (Expense):
Interest expense	(16,485)	(18,687)	(19,492)
Interest income	3,333	13,120	8,918
Equity in results of affiliates	164	310	483
Miscellaneous, net	(1,335)	(2,188)	(679)

	(14,323)	(7,445)	(10,770)

Income from Continuing Operations Before Income Taxes	184,058	226,726	202,081

Provision For Income Taxes	59,461	73,225	62,607

Income From Continuing Operations	124,597	153,501	139,474

Income From Discontinued Operations Net of Tax	—	—	2,232

Net Income	$124,597	$153,501	$141,706

Net Loss (Income) Attributable to Noncontrolling interests	26	(6)	33

Net Income Attributable to AptarGroup, Inc.	$124,623	$153,495	$141,739

Net Income Per Common Share (Basic):
Continuing Operations	$1.84	$2.26	$2.03

Discontinued Operations	$—	$—	$0.03

Net Income Per Common Share (Basic)	$1.84	$2.26	$2.06

Net Income Per Common Share (Diluted):
Continuing Operations	$1.79	$2.18	$1.95

Discontinued Operations	$—	$—	$0.03

Net Income Per Common Share (Diluted)	$1.79	$2.18	$1.98

See accompanying notes to consolidated financial statements.

27 /ATR
2009 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2009	2008

Assets
Current Assets:
Cash and equivalents	$332,964	$192,072
Accounts and notes receivable, less allowance for doubtful accounts of $9,923 in 2009 and $11,900 in 2008	319,787	343,937
Inventories	230,807	244,775
Prepayments and other	59,933	78,965

	943,491	859,749

Property, Plant and Equipment:
Buildings and improvements	322,498	297,093
Machinery and equipment	1,612,945	1,484,353

	1,935,443	1,781,446
Less: Accumulated depreciation	(1,190,576)	(1,078,063)

	744,867	703,383
Land	19,201	17,499

	764,068	720,882

Other Assets:
Investments in affiliates	898	712
Goodwill	230,578	227,041
Intangible assets	9,088	14,061
Miscellaneous	8,070	9,377

	248,634	251,191

Total Assets	$1,956,193	$1,831,822

See accompanying notes to consolidated financial statements.

28 /ATR
2009 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
December 31,	2009	2008

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$103,240	$39,919
Current maturities of long-term obligations	25,115	24,700
Accounts payable and accrued liabilities	288,960	310,408

	417,315	375,027

Long-Term Obligations	209,616	226,888

Deferred Liabilities and Other:
Deferred income taxes	20,992	24,561
Retirement and deferred compensation plans	40,462	62,476
Deferred and other non-current liabilities	14,172	11,072
Commitments and contingencies	—	—

	75,626	98,109

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized, and 80.6 and 80.1 million issued at 2009 and 2008, respectively	806	801
Capital in excess of par value	272,471	254,216
Retained Earnings	1,150,017	1,065,998
Accumulated other comprehensive income	186,099	139,300
Less: Treasury stock at cost, 13.3 million and 12.5 million shares in 2009 and 2008, respectively	(356,548)	(329,285)

Total AptarGroup, Inc. Stockholders’ Equity	1,252,845	1,131,030
Noncontrolling interests in subsidiaries	791	768

Total Stockholders’ Equity	1,253,636	1,131,798

Total Liabilities and Stockholders’ Equity	$1,956,193	$1,831,822

See accompanying notes to consolidated financial statements.

29 /ATR
2009 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Years Ended December 31,	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$124,597	$153,501	$141,706
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	127,709	124,884	118,946
Amortization	5,304	6,261	4,520
Stock option based compensation	9,761	11,054	14,036
Gain on disposition of business, net	—	—	(2,232)
Provision for bad debts	701	3,063	1,970
Facilities consolidation and severance expenses	4,435	—	(43)
Deferred income taxes	(1,329)	(1,326)	(11,783)
Retirement and deferred compensation plans	8,698	14,202	10,084
Equity in results of affiliates in excess of cash distributions received	(164)	(113)	(301)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	34,289	(5,288)	(8,347)
Inventories	21,768	16,800	(26,261)
Prepaid and other current assets	7,437	(10,126)	(2,960)
Accounts payable and accrued liabilities	(22,922)	(13,150)	32,745
Income taxes payable	(2,947)	(23,327)	8,357
Retirement and deferred compensation plan contributions	(32,483)	(12,638)	(8,275)
Other changes, net	8,737	6,414	1,301

Net cash provided by operations	293,591	270,211	273,463

Cash Flows from Investing Activities:
Capital expenditures	(144,926)	(203,600)	(137,944)
Disposition of property and equipment	1,670	585	6,232
Intangible assets	(308)	(1,323)	(1,195)
Acquisition of business, net of cash acquired	(7,577)	(19,501)	(5,151)
Disposition of business	—	—	6,653
Investment in affiliates	—	(801)	—
Notes receivable, net	77	(901)	162

Net cash used by investing activities	(151,064)	(225,541)	(131,243)

Cash Flows from Financing Activities:
Proceeds from notes payable	63,670	—	88,699
Repayments of notes payable	—	(149,123)	—
Proceeds from long-term obligations	9,626	100,650	1,298
Repayments of long-term obligations	(26,993)	(25,227)	(26,030)
Dividends paid	(40,604)	(38,063)	(34,439)
Proceeds from stock option exercises	8,879	13,913	19,050
Purchase of treasury stock	(29,623)	(57,569)	(76,391)
Excess tax benefit from exercise of stock options	1,859	3,797	4,910

Net cash used by financing activities	(13,186)	(151,622)	(22,903)

Effect of Exchange Rate Changes on Cash	11,551	(14,715)	23,846

Net increase/(decrease) in Cash and Equivalents	140,892	(121,667)	143,163
Cash and Equivalents at Beginning of Period	192,072	313,739	170,576

Cash and Equivalents at End of Period	$332,964	$192,072	$313,739

Supplemental Cash Flow Disclosure:
Interest paid	$17,538	$16,057	$19,981
Income taxes paid	60,931	76,002	63,336
Capital lease obligations	—	—	—

See accompanying notes to consolidated financial statements.

30 /ATR
2009 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2009, 2008 and 2007

in thousands
		AptarGroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2006:		$844,921	$109,505	$392	$(203,761)	$195,343	$564	$946,964
Net income	$141,706	141,739					(33)	141,706
Foreign currency translation adjustments	103,779		103,757				22	103,779
Changes in unrecognized pension gains/losses and related amortization, net of tax	1,014		1,014					1,014
Net gain on Derivatives, net of tax	18		18					18

Comprehensive income	$246,517

Cumulative effect of accounting change		(1,655)						(1,655)
Stock option exercises & restricted stock vestings				9	4,494	34,072		38,575
Adjustment for stock split				393		(393)		—
Cash dividends declared on common stock		(34,439)						(34,439)
Treasury stock purchased					(76,391)			(76,391)

Balance – December 31, 2007:		$950,566	$214,294	$794	$(275,658)	$229,022	$553	$1,119,571
Net income	$153,501	153,495					6	153,501
Foreign currency translation adjustments	(61,229)		(61,250)				21	(61,229)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(13,164)		(13,164)					(13,164)
Treasury Locks, net of tax	(595)		(595)					(595)
Net gain on Derivatives, net of tax	15		15					15

Comprehensive income	$78,528

Stock option exercises & restricted stock vestings				7	3,942	25,194		29,143
Cash dividends declared on common stock	(38,063)							(38,063)
Noncontrolling interest in entity acquired							188	188
Treasury stock purchased					(57,569)			(57,569)

Balance – December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798
Net income	$124,597	124,623					(26)	124,597
Foreign currency translation adjustments	44,978		44,929				49	44,978
Changes in unrecognized pension gains/losses and related amortization, net of tax	1,790		1,790					1,790
Changes in treasury locks, net of tax	80		80					80
Net gain on Derivatives, net of tax	—		—					—

Comprehensive income	$171,445

Stock option exercises & restricted stock vestings				5	2,708	18,255		20,968
Cash dividends declared on common stock		(40,604)						(40,604)
Treasury stock purchased					(29,971)			(29,623)

Balance – December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

See accompanying notes to consolidated financial statement.

31 /ATR
2009 Form 10-K

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

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of AptarGroup, Inc. and its subsidiaries. The terms “AptarGroup” or “Company” as used herein refer to AptarGroup, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current period presentation. In 2009, the Company revised its presentation relating to French research and development tax credits by reclassifying amounts from Provision for Income Taxes to Selling, Research & Development and Administrative.

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

INVENTORIES
Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The costs of certain domestic and foreign inventories are determined by using the last-in, first-out (“LIFO”) method, while the remaining inventories are valued using the first-in, first-out (“FIFO”) method.

INVESTMENTS IN AFFILIATED COMPANIES
The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. The Company received dividends from affiliated companies of $197 and $182 in 2008 and 2007, respectively. There were no dividends from affiliated companies in 2009.

PROPERTY AND DEPRECIATION
Properties are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives for financial reporting purposes and accelerated methods for income tax reporting. Generally, the estimated useful lives are 25 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment, and 3 to 7 years for software.

FINITE-LIVED INTANGIBLE ASSETS
Finite-lived intangibles, consisting of patents, non-compete agreements and license agreements acquired in purchase transactions, are capitalized and amortized over their useful lives which range from 3 to 20 years.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Management believes the excess purchase price over the fair value of the net assets acquired (“Goodwill”) in purchase transactions has continuing value. Goodwill and indefinite-lived intangible assets must be tested annually, or more frequently as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2009. The fair values of the reporting units exceeded the carrying values in 2009, 2008 and 2007 and, therefore, no impairment of goodwill was recorded in the three years.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its fair value. There were no such triggering events identified during 2009.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES
Derivative financial instruments are recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

32 /ATR
2009 Form 10-K

RESEARCH & DEVELOPMENT EXPENSES
Research and development costs are expensed as incurred. These costs amounted to $50.2, $55.1 and $53.8 million in 2009, 2008 and 2007, respectively. Prior year amounts have been revised to conform to the current year presentation for French research and development tax credits. The amounts of these credits are $5.7 and $2.1 million for 2008 and 2007, respectively.

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
Except as noted below, the Company has the expressed intention to reinvest the undistributed earnings of its non-U.S. subsidiaries. A provision has not been made for U.S. or additional foreign taxes on $748 million of undistributed earnings of non-U.S. subsidiaries, which has been designated as permanently reinvested as of December 31, 2009. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. The Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof. The Company decided to repatriate a portion of non-U.S. subsidiary current year earnings in 2009, 2008 and 2007 in the amounts of $78 million, $63 million and $18 million, respectively. Tax expense related to the repatriations was provided for in the year the decision was made.
The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition. See Note 6 for more information.

TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of all the Company’s foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a gain of $879 in 2009 and a loss of $3,293 and $1,636 in 2008 and 2007, respectively.

STOCK BASED COMPENSATION
Accounting standards require the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. See Note 15 for more information.

REVENUE RECOGNITION
Product Sales.  In accordance with current accounting standards, the Company’s policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer, when the Company has no remaining obligations regarding the transaction and when collection is reasonably assured. The majority of the Company’s products shipped from the U.S. transfers title and risk of loss when the goods leave the Company’s shipping location. The majority of the Company’s products shipped from non-U.S. operations transfer title and risk of loss when the goods reach their destination. Tooling revenue is also recognized when the title and risk of loss transfers to the customer.

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

SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events. No events have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements.

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

33 /ATR
2009 Form 10-K

The Company elected only to report the net gain as discontinued operations rather than including the full operating results as discontinued operations for all periods presented due to the immateriality of the amounts (less than 1% of net sales and income before income taxes). The Australian entity was previously reported in the Beauty & Home segment.

NOTE 3 INVENTORIES

At December 31, 2009 and 2008, approximately 21% and 23%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2009	2008

Raw materials	$81,452	$93,081
Work-in-process	66,431	55,228
Finished goods	86,192	99,310

Total	234,075	247,619
Less LIFO reserve	(3,268)	(2,844)

Total	$230,807	$244,775

NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual analysis of the fair value of its reporting units as of December 31, 2009 using both a discounted cash flow analysis and market multiple approach, resulting in no impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2009, are as follows by reporting segment:

		Beauty &		Corporate
	Pharma	Home	Closures	and Other	Total

Goodwill	$28,133	$158,823	$40,085	$1,615	$228,656
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2008	$28,133	$158,823	$40,085	$	$227,041
Acquisitions (See Note 18)	—	666	—	—	666
Foreign currency exchange effects	291	2,327	253	—	2,871

Goodwill	$28,424	$161,816	$40,338	$1,615	$232,193
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2009	$28,424	$161,816	$40,338	$—	$230,578

The table below shows a summary of intangible assets for the years ended December 31, 2009 and 2008.

		2009			2008
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
(Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortization intangible assets:
Patents	14	$19,368	$(15,655)	$3,713	$18,854	$(13,357)	$5,497
License agreements and other	6	26,261	(20,886)	5,375	25,641	(17,077)	8,564

Total intangible assets	9	$45,629	$(36,541)	$9,088	$44,495	$(30,434)	$14,061

Aggregate amortization expense for the intangible assets above for the years ended December 31, 2009, 2008 and 2007 was $5,304, $6,261, and $4,520, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2010	$2,650
2011	$2,301
2012	$1,189
2013	$927
2014	$753
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2009.

34 /ATR
2009 Form 10-K

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2009 and 2008, accounts payable and accrued liabilities consisted of the following:

	2009	2008

Accounts payable, principally trade	$109,135	$133,575
Accrued employee compensation costs	78,080	78,502
Unearned income	26,037	30,251
Other accrued liabilities	75,708	68,080

Total	$288,960	$310,408

NOTE 6 INCOME TAXES

Income from continuing operations before income taxes consists of:

Years Ended December 31,	2009	2008	2007

United States	$32,938	$21,771	$16,505
International	151,120	204,955	185,576

Total	$184,058	$226,726	$202,081

The provision for income taxes from continuing operations is comprised of:

Years Ended December 31,	2009	2008	2007

Current:
U.S. Federal	$20,054	$11,520	$12,737
State/Local	1,182	569	459
International	39,554	62,462	61,194

	$60,790	$74,551	$74,390

Deferred:
U.S. Federal/State	$841	$(8)	$(5,110)
International	(2,170)	(1,318)	(6,673)

	$(1,329)	$(1,326)	$(11,783)

Total	$59,461	$73,225	$62,607

The gain on the sale of the discontinued operations resulted in additional tax expense of $1,714 in 2007.
To be comparable to the current period, the Company revised its classification relating to a Research & Development credit in France from the Provision for Income Taxes to Selling, Research & Development and Administrative expenses. The amounts of the credit for the years ending December 31, 2009, 2008 and 2007 are $6.7 million, $5.7 million and $2.1 million, respectively.
The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2009, 2008 and 2007 to income before income taxes is as follows:

Years Ended December 31,	2009	2008	2007

Income tax at statutory rate	$64,420	$79,354	$70,728
State income taxes, net of federal benefit	743	499	189
Research & development credits (non-French)	(826)	(795)	(1,012)
Provision for distribution of current foreign earnings	9,881	3,953	3,524
German tax rate reduction	—	—	(2,250)
Italian stimulus	(501)	—	—
Italian government special election	(1,628)	—	(1,025)
Rate differential on earnings of foreign operations	(13,396)	(10,590)	(6,838)
Other items, net	768	804	(709)

Actual income tax provision	$59,461	$73,225	$62,607

Effective income tax rate	32.3%	32.3%	31.0%

The tax provision for 2009 reflects a $1.6 million benefit from a special election in Italy related to the revaluation of real property for tax purposes. The tax benefit is attributable to the revaluation of deferred tax liabilities to reflect the higher tax basis.

35 /ATR
2009 Form 10-K

An additional benefit of $0.5 million is attributable to depreciation incentives enacted as part of an Italian government stimulus package in 2009.
The tax provision for 2008 reflects the benefit from lower tax rates in Germany and Italy that became effective in 2008. These benefits helped to offset the additional cost from increased repatriation to the US during 2008.
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
Significant deferred tax assets and liabilities as of December 31, 2009 and 2008 are comprised of the following temporary differences:

	2009	2008

Deferred Tax Assets:
Pension liabilities	$11,836	$12,976
Stock options	7,625	7,094
Net operating loss carryforwards	6,954	3,021
Inventory	3,997	5,861
Vacation	3,804	3,633
Workers compensation	2,539	3,036
Accruals	2,456	1,371
Allowance for doubtful accounts	2,006	2,307
Foreign tax credit carryforwards	—	1,127
Other	1,340	578

Total gross deferred tax assets	42,557	41,004
Less valuation allowance	(5,480)	(2,903)

Net deferred tax assets	37,077	38,101

Deferred Tax Liabilities:
Depreciation and amortization	36,007	36,132
Leases	8,067	8,422

Total gross deferred tax liabilities	44,074	44,554

Net deferred tax liabilities	$6.997	$6,453

Gross deferred tax assets for tax loss carryforwards increased to $6.9 million at December 31, 2009 from $3.0 million at December 31, 2008. The loss carryforwards exist primarily in non-U.S. jurisdictions, along with U.S. state jurisdictions. Assets of $3.1 million related to losses in non-U.S. jurisdictions were added as a result of an acquisition completed in 2009. A portion of the non-U.S. losses expire in the years 2012 – 2017. The U.S state losses expire in the years 2014 – 2023. Management does not believe the benefit of a majority of the non-U.S. losses ($4.0 million) or the benefit of the U.S. state losses ($1.4 million) will be realized.
The Company has established a valuation allowance for the deferred tax assets related primarily to the non-U.S. tax loss carryforwards and the U.S. state tax losses not expected to be realized. The valuation allowance increased to $5.5 million at December 31, 2009 from $2.9 million at December 31, 2008, reflecting the acquired non-U.S. losses.
U.S. foreign tax credit carryforwards decreased to $0 at December 31, 2009 from $1.1 million at December 31, 2008. The Company was able to utilize the carryforwards due to increased repatriation to the U.S. in 2009.
No provision for taxes has been made for the cumulative earnings of non-U.S. subsidiaries that are permanently reinvested. These earnings relate to ongoing operations and, at December 31, 2009, were approximately $748 million. Deferred taxes are provided for current year earnings of non-U.S. subsidiaries when it is decided to remit those earnings to the U.S.
The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.6 million would become payable in the event the income was distributed.

36 /ATR
2009 Form 10-K

INCOME TAX UNCERTAINTIES
The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2009	2008	2007

Balance at January 1	$9,661	$6,492	$7,000
Increases based on tax positions for the current year	$1,728	$1,352	1,115
Increases based on tax positions for prior years	1,281	4,362	533
Decreases based on tax positions for prior years	(672)	(1,085)	(182)
Settlements	(168)	(24)	(682)
Lapse of statute of limitations	$(1,024)	$(1,436)	(1,292)

Balance at December 31	$10,806	$9,661	$6,492

The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $10.1 million. For the next twelve months, the Company does not anticipate any material changes in its liability for income tax uncertainties.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. During 2009, the Company recognized $0.4 million in interest and penalties. The Company had approximately $1.8 million and $1.4 million accrued for the payment of interest and penalties as of December 31, 2009 and 2008, respectively.
The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Tax Years
Major Tax	Subject to
Jurisdiction	Examination

United States – Federal	2006 – 2009
United States – State	2005 – 2009
France	2006 – 2009
Germany	2006 – 2009
Italy	2004 – 2009
Switzerland	1998 – 2009

NOTE 7 DEBT

Average borrowings under unsecured lines of credit were $65.3 million and $156.3 million for 2009 and 2008, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 1.6% for 2009 and 3.6% for 2008. There are no compensating balance requirements associated with short-term borrowings. The Company has a $200 million revolving credit facility. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates (“LIBOR”) plus an amount based on the financial condition of the Company. The Company is required to pay a fee for this commitment. Commitment or facility fee payments in 2009, 2008 and 2007 were not significant. The amounts borrowed under this agreement were $100 million and $25 million at December 31, 2009 and 2008, respectively.
The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests.
At December 31, the Company’s long-term obligations consisted of the following:

	2009	2008

Notes payable 0.5% – 16.5%, due in monthly and annual installments through 2015	$10,750	$4,787
Senior unsecured notes 6.6%, due in installments through 2011	43,374	65,268
Senior unsecured notes 5.1%, due in 2011	25,000	25,000
Senior unsecured notes 5.4% due in 2013	25,000	25,000
Senior unsecured notes 6.0% due in 2016	50,000	50,000
Senior unsecured notes 6.0% due in 2018	75,000	75,000
Capital lease obligations	5,607	6,533

	234,731	251,588
Current maturities of long-term obligations	(25,115)	(24,700)

Total long-term obligations	$209,616	$226,888

Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.

37 /ATR
2009 Form 10-K

Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 8, due annually for the five years and thereafter beginning in 2010 are $24,476, $48,621, $2,146, $26,995, $1,867 and $125,019 thereafter.

NOTE 8 LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2029. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term.
Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $24,129, $24,382 and $22,595 in 2009, 2008 and 2007, respectively.

Assets recorded under capital leases consist of:

	2009	2008

Buildings	$23,117	$22,393
Machinery and equipment	9,246	12,750

	32,363	35,143
Accumulated depreciation	(19,298)	(19,613)

	$13,065	$15,530

Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2009:

	Capital	Operating
	Leases	Leases

2010	$765	$14,273
2011	1,309	10,187
2012	1,016	6,850
2013	587	2,821
2014	587	1,675
Subsequent to 2014	3,475	8,724

Total minimum lease payments	7,739	$44,530

Amounts representing interest	(2,132)

Present value of future minimum lease payments	5,607
Lease amount due in one year	(639)

Total	$4,968

38 /ATR
2009 Form 10-K

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

	Domestic Plans		Foreign Plans
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$64,954	$55,017	$43,816	$40,735
Service cost	4,363	4,098	1,766	1,644
Interest cost	3,820	3,514	2,503	2,174
Prior service cost	—	—	—	112
Plan amendments	—	—	—	5,183
Curtailment/Settlement	(560)	—	(151)	—
Actuarial loss/(gain)	2,150	3,586	(316)	(3,128)
Benefits paid	(3,061)	(1,261)	(3,264)	(1,224)
Foreign currency translation adjustment	—	—	976	(1,680)

Benefit obligation at end of year	$71,666	$64,954	$45,330	$43,816

	Domestic Plans		Foreign Plans
	2009	2008	2009	2008

Change in plan assets:
Fair value of plan assets at beginning of year	$36,953	$46,116	$16,560	$14,495
Actual return on plan assets	6,474	(11,152)	1,120	(1,331)
Employer contribution	9,441	3,250	19,042	5,388
Settlements	(560)	—	—	—
Benefits paid	(3,061)	(1,261)	(3,341)	(1,224)
Foreign currency translation adjustment	—	—	412	(768)

Fair value of plan assets at end of year	$49,247	$36,953	$33,793	$16,560

Funded status at end of year	$(22,419)	$(28,001)	$(11,538)	$(27,256)

The following table presents the funded status amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2009 and 2008.

	Domestic Plans		Foreign Plans
	2009	2008	2009	2008

Non-current assets	$—	$—	$779	$690
Current liabilities	(514)	(291)	(570)	(557)
Non-current liabilities	(21,905)	(27,710)	(11,747)	(27,389)

	$(22,419)	$(28,001)	$(11,538)	$(27,256)

The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2009 and 2008.

	Domestic Plans		Foreign Plans
	2009	2008	2009	2008

Net actuarial loss	$17,552	$18,535	$5,160	$6,347
Net prior service cost	16	21	5,292	5,787
Tax effects	(6,588)	(6,958)	(3,348)	(3,831)

	$10,980	$11,598	$7,104	$8,303

39 /ATR
2009 Form 10-K

Changes in benefit obligations and plan assets recognized in other comprehensive income in 2009 are as follows:

	Domestic Plans	Foreign Plans

Current year actuarial gain	$(773)	$(392)
Amortization of gain	(211)	(625)
Current year prior service	—	(38)
Amortization of prior service cost	(4)	(423)

	$(988)	$(1,478)

The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2009 expected to be recognized as components of periodic benefit cost in 2010.

	Domestic Plans	Foreign Plans

Amortization of net loss	$542	$273
Amortization of prior service cost	4	382

	$546	$655

Components of net periodic benefit cost:

	Domestic Plans
	2009	2008	2007

Service cost	$4,363	$4,098	$3,879
Interest cost	3,820	3,514	2,985
Expected return on plan assets	(3,726)	(3,107)	(2,726)
Amortization of net loss	239	81	218
Amortization of prior service cost	4	4	4

Net periodic benefit cost	$4,700	$4,590	$4,360

Settlement	146	—	—
Total Net periodic benefit cost	$4,846	$4,590	$4,360

	Foreign Plans
	2009	2008	2007

Service cost	$1,745	$1,644	$1,584
Interest cost	2,502	2,174	1,681
Expected return on plan assets	(980)	(830)	(727)
Amortization of net loss	625	748	513
Amortization of prior service cost	376	79	74

Net periodic benefit cost	$4,268	$3,815	$3,125

Curtailment	(105)	—	—
Total Net periodic benefit cost	$4,163	$3,815	$3,125

The accumulated benefit obligation (“ABO”) for the Company’s domestic defined benefit pension plans was $62.6 million and $56.6 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the Company’s foreign defined benefit pension plans was $37.8 million and $36.9 million at December 31, 2009 and 2008, respectively.
The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2009 and 2008.

	Domestic Plans		Foreign Plans
	2009	2008	2009	2008

Projected benefit obligation	$71,666	$64,954	$39,586	$41,959
Accumulated benefit obligation	62,558	56,601	33,431	35,283
Fair value of plan assets	49,247	36,953	28,291	14,848

40 /ATR
2009 Form 10-K

The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2009 and 2008.

	Domestic Plans		Foreign Plans
	2009	2008	2009	2008

Projected benefit obligation	$71,666	$64,954	$43,143	$42,885
Accumulated benefit obligation	62,558	56,601	35,903	36,083
Fair value of plan assets	49,247	36,953	30,827	14,940

Assumptions:

	Domestic Plans		Foreign Plans
	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.90%	6.00%	5.55%	5.60%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.40%	5.60%	5.25%
Expected long-term return on plan assets	7.00%	7.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.50%	3.00%	3.00%

The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

In order to determine the 2010 net periodic benefit cost, the Company expects to use the December 31, 2009 discount rates, rates of compensation increase assumptions and the expected long-term returns on domestic and foreign plan assets used in 2009.

The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets		Foreign Plans Assets
	at December 31,		at December 31,
	2009	2008	2009	2008

Equity securities	55%	54%	17%	30%
Fixed income securities	35%	28%	32%	60%
Infrastructure	9%	14%	—	—
Money market	1%	4%	47%	—
Real estate	—	—	4%	10%

Total	100%	100%	100%	100%

The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2010 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2010 is 42% equity securities, 52% fixed income securities, 4% real estate, and 2% money market. The Company contributed approximately $15.0 million in December 2009 to partially fund its previously unfunded German pension plans. These funds were invested in money market funds at December 31, 2009 and will be reinvested according to the foreign plan target allocation in 2010.

41 /ATR
2009 Form 10-K

Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement				Foreign Fair Value Measurement
	at December 31, 2009				at December 31, 2009
(In thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)

Cash and Short Term
Securities (a)	$318	$318	$—	$—	$15,040	$15,040	$—	$—
USD	318	318	—	—	6,783	6,783	—	—
EUR	—	—	—	—	8,257	8,257	—	—
Equity Securities (a)	$27,106	$27,106	—	—	—	—	—	—
US Large Cap Equities	—	11,508	—	—	—	—	—	—
US Small Cap Equities	—	8,081	—	—	—	—	—	—
International Equities	—	7,517	—	—	—	—	—	—
Core Fixed Income (a)	$17,256	$17,256	—	—	—	—	—	—
Investment Funds	—	—	—	—	$18,752	$2,717	$16,035	—
Mutual Funds in Equities (a)	—	—	—	—	2,717	2,717	—	—
Mutual Funds Diversified (b)	—	—	—	—	16,035	—	16,035	—
Infrastructure (c)	$4,567	—	—	$4,567	—	—	—	—

Total Investments	$49,247	$44,680	$—	$4,567	$33,793	$17,757	$16,035	$—

(a)	Based on third party quotation from financial institution

(b)	Based on observable market transactions

(c)	Based on a quarterly statement prepared by the fund manager that reflects contributions, distributions and realized/unrealized gains and losses.

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2009.

Infrastructure
Fund

Balance, beginning of year	$4,364
Return on assets	283
Admin fees and other	(80)

Balance, end of year	$4,567

CONTRIBUTIONS
Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $9.4 million to its domestic defined benefit plans in 2009 and expects to contribute approximately $5.0 million in 2010. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws or at the Company’s discretion. The Company contributed approximately $19.0 million to its foreign defined benefit plan in 2009 and expects to contribute approximately $7.0 million in 2010.

ESTIMATED FUTURE BENEFIT PAYMENTS
As of December 31, 2009, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans

2010	$4,194	$3,592
2011	3,998	1,716
2012	4,978	1,801
2013	5,565	1,975
2014	5,801	2,738
2015 – 2019	33,848	17,169

42 /ATR
2009 Form 10-K

OTHER PLANS
The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $3.5 million and $3.2 million at December 31, 2009 and 2008, respectively. This amount is included in the liability for domestic plans shown above.
The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2009, 2008 and 2007, total contributions made by the Company for these plans were approximately $2.2 million, $2.2 million and $1.9 million, respectively.
The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2009, 2008 and 2007, total contributions made by the Company for these plans were approximately $1.8 million, $1.8 million and $2.4 million, respectively.
The Company has no additional postretirement or postemployment benefit plans.

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional denominated transactions from adverse changes in exchange rates. Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales can impact the Company’s results of operations. The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, options and cross currency swaps to hedge these risks.
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

As of December 31, 2009, the Company has recorded the fair value of derivative instruments of $574 thousand in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $10 million. No gain or loss was recorded in the income statement in 2009, 2008 or 2007 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES
As of December 31, 2009, the Company had one foreign currency cash flow hedge. A French entity of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.4 million) as of December 31, 2009. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 5.5 million Brazilian Real ($2.4 million) as of December 31, 2008.

During the year ended December 31, 2009, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company’s foreign currency forward contracts hedge forecasted transactions for approximately two years (March 2012).

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

43 /ATR
2009 Form 10-K

otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

OTHER
As of December 31, 2009, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.2 million in accounts payable and accrued liabilities, $902 thousand in prepayments and other and $2.5 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2009 had an aggregate contract amount of $89.9 million.

Fair Value of Derivative Instruments in the Statement of Financial Position as of December 31, 2009
(In thousands)
		Derivative		Derivative
Derivative Contracts		Assets		Liabilities
Designated as Hedging	Balance Sheet	December		December
Instruments	Location	31, 2009	Balance Sheet Location	31, 2009

Interest Rate Contracts	Other Assets Miscellaneous	$574		$—

Foreign Exchange Contracts		—	Accounts Payable and Accrued Liabilities	293

Foreign Exchange Contracts		—	Deferred and other non- current liabilities	437

		574		730
Derivative Contracts Not Designated as Hedging Instruments

Foreign Exchange Contracts	Prepayments & Other	902	Accounts Payable and Accrued Liabilities	885

Foreign Exchange Contracts		—	Deferred and other non- current liabilities	2,020

		$902		$2,905

Total Derivative Contracts		$1,476		$3,635

The Effect of Derivative Instruments on the Statements of Financial Performance
for the Three and Twelve Months Ended December 31, 2009
Location of
Gain or
	(Loss)	Amount of Gain or (Loss) Recognized in
Derivatives in Fair	Recognized	Income on Derivative
Value Hedging	in Income on	Three Months Ended	Twelve Months Ended
Relationships	Derivative	December 31, 2009	December 31, 2009

Interest Rate Contracts	(a)	$ —	$ —

(a)	Interest rate swap uses the short-cut method which adjusts short term debt. Therefore, there is no net impact on income.

44 /ATR
2009 Form 10-K

Three Months Ended December 31, 2009
Amount of
Gain or
(Loss) Recognized
				Location of	in Income of
				Gain or	Derivative
				(Loss) Recognized	(Ineffective
	Amount of	Location of		in Income on	Portion and
	Gain or	Gain or	Amount of Gain or	Derivative	Amount
	(Loss) Recognized	(Loss) Reclassified	(Loss) From	(Ineffective	Excluded
	in OCI on	From Accumulated	Accumulated OCI	Portion and Amount	From
Derivatives in Cash	Derivative	OCI Into	Into Income	Excluded from	Effectiveness
Flow Hedging	(Effective Portion)	Income	(Effective Portion)	Effectiveness	Testing)
Relationships	2009	(Effective Portion)	2009	Testing)	2009

Foreign Exchange Contracts	$(2)		$—		$—

Total	$(2)		$—		$—

Year Ended December 31, 2009
Amount of
Gain or
				Location of	(Loss) Recognized
	Amount of			Gain or	in Income of
	Gain or			(Loss) Recognized	Derivative
	(Loss)		Amount of	in Income on	(Ineffective
	Recognized	Location of	Gain or	Derivative	Portion and
	in OCI on	Gain or	(Loss) From	(Ineffective	Amount
	Derivative	(Loss) Reclassified	Accumulated OCI	Portion and Amount	Excluded From
Derivatives in Cash	(Effective	From Accumulated	Into Income	Excluded from	Effectiveness
Flow Hedging	Portion)	OCI Into Income	(Effective Portion)	Effectiveness	Testing)
Relationships	2009	(Effective Portion)	2009	Testing)	2009

Foreign Exchange Contracts	$—		$—		$—

Total	$—		$—		$—

Location of
Derivatives Not	Gain or		Amount of Gain or (Loss) Recognized in
Designated as	(Loss) Recognized		Income on Derivative
Hedging	in Income on		Three Months Ended	Twelve Months Ended
Instruments	Derivative		December 31, 2009	December 31, 2009

	Other Income (Expense	),
Foreign Exchange Contracts	Miscellaneous, net		$336	$(2,917)

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flows.
Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2009.

NOTE 12 PREFERRED STOCK PURCHASE RIGHTS

The Company has a preferred stock purchase rights plan (the “Rights Plan”) and each share of common stock has one-half of a preferred share purchase right (a “Right”). Under the terms of the Rights Plan, if a person or group acquires 15% or more of the

45 /ATR
2009 Form 10-K

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

NOTE 13 STOCK REPURCHASE PROGRAM

The Company repurchased approximately 0.9 million and 1.4 million shares of its outstanding common stock in 2009 and 2008, respectively, at a total cost of $30.0 million and $57.6 million in 2009 and 2008, respectively. Shares repurchased are returned to Treasury Stock. The Company has a remaining authorization at December 31, 2009 to repurchase 3.7 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income consists of treasury locks, foreign currency translation adjustments, net gain (loss) on derivatives and pension liability adjustments. The following table summarized our accumulated other comprehensive income activity for the years ended December 31, 2009, 2008 and 2007:

	Foreign			Accumulated
	Currency	Net Gain/		Other
	Translation	(Loss) on	Other	Comprehensive
	Adjustments	Derivatives	Adjustments	Income
	(1)	(2)	(3)

Balance – December 31, 2006	117,284	$(28)	(7,751)	109,505
Period change	103,757	18	1,014	104,789

Balance – December 31, 2007	221,041	(10)	(6,737)	214,294
Period change	(61,250)	15	(13,759)	(74,994)

Balance – December 31, 2008	159,791	5	(20,496)	139,300
Period change	44,929	(1)	1,871	46,799

Balance – December 31, 2009	$204,720	$4	$(18,625)	$186,099

(1)	Income taxes are generally not provided for foreign currency translation adjustments.

(2)	Amount includes an increase in deferred income tax assets by $0.4 million related to the net loss on derivatives at December 31, 2009, and a reduction of deferred income tax assets by $5 and $6 for the net gain on derivatives at December 31, 2008 and 2007, respectively.

(3)	Amounts include the effects of deferred income tax assets provided for pension liability adjustments at December 31, 2009, 2008 and 2007 of $9,936, $10,789 and $2,945, respectively, and change in treasury locks of $80 and $595, respectively, at December 31, 2009 and 2008.

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
Compensation expense recorded attributable to stock options for the year ended December 31, 2009 was approximately $9.8 million ($7.3 million after tax), or $0.11 per share basic and $0.10 per share diluted. The income tax benefit related to this compensation expense was approximately $2.4 million. Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2008 was approximately $11.1 million ($8.0 million after tax), or $0.12 per share basic and $0.11 per share diluted. The income tax benefit related to this

46 /ATR
2009 Form 10-K

compensation expense was approximately $3.1 million. Approximately $10.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2007 was approximately $14.0 million ($10.5 million after tax), or $0.15 per share basic and diluted. The income tax benefit related to this compensation expense was approximately $3.5 million. Approximately $13.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $7.33, $10.02 and $9.32 per share in 2009, 2008 and 2007, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Years Ended December 31,	2009	2008	2007

Dividend Yield	1.6%	1.4%	1.4%
Expected Stock Price Volatility	24.2%	22.4%	24.6%
Risk-free Interest Rate	2.2%	3.7%	4.8%
Expected Life of Option (years)	6.9	6.9	7.0

The fair value of stock options granted under the Director Stock Option Plan was $7.90. The fair value of stock options granted under the Director Stock Option Plan in 2008 was $12.08. There were no stock options granted under the Director Stock Option Plans in 2007. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Director Stock Option Plans:
Years Ended December 31,	2009	2008	2007

Dividend Yield	1.7%	1.3%	—
Expected Stock Price Volatility	24.9%	22.3%	—
Risk-free Interest Rate	3.1%	3.8%	—
Expected Life of Option (years)	6.9	6.9	—

47 /ATR
2009 Form 10-K

A summary of option activity under the Company’s stock option plans as of December 31, 2009, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2009	7,743,827	$24.51	157,000	$23.25
Granted	1,252,270	30.56	48,000	30.17
Exercised	(598,133)	14.24	—	—
Forfeited or expired	(21,287)	32.05	—	—

Outstanding at December 31, 2009	8,376,677	$26.13	205,000	$24.87

Exercisable at December 31, 2009	5,915,649	$23.34	157,000	$23.25

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2009	5.9			4.9
Exercisable at December 31, 2009	4.8			4.1

Aggregate Intrinsic Value:
Outstanding at December 31, 2009	$82,668			$2,262
Exercisable at December 31, 2009	$74,078			$1,995

Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2009	$10,916			$—
December 31, 2008	$21,645			$—
December 31, 2007	$26,028			$1,262

The fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $11.0 million, $10.4 million and $9.5 million, respectively. Cash received from option exercises was approximately $8.9 million and the tax deduction from option exercises was approximately $2.7 million in the year ended December 31, 2009. As of December 31, 2009, the remaining valuation of stock option awards to be expensed in future periods was $5.4 million and the related weighted-average period over which it is expected to be recognized is 1.3 years.
The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2009, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2009	21,739	$32.03
Granted	3,792	29.72
Vested	(10,353)	31.16

Nonvested at December 31, 2009	15,178	$32.04

Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2009, 2008 and 2007 was approximately $143 thousand, $378 thousand and $449 thousand, respectively. The fair value of units vested during the years ended December 31, 2009, 2008 and 2007 was $323 thousand, $262 thousand and $212 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2009, 2008 and 2007 was $319 thousand, $324 thousand and $290 thousand, respectively. As of December 31, 2009, there was $3 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of one year.

48 /ATR
2009 Form 10-K

NOTE 16 EARNINGS PER SHARE

The reconciliation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Basic earnings per share computation Numerator:
Income from continuing operations	$124,597	$153,501	$139,474
Income from discontinued operations, net of tax	—	—	2,232

Net Income	$124,597	$153,501	$141,706

Denominator:
Basic shares outstanding	67,643	67,851	68,769

Basic earnings per share from continuing operations	$1.84	$2.26	$2.03
Basic earnings per share from discontinued operations	—	—	0.03

Basic net earnings per share	$1.84	$2.26	$2.06

Diluted earnings per share computation
Numerator:
Income from continuing operations	$124,597	$153,501	$139,474
Income from discontinued operations, net of tax	—	—	2,232

Net Income	$124,597	$153,501	$141,706

Denominator:
Basic shares outstanding	67,643	67,851	68,769
Effect of Dilutive Securities
Stock options	2,136	2,657	2,741
Restricted stock	6	10	13

Diluted shares outstanding	69,785	70,518	71,523

Diluted earnings per share from continuing operations	$1.79	$2.18	$1.95
Diluted earnings per share from discontinued operations	—	—	0.03

Diluted net earnings per share	$1.79	$2.18	$1.98

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

49 /ATR
2009 Form 10-K

Financial information regarding the Company’s reportable segments is shown below:

Years Ended December 31,	2009	2008	2007

Total Sales:
Beauty & Home	$932,382	$1,086,413	$1,015,694
Closures	491,071	542,711	495,028
Pharma	430,888	458,009	394,320
Other	195	322	1,534

Total Sales	$1,854,536	$2,087,455	$1,906,576

Less: Intersegment Sales:
Beauty & Home	$11,712	$13,935	$10,476
Closures	523	966	2,028
Pharma	492	553	452
Other	193	316	1,453

Total Intersegment Sales	$12,920	$15,770	$14,409

Net Sales:
Beauty & Home	$920,669	$1,072,478	$1,005,218
Closures	490,548	541,745	493,000
Pharma	430,397	457,456	393,868
Other	2	6	81

Net Sales	$1,841,616	$2,071,685	$1,892,167

Segment Income:
Beauty & Home	$58,844	$89,724	$95,635
Closures	49,769	43,934	48,217
Pharma	123,654	129,591	105,974
Corporate and Other (1)	(35,057)	(30,956)	(37,171)

Income from continuing operations before interest and taxes	$197,210	$232,293	$212,655
Interest expense, net	(13,152)	(5,567)	(10,574)

Income from continuing operations before income taxes	$184,058	$226,726	$202,081

Depreciation and Amortization:
Beauty & Home	$74,865	$76,117	$71,752
Closures	31,564	30,696	29,341
Pharma	23,685	22,231	20,894
Other	2,899	2,101	1,479

Depreciation and Amortization	$133,013	$131,145	$123,466

Capital Expenditures:
Beauty & Home	$60,304	$87,191	$63,089
Closures	32,526	37,766	37,114
Pharma	26,666	46,729	27,748
Other	25,430	31,914	9,993

Capital Expenditures	$144,926	$203,600	$137,944

Total Assets:
Beauty & Home	$925,183	$946,592	$993,703
Closures	350,156	354,357	352,573
Pharma	344,581	318,863	289,785
Other	336,273	212,010	275,889

Total Assets	$1,956,193	$1,831,822	$1,911,950

(1)	Corporate Expenses & Other includes $9.8 million, $11.1 million, and $14.0 million related to stock option expenses for the twelve months ended December 31, 2009, 2008, and 2007 respectively. These amounts also include $0.4 million of LIFO expense in 2009, $2.3 million of LIFO income in 2008 and $2.3 million of LIFO expense in 2007.

50 /ATR
2009 Form 10-K

GEOGRAPHIC INFORMATION
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Net Sales to Unaffiliated Customers (2):
United States	$519,671	$531,054	$498,231
Europe:
France	483,051	615,470	536,694
Germany	240,302	284,043	265,246
Italy	129,257	156,704	157,791
Other Europe	220,425	232,450	220,712

Total Europe	1,073,035	1,288,667	1,180,443
Other Foreign Countries	248,910	251,964	213,493

Total	$1,841,616	$2,071,685	$1,892,167

Long-Lived Assets:
United States	$263,126	$258,283	$225,074
Europe:
France	292,927	291,078	262,109
Germany	187,039	168,729	168,096
Italy	91,632	90,389	99,581
Other Europe	99,894	98,794	89,118

Total Europe	671,492	648,990	618,904
Other Foreign Countries	75,717	60,661	61,971

Total	$1,010,335	$967,934	$905,949

Product Net Sales Information:
Pumps	$895,188	$998,913	$948,855
Closures	465,001	499,434	455,650
Valves	277,641	309,034	281,831
Other	203,786	264,304	205,831

Total	$1,841,616	$2,071,685	$1,892,167

(2)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

No single customer represents 10% or more of the Company’s net sales in 2009, 2008 or 2007.

NOTE 18 ACQUISITIONS

In August 2009, the Company acquired Covit do Brasil Componentes de Alumínio para Perfumaria Ltda. (Covit do Brasil) for approximately $7.6 million in cash. Covit do Brasil has been operating in Brazil since 2005 developing and supplying anodized aluminum parts primarily for the fragrance/cosmetic market. Covit do Brasil generally supplies parts to other companies within AptarGroup. No debt was assumed in the transaction. Covit do Brasil’s annual revenues are approximately $7.0 million, of which approximately $6.0 million are with AptarGroup subsidiaries. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $0.7 million was recorded on the transaction. The results of operations subsequent to the acquisition are included in the reported income statement. Covit do Brasil is included in the Beauty and Home reporting segment.
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
In April 2008, the Company acquired the equipment, inventory and intellectual property of CCL Industries’ Bag-on-Valve business (“CCLBOV”) for approximately $9.3 million in cash. No debt was assumed in the transaction. CCLBOV’s annual revenues are approximately $9.0 million. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $3.4 million was recorded on the transaction. CCLBOV was located in Canada but the assets purchased were transferred to existing AptarGroup facilities in the U.S. before the end of the second quarter 2008. CCLBOV is included in the Beauty & Home reporting segment.

51 /ATR
2009 Form 10-K

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

None of these acquisitions had a material impact on the results of operations in 2009 or 2008 and therefore no proforma information is required.

NOTE 19 QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2009 and 2008 are as follows:

	Quarter				Total
	First	Second	Third	Fourth	for Year

Year Ended December 31, 2009:
Net sales	$431,816	$440,508	$473,668	$495,624	$1,841,616
Gross profit (1)	113,020	118,899	120,233	130,619	482,771
Net Income	26,595	28,470	33,467	36,065	124,597

Per Common Share – 2009:
Net income
Basic	$.39	$.42	$.49	$.53	$1.84
Diluted	.38	.41	.48	.52	1.79
Dividends declared	.15	.15	.15	.15	.60
Stock price high (2)	36.08	34.26	38.09	38.96	38.96
Stock price low (2)	24.95	28.61	32.14	34.52	24.95

Average number of shares outstanding:
Basic	67,677	67,705	67,691	67,500	67,643
Diluted	69,519	69,293	69,489	69,319	69,785

Year Ended December 31, 2008:
Net sales	$532,258	$551,319	$532,180	$455,928	$2,071,685
Gross profit (1)	137,751	145,305	134,305	118,164	535,525
Net Income	36,901	45,273	39,651	31,670	153,495

Per Common Share – 2008:
Net income
Basic	$.54	$.67	$.59	$.47	$2.26
Diluted	.52	.64	.57	.46	2.18
Dividends declared	.13	.13	.15	.15	.56
Stock price high (2)	42.72	46.19	44.03	39.75	46.19
Stock price low (2)	32.87	38.98	30.70	23.74	23.74

Average number of shares outstanding:
Basic	68,168	68,038	67,670	67,535	67,851
Diluted	71,072	70,563	69,937	69,225	70,518

(1)	Gross profit is defined as net sales less cost of sales and depreciation.

(2)	The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

52 /ATR
2009 Form 10-K

NOTE 20 — FAIR VALUE

Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of December 31, 2009, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3

Assets
Interest rate swap (a)	$574	$—	$574	$—
Forward exchange contracts (b)	902	—	902	—

Total assets at fair value	$1,476	$—	$1,476	$—

Liabilities
Forward exchange contracts (b)	$3,635	$—	$3,635	$—

Total liabilities at fair value	$3,635	$—	$3,635	$—

As of December 31, 2008, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3

Assets
Interest rate swap (a)	$1,068	$—	$1,068	$—
Forward exchange contracts (b)	10,865	—	10,865	—

Total assets at fair value	$11,933	$—	$11,933	$—

Liabilities
Forward exchange contracts (b)	$1,195	$—	$1,195	$—

Total liabilities at fair value	$1,195	$—	$1,195	$—

(a)	Based on third party quotation from financial institution

(b)	Based on observable market transactions of spot and forward rates

Based on the variable borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company’s long-term obligations approximates its book value.

NOTE 21 — FACILITIES CONSOLIDATION AND SEVERANCE

In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe. The total costs associated with the consolidation/severance programs are estimated to be approximately $8 million, of which $7.6 million was recorded during 2009. The majority of the remaining costs are expected to be recorded as incurred in the first half of 2010. All charges related to the facilities consolidation and severance program are reported separately in the income statement.
As of December 31, 2009 we have recorded the following pre-tax charges associated with our consolidation/severance programs within the Condensed Consolidated Statements of Income:

	Beginning	Charges For			Ending
	Reserve at	The Year			Reserve at
	1/01/09	Ended 12/31/09	Cash Paid	FX Impact	12/31/09

Employee severance	$—	$6,034	$(2,191)	$(27)	$3,816
Other costs	—	1,529	(902)	(8)	619

Totals	$—	$7,563	$(3,093)	$(35)	$4,435

53 /ATR
2009 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting”, under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26, 2010

54 /ATR
2009 Form 10-K

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.
PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 57.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2010.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors may be found under the caption “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2010 (the “2010 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance – Audit Committee” in the 2010 Proxy Statement and is incorporated herein by reference.
Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Corporate Governance – Code of Business Conduct and Ethics” in the 2010 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptar.com).
The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

55 /ATR
2009 Form 10-K

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Compensation Committee Report” in the 2010 Proxy Statement is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the 2010 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance – Independence of Directors” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Proposal 2 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2010 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

	Description

1)	All Financial Statements
	The financial statements are set forth under Item 8 of this report on Form 10-K
	Consolidated Statements of Income	27
	Consolidated Balance Sheets	28
	Consolidated Statements of Cash Flows	30
	Consolidated Statements of Changes in Equity	31
	Notes to Consolidated Financial Statements	32
	Report of Independent Registered Public Accounting Firm	54
2)	II – Valuation and Qualifying Accounts	58

	All other schedules have been omitted because they are not applicable or not required.

(b)	Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 58-60 of this report.

56 /ATR
2009 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 26th day of February 2010.

AptarGroup, Inc.
(Registrant)

By	/s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ King Harris King Harris	Chairman of the Board and Director	February 26, 2010

/s/ Peter Pfeiffer Peter Pfeiffer	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Stephen J. Hagge Stephen J. Hagge	Executive Vice President, Chief Operating Officer, and Director	February 26, 2010

/s/ Robert W. Kuhn Robert W. Kuhn	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2010

/s/ Stefan A. Baustert Stefan A. Baustert	Director	February 26, 2010

/s/ Alain Chevassus Alain Chevassus	Director	February 26, 2010

/s/ Rodney L. Goldstein Rodney L. Goldstein	Director	February 26, 2010

/s/ Leo A. Guthart Leo A. Guthart	Director	February 26, 2010

/s/ Carl A. Siebel Carl A. Siebel	Director	February 26, 2010

/s/ Dr. Joanne C. Smith Dr. Joanne C. Smith	Director	February 26, 2010

/s/ Ralf Wunderlich Ralf Wunderlich	Director	February 26, 2010

57 /ATR
2009 Form 10-K

AptarGroup, Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2009, 2008 and 2007

Dollars in thousands
	Balance at	Charged to		Deductions	Balance
	Beginning	Costs and		from	at End of
	Of Period	Expenses	Acquisitions	Reserve (a)	Period

2009
Allowance for doubtful accounts	$11,900	$701	$—	$(2,678)	$9,923
Inventory obsolescence reserve	26,782	5,877	87	(9,303)	23,443
Deferred tax valuation allowance	2,903	2,577	—	—	5,480

2008
Allowance for doubtful accounts	$11,139	$3,063	$—	$(2,302)	$11,900
Inventory obsolescence reserve	27,079	5,880	—	(6,177)	26,782
Deferred tax valuation allowance	4,396	—	—	(1,493)	2,903

2007
Allowance for doubtful accounts	$10,963	$1,970	$—	$(1,794)	$11,139
Inventory obsolescence reserve	24,104	5,912	—	(2,937)	27,079
Deferred tax valuation allowance	3,282	1,114	—	—	4,396

(a)	Write-off accounts considered uncollectible, net of recoveries and foreign currency transaction adjustments.

(a) INDEX TO EXHIBITS

Exhibit
Number	Description

3(i)	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.’s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008 (the “Form S-8”), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and Wells Fargo, as successor rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation to the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among AptarGroup, Inc., and AptarGroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.5	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.6	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.7	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.

58 /ATR
2009 Form 10-K

Exhibit
Number	Description

4.8	Form of AptarGroup, Inc. 5.41% Series 2008-A-1 Senior Notes Due July 31, 2013, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.9	Form of AptarGroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	Supplementary Pension Plan – France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.12	AptarGroup, Inc. Supplemental Retirement Plan dated October 6, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.14	German Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Service Agreement dated April 30, 1981, of Carl A. Siebel, and related pension plan, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration Number 33-58132, filed February 10, 1993, is hereby incorporated by reference.**
10.16	First supplement dated 1989 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (file No. 1-11846), is hereby incorporated by reference.**
10.17	Second supplement dated December 19, 1994 pertaining to the pension plan between Perfect-Valois Ventil GmbH and Carl A. Siebel, filed as Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-11846), is hereby incorporated by reference.**
10.18	Supplement to the Pension Scheme Arrangement dated October 17, 2007 pertaining to the pension plan between a subsidiary of AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.19	Consulting Agreement between AptarGroup, Inc. and Carl Siebel Consulting GmbH dated October 17, 2007, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.20	First amendment to Consulting Agreement between AptarGroup, Inc. and Carl Siebel Consulting GmbH dated October 30, 2009, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-11846), is hereby incorporated by reference.**

59 /ATR
2009 Form 10-K

Exhibit
Number	Description

10.21	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Employment Agreement dated July 18, 2008 of Stephen J. Hagge, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Employment Agreement dated July 18, 2008 of Eric Ruskoski, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Notice of termination of automatic extension of Employment Agreement of Eric Ruskoski dated October 30, 2009, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-11846), is hereby incorporated by reference.**
10.25	Employment Agreement dated January 18, 2008 of Olivier Fourment filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.26	Employment Agreement dated January 18, 2008 of Olivier de Pous filed as Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.27*	Employment Agreement dated December 1, 2003 and amended and restated as of July 18, 2008 of Patrick F. Doherty filed herewith.**
10.28	Severance Agreement dated July 18, 2008 of Robert Kuhn filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.29	AptarGroup, Inc. Annual Bonus Plan, filed as Exhibit 10.2 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.30	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.31	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.32	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.33	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.34*	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), and amended as of January 1, 2010, filed herewith.**
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

60 /ATR
2009 Form 10-K