Form 10-Q
period 2010-03-31
APTARGROUP INC
filed 2010-05-04
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2010
Common Stock, $.01 par value per share	67,885,912 shares

Aptargroup, Inc.

Form 10-Q

Three Months Ended March 31, 2010

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2010	2009

Net Sales	$505,469	$431,816
Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	331,156	289,721
Selling, research & development and administrative	78,696	71,438
Depreciation and amortization	33,991	30,101
	443,843	391,260
Operating Income	61,626	40,556

Other Income (Expense):
Interest expense	(3,472)	(3,447)
Interest income	766	1,275
Miscellaneous, net	(1,002)	(119)
	(3,708)	(2,291)

Income before Income Taxes	57,918	38,265

Provision for Income Taxes	18,823	11,671

Net Income	39,095	26,594

Net (Income)/Loss Attributable to Noncontrolling Interests	(73)	71

Net Income Attributable to Aptargroup, Inc.	$39,022	$26,665

Net Income Attributable to Aptargroup, Inc. per Common Share:
Basic	$.58	$.39
Diluted	$.56	$.38

Average Number of Shares Outstanding:
Basic	67,576	67,677
Diluted	70,077	69,519

Dividends per Common Share	$.15	$.15

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2010	2009

Assets

Current Assets:
Cash and equivalents	$337,807	$332,964
Accounts and notes receivable, less allowance for doubtful accounts of $9,565 in 2010 and $9,923 in 2009	352,394	319,787
Inventories, net	235,990	230,807
Prepayments and other	67,405	59,933
	993,596	943,491

Property, Plant and Equipment:
Buildings and improvements	313,359	322,498
Machinery and equipment	1,572,483	1,612,945
	1,885,842	1,935,443
Less: Accumulated depreciation	(1,171,925)	(1,190,576)
	713,917	744,867
Land	18,503	19,201
	732,420	764,068

Other Assets:
Investments in affiliates	847	898
Goodwill	224,683	230,578
Intangible assets, net	7,645	9,088
Miscellaneous	7,401	8,070
	240,576	248,634
Total Assets	$1,966,592	$1,956,193

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2010	2009
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$134,735	$103,240
Current maturities of long-term obligations	24,929	25,115
Accounts payable and accrued liabilities	292,077	288,960
	451,741	417,315

Long-Term Obligations	207,295	209,616

Deferred Liabilities and Other:
Deferred income taxes	18,681	20,992
Retirement and deferred compensation plans	41,338	40,462
Deferred and other non-current liabilities	13,581	14,172
Commitments and contingencies	—	—
	73,600	75,626

Stockholders’ Equity:
Aptargroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value	811	806
Capital in excess of par value	292,055	272,471
Retained earnings	1,178,936	1,150,017
Accumulated other comprehensive income	125,818	186,099
Less treasury stock at cost, 13.4 and 13.3 million shares as of March 31, 2010 and December 31, 2009, respectively	(364,528)	(356,548)
Total Aptargroup, Inc. Stockholders’ Equity	1,233,092	1,252,845
Noncontrolling interests in subsidiaries	864	791

Total Equity	1,233,956	1,253,636
Total Liabilities and Stockholders’ Equity	$1,966,592	$1,956,193

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

		Aptargroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance - December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798

Net income	$26,594	26,665					(71)	26,594
Foreign currency translation adjustments, net of tax	(56,217)		(56,218)				1	(56,217)
Changes in unrecognized pension gains/losses and related amortization, net of tax	194		194					194
Net gain on Derivatives, net of tax	41		41					41
Comprehensive loss	$(29,388)
Stock option exercises & restricted stock vestings				1	646	8,503		9,150
Cash dividends declared on common stock		(10,143)						(10,143)
Treasury stock purchased					(4,820)			(4,820)
Balance — March 31, 2009:		$1,082,520	$83,317	$802	$(333,459)	$262,719	$698	$1,096,597

Balance — December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	$39,095	39,022					73	39,095
Foreign currency translation adjustments, net of tax	(60,513)		(60,513)					(60,513)
Changes in unrecognized pension gains/losses and related amortization, net of tax	203		203					203
Changes in treasury locks, net of tax	21		21					21
Net gain on Derivatives, net of tax	8		8					8
Comprehensive loss	$(21,186)
Stock option exercises & restricted stock vestings				5		19,584		19,589
Cash dividends declared on common stock		(10,103)						(10,103)
Treasury stock purchased					(7,980)			(7,980)
Balance — March 31, 2010:		$1,178,936	$125,818	$811	$(364,528)	$292,055	$864	$1,233,956

See accompanying unaudited notes to consolidated financial statement.

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2010	2009

Cash Flows from Operating Activities:
Net income	$39,095	$26,594
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	33,078	29,076
Amortization	913	1,026
Stock option based compensation	5,982	5,049
Provision for bad debts	78	676
Deferred income taxes	(3,372)	(3,225)
Retirement and deferred compensation plan expense	(2,221)	(2,172)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(47,365)	18,706
Inventories	(13,145)	14,531
Prepaid and other current assets	(6,118)	(1,938)
Accounts payable and accrued liabilities	25,612	(42,697)
Income taxes payable	(4,455)	2,408
Retirement and deferred compensation plans	948	(6,283)
Other changes, net	1,205	7,026
Net Cash Provided by Operations	30,235	48,777

Cash Flows from Investing Activities:
Capital expenditures	(29,871)	(31,937)
Disposition of property and equipment	350	162
Intangible assets acquired	(30)	(216)
Acquisition of business net of cash acquired	(3,014)	—
Investment in affiliates	—	—
Collection of notes receivable, net	—	47
Net Cash Used by Investing Activities	(32,565)	(31,944)

Cash Flows from Financing Activities:
Proceeds from notes payable	31,506	11,001
Proceeds from long-term obligations	—	3,546
Repayments of long-term obligations	(1,980)	(364)
Dividends paid	(10,103)	(10,143)
Proceeds from stock option exercises	11,401	3,487
Purchase of treasury stock	(7,980)	(4,820)
Excess tax benefit from exercise of stock options	1,907	493
Net Cash Provided by Financing Activities	24,751	3,200

Effect of Exchange Rate Changes on Cash	(17,578)	(8,223)

Net Increase in Cash and Equivalents	4,843	11,810
Cash and Equivalents at Beginning of Period	332,964	192,072
Cash and Equivalents at End of Period	$337,807	$203,882

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Aptargroup, Inc. and its subsidiaries.  The terms “Aptargroup” or “Company” as used herein refer to Aptargroup, Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

In order to be comparable to the current period presentation, the Company has revised its previously reported classification relating to a French research and development tax credit from Provision for Income Taxes to Selling, Research & Development and Administrative.  Certain previously reported amounts have been reclassified to conform to the current period presentation.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new standards for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  As this standard is disclosure related, it does not have a material impact on our financial statements.

The Company has also adopted a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities.  This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.   The standard is effective for fiscal years beginning after November 15, 2009.  The adoption did not have an impact on our financial statements and disclosures.

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

The Company has expressed the intention to reinvest the undistributed earnings of its non-U.S. subsidiaries.  In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  Undistributed earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.  It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings.  The Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At March 31, 2010 and December 31, 2009, approximately 20% and 21%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	March 31,	December 31,
	2010	2009

Raw materials	$82,767	$81,452
Work-in-process	67,438	66,431
Finished goods	89,590	86,192
Total	239,795	234,075
Less LIFO Reserve	(3,805)	(3,268)
Total	$235,990	$230,807

NOTE 3 —GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2009 are as follows by reporting segment:

		Beauty &		Corporate
	Pharma	Home	Closures	and Other	Total

Goodwill	$28,424	$161,816	$40,338	$1,615	$232,193
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2009	$28,424	$161,816	$40,338	$—	$230,578
Foreign currency exchange effects	(1,328)	(3,187)	(1,380)	—	(5,895)
Goodwill	$27,096	$158,629	$38,958	$1,615	$226,298
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2010	$27,096	$158,629	$38,958	$—	$224,683

The table below shows a summary of intangible assets as of March 31, 2010 and December 31, 2009.

		March 31, 2010			December 31, 2009
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	14	$18,400	$(15,171)	$3,229	$19,368	$(15,655)	$3,713
License agreements and other	6	24,100	(19,684)	4,416	26,261	(20,886)	5,375
Total intangible assets	9	$42,500	$(34,855)	$7,645	$45,629	$(36,541)	$9,088

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2010 and 2009 was $913 and $1,026, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2010	$3,536
2011	1,939
2012	868
2013	709
2014	646

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2010.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans

Three months ended March 31,	2010	2009	2010	2009

Service cost	$1,147	$1,091	$433	$408
Interest cost	1,007	955	612	585
Expected return on plan assets	(990)	(932)	(357)	(229)
Amortization of net loss	154	60	66	146
Amortization of prior service cost	1	1	93	89
Net periodic benefit cost	$1,319	$1,175	$847	$999

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $7.4 million to its domestic defined benefit plans in 2010 and has not made any contributions as of March 31, 2010.  The Company also expects to contribute approximately $6.6 million to its foreign defined benefit plans in 2010 and as of March 31, 2010, has contributed approximately $0.2 million.

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional denominated transactions from adverse changes in exchange rates.  Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated.  Changes in exchange rates on such inter-country sales or intercompany loans impact the Company’s results of operations.  The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency.  The Company may use foreign currency forward exchange contracts, options and cross currency swaps to economically hedge these risks.

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

As of March 31, 2010, the Company has recorded the fair value of derivative instruments of $602 thousand in miscellaneous other assets with a corresponding increase to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $10 million.  No gain or loss was recorded in the income statement in 2009 or the first quarter of 2010 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES

As of March 31, 2010, the Company had one foreign currency cash flow hedge.  A French entity of Aptargroup, Aptargroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.5 million) as of March 31, 2010.

During the three months ended March 31, 2010, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  The Company’s foreign currency forward contracts hedge forecasted transactions for approximately two years (March 2012).

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

OTHER

As of March 31, 2010, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepayments and other, $1.1 million in accounts payable and accrued liabilities, and $2.2 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2010 had an aggregate contract amount of $84.6 million.

Fair Value of Derivative Instruments in the Statements of Financial Position as of March 31, 2010 and December 31, 2009

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009

Derivative Assets
Interest Rate Contracts	Other Assets Miscellaneous	$602	$574
		602	574
Derivative Liabilities
Foreign Exchange Contracts	Accounts Payable and Accrued Liabilities	269	293
Foreign Exchange Contracts	Deferred and other non-current liabilities	215	437
		484	730
Derivative Contracts Not Designated as Hedging Instruments
Derivatve Assets
Foreign Exchange Contracts	Prepayments & Other	1,075	902
		1,075	902
Derivative Liabilities
Foreign Exchange Contracts	Accounts Payable and Accrued Liabilities	784	885
Foreign Exchange Contracts	Deferred and other non-current liabilities	1,994	2,020
		$2,778	$2,905

The Effect of Derivative Instruments on the Statements of Financial Performance
for the Quarters Ended March 31, 2009 and March 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2010	2009
Foreign Exchange Contracts	$13	$26
	$13	$26

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Foreign Exchange Contracts	Other Income (Expense), Miscellaneous, net	$(2,371)	$(1,933)
		$(2,371)	$(1,933)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2010.

NOTE 7 — STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2010, the Company repurchased 200 thousand shares for an aggregate amount of $8.0 million.  As of March 31, 2010, the Company has a remaining authorization to repurchase 3.5 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.  There is no time limit on the repurchase authorization.

NOTE 8 — EARNINGS PER SHARE

Aptargroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	March 31, 2010		March 31, 2009
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$39,022	$39,022	$26,665	$26,665

Average equivalent shares
Shares of common stock	67,576	67,576	67,677	67,677
Effect of dilutive stock based compensation
Stock options	2,414	—	1,838	—
Restricted stock	17	—	4	—
Total average equivalent shares	70,007	67,576	69,519	67,677
Net income per share	$0.56	$0.58	$.38	$.39

NOTE 9 — SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items (collectively referred to as “Segment Income”).  Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2010	2009

Total Revenue:
Beauty & Home	$267,380	$214,496
Closures	135,191	117,277
Pharma	107,539	103,031
Other	25	78
Total Revenue	$510,135	$434,882

Less: Intersegment Sales:
Beauty & Home	$3,940	$2,824
Closures	427	101
Pharma	274	106
Other	25	35
Total Intersegment Sales	$4,666	$3,066

Net Sales:
Beauty & Home	$263,440	$211,672
Closures	134,764	117,176
Pharma	107,265	102,925
Other	—	43
Net Sales	$505,469	$431,816

Segment Income (1):
Beauty & Home	$26,979	$10,811
Closures	17,093	11,617
Pharma	29,690	29,204
Corporate & Other	(13,211)	(11,124)

Income from continuing operations before interest and taxes	$60,551	$40,508
Interest expense, net	(2,706)	(2,172)
Net Income/(Loss) Attributable to Noncontrolling Interests	73	(71)
Income from continuing operations before income taxes	$57,918	$38,265

(1)  The Company evaluates performance of its business units and allocates resources based upon segment income.  Segment income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items.  In order to be comparable to the current period presentation, the Company revised its 2009 presentation relating to a French research and development tax credit by reclassifying amounts from Provision for Income Taxes to Selling, Research & Development and Administration.

NOTE 10 —  ACQUISITIONS

In March 2010, the Company acquired certain equipment, inventory and intellectual property rights for approximately $3.0 million in cash.  No debt was assumed in the transaction.  The purchase price approximated the fair value of the assets acquired and therefore no goodwill was recorded.  As the acquisition occurred on March 31, 2010, no results of operations subsequent to the acquisition are included in the reported statement of income.  The assets acquired are included in the Closures reporting segment.

In August 2009, the Company acquired Covit do Brasil Componentes de Alumínio para Perfumaria Ltda. (Covit do Brasil) for approximately $7.6 million in cash.  Covit do Brasil has been operating in Brazil since 2005 developing and supplying anodized aluminum parts primarily for the fragrance/cosmetic market.  Covit do Brasil generally supplies parts to other companies within Aptargroup.  No debt was assumed in the transaction.  Covit do Brasil’s annual revenues are approximately $7.0 million, of which approximately $6.0 million are with Aptargroup subsidiaries.  The excess purchase price over the fair value of assets acquired was allocated to Goodwill.  Goodwill of approximately $0.7 million was recorded on the transaction.  The results of operations subsequent to the acquisition are included in the reported income statement.  Covit do Brasil is included in the Beauty & Home reporting segment.

Neither of these acquisitions had a material impact on the results of operations in 2010 or 2009 and therefore no proforma information is presented.

NOTE 11 — STOCK-BASED COMPENSATION

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

Compensation expense recorded attributable to stock options for the first quarter of 2010 was approximately $6.0 million ($4.2 million after tax), or $0.06 per share basic and diluted.  The income tax benefit related to this compensation expense was approximately $1.8 million.  Approximately $5.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first quarter of 2009 was approximately $5.1 million ($3.8 million after tax), or $0.06 per share basic and $0.05 per share diluted.  The income tax benefit related to this compensation expense was approximately $1.3 million.  Approximately $4.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $9.18 and $7.33 per share in 2010 and 2009, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2010	2009

Dividend Yield	1.8%	1.6%
Expected Stock Price Volatility	22.7%	24.2%
Risk-free Interest Rate	3.7%	2.2%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the first quarters of 2010 and 2009.

A summary of option activity under the Company’s stock option plans during the quarter ended March 31, 2010 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2010	8,376,677	$26.13	205,000	$24.87
Granted	1,223,630	36.42	—	—
Exercised	(626,594)	16.68	(5,000)	25.67
Forfeited or expired	(8,747)	30.71	—	—
Outstanding at March 31, 2010	8,964,966	$28.19	200,000	$24.85
Exercisable at March 31, 2010	6,503,130	$25.76	152,000	$23.17
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2010	7.5		6.1
Exercisable at March 31, 2010	6.3		4.9

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2010	$40,668		$1,310
Exercisable at March 31, 2010	$40,185		$1,264

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2010	$13,410		$73
March 31, 2009	$4,436		$—

The fair value of shares vested during the three months ended March 31, 2010 and 2009 was $11.6 million and $11.0 million, respectively.  Cash received from option exercises was approximately $11.4 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $2.9 million in the three months ended March 31, 2010.  As of March 31, 2010, the remaining valuation of stock option awards to be expensed in future periods was $10.7 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of March 31, 2010, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2010	15,178	$32.04
Granted	16,500	35.53
Vested	(9,375)	31.84
Nonvested at March 31, 2010	22,303	$34.71

Compensation expense recorded attributable to restricted stock unit grants for the first quarter of 2010 and 2009 was approximately $400 thousand and $120 thousand, respectively.  The fair value of units vested during the three months ended March 31, 2010 and 2009 was $298 thousand and $323 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2010 and 2009 was $330 thousand and $319 thousand, respectively.  As of March 31, 2010 there was $189 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 2.0 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $10.8 million recorded for income tax uncertainties as of March 31, 2010 and December 31, 2009.  The amount, if recognized, that would impact the effective tax rate is $10.1 million for both dates.  The Company does not anticipate any significant changes to the amount recorded for income tax uncertainties over the next 12 months.

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2010, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$602	$—	$602	$—
Forward exchange contracts (b)	1,075	—	1,075	—
Total assets at fair value	$1,677	$—	$1,677	$—

Liabilities
Forward exchange contracts (b)	$3,262	$—	$3,262	$—
Total liabilities at fair value	$3,262	$—	$3,262	$—

As of December 31, 2009, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$574	$—	$574	$—
Forward exchange contracts (b)	902	—	902	—
Total assets at fair value	$1,476	$—	$1,476	$—

Liabilities
Forward exchange contracts (b)	$3,635	$—	$3,635	$—
Total liabilities at fair value	$3,635	$—	$3,635	$—

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

NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE

In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions.  The total costs associated with the consolidation/severance programs are estimated to be approximately $8 million, of which $7.6 million was recorded during 2009.  No costs were recorded in the first quarter of 2010.  The majority of the remaining costs are expected to be recorded as incurred in the second quarter of 2010.

As of March 31, 2010 we have recorded the following activity associated with our consolidation/severance programs within the Condensed Consolidated Statements of Income:

	Beginning	Charges for			Ending
	Reserve at	the Quarter			Reserve at
	12/31/09	Ended 3/31/10	Cash Paid	FX Impact	3/31/10

Employee severance	$3,816	$—	$(1,282)	$(161)	$2,373
Other costs	619	—	(151)	(11)	457
Totals	$4,435	$—	$(1,433)	$(172)	$2,830

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2010	2009

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.5	67.1
Selling, research & development and administration	15.6	16.5
Depreciation and amortization	6.7	7.0
Operating Income	12.2	9.4
Other income (expense)	(.7)	(.5)
Income before income taxes	11.5	8.9

Net income	7.7%	6.2%

Effective Tax Rate	32.5%	30.5%

NET SALES

We reported net sales of $505.5 million for the quarter ended March 31, 2010, 17% above first quarter 2009 net sales of $431.8 million.  The average U.S. dollar exchange rate weakened compared to the Euro and other foreign currencies, such as the Brazilian Real, in the first quarter of 2010 compared to the first quarter of 2009, and as a result, changes in exchange rates positively impacted sales and accounted for approximately 6% of the 17% sales increase.  Product and custom tooling sales rose 11% as acquisitions had no impact on sales.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2010	% of Total	2009	% of Total

Domestic	$147,300	29%	$118,530	27%
Europe	292,785	58%	256,869	60%
Other Foreign	65,384	13%	56,417	13%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales decreased to 65.5% in the first quarter of 2010 compared to 67.1% in the same period a year ago.

The following factor positively impacted our cost of sales percentage in the first quarter of 2010:

Improved Utilization of Overhead Costs in Certain Operations.  Several of our business operations, especially in the Beauty & Home and Closures business segments, saw an increase in unit volumes produced and sold.  As a result of these higher production levels, overhead costs were better utilized, thus positively impacting cost of goods sold as a percentage of net sales.

The following factors negatively impacted our cost of sales percentage in the first quarter of 2010:

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

Increasing  Raw Material Costs.  Raw material costs, in particular plastic resin in the U.S., increased in the first quarter of 2010 over 2009.  While the majority of these cost increases are passed along to our customers in our selling prices, we experienced the usual lag in the timing of passing on these cost increases.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $7.3 million in the first quarter of 2010 to $78.7 million compared to $71.4 million in the same period a year ago.  Changes in currency rates accounted for $3.6 million of the increase in SG&A in the quarter.  The remainder of the increase is primarily due to stock option expense increase along with other general compensation increases.  However, SG&A as a percentage of net sales decreased to 15.6% compared to 16.5% of net sales in the same period of the prior year as a result of leveraging costs compared to the increased sales.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $3.9 million in the first quarter of 2010 to $34.0 million compared to $30.1 million in the first quarter of 2009.  Changes in foreign currency rates accounted for a $1.5 million increase resulting in a net increase of $2.4 million on a constant currency basis.  The majority of the remainder of the increase relates to the roll-out of our global enterprise resource planning system.  Depreciation and amortization as a percentage of net sales decreased to 6.7% compared to 7.0% of net sales in the same period of the prior year.

OPERATING INCOME

Operating income increased approximately $21.0 million in the first quarter of 2010 to $61.6 million compared to $40.6 million in the same period in the prior year.  The increase is primarily due to the increase in sales of our products, particularly in the Beauty & Home and Closures segments, and the weakening of the U.S. dollar compared to the Euro which is having a positive impact on the translation of our results in U.S. dollars.  Operating income as a percentage of net sales was 12.2% in the first quarter 2010 compared to 9.4% for the same period in the prior year.  This increase is attributed to the Company’s ability to leverage its cost structure.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2010 increased to $3.7 million in the first quarter of 2010 compared to $2.3 million in the first quarter of the prior year.  Miscellaneous expenses increased by $0.9 million due primarily to foreign currency losses along with a decrease in interest income of $0.5 million due to lower interest rates earned on investments.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 32.5% for the three months ended March 31, 2010 compared to 30.5% in the first quarter of 2009.  The increase is mainly related to higher taxes in France and a higher dividend repatriation amount planned in the first quarter of 2010 compared to 2009.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to Aptargroup, Inc. of $39.0 million in the first quarter of 2010 compared to $26.7 million in the first quarter of 2009.

BEAUTY & HOME SEGMENT

Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

Three Months Ended March 31,	2010	2009

Net Sales	$263,440	$211,672
Segment Income (1)	26,979	10,811
Segment Income as a percentage of Net Sales	10.2%	5.1%

(1)   The Company evaluates performance of its business units and allocates resources based upon segment income.  Segment income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items.  In order to be comparable to the current period presentation, the Company revised its 2009 presentation relating to a French research and development tax credit by reclassifying amounts from Provision for Income Taxes to Selling, Research & Development and Administrative.  For further details, refer to the Company’s Form 8-K that was filed with the Securities and Exchange Commission on July 17, 2009.

Net sales for the quarter ended March 31, 2010 increased 24% to $263.4 million compared to $211.7 million in the first quarter of the prior year.  The weakening U.S. dollar compared to the Euro positively impacted the change in sales and represented 7% of the 24% increase.  Sales, excluding foreign currency changes, increased approximately 17% in the first quarter of 2010 compared to the same period in the prior year as demand increased across almost all of the markets.  Sales of our products, excluding foreign currency changes, to the personal care market increased 24% in the first quarter of 2010 compared to the first quarter of the prior year.  The general market improvement as well as the lack of customer destocking that we experienced in the first quarter of the prior year led to this increase.  Sales, excluding foreign currency changes, to the fragrance/cosmetic and household markets increased 14% and 25%, respectively, in the first quarter of 2010 compared to the first quarter of the prior year primarily due to general economic conditions and the absence of customer destocking.

Segment income in the first quarter of 2010 increased approximately 150% to $27.0 million compared to $10.8 million reported in the prior year.  The higher segment income in the first quarter is due primarily to improved sales volumes along with better overhead absorption as we have been very successful to date in managing our costs.

CLOSURES SEGMENT

The Closures segment designs and manufactures primarily dispensing closures.  These products are generally sold to the personal care, household and food/beverage markets.

Three Months Ended March 31,	2010	2009

Net Sales	$134,764	$117,176
Segment Income	17,093	11,617
Segment Income as a percentage of Net Sales	12.7%	9.9%

Net sales for the quarter ended March 31, 2010 increased 15% to $134.8 million compared to $117.2 million in the first quarter of the prior year.  The weakening U.S. dollar compared to the Euro positively impacted the change in sales and represented 6% of the 15% increase.  Product sales increased 9% due mainly to strong product demand and higher resin prices offset by lower tooling sales.  Product sales, excluding foreign currency changes, to the personal care and food markets increased approximately 10% and 7%, respectively, in the first quarter of 2010 compared to the same period in the prior year.  This is primarily due to improving demand across all regions and a lack of customer destocking that we experienced in the first quarter of the prior year.

Segment income in the first quarter of 2010 increased approximately 47% to $17.1 million compared to $11.6 million reported in the prior year.  The increase in segment income is primarily due to strong sales volumes and favorable product mix offset by an unfavorable resin impact.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

Three Months Ended March 31,	2010	2009

Net Sales	$107,265	$102,925
Segment Income	29,690	29,204
Segment Income as a percentage of Net Sales	27.7%	28.4%

Net sales for the quarter ended March 31, 2010 increased 4% to $107.3 million compared to $102.9 million in the first quarter of the prior year.  The weakening U.S. dollar compared to the Euro positively impacted the change in sales by 5%.  On a constant currency basis, sales for the Pharma segment continue to see stable demand as core product sales declined by 1% in the quarter.  Stronger pump sales were offset by slightly lower valve sales.

Segment income in the first quarter of 2010 increased approximately 2% to $29.7 million compared to $29.2 million reported in the prior year.  As with net sales, this performance is attributed mainly to the changes in currency rates.

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

We generally incur increased stock option expense in the first quarter as compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) on a quarterly basis for the year 2010 compared to the prior year is as follows:

	2010	2009
First Quarter	$6.0	$5.1
Second Quarter	1.8	1.6
Third Quarter	1.6	1.6
Fourth Quarter	1.3	1.5
	$10.7	$9.8

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents increased to $337.8 million at the end of March 2010 from $333.0 million at December 31, 2009.  Total short and long-term interest bearing debt increased in the first quarter of 2010 to $367.0 million from $338.0 million at December 31, 2009.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) increased to 2.3% at March 31, 2010 compared to 0.4% as of December 31, 2009.

In the first quarter of 2010, our operations provided approximately $30.2 million in cash flow compared to $48.8 million for the same period a year ago.  The decrease in cash flow is primarily attributable to an increase in working capital needs to support the growth of the business.

We used $32.6 million in cash for investing activities during the first quarter of 2010, compared to $31.9 million during the same period a year ago.  The increase in cash used for investing activities is due primarily to $3.0 million for an acquisition.  Cash outlays for capital expenditures for 2010 are estimated to be approximately $125 million, but this amount could increase depending upon the success of new projects, especially for the food and beverage markets.

We received approximately $24.8 million in cash provided by financing activities in the first quarter of 2010 compared to $3.2 million in the first quarter of the prior year.  The increase in cash from financing activities is due to an increase in notes payable primarily to fund working capital and for the share repurchase program.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2010
Debt to total capital ratio	Maximum of 55%	23%

Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.1 billion before the 55% requirement was exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $337.8 million in cash and equivalents is located outside of the U.S.

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

On April 15, 2010, the Board of Directors declared a quarterly dividend of $0.15 per share payable on May 19, 2010 to stockholders of record as of April 28, 2010.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidelines and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures for purchases, sales, issuances, and

settlements on a gross basis for Level 3 fair value measurements.   These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010.  As this standard is disclosure related, we do not anticipate the adoption will have a material impact on the Company.

OUTLOOK

We anticipate that the recovering economic climate in conjunction with the absence of the inventory destocking we experienced in the first half of 2009 will lead to our growth in the second quarter over the prior year.  We presently expect demand to remain strong from those markets that were most seriously affected by the economic downturn including the fragrance/cosmetic and personal care markets.

We anticipate that diluted earnings per share for the second quarter of 2010 will be in the range of $0.60 to $0.65 per share compared to $0.41 per share in the prior year which included approximately $0.03 per share related to charges from our consolidation/severance program that began in the second quarter of last year.

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

•                  our ability to increase prices;

•                  significant fluctuations in foreign currency exchange rates;

•                  our ability to contain costs and improve productivity;

•                  changes in capital availability or cost, including interest rate fluctuations;

•                  our ability to meet future cash flow estimates to support our goodwill impairment testing;

•                  direct or indirect consequences of acts of war or terrorism;

•                  changes or difficulties in complying with government regulation;

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

The table below provides information as of March 31, 2010 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2010 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2012.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$49,638	0.6902	44,981-49,638
Euro/U.S. Dollar	9,330	1.3708	7,348-13,241
British Pound/Euro	7,074	1.1000	7,074-7,359
Czech Koruna/Euro	5,612	0.0393	5,498-5,612
Euro/Brazilan Real	4,369	4.9522	4,369-4,932
Euro/Swiss Franc	2,741	1.4541	368-6,610
U.S. Dollar/Euro	1,491	0.7251	639-1,491
Euro/Chinese Yuan	1,263	9.6928	1,263-2,681
Mexican Peso/U.S. Dollar	1,000	0.0790	950-1,000
Other	2,095
Total	$84,613

As of March 31, 2010, we have recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepayments and other, $1.1 million in accounts payable and accrued liabilities, and $2.2 million in deferred and other non-current liabilities in the balance sheet.

At March 31, 2010, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $10 million which requires us to pay an average variable interest rate (which was 3.9% at March 31, 2010) and receive a fixed rate of 6.6%.  The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”).  Variations in market interest rates would produce changes in our net income.  If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.07 million assuming a tax rate of 32%.  As of March 31, 2010, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.6 million in miscellaneous other assets with an offsetting adjustment to debt.  No gain or loss was recorded in the income statement in 2009 or the first quarter of 2010 as any hedge ineffectiveness for the period is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2010 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2010, the FCP Aptar Savings Plan (the “Plan”) purchased 2,018 shares of our common stock on behalf of the participants at an average price of $39.73, for an aggregate amount of $80 thousand.  The Company also sold 1,200 shares of our common stock on behalf of the participants at an average price of $37.66 per share, for an aggregate amount of $45 thousand.  At March 31, 2010, the Plan owns 18,676 shares of our common stock.  The employees of Aptargroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan.  All eligible participants are located outside of the United States.  An independent agent purchases shares of our common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Asset Management.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

1/1 – 1/31/10	—	$—	—	3,663,867
2/1 – 2/28/10	34,992	38.16	34,992	3,628,875
3/1 – 3/31/10	164,939	40.25	164,939	3,463,936
Total	199,931	$39.88	199,931	3,463,936

The Company announced the existing share repurchase program on July 17, 2008. There is no expiration date for this repurchase program.

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

Aptargroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 4, 2010

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