Form 10-Q
period 2010-06-30
APTARGROUP INC
filed 2010-08-04
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2010
Common Stock, $.01 par value per share	67,457,118 shares

Aptargroup, Inc.

Form 10-Q

Quarter Ended June 30, 2010

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$522,923	$440,508	$1,028,392	$872,324
Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	345,175	288,826	676,331	578,547
Selling, research & development and administrative	71,213	69,163	149,909	140,601
Depreciation and amortization	32,483	31,435	66,474	61,536
Facilities consolidation and severance	—	3,095	—	3,095
	448,871	392,519	892,714	783,779
Operating Income	74,052	47,989	135,678	88,545

Other Income (Expense):
Interest expense	(3,631)	(5,157)	(7,103)	(8,604)
Interest income	508	711	1,274	1,986
Miscellaneous, net	(1,139)	(1,110)	(2,141)	(1,229)
	(4,262)	(5,556)	(7,970)	(7,847)

Income before Income Taxes	69,790	42,433	127,708	80,698

Provision for Income Taxes	23,031	13,961	41,854	25,632

Net Income	$46,759	$28,472	$85,854	$55,066

Net (Income)/Loss Attributable to Noncontrolling Interests	$(64)	$(12)	$(137)	$59

Net Income Attributable to Aptargroup, Inc.	$46,695	$28,460	$85,717	$55,125

Net Income Attributable to Aptargroup, Inc. per Common Share:
Basic	$0.69	$0.42	$1,27	$0.81
Diluted	$0.67	$0.41	$1.22	$0.79

Average Number of Shares Outstanding:
Basic	67,630	67,705	67,603	67,691
Diluted	69,682	69,293	70,070	69,660

Dividends per Common Share	$0.15	$0.15	$0.30	$0.30

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2010	2009
Assets

Current Assets:
Cash and equivalents	$247,268	$332,964
Accounts and notes receivable, less allowance for doubtful accounts of $8,615 in 2010 and $9,923 in 2009	354,187	319,787
Inventories, net	237,343	230,807
Prepayments and other	65,211	59,933
	904,009	943,491

Property, Plant and Equipment:
Buildings and improvements	292,459	322,498
Machinery and equipment	1,498,693	1,612,945
	1,791,152	1,935,443
Less: Accumulated depreciation	(1,125,123)	(1,190,576)
	666,029	744,867
Land	17,195	19,201
	683,224	764,068

Other Assets:
Investments in affiliates	767	898
Goodwill	215,580	230,578
Intangible assets, net	6,153	9,088
Miscellaneous	9,534	8,070
	232,034	248,634
Total Assets	$1,819,267	$1,956,193

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2010	2009
Liabilities and Equity

Current Liabilities:
Notes payable	$83,350	$103,240
Current maturities of long-term obligations	49,991	25,115
Accounts payable and accrued liabilities	308,467	288,960
	441,808	417,315

Long-Term Obligations	159,050	209,616

Deferred Liabilities and Other:
Deferred income taxes	15,989	20,992
Retirement and deferred compensation plans	33,919	40,462
Deferred and other non-current liabilities	13,860	14,172
Commitments and contingencies	—	—
	63,768	75,626

Stockholders’ Equity:
Aptargroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized, and 81.3 and 80.6 million issued at June 30, 2010 and December 31, 2009, respectively	814	806
Capital in excess of par value	300,598	272,471
Retained earnings	1,215,446	1,150,017
Accumulated other comprehensive income	26,361	186,099
Less treasury stock at cost, 13.9 and 13.3 million shares as of June 30, 2010 and December 31, 2009, respectively	(389,510)	(356,548)
Total Aptargroup, Inc. Stockholders’ Equity	1,153,709	1,252,845
Noncontrolling interests in subsidiaries	932	791

Total Equity	1,154,641	1,253,636
Total Liabilities and Stockholders’ Equity	$1,819,267	$1,956,193

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

		Aptargroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance - December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798

Net income	$55,066	55,125					(59)	55,066
Foreign currency translation adjustments, net of tax	13,395		13,347				48	13,395
Changes in unrecognized pension gains/losses and related amortization, net of tax	423		423					423
Changes in treasury locks, net of tax	40		40					40
Net loss on Derivatives, net of tax	(16)		(16)					(16)
Comprehensive income	$68,908
Stock option exercises & restricted stock vestings				3	1,213	10,496		11,712
Cash dividends declared on common stock		(20,305)						(20,305)
Treasury stock purchased					(8,228)			(8,228)
Balance — June 30, 2009:		$1,100,818	$153,094	$804	$(336,300)	$264,712	$757	$1,183,885

Balance — December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	$85,854	85,717					137	85,854
Foreign currency translation adjustments, net of tax	(160,171)		(160,175)				4	(160,171)
Changes in unrecognized pension gains/losses and related amortization, net of tax	389		389					389
Changes in treasury locks, net of tax	41		41					41
Net gain on Derivatives, net of tax	7		7					7
Comprehensive loss	$(73,880)
Stock option exercises & restricted stock vestings				8		28,127		28,135
Cash dividends declared on common stock		(20,288)						(20,288)
Treasury stock purchased					(32,962)			(32,962)
Balance — June 30, 2010:		$1,215,446	$26,361	$814	$(389,510)	$300,598	$932	$1,154,641

See accompanying unaudited notes to condensed consolidated financial statement.

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2010	2009

Cash Flows from Operating Activities:
Net income	$85,854	$55,066
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	64,640	59,468
Amortization	1,834	2,068
Stock option based compensation	8,198	6,791
Provision for bad debts	45	850
Facilities consolidation and severance	—	3,095
Deferred income taxes	(5,099)	(6,352)
Retirement and deferred compensation plan expense	5,415	5,438
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(74,621)	30,197
Inventories	(29,196)	14,635
Prepaid and other current assets	(5,343)	3,586
Accounts payable and accrued liabilities	46,567	(39,689)
Income taxes payable	15,784	7,586
Retirement and deferred compensation plans	(10,669)	(14,968)
Other changes, net	(8,587)	11,370
Net Cash Provided by Operations	94,822	139,141

Cash Flows from Investing Activities:
Capital expenditures	(59,824)	(69,373)
Disposition of property and equipment	521	398
Intangible assets acquired	(76)	(270)
Acquisition of business net of cash acquired	(3,014)	—
Collection of notes receivable, net	(24)	54
Net Cash Used by Investing Activities	(62,417)	(69,191)

Cash Flows from Financing Activities:
(Repayments)/Proceeds from notes payable	(19,880)	24,772
Proceeds from long-term obligations	—	3,580
Repayments of long-term obligations	(24,158)	(22,922)
Dividends paid	(20,288)	(20,305)
Proceeds from stock option exercises	17,366	3,967
Purchase of treasury stock	(32,962)	(8,228)
Excess tax benefit from exercise of stock options	2,272	835
Net Cash Used by Financing Activities	(77,650)	(18,301)

Effect of Exchange Rate Changes on Cash	(40,451)	5,355

Net (Decrease)/Increase in Cash and Equivalents	(85,696)	57,004
Cash and Equivalents at Beginning of Period	332,964	192,072
Cash and Equivalents at End of Period	$247,268	$249,076

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, changes in equity and cash flows for the interim periods presented.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new standards for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  As this standard is disclosure related, it did not have a material impact on our financial statements.

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

The Company has expressed the intention to reinvest the undistributed earnings of its non-U.S. subsidiaries.  In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  Undistributed earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.  It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings.  The Company will continue to evaluate annually if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof.    The Company repatriated approximately $80 million of current year earnings in the second quarter of 2010.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At June 30, 2010 and December 31, 2009, approximately 19% and 21%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, net of reserves, consisted of:

	June 30,	December 31,
	2010	2009

Raw materials	$92,233	$81,452
Work in progress	61,955	66,431
Finished goods	87,335	86,192
Total	241,523	234,075
Less LIFO Reserve	(4,180)	(3,268)
Total	$237,343	$230,807

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2009 are as follows by reporting segment:

		Beauty &		Corporate
	Pharma	Home	Closures	and Other	Total

Goodwill	$28,424	$161,816	$40,338	$1,615	$232,193
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2009	$28,424	$161,816	$40,338	$—	$230,578
Foreign currency exchange effects	(3,423)	(8,069)	(3,506)	—	(14,998)
Goodwill	$25,001	$153,747	$36,832	$1,615	$217,195
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2010	$25,001	$153,747	$36,832	$—	$215,580

The table below shows a summary of intangible assets as of June 30, 2010 and December 31, 2009.

		June 30, 2010			December 31, 2009
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$16,878	$(14,190)	$2,688	$19,368	$(15,655)	$3,713
License agreements and other	6	22,209	(18,744)	3,465	26,261	(20,886)	5,375
Total intangible assets	9	$39,087	$(32,934)	$6,153	$45,629	$(36,541)	$9,088

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2010 and 2009 was $921 and $1,042, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2010 and June 30, 2009 was $1,834 and $2,068, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2010	$3,353
2011	1,816
2012	793
2013	648
2014	592

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2010.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans

Three months ended June 30,	2010	2009	2010	2009

Service cost	$1,220	$1,091	$397	$428
Interest cost	1,072	955	562	612
Expected return on plan assets	(1,054)	(932)	(328)	(240)
Amortization of net loss	164	60	61	153
Amortization of prior service cost	1	1	85	92
Net periodic benefit cost	$1,403	$1,175	$777	$1,045

	Domestic Plans		Foreign Plans

Six months ended June 30,	2010	2009	2010	2009

Service cost	$2,367	$2,182	$830	$836
Interest cost	2,079	1,910	1,174	1,197
Expected return on plan assets	(2,044)	(1,864)	(685)	(469)
Amortization of net loss	318	120	127	299
Amortization of prior service cost	2	2	178	181
Net periodic benefit cost	$2,722	$2,350	$1,624	$2,044

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company has contributed $7.4 million, as of June 30, 2010, to its domestic defined benefit plans.  The Company also expects to contribute approximately $6.0 million to its foreign defined benefit plans in 2010, and as of June 30, 2010, has contributed approximately $0.4 million.

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

As of June 30, 2010, the Company recorded the fair value of the interest rate swap contract as $290 thousand in miscellaneous other assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $5 million.  No gain or loss was recorded in the income statement in 2009 or for the three and six months ended June 30, 2010 as any hedge ineffectiveness for the period was immaterial.

CASH FLOW HEDGES

As of June 30, 2010, the Company had one foreign currency cash flow hedge.  A French entity of Aptargroup, Aptargroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.67 million Brazilian Real ($1.5 million) as of June 30, 2010.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.2 million) as of June 30, 2009.

During the six months ended June 30, 2010, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  The Company’s foreign currency forward contracts hedge forecasted transactions for less than two years (March 2012).

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

OTHER

As of June 30, 2010, the Company has recorded the fair value of foreign currency forward exchange contracts of $3.2 million in prepayments and other, $1.1 million in accounts payable and accrued liabilities, and $2.6 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of June 30, 2010 had an aggregate contract amount of $85.8 million.

Fair Value of Derivative Instruments in the Statements of Financial Position as of June 30, 2010 and December 31, 2009

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009

Derivative Assets
Interest Rate Contracts	Other Assets Miscellaneous	$290	$574
		290	574
Derivative Liabilities
Foreign Exchange Contracts	Accounts Payable and Accrued Liabilities	314	293
Foreign Exchange Contracts	Deferred and other non-current liabilities	254	437
		568	730
Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepayments & Other	3,235	902
		3,235	902
Derivative Liabilities
Foreign Exchange Contracts	Accounts Payable and Accrued Liabilities	826	885
Foreign Exchange Contracts	Deferred and other non-current liabilities	2,306	2,020
		$3,132	$2,905

The Effect of Derivative Instruments on the Statements of Financial Performance

for the Quarters Ended June 30, 2010 and June 30, 2009

Derivatives in Cash Flow Hedging Relationships		Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
		2010	2009
Foreign Exchange Contracts		$(1)	$(36)
		$(1)	$(36)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Foreign Exchange Contracts	Other Income (Expense), Miscellaneous, net	$1,244	$(4,037)
		$1,244	$(4,037)

The Effect of Derivative Instruments on the Statements of Financial Performance

for the Six Months Ended June 30, 2010 and June 30, 2009

Derivatives in Cash Flow Hedging Relationships		Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
		2010	2009
Foreign Exchange Contracts		$12	$10
		$12	$10

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Foreign Exchange Contracts	Other (Expense), Miscellaneous, net	$(1,127)	$(2,104)
		$(1,127)	$(2,104)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company had no liabilities recorded for these agreements as of June 30, 2010.

NOTE 7 — STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2010, the Company repurchased approximately 602 thousand and 802 thousand shares for aggregate amounts of $25.0 million and $33.0 million, respectively.  As of June 30, 2010, the Company has a remaining authorization to repurchase 2.9 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.  There is no time limit on the repurchase authorization.

NOTE 8 — EARNINGS PER SHARE

Aptargroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2010		June 30, 2009
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$46,695	$46,695	$28,460	$28,460

Average equivalent shares
Shares of common stock	67,630	67,630	67,705	67,705
Effect of dilutive stock based compensation
Stock options	2,032	—	1,586	—
Restricted stock	20	—	2	—
Total average equivalent shares	69,682	67,630	69,293	67,705
Net income per share	$0.67	$0.69	$0.41	$0.42

	Six months ended
	June 30, 2010		June 30, 2009
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$85,717	$85,717	$55,125	$55,125

Average equivalent shares
Shares of common stock	67,603	67,603	67,691	67,691
Effect of dilutive stock based compensation
Stock options	2,451	—	1,966	—
Restricted stock	16	—	3	—
Total average equivalent shares	70,070	67,603	69,660	67,691
Net income per share	$1.22	$1.27	$0.79	$0.81

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenue:
Beauty & Home	$267,918	$216,630	$535,297	$431,127
Closures	147,383	123,158	282,575	240,435
Pharma	112,385	103,576	219,924	206,607
Other	46	(1)	71	76
Total Revenue	527,732	443,363	1,037,867	878,245

Less: Intersegment Sales:
Beauty & Home	$4,198	$2,689	$8,139	$5,514
Closures	325	71	752	172
Pharma	240	54	514	160
Other	46	41	70	75
Total Intersegment Sales	$4,809	$2,855	$9,475	$5,921

Net Sales:
Beauty & Home	$263,719	$213,941	$527,159	$425,613
Closures	147,059	123,087	281,823	240,263
Pharma	112,145	103,522	219,410	206,447
Other	—	(42)	—	1
Net Sales	$522,923	$440,508	$1,028,392	$872,324

Segment Income (1):
Beauty & Home	$30,151	$11,143	$57,130	$21,954
Closures	19,394	13,740	36,487	25,357
Pharma	31,952	31,279	61,642	60,483
Corporate & Other	(8,648)	(9,295)	(21,859)	(20,419)
Income from continuing operations before interest and taxes	$72,849	$46,867	$133,400	$87,375
Interest expense, net	(3,123)	(4,446)	(5,829)	(6,618)
Net income/(Loss) Attributable to Noncontrolling Interests	64	12	137	(59)
Income from continuing operations before income taxes	$69,790	$42,433	$127,708	$80,698

(1)  The Company evaluates performance of its business units and allocates resources based upon segment income.  Segment income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items.  Included in the segment income figures reported above are consolidation/severance expenses for the three and six months ended June 30, 2010 and 2009 as follows:

CONSOLIDATION/SEVERANCE EXPENSES
Beauty & Home	$—	$(257)	$—	$(257)
Closures	—	(2,838)	—	(2,838)
Pharma	—	—	—	—

Total Consolidation/Severance Expenses	$—	$(3,095)	$—	$(3,095)

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

Compensation expense recorded attributable to stock options for the first half of 2010 was approximately $8.2 million ($5.7 million after tax), or $0.08 per share basic and diluted.  The income tax benefit related to this compensation expense was approximately $2.5 million.  Approximately $7.5 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first half of 2009 was approximately $6.8 million ($5.1 million after tax), or $0.07 per share basic and diluted.  The income tax benefit related to this compensation expense was approximately $1.7 million.  Approximately $6.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $9.18 and $7.33 per share in 2010 and 2009, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:

Six months ended June 30,	2010	2009

Dividend Yield	1.8%	1.6%
Expected Stock Price Volatility	22.7%	24.2%
Risk-free Interest Rate	3.7%	2.2%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2010 was $10.07. The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2009 was $7.90.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:

Six months ended June 30,	2010	2009

Dividend Yield	1.7%	1.7%
Expected Stock Price Volatility	22.6%	24.9%
Risk-free Interest Rate	3.4%	3.1%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans during the first half of 2010 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2010	8,376,677	$26.13	205,000	$24.87
Granted	1,223,630	36.42	64,000	40.34
Exercised	(884,689)	18.06	(15,500)	26.25
Forfeited or expired	(13,147)	32.53	—	—
Outstanding at June 30, 2010	8,702,471	$28.39	253,500	$28.69
Exercisable at June 30, 2010	6,247,335	$25.94	157,500	$23.66

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2010	7.5		7.1
Exercisable at June 30, 2010	6.4		5.3

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2010	$38,139		$1,262
Exercisable at June 30, 2010	$37,657		$1,231

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2010	$18,711		$245
June 30, 2009	$5,868		$—

The fair value of shares vested during the six months ended June 30, 2010 and 2009 was $11.7 million and $11.0 million, respectively.  Cash received from option exercises was approximately $17.4 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $3.5 million in the six months ended June 30, 2010.  Cash received from option excercises was approximately $4.0 million and the actual tax benefit realized for the tax deduction from option excercises was approximately $1.3 million in the six months ended June 30, 2009.  As of June 30, 2010, the remaining valuation of stock option awards to be expensed in future periods was $9.1 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of June 30, 2010, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2010	15,178	$32.04
Granted	16,500	35.53
Vested	(9,375)	31.84
Nonvested at June 30, 2010	22,303	$34.71

Compensation expense recorded attributable to restricted stock unit grants for the first half of 2010 and 2009 was approximately $432 thousand and $128 thousand, respectively.  The fair value of units vested during the six months ended June 30, 2010 and 2009 was $298 thousand and $323 thousand, respectively.  The intrinsic value of units vested during the six months ended June 30, 2010 and 2009 was $330 thousand and $319 thousand, respectively.  As of June 30, 2010 there was $157 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.8 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $10.3 and $10.8 million recorded for income tax uncertainties as of June 30, 2010 and December 31, 2009, respectively.  The amount, if recognized, that would impact the effective tax rate is $9.5 and $10.0 million, respectively.  The Company does not anticipate any significant changes to the amount recorded for income tax uncertainties over the next 12 months.

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2010, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$290	$—	$290	$—
Forward exchange contracts (b)	3,235	—	3,235	—
Total assets at fair value	$3,525	$—	$3,525	$—

Liabilities
Forward exchange contracts (b)	$3,700	$—	$3,700	$—
Total liabilities at fair value	$3,700	$—	$3,700	$—

As of December 31, 2009, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$574	$—	$574	$—
Forward exchange contracts (b)	902	—	902	—
Total assets at fair value	$1,476	$—	$1,476	$—

Liabilities
Forward exchange contracts (b)	$3,635	$—	$3,635	$—
Total liabilities at fair value	$3,635	$—	$3,635	$—

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

NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE

In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions.  The total costs associated with the consolidation/severance programs was $7.6 million.  The plan has been substantially completed, subject to the settlement of remaining reserve balances.

As of June 30, 2010 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning			Ending
	Reserve at			Reserve at
	12/31/09	Cash Paid	FX Impact	6/30/10

Employee severance	$3,816	$(2,219)	$(327)	$1,270
Other costs	619	(337)	30	312
Totals	$4,435	$(2,556)	$(297)	$1,582

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	2009	2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	66.0	65.6	65.8	66.3
Selling, research & development and administration	13.6	15.7	14.6	16.1
Depreciation and amortization	6.2	7.1	6.4	7.1
Facilities Consolidation and Severance Expenses	—	0.7	—	0.3
Operating Income	14.2	10.9	13.2	10.2
Other income (expense)	(0.8)	(1.3)	(0.8)	(0.9)
Income before income taxes	13.4	9.6	12.4	9.3

Net income	8.9%	6.5%	8.4%	6.3%

Effective Tax Rate	33.0%	32.9%	32.8%	31.8%

NET SALES

Net sales for the quarter and six months ended June 30, 2010 were $523 million and $1.0 billion, respectively, and represented an increase for the quarter of 19%.  The increase for the six months ended June 30, 2010 was 18% when compared to the same periods a year ago.  The average U.S. dollar exchange rate strengthened against the Euro in the second quarter of 2010 compared to 2009, and as a result, changes in exchange rates negatively impacted sales by 3% for the quarter ended June 30, 2010.  However, the U.S. dollar exchange rate remained weaker against the Euro for the first six months of 2010 compared to 2009.  Changes in exchange rates positively impacted sales and accounted for approximately 2% of the sales increase for the six months ended June 30, 2010.  Sales from acquisitions were immaterial for the quarter and the six months ended June 30, 2010.  The remaining 22% and 16% of sales increases for the three and six months ended June 30, 2010, were due primarily to higher product and custom tooling sales to our customers.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	% of Total	2009	% of Total	2010	% of Total	2009	% of Total

Domestic	$156,813	30%	$128,596	29%	$304,113	30%	$247,126	28%
Europe	294,774	56%	249,699	57%	587,559	57%	506,568	58%
Other Foreign	71,336	14%	62,213	14%	136,720	13%	118,630	14%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased slightly to 66.0% in the second quarter of 2010 compared to 65.6% in the same period a year ago.

The following factors reduced our cost of sales percentage in the second quarter of 2010:

Improved Utilization of Overhead Costs in Certain Operations.  Several of our business operations, especially within the Beauty & Home and Closures business segments, saw an increase in unit volumes produced and sold.  As a result of these higher production levels, overhead costs were better utilized, thus positively impacting cost of goods sold as a percentage of net sales.

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

The following factors increased our cost of sales percentage in the second quarter of 2010:

Increasing Raw Material Costs.  Raw material costs, in particular plastic resin in the U.S., increased in the second quarter of 2010 over 2009.  While the majority of these cost increases are passed along to our customers in our selling prices, we experienced the usual lag in the timing of passing on these cost increases.

Mix of Products Sold.  Compared to the prior year, our Pharma segment sales represented a smaller percentage of our overall sales. This negatively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall company average.

Our cost of sales as a percent of net sales decreased to 65.8% in the first half of 2010 compared to 66.3% in the first half of 2009.  The decrease is primarily due to the same factors mentioned above, except that the U.S. Dollar was weaker relative to the Euro in the first six months of 2010 compared to the first six months of 2009.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately $2.0 million in the second quarter of 2010 to $71.2 million compared to $69.2 million in the second quarter of 2009.  On a constant currency basis, the increase would have been approximately $3.6 million in the quarter.  The majority of the increase is due to general compensation increases. However, SG&A as a percentage of net sales decreased to 13.6% compared to 15.7% of net sales in the same period of the prior year as a result of leveraging costs compared to the increased sales.

SG&A increased by approximately $9.3 million in the first half of 2010 compared to the same period a year ago.  Changes in currency rates accounted for approximately $2.1 million of the increase in SG&A in the first half of 2010.  The increase is due primarily to the reason mentioned above as well as higher stock option expense in the first half of 2010 versus the prior year.  As noted above, SG&A as a percentage of net sales decreased primarily due to higher sales volumes.  For the first half of 2010, the percentage decreased to 14.6% compared to 16.1% of net sales in the first half of 2009.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased approximately $1.1 million in the second quarter of 2010 to $32.5 million compared to $31.4 million in the second quarter of 2009.  On a constant currency basis, the increase would have been approximately $2.2 million in the quarter.  The majority of this increase is related to the roll-out of our global enterprise resource planning system, which was placed into service during the third quarter of 2009.  Depreciation and amortization as a percentage of net sales decreased to 6.2% in the second quarter of 2010 compared to 7.1% for the same period a year ago due to the increase in sales.

Depreciation and amortization increased approximately $5.0 million in the first half of 2010 to $66.5 million compared to $61.5 million in the first half of 2009.  Changes in foreign currency rates accounted for $0.3 million of the net increase in depreciation and amortization in the first half of 2010.  Depreciation and amortization as a percentage of net sales decreased to 6.4% compared to 7.1% for the same period a year ago due to the increase in sales.

FACILITIES CONSOLIDATION AND SEVERANCE

Facilities consolidation and severance was $3.1 million in the second quarter of 2009.  The amount represents the recognition of expenses related to the Company’s previously announced plan to consolidate several facilities and reduce headcount.  The amount reported for the first half of 2009 is also $3.1 million since the program was initiated during the second quarter of 2009.  There were no corresponding expenses in 2010.

OPERATING INCOME

Operating income increased approximately $26.1 million in the second quarter of 2010 to $74.1 million compared to $48.0 million in the same period in the prior year.  Strong increases in sales volumes at each segment and improved capacity utilization in our Beauty & Home and Closures segments contributed to the rise in operating income.  This, combined with our cost containment efforts and the absence of facilities consolidation and severance program charges recorded in the prior year, led to the improvement in operating income.  Operating income as a percentage of net sales increased to 14.2% in the second quarter of 2010 compared to 10.9% for the same period in the prior year.

Operating income increased approximately $47.2 million in the first half of 2010 to $135.7 million compared to $88.5 million in the same period in the prior year.  The increase is primarily due to the same reasons mentioned above for the second quarter results. Operating income as a percentage of sales increased to 13.2% in the first half of 2010 compared to 10.2% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2010 decreased to $4.3 million from $5.6 million in the same period in the prior year. Interest expense decreased by $1.5 million due to lower interest rates paid on borrowings.  Also, interest income decreased by $0.2 million due to lower interest rates earned on our investments.

Net other expenses for the six months ended June 30, 2010 increased slightly to $8.0 million from $7.8 million in the same period in the prior year due primarily to higher foreign currency losses along with a decrease in interest income due to lower interest rates earned on our investments.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 33.0% and 32.8% for the three and six months ended June 30, 2010 compared to 32.9% and 31.8% for the same periods ended June 30, 2009.  The increase is mainly related to higher taxes in France and a higher dividend repatriation amount planned in the first half of 2010 compared to 2009.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to Aptargroup, Inc. of $46.7 million and $85.7 million in the three and six months ended June 30, 2010, respectively, compared to $28.5 million and $55.1 million for the same periods in the prior year.

BEAUTY & HOME SEGMENT

Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$263,719	$213,941	$527,159	$425,613
Segment Income (1)	30,151	11,143	57,130	21,954
Segment Income as a percentage of Net Sales	11.4%	5.2%	10.8%	5.2%

(1)   The Company evaluates performance of its business units and allocates resources based upon segment income.  Segment income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items.  For a reconciliation of segment income to income before income taxes, see Note 9 – Segment information to the Consolidated Financial Statements in Item 1.

Net sales for the quarter ended June 30, 2010 increased 23% to $263.7 million compared to $213.9 million in the second quarter of the prior year.  The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 3%.  Therefore, core product sales, excluding foreign currency changes, increased 26%.  General market improvement as well as the lack of inventory destocking that we experienced in 2009 led to this increase.  Sales, excluding foreign currency changes, to the fragrance/cosmetics and personal care markets increased approximately 30% and 23% respectively in the second quarter of 2010 compared to the same period in the prior year.

Net sales increased 24% in the first six months of 2010 to $527.2 million compared to $425.6 million in the first six months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 2% of the 24% increase in sales.  Sales of our products, excluding foreign currency changes, to the fragrance/cosmetic and personal care markets increased approximately 22% and 24%, respectively, in the first half of 2010 compared to the first half of 2009 primarily due to the reasons noted above.

Segment income in the second quarter of 2010 increased approximately 171% to $30.2 million compared to $11.1 million reported in the same period in the prior year.  Profitability increased primarily due to higher capacity utilization and leveraging of our cost structure from increased unit volumes and cost containment efforts.

Segment income in the first six months of 2010 increased approximately 160% to $57.1 million compared to $22.0 million reported in the same period in the prior year.  The increase in segment income in the first half of 2010 was primarily due to the reasons mentioned above for the second quarter results.

CLOSURES SEGMENT

The Closures segment designs and manufactures primarily dispensing closures.  These products are generally sold to the personal care, household and food/beverage markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$147,059	$123,087	$281,823	$240,263
Segment Income	19,394	13,740	36,487	25,357
Segment Income as a percentage of Net Sales	13.2%	11.2%	12.9%	10.6%

Net sales for the quarter ended June 30, 2010 increased approximately 19% to $147.1 million compared to $123.1 million in the second quarter of the prior year.  The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 1%. Therefore, core product sales, excluding foreign currency rate changes, increased 20%.  Product sales, excluding foreign currency changes, to the personal care and household markets increased approximately 22% and 56%, respectively, in the second quarter of 2010 compared to the same period in the prior year.  Sales to the food/beverage market increased 10%.  These increases are primarily due to strong demand across all regions and markets and a lack of customer destocking that we experienced in the second quarter of the prior year in the personal household markets.  The pass through of resin price increases account for approximately 7% of the sales increase.

Net sales for the first six months of 2010 increased approximately 17% to $281.8 million compared to $240.3 million in the first six months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 2% of the 17% increase in sales.  Sales, excluding foreign currency changes, to the personal care and household markets increased approximately 16% and 25%, respectively, in the first six months of 2010 compared to the same period in the prior year primarily due to the reasons discussed above.  Sales to the food/beverage market increased 9%.

Segment income increased in the second quarter of 2010 by approximately 41% to $19.4 million compared to $13.7 million reported in the prior year.  Included in the second quarter 2009 results are $2.8 million of consolidation/severance costs.  The remaining increase in segment income is primarily due to strong sales volumes and product mix, especially in the North American region.

Segment income in the first six months of 2010 increased approximately 44% to $36.5 million compared to $25.4 million reported in the same period of the prior year.  As noted above, the 2009 results included $2.8 million of consolidation/severance costs.  The remaining increase in segment income is due primarily to the same reasons mentioned above for the second quarter results.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$112,145	$103,522	$219,410	$206,447
Segment Income	31,952	31,279	61,642	60,483
Segment Income as a percentage of Net Sales	28.5%	30.2%	28.1%	29.3%

Net sales for the Pharma segment increased by 8% in the second quarter of 2010 to $112.1 million compared to $103.5 million in the second quarter of the prior year.  The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 5%.  Therefore, core product sales, excluding changes in foreign currency rates, increased 13%.  The increase was primarily due to strong sales of metered dose valves.

Net sales for the Pharma segment improved by 6% in the first six months of 2010 to $219.4 million compared to $206.4 million in the first six months of the prior year.  Changes in foreign currency rates did not impact the sales growth for the first half of 2010.  The increase was mainly due to higher metered dose valve sales.

Segment income in the second quarter of 2010 increased approximately 2% to $32.0 million compared to $31.3 million reported in the same period in the prior year.  Segment income in the first six months of 2010 increased approximately 2% to $61.6 million compared to $60.5 million reported in the same period in the prior year.  This increase is mainly attributed to the increase in sales.

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

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2010 compared to the prior year is as follows:

	2010	2009
First Quarter	$6.0	$5.1
Second Quarter	2.2	1.7
Third Quarter	1.6	1.6
Fourth Quarter	1.4	1.4
	$11.2	$9.8

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $247.3 million at June 30, 2010 from $333.0 million at December 31, 2009.  Total short and long-term interest bearing debt decreased in the first six months of 2010 to $292 million from $338.0 million at December 31, 2009.  The primary reason for the decrease in both cash and short term debt is the $80 million of current year earnings that was repatriated in the second quarter from Europe which was used to pay down short term borrowings in the U.S.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) increased at the end of June 2010 to 3.8% compared to 0.4% as of December 31, 2009.

In the first six months of 2010, our operations provided $94.8 million in cash flow compared to $139.1 million for the same period a year ago.  The decrease in cash flow from operations is primarily attributable to an increase in working capital.  During the first six months of 2010, the primary uses of operating cash flows were to finance capital expenditures and treasury stock repurchases.

We used $62.4 million in cash for investing activities during the first six months of 2010, compared to $69.2 million during the same period a year ago.  The decrease in cash used for investing activities is mainly due to a decrease in capital expenditures of $9.5 million in the first half of 2010 compared to the first half of 2009, which was partially offset by $3.0 million used for an acquisition.  Cash outlays for capital expenditures for 2010 are estimated to be approximately $140 million.

We used approximately $77.7 million in cash from financing activities in the first half of 2010 compared to $18.3 million in the first half of the prior year.  The increase in cash used in financing activities is due to an increase in stock repurchases and the repayment of notes payable in 2010 versus proceeds from notes payable in the prior year.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2010
Debt to total capital ratio	Maximum of 55%	20%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.1 billion at June 30, 2010 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $247.3 million in cash and equivalents is located outside of the U.S.

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

On July 20, 2010, the Board of Directors authorized a 20% increase in the annual dividend from $0.60 per share to $0.72 per share and declared a quarterly dividend of $0.18 per share payable on August 24, 2010 to stockholders of record as of August 3, 2010.

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

OUTLOOK

We remain optimistic that the markets we serve will continue to recover from the economic downturn of 2008/2009 and that our third quarter results will improve over the prior year.  Movements in currency exchange rates are likely to result in some headwinds depending on where the rates end up in the coming quarter.  We are encouraged by an increase in project activity primarily in the food and beverage markets and we have increased our estimated capital expenditures for 2010 due to these new projects.

We anticipate diluted earnings per share for the third quarter to be in the range of $.61 to $.66 per share compared to $.48 per share in the prior year, which included approximately $.03 per share related to charges from our consolidation/severance program.

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

The table below provides information as of June 30, 2010 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2010 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$50,269	0.7145	44,079-50,269
British Pound/Euro	9,662	1.2087	7,113-9,662
Czech Koruna/Euro	7,537	0.0391	5,714-7,537
Euro/U.S. Dollar	7,476	1.2350	7,476-9,338
Euro/Brazilian Real	3,955	4.9522	3,955-3,955
Euro/Chinese Yuan	1,947	8.5373	1,947-2,835
Mexican Peso/U.S. Dollar	1,000	0.0782	1,000-1,000
U.S. Dollar/Chinese Yuan	1,000	6.7687	1,000-1,500
Euro/Japanese Yen	762	112.3400	678-762
Chinese Yuan/ U.S. Dollar	680	0.1470	680-680
Other	1,527
Total	$85,815

As of June 30, 2010, we have recorded the fair value of foreign currency forward exchange contracts of $1.1 million in accounts payable and accrued liabilities, $3.2 million in prepayments and other and $2.6 million in deferred and other non-current liabilities in the balance sheet.

At June 30, 2010, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $5 million which requires us to pay an average variable interest rate (which was 0.7% at June 30, 2010) and receive a fixed rate of 6.6%.  The variable rate is adjusted semiannually based on London Interbank Offered Rates (“LIBOR”).  Variations in market interest rates would produce changes in our net income.  If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by approximately $30 thousand assuming a tax rate of 32.0%.  As of June 30, 2010, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.3 million in miscellaneous other assets with an offsetting adjustment to debt.  No gain or loss was recorded in the income statement in 2010 as any hedge ineffectiveness for the period is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2010 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2010, the FCP Aptar Savings Plan (the “Plan”) purchased 2,171 shares of our common stock on behalf of the participants at an average price of $39.97 per share, for an aggregate amount of $87 thousand.  At June 30, 2010, the Plan owns 20,847 shares of our common stock.  The employees of Aptargroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan.  All eligible participants are located outside of the United States.  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Asset Management.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

4/1 – 4/30/10	150,808	$43.10	150,808	3,313,128
5/1 – 5/31/10	319,370	41.58	319,370	2,993,758
6/1 – 6/30/10	132,250	39.34	132,250	2,861,508
Total	602,428	$41.47	602,428	2,861,508

The Company announced the existing repurchase program on July 17, 2008.  There is no expiration date for this repurchase programs.

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010, filed with the SEC on August 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets - June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2010 and 2009 (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aptargroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 4, 2010

INDEX OF EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010, filed with the SEC on August 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets - June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2010 and 2009 (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.