Form 10-Q
period 2010-09-30
APTARGROUP INC
filed 2010-11-03
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at October 28, 2010
Common Stock, $.01 par value per share	67,074,203 shares

Aptargroup, Inc.

Form 10-Q

Quarter Ended September 30, 2010

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$517,537	$473,668	$1,545,929	$1,345,992
Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	342,539	320,675	1,018,870	899,222
Selling, research & development and administrative	71,105	64,370	221,014	204,971
Depreciation and amortization	32,403	33,054	98,877	94,590
Facilities consolidation and severance	381	2,631	381	5,726
	446,428	420,730	1,339,142	1,204,509
Operating Income	71,109	52,938	206,787	141,483

Other Income (Expense):
Interest expense	(3,477)	(3,965)	(10,580)	(12,569)
Interest income	774	772	2,048	2,758
Miscellaneous, net	(260)	(164)	(2,401)	(1,393)
	(2,963)	(3,357)	(10,933)	(11,204)

Income Before Income Taxes	68,146	49,581	195,854	130,279

Provision for Income Taxes	21,125	16,114	62,979	41,746

Net Income	$47,021	$33,467	$132,875	$88,533

Net (Income) Loss Attributable to Noncontrolling Interests	$(38)	$31	$(175)	$90

Net Income Attributable to Aptargroup, Inc.	$46,983	$33,498	$132,700	$88,623

Net Income Attributable to Aptargroup, Inc. Per Common Share:
Basic	$0.70	$0.49	$1.97	$1.31
Diluted	$0.68	$0.48	$1.90	$1.27

Average Number of Shares Outstanding:
Basic	67,213	67,691	67,471	67,691
Diluted	69,374	69,489	69,921	69,790

Dividends Per Common Share	$0.18	$0.15	$0.48	$0.45

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2010	2009
Assets

Current Assets:
Cash and equivalents	$328,225	$332,964
Accounts and notes receivable, less allowance for doubtful accounts of $9,174 in 2010 and $9,923 in 2009	368,086	319,787
Inventories, net	269,953	230,807
Prepaid and other	74,680	59,933
	1,040,944	943,491

Property, Plant and Equipment:
Buildings and improvements	319,222	322,498
Machinery and equipment	1,622,388	1,612,945
	1,941,610	1,935,443
Less: Accumulated depreciation	(1,226,720)	(1,190,576)
	714,890	744,867
Land	18,753	19,201
	733,643	764,068

Other Assets:
Investments in affiliates	855	898
Goodwill	227,440	230,578
Intangible assets, net	5,929	9,088
Miscellaneous	9,003	8,070
	243,227	248,634
Total Assets	$2,017,814	$1,956,193

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2010	2009
Liabilities and Equity

Current Liabilities:
Notes payable	$110,486	$103,240
Current maturities of long-term obligations	50,428	25,115
Accounts payable and accrued liabilities	337,463	288,960
	498,377	417,315

Long-Term Obligations	159,660	209,616

Deferred Liabilities and Other:
Deferred income taxes	17,535	20,992
Retirement and deferred compensation plans	37,826	40,462
Deferred and other non-current liabilities	13,607	14,172
Commitments and contingencies	—	—
	68,968	75,626

Stockholders’ Equity:
Aptargroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized, and 81.5 and 80.6 million issued at September 30, 2010 and December 31, 2009, respectively	814	806
Capital in excess of par value	309,699	272,471
Retained earnings	1,250,305	1,150,017
Accumulated other comprehensive income	144,346	186,099
Less treasury stock at cost, 14.5 and 13.3 million shares as of September 30, 2010 and December 31, 2009, respectively	(415,333)	(356,548)
Total Aptargroup, Inc. Stockholders’ Equity	1,289,831	1,252,845
Noncontrolling interests in subsidiaries	978	791

Total Equity	1,290,809	1,253,636
Total Liabilities and Stockholders’ Equity	$2,017,814	$1,956,193

See accompanying unaudited notes to condensed consolidated financial statements.

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

		Aptargroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance - December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798

Net income	88,533	88,623					(90)	88,533
Foreign currency translation adjustments	66,988		66,939				49	66,988
Changes in unrecognized pension gains/losses and related amortization, net of tax	596		596					596
Changes in treasury locks, net of tax	60		60					60
Net gain on Derivatives, net of tax	2		2					2
Comprehensive income	$156,179
Stock option exercises & restricted stock vestings				4	2,308	13,021		15,333
Cash dividends declared on common stock		(30,460)						(30,460)
Treasury stock purchased					(11,733)			(11,733)
Balance — September 30, 2009:		$1,124,161	$206,897	$805	$(338,710)	$267,237	$727	$1,261,117

Balance — December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	132,875	132,700					175	132,875
Foreign currency translation adjustments	(42,379)		(42,391)				12	(42,379)
Changes in unrecognized pension gains/losses and related amortization, net of tax	575		575					575
Changes in treasury locks, net of tax	62		62					62
Net gain on Derivatives, net of tax	1		1					1
Comprehensive income	$91,134
Stock option exercises & restricted stock vestings				8		37,228		37,236
Cash dividends declared on common stock		(32,412)						(32,412)
Treasury stock purchased					(58,785)			(58,785)
Balance — September 30, 2010:		$1,250,305	$144,346	$814	$(415,333)	$309,699	$978	$1,290,809

See accompanying unaudited notes to condensed consolidated financial statement.

Aptargroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2010	2009

Cash Flows from Operating Activities:
Net income	$132,875	$88,533
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	96,237	90,409
Amortization	2,640	4,181
Stock option based compensation	9,818	8,440
Provision for bad debts	333	973
Facilities consolidation and severance	381	4,679
Deferred income taxes	(6,432)	(6,299)
Retirement and deferred compensation plan expense	8,134	8,260
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(57,571)	31,777
Inventories	(42,910)	24,992
Prepaid and other current assets	(10,851)	7,012
Accounts payable and accrued liabilities	43,444	(40,362)
Income taxes payable	15,294	2,197
Retirement and deferred compensation plans	(8,780)	(14,326)
Other changes, net	(4,227)	11,682
Net Cash Provided by Operations	178,385	222,148

Cash Flows from Investing Activities:
Capital expenditures	(87,043)	(103,021)
Disposition of property and equipment	1,062	1,295
Intangible assets acquired	(77)	(270)
Acquisition of businesses, net of cash acquired	(3,014)	(7,577)
Collection of notes receivable, net	—	54
Net Cash Used by Investing Activities	(89,072)	(109,519)

Cash Flows from Financing Activities:
Proceeds from notes payable	7,047	26,654
Proceeds from long-term obligations	1,789	7,975
Repayments of long-term obligations	(25,885)	(25,667)
Dividends paid	(32,412)	(30,460)
Proceeds from stock options exercises	23,590	4,959
Purchase of treasury stock	(58,785)	(11,070)
Excess tax benefit from exercise of stock options	3,532	1,151
Net Cash Used by Financing Activities	(81,124)	(26,458)

Effect of Exchange Rate Changes on Cash	(12,928)	16,608

Net (Decrease)/Increase in Cash and Equivalents	(4,739)	102,779
Cash and Equivalents at Beginning of Period	332,964	192,072
Cash and Equivalents at End of Period	$328,225	$294,851

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, changes in equity and cash flows for the interim periods presented.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

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

The Company has also adopted a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities.  This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has a controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.  The standard is effective for fiscal years beginning after November 15, 2009.  The adoption did not have an impact on our financial statements and disclosures.

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

The Company has expressed the intention to reinvest the undistributed earnings of its non-U.S. subsidiaries.  In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  Undistributed earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.  It is not practicable to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings.  The Company will continue to periodically evaluate if it will repatriate non-U.S. subsidiary current year earnings or a portion thereof.  The Company repatriated approximately $80 million of current year earnings in the second quarter of 2010.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At September 30, 2010 and December 31, 2009, approximately 20% and 21%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component and net of reserves, consisted of:

	September 30,	December 31,
	2010	2009

Raw materials	$98,650	$81,452
Work in progress	72,376	66,431
Finished goods	103,107	86,192
Total	274,133	234,075
Less LIFO Reserve	(4,180)	(3,268)
Total	$269,953	$230,807

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2009 are as follows by reporting segment:

		Beauty &		Corporate
	Pharma	Home	Closures	and Other	Total

Goodwill	$28,424	$161,816	$40,338	$1,615	$232,193
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2009	$28,424	$161,816	$40,338	$—	$230,578
Foreign currency exchange effects	(1,023)	(889)	(1,226)	—	(3,138)
Goodwill	$27,401	$160,927	$39,112	$1,615	$229,055
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2010	$27,401	$160,927	$39,112	$—	$227,440

The table below shows a summary of intangible assets as of September 30, 2010 and December 31, 2009.

		September 30, 2010			December 31, 2009
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$18,670	$(16,011)	$2,659	$19,368	$(15,655)	$3,713
License agreements and other	6	23,848	(20,578)	3,270	26,261	(20,886)	5,375
Total intangible assets	10	$42,518	$(36,589)	$5,929	$45,629	$(36,541)	$9,088

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2010 and 2009 was $806 and $2,113, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2010 and 2009 was $2,640 and $4,181, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2010	$884	(remaining estimate amortization for 2010)
2011	1,950
2012	871
2013	711
2014	648

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2010.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans

Three months ended September 30,	2010	2009	2010	2009

Service cost	$1,220	$1,091	$404	$479
Interest cost	1,072	955	571	638
Expected return on plan assets	(1,054)	(932)	(333)	(251)
Amortization of net loss	164	60	62	160
Amortization of prior service cost	1	1	87	97
Net periodic benefit cost	$1,403	$1,175	$791	$1,123

	Domestic Plans		Foreign Plans

Nine months ended September 30,	2010	2009	2010	2009

Service cost	$3,587	$3,273	$1,233	$1,315
Interest cost	3,151	2,865	1,745	1,835
Expected return on plan assets	(3,098)	(2,796)	(1,018)	(720)
Amortization of net loss	482	180	189	459
Amortization of prior service cost	3	3	265	278
Net periodic benefit cost	$4,125	$3,525	$2,414	$3,167

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company has contributed $7.4 million, as of September 30, 2010, to its domestic defined benefit plans.  The Company also expects to contribute approximately $6.7 million to its foreign defined benefit plans in 2010, and as of September 30, 2010, has contributed approximately $0.6 million.

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

As of September 30, 2010, the Company recorded the fair value of the interest rate swap as $0.3 million in miscellaneous other assets with a corresponding increase to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $5 million.  No gain or loss was recorded in the income statement in 2009 or for the three and nine months ended September 30, 2010 as any hedge ineffectiveness for the period was immaterial.

CASH FLOW HEDGES

As of September 30, 2010, the Company had one foreign currency cash flow hedge.  A French entity of Aptargroup, Aptargroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.6 million) as of September 30, 2010.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.4 million) as of September 30, 2009.

During the nine months ended September 30, 2010, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  The Company’s foreign currency forward contracts hedge forecasted transactions for less than two years.

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

OTHER

As of September 30, 2010, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepayments and other, $2.0 million in accounts payable and accrued liabilities, and $2.5 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2010 had an aggregate contract amount of $81.2 million.

Fair Value of Derivative Instruments in the Statements of Financial Position as of September 30, 2010

and December 31, 2009

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009

Derivative Assets
Interest Rate Contracts	Miscellaneous	$302	$574
		$302	$574
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$336	$293
Foreign Exchange Contracts	Deferred and other non-current liabilities	275	437
		$611	$730
Derivative Contracts Not Designated as Hedging Instruments

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$668	$902
		$668	$902
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,672	$885
Foreign Exchange Contracts	Deferred and other non-current liabilities	2,256	2,020
		$3,928	$2,905

The Effect of Derivative Instruments on the Statements of Financial Performance

for the Quarters Ended September 30, 2010 and September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2010	2009
Foreign Exchange Contracts	$(6)	$17
	$(6)	$17

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Foreign Exchange Contracts	Miscellaneous, net	$(3,207)	$(1,149)
		$(3,207)	$(1,149)

The Effect of Derivative Instruments on the Statements of Financial Performance

for the Nine Months Ended September 30, 2010 and September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2010	2009
Foreign Exchange Contracts	$6	$7
	$6	$7

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Foreign Exchange Contracts	Miscellaneous, net	$(4,334)	$(3,253)
		$(4,334)	$(3,253)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  Management believes the resolution of these claims and lawsuits will not have a material adverse or positive effect on the Company’s financial position, results of operations or cash flow.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company had no liabilities recorded for these agreements as of September 30, 2010.

NOTE 7 — STOCK REPURCHASE PROGRAM

During the three and nine months ended September 30, 2010, the Company repurchased approximately 600 thousand and 1.4 million shares for aggregate amounts of $25.8 million and $58.8 million, respectively.  As of September 30, 2010, the Company has a remaining authorization to repurchase 2.3 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.  There is no time limit on the repurchase authorization.

NOTE 8 — EARNINGS PER SHARE

Aptargroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2010		September 30, 2009
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$46,983	$46,983	$33,498	$33,498

Average equivalent shares
Shares of common stock	67,213	67,213	67,691	67,691
Effect of dilutive stock based compensation
Stock options	2,147	—	1,791	—
Restricted stock	14	—	7	—
Total average equivalent shares	69,374	67,213	69,489	67,691
Net income per share	$0.68	$0.70	$0.48	$0.49

	Nine months ended
	September 30, 2010		September 30, 2009
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$132,700	$132,700	$88,623	$88,623

Average equivalent shares
Shares of common stock	67,471	67,471	67,691	67,691
Effect of dilutive stock based compensation
Stock options	2,438	—	2,094	—
Restricted stock	12	—	5	—
Total average equivalent shares	69,921	67,471	69,790	67,691
Net income per share	$1.90	$1.97	$1.27	$1.31

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Revenue:
Beauty & Home	$270,372	$242,485	$805,670	$673,612
Closures	139,097	124,867	421,672	365,302
Pharma	112,020	109,382	331,944	315,989
Other	38	49	108	126
Total Revenue	521,527	476,783	1,559,394	1,355,029

Less: Intersegment Sales:
Beauty & Home	$3,559	$2,864	$11,698	$8,378
Closures	134	79	886	251
Pharma	260	124	774	284
Other	37	48	107	124
Total Intersegment Sales	$3,990	$3,115	$13,465	$9,037

Net Sales:
Beauty & Home	$266,813	$239,621	$793,972	$665,234
Closures	138,963	124,788	420,786	365,051
Pharma	111,760	109,258	331,170	315,705
Other	1	1	1	2
Net Sales	$517,537	$473,668	$1,545,929	$1,345,992

Segment Income (1):
Beauty & Home	$30,630	$16,815	$87,760	$38,769
Closures	15,403	10,443	51,890	35,800
Pharma	35,169	31,269	96,811	91,752
Corporate & Other	(10,391)	(5,722)	(32,250)	(26,141)
Income from continuing operations before interest and taxes	$70,811	$52,805	$204,211	$140,180
Interest expense, net	(2,703)	(3,193)	(8,532)	(9,811)
Net income/(Loss) Attributable to Noncontrolling Interests	38	(31)	175	(90)
Income from continuing operations before income taxes	$68,146	$49,581	$195,854	$130,279

(1)   Included in the Segment Income figures reported above are consolidation/severance expenses, for the three and nine months ended September 30, 2010 and September 30 2009, as follows:

CONSOLIDATION/SEVERANCE EXPENSES
Beauty & Home	$—	$(1,246)	$—	$(1,503)
Closures	(381)	(1,385)	(381)	(4,223)
Pharma	—	—	—	—
Total Consolidation/Severance Expenses	$(381)	$(2,631)	$(381)	$(5,726)

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

In August 2009, the Company acquired Covit do Brasil Componentes de Alumínio para Perfumaria Ltda. (Covit do Brasil) for approximately $7.6 million in cash.  Covit do Brasil has been operating in Brazil since 2005 developing and supplying anodized aluminum parts primarily for the fragrance/cosmetic market.  Covit do Brasil generally supplies parts to other companies within Aptargroup.  No debt was assumed in the transaction.  Covit do Brasil’s annual revenues were approximately $7.0 million, of which approximately $6.0 million were with Aptargroup subsidiaries.  The excess purchase price over the fair value of assets acquired was allocated to Goodwill.  Goodwill of approximately $0.7 million was recorded on the transaction.  The results of operations subsequent to the acquisition are included in the reported income statement.  Covit do Brasil is included in the Beauty & Home reporting segment.

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

Compensation expense recorded attributable to stock options for the first nine months of 2010 was approximately $9.8 million ($7.0 million after tax), or $0.10 per share (basic and diluted).  The income tax benefit related to this compensation expense was approximately $2.9 million.  Approximately $8.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first nine months of 2009 was approximately $8.4 million ($6.3 million after tax), or $0.09 per share (basic and diluted). The income tax benefit related to this compensation expense was approximately $1.7 million.  Approximately $7.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $9.18 and $7.33 per share in 2010 and 2009, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:

Nine months ended September 30,	2010	2009

Dividend Yield	1.8%	1.6%
Expected Stock Price Volatility	22.7%	24.2%
Risk-free Interest Rate	3.7%	2.2%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan was $10.07 and $7.90 per share in 2010 and 2009, respectively.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:

Nine months ended September 30,	2010	2009

Dividend Yield	1.7%	1.7%
Expected Stock Price Volatility	22.6%	24.9%
Risk-free Interest Rate	3.4%	3.1%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans as of September 30, 2010, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2010	8,376,677	$26.13	205,000	$24.87
Granted	1,223,630	36.42	64,000	40.34
Exercised	(1,130,295)	18.99	(34,000)	21.95
Forfeited or expired	(13,560)	32.57	—	—
Outstanding at September 30, 2010	8,456,452	$28.56	235,000	$29.50
Exercisable at September 30, 2010	6,001,629	$26.09	139,000	$24.36

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2010	6.1		6.4
Exercisable at September 30, 2010	4.9		4.2

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2010	$143,394		$3,799
Exercisable at September 30, 2010	$116,676		$2,962

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2010	$24,034		$703
September 30, 2009	$7,733		$—

The fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $11.7 million and $11.0 million, respectively.  Cash received from option exercises was approximately $23.6 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.4 million in the nine months ended September 30, 2010.  Cash received from option exercises was approximately $5.0 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $1.7 million in the nine months ended September 30, 2009.  As of September 30,

2010, the remaining valuation of stock option awards to be expensed in future periods was $7.5 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of September 30, 2010, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2010	15,178	$32.04
Granted	16,500	35.53
Vested	(9,375)	31.84
Nonvested at September 30, 2010	22,303	$34.71

Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2010 and 2009 was approximately $452 and $136 thousand, respectively.  The fair value of units vested during the nine months ended September 30, 2010 and 2009 was $298 and $323 thousand, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2010 and 2009 was $330 and $319 thousand, respectively.  As of September 30, 2010 there was $136 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $11.6 and $10.8 million recorded for income tax uncertainties as of September 30, 2010 and December 31, 2009, respectively.  The $0.8 million change in income tax uncertainties was primarily the result of a $1.4 million decrease related to the favorable settlements of foreign tax audits and lapse of applicable statute of limitations and $2.3 million increase related to changes in estimate on prior period tax uncertainties for certain foreign jurisdictions.  The amount, if recognized, that would impact the effective tax rate is $10.7 and $10.0 million, respectively.  The Company does not anticipate any significant changes to the amount recorded for income tax uncertainties over the next 12 months.

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

•      Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2010, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$302	$—	$302	$—
Forward exchange contracts (b)	668	—	668	—
Total assets at fair value	$970	$—	$970	$—

Liabilities
Forward exchange contracts (b)	$4,539	$—	$4,539	$—
Total liabilities at fair value	$4,539	$—	$4,539	$—

As of December 31, 2009, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$574	$—	$574	$—
Forward exchange contracts (b)	902	—	902	—
Total assets at fair value	$1,476	$—	$1,476	$—

Liabilities
Forward exchange contracts (b)	$3,635	$—	$3,635	$—
Total liabilities at fair value	$3,635	$—	$3,635	$—

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

NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE

In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions.  The total costs associated with the consolidation/severance programs are $7.9 million.  The plan has been substantially completed, subject to the settlement of remaining reserve balances.

As of September 30, 2010 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning				Ending
	Reserve at	Net			Reserve at
	12/31/09	Charges	Cash Paid	FX Impact	9/30/10

Employee severance	$3,816	$438	$(2,388)	$(223)	$1,643
Other costs	619	(57)	(312)	(30)	220
Totals	$4,435	$381	$(2,700)	$(253)	$1,863

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	66.2	67.7	65.9	66.8
Selling, research & development and administration	13.7	13.6	14.3	15.2
Depreciation and amortization	6.3	7.0	6.4	7.0
Facilities Consolidation and Severance Expenses	0.1	0.5	0.0	0.5
Operating Income	13.7	11.2	13.4	10.5
Other income (expense)	(0.5)	(0.7)	(0.7)	(0.8)
Income before income taxes	13.2	10.5	12.7	9.7

Net income	9.1%	7.1%	8.6%	6.6%

Effective Tax Rate	31.0%	32.5%	32.2%	32.0%

NET SALES

Net sales for the quarter and nine months ended September 30, 2010 were $518 million and $1.5 billion, respectively, representing increases of 9% and 15%, respectively, over the same periods a year ago.  The average U.S. dollar exchange rate was stronger compared to the Euro in the third quarter of 2010 compared to 2009, and as a result, changes in exchange rates negatively impacted sales by approximately 5% for the quarter.  For the nine months ended September 30, 2010, the exchange rate impact was insignificant.  The remaining 14% and 15% of sales increases for the three and nine months ended September 30, 2010, were due primarily to higher product and custom tooling sales to our customers.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	% of Total	2009	% of Total	2010	% of Total	2009	% of Total

Domestic	$150,267	29%	$135,652	28%	$454,380	29%	$382,778	28%
Europe	288,130	56%	273,142	58%	875,689	57%	779,710	58%
Other Foreign	79,140	15%	64,874	14%	215,860	14%	183,504	14%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales decreased to 66.2% in the third quarter of 2010 compared to 67.7% in the third quarter of 2009.

The following factors reduced our cost of sales percentage in the third quarter of 2010:

Improved Utilization of Overhead Costs in Certain Operations.  Several of our business operations, especially within the Beauty & Home business segment, saw an increase in unit volumes produced and sold.  As a result of these higher production levels, overhead costs were better utilized, thus positively impacting cost of goods sold as a percentage of net sales.

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

The following factors increased our cost of sales percentage in the third quarter of 2010:

Increasing Raw Material Costs.  Raw material costs, in particular plastic resin, increased in the third quarter of 2010 over 2009.  While the majority of these cost increases are passed along to our customers in our selling prices, we experienced the usual lag in the timing of passing on these cost increases.

Mix of Products Sold.  Compared to the prior year, our Pharma segment sales represented a smaller percentage of our overall sales.  This negatively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall company average.

Our cost of sales as a percent of net sales decreased to 65.9% in the first nine months of 2010 compared to 66.8% in the first nine months of 2009.  The decrease is primarily due to the same factors mentioned above, except that the change in U.S. Dollar currency had little impact on the results for the first nine months of 2010 compared to 2009.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $6.7 million in the third quarter of 2010 compared to the same period a year ago.  On a constant currency basis, the increase would have been approximately $9.9 million in the quarter.  The majority of the increase is due to general compensation and professional fee increases.  SG&A as a percentage of net sales remained relatively consistent at 13.7% compared to 13.6% in the same period of the prior year.

SG&A increased by approximately $16.0 million for the nine months ended September 30, 2010 compared to the same period a year ago.  On a constant currency basis, the increase would have been approximately $17.8 million for the year.  The increase is due primarily to the reason mentioned above as well as higher stock option expense in the first nine months of 2010 versus the prior year.  SG&A as a percentage of net sales decreased primarily as a result of leveraging costs compared to the increased sales.  For the nine months ended September 30, 2010, the percentage decreased to 14.3% compared to 15.2% of net sales in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses decreased approximately $0.7 million in the third quarter of 2010 to $32.4 million compared to $33.1 million in the third quarter of 2009.  On a constant currency basis, the expense would have increased by approximately $1.2 million in the quarter.  The majority of this increase is related to the roll-out of our global enterprise resource planning system, which was first placed into service during the third quarter of 2009.  Depreciation and amortization as a percentage of net sales decreased to 6.3% in the third quarter of 2010 compared to 7.0% for the same period a year ago due to the increase in sales.

Depreciation and amortization expenses increased approximately $4.3 million in the first nine months of 2010 to $98.9 million compared to $94.6 million for the first nine months of 2009.  On a constant currency basis, the expense would have increased by approximately $5.8 million for the year.  As with the quarter, the majority of this increase is related to the roll-out of our global enterprise resource planning system, which was first placed into service during the third quarter of 2009.  Depreciation and amortization as a percentage of net sales decreased to 6.4% for the nine months ended September 30, 2010 compared to 7.0% in the same period of the prior year.

FACILITIES CONSOLIDATION AND SEVERANCE

Facilities consolidation and severance expenses were $381 thousand in the third quarter of 2010.  The amount represents the recognition of expenses related to the Company’s previously announced plan to consolidate several facilities and reduce headcount and changes in estimates.  The cumulative total amount since the program was initiated during the second quarter of 2009 is $7.9 million.

OPERATING INCOME

Operating income increased approximately $18.2 million in the third quarter of 2010 to $71.1 million compared to $52.9 million in the same period in the prior year.  Strong increases in sales volumes at each segment and improved capacity utilization in our Beauty & Home segment contributed to the rise in operating income.  This, combined with our cost containment efforts and the reduction in facilities consolidation and severance program charges, led to the improvement in operating income.  Operating income as a percentage of net sales increased to 13.7% in the third quarter of 2010 compared to 11.2% for the same period in the prior year.

Operating income increased approximately $65.3 million in the first nine months of 2010 to $206.8 million compared to $141.5 million in the same period in the prior year.  The increase is primarily due to the same reasons mentioned above for the third quarter results.  Operating income as a percentage of sales increased to 13.4% in the first nine months of 2010 compared to 10.5% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the third quarter of 2010 decreased to $3.0 million from $3.4 million in the same period in the prior year.  The majority of this difference is related to a decrease in interest expense of $0.5 million due to lower interest rates on borrowings.

Net other expenses for the nine months ended September 30, 2010 decreased slightly to $10.9 million from $11.2 million in the same period in the prior year.  A $2.0 million decrease in interest expense was largely offset by a corresponding $0.8 million decrease in interest income due to lower interest rates on our investments as well as a $1.0 million increase in miscellaneous expense mainly due to higher foreign exchange losses.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 31.0% and increased to 32.2% for the three and nine months ended September 30, 2010, respectively, compared to 32.5% and 32.0% for the same periods ended September 30, 2009.  The quarter decrease is related to the favorable settlements of certain foreign tax audits and lapse of applicable statute of limitations and additional tax benefits recognized in Brazil offset by changes in estimate on prior period tax uncertainties for certain foreign jurisdictions recorded in the quarter.  The nine month increase reflects a higher dividend repatriation amount in 2010 compared to 2009.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to Aptargroup, Inc. of $47.0 million and $132.7 million in the third quarter and nine months ended September 30, 2010, respectively, compared to $33.5 million and $88.6 million for the same periods in the prior year.

BEAUTY & HOME SEGMENT

Operations that sell spray and lotion dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$266,813	$239,621	$793,972	$665,234
Segment Income (1)	30,630	16,815	87,760	38,769
Segment Income as a percentage of Net Sales	11.5%	7.0%	11.1%	5.8%

(1)   The Company evaluates performance of its business units and allocates resources based upon Segment Income.  Segment Income is defined as earnings before interest expense in excess of interest income, stock option and certain corporate expenses, income taxes and unusual items.  For a reconciliation of Segment Income to income before income taxes, see Note 9 — Segment Information to the Condensed Consolidated Financial Statements in Item 1.

Net sales for the quarter ended September 30, 2010 increased 11% to $266.8 million compared to $239.6 million in the third quarter of the prior year.  Exchange rate changes negatively impacted sales by approximately 5% during the quarter.  Excluding changes in exchange rates, sales increased 16% in the third quarter of 2010 compared to the same quarter of the prior year.  Sales, excluding foreign currency changes, to the fragrance/cosmetics and personal care markets increased approximately 25% and 4% respectively in the third quarter of 2010 compared to the same period in the prior year.  General market improvement as well as the lack of inventory destocking that occurred in 2009 led to this increase.

Net sales increased 19% in the first nine months of 2010 to $794.0 million compared to $665.2 million in the first nine months of the prior year.  The stronger U.S. dollar compared to the Euro negatively impacted sales by approximately 1%.  Excluding changes in exchange rates, sales increased 20% for the first nine months of 2010 compared to the same period of the prior year.  Sales of our products, excluding foreign currency changes, to the fragrance/cosmetic and personal care markets increased approximately 23% and 17%, respectively, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the reasons noted above.

Segment Income for the third quarter of 2010 increased approximately 82% to $30.6 million compared to $16.8 million reported in the same period in the prior year.  Profitability increased primarily due to higher sales, capacity utilization and leveraging of our cost structure from increased unit volumes and cost containment efforts.  Segment Income for the third quarter of 2009 includes a $1.2 million charge for consolidation/severance expenses.  Excluding this charge, Beauty & Home Segment Income increased 70% or $12.6 million in the third quarter of 2010 compared to the third quarter of 2009.

Segment Income for the first nine months of 2010 increased approximately 126% to $87.8 million compared to $38.8 million reported in the same period in the prior year.  The profitability increase for the first nine months of 2010 is due to the same reasons mentioned above for the third quarter.  Segment Income for the first nine months of 2009 includes a $1.5 million charge for consolidation/severance expenses.  Excluding this charge, Beauty & Home Segment Income increased 118% or $47.5 million for the first nine months of 2010 compared to the first nine months of 2009.

CLOSURES SEGMENT

The Closures segment designs and manufactures primarily dispensing closures.  These products are sold primarily to the personal care, household and food/beverage markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$138,963	$124,788	$420,786	$365,051
Segment Income	15,403	10,443	51,890	35,800
Segment Income as a percentage of Net Sales	11.1%	8.4%	12.3%	9.8%

Net sales for the quarter ended September 30, 2010 increased approximately 11% to $139.0 million compared to $124.8 million in the third quarter of the prior year.  The stronger U.S. dollar compared to the Euro negatively impacted sales by approximately 3%.  Therefore, core product sales, excluding changes in foreign currency rates, increased 14%.  Higher tooling sales contributed a $0.6 million increase when comparing the third quarter of 2010 to the same period in the prior year.  The pass-through of higher resin costs to customers had a positive impact on sales of $7.2 million.  Product sales, excluding foreign currency changes, to the personal care market increased approximately 7% in the third quarter of 2010 compared to the same period in the prior year, while increases for household and food and beverage markets were 34% and 16%, respectively.  These increases are primarily due to strong demand across all regions and markets.

Net sales for the first nine months of 2010 increased approximately 15% to $420.8 million compared to $365.1 million in the first nine months of the prior year.  The change in the U.S. dollar compared to the Euro had no impact on the year to date increase.  The pass-through of higher resin costs to customers had a positive impact on sales of $17.3 million.  Sales excluding foreign currency changes to the personal care, household and food and beverage markets increased approximately 13%, 29% and 11%, respectively, in the first nine months of 2010 compared to the same period in the prior year.  These increases are primarily due to the resin price pass-through, strong demand and lack of inventory destocking as discussed above.

Segment Income in the third quarter of 2010 increased approximately 47% to $15.4 million compared to $10.4 million reported in the same period in the prior year.  The primary causes for the increase are the positive sales factors noted above along with a decrease relating to consolidation/severance expenses.  Consolidation/severance expenses were $0.4 million in 2010 and $1.4 million in 2009.  Excluding the charge for consolidation/severance expenses, Closures segment Income improved 33% or $4 million.

Segment Income in the first nine months of 2010 increased approximately 45% to $51.9 million compared to $35.8 million reported in the same period of the prior year.  As noted above, the reported nine month results were negatively impacted by consolidation/severance costs of $0.4 million in 2010 and $4.2 million in 2009.  The remaining increase in Segment Income is primarily due to the positive sales factors discussed above as well as the leveraging of fixed costs from increased volumes and successes from our cost savings efforts.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$111,760	$109,258	$331,170	$315,705
Segment Income	35,169	31,269	96,811	91,752
Segment Income as a percentage of Net Sales	31.5%	28.6%	29.2%	29.1%

Net sales for the Pharma segment increased by 2% in the third quarter of 2010 to $111.8 million compared to $109.3 million in the third quarter of 2009.  The stronger U.S. dollar compared to the Euro negatively impacted sales by approximately 6%.  Therefore, core product sales, excluding changes in foreign currency rates, increased 8%.  The increase was primarily due to higher custom tooling sales and stronger metered dose valve and pump volumes.

Net sales for the Pharma segment improved by 5% in the first nine months of 2010 to $331.2 million compared to $315.7 million in the first nine months of 2009.  The stronger U.S. dollar compared to the Euro negatively impacted sales by approximately 2%.  Therefore, core product sales, excluding changes in foreign currency rates, increased 7%.  The increase is related to both metered dose and pump products.

Segment Income in the third quarter of 2010 increased approximately 12% to $35.2 million compared to $31.3 million reported in the same period in the prior year.  Segment Income in the first nine months of 2010 increased approximately 6% to $96.8 million compared to $91.8 million reported in the same period in the prior year.  This increase is mainly attributed to the increase in sales.

FOREIGN CURRENCY

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities.  Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the British Pound and South American and Asian currencies, among others.  We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  Changes in exchange rates on such inter-country sales could materially impact our results of operations.

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

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2010 compared to the prior year is as follows:

	2010	2009
First Quarter	$6.0	$5.1
Second Quarter	2.2	1.7
Third Quarter	1.6	1.6
Fourth Quarter (estimated)	1.4	1.4
	$11.2	$9.8

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $328.2 million at September 30, 2010 from $333.0 million at December 31, 2009 due to changes in exchange rates.  Total short and long-term interest bearing debt decreased in the first nine months of 2010 to $320.6 million from $338.0 million at December 31, 2009.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) decreased at the end of September 2010 to (0.6%) compared to 0.4% at December 31, 2009.

In the first nine months of 2010, our operations provided approximately $178.4 million in cash flow compared to $222.1 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The decrease in cash flow from operations is due primarily to an increase in working capital compared to the prior year to fund the growth of the business.  During the first nine months of 2010, we utilized the majority of the operating cash flows to finance capital expenditures and share repurchases.

We used $89.1 million in cash for investing activities during the first nine months of 2010, compared to $109.5 million during the same period a year ago.  The decrease in cash used for investing activities is due primarily to $16.0 million less spent on capital expenditures in the first nine months of 2010 compared to the first nine months of 2009.  Cash outlays for capital expenditures for 2010 are estimated to be approximately $130 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used approximately $81.1 million in cash on financing activities in the first nine months of 2010 compared to $26.5 million in cash provided in the first nine months of the prior year.  The increase in cash used from financing activities is due primarily to a decrease of $19.6 million of short term notes payable and an increase of $47.7 million in repurchases of our common stock.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2010
Debt to total capital ratio	Maximum of 55%	20%

We expect to close on a $100 million private debt placement in the fourth quarter. The proceeds of this private placement will be used to primarily pay down our revolving credit facility.  Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1 billion at September 30, 2010 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $328.2 million in cash and equivalents is located outside of the U.S.

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

On October 20, 2010, the Board of Directors declared a quarterly dividend of $0.18 per share payable on November 24, 2010 to stockholders of record as of November 3, 2010.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued new guidelines and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures for purchases, sales, issuances, and settlements on a gross basis for Level 3 fair value measurements.  These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010.  As this standard is disclosure related, we do not anticipate the adoption will have a material impact on the Company.

OUTLOOK

As we look to the fourth quarter, we are coming up against a more difficult comparison to a record fourth quarter of last year that was influenced by rebounding markets and the strong euro relative to the dollar.  The markets are returning to more normal patterns and the euro is in a weaker position than a year ago.  We remain confident that our diverse business model will continue to be a buffer should there be any deceleration to the recent economic recoveries in the U.S. and Europe.

We currently expect fourth quarter diluted earnings per share to be in the range of $.53 to $.58 per share compared to $.52 per share reported last year.  Last year’s earnings per share included the negative effect of $.02 per share from charges related to our consolidation/severance program.

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

•                   work stoppages due to labor disputes;

•                   fiscal and monetary policy, including changes in worldwide tax rates;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a material impact on the translation of the financial condition and results of operations of our entities.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the British Pound and South American and Asian currencies, among others.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations.  Conversely, a weakening U.S. dollar has an additive effect.

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

The table below provides information as of September 30, 2010 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the fourth quarter of 2010 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$36,851	0.7584	36,851-65,278
British Pound/Euro	11,574	1.2029	8,979-11,574
Czech Koruna/Euro	9,441	0.0404	7,986-9,441
Euro/Swiss Franc	6,721	1.3162	2,431-6,721
Euro/U.S. Dollar	6.370	1.2874	6,370-8,371
Euro/Brazilian Real	4,038	5.0245	4,038-4,038
Chinese Yuan/U.S. Dollar	2,750	0.1474	2,750-3,450
Euro/Chinese Yuan	1,195	8.6871	104-1,739
Euro/Japanese Yen	850	112.3400	850-969
U.S. Dollar /Chinese Yuan	660	6.7412	500-750
Other	761
Total	$81,211

As of September 30, 2010, we have recorded the fair value of foreign currency forward exchange contracts of $2.0 million in accounts payable and accrued liabilities, $0.7 million in prepayments and other and $2.5 million in deferred and other non-current liabilities in the balance sheet.

At September 30, 2010, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $5 million which requires us to pay an average variable interest rate (which was 0.7% at September 30, 2010) and receive a fixed rate of 6.6%.  The variable rate is adjusted semiannually based on London Interbank Offered Rates.  Variations in market interest rates would produce changes in our net income.  If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease approximately $.03 million assuming a tax rate of 32.0%.  As of September 30, 2010, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.3 million in miscellaneous other assets with an offsetting adjustment to debt.  No gain or loss was recorded in the income statement in 2010 as any hedge ineffectiveness for the period is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2010 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2010, the FCP Aptar Savings Plan (the “Plan”) sold 2,647 shares of our common stock on behalf of the participants at an average price of $43.88 per share, for an aggregate amount of $116 thousand.  At September 30, 2010, the Plan owns 18,200 shares of our common stock.  The employees of Aptargroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the Plan.  All eligible participants are located outside of the United States.  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Asset Management.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

7/1 – 7/31/10	150,150	$43.19	150,150	2,711,358
8/1 – 8/31/10	360,455	42.62	360,455	2,350,903
9/1 – 9/30/10	89,759	44.09	89,759	2,261,144
Total	600,364	$42.98	600,364	2,261,144

The Company announced the existing repurchase program on July 17, 2008.  There is no expiration date for this repurchase program.

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2010, filed with the SEC on November 3, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets - September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aptargroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 3, 2010

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2010, filed with the SEC on November 3, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets - September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)

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