Form 10-K
period 2010-12-31
APTARGROUP INC
filed 2011-02-25
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-11846

Aptargroup, Inc.

DELAWARE	36-3853103

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act:
 NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 was $2,528,233,643.

The number of shares outstanding of common stock, as of February 22, 2011, was 67,024,301 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 2011 are incorporated by reference into Part III of this report.

Aptargroup, Inc.

FORM 10-K

For the Year Ended December 31, 2010

i /ATR

2010 Form 10-K

PART I

ITEM 1.    BUSINESS

BUSINESS OF APTARGROUP

 We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/cosmetic, pharmaceutical, household and food and beverage markets. We provide value-added dispensing systems (primarily pumps, closures and aerosol valves) to global consumer product marketers allowing them to differentiate their products and meet consumers' need for convenience.

        Our business was started in the late 1940's, manufacturing and selling aerosol valves in the United States, and has grown primarily through the acquisition of relatively small companies and internal expansion. We were incorporated in Delaware in 1992. In this report, we may refer to Aptargroup, Inc. and its subsidiaries as "Aptargroup" or the "Company".

        We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 6% of our 2010 net sales.

        Sales of our dispensing systems have traditionally grown at a faster rate than the overall packaging industry as consumers' preference for convenience has increased and product differentiation through packaging design has become more important to our customers. Consumer product marketers have converted many of their products to packages with dispensing systems that offer the benefit of enhanced shelf appeal, convenience, cleanliness or accuracy of dosage. We expect this trend to continue.

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

AVAILABLE INFORMATION

 Our periodic and current reports are available, free of charge, through a link on the Investors page of our website (www.aptar.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. Also posted on our website are the charters for our Audit, Compensation, Governance and Executive Committees, our Governance Principles and our Code of Business Conduct & Ethics. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to or waiver to the Code of Business Conduct & Ethics applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

DESCRIPTION OF APTARGROUP'S REPORTING SEGMENTS

FINANCIAL INFORMATION ABOUT SEGMENTS

 The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. During fiscal 2010, we had three reportable business segments: Beauty & Home, Closures and Pharma. Operations that sell spray and lotion dispensing systems and accessories primarily to the personal care, fragrance/cosmetic and household markets form the Beauty & Home segment. Operations that sell closures to each market served by Aptargroup form the Closures segment. Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment. Each of these three business segments is described more fully below. A summary of revenue, by segment, from external customers, profitability and total assets based upon this reporting structure for each of the last three years is shown in Note 16 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

        During 2010, we announced a strategic realignment of our businesses, including a new organizational structure that became effective at the beginning of fiscal year 2011. Aptargroup's new organizational structure consists of three market-focused lines of business which are Aptar Beauty + Home, Aptar Pharma and Aptar Food + Beverage. This new structure will make it easier for our customers to do business with us and will also broaden and accelerate the development of innovative new products with a global focus on market applications and consumer preferences. We will report under this new structure beginning with the 2011 first quarter results. Prior periods will also be reclassified and disclosed according to the new structure at that time.

1 /ATR

2010 Form 10-K

BEAUTY & HOME

 The Beauty & Home segment is our largest segment in terms of revenue and total assets representing 52% and 48% of Aptargroup's Net Sales and Total Assets, respectively. The Beauty & Home segment primarily sells pumps, aerosol valves and accessories to the personal care and household markets and pumps and decorative components to the fragrance/cosmetic market. We believe we are the leading supplier of fragrance/cosmetic and personal care fine mist spray pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. We believe we are also one of the largest continuous spray aerosol valve suppliers worldwide.

 Fragrance/Cosmetic.    Sales to the fragrance/cosmetic market for Beauty & Home accounted for approximately 58% of the segment's total net sales in 2010. The fragrance/cosmetic market requires a broad range of pump dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. Our airless dispensing systems, spray and lotion sampling devices, and decorative capabilities will also provide growth opportunities. We have experienced significant growth in recent years in Latin America particularly in the sales of our products to the fragrance market and we believe there are significant opportunities for growth in the sale of our products for cosmetic applications in Asia.

 Personal Care.    Sales to the personal care market for Beauty & Home accounted for approximately 35% of the segment's total net sales in 2010. Personal care products include fine mist spray pumps, lotion pumps and continuous spray aerosol valves. Typical personal care spray pump applications include hair care, sun care and deodorant products. Typical lotion pump applications include skin moisturizers, hand sanitizers and soap. Typical personal care continuous aerosol valve applications include hair care products, deodorants, shaving creams and sun care lotions. Our research and development teams continue to design unique accessories that increase the value of our continuous aerosol valve offerings. Further, our bag-on-valve technology continues to provide marketers with unparalleled functionality. This technology physically separates the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. Sun care, tooth gel, shave gel and nasal saline applications are examples of product applications using this technology.

 Household.    Sales to the household market for Beauty & Home accounted for approximately 6% of the segment's total net sales in 2010. Household products primarily use either continuous or metered dose spray aerosol valves and to a lesser degree spray pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides, and automotive products. Metered dose valves are used for air fresheners. Spray pump applications primarily include household and industrial cleaners.

CLOSURES

 The Closures segment is our second largest segment in terms of revenue and total assets representing 26% and 18% of Aptargroup's Net Sales and Total Assets, respectively. We believe that we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe. We primarily manufacture dispensing closures and, to a lesser degree, non-dispensing closures.

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

 Personal Care.    Historically, the majority of our dispensing closure sales have been to the personal care market. Sales to the personal care market for Closures accounted for approximately 53% of the segment's total net sales in 2010. Products with dispensing closures include shampoos, shower gels, hand sanitizers and skin care lotions. While many personal care products in the U.S. and Europe have already converted from non-dispensing to dispensing closures, we expect to benefit from similar conversions in other geographic areas such as Eastern Europe (including Russia), Latin America and Asia. From a market perspective, we also see growth opportunities in newer categories such as grooming products for men.

 Food/Beverage.    Sales to the food/beverage market for Closures accounted for approximately 34% of the segment's total net sales in 2010. Sales of dispensing closures to the food/beverage market have increased significantly over the last several years as we continue to see an increase of interest from food/beverage marketers using dispensing closures for their products. Examples of food/beverage products currently utilizing dispensing closures include condiments, salad dressings, syrups, honey, water and dairy creamers. We believe there are good growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our silicone valve dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems, in particular for the single and multi-serve non-carbonated beverage industry. During 2010 we acquired assets related to a technology that bonds aluminum to

2 /ATR

2010 Form 10-K

plastic (BAP™). This technology allows for a liner with a pull ring to be bonded directly to the container providing added convenience for the consumer in the removal of the liner.

 Household.    Sales to the household market for Closures accounted for approximately 8% of the segment's total net sales in 2010. While we have had success worldwide in selling dispensing closures to this market, it has not represented a significant amount of total dispensing closure sales. Products utilizing dispensing closures include dishwashing detergents, laundry care products and household cleaners.

 Fragrance/Cosmetic.    Sales to the fragrance/cosmetic market are not a significant part of Closures sales (approximately 2% of segment net sales in 2010), but they are mentioned here as an example of a growth area for the Closures segment. We are optimistic that we will continue to increase sales to this market with our Pinpoint™ dispensing silicone valve tip targeted at cosmetic applications, in particular for eye creams and other applications requiring precise application.

PHARMA

 While the Pharma segment is our third largest segment in terms of revenue and total assets, accounting for 22% and 16% of Aptargroup's Net Sales and Total Assets, respectively, it is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves ("MDI's") to the pharmaceutical market worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, Switzerland and the United States. We believe that the conversion from traditional medication forms such as pills and syringes to value-added, convenient dispensing systems will continue to increase.

        Pumps sold to the pharmaceutical market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for allergy or nasal decongestant treatments. Potential opportunities for conversion from pills and syringes to pump dispensing systems include treatment for vaccines, additional cold and flu treatments, hormone replacement therapies and pain management.

        MDI's are used for dispensing precise amounts of medication. This aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. Currently the majority of our MDI's sold are used for respiratory ailments.

        We continue to work on new dispensing systems and accessories in this segment such as a dose indicator for our MDI's to let the patient know exactly how many doses are left in the container. Also, we have developed new delivery device technologies such as a system which dispenses a consistent dosage independent of the force and speed of actuation and a device featuring lock-out capabilities. We are also entering new categories such as breakthrough pain medication, sleep aids and ophthalmic applications.

        While we expect that these new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY

 We seek to enhance our position as a leading global supplier of innovative dispensing systems by (i) expanding geographically, (ii) converting non-dispensing applications to dispensing systems, (iii) replacing current dispensing applications with more value-added dispensing products and (iv) developing or acquiring new dispensing technologies.

        We are committed to expanding geographically to serve multinational customers in existing and emerging areas. Targeted areas include Asia, South America, and Eastern Europe. In 2008, we opened a new larger facility in Brazil to expand our injection molding and decorating of plastic accessories primarily for the fragrance and cosmetic markets. In 2009, we acquired a Brazilian company which manufactures anodized aluminum parts. We continue to invest increasing amounts of our capital expenditures in these areas to be able to produce locally and increase our product offerings.

        We believe significant opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food/beverage market for single and multi-serve non-carbonated beverages, condiments, and cooking oils. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have developed and patented a thin sprayable dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this innovative system will offer growth opportunities, particularly for fragrance samples. We have also developed a similar miniature flat sample for viscous creams as well as a small pump for use on vials for cosmetic lotions.

        In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. Examples of opportunities in the pharmaceutical market include ways to dispense treatments for

3 /ATR

2010 Form 10-K

vaccines, additional cold and flu treatments, hormone replacement therapies, breakthrough pain medication, sleep aids and ophthalmic applications.

        We are committed to developing or acquiring new dispensing technologies that can lead to the development of completely new dispensing systems or can complement our existing product offerings. Several years ago, we acquired intellectual property (patents, licenses and know how) and equipment relating to certain dry powder dispensing systems. We continue to develop this new technology and hope to have a product to market in the future. In 2008, we acquired a contract service organization specializing in analytical testing of nasal and inhalation products on behalf of pharmaceutical, biotech, drug delivery and device companies. We have entered into several exclusive licensing arrangements with third party innovators allowing us to continue to develop new dispensing systems using their technologies which are in various stages of development. We have acquired businesses that manufacture aerosol valves with bag-on-valve technology. These systems physically separate the propellant from the product to be dispensed. It offers improved integrity of the product content, prevents expulsion of the propellant into the atmosphere and allows spraying of the product in any position. We also acquired three companies that manufacture decorative packaging components primarily for the high end of the fragrance/cosmetic market. This technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components. We have also acquired assets related to the BAP™ technology that provides opportunities for additional product applications requiring a liner.

RESEARCH AND DEVELOPMENT

 One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing innovative dispensing systems, adapting existing products for new markets or customer requirements, and reducing costs. Our research and development personnel are primarily located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities, net of French research and development credits, were $51.4 million, $50.2 million and $55.1 million in 2010, 2009 and 2008, respectively.

PATENTS AND TRADEMARKS

 We customarily seek patent and trademark protection for our products and brands. We own and currently have numerous applications pending for patents and trademarks in many regions of the world. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities in making our products that make it difficult for a competitor to duplicate.

TECHNOLOGY

 Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we manufacture products in a high-speed, cost-effective manner. Our injection molding capabilities include recent advances such as spin-stack and cube molding which utilizes high-efficiency rotating molds. We are also utilizing In-Molding Assembly Technology (IMAT) which allows us to assemble products within the molding process. We are experts in molding liquid silicone rubber that is used in certain dispensing closures and certain pumps as well as rubber gasket formulation and production primarily for the pharmaceutical markets. We also have technology to decorate plastic and metal components sold primarily to the fragrance/cosmetic and personal care markets.

MANUFACTURING AND SOURCING

 More than half of our worldwide production is located outside of the United States. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic, metal and rubber components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and increasing selling prices over time, as allowed by market conditions. Our pharmaceutical products often use resin and rubber components specifically approved by our customers. Significant delays in receiving components from these suppliers or discontinuance of an approved raw material would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short term.

SALES AND DISTRIBUTION

 Sales of products are primarily through our own sales force. To a limited extent, we also use the services of independent representatives and distributors who sell our products as independent contractors to certain smaller customers and export markets.

4 /ATR

2010 Form 10-K

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

CUSTOMERS

 The demand for our products is influenced by the demand for our customers' products. Demand for our customers' products may be affected by general economic conditions and liquidity, government regulations, tariffs and other trade barriers. Our customers include many of the largest personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 6% of 2010 net sales. A consolidation of our customer base has occurred and this trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. However, this situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS

 Sales in Europe for the years ended December 31, 2010, 2009 and 2008 were approximately 57%, 58% and 62%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, China, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 14%, 14% and 12% of our consolidated sales for the years ended December 31, 2010, 2009 and 2008, respectively. Export sales from the United States were $143.4 million, $104.5 million and $100.1 million in 2010, 2009 and 2008, respectively. For additional financial information about geographic areas, please refer to Note 16 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY

 Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge booked transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

WORKING CAPITAL PRACTICES

 Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. We have also seen an increasing trend in pressure from our customers to lengthen their payment terms. Historically, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS

 Aptargroup has approximately 8,600 full-time employees. Of the full-time employees, approximately 4,800 are located in Europe, 2,000 are located in North America and the remaining 1,800 are located in Asia and South America. The majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries and approximately 170 of the North American employees are covered by a collective bargaining agreement. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2010 and management considers our employee relations to be satisfactory.

COMPETITION

 All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. We expect the market for our products to remain competitive. We believe our competitive advantages are consistent high levels of innovation, quality and service, geographic diversity and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components in a cost-effective manner and to assemble products at high speeds. Our business is capital intensive and it is becoming more important to our customers to have global manufacturing capabilities. Both of these serve as barriers to entry for new competitors wanting to enter our business.

5 /ATR

2010 Form 10-K

        While we have experienced some competition from low cost Asian suppliers particularly in the low-end fragrance/cosmetic and personal care market, this has not been significant. Indirectly, some fragrance marketers are sourcing their manufacturing requirements, including filling of their product in Asia and importing the finished product back into the United States or Europe. However, some customers who had bought dispensing packaging products from low cost Asian suppliers in the past have reverted to purchasing our dispensing products, citing the higher quality offered by our products and the logistical advantage of being closer to the customer.

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

        Recently there is increased interest and awareness from the public and our customers in sustainability or producing sustainable products and measuring carbon footprints. Several organizations, including the World Business Council for Sustainable Development in conjunction with scientists from the United Nations International Government Panel on Climate Change, have developed protocols to identify and calculate the amount of greenhouse gases manufacturing facilities generate. We are focused on becoming more energy efficient and lowering greenhouse gas emissions, both of which reduce our carbon footprint.

GOVERNMENT REGULATION

 Certain of our products are indirectly affected by government regulation. Growth of packaging using aerosol valves has been restrained by concerns relating to the release of certain chemicals into the atmosphere. Both aerosol and pump packaging are affected by government regulations regarding the release of volatile organic compounds ("VOCs") into the atmosphere. Certain states within the United States have regulations that required the reduction in the amount of VOCs that can be released into the atmosphere and the potential exists for this type of regulation to expand worldwide. These regulations required our customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. We own patents and have developed systems to function with alternative propellant and product formulations.

        Future government regulations could include medical cost containment policies. For example, reviews by various governments to determine the number of drugs, or prices thereof, that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for our pharmaceutical products. We believe that the focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides us with an opportunity to expand sales to the pharmaceutical market. In general, government regulation of our customers' products could impact our sales to them of our dispensing systems.

6 /ATR

2010 Form 10-K

EXECUTIVE OFFICERS

 Our executive officers as of February 25, 2011:

Name	Age	Position with the Company

Peter Pfeiffer	62	President and Chief Executive Officer, Aptargroup, Inc.
Mr. Pfeiffer has been President and Chief Executive Officer since January 2008. Prior to this, Mr. Pfeiffer was Vice Chairman of the Board from 1993 to 2007.
Stephen Hagge	59	Executive Vice President, Chief Operating Officer and Secretary, Aptargroup, Inc.
Mr. Hagge has been Chief Operating Officer since January 2008 and Executive Vice President and Secretary since 1993. Prior to this, Mr. Hagge was Chief Financial Officer of Aptargroup from 1993 to 2007.
Robert Kuhn	48	Executive Vice President and Chief Financial Officer, Aptargroup, Inc.
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Prior to this, Mr. Kuhn was Vice President Financial Reporting from 2000 to 2008.
Patrick Doherty	55	President, Aptar Beauty + Home
Mr. Doherty has been President of Aptar Beauty + Home since October 2010. Prior to this, Mr. Doherty was Co-President of Aptar Beauty + Home since January 2010 and served as President of SeaquistPerfect Dispensing Group from 2000 to 2009.
Olivier Fourment	53	President, Aptar Pharma
Mr. Fourment has been President of Aptar Pharma since January 2008. Prior to this, Mr. Fourment was Co-President of Valois Group from 2000 to 2007.
Eric Ruskoski	63	President, Aptar Food + Beverage
Mr. Ruskoski has been President of Aptar Food + Beverage since January 2010. Mr. Ruskoski was also President of Aptar Closures and Co-President of Aptar Beauty + Home from January 2010 to October 2010. Prior to this, Mr. Ruskoski was President Aptar Closures from 2008 to 2009 and was President of Seaquist Closures Group from 1987 to 2007.
Ursula Saint-Léger	47	Vice President of Human Resources
Ms. Saint-Léger has been Vice President of Human Resources since October 2010. Prior to joining Aptargroup in 2010, Ms. Saint-Léger was Sr. Group Vice President Human Resources at TAQA from 2009 to 2010 and was Senior Vice President Human Resources at Umicore from 2004 to 2009.

        There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

7 /ATR

2010 Form 10-K

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

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS

 If we experience another global recession, our business and operating results could be materially adversely impacted.    Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we are well positioned to withstand slowness in any one particular region or market. However, as we have seen in recent years, there can be no assurance that there will not be another deterioration in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. A retightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults and inventory or supply challenges. Some of our materials are single-sourced. An interruption in supply may also impact our ability to meet customer demands. Another disruption in the credit markets could also restrict access to capital.

 In difficult market conditions, our high fixed costs combined with potentially lower revenues may negatively impact our results.    Our business is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult environments, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. Difficult market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.

 We face strong global competition and our market share could decline.    All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and segments. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. While we have experienced some competition from low cost Asian suppliers in some of our markets, particularly in the low-end fragrance/cosmetic and personal care market, this has not been significant. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States or Europe. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.

 We have foreign currency translation and transaction risks that may materially adversely affect our operating results.    A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. The volatility of currency exchange rates may materially affect our operating results.

 If our unionized employees were to engage in a strike or other work stoppage, our business and operating results and financial condition could be materially adversely affected.    The majority of our European employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries and approximately 170 of our North American employees are covered by a collective bargaining agreement. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.

 If we were to incur a significant product liability claim above our current insurance coverage, our operating results and financial condition could be materially adversely affected.    Approximately 22% of our net sales are made to customers in

8 /ATR

2010 Form 10-K

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

 The success or failure of our customers' products, particularly in the pharmaceutical market, may materially affect our operating results and financial condition.    In the pharmaceutical market, the proprietary nature of our customers' products and the success or failure of their products in the market using our dispensing systems may have a material impact on our operating results and financial condition. We may potentially work for years on modifying our dispensing device to work in conjunction with a customer's drug formulation. If the customer's pharmaceutical product is not approved by regulatory bodies or it is not successful on the market, the associated costs may not be recovered.

 Higher raw material costs and an inability to increase our selling prices may materially adversely affect our operating results and financial condition.    Raw material costs are expected to increase in the coming years and we have generally been able to increase selling prices to cover increased costs. In the future, market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

 Single sourced materials and manufacturing sites could risk our ability to deliver product.    The company sources certain materials, especially some resins and rubber components for our pharmaceutical segment, from a single source. Any disruption in the supply of these materials could adversely impact our ability to deliver product to our customers. Similarly, we have certain components and / or products that are manufactured at a single location or from a single machine or mold. Any disruption to the manufacturing process could also impact our ability to deliver product to our customers.

 We have approximately $227 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income.    We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See "Critical Accounting Policies and Estimates" in Part II, Item 7 (which is incorporated by reference herein).

 The scope and complexity of the change in organization structure could increase certain risks.    During 2010, we announced a strategic realignment of our businesses, including a new organizational structure that became effective at the beginning of fiscal year 2011. Aptargroup's new organizational structure will allow us to offer our full product range in each of the three market-focused lines of business: Aptar Beauty + Home, Aptar Pharma and Aptar Food + Beverage. The new structure will also broaden and accelerate the development of innovative new products with a global focus on market applications and consumer preferences. Effective at the beginning of fiscal 2011, we began operating under the new structure. However, we could still experience some planning and execution difficulties as we fully complete this transition.

FACTORS AFFECTING APTARGROUP STOCK

 Ownership by Certain Significant Shareholders.    Neuberger Berman Group LLC and State Farm Life Insurance Company each own approximately 13% and 9%, respectively, of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

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

9 /ATR

2010 Form 10-K

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

ARGENTINA	INDIA	THAILAND
Buenos Aires (1, 2 & 3)	Himachal Pradesh (1)	Chonburi (1)
BRAZIL	INDONESIA	UNITED KINGDOM
Sao Paulo (1 & 3) Maringá Paraná (1)	Cikarang, Bekasi (2)	Leeds, England (3) Milton Keynes (1 & 2)
IRELAND
CHINA	Ballinasloe, County Galway (1)	UNITED STATES
Suzhou (1, 2 & 3)		Cary, Illinois (1)
	ITALY	Congers, New York (1 & 2)
CZECH REPUBLIC	Manoppello (1)	Libertyville, Illinois (3)
Ckyne (3)	Milan (1)	McHenry, Illinois (1)
	San Giovanni Teatino (Chieti) (1)	Midland, Michigan (3)
FRANCE		Mukwonago, Wisconsin (3)
Annecy (1 & 2)	MEXICO	Stratford, Connecticut (1)
Charleval (1)	Queretaro (1 & 3)	Torrington, Connecticut (1)
Le Neubourg (1)		Watertown, Connecticut (1)
Le Vaudreuil (2)	RUSSIA
Oyonnax (1 & 3)	Vladimir (3)
Poincy (3)
Verneuil Sur Avre (1)	SWITZERLAND
Messovico (2)
GERMANY	Neuchâtel (1)
Böhringen (1)
Dortmund (1)	SPAIN
Eigeltingen (2)	Torello (3)
Freyung (3) Menden (1)
(1)
Locations of facilities manufacturing for the Beauty & Home segment.
(2)
Locations of facilities manufacturing for the Pharma segment.
(3)
Locations of facilities manufacturing for the Closures segment.

        We also have sales personnel in Canada and Japan. Our corporate office is located in Crystal Lake, Illinois.

ITEM 3.    LEGAL PROCEEDINGS

 Claims in the product liability and patent infringement areas, even if without merit, could result in the significant expenditure of our financial and managerial resources. It is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of such a claim.

10 /ATR

2010 Form 10-K

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES AND SHARE PERFORMANCE

MARKET FOR REGISTRANT'S COMMON EQUITY

 Information regarding market prices of our Common Stock and dividends declared may be found in Note 18 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 18, 2011, there were approximately 350 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

 The employees of Aptargroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the "Plan"). All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2010, the Plan purchased 1,959 shares of our common stock on behalf of the participants at an average price of $45.93 per share, for an aggregate amount of $90.0 thousand, and sold 867 shares of our Common Stock on behalf of the participants at an average price of $45.89 per share, for an aggregate amount of $39.8 thousand. At December 31, 2010, the Plan owns 19,292 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

 The following table summarizes the Company's purchases of its securities for the quarter ended December 31, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

10/1 - 10/31/10	123,999	$45.08	123,999	2,137,145
11/1 - 11/30/10	299,793	45.78	299,793	1,837,352
12/1 - 12/31/10	176,409	47.46	176,409	1,660,943
Total	600,201	$46.13	600,201	1,660,943

The Company announced the existing repurchase program on July 17, 2008. There is no expiration date for this repurchase program.

11 /ATR

2010 Form 10-K

SHARE PERFORMANCE

 The following graph shows a five year comparison of the cumulative total stockholder return on Aptargroup's common stock as compared to the cumulative total return of two other indexes: the Value Line Packaging & Container Industry Group ("Peer Group") and the Standard & Poor's 500 Composite Stock Price Index. The companies included in the Peer Group are: Aptargroup, Inc., Ball Corporation, Bemis Company, Inc., CLARCOR Inc., Crown Holdings, Inc., Greif, Inc., Mead Westvaco, Owen's-Illinois, Inc., Packaging Corporation of America, Rock-Tenn Company, Sealed Air Corporation, Silgan Holdings, Inc., and Sonoco Products Company. Changes in the Peer Group from year to year result from companies being added to or deleted from the Value Line Packaging & Container Industry Group. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

Comparison of 5 Year Cumulative Stockholder Returns

        The graph and other information furnished in the section titled "Share Performance" under this Part II, Item 5 of this Form 10-K shall not be deemed to be "soliciting" material or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

12 /ATR

2010 Form 10-K

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Years Ended December 31,	2010	2009	2008	2007	2006

Statement of Income Data:
Net Sales	$2,076.7	$1,841.6	$2,071.7	$1,892.2	$1,601.4
Cost of Sales (exclusive of depreciation shown below) (1)	1,378.8	1,225.7	1,411.3	1,283.8	1,086.3
% of Net Sales	66.4%	66.6%	68.1%	67.9%	67.8%
Selling, Research & Development and Administrative (2)	296.9	276.9	295.1	272.1	236.9
% of Net Sales	14.3%	15.0%	14.2%	14.4%	14.8%
Depreciation and Amortization	133.0	133.0	131.1	123.5	114.6
% of Net Sales	6.4%	7.2%	6.3%	6.5%	7.2%
Facilities consolidation and severance	0.1	7.6	—	—	—
% of Net Sales	0.0%	0.4%	—	—	—
Operating Income	268.0	198.4	234.2	212.9	163.6
% of Net Sales	12.9%	10.8%	11.3%	11.3%	10.2%
Income from Continuing Operations (3)	173.6	124.6	153.5	139.5	102.9
% of Net Sales	8.4%	6.8%	7.4%	7.4%	6.4%
Income from Discontinued Operations
Net of Tax	—	—	—	2.2	—
% of Net Sales	—	—	—	0.1%	—
Net Income attributable to Aptargroup, Inc. (3)	173.5	124.6	153.5	141.7	102.9
% of Net Sales	8.4%	6.8%	7.4%	7.5%	6.4%
Net Income attributable to Aptargroup, Inc. per Common Share (Basic):
Continuing Operations (4)	$2.58	$1.84	$2.26	$2.03	$1.48
Discontinued Operations (4)	—	—	—	.03	—
Net Income attributable to Aptargroup, Inc. per Common Stock (Basic)	2.58	1.84	2.26	2.06	1.48
Net Income attributable to Aptargroup, Inc. per Common Stock (Diluted):
Continuing Operations (4)	2.48	1.79	2.18	1.95	1.44
Discontinued Operations (4)	—	—	—	.03	—
Net Income attributable to Aptargroup, Inc. per Common Share (Diluted)	2.48	1.79	2.18	1.98	1.44
Balance Sheet and Other Data:
Capital Expenditures	$118.8	$144.9	$203.6	$137.9	$107.7
Total Assets	2,032.7	1,956.2	1,831.8	1,911.9	1,592.0
Long-Term Obligations	258.8	209.6	226.9	146.7	168.9
Net Debt (5)	(22.1)	5.0	99.4	49.1	125.7
Aptargroup, Inc. Stockholders' Equity	1,278.9	1,252.8	1,131.0	1,119.0	946.4
Capital Expenditures % of Net Sales	5.7%	7.9%	9.8%	7.3%	6.7%
Interest Bearing Debt to Total Capitalization (6)	21.7%	21.2%	20.4%	24.5%	23.8%
Net Debt to Net Capitalization (7)	(1.8%)	0.4%	8.1%	4.2%	11.7%
Cash Dividends Declared per Common Share	.66	.60	.56	.50	.42
(1)
Cost of Sales includes Redeployment Program costs $1.6 and $2.1 million in 2007 and 2006, respectively.
(2)
Selling, Research & Development and Administrative includes a French R&D tax credit of $5.9, $6.7, $5.7, $2.1 and $2.0 million in 2010, 2009, 2008, 2007, and 2006, respectively.
(3)
Net Income includes a charge for Redeployment Program costs of $1.1 and $1.4 million in 2007 and 2006, respectively.
(4)
Net Income per basic and diluted common share includes the negative effects of $0.02 and $0.03 for Redeployment Program costs in 2007 and 2006, respectively
(5)
Net Debt is interest bearing debt less cash and cash equivalents.
(6)
Total Capitalization is Aptargroup, Inc. Stockholders' Equity plus Interest Bearing Debt.
(7)
Net Capitalization is Aptargroup, Inc. Stockholders' Equity plus Net Debt.

13 /ATR

2010 Form 10-K

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, expect per share amounts or otherwise indicated)

 The objective of the following Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition ("MD&A") is to help the reader understand the financial performance of Aptargroup, Inc. MD&A is presented in nine sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Overview of Contractual Obligations, Recently Issued Accounting Standards, Critical Accounting Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our consolidated financial statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Report on Form 10-K.

        In MD&A, "we," "our," "us," "Aptargroup," "Aptargroup, Inc." and "the Company" refer to Aptargroup, Inc. and its subsidiaries.

OVERVIEW

GENERAL

 We are a leading global supplier of a broad range of innovative dispensing systems for the personal care, fragrance/cosmetic, pharmaceutical, household and food/beverage markets. We focus on providing value-added dispensing systems (primarily pumps, closures and aerosol valves) to global consumer product marketers to allow them to differentiate their products and meet consumers' need for convenience.

        Fiscal 2010 proved to be an exceptional year for us, especially after following one of the most challenging years in our history. Throughout 2009, we took steps to reduce costs without jeopardizing capacity and we were well positioned coming into 2010 to react to the recovery in demand, particularly from our Beauty & Home and Closures segments customers. Also, our Pharma segment posted a solid year of growth, leading the nasal and pulmonary delivery device industry. We achieved record consolidated sales and profits by remaining focused on our customers' needs, investing in research and development, implementing new technologies, and allowing for growth while closely monitoring our cost structure.

2010 HIGHLIGHTS

•
Sales increased 14% before currency effects due to growth across each segment and the absence of customer inventory destocking that was experienced in 2009.
•
Sales to the primary markets served by each segment increased.
•
Increased capacity utilization, especially in the Beauty & Home and Closures segments, led to record consolidated profitability in each quarter.
•
Acquired assets related to BAPTM closure technology in the first quarter for $3.0 million.

14 /ATR

2010 Form 10-K

RESULTS OF OPERATIONS

 The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2010		2009		2008
	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales

Net sales	$2,076,719	100.0%	$1,841,616	100.0%	$2,071,685	100.0%
Cost of sales (exclusive of depreciation shown below)	1,378,792	66.4	1,225,670	66.6	1,411,275	68.1
Selling, research & development and administrative	296,861	14.3	276,989	15.0	295,094	14.2
Depreciation and amortization	132,959	6.4	133,013	7.2	131,145	6.3
Facilities consolidation and severance	93	—	7,563	0.4	—	—

Operating income	268,014	12.9	198,381	10.8	234,171	11.3
Other expense	(13,629)	(0.7)	(14,323)	(0.8)	(7,445)	(0.4)

Income before income taxes	254,385	12.2%	184,058	10.0%	226,726	10.9%

Net income	173,589	8.4%	124,597	6.8%	153,501	7.4%

Effective tax rate	31.8%		32.3%		32.3%

NET SALES

 Reported net sales increased 13% in 2010 to $2.1 billion compared to $1.8 billion recorded in 2009. The U.S. dollar strengthened against several currencies including the Euro (our primary foreign currency exposure) in 2010 compared to 2009, and as a result, changes in exchange rates negatively impacted sales by approximately 1%. The 14% core sales growth was due primarily to the recovery in demand, particularly from our Beauty & Home and Closures customers. Also, our Pharma segment posted a solid year of growth. In 2009, reported net sales decreased approximately 11% to $1.8 billion compared to $2.1 billion recorded in 2008. The U.S. dollar strengthened against several currencies including the Euro in 2009 compared to 2008, and as a result, changes in exchange rates negatively impacted sales and accounted for approximately 5% of the 11% sales decline. Sales related to acquisitions were approximately $12.9 million. The remaining 7% of sales decline was due primarily to the weakness of our Beauty & Home segment as fragrance/cosmetic sales were significantly impacted by customer inventory destocking and challenging general economic conditions in 2009. Resin prices declined in 2009 resulting in lower selling prices to our customer.

        For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

        The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2010	% of Total	2009	% of Total	2008	% of Total

Domestic	$594,467	29%	$519,671	28%	$531,054	26%
Europe	1,191,039	57%	1,073,035	58%	1,288,667	62%
Other Foreign	291,213	14%	248,910	14%	251,964	12%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

 Our cost of sales as a percentage of net sales decreased slightly in 2010 to 66.4% compared to 66.6% in 2009.

The following factors positively impacted our cost of sales percentage in 2010:

 Improved Utilization of Overhead Costs in Certain Operations.    Several of our operations, especially within the Beauty & Home business segment, saw an increase in unit volumes produced and sold. As a result of these higher production levels, overhead costs were better utilized, thus positively impacting cost of goods sold as a percentage of net sales.

 Strengthening of the U.S. Dollar.    We are a net importer from Europe into the U.S. of products produced in Europe with costs denominated in Euros. The U.S. dollar strengthened against the Euro in 2010. This had a positive impact on cost of sales as a percentage of net sales.

15 /ATR

2010 Form 10-K

The following factors negatively impacted our cost of sales percentage in 2010:

 Increasing Raw Material Costs.    Raw material costs, in particular plastic resin, increased in 2010 compared to 2009. While the majority of these cost increases are passed along to our customers in higher selling prices, we experienced the usual lag in passing on these cost increases.

 Increased Sales of Custom Tooling.    We had a $11.9 million increase in sales of custom tooling in 2010 compared to 2009. Traditionally, sales of custom tooling generate lower margins than our regular product sales and, thus, any increased sales of custom tooling negatively impacts cost of sales as a percentage of sales.

 Mix of Products Sold.    Compared to the prior year, our Pharma segment sales represented a smaller percentage of our overall sales. This negatively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall company average.

 Last in First Out ("LIFO") Inventory Valuation.    Some of our U.S. operations use LIFO as their inventory valuation method. As some material costs, mainly resins, increased at the end of the fourth quarter, the increase to the LIFO reserve in 2010 was approximately $1.4 million, thus negatively impacting our cost of sales percentage in 2010.

In 2009, our cost of sales as a percentage of net sales decreased to 66.6% compared to 68.1% in 2008.

The following factors positively impacted our cost of sales percentage in 2009:

 Cost Reduction Efforts.    We implemented cost reduction programs to bring costs in line with lower production levels.

 Declining Resin Costs.    Resin costs declined during 2009 compared to 2008. While the majority of these input costs decreases are passed along to our customers in our selling prices, we experienced the usual lag in passing on these cost decreases.

 Strengthening of the U.S. Dollar.    We are a net importer from Europe into the U.S. of products produced in Europe with costs denominated in Euros. The U.S. dollar strengthened against the Euro in 2009. This had a positive impact on cost of sales as a percentage of net sales.

 Favorable Product Mix.    Increases in the percentage of total sales represented by sales to the pharmaceutical market, which traditionally generate higher margins, helped positively impact our cost of sales percentage in 2009.

The following factors negatively impacted our cost of sales percentage in 2009:

 Underutilized Overhead Costs in Certain Operations.    Several of our operations, especially in the Beauty & Home business segment, saw a decrease in unit volumes sold. As a result of the lower production levels, overhead costs were underutilized, thus negatively impacting cost of goods sold as a percentage of net sales.

 Last in First Out ("LIFO") Inventory Valuation.    Some of our U.S. operations use LIFO as their inventory valuation method. As some material costs, mainly resins, increased at the end of the fourth quarter, the increase to the LIFO reserve in 2009 was approximately $0.4 million, thus negatively impacting our cost of sales percentage in 2009.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

 Our Selling, Research & Development and Administrative expenses ("SG&A") increased approximately 7% or $19.9 million in 2010. The majority of the increase is due to compensation and professional fee increases partially offset by changes in currency rates of approximately $2.6 million. SG&A as a percentage of net sales decreased to 14.3% compared to 15.0% of net sales in the same period of the prior year primarily due to sales growing at a faster rate than the SG&A.

        In 2009, our SG&A decreased approximately 6% or $18.1 million compared to 2008. Changes in currency rates accounted for approximately $6.8 million of the decrease. The remainder of the decrease was due primarily to cost savings efforts as mentioned above. However, SG&A as a percentage of net sales increased to 15.0% compared to 14.2% of net sales in the same period of the prior year primarily due to lower sales volumes.

DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expense was unchanged in 2010 compared to the prior year at $133.0 million. The 2010 expense would have increased by approximately $3.2 million excluding changes in currency rates. The majority of the increase is related to the roll-out of our global enterprise resource planning system, which was first placed into service during the third quarter of 2009. Depreciation and amortization expense decreased to 6.4% of net sales in 2010 compared to 7.2% in 2009 primarily due to the strong increase in sales in 2010.

        In 2009, depreciation and amortization expense increased 1% or $1.9 million. Changes in currency rates reduced depreciation and amortization expense by approximately $5.6 million. The increase in depreciation and amortization after the change in currency rates was primarily due to the implementation of our worldwide enterprise reporting system. Depreciation and amortization expense increased to 7.2% of net sales in 2009 compared to 6.3% in 2008 mainly due to the implementation of our worldwide enterprise reporting system and the write-off of unutilized assets combined with lower sales volumes.

16 /ATR

2010 Form 10-K

FACILITIES CONSOLIDATION AND SEVERANCE EXPENSE

 Facilities consolidation and severance expenses were $93 thousand (less than 0.1% of sales) in 2010 and $7.6 million (0.4% of sales) in 2009. There were no corresponding expenses in 2008. The amount represents the recognition of expenses related to the consolidation of several facilities and headcount reductions. The cumulative total amount since the program was initiated during the second quarter of 2009 is $7.7 million.

OPERATING INCOME

 Operating Income increased approximately $69.6 million or 35% to $268.0 million in 2010. The increase is primarily due to the increase in sales of our products, particularly in the Beauty & Home segment, improved overhead absorption in 2010 and the lack of the facilities consolidation and severance expenses compared to the prior year. Operating income as a percentage of sales increased to 12.9% in 2010 compared to 10.8% in 2009 primarily for the same reasons.

        In 2009, operating income decreased approximately $35.8 million or 15% to $198.4 million. The decrease is primarily due to the decrease in sales of our products, particularly in the Beauty & Home segment, the strengthening of the U.S. dollar compared to the Euro which had a negative impact on the translation of our results in U.S. dollars, the increased amount of depreciation in 2009 and the impact of the facilities consolidation and severance program discussed above. Operating income as a percentage of sales decreased to 10.8% in 2009 compared to 11.3% in 2008 primarily for the same reasons.

NET OTHER EXPENSES

 Net other expenses in 2010 decreased to $13.6 million compared to $14.3 million in 2009 principally reflecting $2.1 million of lower interest expense primarily due to lower interest rates on borrowings in 2010 compared to 2009.

        In 2009, net other expenses increased to $14.3 million compared to $7.5 million in 2008 principally reflecting the lower interest income of $9.8 million partially offset by lower interest expense of $2.2 million due to lower interest rates and lower borrowing levels in 2009 compared to 2008.

EFFECTIVE TAX RATE

 The reported effective tax rate on net income for 2010 and 2009 was 31.8% and 32.3%, respectively. The lower tax rate for 2010 is primarily due to the mix of income earned by country and additional tax benefits in Brazil related to claims filed under a program intended to encourage equity funding of Brazilian entities.

        The reported effective tax rate on net income for both 2009 and 2008 was 32.3%. The stable tax rate for 2009 includes the tax cost associated with an increase in dividend repatriation from Europe in 2009 offset by a change in the mix of income earned by country and savings from special elections available in Italy during 2009.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

 We reported net income of $173.5 million in 2010 compared to $124.6 million reported in 2009 and $153.5 million reported in 2008.

BEAUTY & HOME SEGMENT

Years Ended December 31,	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008

Net Sales	$1,072,537	$920,669	$1,072,478	16.5%	(14.2)%
Segment Income (1)	117,695	58,844	89,724	100.0	(34.4)
Segment Income as a percentage of Net Sales	11.0%	6.4%	8.4%
(1)
Segment income is defined as earnings before net interest, corporate expenses and income taxes and unusual items. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 16 to the Consolidated Financial Statements in Item 8.

Net sales increased approximately 16% in 2010 to $1.1 billion compared to $920.7 million in 2009. The strengthening U.S. dollar compared to the Euro negatively impacted sales by 2% while acquisitions were immaterial. The 18% core sales increase was due mainly to improvements in our fragrance/cosmetic and household markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic, personal care and household markets increased approximately 22%, 13% and 23%, respectively, in 2010 due to general market improvement as well as the lack of customer inventory destocking that occurred in 2009.

        In 2009, net sales decreased approximately 14% to $920.7 million compared to $1.1 billion in 2008. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 5% of the decrease while acquisitions were immaterial. The remaining 9% of the sales decrease was due mainly to declines in our fragrance/cosmetic and household markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic and

17 /ATR

2010 Form 10-K

household markets decreased approximately 15% and 3%, respectively, in 2009 due to the economic conditions felt mainly in North America and Europe. However, fragrance/cosmetic and household sales to our developing markets such as Latin America and Southeast Asia continued to grow. The overall decrease in sales to the fragrance/cosmetic market was partially offset by sales to our personal care market. Sales excluding changes in exchange rates of our products to the personal care market increased 2% in 2009 mainly due to the increase in sales of our dispensing systems used on hand sanitizers and anti-bacterial products related to increased H1N1 flu awareness.

        Segment income more than doubled to $117.7 million in 2010 compared to $58.8 million reported in 2009. Acquisitions did not materially impact segment income during the year. The increase in segment income of $58.9 million is due primarily to higher sales, and as a result, better capacity utilization in addition to cost containment efforts. Segment income for 2009 includes a $1.5 million charge for consolidation/severance expenses. Excluding this charge, Beauty & Home segment income increased 95% or $57.4 million in 2010 compared to 2009.

        In 2009, segment income decreased approximately 34% to $58.8 million compared to $89.7 million reported in 2008. Acquisitions did not materially impact segment income during the year. The decrease in segment income of $30.9 million is due primarily to the reduction in sales (particularly to the fragrance/cosmetic market), underutilized overhead and the negative impact of a $1.5 million charge related to facilities consolidation and severance expenses. Although significant cost reduction activities were implemented during the year, it was not enough to offset the decline in sales volume, particularly in the first half of the year.

CLOSURES SEGMENT

Years Ended December 31,	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008

Net Sales	$552,916	$490,548	$541,745	12.7%	(9.5)%
Segment Income	60,467	49,769	43,934	21.5	13.3
Segment Income as a percentage of Net Sales	10.9%	10.1%	8.1%

Net sales to the Closures segment increased 13% in 2010 to $552.9 million compared to $490.5 million in 2009. The strengthening U.S. dollar compared to the Euro negatively impacted sales but the amount was less than 1%. Excluding changes in exchange rates, sales still increased 13% in 2010 compared to the same period of the prior year. Increases in resin prices led to higher selling prices due to the pass through nature of this business and represented approximately 4% of the increase. Tooling sales excluding foreign currency and acquisitions also increased $3.4 million compared to the prior year. Product sales, excluding foreign currency changes, to the personal care market increased approximately 7% in 2010 compared to the same period in the prior year, while excluding currency changes, sales increased for household and food/ beverage markets by 28% and 15%, respectively. These increases were primarily due to strong demand across all regions and markets.

        In 2009, net sales to the Closures segment decreased more than 9% to $490.5 million compared to $541.7 million in 2008. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 5% of the decrease while an acquisition represented a favorable impact of 2%. Excluding changes in exchange rates and acquisitions, sales decreased 6% in 2009 compared to the same period of the prior year. Decreases in resin prices led to lower selling prices due to the pass through nature of this business and represented approximately 7% of the decline. Tooling sales excluding foreign currency and acquisitions also declined $12.7 million compared to the prior year. Sales excluding foreign currency changes to the personal care and household markets decreased approximately 9% and 16%, respectively; during 2009 compared to the same period in the prior year primarily due to the resin price pass through discussed above. An 8% increase in sales to the food and beverage market excluding currency changes was also adversely impacted by lower resin price pass through.

        Segment income increased 21% to $60.5 million in 2010 compared to $49.8 million in 2009. The primary causes for the increase are the positive sales factors noted above along with a decrease in consolidation/severance expenses. Consolidation/severance expenses were $93 thousand in 2010 compared to $5.7 million in 2009. Excluding the charge for consolidation/severance expenses, Closures segment income improved 9% or $5.1 million. The lower segment income increase compared to the sales increase is due primarily to the lag in the pass through of resin cost increases to customers which negatively impacts our margins.

        In 2009, segment income increased 13% to $49.8 million compared to $43.9 million in 2008. Included in these results were approximately $5.7 million of consolidation/restructuring expenses. The increase in segment income was primarily due to cost savings activities, the continued growth of the food/beverage market and the normal delay in the pass-through of lower resin costs to our customers during 2009.

18 /ATR

2010 Form 10-K

PHARMA SEGMENT

Years Ended December 31,	2010	2009	2008	% Change 2010 vs. 2009	% Change 2009 vs. 2008

Net Sales	$451,261	$430,397	$457,456	4.8%	(5.9)%
Segment Income	130,361	123,654	129,591	5.4	(4.6)
Segment Income as a percentage of Net Sales	28.9%	28.7%	28.3%

Net sales to the Pharma segment increased by nearly 5% in 2010 to $451.3 million compared to $430.4 million in 2009. The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 3% while acquisitions were immaterial. Therefore sales, excluding changes in foreign currency rates, increased 8%. Stronger metered dose inhaler ("MDI") valve sales to developing markets and pump unit sales to the generic markets contributed to the increase. We also benefitted from higher custom tooling sales. Custom tooling sales excluding foreign currency and acquisitions increased $11.4 million compared to the prior year.

        In 2009, net sales to the Pharma segment decreased by nearly 6% to $430.4 million compared to $457.5 million in 2008. The strengthening U.S. dollar compared to the Euro negatively impacted sales and represented approximately 4% of the decrease while acquisitions were immaterial. The remaining 2% decline is due to softer demand for both MDI valves and nasal spray pumps sold by our customers in the developing markets.

        Segment income increased 5% to $130.4 million in 2010 compared to $123.7 million reported in 2009. This increase is mainly attributed to the increase in sales.

        In 2009, segment income decreased 5% to $123.7 million compared to $129.6 million reported in 2008. The decrease in profit was primarily due to lower sales and the impact of changes in currency exchange rates. Also included in segment income was $433 thousand related to the consolidation/restructure expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Cash and equivalents increased to $376.4 million at the end of 2010 from $333.0 million at the end of 2009. Total short and long-term interest bearing debt increased to $354.3 million at the end of 2010 from $338.0 million at the end of 2009. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders' Equity plus Net Debt) decreased to (1.8%) compared to 0.4% as of December 31, 2009.

        In 2010, our operations provided $261.7 million in cash flow. This compares with $293.6 million in 2009 and $270.2 million in 2008. The decrease in cash flow from operations relates to an increase in working capital in 2010 compared to a decrease in working capital in 2009. During 2010, we utilized the majority of the operating cash flows to finance capital expenditures and share repurchases. In 2009, lower net income and higher pension contributions were more than offset by a reduction in working capital. In 2008, we primarily derived cash flow from operations from earnings before depreciation and amortization partially offset by an increase in working capital needs to support the growth of the business.

        We used $121.0 million in cash for investing activities during 2010, compared to $151.1 million during 2009 and $225.5 million in 2008. This decrease in cash used for investing activities in 2010 is primarily due to decreased capital expenditures compared to the prior year and $4.6 million less cash spent for acquisitions of businesses in 2010 compared to 2009. Capital expenditures totaled $118.8 million in 2010, $144.9 million in 2009 and $203.6 million in 2008. The decrease in capital expenditures in 2010 compared to 2009 has to do primarily with the timing and delay of new projects into 2011. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that we will spend approximately $155 million (assuming current exchange rates) on capital expenditures in 2011.

        We used $79.6 million in cash for financing activities during 2010 compared to $13.2 million in 2009 and $151.6 million in 2008. We refinanced some of our short term variable rate debt with a $100 million fixed rate private placement debt in the fourth quarter of 2010. $16 million of the private placement debt has a five year maturity and a fixed interest rate of 2.33% while the remaining $84 million matures in ten years and carries a 3.78% fixed interest rate. We refinanced some of our short term variable rate debt with a $100 million fixed rate private placement debt in the third quarter of 2008. $25 million of the private placement debt has a five year maturity and a fixed interest rate of 5.41% while the remaining $75 million has a maturity of ten years and carries a 6.03% fixed interest rate. In the fourth quarter of 2008, we borrowed $100 million on an intercompany loan basis from one of our European affiliates, taking advantage of certain temporary U.S. tax law changes which enabled us to borrow the money on a short term basis without adverse U.S. tax consequences. This $100 million was used to pay down borrowings under our revolving credit facility in 2008 and the intercompany loan was retired in 2009 primarily by funds repatriated from the dividend from Europe.

        Under our revolving credit agreement, interest on borrowings is payable at a rate equal to LIBOR plus an amount based on our financial condition. We are required to pay a nominal fee for this commitment based on our financial condition. The agreement expires on July 31, 2012. At December 31, 2010, the amount unused and available under this agreement was $158 million.

19 /ATR

2010 Form 10-K

        Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2010
Debt to total capital ratio	55%	22%

        Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.2 billion before the 55% requirement was exceeded.

        Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $376.4 million in cash and equivalents is located outside of the U.S.

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

OFF-BALANCE SHEET ARRANGEMENTS

 We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2029. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section "Overview of Contractual Obligations" for future payments relating to operating leases.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

 Below is a table of our outstanding contractual obligations and future payments as of December 31, 2010:

Payment Due by Period	Total	2011	2012-2013	2014-2015	2016 and After

Long-term debt (1)	$304,472	$49,164	$29,654	$16,654	$209,000
Capital lease obligations (1)	4,428	962	1,144	888	1,434
Operating leases	47,510	14,167	16,554	5,695	11,094
Interest obligations (2)	92,810	15,297	25,276	22,399	29,838
Required minimum pension contribution (3)	—	—	—	—	—
Other liabilities reflected on the balance sheet under GAAP (4)	34	34	—	—	—

Total Contractual Obligations	$449,254	$79,624	$72,628	$45,636	$251,366

(1)
The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)
Approximately 16% of our total interest bearing debt has variable interest rates. Using our variable rate debt outstanding as of December 31, 2010 of approximately $55.1 million at an average rate of approximately 1.9%, we included approximately $1.0 million of variable interest rate obligations in 2011. No variable interest rate obligations were included in subsequent years.
(3)
This line represents the required minimum pension contribution obligation for the Company's U.S. plans. At this time, the Company is not required to make a contribution. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2011 and future years. Therefore amounts related to these plans are not included in the preceding table.
(4)
Amount included represents the current portion of the liability for uncertain tax positions. Aside from deferred income taxes, we have approximately $48.7 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 8 to the Consolidated Financial Statements and a long-term liability for uncertain tax positions described in Note 5 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

20 /ATR

2010 Form 10-K

CRITICAL ACCOUNTING ESTIMATES

 The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, pensions and contingencies. We base our estimates on historical experience and on a variety of other assumptions believed to be reasonable in order to make judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our Consolidated Financial Statements. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure relating to it in this Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition ("MD&A").

IMPAIRMENT OF GOODWILL

 In accordance with current accounting standards, we evaluate our goodwill for impairment on an annual basis, or whenever indicators of impairment exist. Accounting standards require that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the "implied fair value" of reporting unit goodwill.

        As discussed in Note 3 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $227.0 million is shown on our balance sheet as of December 31, 2010.

        We believe that the accounting estimate related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about the future cash flows for each reporting unit over several years in the future, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management's assumptions about future cash flows for the reporting units require significant judgment and actual cash flows in the future may differ significantly from those forecasted today. The estimate for future cash flows and its impact on the impairment testing of goodwill is a critical accounting estimate for all the segments of our business.

        In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a projection of cash flows is made based upon expected sales growth rates and fixed asset and working capital requirements based upon historical needs. Starting with our 2011 budget figures we have used sales growth rates of 5% for all three reporting segments. We have assumed that operating income will grow by 8% for both the Beauty & Home and Closures reporting segments while the Pharma segment operating income growth rate used was the same as the sales growth rate. Capital expenditures, working capital needs, and taxes and depreciation are based on historical trends and what is necessary to support the business in the future. We forecast our cash flows for 4 years and use a terminal value growth rate of 3%. These assumptions have not changed significantly from the prior year. A discounted cash flow model is used to discount the future cash flows back to the present using a weighted-average cost of capital. Our weighted average cost of capital calculation takes into consideration market risk premiums in the current equity and debt markets supplied by third party sources. We perform one calculation using our current debt to equity ratio. Due to our strong balance sheet and low debt levels, the weighted average cost of capital calculation using our current debt to equity ratio is 8.4%, which is a higher discount rate than if we used our targeted debt to equity ratio. We have used the same weighted average cost of capital for all our reporting segments. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using Aptargroup's overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.

        The $227.0 million of goodwill is reported in three reporting units. Approximately $27.0 million of the goodwill is allocated to the Pharma reporting segment, $161.3 million is allocated to the Beauty & Home reporting unit and $38.7 million is allocated to the Closures reporting unit. Two of the three reporting units have fair values, which significantly exceed their carrying values. The Closures reporting unit contains approximately $38.7 million of the total $227.0 million in goodwill and has the smallest excess of fair value over carrying value of the three reporting units.

        We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for the Closures reporting unit had been 62% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill. The excess of the approximately $38.7 million in carrying value of goodwill over the "implied value" of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $38.7 million of goodwill would be at risk for impairment. A full $38.7 million impairment loss would have reduced Total Assets as of December 31, 2010 by approximately 2% and would have reduced Income Before Income Taxes in 2010 by approximately 15%.

21 /ATR

2010 Form 10-K

        If we had been required to recognize an impairment loss of the full $38.7 million, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such impairment loss, we would have been within the terms of our debt covenants.

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

        When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2010, we reduced approximately $252 thousand from the allowance for doubtful accounts and we wrote off doubtful accounts of $1.1 million. Please refer to Schedule II — Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.

        We had approximately $357.1 million in net accounts receivable at December 31, 2010. At December 31, 2010, we had approximately $8.6 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $19 million. An additional loss of $19 million would reduce our Total Assets as of December 31, 2010 by approximately 1% and would have reduced Income Before Income Taxes by approximately 7%.

        If we had been required to recognize an additional $19 million in bad debt expense, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such additional expense, we would have been within the terms of our debt covenants.

VALUATION OF PENSION BENEFITS

 The benefit obligations and net periodic pension cost associated with our domestic and foreign noncontributory pension plans are determined using actuarial assumptions. Such assumptions include discount rates to reflect the time value of money, rate of employee compensation increases, demographic assumptions to determine the probability and timing of benefit payments, and the long-term rate of return on plan assets. The actuarial assumptions are based upon management's best estimates, after consulting with outside investment advisors and actuaries. Because assumptions and estimates are used, actual results could differ from expected results.

        The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including government security yields and Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (Citigroup Pension Index Curve). At December 31, 2010, the discount rates for our domestic and foreign plans were 5.40% and 5.15%, respectively.

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

        To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $23.1million increase in the PBO ($17.1 million for the domestic plans and $6.0 million for the foreign plans) and a $3.2 million increase in net periodic benefit cost ($2.4 million for the domestic plans and $0.8 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders' Equity. The estimated effect of a 1% increase in each discount rate would be an $18.6 million decrease in the PBO ($13.4 million for the domestic plans and $5.2 million for the foreign plans) and a $2.2 million decrease in net periodic benefit cost ($1.5 million for the domestic plans

22 /ATR

2010 Form 10-K

and $0.7 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Stockholders' Equity.

        The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 61% was invested in equities, 29% was invested in fixed income securities, 9% was invested in infrastructure and 1% was invested in a money market fund at December 31, 2010. Of foreign plan assets, approximately 17% was invested in equities, 25% was invested in fixed income securities, 3% was invested in real estate and 55% was invested in a money market fund at December 31, 2010.

        The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year's net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $0.8 million increase (or decrease) in net periodic benefit cost.

        The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $2.7 million decrease in the PBO ($0.9 million for the domestic plans and $1.8 million for the foreign plans) and a $0.5 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $2.9 million increase in the PBO ($1.0 million for the domestic plans and $1.9 million for the foreign plans) and a $0.5 million increase to the net periodic benefit cost.

        Our primary pension related assumptions as of December 31, 2010 and 2009 were as follows:

Actuarial Assumptions as of December 31,	2010	2009

Discount rate:
Domestic plans	5.40%	5.90%
Foreign plans	5.15%	5.55%
Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	4.40%	4.55%
Rate of compensation increase:
Domestic plans	4.00%	4.00%
Foreign plans	3.00%	3.00%

        In order to determine the 2011 net periodic benefit cost, the Company expects to use the December 31, 2010 discount rates, rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets. The estimated impact of the changes to the assumptions as noted in the table above on our 2011 net periodic benefit cost is expected to be an increase of $1.5 million.

SHARE-BASED COMPENSATION

 The Company uses the Black-Scholes option-valuation model to value stock options, which requires the input of subjective assumptions. These assumptions include the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's stock price, risk-free interest rate, the expected dividend yield and stock price. The expected term of the options is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term determines the period for which the risk-free interest rate and volatility must be applied. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected term. Expected stock price volatility is based on historical volatility of the Company's stock price. Dividend yield is management's long-term estimate of annual dividends to be paid as a percentage of share price.

        For 2010, expense related to share-based compensation was $11.2 million and represented approximately $0.11 per diluted share. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a one year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.5 million. On the contrary, a one year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.4 million. In addition, changes in the stock price at the date of the grant would impact our share-based compensation expense. For example, a $5 decrease in the stock

23 /ATR

2010 Form 10-K

price would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.9 million. On the contrary, a $5 increase in the stock price would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.9 million.

OPERATIONS OUTLOOK

 During 2010, we announced a strategic realignment of our businesses, including a new organizational structure that became effective at the beginning of fiscal year 2011. Aptargroup's new organizational structure will allow us to offer our full product range in each of the three market-focused lines of business: Aptar Beauty + Home, Aptar Pharma and Aptar Food + Beverage. This new structure will make it easier for our customers to do business with us and will also broaden and accelerate the development of innovative new products with a global focus on market applications and consumer preferences.

        We believe that our strategically aligned businesses will continue to grow in 2011. While we experienced exceptional growth in 2010, we anticipate that generally our segments will reflect more normalized growth rates going forward. Though several challenges lie ahead, including rising input costs and our ability to pass through such increases in a timely manner, we have faced similar challenges in the past. Our financial condition is as strong as it has ever been, and we remain committed to investing in new technologies and new products. Our strategy is to continue to probe deeper into our markets to tap underserved sectors, to build stronger relationships with our customers and help them grow their brands, and to better understand the needs of end consumers in order to provide them with the world's most innovative dispensing solutions.

        We expect the annual effective tax rate for 2011 to be in the range of 32.0% to 33.0% compared to a rate of 31.8% for 2010.

        We are anticipating diluted earnings per share for the first quarter of 2011 to be in the range of $.60 to $.65 per share compared to $.56 per share recorded in the first quarter of 2010.

24 /ATR

2010 Form 10-K

FORWARD-LOOKING STATEMENTS

 This Management's Discussion and Analysis and certain other sections of this Form 10-K contain forward-looking statements that involve a number of risks and uncertainties. Words such as "expects," "anticipates," "believes," "estimates," and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

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
•
changes in customer and/or consumer spending levels;
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
•
the success of our customers' products, particularly in the pharmaceutical industry;
•
difficulties in product development and uncertainties related to the timing or outcome of product development;
•
significant product liability claims; and
•
other risks associated with our operations.

        Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to Item 1A ("Risk Factors") of Part I included in the Company's Annual Report on Form 10-K for additional risk factors affecting the Company.

25 /ATR

2010 Form 10-K

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

 A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities. Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and South American and Asian currencies, among others. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations. Conversely, a weakening U.S. dollar has an additive effect.

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

        The table below provides information, as of December 31, 2010, about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2011 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

In thousands

Year Ended December 31, 2010 Buy/Sell	Contract Amount	Average Contractual Exchange Rate	Min/Max Notional Volumes

Swiss Franc/Euro	$25,302	0.7553	$25,302-65,278
British Pound/Euro	14,436	1.1833	7,074-14,436
Czech Koruna/Euro	9,075	0.0401	5,498-10,098
Euro/U.S. Dollar	5,796	1.3289	5,744-13,241
Euro/Brazilian Real	3,960	5.0245	3,955-4,932
U.S. Dollar/Euro	3,312	0.7503	55-19,846
Chinese Yuan/U.S. Dollar	2,800	0.1513	60-3,600
Euro/Swiss Franc	2,163	1.2735	255-10,066
Other	4,324

Total	$71,168

        As of December 31, 2010, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.4 million in accounts payable and accrued liabilities, $1.7 million in prepayments and other and $2.8 million in deferred and other non-current liabilities in the balance sheet.

        At December 31, 2010, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $5 million, which requires us to pay a variable interest rate (which was 0.4% at December 31, 2010) and receive a fixed rate of 6.6%. The variable rate is adjusted semiannually based on London Interbank Offered Rates ("LIBOR"). Variations in market interest rates would produce changes in our net income. If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.1 million, assuming a tax rate of 32%. As of December 31, 2010, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.2 million in miscellaneous other assets with an offsetting adjustment to debt. No gain or loss was recorded in the income statement in 2010 as any hedge ineffectiveness for the period is minimal.

        As of December 31, 2010, the Company had one foreign currency cash flow hedge. A French subsidiary of Aptargroup, Aptargroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.6 million) as of December 31, 2010. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.4 million) as of December 31, 2009. During the year ended December 31, 2010, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. These foreign currency forward contracts hedge forecasted transactions for approximately one year (March 2012).

26 /ATR

2010 Form 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Aptargroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2010	2009	2008

Net Sales	$2,076,719	$1,841,616	$2,071,685

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	1,378,792	1,225,670	1,411,275
Selling, research & development and administrative	296,861	276,989	295,094
Depreciation and amortization	132,959	133,013	131,145
Facilities consolidation and severance	93	7,563	—

	1,808,705	1,643,235	1,837,514

Operating Income	268,014	198,381	234,171

Other Income (Expense):
Interest expense	(14,371)	(16,485)	(18,687)
Interest income	3,248	3,333	13,120
Equity in results of affiliates	15	164	310
Miscellaneous, net	(2,521)	(1,335)	(2,188)

	(13,629)	(14,323)	(7,445)

Income Before Income Taxes	254,385	184,058	226,726
Provision For Income Taxes	80,796	59,461	73,225

Net Income	$173,589	$124,597	$153,501

Net Loss (Income) Attributable to Noncontrolling interests	(108)	26	(6)

Net Income Attributable to Aptargroup, Inc.	$173,481	$124,623	$153,495

Net Income Attributable to Aptargroup, Inc. Per
Common Share:
Basic	$2.58	$1.84	$2.26

Diluted	$2.48	$1.79	$2.18

See accompanying notes to consolidated financial statements.

27 /ATR

2010 Form 10-K

Aptargroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2010	2009
Assets
Current Assets:
Cash and equivalents	$376,427	$332,964
Accounts and notes receivable, less allowance for doubtful accounts of $8,560 in 2010 and $9,923 in 2009	357,110	319,787
Inventories	272,255	230,807
Prepayments and other	58,191	59,933

	1,063,983	943,491

Property, Plant and Equipment:
Buildings and improvements	316,415	322,498
Machinery and equipment	1,621,475	1,612,945

	1,937,890	1,935,443
Less: Accumulated depreciation	(1,231,557)	(1,190,576)

	706,333	744,867
Land	18,651	19,201

	724,984	764,068

Other Assets:
Investments in affiliates	853	898
Goodwill	227,029	230,578
Intangible assets	5,242	9,088
Miscellaneous	10,627	8,070

	243,751	248,634

Total Assets	$2,032,718	$1,956,193

See accompanying notes to consolidated financial statements.

28 /ATR

2010 Form 10-K

Aptargroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2010	2009
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable	$45,440	$103,240
Current maturities of long-term obligations	50,126	25,115
Accounts payable and accrued liabilities	327,756	288,960

	423,322	417,315

Long-Term Obligations	258,773	209,616

Deferred Liabilities and Other:
Deferred income taxes	22,134	20,992
Retirement and deferred compensation plans	39,362	40,462
Deferred and other non-current liabilities	9,353	14,172
Commitments and contingencies	—	—

	70,849	75,626

Stockholders' Equity:
Aptargroup, Inc. stockholders' equity
Preferred stock, $.01 par value, 1 million shares authorized,
none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized, and 81.8 and 80.6 million issued at 2010 and 2009, respectively	817	806
Capital in excess of par value	318,346	272,471
Retained Earnings	1,279,013	1,150,017
Accumulated other comprehensive income	123,766	186,099
Less: Treasury stock at cost, 15.0 million and 13.3 million shares in 2010 and 2009, respectively	(443,019)	(356,548)

Total Aptargroup, Inc. Stockholders' Equity	1,278,923	1,252,845
Noncontrolling interests in subsidiaries	851	791

Total Stockholders' Equity	1,279,774	1,253,636

Total Liabilities and Stockholders' Equity	$2,032,718	$1,956,193

See accompanying notes to consolidated financial statements.

29 /ATR

2010 Form 10-K

Aptargroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years Ended December 31,	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$173,589	$124,597	$153,501
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	129,339	127,709	124,884
Amortization	3,620	5,304	6,261
Stock option based compensation	11,215	9,761	11,054
Provision for bad debts	(252)	701	3,063
Facilities consolidation and severance expenses	93	4,435	—
Deferred income taxes	503	(1,329)	(1,326)
Defined benefit plan expense	8,622	9,031	8,405
Equity in results of affiliates in excess of cash distributions received	(15)	(164)	(113)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and notes receivable	(50,143)	34,289	(5,288)
Inventories	(47,388)	21,768	16,800
Prepaid and other current assets	4,390	7,437	(10,126)
Accounts payable and accrued liabilities	42,074	(22,922)	(13,150)
Income taxes payable	9,306	(2,947)	(23,327)
Retirement and deferred compensation plan contributions	(5,657)	(32,816)	(6,841)
Other changes, net	(17,581)	8,737	6,414

Net cash provided by operations	261,715	293,591	270,211

Cash Flows from Investing Activities:
Capital expenditures	(118,804)	(144,926)	(203,600)
Disposition of property and equipment	1,398	1,670	585
Intangible assets	(459)	(308)	(1,323)
Acquisition of business, net of cash acquired	(3,014)	(7,577)	(19,501)
Investment in affiliates	—	—	(801)
Notes receivable, net	(120)	77	(901)

Net cash used by investing activities	(120,999)	(151,064)	(225,541)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	63,670	—
Repayments of notes payable	(57,860)	—	(149,123)
Proceeds from long-term obligations	101,618	9,626	100,650
Repayments of long-term obligations	(26,766)	(26,993)	(25,227)
Dividends paid	(44,485)	(40,604)	(38,063)
Proceeds from stock option exercises	28,820	9,227	13,913
Purchase of treasury stock	(86,473)	(29,971)	(57,569)
Excess tax benefit from exercise of stock options	5,555	1,859	3,797

Net cash used by financing activities	(79,591)	(13,186)	(151,622)

Effect of Exchange Rate Changes on Cash	(17,662)	11,551	(14,715)

Net increase/(decrease) in Cash and Equivalents	43,463	140,892	(121,667)
Cash and Equivalents at Beginning of Period	332,964	192,072	313,739

Cash and Equivalents at End of Period	$376,427	$332,964	$192,072

Supplemental Cash Flow Disclosure:
Interest paid	$15,701	$17,538	$16,057
Income taxes paid	77,101	60,931	76,002
Capital lease obligations	—	—	—

See accompanying notes to consolidated financial statements.

30 /ATR

2010 Form 10-K

Aptargroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 Years Ended December 31, 2010, 2009 and 2008

In thousands

		Aptargroup, Inc. Stockholders' Equity
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance – December 31, 2007:		$950,566	$214,294	$794	$(275,658)	$229,022	$553	$1,119,571
Net income	$153,501	153,495					6	153,501
Foreign currency translation adjustments	(61,229)		(61,250)				21	(61,229)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(13,164)		(13,164)					(13,164)
Treasury Locks, net of tax	(595)		(595)					(595)
Net gain on Derivatives, net of tax	15		15					15

Comprehensive income	$78,528

Stock option exercises & restricted stock vestings				7	3,942	25,194		29,143
Cash dividends declared on common stock		(38,063)						(38,063)
Noncontrolling interest in entity acquired							188	188
Treasury stock purchased					(57,569)			(57,569)

Balance – December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798
Net income	$124,597	124,623					(26)	124,597
Foreign currency translation adjustments	44,978		44,929				49	44,978
Changes in unrecognized pension gains/losses and related amortization, net of tax	1,790		1,790					1,790
Changes in treasury locks, net of tax	80		80					80
Net gain on Derivatives, net of tax	—		—					—

Comprehensive income	$171,445

Stock option exercises & restricted stock vestings				5	2,708	18,255		20,968
Cash dividends declared on common stock		(40,604)						(40,604)
Treasury stock purchased					(29,971)			(29,971)

Balance – December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	$173,589	173,481					108	173,589
Foreign currency translation adjustments	(56,741)		(56,693)				(48)	(56,741)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(5,724)		(5,724)					(5,724)
Changes in treasury locks, net of tax	84		84					84
Net gain on Derivatives, net of tax	—		—					—

Comprehensive income	$111,208

Stock option exercises & restricted stock vestings				11	2	45,875		45,888
Cash dividends declared on common stock		(44,485)						(44,485)
Treasury stock purchased					(86,473)			(86,473)

Balance – December 31, 2010:		$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

See accompanying notes to consolidated financial statement.

31 /ATR

2010 Form 10-K

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

ACCOUNTING ESTIMATES

 The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). This process requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH MANAGEMENT

 The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

 Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The costs of certain domestic and foreign inventories are determined by using the last-in, first-out ("LIFO") method, while the remaining inventories are valued using the first-in, first-out ("FIFO") method.

INVESTMENTS IN AFFILIATED COMPANIES

 The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. The Company received dividends from affiliated companies of $197 in 2008. There were no dividends received from affiliated companies in 2010 and 2009.

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

GOODWILL

 Management believes the excess purchase price over the fair value of the net assets acquired ("Goodwill") in purchase transactions has continuing value. Goodwill must be tested annually, or more frequently as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2010. The fair values of the reporting units exceeded the carrying values in 2010, 2009 and 2008 and, therefore, no impairment of goodwill was recorded in the three years.

IMPAIRMENT OF LONG-LIVED ASSETS

 Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its fair value. There were no such triggering events identified during 2010.

32 /ATR

2010 Form 10-K

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

 Derivative financial instruments are recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

RESEARCH & DEVELOPMENT EXPENSES

 Research and development costs are expensed as incurred. These costs amounted to $51.4, $50.2 and $55.1 million in 2010, 2009 and 2008, respectively.

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

        In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S. From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations. The Company's policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company. As such, the company does not provide taxes on earnings that are deemed to be permanently reinvested.

        The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition. See Note 5 for more information.

TRANSLATION OF FOREIGN CURRENCIES

 The functional currencies of all the Company's foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders' Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $604 thousand in 2010, a gain of $879 thousand in 2009, and a loss of $3.3 million in 2008.

STOCK BASED COMPENSATION

 Accounting standards require the application of the non-substantive vesting approach which means that an award is fully vested when the employee's retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately, if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. See Note 14 for more information.

REVENUE RECOGNITION

 Product Sales.    In accordance with current accounting standards, the Company's policy is to recognize revenue from product sales when the title and risk of loss has transferred to the customer, when the Company has no remaining obligations regarding the transaction and when collection is reasonably assured. The majority of the Company's products shipped from the U.S. transfers title and risk of loss when the goods leave the Company's shipping location. The majority of the Company's products shipped from non-U.S. operations transfer title and risk of loss when the goods reach their destination. Tooling revenue is also recognized when the title and risk of loss transfers to the customer.

 Services and Other.    The Company occasionally invoices customers for certain services. The Company also receives revenue from other sources such as license or royalty agreements. Revenue is recognized when services are rendered or rights to use assets can be reliably measured and when collection is reasonably assured. Service and other revenue is not material to the Company's results of operations for any of the years presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

33 /ATR

2010 Form 10-K

The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity ("VIE") and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE's economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity's involvement with a VIE, restrictions on the VIE's assets and liabilities that are included in the reporting entity's consolidated balance sheet, significant risk exposures due to the entity's involvement with the VIE, and how its involvement with a VIE impacts the reporting entity's consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. The adoption did not have a material impact on our financial statements.

NOTE 2 INVENTORIES

 At December 31, 2010 and 2009, approximately 20% and 21%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2010	2009

Raw materials	$106,870	$81,452
Work-in-process	67,591	66,431
Finished goods	102,423	86,192

Total	276,884	234,075
Less LIFO reserve	(4,629)	(3,268)

Total	$272,255	$230,807

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

 The Company completed its annual analysis of the fair value of its reporting units as of December 31, 2010 using both a discounted cash flow analysis and market multiple approach, resulting in no impairment.

        The changes in the carrying amount of goodwill for the year ended December 31, 2010, are as follows by reporting segment:

	Pharma	Beauty & Home	Closures	Corporate and Other	Total

Goodwill	$28,133	$158,823	$40,085	$1,615	$228,656
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2008	$28,133	$158,823	$40,085	$—	$227,041
Acquisitions (See Note 17)	—	666	—	—	666
Foreign currency exchange effects	291	2,327	253	—	2,871

Goodwill	$28,424	$161,816	$40,338	$1,615	$232,193
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2009	$28,424	$161,816	$40,338	$—	$230,578
Foreign currency exchange effects	(1,371)	(515)	(1,663)	—	(3,549)

Goodwill	$27,053	$161,301	$38,675	$1,615	$228,644
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2010	$27,053	$161,301	$38,675	$—	$227,029

34 /ATR

2010 Form 10-K

        The table below shows a summary of intangible assets for the years ended December 31, 2010 and 2009.

		2010			2009
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortization intangible assets:
Patents	14	$18,489	$(16,008)	$2,481	$19,368	$(15,655)	$3,713
License agreements and other	5	25,345	(22,584)	2,761	26,261	(20,886)	5,375

Total intangible assets	9	$43,834	$(38,592)	$5,242	$45,629	$(36,541)	$9,088

        Aggregate amortization expense for the intangible assets above for the years ended December 31, 2010, 2009 and 2008 was $3,620, $5,304, and $6,261, respectively.

        Estimated amortization expense for the years ending December 31 is as follows:

2011	$1,855
2012	$889
2013	$737
2014	$684
2015	$467

        Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2010.

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 At December 31, 2010 and 2009, accounts payable and accrued liabilities consisted of the following:

	2010	2009

Accounts payable, principally trade	$123,818	$109,135
Accrued employee compensation costs	95,330	78,080
Unearned income	15,800	26,037
Other accrued liabilities	92,808	75,708

Total	$327,756	$288,960

35 /ATR

2010 Form 10-K

NOTE 5 INCOME TAXES

 Income from continuing operations before income taxes consists of:

Years Ended December 31,	2010	2009	2008

United States	$43,485	$32,938	$21,771
International	210,900	151,120	204,955

Total	$254,385	$184,058	$226,726

        The provision for income taxes from continuing operations is comprised of:

Years Ended December 31,	2010	2009	2008
Current:
U.S. Federal	$24,371	$20,054	$11,520
State/Local	(501)	1,182	569
International	56,423	39,554	62,462

	$80,293	$60,790	$74,551

Deferred:
U.S. Federal/State	$(3,055)	$841	$(8)
International	3,558	(2,170)	(1,318)

	$503	$(1,329)	$(1,326)

Total	$80,796	$59,461	$73,225

        The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2010, 2009 and 2008 to income before income taxes is as follows:

Years Ended December 31,	2010	2009	2008

Income tax at statutory rate	$89,035	$64,420	$79,354
State income taxes, net of federal benefit	(469)	743	499
Research & development credits	(1,980)	(826)	(795)
Provision for distribution of current foreign earnings	9,037	9,881	3,953
Brazilian capital incentive	(2,001)	—	—
Italian stimulus	(528)	(501)	—
Italian government special election	—	(1,628)	—
Rate differential on earnings of foreign operations	(12,439)	(13,396)	(10,590)
Other items, net	141	768	804

Actual income tax provision	$80,796	$59,461	$73,225

Effective income tax rate	31.8%	32.3%	32.3%

        The tax provision for 2010 reflects the benefit of $2.0 million in Brazil related to claims filed under a program intended to encourage equity funding of Brazilian entities. Additional U.S. state R&D credits of $1.4 million were also realized during 2010 as a result of increased company profitability. Depreciation incentives enacted as part of the 2009 Italian government stimulus provided a benefit of $0.5 million in both 2010 and 2009.

        The tax provision for 2009 reflects a $1.6 million benefit from a special election in Italy related to the revaluation of real property for tax purposes. The tax benefit is attributable to the revaluation of deferred tax liabilities to reflect the higher tax basis.

        The tax provision for 2008 reflects the benefits from lower tax rates in Germany and Italy that became effective in 2008. These benefits helped to offset the additional cost from increased repatriation to the U.S. during 2008.

36 /ATR

2010 Form 10-K

        Significant deferred tax assets and liabilities as of December 31, 2010 and 2009 are comprised of the following temporary differences:

	2010	2009
Deferred Tax Assets:
Pension liabilities	$13,711	$11,836
Net operating loss carryforwards	6,454	6,954
Stock options	5,725	7,625
Vacation	4,827	3,804
Inventory	4,161	3,997
Workers compensation	3,708	2,539
Accruals	2,725	2,456
Other	5,927	3,346

Total gross deferred tax assets	47,238	42,557
Less valuation allowance	(5,619)	(5,480)

Net deferred tax assets	41,619	37,077

Deferred Tax Liabilities:
Depreciation and amortization	37,522	36,007
Leases	7,638	8,067

Total gross deferred tax liabilities	45,160	44,074

Net deferred tax liabilities	$3,541	$6,997

        There is no expiration date on $4.3 million of the tax-effected net operating loss carryforwards. Of the remaining amount of net operating loss carryforwards, $1.5 million (tax effected) will expire in the years 2012 to 2018. Additionally, there are $0.7 million of state tax effected net operating losses that expire in the years 2019 to 2023.

        The Company has established a valuation allowance primarily for the deferred tax assets related to non-U.S. tax loss carryforwards as well as an amount for U.S. state tax credits. Management does not believe the benefit of a majority of the non-U.S. loss carryforwards ($5.1 million) and a portion of the U.S. state tax credits ($0.5 million) will be realized. Increased company profitability in 2010 allowed the Company to release a valuation allowance of $1.4 million prior to foreign currency impact adjustments. This amount was previously provided for the benefit of U.S. state loss carryforwards.

        The Company repatriated a portion of non-U.S. subsidiary earnings in 2010, 2009, and 2008 in the amounts of $81 million, $78 million, and $63 million, respectively. All of these amounts were received from our European operations except as follows: $3 million from Canada (2009) and $14 million from Canada (2008). The Company has expressed the intent to reinvest the remainder of the undistributed earnings of its non-U.S. subsidiaries.

        Except for Canada, all repatriations were from current year earnings and not from funds previously considered permanently reinvested. Due to an asset acquisition and restructuring activities, $14 million and $3 million of funds previously determined to be permanently reinvested in Canada were returned to the U.S. in 2008 and 2009, respectively. The tax effects related to these repatriations were recorded in the period the repatriation decision was made.

        As of December 31, 2010, the Company had $791.7 million of undistributed earnings from non-U.S. subsidiaries which have been designated as permanently reinvested. The Company has not made a provision for U.S. or additional foreign taxes on this amount as it is not practical to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

        The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.4 million would become payable in the event the terms of the grant are not fulfilled.

37 /ATR

2010 Form 10-K

INCOME TAX UNCERTAINTIES

 The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2010	2009	2008

Balance at January 1	$10,806	$9,661	$6,492
Increases based on tax positions for the current year	643	1,728	1,352
Increases based on tax positions of prior years	2,309	1,281	4,362
Decreases based on tax positions of prior years	(1,362)	(672)	(1,085)
Settlements	(381)	(168)	(24)
Lapse of statute of limitations	(1,122)	(1,024)	(1,436)

Balance at December 31	$10,893	$10,806	$9,661

        The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $10.1 million. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by $1 to 6 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2010, 2009 and 2008, the Company had approximately $1.6 million, $1.8 million and $1.4 million accrued for the payment of interest and penalties, of which approximately $(0.2) million, $0.4 million and $0.2 million was recognized in income tax expense in the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2007 – 2010
United States — State	2006 – 2010
France	2008 – 2010
Germany	2007 – 2010
Italy	2006 – 2010
Switzerland	1999 – 2010

NOTE 6 DEBT

 Average borrowings under unsecured lines of credit were $106.5 million and $65.3 million for 2010 and 2009, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 1.0% for 2010 and 1.6% for 2009. There are no compensating balance requirements associated with short-term borrowings. The Company has a $200 million revolving credit facility. Under this credit agreement, interest on borrowings is payable at a rate equal to London Interbank Offered Rates ("LIBOR") plus an amount based on the financial condition of the Company. The Company is required to pay a fee for this commitment. Commitment or facility fee payments in 2010, 2009 and 2008 were not significant. The amounts borrowed under this agreement were $42 million and $100 million at December 31, 2010 and 2009, respectively.

        The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests.

38 /ATR

2010 Form 10-K

        At December 31, the Company's long-term obligations consisted of the following:

	2010	2009
Notes payable 2.0% – 16.5%, due in monthly and annual installments through 2015	$7,916	$10,750
Senior unsecured notes 6.6%, due in installments through 2011	21,555	43,374
Senior unsecured notes 5.1%, due in 2011	25,000	25,000
Senior unsecured notes 5.4% due in 2013	25,000	25,000
Senior unsecured notes 2.3% due in 2015	16,000	—
Senior unsecured notes 6.0% due in 2016	50,000	50,000
Senior unsecured notes 6.0% due in 2018	75,000	75,000
Senior unsecured notes 3.8% due in 2020	84,000	—
Capital lease obligations	4,428	5,607

	308,899	234,731
Current maturities of long-term obligations	(50,126)	(25,115)

Total long-term obligations	$258,773	$209,616

        Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company's long-term obligations approximates its book value.

        Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years and thereafter beginning in 2011 are $49,164, $2,392, $27,262, $635, $16,018 and $209,000 thereafter.

NOTE 7 LEASE COMMITMENTS

 The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2029. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term.

        Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $23,382, $24,129 and $24,382 in 2010, 2009 and 2008, respectively.

        Assets recorded under capital leases consist of:

	2010	2009
Buildings	$21,663	$23,117
Machinery and equipment	9,003	9,246

	30,666	32,363
Accumulated depreciation	(19,053)	(19,298)

	$11,613	$13,065

        Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010:

	Capital Leases	Operating Leases
2011	$1,220	$14,167
2012	985	10,208
2013	584	6,346
2014	584	3,345
2015	548	2,350
Subsequent to 2015	2,216	11,094

Total minimum lease payments	6,137	$47,510

Amounts representing interest	(1,709)

Present value of future minimum lease payments	4,428
Lease amount due in one year	(962)

Total	$3,466

39 /ATR

2010 Form 10-K

NOTE 8 RETIREMENT AND DEFERRED COMPENSATION PLANS

 The Company has various noncontributory retirement plans covering certain of its domestic and foreign employees. Benefits under the Company's retirement plans are based on participants' years of service and annual compensation as defined by each plan. Annual cash contributions to fund pension costs accrued under the Company's domestic plans are generally at least equal to the minimum funding amounts required by the Employee Retirement Income Security Act of 1974, as amended (ERISA). Certain pension commitments under its foreign plans are also funded according to local requirements or at the Company's discretion.

        The following table presents the changes in the benefit obligations and plan assets for the most recent two years for the Company's domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$71,666	$64,954	$45,330	$43,816
Service cost	4,675	4,363	1,677	1,766
Interest cost	4,106	3,820	2,369	2,503
Plan amendments	—	—	193	—
Curtailment/Settlement	—	(560)	—	(151)
Actuarial loss/(gain)	8,484	2,150	2,703	(328)
Benefits paid	(2,745)	(3,061)	(3,096)	(3,341)
Foreign currency translation adjustment	—	—	(2,503)	1,066

Benefit obligation at end of year	$86,186	$71,666	$46,673	$45,331

	Domestic Plans		Foreign Plans
	2010	2009	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$49,247	$36,953	$33,793	$16,560
Actual return on plan assets	6,169	6,474	813	1,120
Employer contribution	7,771	9,441	8,659	19,042
Settlements	—	(560)	—	—
Benefits paid	(2,745)	(3,061)	(3,096)	(3,341)
Foreign currency translation adjustment	—	—	(1,786)	412

Fair value of plan assets at end of year	$60,442	$49,247	$38,383	$33,793

Funded status at end of year	$(25,744)	$(22,419)	$(8,290)	$(11,538)

        The following table presents the funded status amounts recognized in the Company's Consolidated Balance Sheet as of December 31, 2010 and 2009.

	Domestic Plans		Foreign Plans
	2010	2009	2010	2009
Non-current assets	$—	$—	$—	$779
Current liabilities	(205)	(514)	(532)	(570)
Non-current liabilities	(25,539)	(21,905)	(7,758)	(11,747)

	$(25,744)	$(22,419)	$(8,290)	$(11,538)

        The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2010 and 2009.

	Domestic Plans		Foreign Plans
	2010	2009	2010	2009
Net actuarial loss	$23,299	$17,552	$8,509	$5,160
Net prior service cost	12	16	5,014	5,292
Tax effects	(8,742)	(6,588)	(4,256)	(3,348)

	$14,569	$10,980	$9,267	$7,104

40 /ATR

2010 Form 10-K

        Changes in benefit obligations and plan assets recognized in other comprehensive income in 2010 are as follows:

	Domestic Plans	Foreign Plans
Current year actuarial gain	$(6,375)	$(3,603)
Amortization of gain	(628)	(255)
Current year prior service	—	81
Amortization of prior service cost	(4)	(359)

	$(7,007)	$(4,136)

        The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2010 expected to be recognized as components of periodic benefit cost in 2011.

	Domestic Plans	Foreign Plans
Amortization of net loss	$1,724	$760
Amortization of prior service cost	4	370

	$1,728	$1,130

Components of net periodic benefit cost:

	Domestic Plans
	2010	2009	2008
Service cost	$4,675	$4,363	$4,098
Interest cost	4,106	3,820	3,514
Expected return on plan assets	(4,037)	(3,726)	(3,107)
Amortization of net loss	628	239	81
Amortization of prior service cost	4	4	4

Net periodic benefit cost	$5,376	$4,700	$4,590

Settlement	—	146	—
Total Net periodic benefit cost	$5,376	$4,846	$4,590

	Foreign Plans
	2010	2009	2008
Service cost	$1,677	$1,766	$1,644
Interest cost	2,369	2,503	2,174
Expected return on plan assets	(1,414)	(980)	(830)
Amortization of net loss	255	625	748
Amortization of prior service cost	359	376	79

Net periodic benefit cost	$3,246	$4,290	$3,815

Curtailment	—	(105)	—
Total Net periodic benefit cost	$3,246	$4,185	$3,815

        The accumulated benefit obligation ("ABO") for the Company's domestic defined benefit pension plans was $75.7 million and $62.6 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for the Company's foreign defined benefit pension plans was $38.8 million and $37.8 million at December 31, 2010 and 2009, respectively.

41 /ATR

2010 Form 10-K

        The following table provides the projected benefit obligation ("PBO"), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2010 and 2009.

	Domestic Plans		Foreign Plans
	2010	2009	2010	2009
Projected benefit obligation	$86,186	$71,666	$17,940	$39,586
Accumulated benefit obligation	75,743	62,558	17,308	33,431
Fair value of plan assets	60,442	49,247	16,357	28,291

        The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2010 and 2009.

	Domestic Plans		Foreign Plans
	2010	2009	2010	2009
Projected benefit obligation	$86,186	$71,666	$44,469	$43,143
Accumulated benefit obligation	75,743	62,558	36,550	35,903
Fair value of plan assets	60,442	49,247	36,179	30,827

Assumptions:

	Domestic Plans		Foreign Plans
	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.40%	5.90%	5.15%	5.55%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.90%	6.00%	5.55%	5.60%
Expected long-term return on plan assets	7.00%	7.00%	4.55%	6.00%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%

        The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans' asset managers, including the managers' review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

        In order to determine the 2011 net periodic benefit cost, the Company expects to use the December 31, 2010 discount rates, rates of compensation increase assumptions and the expected long-term returns on domestic and foreign plan assets used in 2010.

        The Company's domestic and foreign pension plan weighted-average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2010	2009	2010	2009

Equity securities	61%	55%	17%	17%
Fixed income securities	29%	35%	25%	32%
Infrastructure	9%	9%	—	—
Money market	1%	1%	55%	47%
Real estate	—	—	3%	4%

Total	100%	100%	100%	100%

        The Company's investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and

42 /ATR

2010 Form 10-K

accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2011 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2011 is 23% equity securities, 72% fixed income securities, 3% real estate and 2% money market.

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
•
Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2010				Foreign Fair Value Measurement at December 31, 2010
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$497	$497	$—	$—	$19,925	$19,925	$—	$—
USD	—	497	—	—	—	7,324	—	—
EUR	—	—	—	—	—	12,601	—	—
Equity Securities (a)	$31,469	$31,469	—	—	—	—	—	—
US Large Cap Equities	—	12,419	—	—	—	—	—	—
US Small Cap Equities	—	10,166	—	—	—	—	—	—
International Equities	—	8,884	—	—	—	—	—	—
Core Fixed Income (a)	$17,496	$17,496	—	—	—	—	—	—
Hedge Fund (c)	$5,508	—	—	$5,508	—	—	—	—
Investment Funds	—	—	—	—	$18,458	$3,542	$14,916	—
Mutual Funds in Equities (a)	—	—	—	—	—	3,542	—	—
Mutual Funds Diversified(b)	—	—	—	—	—	—	14,916	—
Infrastructure (c)	$5,472	—	—	$5,472	—	—	—	—

Total Investments	$60,442	$49,462	$—	$10,980	$38,383	$23,467	$14,916	$—

	Domestic Fair Value Measurement at December 31, 2009				Foreign Fair Value Measurement at December 31, 2009
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$318	$318	$—	$—	$15,041	$15,041	$—	$—
USD	—	318	—	—	—	6,783	—	—
EUR	—	—	—	—	—	8,258	—	—
Equity Securities (a)	$27,106	$27,106	—	—	—	—	—	—
US Large Cap Equities	—	11,508	—	—	—	—	—	—
US Small Cap Equities	—	8,081	—	—	—	—	—	—
International Equities	—	7,517	—	—	—	—	—	—
Core Fixed Income (a)	$17,256	$17,256	—	—	—	—	—	—
Investment Funds	—	—	—	—	$18,752	$2,717	$16,035	—
Mutual Funds in Equities (a)	—	—	—	—	—	2,717	—	—
Mutual Funds Diversified (b)	—	—	—	—	—	—	16,035	—
Infrastructure (c)	$4,567	—	—	$4,567	—	—	—	—

Total Investments	$49,247	$44,680	$—	$4,567	$33,793	$17,758	$16,035	$—

(a)
Based on third party quotation from financial institution.

(b)
Based on observable market transactions.

(c)
Based on a quarterly statement prepared by the fund manager that reflects contributions, distributions and realized/unrealized gains and losses.

43 /ATR

2010 Form 10-K

        The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2010.

	Infrastructure Fund	Hedge Fund

Balance 12/31/08	$4,364	$—
Return on assets held	283	—
Admin fees and other	(80)	—

Balance, 12/31/09	$4,567	$—
Transfers In	1,000	5,500
Return on assets held	92	8
Admin fees and other	(187)	—

Balance, 12/31/10	$5,472	$5,508

CONTRIBUTIONS

 Annual cash contributions to fund pension costs accrued under the Company's domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $7.8 million to its domestic defined benefit plans in 2010 and plans to contribute approximately $11 million in 2011. Contributions to fund pension costs accrued under the Company's foreign plans are made in accordance with local laws or at the Company's discretion. The Company contributed approximately $8.7 million to its foreign defined benefit plan in 2010 and expects to contribute approximately $2.1 million in 2011.

ESTIMATED FUTURE BENEFIT PAYMENTS

 As of December 31, 2010, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2011	$3,898	$1,309
2012	4,372	1,649
2013	4,979	1,913
2014	4,864	1,848
2015	4,437	2,375
2016 – 2020	24,992	17,042

OTHER PLANS

 The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company's principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $3.9 million and $3.5 million at December 31, 2010 and 2009, respectively. This amount is included in the liability for domestic plans shown above.

        The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee's salary subject to income tax regulations. For each of the years ended December 31, 2010, 2009 and 2008, total contributions made by the Company to these plans were approximately $2.1 million, $2.2 million and $2.2 million, respectively.

        The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee's salary according to local regulations. For each of the years ended December 31, 2010, 2009 and 2008, total contributions made by the Company to these plans were approximately $1.7 million, $1.8 million and $1.8 million, respectively.

        The Company has no additional postretirement or postemployment benefit plans.

NOTE 9 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company's non-functional denominated transactions from adverse changes in exchange rates. Sales of the Company's products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales can impact the Company's results of operations. The Company's policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in

44 /ATR

2010 Form 10-K

currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, options and cross currency swaps to hedge these risks.

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

        As of December 31, 2010, the Company has recorded the fair value of derivative instruments of $155 thousand in miscellaneous other assets with an offsetting adjustment to debt related to a fixed-to-variable interest rate swap agreement with a notional principal value of $5 million. No gain or loss was recorded in the income statement in 2010, 2009 or 2008 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES

 As of December 31, 2010, the Company had one foreign currency cash flow hedge. A French entity of Aptargroup, Aptargroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.6 million) as of December 31, 2010. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 4.2 million Brazilian Real ($2.4 million) as of December 31, 2009.

        During the year ended December 31, 2010, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company's foreign currency forward contracts hedge forecasted transactions for approximately one year (March 2012).

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

45 /ATR

2010 Form 10-K

OTHER

 As of December 31, 2010, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.4 million in accounts payable and accrued liabilities, $1.7 million in prepayments and other and $2.8 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2010 had an aggregate contract amount of $71.2 million.

Fair Value of Derivative Instruments in the Statements of Financial Position as of December 31, 2010 and December 31, 2009

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	December 31, 2010	December 31, 2009
Derivative Assets
Interest Rate Contracts	Miscellaneous	$155	$574

		$155	$574

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$309	$293
Foreign Exchange Contracts	Deferred and other non-current liabilities	377	437

		$686	$730

Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$1,660	$902

		$1,660	$902

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,089	$885
Foreign Exchange Contracts	Deferred and other non-current liabilities	2,448	2,020

		$3,537	$2,905

The Effect of Derivative Instruments on the Statements of Financial Performance for the Quarters Ended December 31, 2010 and December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2010	2009
Foreign Exchange Contracts	$(2)	$(2)

	$(2)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Foreign Exchange Contracts	Miscellaneous, net	$1,409	$336

		$1,409	$336

The Effect of Derivative Instruments on the Statements of Financial Performance for the Fiscal Years Ended December 31, 2010 and December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2010	2009
Foreign Exchange Contracts	$4	$—

	$4	$—

46 /ATR

2010 Form 10-K

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Foreign Exchange Contracts	Miscellaneous, net	$(2,925)	$(2,917)

		$(2,925)	$(2,917)

NOTE 10 COMMITMENTS AND CONTINGENCIES

 The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature including the proceeding noted below. While management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial positions, results of operations and cash flows.

        A competitor has filed a lawsuit against Aptargroup, Inc. alleging that certain processes utilized by Aptargroup, Inc. in the manufacture of a specific type of diptube infringe patents owned by the counterparty. This lawsuit seeks an exclusion order barring the manufacture of this specific diptube. The Company believes it has meritorious defenses against the suit and we do not believe that an unfavorable outcome is probable. Therefore, no accrual has been recorded related to this matter. Further, the range of loss cannot be estimated as the counterparty has not provided us an amount of damages.

        Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2010.

NOTE 11 PREFERRED STOCK PURCHASE RIGHTS

 The Company has a preferred stock purchase rights plan (the "Rights Plan") and each share of common stock has one-half of a preferred share purchase right (a "Right"). Under the terms of the Rights Plan, if a person or group acquires 15% or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice such price. In addition, under certain circumstances if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

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

NOTE 12 STOCK REPURCHASE PROGRAM

 The Company repurchased approximately 2.0 million and 0.9 million shares of its outstanding common stock in 2010 and 2009, respectively, at a total cost of $86.5 million and $30.0 million in 2010 and 2009, respectively. Shares repurchased are returned to Treasury Stock. The Company has a remaining authorization at December 31, 2010 to repurchase 1.7 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

47 /ATR

2010 Form 10-K

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

 Accumulated other comprehensive income consists of treasury locks, foreign currency translation adjustments, net gain (loss) on derivatives and pension liability adjustments. The following table summarized our accumulated other comprehensive income activity for the years ended December 31, 2010, 2009 and 2008:

	Foreign Currency Translation Adjustments (1)	Net Gain/ (Loss) on Derivatives (2)	Other Adjustments (3)	Accumulated Other Comprehensive Income

Balance – December 31, 2007	$221,041	$(10)	$(6,737)	$214,294
Period change	(61,250)	15	(13,759)	(74,994)

Balance – December 31, 2008	159,791	5	(20,496)	139,300
Period change	44,929	(1)	1,871	46,799

Balance – December 31, 2009	204,720	4	(18,625)	186,099
Period change	(56,693)	—	(5,640)	(62,333)

Balance – December 31, 2010	$148,027	$4	$(24,265)	$123,766

(1)
Income taxes are generally not provided for foreign currency translation adjustments.

(2)
Amount includes an increase in deferred income tax assets by $0.6 related to the net loss on derivatives at December 31, 2009, and a reduction of deferred income tax assets by $8 for the net gain on derivatives at December 31, 2008.

(3)
Represents the change in unrecognized pension gains/losses and related amortization at December 31, 2010, 2009 and 2008 of $(5,724), $1,790 and $(13,164), respectively, and change in treasury locks of $84, $81 and $(595), respectively, at December 31, 2010, 2009 and 2008. Amounts include the effects of deferred income tax assets at December 31, 2010, 2009 and 2008 of $3,062, $(853) and $7,844, respectively.

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

        Compensation expense recorded attributable to stock options for the year ended December 31, 2010 was approximately $11.2 million ($8.0 million after tax), or $0.12 per share basic and $0.11 per share diluted. The income tax benefit related to this compensation expense was approximately $3.2 million. Approximately $9.9 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2009 was approximately $9.8 million ($7.3 million after tax), or $0.11 per share basic and $0.10 per share diluted. The income tax benefit related to this compensation expense was approximately $2.4 million. Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2008 was approximately $11.1 million ($8.0 million after tax), or $0.12 per share basic and $0.11 per share diluted. The income tax benefit related to this compensation expense was approximately $3.1 million. Approximately $10.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

48 /ATR

2010 Form 10-K

        The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $9.18, $7.33 and $10.02 per share in 2010, 2009 and 2008, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans: Years ended December 31,	2010	2009	2008

Dividend Yield	1.8%	1.6%	1.4%
Expected Stock Price Volatility	22.7%	24.2%	22.4%
Risk-free Interest Rate	3.6%	2.2%	3.7%
Expected Life of Option (years)	6.9	6.9	6.9

        The fair value of stock options granted under the Director Stock Option Plan in 2010 was $10.07. The fair value of stock options granted under the Director Stock Option Plan in 2009 and 2008 was $7.90 and $12.08, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans: Years ended December 31,	2010	2009	2008

Dividend Yield	1.7%	1.7%	1.3%
Expected Stock Price Volatility	22.6%	24.9%	22.3%
Risk-free Interest Rate	3.4%	3.1%	3.8%
Expected Life of Option (years)	6.9	6.9	6.9

        A summary of option activity under the Company's stock option plans as of December 31, 2010, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2010	8,376,677	$26.13	205,000	$24.87
Granted	1,233,630	36.49	64,000	40.34
Exercised	(1,386,011)	18.81	(50,000)	20.43
Forfeited or expired	(15,560)	32.49	—	—

Outstanding at December 31, 2010	8,208,736	$28.91	219,000	$30.40

Exercisable at December 31, 2010	5,743,913	$26.45	155,000	$28.40

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2010	6.0			6.6
Exercisable at December 31, 2010	4.8			5.5
Aggregate Intrinsic Value:
Outstanding at December 31, 2010	$151,602			$3,759
Exercisable at December 31, 2010	$120,295			$2,971
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2010	$31,217			$1,151
December 31, 2009	$10,916			$—
December 31, 2008	$21,645			$—

        The fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $11.7 million, $11.0 million and $10.4 million, respectively. Cash received from option exercises was approximately $28.8 million and the tax deduction from option exercises was approximately $8.0 million in the year ended December 31, 2010. As of December 31,

49 /ATR

2010 Form 10-K

2010, the remaining valuation of stock option awards to be expensed in future periods was $6.2 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

        The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2010, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2010	15,178	$32.04
Granted	16,500	35.53
Vested	(9,375)	31.84

Nonvested at December 31, 2010	22,303	$34.71

        Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2010, 2009 and 2008 was approximately $467 thousand, $143 thousand and $378 thousand, respectively. The fair value of units vested during the years ended December 31, 2010, 2009 and 2008 was $298 thousand, $323 thousand and $262 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2010, 2009 and 2008 was $330 thousand, $319 thousand and $324 thousand, respectively. As of December 31, 2010, there was $122 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.6 years.

NOTE 15 EARNINGS PER SHARE

 The reconciliation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2010
Basic EPS
Income available to common stockholders	$173,481	67,344	$2.58
Effect of Dilutive Securities
Stock options		2,458
Restricted stock	—	13

Diluted EPS
Income available to common stockholders	$173,481	69,815	$2.48

For the Year Ended December 31, 2009
Basic EPS
Income available to common stockholders	$124,623	67,643	$1.84
Effect of Dilutive Securities
Stock options		2,136
Restricted stock	—	6

Diluted EPS
Income available to common stockholders	$124,623	69,785	$1.79

For the Year Ended December 31, 2008
Basic EPS
Income available to common stockholders	$153,495	67,851	$2.26
Effect of Dilutive Securities
Stock options		2,657
Restricted stock	—	10

Diluted EPS
Income available to common stockholders	$153,495	70,518	$2.18

50 /ATR

2010 Form 10-K

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

        The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business segments and allocates resources based upon earnings before interest expense in excess of interest income, stock option and corporate expenses and income taxes (collectively referred to as "Segment Income"). These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

51 /ATR

2010 Form 10-K

        Financial information regarding the Company's reportable segments is shown below:

Years Ended December 31,	2010	2009	2008

Total Sales:
Beauty & Home	$1,088,298	$932,382	$1,086,413
Closures	554,445	491,071	542,711
Pharma	452,279	430,888	458,009
Other	170	195	322

Total Sales	$2,095,192	$1,854,536	$2,087,455
Less: Intersegment Sales:
Beauty & Home	$15,761	$11,712	$13,935
Closures	1,529	523	966
Pharma	1,018	492	553
Other	165	193	316

Total Intersegment Sales	$18,473	$12,920	$15,770
Net Sales:
Beauty & Home	$1,072,537	$920,669	$1,072,478
Closures	552,916	490,548	541,745
Pharma	451,261	430,397	457,456
Other	5	2	6

Net Sales	$2,076,719	$1,841,616	$2,071,685
Segment Income:
Beauty & Home	$117,695	$58,844	$89,724
Closures	60,467	49,769	43,934
Pharma	130,361	123,654	129,591
Corporate and Other (1)	(43,015)	(35,057)	(30,956)

Income before interest and taxes	$265,508	$197,210	$232,293
Interest expense, net	(11,123)	(13,152)	(5,567)

Income before income taxes	$254,385	$184,058	$226,726

Depreciation and Amortization:
Beauty & Home	$73,809	$74,865	$76,117
Closures	31,070	31,564	30,696
Pharma	25,715	23,685	22,231
Other	2,365	2,899	2,101

Depreciation and Amortization	$132,959	$133,013	$131,145
Capital Expenditures:
Beauty & Home	$55,409	$60,304	$87,191
Closures	36,300	32,526	37,766
Pharma	18,772	26,666	46,729
Other	8,323	25,430	31,914

Capital Expenditures	$118,804	$144,926	$203,600
Total Assets:
Beauty & Home	$977,522	$938,463	$946,592
Closures	367,848	347,850	354,357
Pharma	326,275	339,489	318,863
Other	361,073	330,391	212,010

Total Assets	$2,032,718	$1,956,193	$1,831,822
(1)
Corporate and Other includes $11.2 million, $9.8 million, and $11.1 million related to stock option expenses for the twelve months ended December 31, 2010, 2009, and 2008 respectively. These amounts also include $1.4 million of LIFO expense in 2010, $0.4 million of LIFO expense in 2009 and $2.3 million of LIFO income in 2008.

52 /ATR

2010 Form 10-K

GEOGRAPHIC INFORMATION

 The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Net Sales to Unaffiliated Customers (1):
United States	$594,467	$519,671	$531,054
Europe:
France	557,595	483,051	615,470
Germany	255,013	240,302	284,043
Italy	152,138	129,257	156,704
Other Europe	226,293	220,425	232,450

Total Europe	1,191,039	1,073,035	1,288,667
Other Foreign Countries	291,213	248,910	251,964

Total	$2,076,719	$1,841,616	$2,071,685

Plant, Property & Equipment:
United States	$174,831	$156,138	$150,377
Europe:
France	202,954	245,432	243,372
Germany	138,027	154,095	132,621
Italy	73,353	77,239	75,382
Other Europe	59,859	62,013	65,582

Total Europe	474,193	538,779	516,957
Other Foreign Countries	75,960	69,151	53,548

Total	$724,984	$764,068	$720,882

Product Net Sales Information:
Pumps	$1,011,992	$895,188	$998,913
Closures	527,772	465,001	499,434
Valves	299,042	277,641	309,034
Other	237,913	203,786	264,304

Total	$2,076,719	$1,841,616	$2,071,685

(1)
Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

        No single customer represents 10% or more of the Company's net sales in 2010, 2009 or 2008.

NOTE 17 ACQUISITIONS

 In March 2010, the Company acquired certain equipment, inventory and intellectual property rights for approximately $3.0 million in cash. No debt was assumed in the transaction. The purchase price approximated the fair value of the assets acquired and therefore no goodwill was recorded. The results of operations subsequent to the acquisition are included in the statement of income. The assets acquired are included in the Closures reporting segment.

        In August 2009, the Company acquired Covit do Brasil Componentes de Alumínio para Perfumaria Ltda. (Covit do Brasil) for approximately $7.6 million in cash. Covit do Brasil has been operating in Brazil since 2005 developing and supplying anodized aluminum parts primarily for the fragrance/cosmetic market. Covit do Brasil generally supplies parts to other companies within Aptargroup. No debt was assumed in the transaction. Covit do Brasil's annual revenues are approximately $7.0 million, of which approximately $6.0 million are with Aptargroup subsidiaries. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $0.7 million was recorded on the transaction. The results of operations subsequent to the acquisition are included in the reported income statement. Covit do Brasil is included in the Beauty & Home reporting segment.

        In October 2008, the Company purchased the remaining 50% that it did not already own of Seaplast S.A. for approximately $6.3 million in cash. Seaplast S.A. is located in Spain and primarily produces dispensing closures. The consolidated statement of income includes Seaplast S.A.'s results of operations from October 29, 2008, the date of the acquisition. Prior to this date, 50% of Seaplast S.A.'s results were included in equity and results from affiliates. Goodwill of approximately $2.6 million was recorded on the transaction. Seaplast S.A. is included in the Closures reporting segment.

53 /ATR

2010 Form 10-K

        In April 2008, the Company acquired the equipment, inventory and intellectual property of CCL Industries' Bag-on-Valve business ("CCLBOV") for approximately $9.3 million in cash. No debt was assumed in the transaction. CCLBOV's annual revenues are approximately $9.0 million. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $3.4 million was recorded on the transaction. CCLBOV was located in Canada but the assets purchased were transferred to existing Aptargroup facilities in the U.S. before the end of the second quarter 2008. CCLBOV is included in the Beauty & Home reporting segment.

        At the end of March 2008, the Company acquired 70% of the outstanding shares of Next Breath LLC ("Next Breath") for approximately $4.1 million in cash. No debt was assumed in the transaction. Next Breath, located in Baltimore, Maryland, is a contract service organization specializing in analytical testing of nasal and inhalation products on behalf of pharmaceutical, biotech, drug delivery and device companies. Next Breath's annual sales are approximately $2.0 million. The excess purchase price over the fair value of assets acquired and liabilities assumed was allocated to Goodwill. Goodwill of approximately $3.7 million was recorded on the transaction. Next Breath is included in the Pharma reporting segment.

        None of these acquisitions had a material impact on the results of operations in 2010, 2009 or 2008 and therefore no proforma information is required.

NOTE 18 QUARTERLY DATA (UNAUDITED)

 Quarterly results of operations and per share information for the years ended December 31, 2010 and 2009 are as follows:

	Quarter
					Total for Year
	First	Second	Third	Fourth

Year Ended December 31, 2010:
Net sales	$505,469	$522,923	$517,537	$530,790	$2,076,719
Gross profit (1)	141,235	146,186	143,402	137,713	568,536
Net Income	39,095	46,759	47,021	40,714	173,589
Net Income Attributable to Aptargroup, Inc.	39,022	46,695	46,983	40,781	173,481
Per Common Share – 2010:
Net income Attributable to Aptargroup, Inc.
Basic	$.58	$.69	$.70	$.61	$2.58
Diluted	.56	.67	.68	.59	2.48
Dividends declared	.15	.15	.18	.18	.66
Stock price high (2)	40.85	44.36	46.55	48.45	48.45
Stock price low (2)	34.46	37.34	36.91	44.40	34.46
Average number of shares outstanding:
Basic	67,576	67,630	67,213	66,965	67,344
Diluted	70,077	69,682	69,374	69,397	69,815
Year Ended December 31, 2009:
Net sales	$431,816	$440,508	$473,668	$495,624	$1,841,616
Gross profit (1)	113,020	118,899	120,233	130,619	482,771
Net Income	26,595	28,470	33,467	36,065	124,597
Per Common Share – 2009:
Net income
Basic	$.39	$.42	$.49	$.53	$1.84
Diluted	.38	.41	.48	.52	1.79
Dividends declared	.15	.15	.15	.15	.60
Stock price high (2)	36.08	34.26	38.09	38.96	38.96
Stock price low (2)	24.95	28.61	32.14	34.52	24.95
Average number of shares outstanding:
Basic	67,677	67,705	67,691	67,500	67,643
Diluted	69,519	69,293	69,489	69,319	69,785
(1)
Gross profit is defined as net sales less cost of sales and depreciation.

(2)
The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

54 /ATR

2010 Form 10-K

NOTE 19 — FAIR VALUE

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
  •
  Level 3:    Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        As of December 31, 2010, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$155	$—	$155	$—
Forward exchange contracts (b)	1,660	—	1,660	—

Total assets at fair value	$1,815	$—	$1,815	$—

Liabilities
Forward exchange contracts (b)	$4,223	$—	$4,223	$—

Total liabilities at fair value	$4,223	$—	$4,223	$—

        As of December 31, 2009, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$574	$—	$574	$—
Forward exchange contracts (b)	902	—	902	—

Total assets at fair value	$1,476	$—	$1,476	$—

Liabilities
Forward exchange contracts (b)	$3,635	$—	$3,635	$—

Total liabilities at fair value	$3,635	$—	$3,635	$—

(a)
Based on third party quotation from financial institution

(b)
Based on observable market transactions of spot and forward rates

        Based on the variable borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, the fair value of the Company's long-term obligations approximates its book value.

NOTE 20 — FACILITIES CONSOLIDATION AND SEVERANCE

 In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions. The total costs associated with the consolidation/severance programs are $7.6 million. The plan has been substantially completed, subject to the settlement of remaining reserve balances.

        As of December 31, 2010 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning Reserve at 12/31/09	Net Charges for the Year Ended 12/31/10	Cash Paid	FX Impact	Ending Reserve at 12/31/10

Employee severance	$3,816	$150	$(2,417)	$(250)	$1,299
Other costs	619	(57)	(456)	—	106

Totals	$4,435	$93	$(2,873)	$(250)	$1,405

55 /ATR

2010 Form 10-K

NOTE 21 — CAPITAL STOCK

 We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares
	2010	2009	2010	2009

Balance at the beginning of the year	80,596,075	80,070,107	13,288,619	12,486,447
Employee option exercises	1,141,488	515,615	(244,523)	(82,518)
Director option exercises	50,000	—	—	—
Restricted stock vestings	9,375	10,353	—	—
Common stock repurchases	—	—	2,002,924	884,690

Balance at the end of the year	81,796,938	80,596,075	15,047,020	13,288,619

        The cash dividends paid on the common stock for the years ended December 31, 2010, 2009, and 2008 aggregated $44.5 million, $40.6 million and $38.1 million respectively.

56 /ATR

2010 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aptargroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aptargroup, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting", under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 25, 2011

57 /ATR

2010 Form 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

 The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 57.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

 No change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fiscal quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2011.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Information with respect to directors may be found under the caption "Proposal 1 – Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2011 (the "2011 Proxy Statement") and is incorporated herein by reference.

        Information with respect to executive officers may be found under the caption "Executive Officers" in Part I of this report and is incorporated herein by reference.

        Information with respect to audit committee members and audit committee financial experts may be found under the caption "Corporate Governance – Audit Committee" in the 2011 Proxy Statement and is incorporated herein by reference.

        Information with respect to the Company's Code of Business Conduct and Ethics may be found under the caption "Corporate Governance – Code of Business Conduct and Ethics: Policy Against Hedging" in the 2011 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptar.com).

58 /ATR

2010 Form 10-K

        The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

 The information set forth under the headings "Board Compensation", "Executive Officer Compensation" and "Compensation Committee Report" in the 2011 Proxy Statement is incorporated herein by reference. The information included under the heading "Compensation Committee Report" in the 2011 Proxy Statement shall not be deemed to be "soliciting" material or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information set forth under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information set forth under the heading "Transactions with Related Persons" and "Corporate Governance – Independence of Directors" in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Information with respect to the independent registered public accounting firm fees and services may be found under the caption "Proposal 5 – Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2011" in the 2011 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

(b)
Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 61-63 of this report.

59 /ATR

2010 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 25th day of February 2011.

Aptargroup, Inc. (Registrant)
By	/s/ ROBERT W. KUHN
Robert W. Kuhn Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	February 25, 2011
/s/ PETER PFEIFFER Peter Pfeiffer	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ STEPHEN J. HAGGE Stephen J. Hagge	Executive Vice President, Chief Operating Officer, Secretary and Director	February 25, 2011
/s/ ROBERT W. KUHN Robert W. Kuhn	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2011
/s/ STEFAN A. BAUSTERT Stefan A. Baustert	Director	February 25, 2011
/s/ ALAIN CHEVASSUS Alain Chevassus	Director	February 25, 2011
/s/ RODNEY L. GOLDSTEIN Rodney L. Goldstein	Director	February 25, 2011
/s/ LEO A. GUTHART Leo A. Guthart	Director	February 25, 2011
/s/ GIOVANNA KAMPOURI-MONNAS Giovanna Kampouri-Monnas	Director	February 25, 2011
/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	February 25, 2011
/s/ RALF WUNDERLICH Ralf Wunderlich	Director	February 25, 2011

60 /ATR

2010 Form 10-K

Aptargroup, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009 and 2008

Dollars in thousands

	Balance at Beginning Of Period	Charged to Costs and Expenses	Acquisitions	Deductions from Reserve (a)	Balance at End of Period

2010
Allowance for doubtful accounts	$9,923	$(252)	$—	$(1,111)	$8,560
Deferred tax valuation allowance	5,480	1,344	—	(1,205)	5,619
2009
Allowance for doubtful accounts	$11,900	$701	$—	$(2,678)	$9,923
Deferred tax valuation allowance	2,903	622	3,105	(1,150)	5,480
2008
Allowance for doubtful accounts	$11,139	$3,063	$—	$(2,302)	$11,900
Deferred tax valuation allowance	4,396	978	—	(2,471)	2,903
(a)
Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.

(a) INDEX TO EXHIBITS

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of Aptargroup, Inc., as amended, filed as Exhibit 4(a) to Aptargroup Inc.'s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008 (the "Form S-8"), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and Wells Fargo, as successor rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation to the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 of the Company's Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii) (A) of Regulation S-K.
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Amended and Restated Multicurrency Credit Agreement dated as of July 31, 2006 among Aptargroup, Inc., and Aptargroup Holding SAS, as borrowers, the lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC as Sole Lead Arranger and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Bookrunners, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.5	Note Purchase Agreement dated as of July 31, 2006, among Aptargroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.6	Form of Aptargroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.7	Note Purchase Agreement dated as of July 31, 2008, among Aptargroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.

61 /ATR

2010 Form 10-K

Exhibit Number	Description
4.8	Form of Aptargroup, Inc. 5.41% Series 2008-A-1 Senior Notes Due July 31, 2013, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.9	Form of Aptargroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.10	First Amendment to 2006 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.11	First Amendment to 2008 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.12	Supplemental Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the purchasers listed in Exhibit A thereto filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.13	Form of AptarGroup, Inc. 2.33% Series 2008-B-1 Senior Notes due November 30, 2015 filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.14	Form of AptarGroup, Inc. 3.78% Series 2008-B-2 Senior Notes due November 30, 2020 filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
10.1	Aptargroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.2	Aptargroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.3	Aptargroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.4	Aptargroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.5	Aptargroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	Aptargroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	Aptargroup, Inc., Stock Option Agreement for Employees pursuant to the Aptargroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	Aptargroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the Aptargroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	Aptargroup, Inc. Stock Option Agreement for Employees pursuant to the Aptargroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	Aptargroup, Inc. Restricted Stock Unit Award Agreement pursuant to the Aptargroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	Supplementary Pension Plan — France dated August 24, 2001, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.12	Aptargroup, Inc. Supplemental Retirement Plan dated October 6, 2008, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846) , is hereby incorporated by reference.**
10.13	Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.14	German Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Supplement to the Pension Scheme Arrangement dated October 17, 2007 pertaining to the pension plan between a subsidiary of Aptargroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**

62 /ATR

2010 Form 10-K

Exhibit Number	Description
10.16	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.17	Employment Agreement dated July 18, 2008 of Stephen J. Hagge, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.18	Employment Agreement dated July 18, 2008 of Eric Ruskoski, filed as Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.19	Notice of termination of automatic extension of Employment Agreement of Eric Ruskoski, dated October 30, 2009 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2009 (File No. 1-11846) is hereby incorporated by reference.**
10.20	Employment Agreement dated January 18, 2008 of Olivier Fourment filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.21*	Employment Agreement dated October 1, 2010 of Ursula Saint Léger filed herewith.**
10.22	Employment Agreement dated December 1, 2003 and amended and restated as of July 18, 2008 of Patrick F. Doherty.**
10.23	Severance Agreement dated July 18, 2008 of Robert Kuhn filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Aptargroup, Inc. Annual Bonus Plan, filed as Exhibit 10.2 to Aptargroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.25	Aptargroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to Aptargroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.26	Aptargroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to Aptargroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.27	Form of Aptargroup, Inc. Stock Option Agreement for Employees pursuant to the Aptargroup, Inc. 2008 Stock Option Plan filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.28	Form of Aptargroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the Aptargroup, Inc. 2008 Director Stock Option Plan filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.29	Form of Aptargroup, Inc. Restricted Stock Unit Award Agreement pursuant to the Aptargroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), and amended as of January 1, 2010.**
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	The following financial information from Aptargroup, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, (2) the consolidated balance sheets as of December 31, 2010 and 2009, (3) the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 and (4) notes to the consolidated financial statements, tagged as blocks of text.
*
Filed herewith.
**
Management contract or compensatory plan or arrangement.
***
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

63 /ATR

2010 Form 10-K