Form 10-Q
period 2011-03-31
APTARGROUP INC
filed 2011-05-09
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________TO___________

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at May 5, 2011
Common Stock, $.01 par value per share	67,217,676 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2011

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2011	2010

Net Sales	$576,518	$505,469
Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	382,670	331,156
Selling, research & development and administrative	90,479	78,696
Depreciation and amortization	33,605	33,991
	506,754	443,843
Operating Income	69,764	61,626

Other Income (Expense):
Interest expense	(4,620)	(3,472)
Interest income	1,552	766
Miscellaneous, net	(421)	(1,002)
	(3,489)	(3,708)

Income before Income Taxes	66,275	57,918

Provision for Income Taxes	21,807	18,823

Net Income	44,468	39,095

Net Loss/(Income) Attributable to Noncontrolling Interests	9	(73)

Net Income Attributable to AptarGroup, Inc.	$44,477	$39,022

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$.66	$.58
Diluted	$.64	$.56

Average Number of Shares Outstanding:
Basic	66,926	67,576
Diluted	69,914	70,007

Dividends per Common Share	$.18	$.15

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2011	2010
Assets

Current Assets:
Cash and equivalents	$397,137	$376,427
Accounts and notes receivable, less allowance for doubtful accounts of $8,177 in 2011 and $8,560 in 2010	430,108	357,110
Inventories, net	301,865	272,255
Prepaid and other	72,521	58,191
	1,201,631	1,063,983

Property, Plant and Equipment:
Buildings and improvements	332,787	316,415
Machinery and equipment	1,703,698	1,621,475
	2,036,485	1,937,890
Less: Accumulated depreciation	(1,305,872)	(1,231,557)
	730,613	706,333
Land	19,498	18,651
	750,111	724,984

Other Assets:
Investments in affiliates	904	853
Goodwill	232,764	227,029
Intangible assets, net	4,781	5,242
Miscellaneous	10,857	10,627
	249,306	243,751
Total Assets	$2,201,048	$2,032,718

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2011	2010
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$73,504	$45,440
Current maturities of long-term obligations	51,011	50,126
Accounts payable and accrued liabilities	356,595	327,756
	481,110	423,322

Long-Term Obligations	259,572	258,773

Deferred Liabilities and Other:
Deferred income taxes	21,819	22,134
Retirement and deferred compensation plans	42,677	39,362
Deferred and other non-current liabilities	9,006	9,353
Commitments and contingencies	—	—
	73,502	70,849

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized; 82.1 and 81.8 million shares issued as of March 31, 2011 and December 31, 2010, respectively	820	817
Capital in excess of par value	334,222	318,346
Retained earnings	1,311,452	1,279,013
Accumulated other comprehensive income	192,127	123,766
Less treasury stock at cost, 15.2 and 15.0 million shares as of March 31, 2011 and December 31, 2010, respectively	(452,602)	(443,019)
Total AptarGroup, Inc. Stockholders’ Equity	1,386,019	1,278,923
Noncontrolling interests in subsidiaries	845	851

Total Stockholders’ Equity	1,386,864	1,279,774
Total Liabilities and Stockholders’ Equity	$2,201,048	$2,032,718

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

		AptarGroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance — December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	$39,095	39,022					73	39,095
Foreign currency translation adjustments	(60,513)		(60,513)					(60,513)
Changes in unrecognized pension gains/losses and related amortization, net of tax	203		203					203
Changes in treasury locks, net of tax	21		21					21
Net gain on derivatives, net of tax	8		8					8
Comprehensive loss	$(21,186)
Stock option exercises & restricted stock vestings				5		19,584		19,589
Cash dividends declared on common stock		(10,103)						(10,103)
Treasury stock purchased					(7,980)			(7,980)
Balance — March 31, 2010:		$1,178,936	$125,818	$811	$(364,528)	$292,055	$864	$1,233,956

Balance — December 31, 2010:		$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income	$44,468	44,477					(9)	44,468
Foreign currency translation adjustments	67,744		67,741				3	67,744
Changes in unrecognized pension gains/losses and related amortization, net of tax	593		593					593
Changes in treasury locks, net of tax	21		21					21
Net gain on derivatives, net of tax	6		6					6
Comprehensive income	$112,832
Stock option exercises & restricted stock vestings				3	1	15,876		15,880
Cash dividends declared on common stock		(12,038)						(12,038)
Treasury stock purchased					(9,584)			(9,584)
Balance — March 31, 2011:		$1,311,452	$192,127	$820	$(452,602)	$334,222	$845	$1,386,864

See accompanying unaudited notes to consolidated financial statement.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2011	2010

Cash Flows from Operating Activities:
Net income	$44,468	$39,095
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	32,900	33,078
Amortization	705	913
Stock option based compensation	7,722	5,982
Provision for bad debts	65	78
Deferred income taxes	(2,496)	(3,372)
Retirement and deferred compensation plan expense	2,896	2,167
Changes in balance sheet items, excluding
effects from foreign currency adjustments:
Accounts receivable	(62,044)	(47,365)
Inventories	(18,380)	(13,145)
Prepaid and other current assets	(13,622)	(6,118)
Accounts payable and accrued liabilities	11,418	38,449
Income taxes payable	(9,930)	(4,455)
Retirement and deferred compensation plans	3,093	(3,440)
Other changes, net	(943)	1,205
Net Cash (Used)/Provided by Operations	(4,148)	43,072

Cash Flows from Investing Activities:
Capital expenditures	(25,137)	(29,871)
Disposition of property and equipment	836	350
Intangible assets acquired	—	(30)
Acquisition of business net of cash acquired	—	(3,014)
Change in notes receivable, net	(230)	—
Net Cash Used by Investing Activities	(24,531)	(32,565)

Cash Flows from Financing Activities:
Proceeds from notes payable	27,944	31,506
Proceeds from long-term obligations	1,402	—
Repayments of long-term obligations	—	(1,980)
Dividends paid	(12,038)	(10,103)
Proceeds from stock option exercises	6,317	11,401
Purchase of treasury stock	(9,584)	(7,980)
Excess tax benefit from exercise of stock options	1,584	1,907
Net Cash Provided by Financing Activities	15,625	24,751

Effect of Exchange Rate Changes on Cash	33,764	(30,415)

Net Increase in Cash and Equivalents	20,710	4,843
Cash and Equivalents at Beginning of Period	376,427	332,964
Cash and Equivalents at End of Period	$397,137	$337,807

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, changes in equity and cash flows for the interim periods presented.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

Effective at the beginning of fiscal year 2011, AptarGroup’s new organizational structure consists of three market-focused lines of business which are Beauty + Home, Pharma and Food + Beverage. This new structure is a strategic step to become more closely aligned with our customers and the markets in which they operate.  Prior period information has been conformed to the new reporting structure.

REVISION

During the first quarter of 2011, the Company identified certain foreign currency cash flow effects that should not have been reported within cash flows from operating activities on the Consolidated Statements of Cash Flows. Accordingly, the Company changed the classification of these foreign currency effects to appropriately reflect such amounts within effect of exchange rate changes on cash within the Condensed Consolidated Statements of Cash Flows.  This revision did not affect any previously reported amounts in our Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Equity or the net change in cash and equivalents within the Consolidated Statements of Cash Flows.  Management concluded that the Company’s previously issued quarterly and annual financial statements are not materially misstated.  The effect of this incorrect classification is provided below for the 2010 and 2009 prior annual periods and the 2010 prior quarterly periods.  In each applicable future filing, we will revise our Statement of Cash Flows for each quarterly and annual period as follows:

	Net Cash		Effect of Exchange
	Provided by Operations		Rate Changes on Cash		Change in
	Previously		Previously		Cash and
	Reported	Revised	Reported	Revised	Equivalents

Year Ended December 31, 2010	$261,715	$278,695	$(17,662)	$(34,642)	$—
Nine Months Ended September 30, 2010	178,385	186,459	(12,928)	(21,002)	—
Six Months Ended June 30, 2010	94,822	132,822	(40,451)	(78,451)	—
Three Months Ended March 31, 2010	30,235	43,072	(17,578)	(30,415)	—
Year Ended December 31, 2009	$293,591	$279,789	$11,551	$25,353	$—

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The standard is effective for fiscal years beginning on or after June 15, 2010.  The adoption of this standard had no impact on the Consolidated Financial Statements.

In January 2010, the FASB issued new guidelines and clarifications for improving disclosures about fair value measurements.  This guidance requires disclosure of details of significant transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also clarifies the existing disclosure requirements for the level of disaggregation of fair value measurements and the disclosures on inputs and valuation techniques. The Company adopted these provisions effective January 1, 2010. The adoption did not have any impact on our consolidated financial statements. In addition, the guidance also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. We adopted this additional guidance pertaining to Level 3 fair value measurements effective January 1, 2011. The adoption of this guidance did not have any impact on our financial statements as it contains only disclosure requirements.

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

In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the company does not provide taxes on earnings that are deemed to be permanently reinvested.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At March 31, 2011 and December 31, 2010, approximately 18% and 20%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component and net of reserves, consisted of:

	March 31,	December 31,
	2011	2010

Raw materials	$116,979	$106,870
Work in progress	75,490	67,591
Finished goods	114,772	102,423
Total	307,241	276,884
Less LIFO Reserve	(5,376)	(4,629)
Total	$301,865	$272,255

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 1, we have changed our segments to align with our new organization structure.  Upon this change, we reassigned our goodwill based on relative fair value to our reporting units.  This reassignment is reflected in the below table in our gross opening goodwill balance.

The changes in the carrying amount of goodwill since the year ended December 31, 2010 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	and Other	Total

Goodwill	$171,515	$37,678	$17,836	$1,615	$228,644
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2010	$171,515	$37,678	$17,836	$—	$227,029
Foreign currency exchange effects	4,127	1,614	(6)	—	5,735
Goodwill	$175,642	$39,292	$17,830	$1,615	$234,379
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2011	$175,642	$39,292	$17,830	$—	$232,764

The table below shows a summary of intangible assets as of March 31, 2011 and December 31, 2010.

		March 31, 2011			December 31, 2010
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	14	$19,360	$(17,066)	$2,294	$18,489	$(16,008)	$2,481
License agreements and other	5	26,275	(23,788)	2,487	25,345	(22,584)	2,761
Total intangible assets	9	$45,635	$(40,854)	$4,781	$43,834	$(38,592)	$5,242

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2011 and 2010 was $705 and $913, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2011	$1,353	(remaining estimated amortization for 2011)
2012	890
2013	739
2014	686
2015	469

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2011.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans

Three months ended March 31,	2011	2010	2011	2010

Service cost	$1,370	$1,147	$516	$433
Interest cost	1,134	1,007	648	612
Expected return on plan assets	(1,040)	(990)	(461)	(357)
Amortization of net loss	431	154	200	66
Amortization of prior service cost	1	1	97	93
Net periodic benefit cost	$1,896	$1,319	$1,000	$847

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $12.2 million to its domestic defined benefit plans in 2011 and did not make any contributions as of March 31, 2011.  The Company also expects to contribute approximately $2.2 million to its foreign defined benefit plans in 2011 and as of March 31, 2011, has contributed approximately $0.2 million.

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional denominated transactions from adverse changes in exchange rates.  Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated.  Changes in exchange rates on such inter-country sales or intercompany loans can impact the Company’s results of operations.  The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency.  The Company may use foreign currency forward exchange contracts, options and cross currency swaps to economically hedge these risks.

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

As of March 31, 2011, the Company has recorded the fair value of the interest rate swap of $156 thousand in prepaid and other assets with an offsetting adjustment to debt related to the fixed-to-variable interest rate swap agreement with a notional principal value of $5 million.  No gain or loss was recorded in the income statement in 2010 or the first quarter of 2011 as any hedge ineffectiveness for the period was immaterial.

CASH FLOW HEDGES

As of March 31, 2011, the Company had one foreign currency cash flow hedge.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.8 million) as of March 31, 2011.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.5 million) as of March 31, 2010.

During the three months ended March 31, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  The Company’s foreign currency forward contracts hedge forecasted transactions for approximately one year (March 2012).

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

OTHER

As of March 31, 2011, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other, $2.0 million in accounts payable and accrued liabilities, and $2.3 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2011 had an aggregate contract amount of $89.8 million.

Fair Value of Derivative Instruments in the Statements of Financial Position as of March 31, 2011

and December 31, 2010

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010

Derivative Assets
Interest Rate Contracts	Prepaid and other	$156	$—
Interest Rate Contracts	Miscellaneous	—	155
		$156	$155
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$313	$309
Foreign Exchange Contracts	Deferred and other non-current liabilities	—	377
		$313	$686
Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$576	$1,660
		$576	$1,660
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,744	$1,089
Foreign Exchange Contracts	Deferred and other non-current liabilities	2,258	2,448
		$4,002	$3,537

The Effect of Derivative Instruments on the Statements of Financial Performance

for the Quarters Ended March 31, 2011 and March 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2011	2010
Foreign Exchange Contracts	$10	$13
	$10	$13

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Miscellaneous, net	$(3,242)	$(2,371)
		$(3,242)	$(2,371)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature including the proceeding noted below.  While management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established.  Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows.

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

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2011.

NOTE 7 — STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2011, the Company repurchased approximately 200 thousand shares for an aggregate amount of $9.6 million.  As of March 31, 2011, the Company has a remaining authorization to repurchase 1.5 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.  There is no time limit on the repurchase authorization.

NOTE 8 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	March 31, 2011		March 31, 2010
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$44,477	$44,477	$39,022	$39,022

Average equivalent shares
Shares of common stock	66,926	66,926	67,576	67,576
Effect of dilutive stock based compensation
Stock options	2,983	—	2,414	—
Restricted stock	5	—	17	—
Total average equivalent shares	69,914	66,926	70,007	67,576
Net income per share	$.64	$.66	$.56	$.58

NOTE 9 — SEGMENT INFORMATION

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems.  The Company is organized into three reporting segments.  Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.  Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.  Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company evaluates performance of its business segments and allocates resources based upon segment income.  Segment income is defined as earnings before interest expense in excess of interest income, certain corporate expenses and income taxes.  Beginning in 2011, the Company changed the segment income measure to include stock option and certain information technology costs that were historically maintained within Corporate & Other.  Prior period information has been conformed to incorporate this change.

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2011	2010

Total Revenue:
Beauty + Home	$379,831	$342,591
Pharma	132,195	113,489
Food + Beverage	68,724	53,324
Other	46	25
Total Revenue	$580,796	$509,429

Less: Intersegment Sales:
Beauty + Home	$3,569	$3,182
Pharma	191	48
Food + Beverage	472	705
Other	46	25
Total Intersegment Sales	$4,278	$3,960

Net Sales:
Beauty + Home	$376,262	$339,409
Pharma	132,004	113,441
Food + Beverage	68,252	52,619
Other	—	—
Net Sales	$576,518	$505,469

Segment Income:
Beauty + Home	$32,653	$31,111
Pharma	38,888	30,646
Food + Beverage	7,572	7,615
Corporate & Other	(9,770)	(8,748)
Income before interest and taxes	$69,343	$60,624
Interest expense, net	(3,068)	(2,706)
Income before income taxes	$66,275	$57,918

NOTE 10 — ACQUISITIONS

In March 2010, the Company acquired certain equipment, inventory and intellectual property rights for approximately $3.0 million in cash.  No debt was assumed in the transaction.  The purchase price approximated the fair value of the assets acquired and therefore no goodwill was recorded.  The results of operations subsequent to the acquisition are included in the statement of income.  The assets acquired are included in the Food + Beverage reporting segment.

This acquisition did not have a material impact on the results of operations in 2011 or 2010 and therefore no proforma information is required.

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

Compensation expense recorded attributable to stock options for the first quarter of 2011 was approximately $7.7 million ($5.4 million after tax), or $0.08 per basic and diluted share.  The income tax benefit related to this compensation expense was approximately $2.3 million.  Approximately $7.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first quarter of 2010 was approximately $6.0 million ($4.2 million after tax), or $0.06 per basic and diluted share.  The income tax benefit related to this compensation expense was approximately $1.8 million.  Approximately $5.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.36 and $9.18 per share in 2011 and 2010, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2011	2010

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	23.3%	22.7%
Risk-free Interest Rate	2.7%	3.7%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the three months ended 2011 and 2010.

A summary of option activity under the Company’s stock option plans during the quarter ended March 31, 2011 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2011	8,208,736	$28.91	219,000	$30.40
Granted	1,279,150	48.20	—	—
Exercised	(389,154)	20.54	(8,500)	26.73
Forfeited or expired	(10,573)	34.47	—	—
Outstanding at March 31, 2011	9,088,159	$31.98	210,500	$30.55
Exercisable at March 31, 2011	6,574,707	$28.34	114,500	$25.19

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2011	6.4		6.2
Exercisable at March 31, 2011	5.2		4.1

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2011	$163,006		$4,121
Exercisable at March 31, 2011	$141,278		$2,856

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2011	$11,069		$187
March 31, 2010	$13,410		$73

The fair value of shares vested during the three months ended March 31, 2011 and 2010 was $10.8 million and $11.6 million, respectively.  Cash received from option exercises was approximately $6.3 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $2.3 million in the three months ended March 31, 2011.  As of March

31, 2011, the remaining valuation of stock option awards to be expensed in future periods was $13.5 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of March 31, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2011	22,303	$34.71
Granted	5,035	49.63
Vested	(10,045)	34.44
Nonvested at March 31, 2011	17,293	$39.21

Compensation expense recorded attributable to restricted stock unit grants for the first quarter of 2011 and 2010 was approximately $208 thousand and $400 thousand, respectively.  The fair value of units vested during the three months ended March 31, 2011 and 2010 was $346 thousand and $298 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2011 and 2010 was $492 thousand and $330 thousand, respectively.  As of March 31, 2011 there was $164 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $11.4 and $10.9 million recorded for income tax uncertainties as of March 31, 2011 and December 31, 2010, respectively.  The $0.5 million change in income tax uncertainties was primarily the result of currency changes.  The amount, if recognized, that would impact the effective tax rate is $10.6 and $10.1 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease between $1 and $6 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$156	$—	$156	$—
Forward exchange contracts (b)	576	—	576	—
Total assets at fair value	$732	$—	$732	$—

Liabilities
Forward exchange contracts (b)	$4,315	$—	$4,315	$—
Total liabilities at fair value	$4,315	$—	$4,315	$—

As of December 31, 2010, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$155	$—	$155	$—
Forward exchange contracts (b)	1,660	—	1,660	—
Total assets at fair value	$1,815	$—	$1,815	$—

Liabilities
Forward exchange contracts (b)	$4,223	$—	$4,223	$—
Total liabilities at fair value	$4,223	$—	$4,223	$—

(a)   Based on third party quotation from financial institution

(b)   Based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The fair value of the Company’s long-term obligations is based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The calculated fair value of the Company’s long term obligations was $274 million as of March 31, 2011 and December 31, 2010.

NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE

In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions.  The total costs associated with the consolidation/severance programs are $7.7 million.  The plan has been substantially completed, subject to the settlement of remaining reserve balances.

As of March 31, 2011 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning	Net Charges			Ending
	Reserve at	for the Quarter			Reserve at
	12/31/10	Ended 3/31/11	Cash Paid	FX Impact	3/31/11

Employee severance	$1,299	$—	$(30)	$76	$1,345
Other costs	106	—	(25)	1	82
Totals	$1,405	$—	$(55)	$77	$1,427

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2011	2010

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	66.4	65.5
Selling, research & development and administration	15.7	15.6
Depreciation and amortization	5.8	6.7
Operating Income	12.1	12.2
Other income (expense)	(.6)	(.7)
Income before income taxes	11.5	11.5

Net income	7.7%	7.7%

Effective Tax Rate	32.9%	32.5%

NET SALES

We reported net sales of $576.5 million for the quarter ended March 31, 2011, 14% above first quarter 2010 net sales of $505.5 million.  The average U.S. dollar exchange rate remained stable compared to the Euro but weakened against other foreign currencies, such as the Brazilian Real, in the first quarter of 2011 compared to the first quarter of 2010, and as a result, changes in exchange rates accounted for approximately 1% of the 14% sales increase.  Custom tooling sales increased $8.7 million and acquisitions did not have a significant impact on sales.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2011	% of Total	2010	% of Total

Domestic	$159,988	28%	$147,300	29%
Europe	335,106	58%	292,785	58%
Other Foreign	81,424	14%	65,384	13%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 66.4% in the first quarter of 2011 compared to 65.5% in the same period a year ago.

The following factors negatively impacted our cost of sales percentage in the first quarter of 2011:

Increasing Raw Material Costs.  Raw material costs, in particular plastic resin, increased in the first quarter of 2011 over 2010. While the majority of these cost increases are passed along to our customers in our selling prices, we experienced a lag in the timing of passing on these cost increases to our customers.

Increased Sales of Custom Tooling.  We had an $8.7 million increase in sales of custom tooling in the first quarter of 2011 compared to the prior year first quarter.  Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

The following factors positively impacted our cost of sales percentage in the first quarter of 2011:

Improved Utilization of Overhead Costs in Certain Operations.  Several of our business operations, especially within the Pharma business segment, saw increases in unit volumes produced and sold.  As a result of these higher production levels, overhead costs were better utilized, thus positively impacting cost of goods sold as a percentage of net sales.

Mix of Products Sold.  Compared to the prior year, our Pharma segment sales represented a higher percentage of our overall sales.  This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall company average.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $11.8 million in the first quarter of 2011 compared to the same period a year ago.  On a constant currency basis, the increase would have been approximately $11.4 million in the quarter.  The majority of the increase is due to stock compensation increases, professional fees and personnel cost increases.  SG&A as a percentage of net sales remained relatively consistent at 15.7% compared to 15.6% in the same period of the prior year due to the increase in sales.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses remained constant at $34 million when comparing the first quarter of 2011 to the first quarter of 2010.  Depreciation and amortization as a percentage of net sales decreased to 5.8% in the first quarter of 2011 compared to 6.7% for the same period a year ago due to the increase in sales.

OPERATING INCOME

Operating income increased approximately $8.2 million in the first quarter of 2011 to $69.8 million compared to $61.6 million in the same period in the prior year.  Strong increases in sales volumes at each segment and improved capacity utilization in our Pharma segment contributed to the rise in operating income.  Operating income as a percentage of net sales decreased slightly to 12.1% in the first quarter of 2011 compared to 12.2% for the same period in the prior year mainly due to the negative factors impacting cost of sales and SG&A noted above.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2011 decreased to $3.5 million from $3.7 million in the same period in the prior year.  Miscellaneous expenses decreased by $0.6 million due primarily to a reduction of foreign currency losses offset slightly by an increase in net interest expense of $0.4 million due to higher interest rates.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 32.9% in the first quarter ended March 31, 2011 compared to 32.5% in the first quarter of 2010.  The quarter increase is related to expected higher repatriation in 2011 than was done in 2010.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $44.5 million in the first quarter of 2011 compared to $39.0 million in the first quarter of 2010.

BEAUTY + HOME SEGMENT

Beginning with the first quarter of 2011, we are reporting new business segments that reflect our realigned internal financial reporting structure.  Prior period information has been conformed to the current presentation.

Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.

Three Months Ended March 31,	2011	2010

Net Sales	$376,262	$339,409
Segment Income (1)	32,653	31,111
Segment Income as a percentage of Net Sales	8.7%	9.2%

(1)   The Company evaluates performance of its business segments and allocates resources based upon segment income.  Segment income is defined as earnings before interest expense in excess of interest income, certain corporate expenses and income taxes.  Beginning in 2011, the Company changed the segment income measure to include stock option and certain information technology costs that were historically maintained within Corporate & Other.  Prior period information has been conformed to incorporate this change.

Net sales for the quarter ended March 31, 2011 increased 11% to $376.3 million compared to $339.4 million in the first quarter of the prior year.  Excluding changes in exchange rates, sales increased 10% in the first quarter of 2011 compared to the same quarter of the prior year.  Demand for our fragrance and cosmetic dispensing systems increased in all regions with Latin America continuing to be particularly strong.  This led to a 17% increase in fragrance and cosmetic sales, excluding foreign currency changes.  Sales to the personal care market also reported increases of approximately 2%, excluding foreign currency changes, in the first quarter of 2011 compared to the same period in the prior year.  Sales to the personal care market were negatively impacted by lower sales of dispensing closures.

Segment income for the first quarter of 2011 increased approximately 5% to $32.7 million compared to $31.1 million reported in the same period in the prior year.  Segment income increased primarily due to the higher sales noted above, but was offset by input cost increases, operational issues related to new dispensing closures project activity, higher stock option expenses and professional fees.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

Three Months Ended March 31,	2011	2010

Net Sales	$132,004	$113,441
Segment Income	38,888	30,646
Segment Income as a percentage of Net Sales	29.5%	27.0%

Net sales for the Pharma segment increased by 16% in the first quarter of 2011 to $132.0 million compared to $113.4 million in the first quarter of 2010.  Sales, excluding changes in foreign currency rates, increased 15%.  Sales of products, excluding foreign currency changes, in prescription increased 11% while sales to consumer health care increased 24%.

Segment income in the first quarter of 2011 increased approximately 27% to $38.9 million compared to $30.6 million reported in the same period in the prior year.  This increase is mainly attributed to higher sales, improved capacity utilization and leveraging of our cost structure from increased unit volumes.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2011	2010

Net Sales	$68,252	$52,619
Segment Income	7,572	7,615
Segment Income as a percentage of Net Sales	11.1%	14.5%

Net sales for the quarter ended March 31, 2011 increased approximately 30% to $68.3 million compared to $52.6 million in the first quarter of the prior year.  Sales, excluding changes in foreign currency rates, increased 29%.  Higher tooling sales represented an $8.9 million increase when comparing the first quarter of 2011 to the same period in the prior year.  Increased resin pricing represented $1.8 million of the increase over the prior year.  Excluding foreign currency changes, sales to the food market increased 17% while the beverage markets increased approximately 62%, mainly due to higher custom tooling sales.  The remaining increase is primarily due to strong demand across all regions and markets.

Segment income in the first quarter of 2011 remained relatively flat at $7.6 million compared to the same period in the prior year.  Although we showed strong sales growth, a large percentage of this growth is tooling related which carries lower margins than normal product sales.  Resin prices continue to increase faster than the amounts that have been passed through to our customers.  We also experienced operational issues related to new dispensing closures projects, and higher personnel costs, which offset the increases in product sales.

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

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2011 compared to the prior year is as follows:

	2011	2010
First Quarter	$7.7	$6.0
Second Quarter (estimated)	1.7	2.2
Third Quarter (estimated)	1.7	1.6
Fourth Quarter (estimated)	1.6	1.4
	$12.7	$11.2

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents increased to $397.1 million at March 31, 2011 from $376.4 million at December 31, 2010 primarily due to changes in exchange rates.  Total short and long-term interest bearing debt increased in the first quarter of 2011 to $384.1 million from $354.3 million at December 31, 2010.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was (0.9%) at the end of March 2011 compared to (1.8%) at December 31, 2010.

In the first quarter of 2011, our operations used approximately $4.1 million in cash flow compared to providing $43.1 million for the same period a year ago.  The decrease in cash flow is primarily attributable to an increase in working capital needs to support the growth of the business.

We used $24.5 million in cash for investing activities during the first quarter of 2011, compared to $32.6 million during the same period a year ago.  The decrease in cash used for investing activities is due primarily to $4.7 million less spent on capital expenditures and $3.0 million less spent on acquisitions in the first quarter of 2011 compared to the first quarter of 2010.  Cash outlays for capital expenditures for 2011 are estimated to be approximately $180 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2011
Debt to total capital ratio	Maximum of 55%	22%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at March 31, 2011 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $397.1 million in cash and equivalents is located outside of the U.S.

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

On April 14, 2011, the Board of Directors declared a quarterly dividend of $0.18 per share payable on May 18, 2011 to stockholders of record as of April 27, 2011.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

OUTLOOK

We are encouraged by the high level of project activity across all of our segments.  Looking to the second quarter, we anticipate sales and earnings improvement over the prior year’s exceptionally strong results.  This growth will be driven by a continuation of the momentum from the first quarter as well as new projects.  We expect the input cost environment to remain challenging in the near term, but we are committed to passing on inflationary increases whenever possible.  We expect diluted earnings per share to be in the range of $.72 to $.77 per share compared to $.67 per share reported last year.

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

•                  the impact of natural disasters;

•                  changes or difficulties in complying with government regulation;

•                  work stoppages due to labor disputes;

•                  fiscal and monetary policy, including changes in worldwide tax rates;

•                  competition, including technological advances;

•                  our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;

•                  the outcome of any legal proceeding that has been or may be instituted against us and others;

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

The table below provides information as of March 31, 2011 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2011 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$36,599	0.7800	32,153-36,599
Euro/Swiss Franc	25,878	1.2840	23,495-25,878
Czech Koruna/Euro	9,658	0.0410	8,982-9,658
Euro/U.S. Dollar	7,498	1.4013	3,957-7,641
Euro/Brazilian Real	3,358	5.2235	3,358-3,842
Chinese Yuan/U.S. Dollar	1,410	0.1522	1,410-2,200
Euro/British Pound	1,004	0.8573	1,004-2,030
Mexican Peso/U.S. Dollar	1,000	0.0825	0-1,000
Other	3,353
Total	$89,758

As of March 31, 2011, we have recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other, $2.0 million in accounts payable and accrued liabilities and $2.3 million in deferred and other non-current liabilities in the balance sheet.

At March 31, 2011, we had a fixed-to-variable interest rate swap agreement with a notional principal value of $5 million which requires us to pay an average variable interest rate (which was 0.4% at March 31, 2011) and receive a fixed rate of 6.6%.  The variable rate is adjusted semiannually based on London Interbank Offered Rates.  Variations in market interest rates would produce changes in our net income.  If interest rates increase by 100 basis points, net income related to the interest rate swap agreement would decrease by less than $0.1 million assuming a tax rate of 32.0%.  As of March 31, 2011, we recorded the fair value of the fixed-to-variable interest rate swap agreement of $0.2 million in prepaid and other assets with an offsetting adjustment to debt.  No gain or loss was recorded in the income statement in 2010 or the first quarter of 2011 as any hedge ineffectiveness for the period is immaterial.

As of March 31, 2011, the Company had one foreign currency cash flow hedge.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.8 million) as of March 31, 2011.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.5 million) as of March 31, 2010.  During the quarter ended March 31, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  These foreign currency forward contracts hedge forecasted transactions for approximately one year (March 2012).

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2011, the Company implemented an enterprise resource planning system at an entity located in Switzerland.  Consequently, the control environment has been modified at this location.  The Company also implemented a new consolidation reporting system.  Other than the changes mentioned above, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2011 that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2011, the Plan purchased 5,939 shares of our Common Stock on behalf of the participants at an average price of $48.52 per share, for an aggregate amount of $288 thousand, and sold 613 shares of our Common Stock on behalf of the participants at an average price of $48.67 per share, for an aggregate amount of $30 thousand.  At March 31, 2011, the Plan owns 24,618 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

1/1 – 1/31/11	—	$—	—	1,660,943
2/1 – 2/28/11	—	—	—	1,660,943
3/1 – 3/31/11	200,000	47.92	200,000	1,460,943
Total	200,000	$47.92	200,000	1,460,943

The Company announced the existing repurchase program on July 17, 2008.  There is no expiration date for this repurchase program.

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on May 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets – March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)

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

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 9, 2011

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on May 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets – March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)

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