Form 10-Q
period 2011-06-30
APTARGROUP INC
filed 2011-08-03
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

____________________________________________________________________________

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at July 25, 2011
Common Stock, $.01 par value per share	66,775,833 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2011

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$614,929	$522,923	$1,191,447	$1,028,392
Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	409,481	345,175	792,151	676,331
Selling, research & development and administrative	90,290	71,213	180,769	149,909
Depreciation and amortization	34,914	32,483	68,519	66,474
	534,685	448,871	1,041,439	892,714
Operating Income	80,244	74,052	150,008	135,678

Other Income (Expense):
Interest expense	(4,607)	(3,631)	(9,227)	(7,103)
Interest income	1,544	508	3,096	1,274
Miscellaneous, net	(285)	(1,139)	(706)	(2,141)
	(3,348)	(4,262)	(6,837)	(7,970)

Income before Income Taxes	76,896	69,790	143,171	127,708

Provision for Income Taxes	25,609	23,031	47,416	41,854

Net Income	$51,287	$46,759	$95,755	$85,854

Net Loss/(Income) Attributable to Noncontrolling Interests	$2	$(64)	$11	$(137)

Net Income Attributable to AptarGroup, Inc.	$51,289	$46,695	$95,766	$85,717

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.77	$0.69	$1.43	$1.27
Diluted	$0.74	$0.67	$1.37	$1.22

Average Number of Shares Outstanding:
Basic	66,939	67,630	66,933	67,603
Diluted	69,438	69,682	69,902	70,070

Dividends per Common Share	$0.18	$0.15	$0.36	$0.30

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2011	2010

Assets

Current Assets:
Cash and equivalents	$341,324	$376,427
Accounts and notes receivable, less allowance for doubtful accounts of $8,767 in 2011 and $8,560 in 2010	455,088	357,110
Inventories, net	325,745	272,255
Prepaid and other	82,853	58,191
	1,205,010	1,063,983

Property, Plant and Equipment:
Buildings and improvements	354,969	316,415
Machinery and equipment	1,767,783	1,621,475
	2,122,752	1,937,890
Less: Accumulated depreciation	(1,358,481)	(1,231,557)
	764,271	706,333
Land	22,446	18,651
	786,717	724,984

Other Assets:
Investments in affiliates	925	853
Goodwill	237,777	227,029
Intangible assets, net	3,851	5,242
Miscellaneous	11,402	10,627
	253,955	243,751
Total Assets	$2,245,682	$2,032,718

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2011	2010

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$101,571	$45,440
Current maturities of long-term obligations	4,736	50,126
Accounts payable and accrued liabilities	372,305	327,756
	478,612	423,322

Long-Term Obligations	257,036	258,773

Deferred Liabilities and Other:
Deferred income taxes	21,522	22,134
Retirement and deferred compensation plans	33,497	39,362
Deferred and other non-current liabilities	9,573	9,353
Commitments and contingencies	—	—
	64,592	70,849

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized; 82.4 and 81.8 million shares issued as of June 30, 2011 and December 31, 2010, respectively	823	817
Capital in excess of par value	346,368	318,346
Retained earnings	1,350,679	1,279,013
Accumulated other comprehensive income	230,593	123,766
Less treasury stock at cost, 15.7 and 15.0 million shares as of June 30, 2011 and December 31, 2010, respectively	(483,844)	(443,019)
Total AptarGroup, Inc. Stockholders’ Equity	1,444,619	1,278,923
Noncontrolling interests in subsidiaries	823	851

Total Stockholders’ Equity	1,445,442	1,279,774
Total Liabilities and Stockholders’ Equity	$2,245,682	$2,032,718

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

		AptarGroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance — December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	$85,854	85,717					137	85,854
Foreign currency translation adjustments	(160,171)		(160,175)				4	(160,171)
Changes in unrecognized pension gains/losses and related amortization, net of tax	389		389					389
Changes in treasury locks, net of tax	41		41					41
Net gain on derivatives, net of tax	7		7					7
Comprehensive loss	$(73,880)
Stock option exercises & restricted stock vestings				8		28,127		28,135
Cash dividends declared on common stock		(20,288)						(20,288)
Treasury stock purchased					(32,962)			(32,962)
Balance — June 30, 2010:		$1,215,446	$26,361	$814	$(389,510)	$300,598	$932	$1,154,641

Balance — December 31, 2010:		$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income	$95,755	95,766					(11)	95,755
Foreign currency translation adjustments	106,004		105,994				10	106,004
Changes in unrecognized pension gains/losses and related amortization, net of tax	784		784					784
Changes in treasury locks, net of tax	43		43					43
Net gain on derivatives, net of tax	6		6					6
Comprehensive income	$202,592
Stock option exercises & restricted stock vestings				6	1	28,022		28,029
Cash dividends declared on common stock		(24,100)						(24,100)
Non-Controlling interest distribution							(27)	(27)
Treasury stock purchased					(40,826)			(40,826)
Balance — June 30, 2011:		$1,350,679	$230,593	$823	$(483,844)	$346,368	$823	$1,445,442

See accompanying unaudited notes to consolidated financial statement.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2011	2010

Cash Flows from Operating Activities:
Net income	$95,755	$85,854
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	66,780	64,640
Amortization	1,739	1,834
Stock option based compensation	9,414	8,198
Provision for bad debts	634	45
Deferred income taxes	(3,528)	(5,099)
Retirement and deferred compensation plan expense	5,721	5,415
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(57,820)	(74,621)
Inventories	(34,888)	(29,196)
Prepaid and other current assets	(22,987)	(5,343)
Accounts payable and accrued liabilities	16,551	84,567
Income taxes payable	2,447	15,784
Retirement and deferred compensation plans	(15,823)	(10,669)
Other changes, net	1,512	(8,587)
Net Cash Provided by Operations	65,507	132,822

Cash Flows from Investing Activities:
Capital expenditures	(78,943)	(59,824)
Disposition of property and equipment	2,529	521
Intangible assets acquired	—	(76)
Acquisition of business net of cash acquired	—	(3,014)
Notes receivable, net	54	(24)
Net Cash Used by Investing Activities	(76,360)	(62,417)

Cash Flows from Financing Activities:
Proceeds/(Repayments) from notes payable	47,423	(19,880)
Repayments of long-term obligations	(48,360)	(24,158)
Dividends paid	(24,100)	(20,288)
Proceeds from stock option exercises	13,858	17,366
Purchase of treasury stock	(40,826)	(32,962)
Excess tax benefit from exercise of stock options	4,346	2,272
Net Cash Used by Financing Activities	(47,659)	(77,650)

Effect of Exchange Rate Changes on Cash	23,409	(78,451)

Net Decrease in Cash and Equivalents	(35,103)	(85,696)
Cash and Equivalents at Beginning of Period	376,427	332,964
Cash and Equivalents at End of Period	$341,324	$247,268

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

As previously discussed in the AptarGroup Form 10-Q for the quarterly period ended March 31, 2011, the Company revised certain foreign currency cash flow effects that should not have been reported within cash flows from operating activities on the Consolidated Statements of Cash Flows.  Accordingly, the Company changed the classification of these foreign currency effects to appropriately reflect such amounts within effect of exchange rate changes on cash within the Condensed Consolidated Statements of Cash Flows and are revising our Statement of Cash Flows for the six months ended June 30, 2010 presented herein.

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

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.

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

In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the company does not provide taxes on earnings that are deemed to be permanently reinvested.  The effective tax rate for 2011 includes the estimated tax cost of repatriating $93 million of current year earnings, of which approximately $81 million was repatriated in the second quarter of 2011.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At June 30, 2011 and December 31, 2010, approximately 18% and 20%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component and net of reserves, consisted of:

	June 30,	December 31,
	2011	2010

Raw materials	$124,387	$106,870
Work in progress	83,906	67,591
Finished goods	123,437	102,423
Total	331,730	276,884
Less LIFO Reserve	(5,985)	(4,629)
Total	$325,745	$272,255

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 1, we have changed our segments to align with our new organization structure.  Upon this change, we reassigned our goodwill based on relative fair value to our reporting units.  This reassignment is reflected in the below table in our gross opening goodwill balance.

The changes in the carrying amount of goodwill since the year ended December 31, 2010 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	and Other	Total

Goodwill	$171,515	$37,678	$17,836	$1,615	$228,644
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2010	$171,515	$37,678	$17,836	$—	$227,029
Foreign currency exchange effects	6,894	3,265	589	—	10,748
Goodwill	$178,409	$40,943	$18,425	$—	$237,777
Accumulated impairment losses	—	—	—	—	—
Balance as of June 30, 2011	$178,409	$40,943	$18,425	$—	$237,777

The table below shows a summary of intangible assets as of June 30, 2011 and December 31, 2010.

		June 30, 2011			December 31, 2010
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	12	$23,043	$(21,002)	$2,041	$18,489	$(16,008)	$2,481
License agreements and other	4	22,797	(20,987)	1,810	25,345	(22,584)	2,761
Total intangible assets	8	$45,840	$(41,989)	$3,851	$43,834	$(38,592)	$5,242

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2011 and 2010 was $1,034 and $921, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2011 and 2010 was $1,739 and $1,834, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2011	$448	(remaining estimated amortization for 2011)
2012	649
2013	631
2014	799
2015	290

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2011.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended June 30,	2011	2010	2011	2010

Service cost	$1,319	$1,220	$514	$397
Interest cost	1,094	1,072	647	562
Expected return on plan assets	(1,002)	(1,054)	(460)	(328)
Amortization of net loss	416	164	199	61
Amortization of prior service cost	1	1	97	85
Net periodic benefit cost	$1,828	$1,403	$997	$777

	Domestic Plans		Foreign Plans
Six months ended June 30,	2011	2010	2011	2010

Service cost	$2,689	$2,367	$1,030	$830
Interest cost	2,228	2,079	1,295	1,174
Expected return on plan assets	(2,042)	(2,044)	(921)	(685)
Amortization of net loss	847	318	399	127
Amortization of prior service cost	2	2	194	178
Net periodic benefit cost	$3,724	$2,722	$1,997	$1,624

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company has contributed approximately $12.2 million to its domestic defined benefit plan during the first half of 2011 and does not anticipate any further contribution during 2011.  The Company also expects to contribute approximately $2.2 million to its foreign defined benefit plans in 2011 and has contributed approximately $0.5 million during the first half of 2011.

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

FAIR VALUE HEDGES

During 2011, the Company has maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt.  Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount.  On May 31, 2011, this interest rate swap contract matured and was not renewed.  No gain or loss was recorded in the income statement in 2010 or the three and six months ended June 30, 2011 as any hedge ineffectiveness for the period was immaterial.

CASH FLOW HEDGES

As of June 30, 2011, the Company had one foreign currency cash flow hedge.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.8 million) as of June 30, 2011.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.5 million) as of June 30, 2010.

During the six months ended June 30, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  The Company’s foreign currency forward contracts hedge forecasted transactions for approximately nine months (March 2012).

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

OTHER

As of June 30, 2011, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other, $1.8 million in accounts payable and accrued liabilities, and $2.5 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of June 30, 2011 had an aggregate contract amount of $88.6 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2011

and December 31, 2010

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010

Derivative Assets
Interest Rate Contracts	Miscellaneous	$—	$155
		$—	$155
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$350	$309
Foreign Exchange Contracts	Deferred and other non-current liabilities	—	377
		$350	$686
Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$437	$1,660
		$437	$1,660
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,460	$1,089
Foreign Exchange Contracts	Deferred and other non-current liabilities	2,532	2,448
		$3,992	$3,537

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended June 30, 2011 and June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2011	2010
Foreign Exchange Contracts	$—	$(1)
	$—	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Other (Expense), Miscellaneous, net	$(286)	$1,244
		$(286)	$1,244

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Six Months Ended June 30, 2011 and June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2011	2010
Foreign Exchange Contracts	$10	$12
	$10	$12

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Other (Expense), Miscellaneous, net	$(3,528)	$(1,127)
		$(3,528)	$(1,127)

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

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2011.

NOTE 7 — STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2011, the Company repurchased approximately 600 thousand and 800 thousand shares for aggregate amounts of $31.2 million and $40.8 million, respectively.  As of June 30, 2011, the Company had remaining authorization to repurchase 861 thousand additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.  There is no time limit on the repurchase authorization.

On July 19, 2011, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock.  There is no expiration date for this repurchase program.

NOTE 8 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2011		June 30, 2010
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$51,289	$51,289	$46,695	$46,695

Average equivalent shares
Shares of common stock	66,939	66,939	67,630	67,630
Effect of dilutive stock based compensation
Stock options	2,495	—	2,032	—
Restricted stock	4	—	20	—
Total average equivalent shares	69,438	66,939	69,682	67,630
Net income per share	$0.74	$0.77	$.67	$.69

	Six months ended
	June 30, 2011		June 30, 2010
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$95,766	$95,766	$85,717	$85,717

Average equivalent shares
Shares of common stock	66,933	66,933	67,603	67,603
Effect of dilutive stock based compensation
Stock options	2,963	—	2,451	—
Restricted stock	6	—	16	—
Total average equivalent shares	69,902	66,933	70,070	67,603
Net income per share	$1.37	$1.43	$1.22	$1.27

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenue:
Beauty + Home	$406,699	$346,323	$786,530	$688,914
Pharma	139,077	117,857	271,272	231,346
Food + Beverage	74,525	62,095	143,249	115,419
Other	36	46	82	71
Total Revenue	620,337	526,321	1,201,135	1,035,750

Less: Intersegment Sales:
Beauty + Home	$3,961	$2,489	$7,530	$5,671
Pharma	374	33	565	81
Food + Beverage	1,037	830	1,509	1,535
Other	36	46	82	71
Total Intersegment Sales	$5,408	$3,398	$9,688	$7,358

Net Sales:
Beauty + Home	$402,738	$343,834	$779,000	$683,243
Pharma	138,703	117,824	270,707	231,265
Food + Beverage	73,488	61,265	141,740	113,884
Other	—	—	—	—
Net Sales	$614,929	$522,923	$1,191,447	$1,028,392

Segment Income:
Beauty + Home	$39,877	$35,881	$72,530	$66,992
Pharma	40,369	32,773	79,257	63,419
Food + Beverage	8,613	10,700	16,185	18,315
Corporate & Other	(8,900)	(6,441)	(18,670)	(15,189)
Income before interest and taxes	$79,959	$72,913	$149,302	$133,537
Interest expense, net	(3,063)	(3,123)	(6,131)	(5,829)
Income before income taxes	$76,896	$69,790	$143,171	$127,708

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

Compensation expense recorded attributable to stock options for the first half of 2011 was approximately $9.4 million ($6.6 million after tax), or $0.10 per basic share and $0.09 per diluted share.  The income tax benefit related to this compensation expense was approximately $2.8 million.  Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first half of 2010 was approximately $8.2 million ($5.7 million after tax), or $0.08 per basic and diluted share.  The income tax benefit related to this compensation expense was approximately $2.5 million.  Approximately $7.5 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.36 and $9.18 per share in 2011 and 2010, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2011	2010

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	23.3%	22.7%
Risk-free Interest Rate	2.7%	3.7%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2011 was $12.00. The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2010 was $10.07.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2011	2010

Dividend Yield	1.6%	1.7%
Expected Stock Price Volatility	22.9%	22.6%
Risk-free Interest Rate	2.5%	3.4%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans during the first half of 2011 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2011	8,208,736	$28.91	219,000	$30.40
Granted	1,284,150	48.21	85,500	51.26
Exercised	(729,093)	19.81	(30,500)	21.81
Forfeited or expired	(12,697)	35.17	—	—
Outstanding at June 30, 2011	8,751,096	$32.49	274,000	$37.86
Exercisable at June 30, 2011	6,234,768	$28.85	129,836	$29.18

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2011	6.3		7.6
Exercisable at June 30, 2011	5.1		5.6

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2011	$171,387		$3,965
Exercisable at June 30, 2011	$144,128		$3,006

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2011	$22,232		$884
June 30, 2010	$18,711		$245

The fair value of shares vested during the six months ended June 30, 2011 and 2010 was $11.1 million and $11.7 million, respectively.  Cash received from option exercises was approximately $13.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.9 million in the six months ended June 30, 2011.  As of June 30, 2011, the remaining valuation of stock option awards to be expensed in future periods was $11.1 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of June 30, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2011	22,303	$34.71
Granted	5,035	49.63
Vested	(10,045)	34.44
Nonvested at June 30, 2011	17,293	$39.21

Compensation expense recorded attributable to restricted stock unit grants for the first half of 2011 and 2010 was approximately $227 thousand and $432 thousand, respectively.  The fair value of units vested during the six months ended June 30, 2011 and 2010 was $346 thousand and $298 thousand, respectively.  The intrinsic value of units vested during the six months ended June 30, 2011 and 2010 was $492 thousand and $330 thousand, respectively.  As of June 30, 2011 there was $144 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $10.3 and $10.9 million recorded for income tax uncertainties as of June 30, 2011 and December 31, 2010, respectively.  The $0.6 million reduction in income tax uncertainties reflects the settlement of a tax examination.  The amount, if recognized, that would impact the effective tax rate is $9.5 and $10.1 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease between $1 and $6 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

•                   Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$—	$—	$—	$—
Forward exchange contracts (b)	437	—	437	—
Total assets at fair value	$437	$—	$437	$—

Liabilities
Forward exchange contracts (b)	$4,342	$—	$4,342	$—
Total liabilities at fair value	$4,342	$—	$4,342	$—

As of December 31, 2010, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$155	$—	$155	$—
Forward exchange contracts (b)	1,660	—	1,660	—
Total assets at fair value	$1,815	$—	$1,815	$—

Liabilities
Forward exchange contracts (b)	$4,223	$—	$4,223	$—
Total liabilities at fair value	$4,223	$—	$4,223	$—

(a)   Based on third party quotation from financial institution

(b)   Based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The fair value of the Company’s long-term obligations is based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The calculated fair value of the Company’s long term obligations was $276 million as of June 30, 2011 and $274 million as of December 31, 2010.

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

As of June 30, 2011 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning	Net Charges for			Ending
	Reserve at	the Six Months			Reserve at
	12/31/10	Ended 6/30/11	Cash Paid	FX Impact	6/30/11

Employee severance	$1,299	$—	$(35)	$108	$1,372
Other costs	106	—	(50)	—	56
Totals	$1,405	$—	$(85)	$108	$1,428

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	66.6	66.0	66.5	65.8
Selling, research & development and administration	14.7	13.6	15.2	14.6
Depreciation and amortization	5.7	6.2	5.7	6.4
Operating Income	13.0	14.2	12.6	13.2
Other income (expense)	(0.5)	(0.8)	(0.6)	(0.8)
Income before income taxes	12.5	13.4	12.0	12.4

Net income	8.3%	8.9%	8.0%	8.4%

Effective Tax Rate	33.3%	33.0%	33.1%	32.8%

NET SALES

We reported net sales of $614.9 million for the quarter ended June 30, 2011, 18% above second quarter 2010 net sales of $522.9 million.  The average U.S. dollar exchange rate weakened compared to the Euro and other foreign currencies, such as the Brazilian Real and Swiss Franc, in the second quarter of 2011 compared to the second quarter of 2010, and as a result, changes in exchange rates accounted for approximately 10% of the 18% sales increase.  Custom tooling sales increased $3.9 million and acquisitions did not have a significant impact on sales.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	% of Total	2010	% of Total	2011	% of Total	2010	% of Total

Domestic	$165,077	27%	$156,813	30%	$325,065	27%	$304,113	30%
Europe	357,878	58%	294,774	56%	692,984	58%	587,559	57%
Other Foreign	91,974	15%	71,336	14%	173,398	15%	136,720	13%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 66.6% in the second quarter of 2011 compared to 66.0% in the same period a year ago.

The following factors negatively impacted our cost of sales percentage in the second quarter of 2011:

Increasing Raw Material Costs.  Raw material costs, in particular plastic resin, increased in the second quarter of 2011 over 2010. While the majority of these cost increases are passed along to our customers in our selling prices, we experienced a lag in the timing of passing on these cost increases to our customers.

Increased Sales of Custom Tooling.  Sales of custom tooling increased $3.9 million in the second quarter of 2011 compared to the prior year second quarter.  Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

The following factors positively impacted our cost of sales percentage in the second quarter of 2011:

Improved Utilization of Overhead Costs in Certain Operations.  Several of our business operations saw increases in unit volumes produced and sold.  As a result of these higher production levels, overhead costs were better utilized, thus positively impacting cost of goods sold as a percentage of net sales.

Mix of Products Sold.  Compared to the prior year, our Pharma and Food + Beverage segment sales represented a higher percentage of our overall sales.  This positively impacts our cost of sales percentage as margins on our pharmaceutical, food and beverage products typically are higher than the overall company average.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $19.1 million in the second quarter of 2011 compared to the same period a year ago.  On a constant currency basis, the increase would have been approximately $12.3 million in the quarter.  The majority of the increase is due to professional fees and personnel cost increases.  SG&A as a percentage of net sales also increased to 14.7% compared to 13.6% in the same period of the prior year due to the increases noted above.

SG&A increased by approximately $30.9 million in the first half of 2011 compared to the same period a year ago.  Changes in currency rates accounted for approximately $7.1 million of the increase in SG&A in the first half of 2011.  The increase is due primarily to the reason mentioned above as well as higher stock option expense in the first half of 2011 versus the prior year.  For the first half of 2011, SG&A as a percentage of net sales increased primarily due to the higher expenses discussed above.  The percentage increased to 15.2% compared to 14.6% of net sales in the first half of 2010.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased to $34.9 million in the second quarter of 2011 compared to $32.5 million in the second quarter of 2010.  However, on a constant currency basis, the 2011 reported expense would have decreased approximately $0.5 million in the quarter.  Due to the increase in sales during 2011, depreciation and amortization as a percentage of net sales decreased to 5.7% in the second quarter of 2011 compared to 6.2% for the same period a year ago.

Depreciation and amortization increased approximately $2.0 million in the first half of 2011 to $68.5 million compared to $66.5 million in the first half of 2010.  On a constant currency basis, the 2011 reported expense would have decreased approximately $1.0 million during the first half of 2011.  Depreciation and amortization as a percentage of net sales decreased to 5.7% compared to 6.4% for the same period a year ago due to the increase in sales.

OPERATING INCOME

Operating income increased approximately $6.1 million in the second quarter of 2011 to $80.2 million compared to $74.1 million in the same period in the prior year.  Increasing sales in each segment and improved capacity utilization in our Pharma segment contributed to the rise in operating income.  Operating income as a percentage of net sales decreased to 13.0% in the second quarter of 2011 compared to 14.2% for the same period in the prior year mainly due to the negative factors impacting cost of sales and SG&A noted above.

Operating income increased approximately $14.3 million in the first half of 2011 to $150.0 million compared to $135.7 million in the same period in the prior year.  The increase is primarily due to the same reasons mentioned above for the second quarter results.  Operating income as a percentage of sales decreased to 12.6% in the first half of 2011 compared to 13.2 % for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2011 decreased to $3.3 million from $4.3 million in the same period in the prior year.  The reduction is due to a decrease of $0.9 million in miscellaneous expenses which primarily relates to a reduction of foreign currency losses.

Net other expenses for the six months ended June 30, 2011 also decreased to $6.8 million from $8.0 million in the same period in the prior year due primarily to lower foreign currency losses offset by slightly higher net interest expense.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 33.3% and 33.1% for the three and six months ended June 30, 2011 compared to 33.0% and 32.8% for the same periods ended June 30, 2010.  The increase is mainly related to a higher dividend repatriation plan in 2011 compared to 2010.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $51.3 million and $95.8 million in the three and six months ended June 30, 2011, respectively, compared to $46.7 million and $85.7 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Beginning with the first quarter of 2011, we are reporting new business segments that reflect our realigned internal financial reporting structure.  Prior period information has been conformed to the current presentation.

Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$402,738	$343,834	$779,000	$683,243
Segment Income (1)	39,877	35,881	72,530	66,922
Segment Income as a percentage of Net Sales	9.9%	10.4%	9.3%	9.8%

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

Net sales for the quarter ended June 30, 2011 increased 17% to $402.7 million compared to $343.8 million in the second quarter of the prior year.  Excluding changes in exchange rates, sales increased 8% in the second quarter of 2011 compared to the same quarter of the prior year.  Demand for our fragrance and cosmetic dispensing systems has remained strong.  This led to a 15% increase in fragrance and cosmetic sales, excluding foreign currency changes.  Sales to the personal care market also increased approximately 5%, excluding foreign currency changes, in the second quarter of 2011 compared to the same period in the prior year.

Net sales increased 14% in the first six months of 2011 to $779.0 million compared to $683.2 million in the first six months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 5% of the 14% increase in sales.  Sales of our products, excluding foreign currency changes, to the fragrance/cosmetic and personal care markets increased approximately 16% and 4%, respectively, in the first half of 2011 compared to the first half of 2010 primarily due to the reasons noted above.

Segment income for the second quarter of 2011 increased approximately 11% to $39.9 million compared to $35.9 million reported in the prior year.  Segment income increased primarily due to the higher sales noted above, but was partially offset by input cost increases (including resin) and higher professional fees.

Segment income in the first six months of 2011 increased approximately 8% to $72.5 million compared to $66.9 million reported in the same period in the prior year.  The increase in segment income in the first half of 2011 was primarily due to the reasons mentioned above for the second quarter results, offset slightly by higher expenses related to stock option and operational issues during the first quarter of 2011.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$138,703	$117,824	$270,707	$231,265
Segment Income	40,369	32,773	79,257	63,419
Segment Income as a percentage of Net Sales	29.1%	27.8%	29.3%	27.4%

Net sales for the Pharma segment increased by 18% in the second quarter of 2011 to $138.7 million compared to $117.8 million in the second quarter of 2010.  Sales, excluding changes in foreign currency rates, increased 5%.  Sales excluding foreign currency changes to the prescription market increased 2% while sales to the consumer health care market increased 14%.

Net sales for the first six months of 2011 increased approximately 17% to $270.7 million compared to $231.3 million in the first six months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 7% of the 17% increase in sales.  Sales, excluding foreign currency changes, to the prescription and consumer health care markets increased approximately 7% and 16%, respectively, in the first six months of 2011 compared to the same period in the prior year.

Segment income in the second quarter of 2011 increased approximately 23% to $40.4 million compared to $32.8 million reported in the same period in the prior year.  This increase is mainly attributed to higher sales, improved capacity utilization and leveraging of our cost structure from increased unit volumes.

Segment income in the first six months of 2011 increased approximately 25% to $79.3 million compared to $63.4 million reported in the same period of the prior year.  This increase in segment income is due primarily to the same reasons mentioned above for the second quarter results, offset somewhat by higher stock option expenses during the first quarter of 2011.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$73,488	$61,265	$141,740	$113,884
Segment Income	8,613	10,700	16,185	18,315
Segment Income as a percentage of Net Sales	11.7%	17.5%	11.4%	16.1%

Net sales for the quarter ended June 30, 2011 increased approximately 20% to $73.5 million compared to $61.3 million in the second quarter of the prior year.  Sales, excluding changes in foreign currency rates, increased 14%.  Tooling sales represented a 7% increase compared to the prior year.  The pass through of higher resin costs on sales of closures represented a 3% increase over the prior year.  Excluding foreign currency changes, sales to the food market increased 16% while the beverage market increased approximately 14%, mainly due to higher custom tooling sales.

Net sales for the first six months of 2011 increased approximately 24% to $141.7 million compared to $113.9 million in the first six months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 3% of the 24% increase in sales.  Sales excluding foreign currency changes to the food market increased 16% while the beverage markets increased approximately 34%.  Consistent with the second quarter, these increases are mainly due to higher custom tooling sales and stronger demand across all regions and markets.

Segment income in the second quarter of 2011 decreased approximately 20% to $8.6 million compared to $10.7 million during the same period in the prior year.  Although we showed strong sales growth, a large percentage of this growth is tooling related which carries lower margins than normal product sales.  Also, resin price increases and higher structure costs due to the implementation of this new segment combined to more than offset the increase in income resulting from the increase in sales.

Segment income in the first six months of 2011 decreased approximately 12% to $16.2 million compared to $18.3 million reported in the same period of the prior year.  As noted above, strong sales growth is being offset by lower tooling margins, input cost increases and higher structure costs.

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

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for 2011 compared to the prior year is as follows:

	2011	2010
First Quarter	$7.7	$6.0
Second Quarter	1.7	2.2
Third Quarter (estimated)	1.7	1.6
Fourth Quarter (estimated)	1.6	1.4
	$12.7	$11.2

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $341.3 million at June 30, 2011 from $376.4 million at December 31, 2010 primarily due to the repatriation of $81 million from Europe to the United States, which was subsequently used to pay down short-term debt.  Total short and long-term interest bearing debt increased in the second quarter of 2011 to $363.3 million from $354.3 million at December 31, 2010.  Additional borrowings related to share repurchases, increased capital expenditures and higher working capital was largely offset by a reduction in borrowings from the utilization of the repatriation from Europe.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 1.5% at the end of June 2011 compared to a negative 1.8% at December 31, 2010.

In the first six months of 2011, our operations provided approximately $65.5 million in cash flow compared to $132.8 million for the same period a year ago.  The decrease in cash flow is primarily attributable to an increase in working capital to fund the growth of the business.

We used $76.4 million in cash for investing activities during the first half of 2011, compared to $62.4 million during the same period a year ago.  The increase in cash used for investing activities is due primarily to an increase in capital expenditures in the first half of 2011 compared to the first half of 2010.  Cash outlays for capital expenditures for 2011 are estimated to be in the range of $170 to $180 million but this range could vary due to changes in exchange rates as well as the timing of capital projects.

We used $47.7 million in cash for financing activities during the first half of 2011 compared to $77.7 million during the same period a year ago.  The decrease in cash used by financing activities is due to additional proceeds received from notes payable to fund the growth of the business as discussed above.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2011
Debt to total capital ratio	Maximum of 55%	20%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.4 billion at June 30, 2011 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $341.3 million in cash and equivalents is located outside of the U.S.

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

On July 19, 2011, the Board of Directors declared a quarterly dividend of $0.22 per share payable on August 23, 2011 to stockholders of record as of August 2, 2011 which represents a 22% increase in the dividend rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB amended the guidance for the presentation of comprehensive income. The amended guidance eliminates certain options for presenting comprehensive income but does not change which components of comprehensive income are recognized in net income or other comprehensive income. The amended guidance is intended to enhance comparability between entities that report under generally accepted accounting principles and those that report under international financial reporting standards. This guidance will be effective for the Company’s fiscal year ending December 31, 2012. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

As we look to the third quarter, we anticipate continued growth at a pace that is in line with our long-term normalized growth rates.  We continue to be optimistic about our future and the many new opportunities that are being identified by our market-focused organization.  We remain committed to investing in research and development and in high-growth areas of our business, including the food, beverage and consumer healthcare markets, as well as expanding in developing regions of the world.  Currently we expect third quarter diluted earnings per share to be in the range of $0.70 to $0.75 per share compared to $0.68 in the prior year.

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

•                  our ability to manage executive successions effectively;

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

The table below provides information as of June 30, 2011 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2011 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$33,951	0.8244	32,887-34,253
British Pound/Euro	10,586	1.1386	7,118-10,586
Czech Koruna/Euro	9,568	0.0411	9,409-9,610
Euro/U.S. Dollar	8,540	1.4286	5,806-8,540
Euro/Brazilian Real	4,885	3.8498	3,508-4,885
Euro/Mexican Peso	4,795	17.0358	4,759-4,897
Euro/Swiss Franc	3,844	1.2257	2,531-3,844
Chinese Yuan/U.S. Dollar	3,000	0.1551	400-3,000
Euro/Argentinian Peso	2,900	6.0205	0-2,900
Euro/Chinese Yuan	2,175	9.3897	1,583-2,369
Euro/Japanese Yen	1,116	113.7010	946-1,116
Mexican Peso/U.S. Dollar	1,000	0.0850	1,000-1,000
Other	2,261
Total	$88,621

As of June 30, 2011, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other, $1.8 million in accounts payable and accrued liabilities and $2.5 million in deferred and other non-current liabilities in the balance sheet.

During 2011, the Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt.  Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount.  As of May 31, 2011, this interest rate swap contract matured and was not renewed.  No gain or loss was recorded in the income statement in 2010 or the three and six months ended June 30, 2011 as any hedge ineffectiveness for the period was immaterial.

As of June 30, 2011, the Company had one foreign currency cash flow hedge.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.8 million) as of June 30, 2011.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.5 million) as of June 30, 2010.  During the quarter ended June 30, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  These foreign currency forward contracts hedge forecasted transactions for approximately nine months (March 2012).

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2011, the Plan purchased 4,423 shares of our Common Stock on behalf of the participants at an average price of $51.03 per share, for an aggregate amount of $226 thousand, and sold 1,689 shares of our Common Stock on behalf of the participants at an average price of $52.93 per share, for an aggregate amount of $89 thousand.  At June 30, 2011, the Plan owns 27,352 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

4/1 – 4/30/11	—	$—	—	1,460,943
5/1 – 5/31/11	452,500	52.31	452,500	1,008,443
6/1 – 6/30/11	147,500	51.35	147,500	860,943
Total	600,000	$52.07	600,000	860,943

The Company announced the existing repurchase program on July 17, 2008.  On July 19, 2011, the Company announced that its Board of Directors authorized the Company to repurchase an additional four million of its outstanding shares.  There is no expiration date for these repurchase programs.

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

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on August 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements.(1)

(1)

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

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 3, 2011

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on August 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements.(1)

(1)

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