Form 10-Q
period 2011-09-30
APTARGROUP INC
filed 2011-11-02
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________ TO ______________

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at October 27, 2011
Common Stock, $.01 par value per share	66,070,238 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2011

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$601,196	$517,537	$1,792,643	$1,545,929
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	406,768	342,539	1,198,919	1,018,870
Selling, research & development and administrative	86,716	71,105	267,485	221,014
Depreciation and amortization	33,505	32,403	102,024	98,877
Facilities consolidation and severance	—	381	—	381
	526,989	446,428	1,568,428	1,339,142
Operating Income	74,207	71,109	224,215	206,787

Other Income (Expense):
Interest expense	(4,141)	(3,477)	(13,368)	(10,580)
Interest income	1,626	774	4,722	2,048
Equity in results of affiliates	126	—	126	—
Miscellaneous, net	(580)	(260)	(1,286)	(2,401)
	(2,969)	(2,963)	(9,806)	(10,933)

Income before Income Taxes	71,238	68,146	214,409	195,854

Provision for Income Taxes	21,995	21,125	69,411	62,979

Net Income	$49,243	$47,021	$144,998	$132,875

Net Loss (Income) Attributable to Noncontrolling Interests	$54	$(38)	$65	$(175)

Net Income Attributable to AptarGroup, Inc.	$49,297	$46,983	$145,063	$132,700

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$0.74	$0.70	$2.17	$1.97
Diluted	$0.72	$0.68	$2.08	$1.90

Average Number of Shares Outstanding:
Basic	66,381	67,213	66,747	67,471
Diluted	68,677	69,374	69,616	69,921

Dividends per Common Share	$0.22	$0.18	$0.58	$0.48

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2011	2010

Assets

Current Assets:
Cash and equivalents	$371,429	$376,427
Accounts and notes receivable, less allowance for doubtful accounts of $8,658 in 2011 and $8,560 in 2010	400,451	357,110
Inventories, net	297,430	272,255
Prepaid and other	87,170	58,191
	1,156,480	1,063,983

Property, Plant and Equipment:
Buildings and improvements	338,479	316,415
Machinery and equipment	1,699,222	1,621,475
	2,037,701	1,937,890
Less: Accumulated depreciation	(1,310,456)	(1,231,557)
	727,245	706,333
Land	20,912	18,651
	748,157	724,984

Other Assets:
Investments in affiliates	978	853
Goodwill	227,702	227,029
Intangible assets, net	3,387	5,242
Miscellaneous	9,657	10,627
	241,724	243,751
Total Assets	$2,146,361	$2,032,718

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2011	2010

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$142,348	$45,440
Current maturities of long-term obligations	3,472	50,126
Accounts payable and accrued liabilities	344,938	327,756
	490,758	423,322

Long-Term Obligations	255,801	258,773

Deferred Liabilities and Other:
Deferred income taxes	19,665	22,134
Retirement and deferred compensation plans	34,425	39,362
Deferred and other non-current liabilities	9,206	9,353
Commitments and contingencies	—	—
	63,296	70,849

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized; 82.5 and 81.8 million shares issued as of September 30, 2011 and December 31, 2010, respectively	825	817
Capital in excess of par value	352,416	318,346
Retained earnings	1,385,307	1,279,013
Accumulated other comprehensive income	119,771	123,766
Less treasury stock at cost, 16.5 and 15.0 million shares as of September 30, 2011 and December 31, 2010, respectively	(522,590)	(443,019)
Total AptarGroup, Inc. Stockholders’ Equity	1,335,729	1,278,923
Noncontrolling interests in subsidiaries	777	851

Total Stockholders’ Equity	1,336,506	1,279,774
Total Liabilities and Stockholders’ Equity	$2,146,361	$2,032,718

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

		AptarGroup, Inc. Stockholders’ Equity
			Accumulated
			Other	Common		Capital in	Non-
	Comprehensive	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Income	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance — December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	132,875	132,700					175	132,875
Foreign currency translation adjustments	(42,379)		(42,391)				12	(42,379)
Changes in unrecognized pension gains/losses and related amortization, net of tax	575		575					575
Changes in treasury locks, net of tax	62		62					62
Net gain on Derivatives, net of tax	1		1					1
Comprehensive income	$91,134
Stock option exercises & restricted stock vestings				8		37,228		37,236
Cash dividends declared on common stock		(32,412)						(32,412)
Treasury stock purchased					(58,785)			(58,785)
Balance — September 30, 2010:		$1,250,305	$144,346	$814	$(415,333)	$309,699	$978	$1,290,809

Balance — December 31, 2010:		$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income (loss)	144,998	145,063					(65)	144,998
Foreign currency translation adjustments	(5,256)		(5,274)				18	(5,256)
Changes in unrecognized pension gains/losses and related amortization, net of tax	1,213		1,213					1,213
Changes in treasury locks, net of tax	65		65					65
Net gain on Derivatives, net of tax	1		1					1
Comprehensive income	$141,021
Stock option exercises & restricted stock vestings				8	69	34,070		34,147
Cash dividends declared on common stock		(38,769)						(38,769)
Non-Controlling interest distribution							(27)	(27)
Treasury stock purchased					(79,640)			(79,640)
Balance — September 30, 2011:		$1,385,307	$119,771	$825	$(522,590)	$352,416	$777	$1,336,506

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2011	2010

Cash Flows from Operating Activities:
Net income	$144,998	$132,875
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	100,099	96,237
Amortization	1,925	2,640
Stock option based compensation	12,160	9,818
Provision for bad debts	1,188	333
Deferred income taxes	(4,710)	(6,432)
Facilities consolidation and severance	—	381
Retirement and deferred compensation plan expense	8,126	8,134
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(19,655)	(57,571)
Inventories	(29,230)	(42,910)
Prepaid and other current assets	(31,111)	(10,851)
Accounts payable and accrued liabilities	15,252	51,518
Income taxes payable	(3,747)	15,294
Retirement and deferred compensation plans	(13,770)	(8,780)
Other changes, net	3,250	(4,227)
Net Cash Provided by Operations	184,775	186,459

Cash Flows from Investing Activities:
Capital expenditures	(126,710)	(87,043)
Disposition of property and equipment	1,656	1,062
Intangible assets acquired	129	(77)
Acquisition of businesses, net of cash acquired	—	(3,014)
Notes receivable, net	48	—
Net Cash Used by Investing Activities	(124,877)	(89,072)

Cash Flows from Financing Activities:
Proceeds from notes payable	97,360	7,047
Proceeds from long-term obligations	—	1,789
Repayments of long-term obligations	(49,342)	(25,885)
Dividends paid	(38,769)	(32,412)
Proceeds from stock options exercises	17,098	23,590
Purchase of treasury stock	(79,640)	(58,785)
Excess tax benefit from exercise of stock options	4,564	3,532
Net Cash Used by Financing Activities	(48,729)	(81,124)

Effect of Exchange Rate Changes on Cash	(16,167)	(21,002)

Net Decrease in Cash and Equivalents	(4,998)	(4,739)
Cash and Equivalents at Beginning of Period	376,427	332,964
Cash and Equivalents at End of Period	$371,429	$328,225

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

As previously discussed in the AptarGroup Form 10-Q for the quarterly period ended March 31, 2011, the Company revised certain foreign currency cash flow effects that should not have been reported within cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.  Accordingly, the Company changed the classification of these foreign currency effects to appropriately reflect such amounts within effect of exchange rate changes on cash within the Condensed Consolidated Statements of Cash Flows and has revised our Statement of Cash Flows for the nine months ended September 30, 2010 presented herein.

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

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update allowed companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The standard is effective for fiscal years beginning on or after June 15, 2010.  The adoption of this standard had no impact on the Consolidated Financial Statements.

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

In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.  The effective tax rate for 2011 includes the estimated tax cost of repatriating $82 million of current year earnings, which was repatriated in the second quarter of 2011.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At September 30, 2011 and December 31, 2010, approximately 19% and 20%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component and net of reserves, consisted of:

	September 30,	December 31,
	2011	2010

Raw materials	$115,774	$106,870
Work in progress	77,208	67,591
Finished goods	110,448	102,423
Total	303,430	276,884
Less LIFO Reserve	(6,000)	(4,629)
Total	$297,430	$272,255

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 1, we have changed our segments to align with our new organization structure.  Upon this change, we reassigned our goodwill based on relative fair value to our reporting units.  This reassignment is reflected in the below table in our gross opening goodwill balance.

The changes in the carrying amount of goodwill since the year ended December 31, 2010 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	and Other	Total

Goodwill	$171,515	$37,678	$17,836	$1,615	$228,644
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2010	$171,515	$37,678	$17,836	$—	$227,029
Foreign currency exchange effects	172	505	(4)	—	673
Goodwill	$171,687	$38,183	$17,832	$1,615	$229,317
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2011	$171,687	$38,183	$17,832	$—	$227,702

The table below shows a summary of intangible assets as of September 30, 2011 and December 31, 2010.

		September 30, 2011			December 31, 2010
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	11	$19,662	$(18,490)	$1,172	$18,489	$(16,008)	$2,481
License agreements and other	4	23,005	(20,790)	2,215	25,345	(22,584)	2,761
Total intangible assets	7	$42,667	$(39,280)	$3,387	$43,834	$(38,592)	$5,242

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2011 and 2010 was $186 and $806, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2011 and 2010 was $1,925 and $2,640, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2011	$258	(remaining estimated amortization for 2011)
2012	617
2013	597
2014	704
2015	391

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2011.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended September 30,	2011	2010	2011	2010

Service cost	$1,405	$1,220	$517	$404
Interest cost	1,165	1,072	650	571
Expected return on plan assets	(1,566)	(1,054)	(462)	(333)
Amortization of net loss	398	164	200	62
Amortization of prior service cost	1	1	97	87
Net periodic benefit cost	$1,403	$1,403	$1,002	$791

	Domestic Plans		Foreign Plans
Nine months ended September 30,	2011	2010	2011	2010

Service cost	$4,095	$3,587	$1,547	$1,233
Interest cost	3,392	3,151	1,945	1,745
Expected return on plan assets	(3,608)	(3,098)	(1,383)	(1,018)
Amortization of net loss	1,245	482	599	189
Amortization of prior service cost	3	3	291	265
Net periodic benefit cost	$5,127	$4,125	$2,999	$2,414

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company has contributed $12.2 million, as of September 30, 2011, to its domestic defined benefit plans and does not anticipate any further contribution during 2011.  The Company also expects to contribute approximately $2.1 million to its foreign defined benefit plans in 2011, and as of September 30, 2011, has contributed approximately $0.7 million.

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

FAIR VALUE HEDGES

During 2011, the Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt.  Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount.  On May 31, 2011, this interest rate swap contract matured and was not renewed.  No gain or loss was recorded in the income statement in 2010 or nine months ended September 30, 2011 as any hedge ineffectiveness for the period was immaterial.

CASH FLOW HEDGES

As of September 30, 2011, the Company had one foreign currency cash flow hedge.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.7 million) as of September 30, 2011.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.6 million) as of September 30, 2010.

During the three and nine months ended September 30, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  The Company’s foreign currency forward contracts hedge forecasted transactions for approximately six months (March 2012).

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

OTHER

As of September 30, 2011, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and other, $2.4 million in accounts payable and accrued liabilities, and $1.9 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2011 had an aggregate contract amount of $182.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2011

and December 31, 2010

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010

Derivative Assets
Interest Rate Contracts	Miscellaneous	$—	$155
		$—	$155
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$274	$309
Foreign Exchange Contracts	Deferred and other non-current liabilities	—	377
		$274	$686
Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$866	$1,660
		$866	$1,660
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$2,084	$1,089
Foreign Exchange Contracts	Deferred and other non-current liabilities	1,891	2,448
		$3,975	$3,537

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended September 30, 2011 and September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2011	2010
Foreign Exchange Contracts	$(5)	$(6)
	$(5)	$(6)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Other (Expense) Miscellaneous, net	$168	$(3,207)
		$168	$(3,207)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Nine Months Ended September 30, 2011 and September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2011	2010
Foreign Exchange Contracts	$6	$6
	$6	$6

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Other (Expense) Miscellaneous, net	$(3,360)	$(4,334)
		$(3,360)	$(4,334)

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

A competitor has filed a lawsuit against AptarGroup, Inc. alleging that certain processes utilized by AptarGroup, Inc. in the manufacture of a specific type of diptube infringe patents owned by the counterparty. This lawsuit seeks an exclusion order barring the manufacture of this specific diptube.  The Company believes it has meritorious defenses against the suit and any unfavorable outcome is not expected to have a material impact on the Company’s financial condition or results of operations.  Therefore, no accrual has been recorded related to this matter.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company had no liabilities recorded for these agreements as of September 30, 2011.

NOTE 7 — STOCK REPURCHASE PROGRAM

On July 19, 2011, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock.  There is no expiration date for this repurchase program.

During the three and nine months ended September 30, 2011, the Company repurchased approximately 800 thousand and 1.6 million shares for aggregate amounts of $38.8 million and $79.6 million, respectively.  As of September 30, 2011, the Company had a remaining authorization to repurchase 4.1 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.

NOTE 8 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2011		September 30, 2010
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$49,297	$49,297	$46,983	$46,983

Average equivalent shares
Shares of common stock	66,381	66,381	67,213	67,213
Effect of dilutive stock based compensation
Stock options	2,291	—	2,147	—
Restricted stock	5	—	14	—
Total average equivalent shares	68,677	66,381	69,374	67,213
Net income per share	$0.72	$0.74	$0.68	$0.70

	Nine months ended
	September 30, 2011		September 30, 2010
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$145,063	$145,063	$132,700	$132,700

Average equivalent shares
Shares of common stock	66,747	66,747	67,471	67,471
Effect of dilutive stock based compensation
Stock options	2,863	—	2,438	—
Restricted stock	6	—	12	—
Total average equivalent shares	69,616	66,747	69,921	67,471
Net income per share	$2.08	$2.17	$1.90	$1.97

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenue:
Beauty + Home	$391,535	$348,858	$1,178,065	$1,037,772
Pharma	146,521	117,543	417,793	348,889
Food + Beverage	68,101	54,295	211,350	169,714
Other	40	38	122	109
Total Revenue	606,197	520,734	1,807,330	1,556,484

Less: Intersegment Sales:
Beauty + Home	$4,034	$2,750	$11,564	$8,421
Pharma	76	23	641	104
Food + Beverage	851	387	2,360	1,922
Other	40	37	122	108
Total Intersegment Sales	$5,001	$3,197	$14,687	$10,555

Net Sales:
Beauty + Home	$387,501	$346,108	$1,166,501	$1,029,351
Pharma	146,445	117,520	417,152	348,785
Food + Beverage	67,250	53,908	208,990	167,792
Other	—	1	—	1
Net Sales	$601,196	$517,537	$1,792,643	$1,545,929

Segment Income (1):
Beauty + Home	$32,025	$34,324	$104,555	$101,316
Pharma	44,801	35,091	124,058	98,510
Food + Beverage	6,891	6,443	23,076	24,758
Corporate & Other	(9,964)	(5,009)	(28,634)	(20,198)
Income before interest and taxes	$73,753	$70,849	$223,055	$204,386
Interest expense, net	(2,515)	(2,703)	(8,646)	(8,532)
Income before income taxes	$71,238	$68,146	$214,409	$195,854

(1)   Included in the Segment Income figures reported above are consolidation/severance expenses, for the three and nine months ended September 30, 2011 and September 30, 2010, as follows:

CONSOLIDATION/SEVERANCE EXPENSES

Beauty + Home	$—	$(444)	$—	$(444)
Pharma	—	—	—	—
Food + Beverage	—	63	—	63
Total Consolidation/Severance Expenses	$—	$(381)	$—	$(381)

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

Compensation expense recorded attributable to stock options for the first nine months of 2011 was approximately $12.1 million ($8.5 million after tax), or $0.13 per basic share and $0.12 per diluted share.  The income tax benefit related to this compensation expense was approximately $3.6 million.  Approximately $11.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first nine months of 2010 was approximately $9.8 million ($7.0 million after tax), or $0.10 per share (basic and diluted).  The income tax benefit related to this compensation expense was approximately $2.9 million.  Approximately $8.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.36 and $9.18 per share in 2011 and 2010, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:

Nine months ended September 30,	2011	2010

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	23.3%	22.7%
Risk-free Interest Rate	2.7%	3.7%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan during the third quarter of 2011 was $12.00.  The fair value of stock options granted under the Director Stock Option Plan during the third quarter of 2010 was $10.07.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:

Nine months ended September 30,	2011	2010

Dividend Yield	1.6%	1.7%
Expected Stock Price Volatility	22.9%	22.6%
Risk-free Interest Rate	2.5%	3.4%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans as of September 30, 2011, and changes during the nine months then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2011	8,208,736	$28.91	219,000	$30.40
Granted	1,284,150	48.21	85,500	51.26
Exercised	(859,487)	20.79	(34,500)	22.79
Forfeited or expired	(37,030)	33.72	—	—
Outstanding at September 30, 2011	8,596,369	$32.59	270,000	$37.98
Exercisable at September 30, 2011	6,104,374	$28.91	125,836	$29.15

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2011	6.1		7.3
Exercisable at September 30, 2011	4.9		5.3

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2011	$107,324		$2,369
Exercisable at September 30, 2011	$95,097		$1,953

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2011	$25,475		$970
September 30, 2010	$24,034		$703

The fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $11.1 million and $11.7 million, respectively.  Cash received from option exercises was approximately $17.1 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $6.3 million in the nine months ended September 30, 2011.  Cash received from option exercises was approximately $23.6 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.4 million in the nine months ended September 30, 2010.  As of September 30,

2011, the remaining valuation of stock option awards to be expensed in future periods was $9.8 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of September 30, 2011, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2011	22,303	$34.71
Granted	5,035	49.63
Vested	(10,045)	34.44
Nonvested at September 30, 2011	17,293	$39.21

Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2011 and 2010 was approximately $247 and $452 thousand, respectively.  The fair value of units vested during the nine months ended September 30, 2011 and 2010 was $346 and $298 thousand, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2011 and 2010 was $492 and $330 thousand, respectively.  As of September 30, 2011 there was $125 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.4 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $10.0 and $10.9 million recorded for income tax uncertainties as of September 30, 2011 and December 31, 2010, respectively.  The $0.9 million change in income tax uncertainties reflects the settlement of a tax examination.  The amount, if recognized, that would impact the effective tax rate is $9.2 and $10.1 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease between $1 and $6 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

•                 Level 3:   Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (b)	866	—	866	—
Total assets at fair value	$866	$—	$866	$—

Liabilities
Forward exchange contracts (b)	$4,249	$—	$4,249	$—
Total liabilities at fair value	$4,249	$—	$4,249	$—

As of December 31, 2010, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$155	$—	$155	$—
Forward exchange contracts (b)	1,660	—	1,660	—
Total assets at fair value	$1,815	$—	$1,815	$—

Liabilities
Forward exchange contracts (b)	$4,223	$—	$4,223	$—
Total liabilities at fair value	$4,223	$—	$4,223	$—

(a)   Based on third party quotation from financial institution

(b)   Based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The fair value of the Company’s long-term obligations is based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long term obligations was $282 million as of September 30, 2011 and $274 million as of December 31, 2010.

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

As of September 30, 2011 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning				Ending
	Reserve at	Net			Reserve at
	12/31/10	Charges	Cash Paid	FX Impact	9/30/11

Employee severance	$1,299	$(74)	$(61)	$6	$1,170
Other costs	106	74	(73)	(6)	101
Totals	$1,405	$—	$(134)	$—	$1,271

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2011 and 2010 was as follows:

Three months ended September 30,	2011	2010

Net income (loss)	$49,243	$47,021
Foreign currency translation adjustment	(111,260)	117,792
Changes in unrecognized pension gains/losses and related amortization, net of tax	429	186
Changes in treasury locks, net of tax	22	21
Net gain on Derivatives, net of tax	(5)	(6)
Comprehensive income	$(61,571)	$165,014

NOTE 16 — SUBSEQUENT EVENT

In October 2011, the Company acquired TKH Plastics Pvt Ltd (“TKH”), a leading provider of injection molded dispensing closures in India.  The Company acquired 100% of the outstanding common stock of TKH for approximately $17 million in cash and approximately $1 million in assumed debt.  The acquisition was approved by the Board of Directors and will allow the Company to expand its geographical presence in India.  The purchase was funded using cash flows from operations.  The assets acquired will be included in the Beauty + Home reporting segment.  This acquisition will not have a material impact on the results of operations in 2011 and therefore no proforma information will be required.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.7	66.2	66.9	65.9
Selling, research & development and administrative	14.4	13.7	14.9	14.3
Depreciation and amortization	5.6	6.3	5.7	6.4
Facilities consolidation and severance	—	0.1	—	—
Operating Income	12.3	13.7	12.5	13.4
Other income (expense)	(0.5)	(0.5)	(0.5)	(0.7)
Income before income taxes	11.8	13.2	12.0	12.7

Net income	8.2%	9.1%	8.1%	8.6%

Effective Tax Rate	30.9%	31.0%	32.4%	32.2%

NET SALES

Net sales for the quarter and nine months ended September 30, 2011 were $601.2 million and $1.8 billion, respectively, representing an increase of 16% for both periods over the same periods a year ago.  The average U.S. dollar exchange rate weakened compared to the Euro and other foreign currencies, such as the Brazilian Real and Swiss Franc, in the third quarter of 2011 compared to 2010.  As a result, changes in exchange rates positively impacted sales by approximately 6% for the quarter and for the full year.  The remaining 10% of sales increases for the three and nine months ended September 30, 2011, were due primarily to higher product and custom tooling sales to our customers.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	% of Total	2010	% of Total	2011	% of Total	2010	% of Total

Domestic	$161,650	27%	$150,267	29%	$486,715	27%	$454,380	29%
Europe	339,548	56%	288,130	56%	1,032,532	58%	875,689	57%
Other Foreign	99,998	17%	79,140	15%	273,396	15%	215,860	14%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 67.7% in the third quarter of 2011 compared to 66.2% in the third quarter of 2010.

The following factors negatively impacted our cost of sales percentage in the third quarter of 2011:

Lower Utilization of Overhead Costs in Certain Operations.  Several of our business operations saw decreases in unit volumes produced and sold.  As a result of these lower production levels, overhead costs were not utilized as well as in the prior year, thus negatively impacting cost of goods sold as a percentage of net sales.

Increased Sales of Custom Tooling.  Sales of custom tooling increased $7.1 million in the third quarter of 2011 compared to the prior year third quarter.  Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

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

The following factors positively impacted our cost of sales percentage in the third quarter of 2011:

Mix of Products Sold.  Compared to the prior year, our Pharma and Food + Beverage segment sales represented a higher percentage of our overall sales.  This positively impacts our cost of sales percentage as margins on our pharmaceutical, food and beverage products typically are higher than the overall company average.

Decreasing Raw Material Costs.  Raw material costs, in particular plastic resin, decreased in the third quarter of 2011 compared to the third quarter of 2010.  While the majority of these cost decreases are passed along to our customers in our selling prices, we experienced the usual lag in the timing of passing on these cost decreases.

Our cost of sales as a percent of net sales increased to 66.9% in the first nine months of 2011 compared to 65.9% in the first nine months of 2010.  The increase is primarily due to the same factors mentioned above.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $15.6 million in the third quarter of 2011 compared to the same period a year ago.  On a constant currency basis, the increase would have been approximately $10.2 million in the quarter.  The majority of the increase is due to higher professional fees and personnel costs (particularly in the Food + Beverage segment).  SG&A as a percentage of net sales also increased to 14.4% compared to 13.7% in the same period of the prior year due to the increases noted above.

SG&A increased by approximately $46.5 million for the nine months ended September 30, 2011 compared to the same period a year ago.  On a constant currency basis, the increase would have been approximately $34.0 million for the nine month period.  The increase is due primarily to the reason mentioned above as well as higher stock option expense in the first nine months of 2011 versus the prior year.  For the nine months ended September 30, 2011, the percentage increased to 14.9% compared to 14.3% of net sales in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased approximately $1.1 million in the third quarter of 2011 to $33.5 million compared to $32.4 million in the third quarter of 2010.  However, on a constant currency basis, the 2011 reported expense would have slightly decreased by approximately $1.0 million in the quarter.  Due to the increase in sales, depreciation and amortization as a percentage of net sales decreased to 5.6% in the third quarter of 2011 compared to 6.3% for the same period a year ago.

Depreciation and amortization expenses increased approximately $3.1 million in the first nine months of 2011 to $102.0 million compared to $98.9 million for the first nine months of 2010.  On a constant currency basis, the expense would have decreased by approximately $2.0 million for the nine month period.  Depreciation and amortization as a percentage of net sales decreased to 5.7% for the nine months ended September 30, 2011 compared to 6.4% in the same period of the prior year.

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

OPERATING INCOME

Operating income increased approximately $3.1 million in the third quarter of 2011 to $74.2 million compared to $71.1 million in the same period in the prior year.  Strong increases in sales volumes at each segment were able to offset lower capacity utilization, especially in certain of our Beauty + Home segment locations, contributing to the rise in operating income.  Operating income as a percentage of net sales decreased to 12.3% in the third quarter of 2011 compared to 13.7% for the same period in the prior year mainly due to the higher percentage of cost of sales and SG&A cost compared to prior year as discussed above.

Operating income increased approximately $17.4 million in the first nine months of 2011 to $224.2 million compared to $206.8 million in the same period in the prior year.  Operating income as a percentage of sales decreased to 12.5% in the first nine months of 2011 compared to 13.4% for the same period in the prior year.  These changes are primarily due to the same reasons mentioned for the third quarter results.

NET OTHER EXPENSE

Net other expenses remained consistent at $3.0 million in the third quarter of 2011 compared to the same period in the prior year.  A small increase in interest expense was offset by a similar increase in interest income.

Net other expenses for the nine months ended September 30, 2011 decreased slightly to $9.8 million from $10.9 million in the same period in the prior year due primarily to lower foreign currency losses.

EFFECTIVE TAX RATE

The reported effective tax rate remained relatively constant at 30.9% and 32.4% for the three and nine months ended September 30, 2011, respectively, compared to 31.0% and 32.2% for the same periods ended September 30, 2010.  During the third quarter of 2011, the tax rate was favorably impacted by a reduction in the amount of current year earnings that were planned to be repatriated from foreign operations in 2011.  The tax rate for the third quarter of 2010 was favorably impacted by certain tax benefits that were recognized in Brazil.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $49.3 million and $145.1 million in the third quarter and nine months ended September 30, 2011, respectively, compared to $47.0 million and $132.7 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Beginning with the first quarter of 2011, we are reporting new business segments that reflect our realigned internal financial reporting structure.  Prior period information has been conformed to the current presentation.

Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$387,501	$346,108	$1,166,501	$1,029,351
Segment Income (1)	32,025	34,324	104,555	101,316
Segment Income as a percentage of Net Sales	8.3%	9.9%	9.0%	9.8%

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

Net sales for the quarter ended September 30, 2011 increased 12% to $387.5 million compared to $346.1 million in the third quarter of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 6% of the 12% increase in sales.  Excluding changes in exchange rates, sales increased 6% in the third quarter of 2011 compared to the same quarter of the prior year.  Sales, excluding foreign currency changes, to the fragrance/cosmetics were up 5% while personal care markets increased approximately 8% in the third quarter of 2011 compared to the same period in the prior year.  Increases in customer tooling sales of $8.5 million account for the remaining sales growth.

Net sales increased 13% in the first nine months of 2011 to $1.2 billion compared to $1.0 billion in the first nine months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 5% of the 13% increase in sales.  Excluding changes in exchange rates, sales increased 8% for the first nine months of 2011 compared to the same period of the prior year.  Sales of our products, excluding foreign currency changes, to the fragrance/cosmetic and personal care markets increased approximately 12% and 5%, respectively, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increased demand for our fragrance and cosmetic and personal care dispensing systems.

Segment income for the third quarter of 2011 decreased approximately 7% to $32.0 million from $34.3 million reported in the same period in the prior year.  Profitability decreased primarily due to underutilized capacity, increased legal fees and higher tooling sales, which typically carry lower margins than normal product sales.

Segment income for the first nine months of 2011 increased approximately 3% to $104.6 million compared to $101.3 million reported in the same period in the prior year.  The profitability increase for the first nine months of 2011 is primarily due to the strength of fragrance/cosmetic sales in the first nine months as mentioned above.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$146,445	$117,520	$417,152	$348,785
Segment Income	44,801	35,091	124,058	98,510
Segment Income as a percentage of Net Sales	30.6%	29.9%	29.7%	28.2%

Net sales for the Pharma segment increased by 25% in the third quarter of 2011 to $146.4 million compared to $117.5 million in the third quarter of 2011.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 10% of the 25% increase in sales.  Sales excluding foreign currency changes to the prescription market increased 8% while sales to the consumer health care market increased 32%.

Net sales for the first nine months of 2011 increased approximately 20% to $417.2 million compared to $348.8 million in the first nine months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 9% of the 20% increase in sales.  Sales, excluding foreign currency changes, to the prescription and consumer health care markets increased approximately 5% and 26%, respectively, in the first nine months of 2011 compared to the same period in the prior year.

Segment income in the third quarter of 2011 increased approximately 28% to $44.8 million compared to $35.1 million reported in the same period in the prior year.  This increase is mainly attributed to higher sales and leveraging of our cost structure from increased unit volumes.

Segment income in the first nine months of 2011 increased approximately 26% to $124.1 million compared to $98.5 million reported in the same period of the prior year.  This increase in segment income is due primarily to the same reasons mentioned above for the third quarter results.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$67,250	$53,908	$208,990	$167,792
Segment Income	6,891	6,443	23,076	24,758
Segment Income as a percentage of Net Sales	10.2%	12.0%	11.0%	14.8%

Net sales for the quarter ended September 30, 2011 increased approximately 25% to $67.3 million compared to $53.9 million in the third quarter of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 4% of the 25% increase in sales.  Approximately 3% of the product sales increase is tooling sales while the pass through of higher resin costs on sales of closures represented 7% of the increase over the prior year.  Excluding foreign currency changes, sales to the food market increased 13% while the beverage market increased approximately 42% mainly due to volume growth in our Asian region.

Net sales for the first nine months of 2011 increased approximately 25% to $209.0 million compared to $167.8 million in the first nine months of the prior year.  The weakening of the U.S. dollar compared to the Euro positively impacted sales and represented approximately 4% of the 25% increase in sales.  Sales excluding foreign currency changes to the food market increased 11% while the beverage markets increased approximately 44%.  Consistent with the third quarter, these increases are mainly due to higher custom tooling sales and stronger demand across all regions and markets.

Segment income in the third quarter of 2011 increased approximately 7% to $6.9 million compared to $6.4 million during the same period in the prior year.  Although we showed strong sales growth, start-up costs for our new U.S. facility and higher structure costs due to the implementation of this new segment combined to partially offset this sales growth.

Segment income in the first nine months of 2011 decreased approximately 7% to $23.1 million compared to $24.8 million reported in the same period of the prior year.  Although we showed strong sales growth, a large percentage of this growth was tooling related which carries lower margins than normal product sales.  Also, resin price increases and higher structure costs due to the implementation of this new segment combined to more than offset the increase in income resulting from the increase in sales.

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

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2011 compared to 2010 is as follows:

	2011	2010

First Quarter	$7.7	$6.0
Second Quarter	1.7	2.2
Third Quarter	2.8	1.6
Fourth Quarter (estimated)	1.6	1.4
	$13.8	$11.2

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $371.4 million at September 30, 2011 from $376.4 million at December 31, 2010.  Total short and long-term interest bearing debt increased in the first nine months of 2011 to $401.6 million from $354.3 million at December 31, 2010.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 2.2% at the end of September 2011 compared to a negative 1.8% at December 31, 2010.

In the first nine months of 2011, our operations provided approximately $184.8 million in cash flow compared to $186.5 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  During the first nine months of 2011, we utilized the majority of our operating cash flows to finance capital expenditures and share repurchases.

We used $124.9 million in cash for investing activities during the first nine months of 2011, compared to $89.1 million during the same period a year ago.  The increase in cash used for investing activities is mainly due to $39.7 million more spent on capital expenditures in the first nine months of 2011 compared to the first nine months of 2010 which is primarily related to the investment in our new Food + Beverage facility and increases in custom projects.  Cash outlays for capital expenditures for 2011 are estimated to be approximately $170 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used approximately $48.7 million of cash on financing activities in the first nine months of 2011 compared to $81.1 million in cash used in the first nine months of the prior year.  The decrease in cash used by financing activities is due primarily to the increase in short-term borrowings to fund higher amounts of repayments of long-term obligations and share repurchases in 2011.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2011
Debt to total capital ratio	Maximum of 55%	23.1%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.2 billion at September 30, 2011 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $371.4 million in cash and equivalents is located outside of the U.S.

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

On October 19, 2011, the Board of Directors declared a quarterly dividend of $0.22 per share payable on November 30, 2011 to stockholders of record as of November 9, 2011.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB amended the guidance on fair value measurement and disclosure requirements.  The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS).  This guidance will be effective for the Company’s fiscal year ending December 31, 2012.  The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB amended the guidance for the presentation of comprehensive income. The amended guidance eliminates certain options for presenting comprehensive income but does not change which components of comprehensive income are recognized in net income or other comprehensive income.  The amended guidance is intended to enhance comparability between entities that report under generally accepted accounting principles and those that report under international financial reporting standards.  This guidance will be effective for the Company’s fiscal year ending December 31, 2012.  The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment.  The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This guidance will be effective for the Company’s fiscal year ending December 31, 2012, with early adoption permitted.  The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

As we look to the fourth quarter, we are seeing some caution on the part of certain customers as we head into the end of the year, primarily due to global economic uncertainties.  We believe this situation is temporary and that customers are assessing inventory levels after a relatively active past 12 months.  Some customers are also intensifying price pressures in light of an unstable economic outlook, particularly in the U.S. and Europe.  When we look at the variety of project activity, the strength and focus of our realigned organization, our broad geographic presence, and our strong balance sheet, we are encouraged as we look ahead to 2012.  Currently, we expect fourth quarter diluted earnings per share to be in the range of $.57 to $.62 per share compared to our record fourth quarter $.59 per share in the prior year.

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

•                volatility of global credit markets;

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

The table below provides information as of September 30, 2011 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the fourth quarter of 2011 with the exception of a few contracts that expire in the third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Euro/U.S. Dollar	$104,962	1.3517	8,320-104,962
Swiss Franc/Euro	32,065	0.8282	32,065-44,994
British Pound/Euro	11,589	1.1461	11,121-17,910
Euro/Mexican Peso	10,795	17.7707	4,430-10,795
Czech Koruna/Euro	9,804	0.0407	9,377-9,839
Euro/Brazilian Real	4,202	4.3378	4,202-4,202
Euro/Argentinian Peso	2,679	6.1900	2,679-2,679
Chinese Yuan/U.S. Dollar	1,200	0.1553	1,200-2,400
Euro/Chinese Yuan	1,005	8.7369	764-1,005
Other	4,555
Total	$182,856

As of September 30, 2011, we have recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and other, $2.4 million in accounts payable and accrued liabilities and $1.9 million in deferred and other non-current liabilities in the balance sheet.

During 2011, the Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt.  Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount.  As of May 31, 2011, this interest rate swap contract matured and was not renewed.  No gain or loss was recorded in the income statement in 2010 or the nine months ended September 30, 2011 as any hedge ineffectiveness for the period was immaterial.

As of September 30, 2011, the Company had one foreign currency cash flow hedge.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.7 million) as of September 30, 2011.  The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.6 million) as of September 30, 2010.  During the three and nine months ended September 30, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.  These foreign currency forward contracts hedge forecasted transactions for approximately six months (March 2012).

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2011, the Plan purchased 1,934 shares of our Common Stock on behalf of the participants at an average price of $47.28 per share, for an aggregate amount of $91 thousand, and sold 1,040 shares of our Common Stock on behalf of the participants at an average price of $54.34 per share, for an aggregate amount of $57 thousand.  At September 30, 2011, the Plan owns 28,246 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

7/1 – 7/31/11	140,000	$51.92	140,000	4,720,943
8/1 – 8/31/11	587,485	47.78	587,485	4,133,458
9/1 – 9/30/11	72,515	47.88	72,515	4,060,943
Total	800,000	$48.52	800,000	4,060,943

The Company announced the existing repurchase program on July 17, 2008.  On July 19, 2011, the Company announced that its Board of Directors authorized the Company to repurchase an additional four million of its outstanding shares.  There is no expiration date for these repurchase programs.

ITEM 5.  OTHER INFORMATION

On November 2, 2011, in connection with the previously announced retirement of President and Chief Executive Officer Peter Pfeiffer that will be effective December 31, 2011, AptarGroup entered into a two-year Consulting Agreement with Mr. Pfeiffer, to become effective January 1, 2012 (“Consulting Agreement”). The Consulting Agreement may be terminated by Mr. Pfeiffer at any time upon 30 days written notice.  Compensation for the consulting services to be provided by Mr. Pfeiffer will be $450,000 per year and will be paid in equal monthly installments. Pursuant to the Consulting Agreement, Mr. Pfeiffer will be an independent contractor, rather than an employee, of AptarGroup.  In addition, the Consulting Agreement contains restrictive covenants prohibiting Mr. Pfeiffer from competing with AptarGroup or soliciting its employees during the term of the Consulting Agreement.

The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the full text of the Consulting Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit 10.1	Consulting Agreement between AptarGroup, Inc. and Peter Pfeiffer dated November 2, 2011.

Exhibit 10.2	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan.

Exhibit 10.3	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets - September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements.(1)

(1)

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

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 2, 2011

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Consulting Agreement between AptarGroup, Inc. and Peter Pfeiffer dated November 2, 2011.

10.2	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan.

10.3	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets - September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements.(1)

(1)

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