Form 10-K
period 2011-12-31
APTARGROUP INC
filed 2012-02-24
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was $3,404,217,467.

The number of shares outstanding of common stock, as of February 17, 2012, was 66,141,880 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 2012 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2011

i /ATR

2011 Form 10-K

PART I

ITEM 1.    BUSINESS

BUSINESS OF APTARGROUP

 We are a leading global solution partner of a broad range of innovative packaging delivery systems primarily for the fragrance/cosmetic, personal care, pharmaceutical, household, food and beverage markets. We create packaging solutions that enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market.

        Our business was started in the late 1940's, manufacturing and selling aerosol valves in the United States, and has grown primarily through the acquisition of relatively small companies and internal expansion. We were incorporated in Delaware in 1992. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as "AptarGroup" or the "Company".

        We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 6% of our 2011 net sales.

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

AVAILABLE INFORMATION

 Our periodic and current reports are available, free of charge, through a link on the Investors page of our website (www.aptar.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. Also posted on our website are the charters for our Audit, Compensation, Governance and Executive Committees, our Governance Principles, our Code of Business Conduct & Ethics and our Director Independence Standards. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to or waiver to the Code of Business Conduct & Ethics applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

DESCRIPTION OF APTARGROUP'S REPORTING SEGMENTS

FINANCIAL INFORMATION ABOUT SEGMENTS

 The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. Effective at the beginning of fiscal year 2011, AptarGroup's new organizational structure consists of three market-focused business segments which are Beauty + Home, Pharma and Food + Beverage. This new structure is a strategic step to be more closely aligned with our customers and the markets in which they operate. Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment. Operations that sell dispensing systems to the pharmaceutical and consumer healthcare market form the Pharma segment. Operations that sell dispensing systems to the food and beverage markets form the Food + Beverage segment. Each of these three business segments is described more fully below. A summary of revenue, by segment, from external customers, profitability and total assets based upon this reporting structure for each of the last three years is shown in Note 16 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Prior period information has been conformed to the new reporting structure.

BEAUTY + HOME

 The Beauty + Home segment is our largest segment in terms of revenue and total assets representing 65% and 57% of AptarGroup's Net Sales and Total Assets, respectively. The Beauty + Home segment primarily sells pumps, closures, aerosol valves and accessories to the personal care and household markets and pumps and decorative components to the fragrance/cosmetic market. We believe we are the leading supplier of fragrance/cosmetic and personal care fine mist spray pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. We believe we are also one of

1 /ATR

2011 Form 10-K

the largest continuous spray aerosol valve suppliers worldwide. We believe we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe.

 Fragrance/Cosmetic.    Sales to the fragrance/cosmetic market for Beauty + Home accounted for approximately 47% of the segment's total net sales in 2011. The fragrance/cosmetic market requires a broad range of spray pumps and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. Our cosmetic lotion pumps, airless dispensing systems and lotion sampling devices, and decorative capabilities will also provide growth opportunities. We have experienced significant growth in recent years in South America particularly in the sales of our products to the fragrance market and we believe there are significant opportunities for growth in the sale of our products for cosmetic applications in Asia.

 Personal Care.    Sales to the personal care market for Beauty + Home accounted for approximately 43% of the segment's total net sales in 2011. Personal care products include fine mist spray pumps, lotion pumps, closures and continuous spray aerosol valves. Typical personal care spray pump applications include hair care, body care and sun care products. Typical lotion pump applications include skin moisturizers, hand sanitizers and soap. Typical personal care closures applications include shampoos and conditioners. Typical personal care continuous aerosol valve applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous aerosol valve offerings.

 Household.    Sales to the household market for Beauty + Home accounted for approximately 9% of the segment's total net sales in 2011. Household products primarily use continuous or metered dose spray aerosol valves, closures and to a lesser degree spray pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure applications include liquid detergents and household cleansers. Spray pump applications primarily include household and industrial cleaners.

PHARMA

 The Pharma segment is our second largest segment in terms of revenue and total assets, accounting for 24% and 19% of AptarGroup's Net Sales and Total Assets, respectively, and is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves ("MDI's") to the pharmaceutical market worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, Switzerland and the United States. We have recently added a new clean room facility in India that will be producing in the first quarter of 2012. We believe that the conversion from traditional medication forms such as pills and syringes to value-added, convenient dispensing systems will continue to increase.

 Prescription.    Sales to the prescription market accounted for approximately 68% of the segment's total net sales in 2011. Pumps sold to the prescription market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Recently, our nasal dispensing pumps were also sold on pain management products primarily for post-operative pain management. Potential opportunities for conversion from pills and syringes to pump dispensing systems include treatment for vaccines, additional cold and flu treatments and hormone replacement therapies.

        MDI's are used for dispensing precise amounts of medication. This aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. Currently the majority of our MDI's sold are used for respiratory ailments.

        We continue to work on new dispensing systems and accessories in this segment such as a dose indicator for our MDI's to let the patient know how many doses are left in the container. Also, we have developed new delivery device technologies featuring lock-out capabilities. We are also entering new categories such as sleep aids and ophthalmic applications. While we expect that these new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

        During 2011 we acquired a minority investment in Oval Medical Technologies Limited (Oval Medical) for approximately $3.2 million. Oval Medical has broad expertise in the design and development of injectable drug delivery devices. This acquisition represents a significant opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach.

 Consumer Healthcare.    Sales to the consumer healthcare market accounted for approximately 32% of the segment's total net sales in 2011. Applications for this market are similar to the pharmaceutical market; however these applications are sold over the counter without a prescription. Typical consumer healthcare spray pump applications include nasal decongestants, nasal salines and cough and cold applications. Typical consumer healthcare valve applications include nasal saline using our

2 /ATR

2011 Form 10-K

bag-on valve technology. Other products sold to this market include dispensing closures primarily for ophthalmic liquid products and lotion and airless systems for dermal applications.

FOOD + BEVERAGE

 The Food + Beverage segment is our smallest segment in terms of revenue and total assets representing 11% and 9% of AptarGroup's Net Sales and Total Assets, respectively, but is our fastest growing segment. We primarily sell dispensing and non-dispensing closures and, to a lesser degree, spray pumps and aerosol valves to the food and beverage markets.

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

 Food.    Sales to the food market for Food + Beverage accounted for approximately 63% of the segment's total net sales in 2011. Food products primarily use either dispensing or non-dispensing closures and, to a lesser degree, spray pumps and aerosol valves. Applications for dispensing closures include sauces and condiment closures while non-dispensing closures include granular and powder additives. Applications for continuous spray valves include cooking sprays. Spray pump applications primarily include butter or salad dressing sprays.

 Beverage.    Sales to the beverage market for Food + Beverage accounted for approximately 35% of the segment's total net sales in 2011. Beverage products primarily utilize dispensing closure technologies. Sales of dispensing closures to the beverage market have increased significantly over the last several years as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and recently concentrated water flavoring enhancements.

        We believe there are good growth opportunities in the food/beverage market reflecting the continued and growing acceptance in this market of our dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems, in particular for the single and multi-serve non-carbonated beverage industry. During 2011, we began expanding our North American presence by investing in a facility in Lincolnton, North Carolina which is entirely dedicated to the Food + Beverage market. During 2010 we acquired assets related to a licensed technology that bonds aluminum to plastic (BAPTM). This technology allows for a liner with a pull ring to be bonded directly to the container providing added convenience for the consumer in the removal of the liner.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY

 We seek to enhance our position as a leading global solution partner of innovative packaging delivery systems by (i) expanding geographically, (ii) converting non-convenient, non-dispensing applications to convenient dispensing systems, (iii) replacing current dispensing applications with more value-added dispensing products and (iv) developing or acquiring new dispensing, safety or security technologies.

        We are committed to expanding geographically to serve local and multinational customers in existing and emerging areas. Targeted areas include Asia, South America, and Eastern Europe. During 2011, we acquired a producer of dispensing closures and added a separate pharmaceutical manufacturing facility both in India to expand our geographic presence in the country. In 2009, we acquired a Brazilian company which manufactures anodized aluminum parts. We continue to invest increasing amounts of our capital expenditures in these areas to be able to produce locally and increase our product offerings.

        We believe significant opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food/beverage market for single and multi-serve non-carbonated beverages, condiments, and cooking oils. In the fragrance/cosmetic market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have developed and patented a thin sprayable dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this innovative system offers growth opportunities, particularly for fragrance samples. We have also developed a similar miniature flat sample for viscous creams as well as a small pump for use on vials for cosmetic lotions.

        In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems (syringes or pills) to our more convenient dispensing pump or metered dose aerosol valve systems. Examples of opportunities in the pharmaceutical market include ways to dispense treatments for vaccines, additional cold and flu treatments, hormone replacement therapies, breakthrough pain medication, sleep aids and ophthalmic applications. Examples of opportunities in the beauty and home markets include replacing closures on sun care applications with our bag-on valve technology and replacing finger actuators on fragrance applications with bulb atomizers.

        We are committed to developing or acquiring new dispensing technologies that can lead to the development of completely new dispensing systems or can complement our existing product offerings. We manufacture decorative packaging components primarily for the high end of the fragrance/cosmetic market. This technology includes advanced

3 /ATR

2011 Form 10-K

molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components. We have also acquired assets related to the BAPTM technology that provides opportunities for additional product applications requiring a liner. In 2011, we acquired a minority investment in Oval Medical for their broad expertise in the design and development of injectable drug delivery devices. This represents a significant opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach.

RESEARCH AND DEVELOPMENT

 One of our competitive strengths is our commitment to innovation and providing innovative dispensing solutions for our customers. This commitment to innovation is the result of our emphasis on research and development. Our research and development activities are directed toward developing affordable new innovative packaging delivery solutions and adapting existing products for new markets or customer requirements. Our research and development personnel are primarily located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities, net of certain research and development credits, were $67.0 million, $51.4 million and $50.2 million in 2011, 2010 and 2009, respectively.

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

TECHNOLOGY

 Pumps and aerosol valves require the assembly of up to 15 different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we assemble products in a high-speed, cost-effective manner. Our injection molding capabilities include recent advances such as spin-stack and cube molding which utilize high-efficiency rotating molds. We are also utilizing In-Molding Assembly Technology (IMAT) which allows us to assemble products within the molding process. We are experts in molding liquid silicone rubber that is used in certain dispensing closures and certain pumps as well as rubber gasket formulation and production primarily for the pharmaceutical markets. We also have technology to decorate plastic and metal components sold primarily to the fragrance/cosmetic and personal care markets.

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

CUSTOMERS

 The demand for our products is influenced by the demand for our customers' products. Demand for our customers' products may be affected by general economic conditions and liquidity, government regulations, tariffs and other trade barriers. Our customers include many of the largest fragrance/cosmetic, personal care, pharmaceutical, household, food and beverage

4 /ATR

2011 Form 10-K

marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 6% of 2011 net sales. A consolidation of our customer base has occurred and this trend is expected to continue. A concentration of customers may result in pricing pressures or a loss of volume. However, this situation also presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers.

INTERNATIONAL BUSINESS

 Typically, we produce our products close to where our customers fill their finished product. Sales in Europe for the years ended December 31, 2011, 2010 and 2009 were approximately 57%, 57% and 58%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, China, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 16%, 14% and 14% of our consolidated sales for the years ended December 31, 2011, 2010 and 2009, respectively. Export sales from the United States were $150.4 million, $143.4 million and $104.5 million in 2011, 2010 and 2009, respectively. For additional financial information about geographic areas, please refer to Note 16 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY

 Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

WORKING CAPITAL PRACTICES

 Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. We have also seen an increasing trend in pressure from certain customers to lengthen their payment terms. As the majority of our products are made to order, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS

 AptarGroup has approximately 10,900 full-time employees. Of the full-time employees, approximately 6,000 are located in Europe, 2,100 are located in North America and the remaining 2,800 are located in Asia and South America. The majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries and approximately 200 of the North American employees are covered by a collective bargaining agreement. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2011 and management considers our employee relations to be satisfactory.

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

5 /ATR

2011 Form 10-K

these processes has been minimal, and we believe we meet current environmental standards in all material respects. To date, our manufacturing operations have not been significantly affected by environmental laws and regulations relating to the environment.

        Recently there is increased interest and awareness from the public and our customers in sustainability or producing sustainable products and measuring carbon footprints. We are focused on becoming more energy efficient and lowering greenhouse gas emissions, both of which reduce our carbon footprint. Future regulations on environmental matters regarding recycling or sustainability policies could impact our business.

GOVERNMENT REGULATION

 Certain of our products are indirectly affected by government regulation. Demand for aerosol and pump packaging is affected by government regulations regarding the release of volatile organic compounds ("VOCs") into the atmosphere. Certain states within the United States have regulations that require the reduction in the amount of VOCs that can be released into the atmosphere and the potential exists for this type of regulation to expand worldwide. These regulations required our customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. We own patents and have developed systems to function with alternative propellant and product formulations.

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

EXECUTIVE OFFICERS

 Our executive officers as of February 24, 2012:

Name	Age	Position with the Company

Stephen Hagge	60	President and Chief Executive Officer, AptarGroup, Inc.
Mr. Hagge has been President and Chief Executive Officer since January 2012. Prior to this, Mr. Hagge was Chief Operating Officer from 2008 to 2011, Executive Vice President from 1993 through 2011, Secretary from 1993 to June 2011 and Chief Financial Officer of AptarGroup from 1993 to 2007.
Robert Kuhn	49	Executive Vice President, Chief Financial Officer and Secretary, AptarGroup, Inc.
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn has been Secretary since June 2011. Prior to this, Mr. Kuhn was Vice President Financial Reporting from 2000 to 2008.
Patrick Doherty	56	President, Aptar Beauty + Home
Mr. Doherty has been President of Aptar Beauty + Home since October 2010. Prior to this, Mr. Doherty was Co-President of Aptar Beauty + Home since January 2010 and served as President of SeaquistPerfect Dispensing Group from 2000 to 2009.
Olivier Fourment	54	President, Aptar Pharma
Mr. Fourment has been President of Aptar Pharma since January 2008. Prior to this, Mr. Fourment was Co-President of Valois Group from 2000 to 2007.
Eldon Schaffer	46	President, Aptar Food + Beverage
Mr. Schaffer has been President of Aptar Food + Beverage since January 2012. Prior to this, Mr. Schaffer was President of Aptar Beauty + Home North America from 2010 to 2011 and was Seaquist Closures' General Manager of North America from 2004 to 2009.
Ursula Saint-Léger	48	Vice President of Human Resources
Ms. Saint-Léger has been Vice President of Human Resources since October 2010. Prior to joining AptarGroup in 2010, Ms. Saint-Léger was Sr. Group Vice President Human Resources at TAQA (Industrialization and energy services) from 2009 to 2010 and was Senior Vice President Human Resources at Umicore (materials technology) from 2004 to 2009.

        There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

6 /ATR

2011 Form 10-K

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

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS

 If there is a deterioration in economic conditions in one of our significant regions such as Europe or the U.S., our business and operating results could be materially adversely impacted.    Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we are well positioned to withstand slowness in any one particular region or market. However, economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. A tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults and inventory or supply challenges. Some of our materials are single-sourced. An interruption in supply may also impact our ability to meet customer demands. A disruption in the credit markets could also restrict access to capital.

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

 We have foreign currency translation and transaction risks that may materially adversely affect our operating results.    A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to Swiss, South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. The volatility of currency exchange rates may materially affect our operating results.

 If our unionized employees were to engage in a strike or other work stoppage, our business and operating results and financial condition could be materially adversely affected.    The majority of our European employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries and approximately 200 of our North American employees are covered by a collective bargaining agreement. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.

 If we were to incur a significant product liability claim above our current insurance coverage, our operating results and financial condition could be materially adversely affected.    Approximately 24% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may be under

7 /ATR

2011 Form 10-K

administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in our Pharma segment or our other segments in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.

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

 We have approximately $234 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income.    We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See "Critical Accounting Estimates" in Part II, Item 7 (which is incorporated by reference herein).

 Government regulation on environmental matters regarding recycling or sustainability policies could impact our business.    Future government regulations mandating the use of certain materials could impact our manufacturing processes or the technologies we use forcing us to reinvest in alternative materials or assets used in the production of our products.

FACTORS AFFECTING APTARGROUP STOCK

 Ownership by Certain Significant Shareholders.    Neuberger Berman Group LLC and State Farm Life Insurance Company each own approximately 12% and 10%, respectively, of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

 Certain Anti-takeover Factors.    Our preferred stock purchase rights plan and certain provisions of our Certificate of Incorporation and Bylaws may inhibit changes in control of AptarGroup not approved by the Board of Directors. These provisions include (i) special voting requirements for business combinations, (ii) a classified board of directors, (iii) a prohibition on stockholder action through written consents, (iv) a requirement that special meetings of stockholders be called only by the board of directors, (v) advance notice requirements for stockholder proposals and nominations, (vi) limitations on the ability of stockholders to amend, alter or repeal our bylaws and (vii) provisions that require the vote of 70% of the whole Board of Directors in order to take certain actions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

 The Company has no unresolved comments from the SEC.

8 /ATR

2011 Form 10-K

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

ARGENTINA	INDIA	THAILAND
Florencio Varela (1 & 2)	Himachal Pradesh (1 & 2)	Chonburi (1)
Tortuguitas (1 & 3)	Hyderabad (1 & 3)
	Mumbai (2)	UNITED KINGDOM
BRAZIL		Leeds, England (1 & 3)
Sao Paulo (1 & 3)	INDONESIA	Milton Keynes (1 & 2)
Maringá Paraná (1 & 3)	Cikarang, Bekasi (1)
UNITED STATES
CHINA	IRELAND	Cary, Illinois (1, 2 & 3)
Suzhou (1, 2 & 3)	Ballinasloe, County Galway (1)	Congers, New York (2)
Libertyville, Illinois (1, 2 & 3)
CZECH REPUBLIC	ITALY	Lincolnton, North Carolina (3)
Ckyne (1 & 3)	Manoppello (1)	McHenry, Illinois (1 & 2)
	Milan (1)	Midland, Michigan (3)
FRANCE	San Giovanni Teatino (Chieti) (1)	Mukwonago, Wisconsin (1, 2 & 3)
Annecy (1)		Stratford, Connecticut (1 & 3)
Charleval (1)	MEXICO	Torrington, Connecticut (1 & 3)
Le Neubourg (1)	Queretaro (1)	Watertown, Connecticut (1 & 3)
Le Vaudreuil (2)	Quintana (1 & 3)
Oyonnax (1)
Poincy (1 & 3)	RUSSIA
Verneuil Sur Avre (1 & 2)	Vladimir (1 & 3)
GERMANY	SPAIN
Böhringen (1)	Torello (1 & 3)
Dortmund (1)
Eigeltingen (2)	SWITZERLAND
Freyung (1 & 3)	Messovico (2)
Menden (1)	Neuchâtel (1 & 2)
(1)
Locations of facilities manufacturing for the Beauty + Home segment.
(2)
Locations of facilities manufacturing for the Pharma segment.
(3)
Locations of facilities manufacturing for the Food + Beverage segment.

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

ITEM 4.    MINE SAFETY DISCLOSURES

 Not applicable.

9 /ATR

2011 Form 10-K

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES AND SHARE PERFORMANCE

MARKET FOR REGISTRANT'S COMMON EQUITY

 Information regarding market prices of our Common Stock and dividends declared may be found in Note 18 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 17, 2012, there were approximately 328 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

 The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the "Plan"). All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2011, the Plan purchased 1,724 shares of our common stock on behalf of the participants at an average price of $47.36 per share, for an aggregate amount of $81.6 thousand, and sold 4,264 shares of our Common Stock on behalf of the participants at an average price of $50.58 per share, for an aggregate amount of $215.7 thousand. At December 31, 2011, the Plan owned 25,706 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

 The following table summarizes the Company's purchases of its securities for the quarter ended December 31, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

10/1 - 10/31/11	—	$—	—	4,060,943
11/1 - 11/30/11	288,854	47.84	288,854	3,772,089
12/1 - 12/31/11	181,965	50.21	181,965	3,590,124
Total	470,819	$48.76	470,819	3,590,124

        The Company announced a new repurchase program on July 19, 2011. There is no expiration date for this repurchase program.

10 /ATR

2011 Form 10-K

SHARE PERFORMANCE

 The following graph shows a five year comparison of the cumulative total stockholder return on AptarGroup's common stock as compared to the cumulative total return of two other indexes: the Value Line Packaging & Container Industry Group ("Peer Group") and the Standard & Poor's 500 Composite Stock Price Index. The companies included in the Peer Group are: AptarGroup, Inc., Ball Corporation, Bemis Company, Inc., CLARCOR Inc., Crown Holdings, Inc., Greif, Inc., MeadWestvaco, Owen's-Illinois, Inc., Packaging Corporation of America, Rock-Tenn Company, Sealed Air Corporation, Silgan Holdings, Inc., and Sonoco Products Company. Changes in the Peer Group from year to year result from companies being added to or deleted from the Value Line Packaging & Container Industry Group. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

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

11 /ATR

2011 Form 10-K

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Years Ended December 31,	2011	2010	2009	2008	2007

Statement of Income Data:
Net Sales	$2,337.2	$2,076.7	$1,841.6	$2,071.7	$1,892.2
Cost of Sales (exclusive of depreciation shown below) (1)	1,568.3	1,378.8	1,225.7	1,411.3	1,283.8
% of Net Sales	67.1%	66.4%	66.6%	68.1%	67.9%
Selling, Research & Development and Administrative (2)	347.6	296.9	276.9	295.1	272.1
% of Net Sales	14.9%	14.3%	15.0%	14.2%	14.4%
Depreciation and Amortization	134.2	133.0	133.0	131.1	123.5
% of Net Sales	5.7%	6.4%	7.2%	6.3%	6.5%
Facilities consolidation and severance	(0.1)	0.1	7.6	—	—
% of Net Sales	—	—	0.4%	—	—
Operating Income	287.1	268.0	198.4	234.2	212.9
% of Net Sales	12.3%	12.9%	10.8%	11.3%	11.3%
Income from Continuing Operations (3)	183.6	173.6	124.6	153.5	139.5
% of Net Sales	7.9%	8.4%	6.8%	7.4%	7.4%
Income from Discontinued Operations Net of Tax	—	—	—	—	2.2
% of Net Sales	—	—	—	—	0.1%
Net Income Attributable to AptarGroup, Inc. (3)	183.7	173.5	124.6	153.5	141.7
% of Net Sales	7.9%	8.4%	6.8%	7.4%	7.5%
Net Income Attributable to AptarGroup, Inc. per Common Share (Basic):
Continuing Operations (4)	$2.76	$2.58	$1.84	$2.26	$2.03
Discontinued Operations (4)	—	—	—	—	.03
Net Income Attributable to AptarGroup, Inc. per Common Share (Basic)	2.76	2.58	1.84	2.26	2.06
Net Income Attributable to AptarGroup, Inc. per Common Share (Diluted):
Continuing Operations (4)	2.65	2.48	1.79	2.18	1.95
Discontinued Operations (4)	—	—	—	—	.03
Net Income Attributable to AptarGroup, Inc. per Common Share (Diluted)	2.65	2.48	1.79	2.18	1.98
Balance Sheet and Other Data:
Capital Expenditures	$179.7	$118.8	$144.9	$203.6	$137.9
Total Assets	2,159.3	2,032.7	1,956.2	1,831.8	1,911.9
Long-Term Obligations	254.9	258.8	209.6	226.9	146.7
Net Debt (5)	61.0	(22.1)	5.0	99.4	49.1
AptarGroup, Inc. Stockholders' Equity	1,289.8	1,278.9	1,252.8	1,131.0	1,119.0
Capital Expenditures % of Net Sales	7.7%	5.7%	7.9%	9.8%	7.3%
Interest Bearing Debt to Total Capitalization (6)	25.4%	21.7%	21.2%	20.4%	24.5%
Net Debt to Net Capitalization (7)	4.5%	(1.8%)	0.4%	8.1%	4.2%
Cash Dividends Declared per Common Share	.8	0.6	6.6	0.5	6.5	0
(1)
Cost of Sales includes Redeployment Program costs of $1.6 million in 2007.
(2)
Selling, Research & Development and Administrative includes a French R&D credit of $5.3, $5.9, $6.7, $5.7 and $2.1 million in 2011, 2010, 2009, 2008 and 2007, respectively.
(3)
Net Income includes a charge for Redeployment Program costs of $1.1 million in 2007.
(4)
Net Income per basic and diluted common share includes the negative effects of $0.02 for Redeployment Program costs in 2007.
(5)
Net Debt is interest bearing debt less cash and cash equivalents.
(6)
Total Capitalization is AptarGroup, Inc. Stockholders' Equity plus Interest Bearing Debt.
(7)
Net Capitalization is AptarGroup, Inc. Stockholders' Equity plus Net Debt.

12 /ATR

2011 Form 10-K

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, expect per share amounts or otherwise indicated)

 The objective of the following Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition ("MD&A") is to help the reader understand the financial performance of AptarGroup, Inc. MD&A is presented in eight sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Overview of Contractual Obligations, Critical Accounting Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our consolidated financial statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Report on Form 10-K.

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

        Fiscal 2011 was a record year for AptarGroup in terms of sales and earnings. Each business segment reported sales growth over the prior year and two of our three segments reported increases in segment income over the prior year. We entered new market categories, made investments in our future, expanded our global presence and ended the year with a strong balance sheet. We were also able to return value to our shareholders through the repurchase of common stock and increasing quarterly dividends by 22%.

2011 HIGHLIGHTS

•
Sales increased 13% before currency effects to an annual record of $2.3 billion.
•
Each segment reported sales growth over the prior year.
•
We reported record annual operating income of $287.1 million.
•
We reported record earnings per share of $2.65.
•
We entered new market categories such as concentrated water flavoring and eye lubrication.
•
We invested in our future by:
•
Purchasing and retro-fitting a facility in the U.S. to support our growing Food + Beverage segment.
•
Acquiring a leading provider of injection molded dispensing closures in India to serve our local and multinational customers in the personal care market.
•
Constructing a clean-room facility in India to serve our Indian pharmaceutical customers as they grow in India and abroad with manufacturing to start in 2012.
•
Upgrading and expanding our capacity in regions such as Brazil, China, Mexico and Russia.
•
Entering the auto-injector category through the acquisition of a minority interest in a start-up medical device company.
•
We spent approximately $102.6 million to repurchase 2.1 million shares of our common stock.
•
We made dividend payments to our shareholders totaling approximately $53.3 million.

13 /ATR

2011 Form 10-K

RESULTS OF OPERATIONS

 The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2011		2010		2009
	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales

Net sales	$2,337,183	100.0%	$2,076,719	100.0%	$1,841,616	100.0%
Cost of sales (exclusive of depreciation shown below)	1,568,286	67.1	1,378,792	66.4	1,225,670	66.6
Selling, research & development and administrative	347,629	14.9	296,861	14.3	276,989	15.0
Depreciation and amortization	134,243	5.7	132,959	6.4	133,013	7.2
Facilities consolidation and severance	(71)	—	93	—	7,563	0.4

Operating income	287,096	12.3	268,014	12.9	198,381	10.8
Other expense	(12,154)	(0.5)	(13,629)	(0.7)	(14,323)	(0.8)

Income before income taxes	274,942	11.8	254,385	12.2%	184,058	10.0%

Net Income	183,630	7.9	173,589	8.4%	124,597	6.8%

Effective tax rate	33.2%		31.8%		32.3%

NET SALES

 Reported net sales increased 13% in 2011 to $2.3 billion compared to $2.1 billion recorded in 2010. The U.S. dollar weakened against several currencies including the Euro (our primary foreign currency exposure) in 2011 compared to 2010, and as a result, changes in exchange rates positively impacted sales by approximately 4%. The 9% core sales growth was due to strong demand for our innovative dispensing systems across each of our business segments.

        In 2010, reported net sales increased approximately 13% to $2.1 billion compared to $1.8 billion recorded in 2009. The U.S. dollar strengthened against several currencies including the Euro (our primary foreign currency exposure) in 2010 compared to 2009, and as a result, changes in exchange rates negatively impacted sales by approximately 1%. The 14% core sales growth was due primarily to the recovery in demand, particularly from our Beauty + Home and Food + Beverage customers. Also, our Pharma segment posted a solid year of growth.

        For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

        The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2011	% of Total	2009	% of Total	2010	% of Total

Domestic	$636,060	27%	$594,467	29%	$519,671	28%
Europe	1,340,036	57%	1,191,039	57%	1,073,035	58%
Other Foreign	361,087	16%	291,213	14%	248,910	14%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

 Our cost of sales as a percentage of net sales increased in 2011 to 67.1% compared to 66.4% in 2010:

The following factors negatively impacted our cost of sales percentage in 2011:

 Increased Raw Material Costs.    Raw material costs, primarily the cost of plastic resin, increased in 2011 compared to 2010. While the majority of resin cost increases are passed along to our customers in our selling prices, we typically experience a lag in the timing of passing on these cost increases. Other material costs also increased such as the cost of aluminum, steel and rubber.

 Increased Sales of Custom Tooling.    Sales of custom tooling increased $12.9 million in 2011 compared to 2010. Traditionally, sales of custom tooling generate lower margins than our regular product sales and thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

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

14 /ATR

2011 Form 10-K

 Last in First Out ("LIFO") Inventory Valuation.    Some of our U.S. operations use LIFO as their inventory valuation method. As some material costs, mainly resins, increased during the year, the increase to the LIFO reserve in 2011 was approximately $1.7 million, thus negatively impacting our cost of sales percentage in 2011.

The following factor positively impacted our cost of sales percentage in 2011:

 Mix of Products Sold.    Compared to the prior year, our Pharma segment sales represented a higher percentage of our overall sales. This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall company average.

In 2010, our cost of sales as a percentage of net sales decreased to 66.4% compared to 66.6% in 2009.

The following factors positively impacted our cost of sales percentage in 2010:

 Improved Utilization of Overhead Costs in Certain Operations.    Several of our operations, especially within the Beauty + Home business segment, saw an increase in unit volumes produced and sold. As a result of these higher production levels, overhead costs were better utilized, thus positively impacting cost of goods sold as a percentage of net sales.

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

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

 Our Selling, Research & Development and Administrative expenses ("SG&A") increased approximately 17% or $50.8 million in 2011. On a constant currency basis, the increase was approximately $39.6 million for the year. The increase was primarily due to higher compensation expenses (including salary and wage inflation and additional personnel associated with our realigned market-focused organization) and higher professional fees. SG&A as a percentage of net sales increased to 14.9% compared to 14.3% of net sales in the same period of the prior year primarily due to the items noted above.

        In 2010, our SG&A increased approximately 7% or $19.9 million compared to 2009. The majority of the increase is due to compensation and professional fee increases partially offset by changes in currency rates of approximately $2.6 million. SG&A as a percentage of net sales decreased to 14.3% compared to 15.0% of net sales in the same period of the prior year primarily due to sales growing at a faster rate than the SG&A.

DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expense increased approximately 1% or $1.3 million in 2011. On a constant currency basis, depreciation and amortization decreased $3.7 million primarily due to lapsing of certain software and patent related costs. Depreciation and amortization expense decreased to 5.7% of net sales in 2011 compared to 6.4% in 2010 primarily due to the strong increase in sales in 2011.

        In 2010, depreciation and amortization expense was unchanged compared to the prior year at $133.0 million. The 2010 expense increased by approximately $3.2 million excluding changes in currency rates. The majority of the increase is related to the roll-out of our new global enterprise resource planning system, which was first placed into service during the third quarter of 2009. Depreciation and amortization expense decreased to 6.4% of net sales in 2010 compared to 7.2% in 2009 primarily due to the strong increase in sales in 2010.

FACILITIES CONSOLIDATION AND SEVERANCE EXPENSE

 In 2009, we had recognized expense of $7.6 million (0.4% of sales) related to the consolidation of several facilities and headcount reductions. 2011 and 2010 expenses were not significant. The cumulative total amount since the program was initiated during the second quarter of 2009 is $7.6 million.

15 /ATR

2011 Form 10-K

OPERATING INCOME

 Operating income increased approximately $19.1 million or 7% to a record $287.1 million in 2011 on the strong increases in sales volumes at each segment. Operating income as a percentage of sales decreased to 12.3% in 2011 compared to 12.9% in 2010 mainly due to the higher percentage of cost of sales and SG&A cost compared to prior year as discussed above.

        In 2010, operating income increased approximately $69.6 million or 35% to $268.0 million. The increase is primarily due to the increase in sales of our products, particularly in the Beauty + Home segment, improved overhead absorption in 2010 and the lack of the facilities consolidation and severance expenses compared to the prior year. Operating income as a percentage of sales increased to 12.9% in 2010 compared to 10.8% in 2009 primarily for the same reasons.

NET OTHER EXPENSES

 Net other expenses in 2011 decreased to $12.2 million compared to $13.6 million in 2010 due primarily to lower foreign currency losses of $2.1 million. A $2.9 million increase in interest expense was mostly offset by an increase in interest income of $2.5 million.

        In 2010, net other expenses decreased to $13.6 million compared to $14.3 million in 2009 principally reflecting $2.1 million of lower interest expense primarily due to lower interest rates on borrowings in 2010 compared to 2009.

EFFECTIVE TAX RATE

 The reported effective tax rate on net income for 2011 and 2010 was 33.2% and 31.8%, respectively. The higher tax rate for 2011 is primarily due to a 5% income tax surcharge enacted in France.

        The reported effective tax rate on net income for 2010 and 2009 was 31.8% and 32.3%, respectively. The lower tax rate for 2010 is primarily due to the mix of income earned by country and additional tax benefits in Brazil related to claims filed under a program intended to encourage equity funding of Brazilian entities.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

 We reported net income of $183.7 million in 2011 compared to $173.5 million reported in 2010 and $124.6 million reported in 2009.

BEAUTY + HOME SEGMENT

Years Ended December 31,	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009

Net Sales	$1,516,305	$1,380,065	$1,193,175	9.9%	15.7%
Segment Income (1)	130,888	132,172	68,230	(1.0)	93.7
Segment Income as a percentage of Net Sales	8.6%	9.6%	5.7%
(1)
Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 16 to the Consolidated Financial Statements in Item 8.

Net sales increased approximately 10% in 2011 to $1.5 billion compared to $1.4 billion in 2010. The weakening U.S. dollar compared to the Euro positively impacted sales by 4% while the impact from acquisitions was not significant. Excluding changes in exchange rates, sales increased 6% from the prior year, of which 1% came from increased tooling sales. Sales of our products, excluding foreign currency changes, to the fragrance/cosmetic, personal care and household markets increased approximately 6%, 4% and 10%, respectively, in 2011 compared to 2010. We experienced increased demand in the fragrance/cosmetic and personal care markets in Europe, Latin America and Asia, which offset some softness in the U.S. While a smaller part of our business, demand from the household markets increased in all regions.

        In 2010, net sales increased approximately 16% to $1.4 billion compared to $1.2 billion in 2009. The strengthening U.S. dollar compared to the Euro negatively impacted sales by 2% while acquisitions were immaterial. The 18% core sales increase was due mainly to improvements in our fragrance/cosmetic and household markets. Sales excluding changes in exchange rates of our products to the fragrance/cosmetic and personal care markets increased approximately 22% and 5%, respectively, in 2010 due to general market improvement as well as the lack of customer inventory destocking that occurred in 2009.

        Segment income for 2011 decreased approximately 1% to $130.9 million from $132.2 million reported in 2010. Acquisitions did not materially impact segment income during the year. Profitability decreased primarily due to increased raw material costs, underutilized capacity, increased legal and consulting fees, and higher tooling sales which typically carry lower margins than normal product sales.

        In 2010, segment income increased approximately 94% to $132.2 million compared to $68.2 million reported in 2009. Acquisitions did not materially impact segment income during the year. The increase in segment income is due primarily to

16 /ATR

2011 Form 10-K

higher sales, and as a result, better capacity utilization in addition to cost containment efforts. Segment income for 2009 includes a $4.0 million charge for consolidation/severance expenses. Excluding this charge, Beauty + Home segment income increased 83% or $59.9 million in 2010 compared to 2009.

PHARMA SEGMENT

Years Ended December 31,	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009

Net Sales	$553,930	$476,247	$450,966	16.3%	5.6%
Segment Income	164,390	134,531	128,006	22.2	5.1
Segment Income as a percentage of Net Sales	29.7%	28.2%	28.4%

Net sales to the Pharma segment increased 16% in 2011 to $553.9 million compared to $476.2 million in 2010. The weakening U.S. dollar compared to the Euro positively impacted sales by 6%. Excluding changes in exchange rates, sales still increased 10% in 2011 compared to the same period of the prior year. Sales excluding foreign currency changes to the prescription market and consumer healthcare markets increased 5% and 23%, respectively. Sales to the prescription market increased primarily due to the strength of our nasal allergy pumps sold in the U.S. market to pharmaceutical companies offering generic allergy formulations. For consumer healthcare, we experienced increased demand in Eastern Europe for over the counter symptomatic relief treatments such as nasal decongestant.

        In 2010, net sales to the Pharma segment increased 6% to $476.2 million compared to $451.0 million in 2009. The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 3%. Excluding changes in exchange rates, sales increased 9% in 2010 compared to the same period of the prior year. Stronger metered dose inhaler ("MDI") valve sales to developing markets and pump unit sales to the generic markets contributed to the increase. We also benefitted from higher custom tooling sales.

        Segment income increased 22% to $164.4 million in 2011 compared to $134.5 million in 2010. Segment income grew faster than sales primarily due to product mix which included increased nasal pump sales to the generic allergy market compared to the prior year.

        In 2010, segment income increased 5% to $134.5 million compared to $128.0 million in 2009. This increase is mainly attributed to the increase in sales.

FOOD + BEVERAGE SEGMENT

Years Ended December 31,	2011	2010	2009	% Change 2011 vs. 2010	% Change 2010 vs. 2009

Net Sales	$266,948	$220,402	$197,473	21.1%	11.6%
Segment Income	27,802	27,796	27,540	—	0.9
Segment Income as a percentage of Net Sales	10.4%	12.6%	13.9%

Net sales to the Food + Beverage segment increased by approximately 21% in 2011 to $266.9 million compared to $220.4 million in 2010. The weakening U.S. dollar compared to the Euro positively impacted sales by approximately 3%. Therefore sales, excluding changes in foreign currency rates, increased 18%. Tooling sales represented 6% of this increase. Sales excluding foreign currency changes to the food market increased 4% while the beverage markets increased approximately 66% (of which 23% relates to increased tooling sales). Demand for our food dispensing closures increased due to stronger demand in the U.S. and Europe. Demand for our dispensing closures to the beverage market increased due to sales of our dispensing closures used on bottled water in Asia and the water flavoring products in the U.S.

        Net sales to the Food + Beverage segment increased by approximately 12% in 2010 to $220.4 million compared to $197.5 million in 2010. The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 1%. Therefore sales, excluding changes in foreign currency rates, increased 13% due to strong demand across all regions and markets.

        Segment income was flat at $27.8 million in 2011 compared to 2010. Segment income growth in 2011 was restrained by higher input costs, including raw materials, higher personnel costs related to this new segment, as well as start-up costs associated with our new U.S. facility.

        In 2010, segment income increased 1% to $27.8 million compared to $27.5 million reported in 2009. This increase in sales was offset by costs to establish this new segment.

17 /ATR

2011 Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity are cash flows provided by our operations and our revolving credit facility. Cash and equivalents increased to $377.6 million at the end of 2011 from $376.4 million at the end of 2010. Total short and long-term interest bearing debt increased to $438.6 million at the end of 2011 from $354.3 million at the end of 2010. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders' Equity plus Net Debt) increased to 4.5% compared to (1.8%) as of December 31, 2010.

        In 2011, our operations provided $261.0 million in cash flow. This compares with $278.7 million in 2010 and $279.8 million in 2009. The decrease in cash flow from operations in 2011 relates to a stronger increase in working capital in 2011 compared to 2010 because of an increase in prepaid customer tooling projects and a decrease in accounts payable.

        We used $195.8 million in cash for investing activities during 2011, compared to $121.0 million during 2010 and $151.1 million in 2009. This increase in cash used for investing activities in 2011 is primarily due to increased capital expenditures of approximately $61 million as we invested more than $45 million in facilities expansion in the U.S., India, Russia and Latin America and due to the carryover of projects from 2010 into 2011. In addition, $15 million more cash was spent for acquisition of businesses in 2011 compared to 2010. In 2011, we purchased an injection molding operation in India, and a minority interest in a medical device company in the U.K.

        Comparing 2010 to 2009, capital expenditures decreased approximately $26 million primarily due to the timing and delay of new projects into 2011. Each year we invest in property, plant and equipment primarily for new products, capacity increases, product line extensions and maintenance of business. We estimate that we will spend approximately $160 million (assuming current exchange rates) on capital expenditures in 2012.

        Our net cash used for financing activities was $28.5 million compared to $79.6 million in 2010 and $13.2 million in 2009. The decrease in cash used for financing activities was primarily due to an increase in our borrowing under our revolving credit facility which was used in part to fund our increased dividend payments and the increase in the amount spent on share repurchases. In 2010, we refinanced some of our short term variable rate debt with a $100 million fixed rate private placement debt. $16 million of the private placement debt has a five year maturity and a fixed interest rate of 2.33% while the remaining $84 million matures in ten years and carries a 3.78% fixed interest rate.

        On January 31, 2012, we entered into a new revolving credit facility that provides for unsecured financing of up to $300 million. This new facility matures on January 31, 2017 and replaces a previously existing $200 million unsecured financing facility that would have matured in 2012 and was cancelled without any early termination penalty on January 31, 2012. We initially drew $185 million in borrowings from the new credit facility, of which $165 was used to repay in full the outstanding obligations under the previous credit facility. At December 31, 2011, approximately $165 million had been borrowed under the previous credit facility. Each borrowing under the new credit facility will bear interest at rates based on LIBOR, prime and other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup's consolidated leverage ratio. Based on the balance outstanding at year end, we would incur additional interest and fees related to the new credit facility of approximately $1.7 million in 2012 compared to the interest and fees paid in 2011 under the previous credit facility. The representations, covenants and events of default in the new credit facility are substantially similar to the representations, covenants and events of default contained in the previous credit facility.

        Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2011
Debt to total capital ratio	Maximum of 55%	25.4%

        Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.1 billion before the 55% requirement was exceeded.

        Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $377.6 million in cash and equivalents is located outside of the U.S. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds.

        We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations as our primary source of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives. Other uses of liquidity include paying dividends to shareholders and repurchasing shares of our common stock. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to

18 /ATR

2011 Form 10-K

restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

 Below is a table of our outstanding contractual obligations and future payments as of December 31, 2011:

Payment Due by Period	Total	2012	2013-2014	2015-2016	2017 and After

Long-term debt (1)	$255,654	$3,411	$26,523	$66,720	$159,000
Capital lease obligations (1)	3,372	705	842	889	936
Operating leases	47,729	14,549	17,111	8,923	7,146
Interest obligations (2)	78,289	13,627	23,428	20,959	20,275
Required minimum pension contribution (3)	—	—	—	—	—
Other liabilities reflected on the balance sheet under GAAP (4)	20	20	—	—	—

Total Contractual Obligations	$385,064	$32,312	$67,904	$97,491	$187,357

(1)
The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)
Approximately 41% of our total interest bearing debt has variable interest rates. Using our long-term variable rate debt outstanding as of December 31, 2011 of approximately $5.1 million at an average rate of approximately 8.9%, we included approximately $0.5 million of variable interest rate obligations in 2012. No variable interest rate obligations were included in subsequent years.
(3)
This line represents the required minimum pension contribution obligation for the Company's U.S. plans. At this time, the Company is not required to make a contribution. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2012 and future years. Therefore amounts related to these plans are not included in the preceding table.
(4)
Amount included represents the current portion of the liability for uncertain tax positions. Aside from deferred income taxes, we have approximately $67.6 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 8 to the Consolidated Financial Statements and a long-term liability for uncertain tax positions described in Note 5 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

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

19 /ATR

2011 Form 10-K

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

        As discussed in Note 3 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $233.7 million is shown on our balance sheet as of December 31, 2011.

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

        In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a projection of cash flows is made based upon expected sales growth rates and fixed asset and working capital requirements based upon historical needs. Starting with our 2012 budget figures we have used sales growth rates of 5% for both the Pharma and Beauty + Home reporting segments while the Food + Beverage reporting segment is expected to grow at a rate of 15%. We have assumed that operating income will grow by 8% for the Beauty + Home reporting segment and 16% for the Food + Beverage segment while the Pharma segment operating income growth rate used was the same as the sales growth rate. Capital expenditures, working capital needs, and taxes and depreciation are based on historical trends and what is necessary to support the business in the future. We forecast our cash flows for 4 years and use a terminal value growth rate of 3%. A discounted cash flow model is used to discount the future cash flows back to the present using our weighted-average cost of capital as the discount rate. Our weighted average cost of capital calculation takes into consideration market risk premiums in the current equity and debt markets supplied by third party sources. We perform one calculation using our current debt to equity ratio. Due to our strong balance sheet and low debt levels, our weighted average cost of capital is 7.7%, which is a higher rate than if we used our targeted debt to equity ratio. We have used the same weighted average cost of capital for all our reporting segments. This fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using AptarGroup's overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.

        The $233.7 million of goodwill is reported in three reporting units. Approximately $37.0 million of the goodwill is allocated to the Pharma reporting unit, $179.1 million is allocated to the Beauty + Home reporting unit and $17.6 million is allocated to the Food + Beverage reporting unit. Two of the three reporting units have fair values, which significantly exceed their carrying values. The Food + Beverage reporting unit contains approximately $17.6 million of the total $233.7 million in goodwill and has the smallest excess of fair value over carrying value of the three reporting units.

        We believe our assumptions used in discounting future cash flows are appropriate. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for the Food + Beverage reporting unit had been 46% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill. The excess of the approximately $17.6 million in carrying value of goodwill over the "implied value" of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $17.6 million of goodwill would be at risk for impairment. A full $17.6 million impairment loss would have reduced Total Assets as of December 31, 2011 by approximately 1% and would have reduced Income Before Income Taxes in 2011 by approximately 6%.

        If we had been required to recognize an impairment loss of the full $17.6 million, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such impairment loss, we would have been within the terms of our debt covenants.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

 We record an allowance for doubtful accounts as an estimate of the inability of our customers to make their required payments. We determine the amount of our allowance for doubtful accounts by looking at a variety of factors. First, we examine an aging report of the accounts receivable in each entity within the Company. The aging report lists past due amounts according to invoice terms. In addition, we consider the current economic environment, the credit rating of the customers and general overall market conditions. In some countries we maintain credit insurance, which can be used in certain cases of non-payment.

20 /ATR

2011 Form 10-K

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

        When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2011, we added approximately $1.6 million to the allowance for doubtful accounts and we wrote off doubtful accounts of $2.0 million. Please refer to Schedule II—Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.

        We had approximately $389.0 million in net accounts receivable at December 31, 2011. At December 31, 2011, we had approximately $8.3 million recorded in the allowance for doubtful accounts to cover all potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $20 million. An additional loss of $20 million would reduce our Total Assets as of December 31, 2011 by approximately 1% and would have reduced Income Before Income Taxes by approximately 7%.

        If we had been required to recognize an additional $20 million in bad debt expense, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such additional expense, we would have been within the terms of our debt covenants.

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

        The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (Citigroup Pension Index Curve). At December 31, 2011, the discount rates for our domestic and foreign plans were 4.40% and 5.10%, respectively.

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

        To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $29.9 million increase in the PBO ($23.4 million for the domestic plans and $6.5 million for the foreign plans) and a $3.5 million increase in net periodic benefit cost ($3.0 million for the domestic plans and $0.5 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders' Equity. The estimated effect of a 1% increase in each discount rate would be a $23.6 million decrease in the PBO ($18.2 million for the domestic plans and $5.4 million for the foreign plans) and a $2.8 million decrease in net periodic benefit cost ($2.4 million for the domestic plans and $0.4 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Stockholders' Equity.

        The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 60% was invested in equities, 32% was invested in fixed income securities and 8% was invested in infrastructure securities at December 31, 2011. Of foreign plan assets, approximately 73% was invested in investment funds, 12% was invested in fixed income securities and 15% was invested in a money market fund at December 31, 2011.

        The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year's net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a

21 /ATR

2011 Form 10-K

period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $1.1 million increase (or decrease) in net periodic benefit cost.

        The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $3.0 million decrease in the PBO ($1.2 million for the domestic plans and $1.8 million for the foreign plans) and a $0.5 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $3.3 million increase in the PBO ($1.3 million for the domestic plans and $1.9 million for the foreign plans) and a $0.7 million increase to the net periodic benefit cost.

        Our primary pension related assumptions as of December 31, 2011 and 2010 were as follows:

Actuarial Assumptions as of December 31,	2011	2010

Discount rate:
Domestic plans	4.40%	5.40%
Foreign plans	5.10%	5.15%
Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	3.83%	4.40%
Rate of compensation increase:
Domestic plans	4.00%	4.00%
Foreign plans	3.00%	3.00%

        In order to determine the 2012 net periodic benefit cost, the Company expects to use the December 31, 2011 discount rates, rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets. The estimated impact of the changes to the assumptions as noted in the table above on our 2012 net periodic benefit cost is expected to be an increase of $3.0 million.

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

        For 2011, expense related to share-based compensation was $13.7 million and represented approximately $0.14 per diluted share. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a one year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.5 million. On the contrary, a one year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.5 million. In addition, changes in the stock price at the date of the grant would impact our share-based compensation expense. For example, a $5 decrease in the stock price would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.9 million. On the contrary, a $5 increase in the stock price would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.9 million.

OPERATIONS OUTLOOK

 In 2012, we expect a challenging business environment because of uncertainties surrounding economic conditions, fluctuating currency rates, inflation rates in certain of our developing regions and potentially higher input costs. Nevertheless, we expect our investments in new and upgraded facilities and new product offerings in each of our business segments to contribute to our growth.

22 /ATR

2011 Form 10-K

        As we look to the first quarter of 2012, we are up against difficult comparisons to the prior year due to our strong results in 2011 and the currency exchange rate environment is expected to be dilutive compared to the prior year. We also expect that certain customers will remain cautious into the first quarter.

        We are anticipating diluted earnings per share for the first quarter of 2012 to be in the range of $.60 to $.65 per share compared to a first quarter record $.64 per share reported in the first quarter of 2011.

FORWARD-LOOKING STATEMENTS

 Certain statements in Management's Discussion and Analysis and other sections of this Form 10-K are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Liquidity and Capital Resources, Off Balance Sheet Arrangements, Overview of Contractual Obligations, and Operations Outlook sections of this Form 10-K. Words such as "expects," "anticipates," "believes," "estimates," and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

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
•
volatility of global credit markets;
•
cybersecurity threats that could impact our networks and reporting systems;
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
•
changing regulations or market conditions regarding environmental sustainability;
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

2011 Form 10-K

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

        The table below provides information, as of December 31, 2011, about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2012 with the exception of a few contracts on intercompany loans that expire in the third quarter of 2013.

In thousands

Year Ended December 31, 2011 Buy/Sell	Contract Amount	Average Contractual Exchange Rate	Min/Max Notional Volumes

Euro/U.S. Dollar	$191,143	1.3481	3,957-196,019
Swiss Franc/Euro	34,545	0.8158	30,429-44,994
British Pound/Euro	12,081	1.1912	396-17,910
U.S. Dollar/Euro	10,061	0.7690	35-10,061
Czech Koruna/Euro	8,665	0.0391	8,665-14,741
Euro/Mexican Peso	6,149	18.2827	4,430-10,795
Euro/Swiss Franc	4,032	1.2199	313-25,878
Euro/Brazilian Real	2,765	5.2917	2,765-4,885
Mexican Peso/U.S. Dollar	1,600	0.0709	800-1,600
Chinese Yuan/U.S. Dollar	1,456	0.1576	270-3,000
Euro/Chinese Yuan	1,268	8.6831	425-2,369
Euro/Czech Koruna	1,262	25.6450	60-5,177
Euro/British Pound	1,249	0.8383	148-9,488
Swiss Franc/U.S. Dollar	1,183	1.0617	263-1,183
Other	3,018

Total	$280,477

        As of December 31, 2011, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.5 million in prepayments and other, $8.7 million in accounts payable and accrued liabilities and $2.0 million in deferred and other non-current liabilities in the balance sheet.

        The Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt until May 31, 2011. Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount. On May 31, 2011, this interest rate swap contract matured and was not renewed. No gain or loss was recorded in the income statement in 2011, 2010 or 2009 as any hedge ineffectiveness for the periods was immaterial.

        As of December 31, 2011, the Company had one foreign currency cash flow hedge. A French subsidiary of AptarGroup has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.7 million) as of December 31, 2011. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 2.7 million Brazilian Real ($1.6 million) as of December 31, 2010. During the year ended December 31, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. Generally, our foreign currency forward contracts hedge forecasted transactions for approximately three months.

24 /ATR

2011 Form 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2011	2010	2009

Net Sales	$2,337,183	$2,076,719	$1,841,616

Operating Expenses:
Cost of sales (exclusive of depreciation shown below)	1,568,286	1,378,792	1,225,670
Selling, research & development and administrative	347,629	296,861	276,989
Depreciation and amortization	134,243	132,959	133,013
Facilities consolidation and severance	(71)	93	7,563

	2,050,087	1,808,705	1,643,235

Operating Income	287,096	268,014	198,381

Other Income (Expense):
Interest expense	(17,300)	(14,371)	(16,485)
Interest income	5,722	3,248	3,333
Equity in results of affiliates	(17)	15	164
Miscellaneous, net	(559)	(2,521)	(1,335)

	(12,154)	(13,629)	(14,323)

Income Before Income Taxes	274,942	254,385	184,058
Provision For Income Taxes	91,312	80,796	59,461

Net Income	$183,630	$173,589	$124,597

Net Loss (Income) Attributable to Noncontrolling interests	53	(108)	26

Net Income Attributable to AptarGroup, Inc.	$183,683	$173,481	$124,623

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$2.76	$2.58	$1.84

Diluted	$2.65	$2.48	$1.79

See accompanying notes to consolidated financial statements.

25 /ATR

2011 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2011	2010
Assets
Current Assets:
Cash and equivalents	$377,616	$376,427
Accounts and notes receivable, less allowance for doubtful accounts of $8,257 in 2011 and $8,560 in 2010	389,020	357,110
Inventories	285,155	272,255
Prepayments and other	92,159	58,191

	1,143,950	1,063,983

Property, Plant and Equipment:
Buildings and improvements	342,146	316,415
Machinery and equipment	1,687,521	1,621,475

	2,029,667	1,937,890
Less: Accumulated depreciation	(1,295,185)	(1,231,557)

	734,482	706,333
Land	20,233	18,651

	754,715	724,984

Other Assets:
Investments in affiliates	3,812	853
Goodwill	233,689	227,029
Intangible assets	4,374	5,242
Miscellaneous	18,755	10,627

	260,630	243,751

Total Assets	$2,159,295	$2,032,718

See accompanying notes to consolidated financial statements.

26 /ATR

2011 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2011	2010
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable	$179,552	$45,440
Current maturities of long-term obligations	4,116	50,126
Accounts payable and accrued liabilities	335,181	327,756

	518,849	423,322

Long-Term Obligations	254,910	258,773

Deferred Liabilities and Other:
Deferred income taxes	27,390	22,134
Retirement and deferred compensation plans	58,930	39,362
Deferred and other non-current liabilities	8,644	9,353
Commitments and contingencies	—	—

	94,964	70,849

Stockholders' Equity:
AptarGroup, Inc. stockholders' equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized, and 82.8 and 81.8 million issued at 2011 and 2010, respectively	827	817
Capital in excess of par value	364,855	318,346
Retained earnings	1,409,388	1,279,013
Accumulated other comprehensive income	60,318	123,766
Less: Treasury stock at cost, 16.9 million and 15.0 million shares in 2011 and 2010, respectively	(545,612)	(443,019)

Total AptarGroup, Inc. Stockholders' Equity	1,289,776	1,278,923
Noncontrolling interests in subsidiaries	796	851

Total Stockholders' Equity	1,290,572	1,279,774

Total Liabilities and Stockholders' Equity	$2,159,295	$2,032,718

See accompanying notes to consolidated financial statements.

27 /ATR

2011 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years Ended December 31,	2011	2010	2009

Cash Flows from Operating Activities:
Net income	$183,630	$173,589	$124,597
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	132,048	129,339	127,709
Amortization	2,195	3,620	5,304
Stock option based compensation	13,753	11,215	9,761
Provision for bad debts	1,642	(252)	701
Facilities consolidation and severance expenses	(71)	93	4,435
Deferred income taxes	2,004	503	(1,329)
Defined benefit plan expense	10,908	8,622	9,031
Equity in results of affiliates in excess of cash distributions received	17	(15)	(164)
Changes in balance sheet items, excluding effects from foreign currency adjustments and impact of acquisition:
Accounts and other receivables	(44,997)	(50,143)	34,289
Inventories	(22,332)	(47,388)	21,768
Prepaid and other current assets	(34,252)	4,390	7,437
Accounts payable and accrued liabilities	5,342	59,054	(36,724)
Income taxes payable	(9,615)	9,306	(2,947)
Retirement and deferred compensation plan liabilities	9,747	(5,657)	(32,816)
Other changes, net	11,023	(17,581)	8,737

Net cash provided by operations	261,042	278,695	279,789

Cash Flows from Investing Activities:
Capital expenditures	(179,692)	(118,804)	(144,926)
Disposition of property and equipment	1,838	1,398	1,670
Intangible assets	—	(459)	(308)
Acquisition of business, net of cash acquired	(14,883)	(3,014)	(7,577)
Investment in unconsolidated affiliate	(3,145)	—	—
Notes receivable, net	59	(120)	77

Net cash used by investing activities	(195,823)	(120,999)	(151,064)

Cash Flows from Financing Activities:
Proceeds from notes payable	134,563	—	63,670
Repayments of notes payable	—	(57,860)	—
Proceeds from long-term obligations	10,773	101,618	9,626
Repayments of long-term obligations	(50,490)	(26,766)	(26,993)
Dividends paid	(53,308)	(44,485)	(40,604)
Proceeds from stock option exercises	26,078	28,820	9,227
Purchase of treasury stock	(102,595)	(86,473)	(29,971)
Excess tax benefit from exercise of stock options	6,433	5,555	1,859

Net cash used by financing activities	(28,546)	(79,591)	(13,186)

Effect of Exchange Rate Changes on Cash	(35,484)	(34,642)	25,353

Net increase in Cash and Equivalents	1,189	43,463	140,892
Cash and Equivalents at Beginning of Period	376,427	332,964	192,072

Cash and Equivalents at End of Period	$377,616	$376,427	$332,964

Supplemental Cash Flow Disclosure:
Interest paid	$17,120	$15,701	$17,538
Income taxes paid	79,367	77,101	60,931

See accompanying notes to consolidated financial statements.

28 /ATR

2011 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 Years Ended December 31, 2011, 2010 and 2009

In thousands

		AptarGroup, Inc. Stockholders' Equity
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance – December 31, 2008:		$1,065,998	$139,300	$801	$(329,285)	$254,216	$768	$1,131,798
Net income	$124,597	124,623					(26)	124,597
Foreign currency translation adjustments	44,978		44,929				49	44,978
Changes in unrecognized pension gains/losses and related amortization, net of tax	1,790		1,790					1,790
Changes in treasury locks, net of tax	80		80					80
Net gain on Derivatives, net of tax	—		—					—

Comprehensive income	$171,445

Stock option exercises & restricted stock vestings				5	2,708	18,255		20,968
Cash dividends declared on common stock		(40,604)						(40,604)
Treasury stock purchased					(29,971)			(29,971)

Balance – December 31, 2009:		$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636

Net income	$173,589	173,481					108	173,589
Foreign currency translation adjustments	(56,741)		(56,693)				(48)	(56,741)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(5,724)		(5,724)					(5,724)
Changes in treasury locks, net of tax	84		84					84
Net gain on Derivatives, net of tax	—		—

Comprehensive income	$111,208

Stock option exercises & restricted stock vestings				11	2	45,875		45,888
Cash dividends declared on common stock		(44,485)						(44,485)
Treasury stock purchased					(86,473)			(86,473)

Balance – December 31, 2010:		$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income	$183,630	183,683					(53)	183,630
Foreign currency translation adjustments	(47,411)		(47,436)				25	(47,411)
Changes in unrecognized pension gains/losses and related amortization, net of tax	(16,071)		(16,071)					(16,071)
Changes in treasury locks, net of tax	56		56					56
Net gain on Derivatives, net of tax	3		3					3

Comprehensive income	$120,207

Stock option exercises & restricted stock vestings				10	2	46,509		46,521
Cash dividends declared on common stock		(53,308)						(53,308)
Non-controlling interests distribution							(27)	(27)
Treasury stock purchased					(102,595)			(102,595)

Balance – December 31, 2011:		$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

See accompanying notes to consolidated financial statements.

29 /ATR

2011 Form 10-K

AptarGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Amounts in thousands unless otherwise indicated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

 We create dispensing solutions that enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market. The Company focuses on providing value-added packaging delivery systems to a variety of global consumer product marketers in the fragrance/cosmetic, personal care, pharmaceutical, household and food/beverage industries. The Company has manufacturing facilities located throughout the world including North America, Europe, Asia and South America.

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

        Effective at the beginning of fiscal year 2011, AptarGroup's new organizational structure consists of three market-focused lines of business which are Beauty + Home, Pharma and Food + Beverage. This new structure is a strategic step to become more closely aligned with our customers and the markets in which they operate. Prior period information has been conformed to the new reporting structure.

        As previously discussed in the AptarGroup Form 10-Q for the quarterly period ended March 31, 2011, the Company revised certain foreign currency cash flow effects that should not have been reported within cash flows from operating activities on the Consolidated Statements of Cash Flows. Accordingly, the Company changed the classification of these foreign currency effects to appropriately reflect such amounts within effect of exchange rate changes on cash within the Consolidated Statements of Cash Flows and has revised our Statement of Cash Flows for the years ended December 31, 2010 and 2009 presented herein.

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

CASH MANAGEMENT

 The Company considers all investments which are readily convertible to known amounts of cash with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

 Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The costs of certain domestic and foreign inventories are determined by using the last-in, first-out ("LIFO") method, while the remaining inventories are valued using the first-in, first-out ("FIFO") method.

INVESTMENTS IN AFFILIATED COMPANIES

 The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. There were no dividends received from affiliated companies in 2011, 2010 and 2009.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

 Management believes the excess purchase price over the fair value of the net assets acquired ("Goodwill") in purchase transactions has continuing value. Goodwill must be tested annually, or more frequently as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2011. The fair

30 /ATR

2011 Form 10-K

values of the reporting units exceeded the carrying values in 2011, 2010 and 2009 and, therefore, no impairment of goodwill was recorded in the three years.

IMPAIRMENT OF LONG-LIVED ASSETS

 Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its fair value. There were no such triggering events identified during 2011.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

 Derivative financial instruments are recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

RESEARCH & DEVELOPMENT EXPENSES

 Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $67.0 million, $51.4 million and $50.2 million in 2011, 2010 and 2009, respectively.

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

TRANSLATION OF FOREIGN CURRENCIES

 The functional currencies of all the Company's foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders' Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $1.5 million in 2011, a loss of $0.6 million in 2010, and a gain of $0.9 million in 2009.

STOCK BASED COMPENSATION

 Accounting standards require the application of the non-substantive vesting approach which means that an award is fully vested when the employee's retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. See Note 14 for more information.

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

31 /ATR

2011 Form 10-K

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In May 2011, the FASB amended the guidance on fair value measurement and disclosure requirements. The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards "IFRS". This guidance will be effective for the Company's fiscal year ending December 31, 2012 (including interim periods). The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

        In June 2011, the FASB amended the guidance for the presentation of comprehensive income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update will be effective for the Company's fiscal year ending December 31, 2012 (including interim periods). In December 2011, the FASB indefinitely deferred the guidance related to the presentation of reclassification adjustments out of other comprehensive income. The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

        In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company's fiscal year ending December 31, 2012, with early adoption permitted. The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

        Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 2 INVENTORIES

 At December 31, 2011 and 2010, approximately 21% and 20%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2011	2010

Raw materials	$116,751	$106,870
Work-in-process	69,676	67,591
Finished goods	105,095	102,423

Total	291,522	276,884
Less LIFO reserve	(6,367)	(4,629)

Total	$285,155	$272,255

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

 As previously discussed in Note 1, we have changed our segments to align with our new organization structure. Upon this change, we reassigned our goodwill based on relative fair value to our reporting units. This reassignment is reflected in the below table in our gross opening goodwill balance. The Company has also completed its annual analysis of the fair value of its reporting units as of December 31, 2011 using both a discounted cash flow analysis and market multiple approach, resulting in no impairment.

32 /ATR

2011 Form 10-K

        The changes in the carrying amount of goodwill for the year ended December 31, 2011, are as follows by reporting segment:

	Beauty + Home	Pharma	Food + Beverage	Corporate and Other	Total

Goodwill	$172,939	$39,100	$18,539	$1,615	$232,193
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2009	$172,939	$39,100	$18,539	$—	$230,578

Foreign currency exchange effects	(1,424)	(1,422)	(703)	—	(3,549)

Goodwill	$171,515	$37,678	$17,836	$1,615	$228,644
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2010	$171,515	$37,678	$17,836	$—	$227,029

Acquisition (See note 17)	10,938	—	—	—	10,938
Foreign currency exchange effects	(3,358)	(669)	(251)	—	(4,278)

Goodwill	$179,095	$37,009	$17,585	$1,615	$235,304
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2011	$179,095	$37,009	$17,585	$—	$233,689

        The table below shows a summary of intangible assets for the years ended December 31, 2011 and 2010.

		2011			2010
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortization intangible assets:
Patents	11	$19,030	$(17,962)	$1,068	$18,489	$(16,008)	$2,481
License agreements and other	3	23,840	(20,534)	3,306	25,345	(22,584)	2,761

Total intangible assets	7	$42,870	$(38,496)	$4,374	$43,834	$(38,592)	$5,242

        Aggregate amortization expense for the intangible assets above for the years ended December 31, 2011, 2010 and 2009 was $2,195, $3,620, and $5,304, respectively.

        Estimated amortization expense for the years ending December 31 is as follows:

2012	$809
2013	$695
2014	$802
2015	$317
2016	$841

        Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2011.

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 At December 31, 2011 and 2010, accounts payable and accrued liabilities consisted of the following:

	2011	2010

Accounts payable, principally trade	$108,973	$123,818
Accrued employee compensation costs	114,721	95,330
Unearned income	17,164	15,800
Other accrued liabilities	94,323	92,808

Total	$335,181	$327,756

33 /ATR

2011 Form 10-K

NOTE 5 INCOME TAXES

 Income from continuing operations before income taxes consists of:

Years Ended December 31,	2011	2010	2009

United States	$54,161	$43,485	$32,938
International	220,781	210,900	151,120

Total	$274,942	$254,385	$184,058

        The provision for income taxes from continuing operations is comprised of:

Years Ended December 31,	2011	2010	2009
Current:
U.S. Federal	$21,974	$24,371	$20,054
State/Local	1,008	(501)	1,182
International	66,326	56,423	39,554

	$89,308	$80,293	$60,790

Deferred:
U.S. Federal/State	$661	$(3,055)	$841
International	1,343	3,558	(2,170)

	$2,004	$503	$(1,329)

Total	$91,312	$80,796	$59,461

        The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2011, 2010 and 2009 to income before income taxes is as follows:

Years Ended December 31,	2011	2010	2009

Income tax at statutory rate	$96,230	$89,035	$64,420
State income taxes, net of federal benefit	1,074	(469)	743
Research & development credits	(296)	(1,980)	(826)
Provision for distribution of current foreign earnings	10,325	9,037	9,881
Brazilian capital incentive	(656)	(2,001)	—
Italian stimulus	—	(528)	(501)
Italian government special election	—	—	(1,628)
Rate differential on earnings of foreign operations	(13,841)	(12,439)	(13,396)
Other items, net	(1,524)	141	768

Actual income tax provision	$91,312	$80,796	$59,461

Effective income tax rate	33.2%	31.8%	32.3%

        The tax provision for 2011 reflects the benefit of $0.7 million in Brazil related to claims filed under a program to encourage equity funding of Brazilian entities. An income tax surcharge enacted in France in December 2011 resulted in additional tax expense of $1.2 million in 2011.

        The tax provision for 2010 reflects the benefit of $2.0 million in Brazil related to claims filed under a program intended to encourage equity funding of Brazilian entities. Additional U.S. state R&D credits of $1.4 million were also realized during 2010 as a result of increased profitability. Depreciation incentives enacted as part of the 2009 Italian government stimulus provided a benefit of $0.5 million in both 2010 and 2009.

        The tax provision for 2009 reflects a $1.6 million benefit from a special election in Italy related to the revaluation of real property for tax purposes. The tax benefit is attributable to the revaluation of deferred tax liabilities to reflect the higher tax basis.

34 /ATR

2011 Form 10-K

        Significant deferred tax assets and liabilities as of December 31, 2011 and 2010 are comprised of the following temporary differences:

	2011	2010
Deferred Tax Assets:
Pension liabilities	$23,005	$13,711
Net operating loss carryforwards	6,631	6,454
Stock options	6,704	5,725
Vacation	4,449	4,827
Inventory	3,718	4,161
Workers compensation	3,405	3,708
Accruals	3,104	2,725
Other	7,775	5,927

Total gross deferred tax assets	58,791	47,238
Less valuation allowance	(6,326)	(5,619)

Net deferred tax assets	52,465	41,619

Deferred Tax Liabilities:
Depreciation and amortization	41,934	37,522
Leases	7,559	7,638

Total gross deferred tax liabilities	49,493	45,160

Net deferred tax (assets) liabilities	$(2,972)	$3,541

        There is no expiration date on $5.4 million of the tax-effected net operating loss carryforwards. Of the remaining amount of net operating loss carryforwards, $1.2 million (tax effected) will expire in the years 2012 to 2019.

        The Company has established a valuation allowance primarily for the deferred tax assets related to non-U.S. tax loss carryforwards as well as an amount for U.S. state tax credits. Management does not believe the benefit of a majority of the non-U.S. loss carryforwards ($5.6 million) and a portion of the U.S. state tax credits ($0.7 million) will be realized. Increased profitability in 2011 allowed the Company to release a valuation allowance of $0.03. This amount was previously provided for the benefit of U.S. state loss carryforwards.

        The Company repatriated a portion of non-U.S. subsidiary earnings in 2011, 2010, and 2009 in the amounts of $82 million, $81 million, and $78 million, respectively. All of these amounts were received from our European operations except $3 million from Canada in 2009. The Company has expressed the intent to reinvest the remainder of the undistributed earnings of its non-U.S. subsidiaries.

        Except for Canada, all repatriations were from current year earnings and not from funds previously considered permanently reinvested. Due to an asset acquisition and restructuring activities, $3 million of funds previously determined to be permanently reinvested in Canada were returned to the U.S. in 2009. The tax effects related to these repatriations were recorded in the period the repatriation decision was made.

        As of December 31, 2011, the Company had $918.5 million of undistributed earnings from non-U.S. subsidiaries which have been designated as permanently reinvested. The Company has not made a provision for U.S. or additional foreign taxes on this amount as it is not practical to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

        The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.3 million would become payable in the event the terms of the grant are not fulfilled.

35 /ATR

2011 Form 10-K

INCOME TAX UNCERTAINTIES

 The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2011	2010	2009

Balance at January 1	$10,893	$10,806	$9,661
Increases based on tax positions for the current year	150	643	1,728
Increases based on tax positions of prior years	128	2,309	1,281
Decreases based on tax positions of prior years	(1,090)	(1,362)	(672)
Settlements	(457)	(381)	(168)
Lapse of statute of limitations	(553)	(1,122)	(1,024)

Balance at December 31	$9,071	$10,893	$10,806

        The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $8.5 million. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease no more than $5.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2011, 2010 and 2009, the Company had approximately $1.4 million, $1.6 million and $1.8 million accrued for the payment of interest and penalties, of which approximately $(0.2) million, $(0.2) million and $0.4 million was recognized in income tax expense in the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2009 – 2011
United States — State	2004 – 2011
France	2008 – 2011
Germany	2006 – 2011
Italy	2007 – 2011
Switzerland	2000 – 2011

NOTE 6 DEBT

 Average borrowings under unsecured lines of credit were $112.8 million and $106.5 million for 2011 and 2010, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 0.7% for 2011 and 1.0% for 2010. There are no compensating balance requirements associated with short-term borrowings. At December 31, 2011, the Company had a $200 million revolving credit facility which provided for interest on borrowings to be payable at a rate equal to London Interbank Offered Rates ("LIBOR") plus an amount based on the financial condition of the Company. Commitment or facility fee payments in 2011, 2010 and 2009 were not significant. The amounts borrowed under this agreement were $165 million and $42 million at December 31, 2011 and 2010, respectively. This revolving credit facility was cancelled without early termination penalties and was replaced with a new $300 million revolving credit facility on January 31, 2012.

        The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests.

36 /ATR

2011 Form 10-K

        At December 31, the Company's long-term obligations consisted of the following:

	2011	2010
Notes payable 2.1% – 16.5%, due in monthly and annual installments through 2015	$5,654	$7,916
Senior unsecured notes 6.6%, due in installments through 2011	—	21,555
Senior unsecured notes 5.1%, due in 2011	—	25,000
Senior unsecured notes 5.4%, due in 2013	25,000	25,000
Senior unsecured notes 2.3%, due in 2015	16,000	16,000
Senior unsecured notes 6.0%, due in 2016	50,000	50,000
Senior unsecured notes 6.0%, due in 2018	75,000	75,000
Senior unsecured notes 3.8%, due in 2020	84,000	84,000
Capital lease obligations	3,372	4,428

	259,026	308,899
Current maturities of long-term obligations	(4,116)	(50,126)

Total long-term obligations	$254,910	$258,773

        Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years beginning in 2012 are $3,411, $25,826, $697, $16,720, $50,000 and $159,000 thereafter.

NOTE 7 LEASE COMMITMENTS

 The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2029. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term.

        Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $27,558, $23,382 and $24,129 in 2011, 2010 and 2009, respectively.

        Assets recorded under capital leases consist of:

	2011	2010
Buildings	$16,861	$21,663
Machinery and equipment	—	9,003

	16,861	30,666
Accumulated depreciation	(10,255)	(19,053)

	$6,606	$11,613

        Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2011:

	Capital Leases	Operating Leases
2012	$854	$14,549
2013	584	9,814
2014	584	7,297
2015	547	5,328
2016	531	3,595
Subsequent to 2016	1,613	7,146

Total minimum lease payments	4,713	$47,729

Amounts representing interest	(1,341)

Present value of future minimum lease payments	3,372
Lease amount due in one year	(705)

Total	$2,667

37 /ATR

2011 Form 10-K

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

	Domestic Plans		Foreign Plans
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$86,186	$71,666	$46,673	$45,330
Service cost	5,436	4,675	2,018	1,677
Interest cost	4,504	4,106	2,518	2,369
Plan amendments	—	—	—	193
Curtailment/Settlement	—	—	(1,052)	—
Actuarial loss	18,873	8,484	1,984	2,703
Benefits paid	(3,052)	(2,745)	(1,509)	(3,096)
Foreign currency translation adjustment	—	—	(1,878)	(2,503)

Benefit obligation at end of year	$111,947	$86,186	$48,754	$46,673

	Domestic Plans		Foreign Plans
	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$60,442	$49,247	$38,383	$33,793
Actual return on plan assets	(1,141)	6,169	(310)	813
Employer contribution	12,288	7,771	5,478	8,659
Settlements	—	—	(1,052)	—
Benefits paid	(3,052)	(2,745)	(1,509)	(3,096)
Foreign currency translation adjustment	—	—	(1,155)	(1,786)

Fair value of plan assets at end of year	$68,537	$60,442	$39,835	$38,383

Funded status at end of year	$(43,410)	$(25,744)	$(8,919)	$(8,290)

        The following table presents the funded status amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 2011 and 2010.

	Domestic Plans		Foreign Plans
	2011	2010	2011	2010
Current liabilities	$(1,053)	$(205)	$(78)	$(532)
Non-current liabilities	(42,357)	(25,539)	(8,840)	(7,758)

	$(43,410)	$(25,744)	$(8,918)	$(8,290)

        The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2011 and 2010.

	Domestic Plans		Foreign Plans
	2011	2010	2011	2010
Net actuarial loss	$46,428	$23,299	$11,434	$8,509
Net prior service cost	7	12	4,518	5,014
Tax effects	(17,414)	(8,742)	(5,066)	(4,256)

	$29,021	$14,569	$10,886	$9,267

38 /ATR

2011 Form 10-K

        Changes in benefit obligations and plan assets recognized in other comprehensive income in 2011 are as follows:

	Domestic Plans	Foreign Plans
Current year actuarial loss	$(24,782)	$(3,903)
Amortization of loss	1,652	836
Amortization of prior service cost	4	455

	$(23,126)	$(2,612)

        The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2011 expected to be recognized as components of periodic benefit cost in 2012.

	Domestic Plans	Foreign Plans
Amortization of net loss	$3,396	$477
Amortization of prior service cost	4	363

	$3,400	$840

Components of net periodic benefit cost:

	Domestic Plans
	2011	2010	2009
Service cost	$5,436	$4,675	$4,363
Interest cost	4,504	4,106	3,820
Expected return on plan assets	(4,790)	(4,037)	(3,726)
Amortization of net loss	1,652	628	239
Amortization of prior service cost	4	4	4

Net periodic benefit cost	$6,806	$5,376	$4,700

Settlement	—	—	146
Total Net periodic benefit cost	$6,806	$5,376	$4,846

	Foreign Plans
	2011	2010	2009
Service cost	$2,018	$1,677	$1,766
Interest cost	2,518	2,369	2,503
Expected return on plan assets	(1,753)	(1,414)	(980)
Amortization of net loss	836	255	625
Amortization of prior service cost	455	359	376

Net periodic benefit cost	$4,074	$3,246	$4,290

Curtailment	—	—	(105)
Total Net periodic benefit cost	$4,074	$3,246	$4,185

        The accumulated benefit obligation ("ABO") for the Company's domestic defined benefit pension plans was $99.1 million and $75.7 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for the Company's foreign defined benefit pension plans was $40.5 million and $38.8 million at December 31, 2011 and 2010, respectively.

        The following table provides the projected benefit obligation ("PBO"), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2011 and 2010.

	Domestic Plans		Foreign Plans
	2011	2010	2011	2010
Projected benefit obligation	$111,947	$86,186	$32,896	$17,940
Accumulated benefit obligation	99,091	75,743	25,064	17,308
Fair value of plan assets	68,537	60,442	24,280	16,357

39 /ATR

2011 Form 10-K

        The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2011 and 2010.

	Domestic Plans		Foreign Plans
	2011	2010	2011	2010
Projected benefit obligation	$111,947	$86,186	$34,104	$44,469
Accumulated benefit obligation	99,091	75,743	25,923	36,550
Fair value of plan assets	68,537	60,442	25,140	36,179

Assumptions:

	Domestic Plans		Foreign Plans
	2011	2010	2011	2010

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.40%	5.40%	5.10%	5.15%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.40%	5.90%	5.15%	5.55%
Expected long-term return on plan assets	7.00%	7.00%	4.40%	4.55%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%

        The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans' asset managers, including the managers' review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

        In order to determine the 2012 net periodic benefit cost, the Company expects to use the December 31, 2011 discount rates, rates of compensation increase assumptions and the expected long-term returns on domestic and foreign plan assets used in 2011.

        The Company's domestic and foreign pension plan weighted-average asset allocations at December 31, 2011 and 2010 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2011	2010	2011	2010

Equity securities	60%	61%	—	—
Fixed income securities	32%	29%	12%	—
Infrastructure	8%	9%	—	—
Money market	—	1%	15%	52%
Investment Funds	—	—	73%	48%

Total	100%	100%	100%	100%

        The Company's investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2012 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2012 is 83% investment funds, 13% fixed income securities and 4% money market.

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

40 /ATR

2011 Form 10-K

•
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•
Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2011				Foreign Fair Value Measurement at December 31, 2011
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$96	$96	$—	$—	$5,781	$5,781	$—	$—
USD	—	96	—	—	—	—	—	—
EUR	—	—	—	—	—	5,781	—	—
Equity Securities (a)	$33,264	$33,264	—	—	—	—	—	—
US Large Cap Equities	—	14,215	—	—	—	—	—	—
US Small Cap Equities	—	10,077	—	—	—	—	—	—
International Equities	—	8,972	—	—	—	—	—	—
Core Fixed Income (a)	$22,010	$22,010	—	—	—	—	—	—
Corporate debts securities	—	$—	—	—	$4,812	$4,812	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	4,812	—	—
Hedge Fund (c)	$7,497	—	—	$7,497	—	—	—	—
Investment Funds	—	—	—	—	$29,242	$14,076	$15,166	—
Mutual Funds in Equities (a)	—	—	—	—	—	5,482	—	—
Mutual Funds Diversified (a&b)	—	—	—	—	—	8,594	15,166	—
Infrastructure (c)	$5,670	—	—	$5,670	—	—	—	—

Total Investments	$68,537	$55,370	$—	$13,167	$39,835	$24,669	$15,166	$—

	Domestic Fair Value Measurement at December 31, 2010				Foreign Fair Value Measurement at December 31, 2010
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$497	$497	$—	$—	$19,925	$19,925	$—	$—
USD	—	497	—	—	—	7,324	—	—
EUR	—	—	—	—	—	12,601	—	—
Equity Securities (a)	$31,469	$31,469	—	—	—	—	—	—
US Large Cap Equities	—	12,419	—	—	—	—	—	—
US Small Cap Equities	—	10,166	—	—	—	—	—	—
International Equities	—	8,884	—	—	—	—	—	—
Core Fixed Income (a)	$17,496	$17,496	—	—	—	—	—	—
Hedge Fund (c)	$5,508	—	—	$5,508	—	—	—	—
Investment Funds	—	—	—	—	$18,458	$3,542	$14,916	—
Mutual Funds in Equities (a)	—	—	—	—	—	3,542	—	—
Mutual Funds Diversified (b)	—	—	—	—	—	—	14,916	—
Infrastructure (c)	$5,472	—	—	$5,472	—	—	—	—

Total Investments	$60,442	$49,462	$—	$10,980	$38,383	$23,467	$14,916	$—

(a)
Based on third party quotation from financial institution.

(b)
Based on observable market transactions.

(c)
Based on a quarterly statement prepared by the fund manager that reflects contributions, distributions and realized/unrealized gains and losses.

41 /ATR

2011 Form 10-K

        The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2011.

	Infrastructure Fund	Hedge Fund

Balance, 12/31/09	$4,567	$—
Purchases, sales and settlements, net	1,000	5,500
Return on assets held	92	8
Admin fees and other	(187)	—

Balance, 12/31/10	$5,472	$5,508

Purchases, sales and settlements, net	—	1,800
Return on assets held	347	189
Admin fees and other	(149)	—

Balance, 12/31/11	$5,670	$7,497

CONTRIBUTIONS

 Annual cash contributions to fund pension costs accrued under the Company's domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $12.3 million to its domestic defined benefit plans in 2011 and although the Company has no minimum funding requirement for 2012, we plan to contribute approximately $12.0 million in 2012. Contributions to fund pension costs accrued under the Company's foreign plans are made in accordance with local laws or at the Company's discretion. The Company contributed approximately $5.5 million to its foreign defined benefit plan in 2011 and expects to contribute approximately $3.8 million in 2012.

ESTIMATED FUTURE BENEFIT PAYMENTS

 As of December 31, 2011, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2012	$6,607	$1,768
2013	7,160	1,625
2014	6,702	1,708
2015	6,492	2,165
2016	6,999	2,897
2017 – 2021	46,407	17,451

OTHER PLANS

 The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company's principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $4.3 million and $3.9 million at December 31, 2011 and 2010, respectively. This amount is included in the liability for domestic plans shown above.

        The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee's salary subject to income tax regulations. For each of the years ended December 31, 2011, 2010 and 2009, total contributions made by the Company to these plans were approximately $2.4 million, $2.1 million and $2.2 million, respectively.

        The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee's salary according to local regulations. For each of the years ended December 31, 2011, 2010 and 2009, total contributions made by the Company to these plans were approximately $1.9 million, $1.7 million and $1.8 million, respectively.

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

42 /ATR

2011 Form 10-K

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

FAIR VALUE HEDGES

 The Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt until May 31, 2011. Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount. On May 31, 2011, this interest rate swap contract matured and was not renewed. No gain or loss was recorded in the income statement in 2011, 2010 or 2009 as any hedge ineffectiveness for the periods was immaterial.

CASH FLOW HEDGES

 As of December 31, 2011, the Company had one foreign currency cash flow hedge. A French subsidiary of AptarGroup has hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. The notional amount of the foreign currency forward contracts utilized to hedge cash flow exposure was 1.3 million Brazilian Real ($0.7 million) as of December 31, 2011 and was 2.7 million Brazilian Real ($1.6 million) as of December 31, 2010.

        During the year ended December 31, 2011, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company's foreign currency forward contracts hedge forecasted transactions for approximately three months (March 2012).

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

43 /ATR

2011 Form 10-K

OTHER

 As of December 31, 2011, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.5 million in prepayments and other, $8.7 million in accounts payable and accrued liabilities and $2.0 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2011 had an aggregate contract amount of $280.5 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivative Assets
Interest Rate Contracts	Miscellaneous	$—	$155

		$—	$155

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$302	$309
Foreign Exchange Contracts	Deferred and other non-current liabilities	—	377

		$302	$686

Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepayments and other	$520	$1,660

		$520	$1,660

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$8,383	$1,089
Foreign Exchange Contracts	Deferred and other non-current liabilities	2,005	2,448

		$10,388	$3,537

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Quarters Ended December 31, 2011 and December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2011	2010
Foreign Exchange Contracts	$1	$(2)

	$1	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$368	$1,409

		$368	$1,409

44 /ATR

2011 Form 10-K

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Fiscal Years Ended December 31, 2011 and December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)
	2011	2010
Foreign Exchange Contracts	$7	$4

	$7	$4

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(2,992)	$(2,925)

		$(2,992)	$(2,925)

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

        A competitor has filed a lawsuit against AptarGroup, Inc. alleging that certain processes utilized by AptarGroup, Inc. in the manufacture of a specific type of diptube infringe patents owned by the counterparty. This lawsuit seeks an exclusion order barring the manufacture of this specific diptube. The Company believes it has meritorious defenses against the suit and any unfavorable outcome is not expected to have a material impact on the Company's financial condition or results of operations. Therefore, no accrual has been recorded related to this matter.

        Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2011.

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

NOTE 12 STOCK REPURCHASE PROGRAM

 In July 2011, the Board of Directors authorized for repurchase 4 million shares of common stock in addition to previous authorizations. The Company repurchased approximately 2.1 million and 2.0 million shares of its outstanding common stock in 2011 and 2010, respectively, at a total cost of $102.6 million and $86.5 million in 2011 and 2010, respectively. Shares repurchased are returned to Treasury Stock. The Company has a remaining authorization at December 31, 2011 to repurchase 3.6 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

45 /ATR

2011 Form 10-K

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

 Accumulated other comprehensive income consists of foreign currency translation adjustments, pension liability adjustments, derivatives and treasury locks . The following table summarized our accumulated other comprehensive income activity for the years ended December 31, 2011, 2010 and 2009:

	Foreign Currency Translation Adjustments (1)	Unrecognized Pension Gains/(Losses) (2)	Other Adjustments (3)	Accumulated Other Comprehensive Income

Balance – December 31, 2008	159,791	(19,902)	(589)	139,300
Period change	44,929	1,790	80	46,799

Balance – December 31, 2009	204,720	(18,112)	(509)	186,099
Period change	(56,693)	(5,724)	84	(62,333)

Balance – December 31, 2010	$148,027	$(23,836)	$(425)	$123,766
Period change	(47,436)	(16,071)	59	(63,448)

Balance – December 31, 2011	$100,591	$(39,907)	$(366)	$60,318

(1)
Income taxes are generally not provided for foreign currency translation adjustments.

(2)
Represents the change in unrecognized pension gains/losses and related amortization at December 31, 2011, 2010 and 2009. Amounts include the effects of deferred income tax assets at December 31, 2011, 2010 and 2009 of $9,481, $3,062 and $(853), respectively.

(3)
Represents the change in Derivatives at December 31, 2011 of $3 and change in Treasury Locks of $56, $84 and $80, respectively, at December 31, 2011, 2010 and 2009. Amounts include the effect of deferred income tax assets at December 31, 2011 of $32.

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

        Compensation expense recorded attributable to stock options for the year ended December 31, 2011 was approximately $13.7 million ($9.6 million after tax), or $0.14 per share basic and diluted. The income tax benefit related to this compensation expense was approximately $4.1 million. Approximately $12.5 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2010 was approximately $11.2 million ($8.0 million after tax), or $0.12 per share basic and $0.11 per share diluted. The income tax benefit related to this compensation expense was approximately $3.2 million. Approximately $9.9 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2009 was approximately $9.8 million ($7.3 million after tax), or $0.11 per share basic and $0.10 per share diluted. The income tax benefit related to this compensation expense was approximately $2.4 million. Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

46 /ATR

2011 Form 10-K

        The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.36, $9.18 and $7.33 per share in 2011, 2010 and 2009, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans: Years ended December 31,	2011	2010	2009

Dividend Yield	1.7%	1.8%	1.6%
Expected Stock Price Volatility	23.3%	22.7%	24.2%
Risk-free Interest Rate	2.7%	3.6%	2.2%
Expected Life of Option (years)	6.9	6.9	6.9

        The fair value of stock options granted under the Director Stock Option Plan in 2011 was $12.00. The fair value of stock options granted under the Director Stock Option Plan in 2010 and 2009 was $10.07 and $7.90, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans: Years ended December 31,	2011	2010	2009

Dividend Yield	1.6%	1.7%	1.7%
Expected Stock Price Volatility	22.9%	22.6%	24.9%
Risk-free Interest Rate	2.5%	3.4%	3.1%
Expected Life of Option (years)	6.9	6.9	6.9

        A summary of option activity under the Company's stock option plans as of December 31, 2011, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2011	8,208,736	$28.91	219,000	$30.40
Granted	1,284,150	48.21	85,500	51.26
Exercised	(1,128,656)	21.28	(34,500)	22.79
Forfeited or expired	(18,313)	37.00	—	—

Outstanding at December 31, 2011	8,345,917	$32.90	270,000	$37.98

Exercisable at December 31, 2011	5,862,872	$29.22	125,836	$29.15

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2011	5.9			7.0
Exercisable at December 31, 2011	4.7			5.0
Aggregate Intrinsic Value:
Outstanding at December 31, 2011	$158,585			$3,831
Exercisable at December 31, 2011	$132,307			$2,896
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2011	$32,782			$970
December 31, 2010	$31,217			$1,151
December 31, 2009	$10,916			$—

        The fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $11.1 million, $11.7 million and $11.0 million, respectively. Cash received from option exercises was approximately $26.1 million and the tax deduction from option exercises was approximately $8.6 million in the year ended December 31, 2011. As of December 31,

47 /ATR

2011 Form 10-K

2011, the remaining valuation of stock option awards to be expensed in future periods was $8.2 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

        The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2011, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2011	22,303	$34.71
Granted	5,035	49.63
Vested	(10,045)	34.44

Nonvested at December 31, 2011	17,293	$39.21

        Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2011, 2010 and 2009 was approximately $267 thousand, $467 thousand and $143 thousand, respectively. The fair value of units vested during the years ended December 31, 2011, 2010 and 2009 was $346 thousand, $298 thousand and $323 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2011, 2010 and 2009 was $492 thousand, $330 thousand and $319 thousand, respectively. As of December 31, 2011, there was $105 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.3 years.

NOTE 15 EARNINGS PER SHARE

 The reconciliation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2011
Basic EPS
Income available to common stockholders	$183,683	66,553	$2.76
Effect of Dilutive Securities
Stock options		2,714
Restricted stock	—	7

Diluted EPS
Income available to common stockholders	$183,683	69,274	$2.65

For the Year Ended December 31, 2010
Basic EPS
Income available to common stockholders	$173,481	67,344	$2.58
Effect of Dilutive Securities
Stock options		2,458
Restricted stock	—	13

Diluted EPS
Income available to common stockholders	$173,481	69,815	$2.48

For the Year Ended December 31, 2009
Basic EPS
Income available to common stockholders	$124,623	67,643	$1.84
Effect of Dilutive Securities
Stock options		2,136
Restricted stock	—	6

Diluted EPS
Income available to common stockholders	$124,623	69,785	$1.79

48 /ATR

2011 Form 10-K

NOTE 16 SEGMENT INFORMATION

 The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. The Company is organized into three reporting segments. Operations that sell dispensing systems primarily to the fragrance/cosmetic, personal care and household markets form the Beauty + Home segment. Operations that sell dispensing systems to the prescription and consumer healthcare markets form the Pharma segment. Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

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

49 /ATR

2011 Form 10-K

        Financial information regarding the Company's reportable segments is shown below:

Years Ended December 31,	2011	2010	2009

Total Sales:
Beauty + Home	$1,531,479	$1,391,335	$1,204,253
Pharma	554,708	476,376	451,175
Food + Beverage	269,968	222,629	199,767
Other	7	170	195

Total Sales	$2,356,162	$2,090,510	$1,855,390
Less: Intersegment Sales:
Beauty + Home	$15,174	$11,270	$11,078
Pharma	778	129	209
Food + Beverage	3,020	2,227	2,294
Other	7	165	193

Total Intersegment Sales	$18,979	$13,791	$13,774
Net Sales:
Beauty + Home	$1,516,305	$1,380,065	$1,193,175
Pharma	553,930	476,247	450,966
Food + Beverage	266,948	220,402	197,473
Other	—	5	2

Net Sales	$2,337,183	$2,076,719	$1,841,616
Segment Income (1):
Beauty + Home	$130,888	$132,172	$68,230
Pharma	164,390	134,531	128,006
Food + Beverage	27,802	27,796	27,540
Corporate and Other	(36,560)	(28,991)	(26,566)

Income before
interest and taxes	$286,520	$265,508	$197,210
Interest expense, net	(11,578)	(11,123)	(13,152)

Income before income taxes	$274,942	$254,385	$184,058

Depreciation and Amortization:
Beauty + Home	$90,038	$91,891	$93,903
Pharma	28,084	26,638	24,608
Food + Beverage	13,413	12,065	12,245
Other	2,708	2,365	2,257

Depreciation and Amortization	$134,243	$132,959	$133,013
Capital Expenditures:
Beauty + Home	$101,913	$75,659	$77,280
Pharma	26,911	19,401	26,839
Food + Beverage	47,135	15,421	15,377
Other	3,733	8,323	25,430

Capital Expenditures	$179,692	$118,804	$144,926
Total Assets:
Beauty + Home	$1,232,009	$1,180,928	$1,127,385
Pharma	404,939	354,512	362,722
Food + Beverage	199,170	140,931	136,453
Other	323,177	356,347	329,633

Total Assets	$2,159,295	$2,032,718	$1,956,193
(1)
The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

50 /ATR

2011 Form 10-K

  Included in the segment income figures reported above are consolidation/severance expenses for the twelve months ended December 31, 2011, 2010 and 2009 as follows:

CONSOLIDATION/SEVERANCE EXPENSES	2011	2010	2009

Beauty + Home	$70	$(46)	$(4,030)
Pharma	—	—	(433)
Food + Beverage	1	(47)	(3,100)

Total Consolidation/Severance
Expenses	$71	$(93)	$(7,563)

  GEOGRAPHIC INFORMATION

   The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Net Sales to Unaffiliated Customers (1):
United States	$636,060	$594,467	$519,671
Europe:
France	630,172	557,595	483,051
Germany	308,847	255,013	240,302
Italy	168,885	152,138	129,257
Other Europe	232,132	226,293	220,425

Total Europe	1,340,036	1,191,039	1,073,035
Other Foreign Countries	361,087	291,213	248,910

Total	$2,337,183	$2,076,719	$1,841,616

Plant, Property & Equipment:
United States	$174,029	$174,831	$156,138
Europe:
France	199,975	202,954	245,432
Germany	136,136	138,027	154,095
Italy	68,684	73,353	77,239
Other Europe	64,921	59,859	62,013

Total Europe	469,716	474,193	538,779
Other Foreign Countries	110,970	75,960	69,151

Total	$754,715	$724,984	$764,068

Product Net Sales Information:
Pumps	$1,114,276	$1,011,992	$895,188
Closures	615,243	527,772	465,001
Valves	316,900	299,042	277,641
Other	290,764	237,913	203,786

Total	$2,337,183	$2,076,719	$1,841,616

(1)
Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

        No single customer represents 10% or more of the Company's net sales in 2011, 2010 or 2009.

51 /ATR

2011 Form 10-K

NOTE 17 ACQUISITIONS

 In November 2011, the Company acquired a minority investment in Oval Medical Technologies Limited (Oval Medical) for approximately $3.2 million. Oval Medical has broad expertise in the design and development of injectable drug delivery devices. This investment represents a significant opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach. This investment is being accounted for under the equity method of accounting from the date of acquisition.

        In October 2011, the Company acquired TKH Plastics Pvt Ltd ("TKH"), a leading provider of injection molded dispensing closures in India for approximately $17 million in cash and approximately $1 million in assumed debt. The acquisition will allow the Company to expand its geographical presence in India. After allocating a portion of the purchase price to fixed and intangible assets, goodwill of approximately $10.9 million was recorded on the transaction. The results of operations subsequent to the acquisition are included in the reported income statement. TKH is included in the Beauty + Home reporting segment.

        In March 2010, the Company acquired certain equipment, inventory and intellectual property rights related to sealing and pull-ring technology for approximately $3.0 million in cash. No debt was assumed in the transaction. The purchase price approximated the fair value of the assets acquired and therefore no goodwill was recorded. The results of operations subsequent to the acquisition are included in the statement of income. The assets acquired are included in the Food+ Beverage reporting segment.

        In August 2009, the Company acquired Covit do Brasil Componentes de Alumínio para Perfumaria Ltda. (Covit do Brasil) for approximately $7.6 million in cash. Covit do Brasil had been operating in Brazil since 2005 developing and supplying anodized aluminum parts primarily for the fragrance/cosmetic market. Covit do Brasil generally supplies parts to other companies within AptarGroup. No debt was assumed in the transaction. The excess purchase price over the fair value of assets acquired was allocated to Goodwill. Goodwill of approximately $0.7 million was recorded on the transaction. The results of operations subsequent to the acquisition are included in the reported income statement. Covit do Brasil is included in the Beauty + Home reporting segment.

        None of these acquisitions had a material impact on the results of operations in 2011, 2010 or 2009 and therefore no proforma information is required.

52 /ATR

2011 Form 10-K

NOTE 18 QUARTERLY DATA (UNAUDITED)

 Quarterly results of operations and per share information for the years ended December 31, 2011 and 2010 are as follows:

	Quarter
	First	Second	Third	Fourth	Total for Year

Year Ended December 31, 2011:
Net sales	$576,518	$614,929	$601,196	$544,540	$2,337,183
Gross profit (1)	160,948	171,568	161,109	143,224	636,849
Net Income	44,468	51,287	49,243	38,632	183,630
Net Income Attributable to AptarGroup, Inc.	44,477	51,289	49,297	38,620	183,683
Per Common Share – 2011:
Net Income Attributable to AptarGroup, Inc.
Basic	$.66	$.77	$.74	$.59	$2.76
Diluted	.64	.74	.72	.57	2.65
Dividends declared	.18	.18	.22	.22	.80
Stock price high (2)	50.19	53.80	54.66	52.87	54.66
Stock price low (2)	46.50	48.85	44.66	41.98	41.98
Average number of shares outstanding:
Basic	66,926	66,939	66,381	65,976	66,553
Diluted	69,914	69,438	68,677	68,159	69,274
Year Ended December 31, 2010:
Net sales	$505,469	$522,923	$517,537	$530,790	$2,076,719
Gross profit (1)	141,235	146,186	143,402	137,713	568,536
Net Income	39,095	46,759	47,021	40,714	173,589
Net Income Attributable to AptarGroup, Inc.	39,022	46,695	46,983	40,781	173,481
Per Common Share – 2010:
Net Income Attributable to AptarGroup, Inc.
Basic	$.58	$.69	$.70	$.61	$2.58
Diluted	.56	.67	.68	.59	2.48
Dividends declared	.15	.15	.18	.18	.66
Stock price high (2)	40.85	44.36	46.55	48.45	48.45
Stock price low (2)	34.46	37.34	36.91	44.40	34.46
Average number of shares outstanding:
Basic	67,576	67,630	67,213	66,965	67,344
Diluted	70,077	69,682	69,374	69,397	69,815
(1)
Gross profit is defined as net sales less cost of sales and depreciation.
(2)
The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

53 /ATR

2011 Form 10-K

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
  •
  Level 3:    Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        As of December 31, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (b)	$520	$—	$520	$—

Total assets at fair value	$520	$—	$520	$—

Liabilities
Forward exchange contracts (b)	$10,690	$—	$10,690	$—

Total liabilities at fair value	$10,690	$—	$10,690	$—

        As of December 31, 2010, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap (a)	$155	$—	$155	$—
Forward exchange contracts (b)	1,660	—	1,660	—

Total assets at fair value	$1,815	$—	$1,815	$—

Liabilities
Forward exchange contracts (b)	$4,223	$—	$4,223	$—

Total liabilities at fair value	$4,223	$—	$4,223	$—

(a)
Based on third party quotation from financial institution

(b)
Based on observable market transactions of spot and forward rates

        The carrying amounts of the Company's other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. The fair value of the Company's long-term obligations is based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company's long term obligations was $283 million as of December 31, 2011 and $274 million as of December 31, 2010.

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

        As of December 31, 2011 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning Reserve at 12/31/10	Net Charges for the Year Ended 12/31/11	Cash Paid	FX Impact	Ending Reserve at 12/31/11

Employee severance	$1,299	$(75)	$(61)	$(33)	$1,130
Other costs	106	4	(89)	(4)	17

Totals	$1,405	$(71)	$(150)	$(37)	$1,147

54 /ATR

2011 Form 10-K

NOTE 21 — CAPITAL STOCK

 We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares
	2011	2010	2011	2010

Balance at the beginning of the year	81,796,938	80,596,075	15,047,020	13,288,619
Employee option exercises	933,175	1,141,488	(196,817)	(244,523)
Director option exercises	34,500	50,000	—	—
Restricted stock vestings	8,709	9,375	—	—
Common stock repurchases	—	—	2,070,819	2,002,924

Balance at the end of the year	82,773,322	81,796,938	16,921,022	15,047,020

        The cash dividends paid on the common stock for the years ended December 31, 2011, 2010, and 2009 aggregated $53.3 million, $44.5 million and $40.6 million, respectively.

55 /ATR

2011 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting", under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Chicago, Illinois
February 24, 2012

56 /ATR

2011 Form 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

 The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 56.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

 During the quarter ended December 31, 2011, the Company implemented an enterprise resource planning system at two entities located in Germany and the Czech Republic. Consequently, the control environment has been modified at these locations. Other than this item, no other changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 On February 22, 2012, Rodney L. Goldstein informed AptarGroup, Inc. that for personal reasons related to current time constraints he would not stand for re-election as a member of the Company's Board of Directors at the next Annual Meeting of Stockholders, scheduled for May 2, 2012. Mr. Goldstein will resign from the Company's Board of Directors effective May 2, 2012.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2012.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Information with respect to directors may be found under the caption "Proposal 1—Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2012 (the "2012 Proxy Statement") and is incorporated herein by reference.

        Information with respect to executive officers may be found under the caption "Executive Officers" in Part I of this report and is incorporated herein by reference.

57 /ATR

2011 Form 10-K

        Information with respect to audit committee members and audit committee financial experts may be found under the caption "Corporate Governance—Audit Committee" in the 2012 Proxy Statement and is incorporated herein by reference.

        Information with respect to the Company's Code of Business Conduct and Ethics may be found under the caption "Corporate Governance—Code of Business Conduct and Ethics; Policy Against Hedging" in the 2012 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptar.com).

        The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

 The information set forth under the headings "Board Compensation", "Executive Officer Compensation" and "Compensation Committee Report" in the 2012 Proxy Statement is incorporated herein by reference. The information included under the heading "Compensation Committee Report" in the 2012 Proxy Statement shall not be deemed to be "soliciting" material or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information set forth under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information set forth under the heading "Transactions with Related Persons" and "Corporate Governance—Independence of Directors" in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Information with respect to the independent registered public accounting firm fees and services may be found under the caption "Proposal 3—Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2012" in the 2012 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

(b)
Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 60-63 of this report.

58 /ATR

2011 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 24th day of February 2012.

AptarGroup, Inc. (Registrant)
By	/s/ ROBERT W. KUHN
Robert W. Kuhn Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	February 24, 2012
/s/ STEPHEN J. HAGGE Stephen J. Hagge	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
/s/ ROBERT W. KUHN Robert W. Kuhn	Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	February 24, 2012
/s/ STEFAN A. BAUSTERT Stefan A. Baustert	Director	February 24, 2012
/s/ ALAIN CHEVASSUS Alain Chevassus	Director	February 24, 2012
/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 24, 2012
/s/ RODNEY L. GOLDSTEIN Rodney L. Goldstein	Director	February 24, 2012
/s/ LEO A. GUTHART Leo A. Guthart	Director	February 24, 2012
/s/ GIOVANNA KAMPOURI-MONNAS Giovanna Kampouri-Monnas	Director	February 24, 2012
/s/ PETER PFEIFFER Peter Pfeiffer	Director	February 24, 2012
/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	February 24, 2012
/s/ RALF WUNDERLICH Ralf Wunderlich	Director	February 24, 2012

59 /ATR

2011 Form 10-K

AptarGroup, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010 and 2009

Dollars in thousands

	Balance at Beginning Of Period	Charged to Costs and Expenses	Acquisitions	Deductions from Reserve (a)	Balance at End of Period

2011
Allowance for doubtful accounts	$8,560	$1,642	$42	$(1,987)	$8,257
Deferred tax valuation allowance	5,619	1,020	—	(313)	6,326
2010
Allowance for doubtful accounts	$9,923	$(252)	$—	$(1,111)	$8,560
Deferred tax valuation allowance	5,480	1,344	—	(1,205)	5,619
2009
Allowance for doubtful accounts	$11,900	$701	$—	$(2,678)	$9,923
Deferred tax valuation allowance	2,903	622	3,105	(1,150)	5,480
(a)
Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.

INDEX TO EXHIBITS

Exhibit Number	Description
3(i)	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.'s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008 (the "Form S-8"), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and Wells Fargo, as successor rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation to the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 of the Company's Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii) (A) of Regulation S-K.
4.3	Note Purchase Agreement dated as of May 15, 1999 relating to $107 million senior unsecured notes, series 1999-A, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-11846), is hereby incorporated by reference.
4.4	Credit Agreement dated as of January 31, 2012 among AptarGroup, Inc. and the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, HSBC Bank USA, N.A. and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunner, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 3, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.5	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.6	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.7	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.

60 /ATR

2011 Form 10-K

Exhibit Number	Description
4.8	Form of AptarGroup, Inc. 5.41% Series 2008-A-1 Senior Notes Due July 31, 2013, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.9	Form of AptarGroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.10	First Amendment to 2006 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.11	First Amendment to 2008 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.12	Supplemental Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the purchasers listed in Exhibit A thereto filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.13	Form of AptarGroup, Inc. 2.33% Series 2008-B-1 Senior Notes due November 30, 2015 filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.14	Form of AptarGroup, Inc. 3.78% Series 2008-B-2 Senior Notes due November 30, 2020 filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 1996 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 1996 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 10, 1996 (File No. 1-11846), is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.10	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	Supplementary Pension Plan — France dated August 24, 2001, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.12	AptarGroup, Inc. Supplemental Retirement Plan dated October 6, 2008, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.14	German Employment Agreement dated October 17, 2007 of Peter Pfeiffer, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Supplement to the Pension Scheme Arrangement dated October 17, 2007 pertaining to the pension plan between a subsidiary of AptarGroup, Inc. and Peter Pfeiffer, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 17, 2007 (File No. 1-11846), is hereby incorporated by reference.**

61 /ATR

2011 Form 10-K

Exhibit Number	Description
10.16	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.17	Employment Agreement dated July 18, 2008 of Stephen J. Hagge, filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.18	Employment Agreement dated July 18, 2008 of Eric Ruskoski, filed as Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.19	Notice of termination of automatic extension of Employment Agreement of Eric Ruskoski, dated October 30, 2009 filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2009 (File No. 1-11846) is hereby incorporated by reference.**
10.20	Employment Agreement dated January 18, 2008 of Olivier Fourment filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.21	Employment Agreement dated October 1, 2010 of Ursula Saint Léger filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Employment Agreement dated December 1, 2003 and amended and restated as of July 18, 2008 of Patrick F. Doherty filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Severance Agreement dated July 18, 2008 of Robert Kuhn filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Consulting Agreement between AptarGroup, Inc. and Peter Pfeiffer dated November 2, 2011 filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.25	AptarGroup, Inc. Annual Bonus Plan, filed as Exhibit 10.2 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.26	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.27	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.28	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.29	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.30	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), and amended as of January 1, 2010.**
10.31	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed at Exhibit 10.2 in the Company's quarter report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.32	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed at Exhibit 10.3 in the Company's quarter report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.33	AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2011 (File No. 1-11846), is hereby incorporated by reference.**
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

62 /ATR

2011 Form 10-K

Exhibit Number	Description
101***	The following financial information from AptarGroup, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 24, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, (2) the consolidated balance sheets as of December 31, 2011 and 2010, (3) the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009 and (4) notes to the consolidated financial statements, tagged as blocks of text.
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

2011 Form 10-K