Form 10-Q
period 2012-03-31
APTARGROUP INC
filed 2012-05-08
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at May 1, 2012
Common Stock, $.01 par value per share	66,573,047 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2012

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2012	2011

Net Sales	$592,498	$576,518

Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	401,070	382,670
Selling, research & development and administrative	88,499	90,479
Depreciation and amortization	32,554	33,605
	522,123	506,754
Operating Income	70,375	69,764

Other Income (Expense):
Interest expense	(5,242)	(4,620)
Interest income	1,028	1,552
Equity in results of affiliates	(131)	—
Miscellaneous, net	247	(421)
	(4,098)	(3,489)
Income before Income Taxes	66,277	66,275

Provision for Income Taxes	22,464	21,807

Net Income	43,813	44,468

Net (Income)/Loss Attributable to Noncontrolling Interests	(4)	9

Net Income Attributable to AptarGroup, Inc.	$43,809	$44,477

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$0.66	$0.66
Diluted	$0.64	$0.64

Average Number of Shares Outstanding:
Basic	66,196	66,926
Diluted	68,785	69,914

Dividends per Common Share	$0.22	$0.18

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2012	2011

Net Income	$43,813	$44,468
Other Comprehensive Income:
Foreign currency translation adjustments	41,682	67,744
Changes in treasury locks, net of tax	15	21
Net gain on derivatives, net of tax	(7)	6
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	61	80
Amortization of net loss included in net income, net of tax	687	513
Total defined benefit pension plan, net of tax	748	593
Total other comprehensive income	42,438	68,364

Comprehensive Income	86,251	112,832

Comprehensive (Income)/Loss Attributable to Noncontrolling Interests	(3)	6

Comprehensive Income Attributable to AptarGroup, Inc.	$86,248	$112,838

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2012	2011
Assets

Current Assets:
Cash and equivalents	$329,805	$377,616
Accounts and notes receivable, less allowance for doubtful accounts of $7,577 in 2012 and $8,257 in 2011	440,820	389,020
Inventories	300,808	285,155
Prepaid and other	105,690	92,159
	1,177,123	1,143,950

Property, Plant and Equipment:
Buildings and improvements	354,834	342,146
Machinery and equipment	1,758,421	1,687,521
	2,113,255	2,029,667
Less: Accumulated depreciation	(1,346,537)	(1,295,185)
	766,718	734,482
Land	20,921	20,233
	787,639	754,715

Other Assets:
Investments in affiliates	4,077	3,812
Goodwill	237,915	233,689
Intangible assets, net	5,275	4,374
Miscellaneous	26,028	18,755
	273,295	260,630
Total Assets	$2,238,057	$2,159,295

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2012	2011
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$148,430	$179,552
Current maturities of long-term obligations	4,362	4,116
Accounts payable and accrued liabilities	348,786	335,181
	501,578	518,849

Long-Term Obligations	253,765	254,910

Deferred Liabilities and Other:
Deferred income taxes	28,404	27,390
Retirement and deferred compensation plans	61,040	58,930
Deferred and other non-current liabilities	8,963	8,644
Commitments and contingencies	—	—
	98,407	94,964

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized; 83.3 and 82.8 million shares issued as of March 31, 2012 and December 31, 2011, respectively	835	827
Capital in excess of par value	396,954	364,855
Retained earnings	1,438,667	1,409,388
Accumulated other comprehensive income	102,757	60,318
Less treasury stock at cost, 16.8 and 16.9 million shares as of March 31, 2012 and December 31, 2011, respectively	(555,705)	(545,612)
Total AptarGroup, Inc. Stockholders’ Equity	1,383,508	1,289,776
Noncontrolling interests in subsidiaries	799	796

Total Stockholders’ Equity	1,384,307	1,290,572
Total Liabilities and Stockholders’ Equity	$2,238,057	$2,159,295

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2010:	$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income (loss)	44,477					(9)	44,468
Foreign currency translation adjustments		67,741				3	67,744
Changes in unrecognized pension gains/losses and related amortization, net of tax		593					593
Changes in treasury locks, net of tax		21					21
Net gain on derivatives, net of tax		6					6
Stock option exercises & restricted stock vestings			3	1	15,876		15,880
Cash dividends declared on common stock	(12,038)						(12,038)
Treasury stock purchased				(9,584)			(9,584)
Balance – March 31, 2011:	$1,311,452	$192,127	$820	$(452,602)	$334,222	$845	$1,386,864

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income	43,809					4	43,813
Foreign currency translation adjustments		41,683				(1)	41,682
Changes in unrecognized pension gains/losses and related amortization, net of tax		748					748
Changes in treasury locks, net of tax		15					15
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			8	3	32,099		32,110
Cash dividends declared on common stock	(14,530)						(14,530)
Treasury stock purchased				(10,096)			(10,096)
Balance – March 31, 2012:	$1,438,667	$102,757	$835	$(555,705)	$396,954	$799	$1,384,307

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2012	2011

Cash Flows from Operating Activities:
Net income	$43,813	$44,468
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	32,205	32,900
Amortization	349	705
Stock option based compensation	5,774	7,722
Provision for bad debts	(721)	65
Deferred income taxes	(252)	(2,496)
Defined benefit plan expense	3,585	2,896
Equity in results of affiliates in excess of cash distributions received	131	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(42,498)	(62,044)
Inventories	(8,818)	(18,380)
Prepaid and other current assets	265	(13,622)
Accounts payable and accrued liabilities	5,015	11,418
Income taxes payable	4,033	(9,930)
Retirement and deferred compensation plans	(6,338)	3,093
Other changes, net	(22,885)	(943)
Net Cash Provided/(Used) by Operations	13,658	(4,148)

Cash Flows from Investing Activities:
Capital expenditures	(42,496)	(25,137)
Disposition of property and equipment	771	836
Investment in unconsolidated affiliate	(279)	—
Notes receivable, net	20	(230)
Net Cash Used by Investing Activities	(41,984)	(24,531)

Cash Flows from Financing Activities:
(Repayments) proceeds of notes payable	(31,967)	27,944
Proceeds from long-term obligations	—	1,402
Repayments of long-term obligations	(761)	—
Dividends paid	(14,530)	(12,038)
Credit facility costs	(1,121)	—
Proceeds from stock option exercises	19,674	6,317
Purchase of treasury stock	(10,096)	(9,584)
Excess tax benefit from exercise of stock options	6,433	1,584
Net Cash (Used)/Provided by Financing Activities	(32,368)	15,625

Effect of Exchange Rate Changes on Cash	12,883	33,764

Net (Decrease)/Increase in Cash and Equivalents	(47,811)	20,710
Cash and Equivalents at Beginning of Period	377,616	376,427
Cash and Equivalents at End of Period	$329,805	$397,137

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.

In May 2011, the FASB amended the guidance on fair value measurement and disclosure requirements.  The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for the Company’s fiscal year ending December 31, 2012 (including interim periods).  The adoption of this standard had no impact on the Consolidated Financial Statements other than disclosure.

In June 2011, the FASB amended the guidance for the presentation of comprehensive income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting by increasing the prominence of items reported in other comprehensive income.  This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update are effective for the Company’s fiscal year ending December 31, 2012 (including interim periods).  In December 2011, the FASB indefinitely deferred the guidance related to the presentation of reclassification adjustments out of other comprehensive income.  The adoption of this standard results in the presentation of a new statement of comprehensive income.  Otherwise, the adoption had no other impact on the Consolidated Financial Statements.

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

In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the company does not provide for taxes on earnings that are deemed to be permanently reinvested.  The effective tax rate for 2012 includes the estimated tax cost of repatriating $82 million of current year earnings, of which approximately $46 million was repatriated in the first quarter of 2012.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At March 31, 2012 and December 31, 2011, approximately 19% and 21%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	March 31,	December 31,
	2012	2011

Raw materials	$118,918	$116,751
Work-in-process	75,591	69,676
Finished goods	113,109	105,095
Total	307,618	291,522
Less LIFO Reserve	(6,810)	(6,367)
Total	$300,808	$285,155

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2011 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$179,095	$37,009	$17,585	$1,615	$235,304
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2011	$179,095	$37,009	$17,585	$—	$233,689
Foreign currency exchange effects	2,863	1,159	204	—	4,226
Goodwill	$181,958	$38,168	$17,789	$1,615	$239,530
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2012	$181,958	$38,168	$17,789	$—	$237,915

The table below shows a summary of intangible assets as of March 31, 2012 and December 31, 2011.

		March 31, 2012			December 31, 2011
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	11	$19,582	$(18,592)	$990	$19,030	$(17,962)	$1,068
License agreements and other	4	25,547	(21,262)	4,285	23,840	(20,534)	3,306
Total intangible assets	7	$45,129	$(39,854)	$5,275	$42,870	$(38,496)	$4,374

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2012 and 2011 was $349 and $705, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2012	$959	(remaining estimated amortization for 2012)
2013	1,131
2014	1,004
2015	1,092
2016 and thereafter	1,089

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2012.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended March 31,	2012	2011	2012	2011

Service cost	$1,804	$1,370	$519	$516
Interest cost	1,228	1,134	645	648
Expected return on plan assets	(1,401)	(1,040)	(388)	(461)
Amortization of net loss	964	431	121	200
Amortization of prior service cost	1	1	92	97
Net periodic benefit cost	$2,596	$1,896	$989	$1,000

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $14.0 million to its domestic defined benefit plans in 2012 and did not make any contributions as of March 31, 2012.  The Company also expects to contribute approximately $3.9 million to its foreign defined benefit plans in 2012 and as of March 31, 2012, has contributed approximately $0.4 million.

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

FAIR VALUE HEDGES

The Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt until May 31, 2011.  Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount.  On May 31, 2011, this interest rate swap contract matured and was not renewed.  No gain or loss was recorded in the income statement in 2011 as any hedge ineffectiveness for the period was immaterial.

CASH FLOW HEDGES

The Company had one foreign currency cash flow hedge until March 15, 2012.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, had hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  On March 15, 2012, the loan and foreign currency forward contracts were repaid.

During the three months ended March 31, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

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

OTHER

As of March 31, 2012, the Company has recorded the fair value of foreign currency forward exchange contracts of $8.9 million in prepaid and other, $0.7 million in miscellaneous other assets, $0.7 million in accounts payable and accrued liabilities, and $1.8 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2012 had an aggregate contract amount of $337 million.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheets as of March 31, 2012

and December 31, 2011

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$302
		$—	$302

Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$8,929	$520
Foreign Exchange Contracts	Miscellaneous Other Assets	660	—
		$9,589	$520
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$675	$8,383
Foreign Exchange Contracts	Deferred and other non-current liabilities	1,838	2,005
		$2,513	$10,388

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended March 31, 2012 and March 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2012	2011
Foreign Exchange Contracts	$—	$10
	$—	$10

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts	Other (Expense) Miscellaneous, net	$7,116	$(3,242)
		$7,116	$(3,242)

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

In 2010, a competitor filed a lawsuit against certain AptarGroup, Inc. subsidiaries alleging that certain processes performed by a supplier of a specific type of diptube utilized by the AptarGroup, Inc. subsidiaries in the manufacture of a specific type of pump infringes patents owned by the counterparty. This lawsuit sought an injunction barring the manufacture, use, sale and importation of this specific pump for use in fragrance containers.  In April 2012, the Company’s United States subsidiary was found to have infringed on patents owned by the counterparty within the United States.  The ruling does not apply to manufacture or sales of pumps in countries outside the United States and no damages were assessed.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2012.

NOTE 7 — STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2012, the Company repurchased approximately 189 thousand shares for an aggregate amount of $10.1 million.  As of March 31, 2012, the Company has a remaining authorization to repurchase 3.4 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.

NOTE 8 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	March 31, 2012		March 31, 2011
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$43,809	$43,809	$44,477	$44,477

Average equivalent shares
Shares of common stock	66,196	66,196	66,926	66,926
Effect of dilutive stock based compensation
Stock options	2,580	—	2,983	—
Restricted stock	9	—	5	—
Total average equivalent shares	68,785	66,196	69,914	66,926
Net income per share	$.64	$.66	$.64	$.66

NOTE 9 — SEGMENT INFORMATION

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems.  The Company is organized into three reporting segments.  Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.  Operations that sell dispensing systems primarily to the prescription drug and consumer healthcare markets form the Pharma segment.  Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company evaluates performance of its business segments and allocates resources based upon segment income.  Segment income is defined as earnings before interest expense in excess of interest income, certain corporate expenses and income taxes.

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2012	2011

Total Revenue:
Beauty + Home	$380,836	$379,831
Pharma	140,201	132,195
Food + Beverage	75,822	68,724
Corporate & Other	—	46
Total Revenue	$596,859	$580,796

Less: Intersegment Sales:
Beauty + Home	$3,685	$3,569
Pharma	158	191
Food + Beverage	518	472
Corporate & Other	—	46
Total Intersegment Sales	$4,361	$4,278

Net Sales:
Beauty + Home	$377,151	$376,262
Pharma	140,043	132,004
Food + Beverage	75,304	68,252
Corporate & Other	—	—
Net Sales	$592,498	$576,518

Segment Income:
Beauty + Home	$32,972	$32,653
Pharma	39,372	38,888
Food + Beverage	6,788	7,572
Corporate & Other	(8,641)	(9,770)
Income before interest and taxes	$70,491	$69,343
Interest expense, net	(4,214)	(3,068)
Income before income taxes	$66,277	$66,275

NOTE 10 — ACQUISITIONS

In November 2011, the Company acquired a 20% minority investment in Oval Medical Technologies Limited (Oval Medical) for approximately $3.2 million.  In February 2012, the Company acquired an additional 2% minority investment for approximately $0.3 million.  Oval Medical has broad expertise in the design and development of injectable drug delivery devices.  This investment represents a significant opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach.  This investment is being accounted for under the equity method of accounting from the date of acquisition.

In October 2011, the Company acquired TKH Plastics Pvt Ltd (“TKH”), a leading provider of injection molded dispensing closures in India for approximately $17 million in cash and approximately $1 million in assumed debt.  The acquisition will allow the Company to expand its geographical presence in India.  After allocating a portion of the purchase price to fixed and intangible assets, goodwill of approximately $10.9 million was recorded on the transaction.  The results of operations subsequent to the acquisition are included in the reported income statement.  TKH is included in the Beauty + Home reporting segment.

Neither of these acquisitions had a material impact on the results of operations in 2012 or 2011 and therefore no proforma information is required.

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

Compensation expense recorded attributable to stock options for the first quarter of 2012 was approximately $5.8 million ($3.9 million after tax), or $0.06 per basic and diluted share.  The income tax benefit related to this compensation expense was approximately $1.9 million.  Approximately $5.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first quarter of 2011 was approximately $7.7 million ($5.4 million after tax), or $0.08 per basic and diluted share.  The income tax benefit related to this compensation expense was approximately $2.3 million.  Approximately $7.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.35 and $11.36 per share in 2012 and 2011, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:

Three months ended March 31,	2012	2011

Dividend Yield	1.8%	1.7%
Expected Stock Price Volatility	22.9%	23.3%
Risk-free Interest Rate	1.3%	2.7%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the three months ended 2012 and 2011.

A summary of option activity under the Company’s stock option plans during the quarter ended March 31, 2012 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2012	8,345,917	$32.90	270,000	$37.98
Granted	1,233,800	51.81	—	—
Exercised	(799,811)	25.99	(18,500)	25.67
Forfeited or expired	(2,033)	41.44	—	—
Outstanding at March 31, 2012	8,777,873	$36.18	251,500	$38.89
Exercisable at March 31, 2012	6,284,281	$31.45	107,336	$29.75

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2012	6.4		7.1
Exercisable at March 31, 2012	5.2		5.0

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2012	$160,487		$3,994
Exercisable at March 31, 2012	$143,863		$2,685

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2012	$21,524		$509
March 31, 2011	$11,069		$187

The fair value of shares vested during the three months ended March 31, 2012 and 2011 was $11.4 million and $10.8 million, respectively.  Cash received from option exercises was approximately $19.7 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.8 million in the three months ended March 31, 2012.  As of March 31, 2012, the remaining valuation of stock option awards to be expensed in future periods was $14.9 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of March 31, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2012	17,293	$39.21
Granted	13,092	52.52
Vested	(8,440)	37.47
Nonvested at March 31, 2012	21,945	$47.82

Compensation expense recorded attributable to restricted stock unit grants for the first quarter of 2012 and 2011 was approximately $219 thousand and $208 thousand, respectively.  The fair value of units vested during the three months ended March 31, 2012 and 2011 was $316 thousand and $346 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2012 and 2011 was $448 thousand and $492 thousand, respectively.  As of March 31, 2012 there was $574 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $9.2 and $9.1 million recorded for income tax uncertainties as of March 31, 2012 and December 31, 2011, respectively.  The $0.1 million change in income tax uncertainties was primarily the result of currency changes.  The amount, if recognized, that would impact the effective tax rate is $8.6 and $8.5 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease no more than $5.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$9,589	$—	$9,589	$—
Total assets at fair value	$9,589	$—	$9,589	$—

Liabilities
Forward exchange contracts (a)	$2,513	$—	$2,513	$—
Total liabilities at fair value	$2,513	$—	$2,513	$—

As of December 31, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$520	$—	$520	$—
Total assets at fair value	$520	$—	$520	$—

Liabilities
Forward exchange contracts (a)	$10,690	$—	$10,690	$—
Total liabilities at fair value	$10,690	$—	$10,690	$—

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers its long term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long term obligations was $279 million as of March 31, 2012 and $283 million as of December 31, 2011.

NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE

In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and subsequently expanded the program to include additional headcount reductions.  The total costs associated with the consolidation/severance programs are $7.6 million.  The plan has been substantially completed, subject to the settlement of remaining reserve balances.

As of March 31, 2012 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning	Net Charges				Ending
	Reserve at	for the Quarter				Reserve at
	12/31/11	Ended 3/31/12	Cash Paid		FX Impact	3/31/12

Employee severance	$1,130	$—	$	(—)	$34	$1,164
Other costs	17	—	(—)		1	18
Totals	$1,147	$—	$	(—)	$35	$1,182

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2012	2011

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.7	66.4
Selling, research & development and administrative	14.9	15.7
Depreciation and amortization	5.5	5.8
Operating Income	11.9	12.1
Other income (expense)	(.7)	(.6)
Income before Income Taxes	11.2	11.5
Net Income	7.4%	7.7%
Effective Tax Rate	33.9%	32.9%

NET SALES

We reported net sales of $592.5 million for the quarter ended March 31, 2012, 3% above first quarter 2011 net sales of $576.5 million.  The average U.S. dollar exchange rate strengthened compared to the Euro and other foreign currencies, such as the Brazilian Real and British Pound, in the first quarter of 2012 compared to the first quarter of 2011.  Excluding changes in foreign currency rates, sales increased 6% compared to the 3% reported sales increase.  Sales of tooling to customers increased $6.9 million, excluding currency effects, and acquisitions did not have a significant impact on sales.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2012	% of Total	2011	% of Total

Domestic	$171,309	29%	$159,988	28%
Europe	325,709	55%	335,106	58%
Other Foreign	95,480	16%	81,424	14%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 67.7% in the first quarter of 2012 compared to 66.4% in the same period a year ago.  This increase is due to an increase in custom tooling sales to our customers.  We had a $6.9 million increase in sales of tooling to customers, excluding currency effects, in the first quarter of 2012 compared to the prior year first quarter.  Traditionally, sales of custom tooling generate lower margins than our regular product sales; thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $2.0 million in the first quarter of 2012 compared to the same period a year ago primarily driven by currency changes of $2.1 million.  Normal inflationary increases were offset by a decrease in stock compensation expense due to lower substantive vesting requirements and a lower Black Scholes value.  SG&A as a percentage of net sales decreased to 14.9% in the first quarter of 2012 compared to 15.7% for the same period a year ago due to the increase in sales and lower SG&A expenses due to the effects of changes in currency rates.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses decreased by approximately $1.1 million in the first quarter of 2012 compared to the same period a year ago with currency changes representing approximately $0.9 million of this decrease.  Depreciation and amortization as a percentage of net sales decreased to 5.5% in the first quarter of 2012 compared to 5.8% for the same period a year ago due to the increase in sales and lower depreciation and amortization expense.

OPERATING INCOME

Operating income increased approximately $0.6 million in the first quarter of 2012 to $70.4 million compared to $69.8 million in the same period in the prior year.  Better absorption of our overhead due to cost controls and higher sales were able to offset the increase in our cost of sales.  Operating income as a percentage of net sales decreased slightly to 11.9% in the first quarter of 2012 compared to 12.1% for the same period in the prior year mainly due to the negative factors impacting cost of sales noted above.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2012 increased to $4.1 million from $3.5 million in the same period in the prior year.  Interest expense increased approximately $0.6 million in the first quarter of 2012 primarily due to higher borrowing rates attributed to the replacement of our expiring $200 million credit facility with a new revolving $300 million credit facility in January 2012.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 33.9% in the first quarter ended March 31, 2012 compared to 32.9% in the first quarter of 2011.  The quarter increase is related to the mix of earnings in higher tax countries and the French surtax enacted late in 2011.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $43.8 million in the first quarter of 2012 compared to $44.5 million in the first quarter of 2011.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.

Three Months Ended March 31,	2012	2011

Net Sales	$377,151	$376,262
Segment Income	32,972	32,653
Segment Income as a percentage of Net Sales	8.7%	8.7%

Net sales for the quarter ended March 31, 2012 increased less than 1% to $377.2 million compared to $376.3 million in the first quarter of the prior year.  Excluding changes in exchange rates, sales increased 3% from the prior year, of which 1% came from increased tooling sales.  Sales, excluding foreign currency changes, to the fragrance/cosmetic, personal care and household markets increased approximately 5%, 2% and 8%, respectively, in the first quarter of 2012 compared to 2011 mainly due to growth in Asia and  Latin America.

Segment income for the first quarter of 2012 increased approximately 1% to $33.0 million compared to $32.7 million reported in the same period in the prior year.  Segment income increased primarily due to the higher sales noted above.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

Three Months Ended March 31,	2012	2011

Net Sales	$140,043	$132,004
Segment Income	39,372	38,888
Segment Income as a percentage of Net Sales	28.1%	29.5%

Net sales for the Pharma segment increased by 6% in the first quarter of 2012 to $140.0 million compared to $132.0 million in the first quarter of 2011.  Sales, excluding changes in foreign currency rates, increased 8%.  Sales of products, excluding foreign currency changes, to the prescription drug market increased 11% while sales to consumer health care increased 3%.  Sales to the prescription drug market increased mainly due to increased demand for our nasal dispensing pump used with allergy products in North America.

Segment income in the first quarter of 2012 increased approximately 1% to $39.4 million compared to $38.9 million reported in the same period in the prior year.  This increase is mainly attributed to higher sales, offset by lower margins on tooling sales and startup costs for our new Indian facility.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2012	2011

Net Sales	$75,304	$68,252
Segment Income	6,788	7,572
Segment Income as a percentage of Net Sales	9.0%	11.1%

Net sales for the quarter ended March 31, 2012 increased approximately 10% to $75.3 million compared to $68.3 million in the first quarter of the prior year.  Sales, excluding changes in foreign currency rates, increased 11%.  Higher tooling sales, excluding changes in foreign currency rates, represented a $1.4 million increase when comparing the first quarter of 2012 to the same period in the prior year.  Excluding foreign currency changes, sales to the food market increased 8% while the beverage markets increased approximately 19%, mainly due to higher custom tooling sales.

Segment income in the first quarter of 2012 decreased approximately 10% to $6.8 million compared to $7.6 million reported in the same period in the prior year.  Although we showed strong sales growth, a large percentage of this growth is tooling related which carries lower margins than normal product sales.  We also incurred start-up costs associated with our new facility in Lincolnton, North Carolina, which negatively impacted our segment results in the first quarter of 2012.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 9.  Corporate & Other primarily includes certain corporate compensation and information technology costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $8.6 million for the quarter ended March 31, 2012 compared to $9.8 million in the first quarter of the prior year mainly due to lower stock compensation expense.

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

QUARTERLY TRENDS

Our results of operations in the second half of the year typically are negatively impacted by plant shutdowns in December.  In the future, our results of operations in a quarterly period could be impacted by factors such as changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, recognition of equity based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2012 compared to the prior year is as follows:

	2012	2011
First Quarter	$5.8	$7.7
Second Quarter (estimated)	2.9	1.7
Third Quarter (estimated)	2.1	2.8
Fourth Quarter (estimated)	1.9	1.6
	$12.7	$13.8

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $329.8 million at March 31, 2012 from $377.6 million at December 31, 2011.  Total short and long-term interest bearing debt also decreased in the first quarter of 2012 to $406.6 million from $438.6 million at December 31, 2011.  These decreases are primarily due to the repatriation of approximately $46 million from Europe to the United States in the first quarter of 2012. These repatriated funds were used to pay down a portion of our revolving credit facility.  The ratio of our Net Debt

(interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 5.3% at the end of March 2012 compared to 4.5% at December 31, 2011.

In the first quarter of 2012, our operations provided approximately $13.7 million in cash flow compared to using $4.1 million for the same period a year ago.  The increase in cash flow is primarily attributable to an improvement in working capital.  During the first quarter of 2012, we utilized the majority of the operating cash flows to finance capital expenditures.

We used $42.0 million in cash for investing activities during the first quarter of 2012, compared to $24.5 million during the same period a year ago.  The increase in cash used for investing activities is due primarily to $17.4 million more spent on capital expenditures in the first quarter of 2012 compared to the first quarter of 2011.  Cash outlays for capital expenditures for 2012 are estimated to be approximately $160 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Our net cash used for financing activities in the first quarter of 2012 was $32.4 million compared to providing $15.6 million in the first quarter of 2011.  The decrease in cash from financing activities was primarily due to a decrease in our borrowings as we were able to utilize $46 million of repatriated funds to pay down a portion of our revolving credit facility.

On January 31, 2012, we entered into a new revolving credit facility that provides for unsecured financing of up to $300 million.  This new facility matures on January 31, 2017 and replaces a previously existing $200 million unsecured financing facility that would have matured in 2012 and was cancelled without any early termination penalty on January 31, 2012.  We initially drew $185 million in borrowings from the new credit facility, of which $165 was used to repay in full the outstanding obligations under the previous credit facility.  Each borrowing under the new credit facility will bear interest at rates based on LIBOR, prime and other similar rates, in each case plus an applicable margin.  A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio.  The representations, covenants and events of default in the new credit facility are substantially similar to the representations, covenants and events of default contained in the previous credit facility.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2012
Debt to total capital ratio	Maximum of 55%	22.7%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at March 31, 2012 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $329.8 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  Our total cash and equivalents at March 31, 2012 was $329.8 million, of which 99% is located outside the U.S.  Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with any remaining positive cash flows from the U.S. operations and are supplemented by additional borrowings from our revolving credit facility and the repatriations of current year foreign earnings.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit of which $165 million was unused and available as of March 31, 2012 and believe we have the ability to borrow additional funds should the need arise.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We would not expect future impacts to be materially different.

We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future.  We have historically used cash flow from operations as our primary source of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives.  Other uses of liquidity include paying dividends to shareholders and repurchasing shares of our common stock.  In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

On April 12, 2012, the Board of Directors declared a quarterly dividend of $0.22 per share payable on May 17, 2012 to stockholders of record as of April 26, 2012.

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

OUTLOOK

We are encouraged by the many projects we are actively working on with our customers across all of our segments and we are on schedule with bringing our newer facilities’ capacity on-line.  In the near-term, we expect the challenging input cost environment to continue and there is inflation in some emerging regions.  We also anticipate currency exchange rates to create headwinds in the second quarter compared to the prior year.  Presently we expect diluted earnings per share to be in the range of $.70 to $.75 per share compared to our all-time high quarterly earnings per share of $.74 reported last year.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Liquidity and Capital Resources, Off Balance Sheet Arrangements, and Operations Outlook sections of this Form 10-Q.  Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

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

•                  cybersecurity threats that could impact our networks and reporting systems;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of our financial condition and results of operations.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and South American and Asian currencies, among others.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations.  Conversely, a weakening U.S. dollar has an additive effect.

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

The table below provides information as of March 31, 2012 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2012.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Euro/U.S. Dollar	$189,974	1.2762	185,001-190,851
U.S. Dollar/Euro	48,213	0.7495	278-48,213
Swiss Franc/Euro	32,889	0.8280	28,813-32,889
Euro/Brazilian Real	17,210	2.9236	2,563-17,210
British Pound/Euro	10,734	1.1994	8,850-11,090
Czech Koruna/Euro	7,309	0.0407	6,515-7,629
Euro/Mexican Peso	7,157	18.8857	6,336-7,157
Euro/British Pound	5,228	0.8316	600-5,228
U.S. Dollar/Chinese Yuan	4,700	6.3264	3,600-5,200
Euro/Swiss Franc	3,717	1.2055	0-3,717
Euro/Chinese Yuan	3,068	8.3007	2,534-4,241
Euro/Argentinian Peso	1,867	5.9456	0-1,867
U.S. Dollar/Brazilian Real	1,500	1.8282	0-1,500
Chinese Yuan/U.S. Dollar	1,484	0.1581	1,456-2,114
Other	1,918
Total	$336,968

As of March 31, 2012, we have recorded the fair value of foreign currency forward exchange contracts of $8.9 million in prepaid and other, $0.7 million in miscellaneous other assets, $0.7 million in accounts payable and accrued liabilities and $1.8 million in deferred and other non-current liabilities in the balance sheet.

The Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt until May 31, 2011.  Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount.  On May 31, 2011, this interest rate swap contract matured and was not renewed.  No gain or loss was recorded in the income statement in 2011 as any hedge ineffectiveness for the period was immaterial.

The Company had one foreign currency cash flow hedge until March 15, 2012.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, had hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  On March 15, 2012, the loan and foreign currency forward contracts were repaid.  During the three months ended March 31, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Valois S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2012, the Plan purchased 3,350 shares of our Common Stock on behalf of the participants at an average price of $52.92 per share, for an aggregate amount of $177.3 thousand, and sold 1,280 shares of our Common Stock on behalf of the participants at an average price of $54.27 per share, for an aggregate amount of $69.5 thousand.  At March 31, 2012, the Plan owns 27,776 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

1/1 – 1/31/12	—	$—	—	3,590,124
2/1 – 2/29/12	67,633	52.96	67,633	3,522,491
3/1 – 3/31/12	121,800	53.48	121,800	3,400,691
Total	189,433	$53.29	189,433	3,400,691

The Company announced the existing repurchase program on July 19, 2011.  There is no expiration date for this repurchase program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 2, 2012. Set forth below are the final voting results for each of the proposals submitted to a vote of the stockholders.

Each of the three directors proposed by the Company for election was elected to serve until the Company’s 2015 Annual Meeting of Stockholders or until his or her successor has been elected and qualified.  The voting results were as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes

Leslie A. Desjardins	57,394,746	349,180	4,051,286
Leo A. Guthart	55,967,590	1,776,336	4,051,286
Ralf K. Wunderlich	56,182,184	1,561,742	4,051,286

Stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers.  The voting results were as follows:

For	Against	Abstain	Broker Non-Votes

51,893,254	5,471,274	379,398	4,051,286

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.  The voting results were as follows:

For	Against	Abstain

61,430,203	317,555	47,454

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on May 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets – March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements. (1)

(1)

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

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 8, 2012

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on May 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income — Three Months Ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets — March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements.(1)

(1)

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