Form 10-Q
period 2012-06-30
APTARGROUP INC
filed 2012-08-06
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at August 3, 2012
Common Stock, $.01 par value per share	66,593,619 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2012

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$577,503	$614,929	$1,170,001	$1,191,447
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	390,225	409,481	791,295	792,151
Selling, research & development and administrative	87,625	90,290	176,124	180,769
Depreciation and amortization	32,597	34,914	65,151	68,519
	510,447	534,685	1,032,570	1,041,439
Operating Income	67,056	80,244	137,431	150,008

Other Income (Expense):
Interest expense	(3,904)	(4,607)	(9,146)	(9,227)
Interest income	794	1,544	1,822	3,096
Equity in results of affiliates	(158)	—	(289)	—
Miscellaneous, net	(1,247)	(285)	(1,000)	(706)
	(4,515)	(3,348)	(8,613)	(6,837)

Income before Income Taxes	62,541	76,896	128,818	143,171

Provision for Income Taxes	20,889	25,609	43,353	47,416

Net Income	$41,652	$51,287	$85,465	$95,755

Net Loss Attributable to Noncontrolling Interests	$34	$2	$30	$11

Net Income Attributable to AptarGroup, Inc.	$41,686	$51,289	$85,495	$95,766

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.63	$0.77	$1.29	$1.43
Diluted	$0.61	$0.74	$1.24	$1.37

Average Number of Shares Outstanding:
Basic	66,580	66,939	66,388	66,933
Diluted	68,758	69,438	68,940	69,902

Dividends per Common Share	$0.22	$0.18	$0.44	$0.36

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$41,652	$51,287	$85,465	$95,755
Other Comprehensive (Loss)/Income:
Foreign currency translation adjustments	(70,504)	38,260	(28,822)	106,004
Changes in treasury locks, net of tax	165	22	180	43
Net gain (loss) on derivatives, net of tax	—	—	(7)	6
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	60	27	121	107
Amortization of net loss included in net income, net of tax	684	164	1,371	677
Total defined benefit pension plan, net of tax	744	191	1,492	784
Total other comprehensive (loss)/ income	(69,595)	38,473	(27,157)	106,837

Comprehensive (Loss)/Income	(27,943)	89,760	58,308	202,592

Comprehensive Loss/(Income) Attributable To Noncontrolling Interests	38	(5)	35	1

Comprehensive (Loss)/Income Attributable to AptarGroup, Inc.	$(27,905)	$89,755	$58,343	$202,593

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2012	2011

Assets

Current Assets:
Cash and equivalents	$300,873	$377,616
Accounts and notes receivable, less allowance for doubtful accounts of $7,007 in 2012 and $8,257 in 2011	421,735	389,020
Inventories	299,321	285,155
Prepaid and other	88,198	92,159
	1,110,127	1,143,950

Property, Plant and Equipment:
Buildings and improvements	349,613	342,146
Machinery and equipment	1,728,491	1,687,521
	2,078,104	2,029,667
Less: Accumulated depreciation	(1,324,074)	(1,295,185)
	754,030	734,482
Land	19,932	20,233
	773,962	754,715

Other Assets:
Investments in affiliates	3,706	3,812
Goodwill	230,784	233,689
Intangible assets, net	4,706	4,374
Miscellaneous	23,953	18,755
	263,149	260,630
Total Assets	$2,147,238	$2,159,295

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2012	2011

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$125,948	$179,552
Current maturities of long-term obligations	4,796	4,116
Accounts payable and accrued liabilities	331,738	335,181
	462,482	518,849

Long-Term Obligations	253,454	254,910

Deferred Liabilities and Other:
Deferred income taxes	26,173	27,390
Retirement and deferred compensation plans	48,581	58,930
Deferred and other non-current liabilities	8,638	8,644
Commitments and contingencies	—	—
	83,392	94,964

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized; 83.4 and 82.8 million shares issued as of June 30, 2012 and December 31, 2011, respectively	845	827
Capital in excess of par value	403,135	364,855
Retained earnings	1,465,708	1,409,388
Accumulated other comprehensive income	33,166	60,318
Less treasury stock at cost, 16.8 and 16.9 million shares as of June 30, 2012 and December 31, 2011, respectively	(555,705)	(545,612)
Total AptarGroup, Inc. Stockholders’ Equity	1,347,149	1,289,776
Noncontrolling interests in subsidiaries	761	796

Total Stockholders’ Equity	1,347,910	1,290,572
Total Liabilities and Stockholders’ Equity	$2,147,238	$2,159,295

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2010:	$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income (loss)	95,766					(11)	95,755
Foreign currency translation adjustments		105,994				10	106,004
Changes in unrecognized pension gains/losses and related amortization, net of tax		784					784
Changes in treasury locks, net of tax		43					43
Net gain on derivatives, net of tax		6					6
Stock option exercises & restricted stock vestings			6	1	28,022		28,029
Cash dividends declared on common stock	(24,100)						(24,100)
Non-Controlling interest distribution						(27)	(27)
Treasury stock purchased				(40,826)			(40,826)
Balance – June 30, 2011:	$1,350,679	$230,593	$823	$(483,844)	$346,368	$823	$1,445,442

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income (loss)	85,495					(30)	85,465
Foreign currency translation adjustments		(28,817)				(5)	(28,822)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,492					1,492
Changes in treasury locks, net of tax		180					180
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			18	3	38,280		38,301
Cash dividends declared on common stock	(29,175)						(29,175)
Treasury stock purchased				(10,096)			(10,096)
Balance – June 30, 2012:	$1,465,708	$33,166	$845	$(555,705)	$403,135	$761	$1,347,910

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2012	2011

Cash Flows from Operating Activities:
Net income	$85,465	$95,755
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	64,485	66,780
Amortization	666	1,739
Stock option based compensation	8,689	9,414
Provision for doubtful accounts	(605)	634
Deferred income taxes	(478)	(3,528)
Defined benefit plan expense	7,154	5,721
Equity in results of affiliates in excess of cash distributions received	289	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(40,455)	(57,820)
Inventories	(20,793)	(34,888)
Prepaid and other current assets	5,163	(22,987)
Accounts payable and accrued liabilities	10,447	16,551
Income taxes payable	796	2,447
Retirement and deferred compensation plans	(20,978)	(15,823)
Other changes, net	(15,680)	1,512
Net Cash Provided by Operations	84,165	65,507

Cash Flows from Investing Activities:
Capital expenditures	(95,351)	(78,943)
Disposition of property and equipment	1,229	2,529
Investment in unconsolidated affiliate	(279)	—
Notes receivable, net	95	54
Net Cash Used by Investing Activities	(94,306)	(76,360)

Cash Flows from Financing Activities:
(Repayments) / Proceeds from notes payable	(53,792)	47,423
Proceeds of long-term obligations	539	—
Repayments of long-term obligations	—	(48,360)
Dividends paid	(29,175)	(24,100)
Credit facility costs	(1,121)	—
Proceeds from stock option exercises	25,003	13,858
Purchase of treasury stock	(10,096)	(40,826)
Excess tax benefit from exercise of stock options	4,380	4,346
Net Cash Used by Financing Activities	(64,262)	(47,659)

Effect of Exchange Rate Changes on Cash	(2,340)	23,409

Net Decrease in Cash and Equivalents	(76,743)	(35,103)
Cash and Equivalents at Beginning of Period	377,616	376,427
Cash and Equivalents at End of Period	$300,873	$341,324

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

In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide taxes on earnings that are deemed to be permanently reinvested.  The effective tax rate for 2012 includes the tax cost of repatriating $79 million of current year earnings, all of which was repatriated in the first half of 2012.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 12 for more information.

NOTE 2 - INVENTORIES

At June 30, 2012 and December 31, 2011, approximately 19% and 21%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	June 30,	December 31,
	2012	2011

Raw materials	$117,538	$116,751
Work in process	72,759	69,676
Finished goods	115,110	105,095
Total	305,407	291,522
Less LIFO Reserve	(6,086)	(6,367)
Total	$299,321	$285,155

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2011 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$179,095	$37,009	$17,585	$1,615	$235,304
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2011	$179,095	$37,009	$17,585	$—	$233,689
Foreign currency exchange effects	(2,182)	(557)	(166)	—	(2,905)
Goodwill	$176,913	$36,452	$17,419	$1,615	$232,399
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2012	$176,913	$36,452	$17,419	$—	$230,784

The table below shows a summary of intangible assets as of June 30, 2012 and December 31, 2011.

		June 30, 2012			December 31, 2011
	Weighted Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (Years)	Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	11	$18,633	$(17,775)	$858	$19,030	$(17,962)	$1,068
License agreements and other	2	24,479	(20,631)	3,848	23,840	(20,534)	3,306
Total intangible assets	6	$43,112	$(38,406)	$4,706	$42,870	$(38,496)	$4,374

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2012 and 2011 was $317 and $1,034, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2012 and 2011 was $666 and $1,739, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2012	$622	(remaining estimated amortization for 2012)
2013	1,114
2014	1,038
2015	878
2016 and thereafter	1,054

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2012.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended June 30,	2012	2011	2012	2011

Service cost	$1,808	$1,319	$509	$514
Interest cost	1,231	1,094	630	647
Expected return on plan assets	(1,404)	(1,002)	(379)	(460)

Amortization of net loss	965	416	118	199
Amortization of prior service cost	1	1	90	97
Net periodic benefit cost	$2,601	$1,828	$968	$997

	Domestic Plans		Foreign Plans
Six months ended June 30,	2012	2011	2012	2011

Service cost	$3,612	$2,689	$1,028	$1,030
Interest cost	2,459	2,228	1,275	1,295
Expected return on plan assets	(2,805)	(2,042)	(767)	(921)
Amortization of net loss	1,929	847	239	399
Amortization of prior service cost	2	2	182	194
Net periodic benefit cost	$5,197	$3,724	$1,957	$1,997

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company has contributed approximately $14.0 million to its domestic defined benefit plan during the first half of 2012 and does not anticipate any further contribution during 2012.  The Company also expects to contribute approximately $3.7 million to its foreign defined benefit plans in 2012 and has contributed approximately $1.0 million during the first half of 2012.

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

During the six months ended June 30, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

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

OTHER

As of June 30, 2012, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other, $0.7 million in miscellaneous other assets, $0.8 million in accounts payable and accrued liabilities, and $1.9 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of June 30, 2012 had an aggregate contract amount of $98 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2012

and December 31, 2011

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$302
		$—	$302
Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$285	$520
Foreign Exchange Contracts	Miscellaneous Other Assets	709	—
		$994	$520
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$752	$8,383
Foreign Exchange Contracts	Deferred and other non-current liabilities	1,860	2,005
		$2,612	$10,388

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended June 30, 2012 and June 30, 2011

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts	Other (Expense) Miscellaneous, net	$(8,351)	$(286)
		$(8,351)	$(286)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Six Months Ended June 30, 2012 and June 30, 2011

Derivatives in Cash Flow Hedging Relationships		Amount of Gain Recognized in OCI on Derivative (Effective Portion)
		2012	2011
Foreign Exchange Contracts		$—	$10
		$—	$10

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts	Other (Expense) Miscellaneous, net	$(1,235)	$(3,528)
		$(1,235)	$(3,528)

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

In 2010, a competitor filed a lawsuit against certain AptarGroup, Inc. subsidiaries alleging that certain processes performed by a supplier of a specific type of diptube utilized by the AptarGroup, Inc. subsidiaries in the manufacture of a specific type of pump infringes patents owned by the counterparty. This lawsuit sought an injunction barring the manufacture, use, sale and importation of this specific pump for use in fragrance containers.  In April 2012, the Company’s United States subsidiary was found to have infringed on patents owned by the counterparty within the United States.  The ruling does not apply to manufacture or sales of pumps in countries outside the United States and no damages were assessed.  The Company has appealed this ruling.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2012.

NOTE 7 — STOCK REPURCHASE PROGRAM

The Company did not repurchase any shares during the three months ended June 30, 2012.  The Company has repurchased approximately 189 thousand shares for an aggregate amount of $10.1 million for the six months ended June 30, 2012.  As of June 30, 2012, the Company has remaining authorization to repurchase 3.4 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.

NOTE 8 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2012		June 30, 2011
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$41,686	$41,686	$51,289	$51,289

Average equivalent shares
Shares of common stock	66,580	66,580	66,939	66,939
Effect of dilutive stock based compensation
Stock options	2,174	—	2,495	—
Restricted stock	4	—	4	—
Total average equivalent shares	68,758	66,580	69,438	66,939
Net income per share	$0.61	$0.63	$0.74	$0.77

	Six months ended
	June 30, 2012		June 30, 2011
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$85,495	$85,495	$95,766	$95,766

Average equivalent shares
Shares of common stock	66,388	66,388	66,933	66,933
Effect of dilutive stock based compensation
Stock options	2,543	—	2,963	—
Restricted stock	9	—	6	—
Total average equivalent shares	68,940	66,388	69,902	66,933
Net income per share	$1.24	$1.29	$1.37	$1.43

NOTE 9 — SEGMENT INFORMATION

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems.  The Company is organized into three reporting segments.  Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.  Operations that sell dispensing systems primarily to the prescription drug and consumer health care markets form the Pharma segment.  Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenue:
Beauty + Home	$372,853	$406,699	$753,689	$786,530
Pharma	133,033	139,077	273,234	271,272
Food + Beverage	75,684	74,525	151,506	143,249
Corporate & Other	—	36	—	82
Total Revenue	581,570	620,337	1,178,429	1,201,135

Less: Intersegment Sales:
Beauty + Home	$3,569	$3,961	$7,254	$7,530
Pharma	54	374	212	565
Food + Beverage	444	1,037	962	1,509
Corporate & Other	—	36	—	82
Total Intersegment Sales	$4,067	$5,408	$8,428	$9,688

Net Sales:
Beauty + Home	$369,284	$402,738	$746,435	$779,000
Pharma	132,979	138,703	273,022	270,707
Food + Beverage	75,240	73,488	150,544	141,740
Corporate & Other	—	—	—	—
Net Sales	$577,503	$614,929	$1,170,001	$1,191,447

Segment Income:
Beauty + Home	$33,652	$39,877	$66,624	$72,530
Pharma	31,110	40,369	70,482	79,257
Food + Beverage	7,853	8,613	14,641	16,185
Corporate & Other	(6,964)	(8,900)	(15,605)	(18,670)
Income before interest and taxes	$65,651	$79,959	$136,142	$149,302
Interest expense, net	(3,110)	(3,063)	(7,324)	(6,131)
Income before income taxes	$62,541	$76,896	$128,818	$143,171

NOTE 10 — ACQUISITIONS

On July 3, 2012, the Company acquired Rumpler - Technologies S.A., together with its direct and indirect subsidiaries (the “Stelmi Group”).  Further information about this transaction can be found in Note 15 — Subsequent Events.

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

The acquisitions described above have not had a material impact on the results of operations through the second quarter of 2012 or 2011 and therefore no proforma information is required.

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

Compensation expense recorded attributable to stock options for the first half of 2012 was approximately $8.7 million ($5.8 million after tax), or $0.09 per basic share and $0.08 per diluted share.  The income tax benefit related to this compensation expense was approximately $2.9 million.  Approximately $7.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first half of 2011 was approximately $9.4 million ($6.6 million after tax), or $0.10 per basic share and $0.09 per diluted share.  The income tax benefit related to this compensation expense was approximately $2.8 million.  Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.35 and $11.36 per share in 2012 and 2011, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:

Six months ended June 30,	2012	2011

Dividend Yield	1.8%	1.7%
Expected Stock Price Volatility	22.9%	23.3%
Risk-free Interest Rate	1.3%	2.7%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2012 was $10.59. The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2011 was $12.00.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:

Six months ended June 30,	2012	2011

Dividend Yield	1.7%	1.6%
Expected Stock Price Volatility	22.5%	22.9%
Risk-free Interest Rate	1.3%	2.5%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans during the first half of 2012 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2012	8,345,917	$32.90	270,000	$37.98
Granted	1,233,800	51.81	85,500	53.72
Exercised	(914,070)	25.60	(18,500)	25.67
Forfeited or expired	(22,405)	44.40	—	—
Outstanding at June 30, 2012	8,643,242	$36.34	337,000	$42.65
Exercisable at June 30, 2012	6,171,188	$31.62	173,167	$34.64

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2012	6.2		7.6
Exercisable at June 30, 2012	5.2		6.0

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2012	$128,097		$3,077
Exercisable at June 30, 2012	$119,933		$2,848

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2012	$25,101		$509
June 30, 2011	$22,232		$884

The fair value of shares vested during the six months ended June 30, 2012 and 2011 was $12.1 million and $11.1 million, respectively.  Cash received from option exercises was approximately $25 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $6.4 million in the six months ended June 30, 2012.  As of June 30, 2012, the remaining valuation of stock option awards to be expensed in future periods was $12.6 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of June 30, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2012	17,293	$39.21
Granted	13,092	52.52
Vested	(8,440)	37.47
Nonvested at June 30, 2012	21,945	$47.82

Compensation expense recorded attributable to restricted stock unit grants for the first half of 2012 and 2011 was approximately $282 thousand and $227 thousand, respectively.  The fair value of units vested during the six months ended June 30, 2012 and 2011 was $316 thousand and $346 thousand, respectively.  The intrinsic value of units vested during the six months ended June 30, 2012 and 2011 was $448 thousand and $492 thousand, respectively.  As of June 30, 2012 there was $510 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 12 — INCOME TAX UNCERTAINTIES

The Company had approximately $8.9 and $9.1 million recorded for income tax uncertainties as of June 30, 2012 and December 31, 2011, respectively.  The $0.2 million change in income tax uncertainties was primarily the result of currency changes.  The amount, if recognized, that would impact the effective tax rate is $8.3 and $8.5 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$994	$—	$994	$—
Total assets at fair value	$994	$—	$994	$—

Liabilities
Forward exchange contracts (a)	$2,612	$—	$2,612	$—
Total liabilities at fair value	$2,612	$—	$2,612	$—

As of December 31, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$520	$—	$520	$—
Total assets at fair value	$520	$—	$520	$—

Liabilities
Forward exchange contracts (a)	$10,690	$—	$10,690	$—
Total liabilities at fair value	$10,690	$—	$10,690	$—

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers its long term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long term obligations was $280 million as of June 30, 2012 and $283 million as of December 31, 2011.

NOTE 14 — FACILITIES CONSOLIDATION AND SEVERANCE

In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions.  The total costs associated with the consolidation/severance programs are $7.4 million.  The plan has been substantially completed, subject to the settlement of remaining reserve balances.

As of June 30, 2012 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning	Net Charges for			Ending
	Reserve at	the Six Months			Reserve at
	12/31/11	Ended 6/30/12	Cash Paid	FX Impact	6/30/12

Employee severance	$1,130	$(209)	$(40)	$(16)	$865
Other costs	17	(6)	—	—	11
Totals	$1,147	$(215)	$(40)	$(16)	$876

NOTE 15 — SUBSEQUENT EVENTS

On July 3, 2012, the Company completed its acquisition of Rumpler - Technologies S.A., together with its direct and indirect subsidiaries (the “Stelmi Group”).  The Stelmi Group is a producer of elastomer primary packaging components for injectable drug delivery and operates two manufacturing plants located in the Normandy region of France and also has a research and development facility located near Paris.  . The results of Stelmi Group will be included in the results of our Pharma reporting segment beginning in the third quarter of 2012.

The Company acquired all of the shares of the Stelmi Group for an enterprise value of approximately €165 million (approximately $207 million) in cash. For the three and six months ended June 30, 2012, we recognized $5.5 million and $5.8 million, respectively, in transaction costs related to the acquisition of the Stelmi Group.  These costs are reflected in the selling, research & development and administrative section of the Condensed Consolidated Statements of Income.

Due to the limited time since the completion of the acquisition, the initial accounting for this business combination is incomplete as of the date of this filing.  As such, we are not able to make certain business combination disclosures at this time, including amounts to be recognized at the acquisition date for the major classes of assets acquired, and liabilities assumed, including goodwill and other intangibles.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.6	66.6	67.6	66.5
Selling, research & development and administrative	15.2	14.7	15.1	15.2
Depreciation and amortization	5.6	5.7	5.6	5.7
Operating Income	11.6	13.0	11.7	12.6
Other income (expense)	(0.8)	(0.5)	(0.7)	(0.6)
Income before Income Taxes	10.8	12.5	11.0	12.0

Net Income	7.2%	8.3%	7.3%	8.0%

Effective Tax Rate	33.4%	33.3%	33.7%	33.1%

NET SALES

We reported net sales of $577.5 million for the quarter ended June 30, 2012, 6% below second quarter 2011 reported net sales of $614.9 million.  Excluding changes in foreign currency rates, sales increased by 2% in the second quarter of 2012 compared to the second quarter of 2011.  The average U.S. dollar exchange rate strengthened relative to the Euro and other foreign currencies, such as the Brazilian Real, Swiss Franc and British Pound, in the second quarter of 2012 compared to the second quarter of 2011, and as a result, changes in exchange rates had a negative impact of 8% on our reported sales growth.  Excluding changes in foreign currency rates, custom tooling sales decreased $2.1 million and acquisitions contributed $2.3 million to net sales in the second quarter of 2012.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total

Domestic	$166,320	29%	$165,077	27%	$337,629	29%	$325,065	27%
Europe	305,610	53%	357,878	58%	631,319	54%	692,984	58%
Other Foreign	105,573	18%	91,974	15%	201,053	17%	173,398	15%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 67.6% in the second quarter of 2012 compared to 66.6% in the same period a year ago.  This is primarily due to $1.3 million of costs related to the start-up of our manufacturing facility in Lincolnton, North Carolina and decreased sales volumes in our European businesses negatively impacting our ability to absorb fixed overhead expenses.

Cost of sales as a percent of net sales increased to 67.6% in the first half of 2012 compared to 66.5% in the same period a year ago.  This increase is due to $2.8 million of Lincolnton start-up costs and European sales volumes noted above as well as an increase in custom tooling sales to our customers.  We had a $4.8 million increase in sales of tooling to customers, excluding currency effects, in the first half of 2012 compared to the prior year period.  Traditionally, sales of custom tooling generate lower margins than our regular product sales; thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $2.7 million in the second quarter of 2012 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $3.9 million in the quarter.  Approximately $5.5 million of professional fees related to the acquisition of the Stelmi Group were recorded in the quarter, partially offset by a reduction in legal fees in the second quarter of 2012 compared to the prior year period.   SG&A as a percentage of net sales increased to 15.2% compared to 14.7% in the same period of the prior year due primarily to the decrease in reported net sales.

SG&A decreased by approximately $4.6 million in the first half of 2012 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $4.1 million in the first half of the year.  The increase is primarily due to the Stelmi Group transaction costs mentioned above.  Other normal inflationary increases were offset by the decrease in stock compensation expense of approximately $0.9 million due to lower substantive vesting requirements and a lower Black Scholes value.  For the first half of 2012, SG&A as a percentage of net sales decreased to 15.1% compared to 15.2% in the first half of 2011.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses decreased by approximately $2.3 million in the second quarter of 2012 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $0.4 million in the quarter compared to the same period a year ago.  This increase is primarily related to the start-up of our new facility in Lincolnton, North Carolina.  Depreciation and amortization as a percentage of net sales decreased slightly to 5.6% in the second quarter of 2012 compared to 5.7% for the same period a year ago.

For the first half of 2012, reported depreciation and amortization expenses decreased by approximately $3.4 million compared to the first half of 2011.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $0.2 million in the first half.  Depreciation and amortization as a percentage of net sales also decreased slightly to 5.6% compared to 5.7% for the same period a year ago.

OPERATING INCOME

Operating income decreased approximately $13.1 million in the second quarter of 2012 to $67.1 million compared to $80.2 million in the same period in the prior year.  Excluding changes in currency rates, operating income decreased by approximately $6.4 million in the quarter.  Stelmi transaction costs of approximately $5.5 million and slightly higher cost of sales were the primary reasons for the decrease in operating income.  Operating income as a percentage of net sales decreased to 11.6% in the second quarter of 2012 compared to 13.0% for the same period in the prior year mainly due to the negative factors impacting cost of sales and SG&A noted above.

Operating income decreased approximately $12.6 million in the first half of 2012 to $137.4 million compared to $150.0 million in the same period in the prior year.  Excluding changes in currency rates, operating income decreased by approximately $3.4 million in the first half of 2012.  The decrease is primarily due to the same reasons mentioned above for the second quarter results.  Operating income as a percentage of sales decreased to 11.7% in the first half of 2012 compared to 12.6% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2012 increased to $4.5 million from $3.3 million in the same period in the prior year.  This increase is due to $1.3 million of foreign currency losses primarily related to the mark to market of foreign exchange forward contracts taken out on intercompany payables.

Net other expenses for the six months ended June 30, 2012 also increased to $8.6 million from $6.8 million in the same period in the prior year due primarily to lower interest income of $1.3 million.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 33.4% and 33.7% for the three and six months ended June 30, 2012 compared to 33.3% and 33.1% for the same periods ended June 30, 2011.  The increase in the rate for the six months ended June 30, 2012 is related to the mix of earnings in higher tax countries and the French surtax enacted late in 2011.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $41.7 million and $85.5 million in the three and six months ended June 30, 2012, respectively, compared to $51.3 million and $95.8 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and household markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$369,284	$402,738	$746,435	$779,000
Segment Income	33,652	39,877	66,624	72,530
Segment Income as a percentage of Net Sales	9.1%	9.9%	8.9%	9.3%

Net sales for the quarter ended June 30, 2012 decreased 8% to $369.3 million compared to $402.7 million in the second quarter of the prior year.  Excluding changes in foreign currency rates, sales were flat in the second quarter of 2012 compared to the same quarter of the prior year.  Acquisitions accounted for $2.3 million of sales in the quarter.  Sales increases in Latin America and Asia were offset by decreased sales in Europe.  In spite of softness in demand in Europe, our global sales to the fragrance/cosmetic market remained equal to the prior year’s level (excluding exchange rate effects) and global sales to the personal care market decreased 1% to the prior year (excluding exchange rate effects).

Net sales decreased 4% in the first six months of 2012 to $746.4 million compared to $779.0 million in the first six months of the prior year.  Excluding changes in foreign currency rates, sales increased 2%.  Sales of our products, excluding foreign currency changes, to the fragrance/cosmetic and personal care markets increased approximately 2% and 1%, respectively, in the first half of 2012 compared to the first half of 2011, mainly due to growth in Asia and Latin America.

Segment income for the second quarter of 2012 decreased approximately 16% to $33.7 million compared to $39.9 million reported in the prior year.  Segment income was negatively impacted by the foreign currency changes and the lower sales volumes in Europe.  The positive impact from the timing of reduced resin cost pass throughs of approximately $600 thousand was partially offset by net foreign currency transaction losses.

Segment income in the first six months of 2012 decreased approximately 8% to $66.6 million compared to $72.5 million reported in the same period in the prior year.  The decrease in segment income in the first half of 2012 was primarily due to the foreign currency changes and lower sales volumes in Europe, as mentioned above.  Favorable resin cost pass throughs of $1.2 million and sales growth in Asia and Latin America helped to offset some of this decrease.

PHARMA SEGMENT

Operations that sell dispensing systems to the pharmaceutical market form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$132,979	$138,703	$273,022	$270,707
Segment Income	31,110	40,369	70,482	79,257
Segment Income as a percentage of Net Sales	23.4%	29.1%	25.8%	29.3%

Net sales for the Pharma segment decreased by 4% in the second quarter of 2012 to $133.0 million compared to $138.7 million in the second quarter of 2011.  Sales, excluding changes in foreign currency rates, increased 4%.  Sales, excluding foreign currency changes, to the prescription market increased 7% while sales to the consumer health care market decreased 2%.  While the prescription business continues to show good growth, we believe the lower sales in consumer health care are the result of possible destocking and reduction in demand from Eastern European countries.

Net sales for the first six months of 2012 increased approximately 1% to $273.0 million compared to $270.7 million in the first six months of the prior year.  Sales, excluding changes in foreign currency rates, increased 6%.  Sales, excluding foreign currency changes, to the prescription market increased approximately 9% while sales to the consumer health care market were flat.  The growth in sales to the prescription market is primarily due to an increase in sales of our nasal pumps to the allergy/rhinitis market.

Segment income in the second quarter of 2012 decreased approximately 23% to $31.1 million compared to $40.4 million reported in the same period in the prior year.  This decrease is mainly attributed to the inclusion of $5.5 million of costs related to the acquisition of the Stelmi Group and the negative impact of changes in exchange rates.

Segment income in the first six months of 2012 decreased approximately 11% to $70.5 million compared to $79.3 million reported in the same period of the prior year.  This decrease in segment income is due primarily to the same reasons mentioned above for the second quarter results, offset somewhat by the increased profits from higher prescription sales during the first quarter of 2012.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$75,240	$73,488	$150,544	$141,740
Segment Income	7,853	8,613	14,641	16,185
Segment Income as a percentage of Net Sales	10.4%	11.7%	9.7%	11.4%

Net sales for the quarter ended June 30, 2012 increased approximately 2% to $75.2 million compared to $73.5 million in the second quarter of the prior year.  Sales, excluding changes in foreign currency rates, increased 6%.  A reduction in tooling sales in the second quarter of 2012 was more than offset by increased product sales of more than 10%, excluding changes in foreign currency.  Excluding foreign currency changes, sales to the food market decreased 10% due to lower tooling sales compared to the second quarter of 2011.  Sales to the beverage market increased approximately 39% due to significant closure sales growth in Asia.

Net sales for the first six months of 2012 increased approximately 6% to $150.5 million compared to $141.7 million in the first six months of the prior year.  Excluding changes in foreign currency rates, sales increased 9%.  Sales, excluding foreign currency changes, to the food market decreased 2% due to lower tooling sales.  Sales, excluding foreign currency changes, to the beverage market increased approximately 28% due to the closure growth in Asia mentioned above.

Segment income in the second quarter of 2012 decreased approximately 9% to $7.9 million compared to $8.6 million during the same period in the prior year.  Increased research and development and selling costs of approximately $800 thousand along with $1.3 million of additional costs related to our new Lincolnton, North Carolina facility offset the additional margin from our increased product sales and the positive impact from the timing of reduced resin cost pass throughs of approximately $900 thousand.

Segment income in the first six months of 2012 decreased approximately 10% to $14.6 million compared to $16.2 million reported in the same period of the prior year.  The increased research and development and selling costs mentioned above along with the Lincolnton start-up costs of $2.8 million continue to offset our additional product sales margin.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 9.  Corporate & Other primarily includes certain corporate compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $7.0 million for the quarter ended June 30, 2012 compared to $8.9 million in the second quarter of the prior year mainly due to a favorable adjustment of $1.2 million to our LIFO reserve as resin prices have decreased.  This LIFO reserve is maintained at the corporate level as the segments all report on a FIFO basis for consistency.

Corporate & Other expense in the first six months of 2012 decreased to $15.6 million compared to $18.7 million reported in the same period of the prior year.  The decrease is mainly due to changes in our LIFO reserve of $1.5 million, the weaker Euro compared to the dollar and lower information system costs.

FOREIGN CURRENCY

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and South American and Asian currencies, among others.  We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  Changes in exchange rates on such inter-country sales could materially impact our results of operations. Recently, the weaker Brazilian Real vs. the U.S. Dollar and Euro has had a negative transaction impact on imported components and finished goods into South America.

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

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for 2012 compared to the prior year is as follows:

	2012	2011
First Quarter	$5.8	$7.7
Second Quarter	2.9	1.7
Third Quarter (estimated)	2.1	2.8
Fourth Quarter (estimated)	1.9	1.6
	$12.7	$13.8

BUSINESS EXPOSURE TO CERTAIN EUROPEAN COUNTRIES

Approximately 54% of the Company’s sales are recorded by European subsidiaries and are sold to European customers.  Nevertheless the Company does not have a significant amount of sales in Greece.  At the end of June 2012, the Company had approximately $1.7 million of outstanding receivables due from Greek customers with more than half covered by credit insurance.  The Company is currently not experiencing any slowdown in the payment of receivables from Greek customers but is monitoring carefully the situation.  The Company also does not have any significant suppliers located in Greece.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $300.9 million at June 30, 2012 from $377.6 million at December 31, 2011.  Total short and long-term interest bearing debt also decreased in the second quarter of 2012 to $384.2 million from $438.6 million at December 31, 2011.  These decreases are primarily due to the repatriation of approximately $79 million from Europe to the United States during 2012.  These repatriated funds were used to pay down a portion of our revolving credit facility.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 5.8% at the end of June 2012 compared to 4.5% at December 31, 2011.

In the first six months of 2012, our operations provided approximately $84.2 million in cash flow compared to $65.5 million for the same period a year ago.  The increase in cash provided by operations is primarily attributable to an improvement in working capital.  During the first half of 2012, we utilized the majority of the operating cash flows to finance capital expenditures.

We used $94.3 million in cash for investing activities during the first half of 2012, compared to $76.4 million during the same period a year ago.  The increase in cash used for investing activities is due primarily to an increase in capital expenditures of $16 million in the first half of 2012 compared to the first half of 2011.  Cash outlays for capital expenditures for 2012 are estimated to be approximately $180 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used $64.3 million in cash for financing activities during the first half of 2012 compared to $47.7 million during the same period a year ago.  The increase in cash used by financing activities was primarily due to a decrease in our borrowings as we were able to utilize repatriated funds to pay down a portion of our revolving credit facility.

On January 31, 2012, we entered into a new revolving credit facility that provides for unsecured financing of up to $300 million.  This new facility matures on January 31, 2017 and replaces a previously existing $200 million unsecured financing facility that would have matured in 2012 and was cancelled without any early termination penalty on January 31, 2012.  We initially drew $185 million in borrowings from the new credit facility, of which $165 million was used to repay in full the outstanding obligations under the previous credit facility.  Each borrowing under the new credit facility will bear interest at rates based on LIBOR, prime and other similar rates, in each case plus an applicable margin.  A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio.  The representations, covenants and events of default in the new credit facility are substantially similar to the representations, covenants and events of default contained in the previous credit facility.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2012
Debt to total capital ratio	Maximum of 55%	22.2%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at June 30, 2012 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $300.9 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  Our total cash and equivalents at June 30, 2012 was $300.9 million, of which 99% is located outside the U.S.  Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with any remaining positive cash flows from the U.S. operations and are supplemented by additional borrowings from our revolving credit facility and the repatriations of current year foreign earnings.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit of which $188 million was unused and available as of June 30, 2012 and believe we have the ability to borrow additional funds should the need arise.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We would not expect future impacts to be materially different.

We believe we are in a strong financial position and have the financial resources to meet business requirements in the foreseeable future.  We have historically used cash flow from operations as our primary source of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives.  The acquisition of the Stelmi group was funded with cash available from our European operations.  Other uses of liquidity include paying dividends to shareholders and repurchasing shares of our common stock.  In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

On July 17, 2012, the Board of Directors declared a quarterly dividend of $0.22 per share payable on August 30, 2012 to stockholders of record as of August 9, 2012.

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

OUTLOOK

We currently expect the softness in Europe and the challenging currency exchange rate environment to continue into the third quarter.  We are seeing some continued caution on the part of our customers, primarily from fragrance/cosmetic, personal care and consumer health care customers in Europe.

Currently we expect third quarter diluted earnings per share to be in the range of $0.61 to $0.66 per share compared to $0.72 per share reported in the prior year.  Had the current currency exchange rates been in place a year ago, the prior year’s earnings per share would have been approximately $0.65 per share.  In addition, prior year results were positively impacted by approximately $0.02 per share related to a lower effective tax rate.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Liquidity and Capital Resources, Off Balance Sheet Arrangements, and Operations Outlook sections of this Form 10-Q.  Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic, environmental and political conditions worldwide;
•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	changes in customer and/or consumer spending levels, including the recent slowdown in Europe;
•	our ability to contain costs and improve productivity;
•	our ability to successfully integrate the Stelmi acquisition;
•	the impact of the timing of purchase price accounting amortization;
•	our ability to increase prices;
•	significant fluctuations in foreign currency exchange rates;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	changes in capital availability or cost, including interest rate fluctuations;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war or terrorism;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	fiscal and monetary policy, including changes in worldwide tax rates;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;

•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of June 30, 2012 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2012.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$34,638	0.8329	31,284-36,858
Euro/U.S. Dollar	18,919	1.2678	18,919-23,890
Euro/Brazilian Real	14,116	3.0083	14,116-15,698
Euro/Mexican Peso	7,710	18.7680	7,710-7,710
Czech Koruna/Euro	6,709	0.0391	6,226-6,709
U.S. Dollar/Chinese Yuan	4,914	6.3643	3,366-4,914
Euro/Chinese Yuan	2,405	8.2406	2,405-3,037
British Pound/Euro	2,251	1.2340	2,076-2,649
U.S. Dollar/Brazilian Real	2,050	1.9252	2,050-2,600
U.S. Dollar/Euro	1,857	0.7909	1,060-1,857
Other	2,335
Total	$97,904

As of June 30, 2012, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other, $0.7 million in miscellaneous other assets, $0.8 million in accounts payable and accrued liabilities and $1.9 million in deferred and other non-current liabilities in the balance sheet.

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

The Company had one foreign currency cash flow hedge until March 15, 2012.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, had hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  On March 15, 2012, the loan and foreign currency forward contracts were repaid.  During the quarter ended June 30, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2012, the Plan purchased 4,076 shares of our Common Stock on behalf of the participants at an average price of $54.43 per share, for an aggregate amount of $222 thousand, and sold 1,260 shares of our Common Stock on behalf of the participants at an average price of $51.17 per share, for an aggregate amount of $64 thousand.  At June 30, 2012, the Plan owns 30,592 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

4/1 – 4/30/12	—	$—	—	3,400,691
5/1 – 5/31/12	—	—	—	3,400,691
6/1 – 6/30/12	—	—	—	3,400,691
Total	—	$—	—	3,400,691

The Company announced the existing repurchase program on July 19, 2011.  There is no expiration date for this repurchase program.

ITEM 6.  EXHIBITS

Exhibit 2.1	Share Purchase Agreement, dated as of May 30, 2012, between Mr. Jean-Jacques Rumpler, Mr. Gérard Rumpler, Ms. Annette Pomerat, Ms. Evelyne Fournier Rumpler and Aptargroup Holding SAS.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on August 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets — June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 6, 2012

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Share Purchase Agreement, dated as of May 30, 2012, between Mr. Jean-Jacques Rumpler, Mr. Gérard Rumpler, Ms. Annette Pomerat, Ms. Evelyne Fournier Rumpler and Aptargroup Holding SAS.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on August 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets — June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements.