Form 10-Q
period 2012-09-30
APTARGROUP INC
filed 2012-11-02
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

815-477-0424

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at October 29, 2012
Common Stock, $.01 par value per share	66,415,810 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2012

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	$589,598	$601,196	$1,759,599	$1,792,643
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	407,368	406,768	1,198,663	1,198,919
Selling, research & development and administrative	80,094	86,716	256,218	267,485
Depreciation and amortization	35,248	33,505	100,399	102,024
	522,710	526,989	1,555,280	1,568,428
Operating Income	66,888	74,207	204,319	224,215

Other Income (Expense):
Interest expense	(4,721)	(4,141)	(13,867)	(13,368)
Interest income	335	1,626	2,157	4,722
Equity in results of affiliates	(229)	126	(518)	126
Miscellaneous, net	753	(580)	(247)	(1,286)
	(3,862)	(2,969)	(12,475)	(9,806)

Income before Income Taxes	63,026	71,238	191,844	214,409

Provision for Income Taxes	20,925	21,995	64,278	69,411

Net Income	$42,101	$49,243	$127,566	$144,998

Net Loss Attributable to Noncontrolling Interests	$26	$54	$56	$65

Net Income Attributable to AptarGroup, Inc.	$42,127	$49,297	$127,622	$145,063

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.63	$0.74	$1.92	$2.17
Diluted	$0.62	$0.72	$1.86	$2.08

Average Number of Shares Outstanding:
Basic	66,541	66,381	66,439	66,747
Diluted	68,353	68,677	68,711	69,616

Dividends per Common Share	$0.22	$0.22	$0.66	$0.58

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$42,101	$49,243	$127,566	$144,998
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	19,027	(111,260)	(9,795)	(5,256)
Changes in treasury locks, net of tax	14	22	194	65
Net (loss) gain on derivatives, net of tax	—	(5)	(7)	1
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	59	60	180	167
Amortization of net loss included in net income, net of tax	683	369	2,054	1,046
Total defined benefit pension plan, net of tax	742	429	2,234	1,213
Total other comprehensive income/(loss)	19,783	(110,814)	(7,374)	(3,977)

Comprehensive Income/(Loss)	61,884	(61,571)	120,192	141,021

Comprehensive Loss Attributable To Noncontrolling Interests	21	46	56	47

Comprehensive Income/(Loss) Attributable to AptarGroup, Inc.	$61,905	$(61,525)	$120,248	$141,068

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2012	2011

Assets

Current Assets:
Cash and equivalents	$174,287	$377,616
Accounts and notes receivable, less allowance for doubtful accounts of $7,507 in 2012 and $8,257 in 2011	422,514	389,020
Inventories	310,496	285,155
Prepaid and other	91,309	92,159
	998,606	1,143,950

Property, Plant and Equipment:
Buildings and improvements	357,814	342,146
Machinery and equipment	1,814,879	1,687,521
	2,172,693	2,029,667
Less: Accumulated depreciation	(1,365,895)	(1,295,185)
	806,798	734,482
Land	20,943	20,233
	827,741	754,715

Other Assets:
Investments in affiliates	3,526	3,812
Goodwill	344,639	233,689
Intangible assets, net	51,928	4,374
Miscellaneous	30,882	18,755
	430,975	260,630
Total Assets	$2,257,322	$2,159,295

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2012	2011

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$13,026	$179,552
Current maturities of long-term obligations	5,720	4,116
Accounts payable and accrued liabilities	361,861	335,181
	380,607	518,849

Long-Term Obligations	379,110	254,910

Deferred Liabilities and Other:
Deferred income taxes	49,458	27,390
Retirement and deferred compensation plans	62,772	58,930
Deferred and other non-current liabilities	7,089	8,644
Commitments and contingencies	—	—
	119,319	94,964

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized; 83.8 and 82.8 million shares issued as of September 30, 2012 and December 31, 2011, respectively	837	827
Capital in excess of par value	417,090	364,855
Retained earnings	1,493,180	1,409,388
Accumulated other comprehensive income	52,944	60,318
Less treasury stock at cost, 17.4 and 16.9 million shares as of September 30, 2012 and December 31, 2011, respectively	(586,505)	(545,612)
Total AptarGroup, Inc. Stockholders’ Equity	1,377,546	1,289,776
Noncontrolling interests in subsidiaries	740	796

Total Stockholders’ Equity	1,378,286	1,290,572
Total Liabilities and Stockholders’ Equity	$2,257,322	$2,159,295

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2010:	$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income (loss)	145,063					(65)	144,998
Foreign currency translation adjustments		(5,274)				18	(5,256)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,213					1,213
Changes in treasury locks, net of tax		65					65
Net gain on derivatives, net of tax		1					1
Stock option exercises & restricted stock vestings			8	69	34,070		34,147
Cash dividends declared on common stock	(38,769)						(38,769)
Non-Controlling interest distribution						(27)	(27)
Treasury stock purchased				(79,640)			(79,640)
Balance – September 30, 2011:	$1,385,307	$119,771	$825	$(522,590)	$352,416	$777	$1,336,506

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income (loss)	127,622					(56)	127,566
Foreign currency translation adjustments		(9,795)					(9,795)
Changes in unrecognized pension gains/losses and related amortization, net of tax		2,234					2,234
Changes in treasury locks, net of tax		194					194
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			10	3	52,235		52,248
Cash dividends declared on common stock	(43,830)						(43,830)
Treasury stock purchased				(40,896)			(40,896)
Balance – September 30, 2012:	$1,493,180	$52,944	$837	$(586,505)	$417,090	$740	$1,378,286

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2012	2011

Cash Flows from Operating Activities:
Net income	$127,566	$144,998
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	98,501	100,099
Amortization	1,898	1,925
Stock option based compensation	10,773	12,160
(Recovery)/Provision for doubtful accounts	(327)	1,188
Deferred income taxes	(3,644)	(4,710)
Defined benefit plan expense	10,855	8,126
Equity in results of affiliates in excess of cash distributions received	518	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(14,365)	(19,655)
Inventories	(11,819)	(29,230)
Prepaid and other current assets	6,342	(31,111)
Accounts payable and accrued liabilities	(2,963)	15,252
Income taxes payable	4,716	(3,747)
Retirement and deferred compensation plans	(19,260)	(13,770)
Other changes, net	(11,273)	3,250
Net Cash Provided by Operations	197,518	184,775

Cash Flows from Investing Activities:
Capital expenditures	(133,016)	(126,710)
Disposition of property and equipment	2,430	1,656
Intangible assets acquired	—	129
Acquisition of business, net of cash acquired	(187,840)	—
Investment in unconsolidated affiliate	(279)	—
Notes receivable, net	7	48
Net Cash Used by Investing Activities	(318,698)	(124,877)

Cash Flows from Financing Activities:
(Repayments)/Proceeds from notes payable	(166,911)	97,360
Proceeds from long-term obligations	125,029	—
Repayments of long-term obligations	—	(49,342)
Dividends paid	(43,830)	(38,769)
Credit facility costs	(1,470)	—
Proceeds from stock option exercises	35,239	17,098
Purchase of treasury stock	(40,896)	(79,640)
Excess tax benefit from exercise of stock options	6,006	4,564
Net Cash Used by Financing Activities	(86,833)	(48,729)

Effect of Exchange Rate Changes on Cash	4,684	(16,167)

Net Decrease in Cash and Equivalents	(203,329)	(4,998)
Cash and Equivalents at Beginning of Period	377,616	376,427
Cash and Equivalents at End of Period	$174,287	$371,429

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - INVENTORIES

At September 30, 2012 and December 31, 2011, approximately 18% and 21%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	September 30,	December 31,
	2012	2011

Raw materials	$121,284	$116,751
Work in process	71,677	69,676
Finished goods	123,684	105,095
Total	316,645	291,522
Less LIFO Reserve	(6,149)	(6,367)
Total	$310,496	$285,155

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2011 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$179,095	$37,009	$17,585	$1,615	$235,304
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2011	$179,095	$37,009	$17,585	$—	$233,689
Acquisition	—	109,749	—	—	109,749
Foreign currency exchange effects	(719)	1,991	(71)	—	1,201
Goodwill	$178,376	$148,749	$17,514	$1,615	$346,254
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2012	$178,376	$148,749	$17,514	$—	$344,639

The table below shows a summary of intangible assets as of September 30, 2012 and December 31, 2011.

		September 30, 2012			December 31, 2011

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	11	$19,062	$(18,333)	$729	$19,030	$(17,962)	$1,068
Technology	15	37,915	(632)	37,283	—	—	—
License agreements and other	5	35,225	(21,309)	13,916	23,840	(20,534)	3,306
Total intangible assets	10	$92,202	$(40,274)	$51,928	$42,870	$(38,496)	$4,374

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2012 and 2011 was $1,232 and $186, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2012 and 2011 was $1,898 and $1,925, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2012	$1,276	(remaining estimated amortization for 2012)
2013	4,831
2014	4,795
2015	4,550
2016 and thereafter	36,476

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2012.

NOTE 4 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended September 30,	2012	2011	2012	2011

Service cost	$1,831	$1,405	$573	$517
Interest cost	1,247	1,165	660	650
Expected return on plan assets	(1,422)	(1,566)	(371)	(462)
Amortization of net loss	978	398	116	200
Amortization of prior service cost	1	1	88	97
Net periodic benefit cost	$2,635	$1,403	$1,066	$1,002

	Domestic Plans		Foreign Plans
Nine months ended September 30,	2012	2011	2012	2011

Service cost	$5,443	$4,095	$1,601	$1,547
Interest cost	3,706	3,392	1,935	1,945
Expected return on plan assets	(4,227)	(3,608)	(1,138)	(1,383)
Amortization of net loss	2,907	1,245	355	599
Amortization of prior service cost	3	3	270	291
Net periodic benefit cost	$7,832	$5,127	$3,023	$2,999

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company has contributed approximately $14.0 million to its domestic defined benefit plan during the first half of 2012 and does not anticipate any further contribution during 2012.  The Company also expects to contribute approximately $6.0 million to its foreign defined benefit plans in 2012 and has contributed approximately $1.3 million as of September 30, 2012.

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

During the nine months ended September 30, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

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

OTHER

As of September 30, 2012, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other, $0.8 million in miscellaneous other assets, $2.6 million in accounts payable and accrued liabilities, and $0.3 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2012 had an aggregate contract amount of $98 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2012

and December 31, 2011

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$302
		$—	$302
Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$407	$520
Foreign Exchange Contracts	Miscellaneous Other Assets	754	—
		$1,161	$520
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$2,593	$8,383
Foreign Exchange Contracts	Deferred and other non-current liabilities	260	2,005
		$2,853	$10,388

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended September 30, 2012 and September 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2012	2011
Foreign Exchange Contracts	$—	$(5)
	$—	$(5)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts	Other (Expense) Miscellaneous, net	$(81)	$168
		$(81)	$168

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Nine Months Ended September 30, 2012 and September 30, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2012	2011
Foreign Exchange Contracts	$—	$6
	$—	$6

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts	Other (Expense) Miscellaneous, net	$(1,316)	$(3,360)
		$(1,316)	$(3,360)

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

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 30, 2012.

NOTE 7 – STOCK REPURCHASE PROGRAM

During the three and nine months ended September 30, 2012, the Company repurchased approximately 610 thousand and 799 thousand shares for aggregate amounts of $30.8 million and $40.9 million, respectively.  As of September 30, 2012, the Company has a remaining authorization to repurchase 2.8 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.

NOTE 8 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2012		September 30, 2011
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$42,127	$42,127	$49,297	$49,297

Average equivalent shares
Shares of common stock	66,541	66,541	66,381	66,381
Effect of dilutive stock based compensation
Stock options	1,804	—	2,291	—
Restricted stock	8	—	5	—
Total average equivalent shares	68,353	66,541	68,677	66,381
Net income per share	$0.62	$0.63	$0.72	$0.74

	Nine months ended
	September 30, 2012		September 30, 2011
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$127,622	$127,622	$145,063	$145,063

Average equivalent shares
Shares of common stock	66,439	66,439	66,747	66,747
Effect of dilutive stock based compensation
Stock options	2,259	—	2,863	—
Restricted stock	13	—	6	—
Total average equivalent shares	68,711	66,439	69,616	66,747
Net income per share	$1.86	$1.92	$2.08	$2.17

NOTE 9 – SEGMENT INFORMATION

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems.  The Company is organized into three reporting segments.  Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems primarily to the prescription drug and consumer health care markets form the Pharma segment.  Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Total Revenue:
Beauty + Home	$362,077	$391,535	$1,115,766	$1,178,065
Pharma	156,044	146,521	429,278	417,793
Food + Beverage	75,245	68,101	226,751	211,350
Corporate & Other	—	40	—	122
Total Revenue	593,366	606,197	1,771,795	1,807,330

Less: Intersegment Sales:
Beauty + Home	$3,601	$4,034	$10,855	$11,564
Pharma	(56)	76	156	641
Food + Beverage	223	851	1,185	2,360
Corporate & Other	—	40	—	122
Total Intersegment Sales	$3,768	$5,001	$12,196	$14,687

Net Sales:
Beauty + Home	$358,476	$387,501	$1,104,911	$1,166,501
Pharma	156,100	146,445	429,122	417,152
Food + Beverage	75,022	67,250	225,566	208,990
Corporate & Other	—	—	—	—
Net Sales	$589,598	$601,196	$1,759,599	$1,792,643

Segment Income:
Beauty + Home	$30,050	$32,025	$96,674	$104,555
Pharma	34,194	44,801	104,676	124,058
Food + Beverage	9,611	6,891	24,252	23,076
Corporate & Other	(6,443)	(9,964)	(22,048)	(28,634)
Income before interest and taxes	$67,412	$73,753	$203,554	$223,055
Interest expense, net	(4,386)	(2,515)	(11,710)	(8,646)
Income before income taxes	$63,026	$71,238	$191,844	$214,409

NOTE 10 – ACQUISITIONS

On July 3, 2012, the Company completed its acquisition of Rumpler - Technologies S.A., together with its direct and indirect subsidiaries (“Stelmi”).  Stelmi is a producer of elastomer primary packaging components for injectable drug delivery and operates two manufacturing plants located in the Normandy region of France and also has a research and development facility located near Paris.  The Company acquired all of the shares of Stelmi.  The purchase price paid for Stelmi (net of cash acquired) was approximately $188 million and was funded by cash on hand.

Stelmi contributed sales of $25.3 million and a pretax loss of $2.1 million (including $5.0 million of fair value and other acquisition adjustments) for the three months ended September 30, 2012.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Pharma reporting segment.

For the three and nine months ended September 30, 2012, we recognized $0.2 million and $6.0 million, respectively, in transaction costs related to the acquisition of Stelmi.  These costs are reflected in the selling, research & development and administrative section of the Condensed Consolidated Statements of Income.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.  If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company may refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

July 3, 2012
Assets
Cash and equivalents	$68,335
Accounts receivable	23,540
Inventories	16,826
Prepaid and other	3,256
Property, plant and equipment	42,073
Goodwill	109,749
Intangible assets	47,134
Other miscellaneous assets	5,236

Liabilities
Current maturities of long-term obligations	675
Accounts payable and accrued liabilities	25,900
Long-term obligations	885
Deferred income taxes	22,439
Retirement and deferred compensation plans	10,076
Net assets acquired	$256,174

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset

Customer relationships	15	$7,438
Technology	15	37,191
Trademark	4	2,505
Total		$47,134

Goodwill in the amount of $109.7 million was recorded for the acquisition of Stelmi and is included in the Pharma segment.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill largely consists of leveraging the Company’s commercial presence in selling the Stelmi line of products in markets where Stelmi didn’t previously operate and the ability of Stelmi to maintain its competitive advantage from a technical viewpoint.  Goodwill will not be amortized, but will be tested for impairment at least annually.  We do not expect any of the goodwill will be deductible for tax purposes.

The unaudited pro forma results presented below include the effects of the Stelmi acquisition as if it had occurred as of January 1, 2011.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory.  The 2012 supplemental pro forma earnings were adjusted to exclude $4.3 million (after tax) of transaction costs, including consulting, legal, and advisory fees.  The 2012 supplemental pro forma earnings were adjusted to exclude $2.7 million (after tax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.  The 2011 supplemental pro forma earnings were adjusted to include these adjustments.

The pro forma results do not include any synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2012	2011	2012	2011

Net Sales	$589,598	$625,954	$1,823,660	$1,881,421
Net Income Attributable to AptarGroup, Inc.	44,628	51,492	138,839	145,118
Net Income per common share - basic	0.67	0.78	2.09	2.17
Net Income per common share - diluted	0.65	0.75	2.02	2.08

In November 2011, the Company acquired a 20% minority investment in Oval Medical Technologies Limited (Oval Medical) for approximately $3.2 million.  In February 2012, the Company acquired an additional 2% minority investment for approximately $0.3 million.  Oval Medical has broad expertise in the design and development of injectable drug delivery devices.  This investment represents an opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach.  This investment is being accounted for under the equity method of accounting from the date of acquisition.

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

The Oval Medical and TKH acquisitions described above did not have a material impact on the consolidated financial statements and therefore pro forma information is not presented.

NOTE 11 – STOCK-BASED COMPENSATION

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

Compensation expense recorded attributable to stock options for the first nine months of 2012 was approximately $10.8 million ($7.2 million after tax), or $0.11 per basic and diluted share.  The income tax benefit related to this compensation expense was approximately $3.6 million.  Approximately $9.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first nine months of 2011 was approximately $12.1 million ($8.5 million after tax), or $0.13 per basic share and $0.12 per diluted share.  The income tax benefit related to this compensation expense was approximately $3.6 million.  Approximately $11.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.35 and $11.36 per share in 2012 and 2011, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2012	2011

Dividend Yield	1.8%	1.7%
Expected Stock Price Volatility	22.9%	23.3%
Risk-free Interest Rate	1.3%	2.7%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan during the first nine months of 2012 was $10.59.  The fair value of stock options granted under the Director Stock Option Plan during the first nine months of 2011 was $12.00.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2012	2011

Dividend Yield	1.7%	1.6%
Expected Stock Price Volatility	22.5%	22.9%
Risk-free Interest Rate	1.3%	2.5%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans as of September 30, 2012, and changes during the nine months then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2012	8,345,917	$32.90	270,000	$37.98
Granted	1,245,300	51.81	85,500	53.72
Exercised	(1,292,803)	25.37	(34,500)	25.67
Forfeited or expired	(25,321)	44.45	(9,000)	48.02
Outstanding at September 30, 2012	8,273,093	$36.88	312,000	$43.37
Exercisable at September 30, 2012	5,792,455	$32.06	157,167	$35.55

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2012	6.1		7.5
Exercisable at September 30, 2012	5.0		6.1

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2012	$122,783		$2,775
Exercisable at September 30, 2012	$113,823		$2,540

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2012	$34,674		$937
September 30, 2011	$25,475		$970

The fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $12.1 million and $11.1 million, respectively.  Cash received from option exercises was approximately $35.2 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $9.0 million in the nine months ended September 30, 2012.  Cash received from option exercises was approximately $17.1 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $6.3 million in the nine months ended September 30, 2011.  As of September 30, 2012, the remaining valuation of stock option awards to be expensed in future periods was $10.6 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of September 30, 2012, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2012	17,293	$39.21
Granted	17,592	52.52
Vested	(8,440)	37.47
Forfeited	(333)	35.08
Nonvested at September 30, 2012	26,112	$48.79

Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2012 and 2011 was approximately $438 and $247 thousand, respectively.  The fair value of units vested during the nine months ended

September 30, 2012 and 2011 was $316 and $346 thousand, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2012 and 2011 was $448 and $492 thousand, respectively.  As of September 30, 2012 there was $590 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 12 – INCOME TAX UNCERTAINTIES

The Company had approximately $8.6 and $9.1 million recorded for income tax uncertainties as of September 30, 2012 and December 31, 2011, respectively.  The $0.5 million change in income tax uncertainties was primarily from the result of currency changes and the lapse of statute of limitations in foreign jurisdictions.  The amount, if recognized, that would impact the effective tax rate is $8.0 and $8.5 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 13 – FAIR VALUE

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

•                   Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,161	$—	$1,161	$—
Total assets at fair value	$1,161	$—	$1,161	$—

Liabilities
Forward exchange contracts (a)	$2,853	$—	$2,853	$—
Total liabilities at fair value	$2,853	$—	$2,853	$—

As of December 31, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$520	$—	$520	$—
Total assets at fair value	$520	$—	$520	$—

Liabilities
Forward exchange contracts (a)	$10,690	$—	$10,690	$—
Total liabilities at fair value	$10,690	$—	$10,690	$—

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers its long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $409 million as of September 30, 2012 and $283 million as of December 31, 2011.

NOTE 14 – FACILITIES CONSOLIDATION AND SEVERANCE

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

As of September 30, 2012 we have recorded the following activity associated with our consolidation/severance programs:

	Beginning	Net Charges for			Ending
	Reserve at	the Nine Months			Reserve at
	12/31/11	Ended 9/30/12	Cash Paid	FX Impact	9/30/12

Employee severance	$1,130	$(209)	$(40)	$(3)	$878
Other costs	17	(6)	—	—	11
Totals	$1,147	$(215)	$(40)	$(3)	$889

NOTE 15 – SUBSEQUENT EVENT

On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities.  Two of the related facilities are expected to close and this would impact approximately 170 employees.  The locations involved in the operations optimization plan are facilities that are serving the beauty, personal care, food, beverage, and consumer health care markets.  The total costs associated with the plan are estimated to be approximately €14 million (approximately $18 million using current exchange rates) of which approximately €4 million (approximately $5 million using current exchange rates) relates to non-cash expenses.  Annual savings are estimated to be approximately €9 million (approximately $12 million using current exchange rates) beginning in late 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	69.1	67.7	68.1	66.9
Selling, research & development and administrative	13.6	14.4	14.6	14.9
Depreciation and amortization	6.0	5.6	5.7	5.7
Operating Income	11.3	12.3	11.6	12.5
Other expense	(0.6)	(0.5)	(0.7)	(0.5)
Income before income taxes	10.7	11.8	10.9	12.0

Net income	7.1%	8.2%	7.2%	8.1%

Effective Tax Rate	33.2%	30.9%	33.5%	32.4%

NET SALES

We reported net sales of $589.6 million for the quarter ended September 30, 2012, 2% below third quarter 2011 reported net sales of $601.2 million.  Stelmi sales contributed $25.3 million which represents a 4% increase to the quarterly sales.  The average U.S. dollar exchange rate strengthened relative to the Euro and other foreign currencies, such as the Brazilian Real, Swiss Franc and British Pound, in the third quarter of 2012 compared to the third quarter of 2011, and as a result, changes in exchange rates had a negative impact of 8% on our reported sales growth.  Excluding acquisitions and changes in foreign currency rates, sales increased by 2% in the third quarter of 2012 compared to the third quarter of 2011.  Custom tooling sales accounted for approximately 1% of the 2% core sales growth in the third quarter of 2012.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total

Domestic	$168,584	29%	$161,650	27%	$506,214	29%	$486,715	27%
Europe	312,910	53%	339,548	56%	944,230	54%	1,032,532	58%
Other Foreign	108,104	18%	99,998	17%	309,155	17%	273,396	15%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 69.1% in the third quarter of 2012 compared to 67.7% in the third quarter of 2011. $3.8 million of this increase is related to the fair value adjustments that were recorded for the acquisition date Stelmi inventory.  Excluding Stelmi, 2012 cost of sales represented 68.5% of net sales.  The remaining increase is primarily due to decreased sales volumes in our European businesses, which negatively impact our ability to absorb fixed overhead expenses, $0.8 million of Lincolnton start-up costs and increased tooling sales.  We had a $4.0 million increase in sales of tooling to customers, excluding currency effects, in the third quarter of 2012 compared to the prior year period.  Traditionally, sales of custom tooling generate lower margins than our regular product sales; thus, an increase in sales of custom tooling negatively impacted cost of sales as a percentage of sales.

Cost of sales as a percent of net sales increased to 68.1% in the first nine months of 2012 compared to 66.9% in the same period a year ago.  Excluding Stelmi, 2012 cost of sales represented 67.9% of net sales.  The increase is due to $3.6 million of Lincolnton start-up costs as well as the European sales volume decreases and the tooling sales increases noted above.  We had an $8.8 million increase in sales of tooling to customers, excluding currency effects, in the first nine months of 2012 compared to the prior year period resulting in a negative impact to our cost of sales percentage.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $6.6 million in the third quarter of 2012 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $0.2 million in the quarter.  Stelmi contributed operational costs of $3.7 million and transaction costs of $0.2 million in the third quarter of 2012.  This increase is offset by lower professional fees as higher legal costs were incurred in 2011 and also by lower personnel costs (particularly in the Beauty + Home segment).  SG&A as a percentage of net sales decreased to 13.6% compared to 14.4% in the same period of the prior year due primarily to the decrease in expenses noted above.

SG&A decreased by approximately $11.3 million for the nine months ended September 30, 2012 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $4.2 million in the first nine months of the year.  Increases due to Stelmi operational costs of $3.7 million and transaction costs of $6.0 million were offset by the reduction in professional fees and personnel costs as mentioned above.  For the nine months ended September 30, 2012, SG&A as a percentage of net sales decreased to 14.6% compared to 14.9% of net sales in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $1.7 million in the third quarter of 2012 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.5 million in the quarter compared to the same period a year ago.  This increase is primarily related to $2.9 million of Stelmi costs reported in the third quarter of 2012.  The remaining increase is related to the additional investments in our new facility in Lincolnton, North Carolina and general capital investment increases across all three business segments.  Depreciation and amortization as a percentage of net sales increased slightly to 6.0% in the third quarter of 2012 compared to 5.6% for the same period a year ago.

Depreciation and amortization expenses decreased approximately $1.6 million in the first nine months of 2012 to $100.4 million compared to $102.0 million for the first nine months of 2011.  Excluding changes in foreign currency rates, the expense would have increased by approximately $4.7 million for the nine month period.  Stelmi represented $2.9 million of the increase in the first nine months of 2012.  The remaining increase is due to the reasons discussed above.  Depreciation and amortization as a percentage of net sales was 5.7% for both the nine months ended September 30, 2012 and September 30, 2011.

OPERATING INCOME

Operating income decreased approximately $7.3 million in the third quarter of 2012 to $66.9 million compared to $74.2 million in the same period in the prior year.  Excluding changes in foreign currency rates, operating income decreased by approximately $0.5 million in the quarter compared to the same period a year ago.  Stelmi contributed a $2.1 million operating loss in the third quarter of 2012.  The remaining $1.6 million increase to operating income is mainly due to the SG&A cost improvements mentioned above.  Operating income as a percentage of net sales decreased to 11.3% in the third quarter of 2012 compared to 12.3% for the same period in the prior year mainly due to the negative impact of the Stelmi purchase accounting costs.

Operating income decreased approximately $19.9 million in the first nine months of 2012 to $204.3 million compared to $224.2 million in the same period in the prior year.  Excluding changes in foreign currency rates, operating income decreased by approximately $3.9 million in the first nine months of 2012 compared to the same period a year ago.  Stelmi contributed a $2.1 million operating loss in the first nine months of 2012.   Excluding Stelmi and the changes in foreign currency rates, operating income decreased by approximately $1.9 million in the first nine months of 2012 compared to the same period a year ago.  The increase in sales, excluding the impact of Stelmi and changes in foreign currency, was not enough to completely offset the incremental depreciation related to our capital investments.  Operating income as a percentage of sales decreased to 11.6% in the first nine months of 2012 compared to 12.5% for the same period in the prior year.  This is primarily due to the same reasons mentioned above.

NET OTHER EXPENSE

Net other expenses in the third quarter of 2012 increased $0.9 million to $3.9 million in the third quarter of 2012 from $3.0 million in the same period in the prior year.  This increase is mainly due to $1.3 million of lower interest income and $0.6 million higher interest expense related to converting part of our short-term borrowing to long-term in order to lock in the historically low interest rates.  This is partially offset by $1.2 million of foreign currency gains primarily related to the mark to market of foreign exchange forward contracts taken out on intercompany payables.

Net other expenses for the nine months ended September 30, 2012 increased $2.7 million to $12.5 million from $9.8 million in the same period in the prior year due primarily to $2.6 million lower interest income and $0.5 million higher borrowing expenses partially offset by $0.9 million of foreign currency gains as noted above.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 33.2% for the three months ended September 30, 2012 compared to 30.9% for the same period ended September 30, 2011.  During the third quarter of 2011, the tax rate was favorably impacted by a reduction in the amount of current year earnings that were planned to be repatriated from foreign operations in 2011.  The tax rate for the three months ended September 30, 2012 was negatively impacted by a French surtax enacted late in 2011.

The reported effective tax rate increased to 33.5% for the nine months ended September 30, 2012 compared to 32.4% for the same period ended September 30, 2011. The increase in the rate for the nine months ended September 30, 2012 was related to the mix of earnings in higher tax countries and the French surtax mentioned above.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $42.1 million and $127.6 million in the three and nine months ended September 30, 2012, respectively, compared to $49.3 million and $145.1 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	$358,476	$387,501	$1,104,911	$1,166,501
Segment Income	30,050	32,025	96,674	104,555
Segment Income as a percentage of Net Sales	8.4%	8.3%	8.7%	9.0%

Net sales for the quarter ended September 30, 2012 decreased 7% to $358.5 million compared to $387.5 million in the third quarter of the prior year.  Excluding foreign currency changes, sales increased 1% in the third quarter of 2012 compared to the same quarter of the prior year.  Sales, excluding foreign currency changes, to the fragrance/cosmetics market were down 2% while sales to the personal care market increased approximately 6% in the third quarter of 2012 compared to the same period in the prior year. Geographically, strong sales in Asia and Latin America were partially offset by continued softness in Europe.  Customer tooling sales, on a constant currency basis, decreased slightly when compared to the prior year.

Net sales decreased 5% in the first nine months of 2012 to $1.1 billion compared to $1.2 billion in the first nine months of the prior year.  Excluding foreign currency changes, sales increased 1% for the first nine months of 2012 compared to the same period of the prior year.  Sales of our products, excluding foreign currency changes, to the fragrance/cosmetics market increased approximately 1% while sales to the personal care market increased approximately 2% in the first nine months of 2012 compared to the first nine months of 2011 mainly due to sales growth in Asia and Latin America.

Segment income for the third quarter of 2012 decreased approximately 6% to $30.1 million from $32.0 million reported in the same period in the prior year.  The negative impacts of foreign currency changes, inflation in Latin America and the lower sales volumes in Europe were partially offset by lower legal fees and the positive impact from the timing of reduced resin cost pass-throughs of approximately $375 thousand.

Segment income for the first nine months of 2012 decreased approximately 8% to $96.7 million compared to $104.6 million reported in the same period in the prior year.  The decrease in segment income in the first nine months of 2012 was primarily due to foreign currency changes and lower sales volumes in Europe, as mentioned above.  Favorable resin cost pass-through of $1.7 million and sales growth in Asia and Latin America helped to offset some of this decrease.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug and consumer health care markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	$156,100	$146,445	$429,122	$417,152
Segment Income	34,194	44,801	104,676	124,058
Segment Income as a percentage of Net Sales	21.9%	30.6%	24.4%	29.7%

Net sales for the Pharma segment increased by 7% in the third quarter of 2012 to $156.1 million compared to $146.4 million in the third quarter of 2011.  Stelmi sales were $25.3 million and represented 18% of the increase.  Foreign currency changes negatively impacted sales by 9%.  Excluding acquisitions and changes in foreign currency rates, sales decreased by 2% in the third quarter of 2012 compared to the third quarter of 2011.  Excluding acquisitions and foreign currency rate changes, sales to the prescription market increased 4% while sales to the consumer health care market decreased 13%.  While the prescription business continues to show good growth, we believe the lower sales of our products to the consumer health care market are the result of slowing sales in Eastern Europe and Russia.

Net sales for the first nine months of 2012 increased approximately 3% to $429.1 million compared to $417.2 million in the first nine months of the prior year.  Stelmi sales were $25.3 million and represented 6% of the increase.  Foreign currency changes negatively impacted sales by 6%.  Excluding acquisitions and changes in foreign currency rates, sales increased by 3% in the first nine months of 2012 compared to the first nine months of 2011.  Excluding acquisitions and foreign currency rate changes, sales to the prescription market increased 7% while sales to the consumer health care market decreased 4%.  The growth in sales to the prescription market is primarily due to an increase in sales of our nasal pumps to the allergy/rhinitis market.  The decrease in sales of our products to the consumer health care market is due primarily to slowing sales of our customers in Eastern Europe and Russia and also last year was an all-time record for sales of our products to the consumer health care market.

Segment income in the third quarter of 2012 decreased approximately 24% to $34.2 million compared to $44.8 million reported in the same period in the prior year.  This decrease is mainly attributed to $5.0 million of Stelmi fair value and other acquisition adjustments and the negative impact of changes in exchange rates.

Segment income in the first nine months of 2012 decreased approximately 16% to $104.7 million compared to $124.1 million reported in the same period of the prior year.  This decrease is due to the Stelmi fair value and other acquisition adjustments mentioned above along with Stelmi transaction costs of $6.0 million and the negative impact of changes in exchange rates. These expenses are offset somewhat by the increased profits from higher prescription sales during the nine months of 2012.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	$75,022	$67,250	$225,566	$208,990
Segment Income	9,611	6,891	24,252	23,076
Segment Income as a percentage of Net Sales	12.8%	10.2%	10.8%	11.0%

Net sales for the quarter ended September 30, 2012 increased approximately 12% to $75.0 million compared to $67.3 million in the third quarter of the prior year.  Sales, excluding changes in foreign currency rates, increased 16%.  Excluding foreign currency rate changes, sales to the food market were down 4% while sales to the beverage market increased approximately 56% in the third quarter of 2012 compared to the same period in the prior year.  Excluding changes in foreign currency rates, product sales increased $6.4 million mainly due to beverage sales in Asia while tooling sales increased $3.7 million due to custom beverage projects in North America.

Net sales for the first nine months of 2012 increased approximately 8% to $225.6 million compared to $209.0 million in the first nine months of the prior year.  Excluding changes in foreign currency rates, sales increased 11%.  Excluding foreign currency rate changes, sales to the food market decreased 2% while the sales to the beverage market increased approximately 37%.

Segment income in the third quarter of 2012 increased approximately 39% to $9.6 million compared to $6.9 million during the same period in the prior year.  Increased volumes and better product mix along with a $0.8 million positive impact from the timing of reduced resin cost pass-throughs more than offset $0.8 million of additional costs related to our new Lincolnton, North Carolina facility.

Segment income in the first nine months of 2012 increased approximately 5% to $24.3 million compared to $23.1 million reported in the same period of the prior year.  Increased volumes and better product mix again helped to offset increases in research and development, and selling costs of approximately $2.5 million and Lincolnton start-up costs of approximately $3.6 million.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 9.  Corporate & Other primarily includes certain corporate compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $6.4 million for the quarter ended September 30, 2012 compared to $10.0 million in the third quarter of the prior year mainly due to lower professional fees and personnel costs.

Corporate & Other expense in the first nine months of 2012 decreased to $22.0 million compared to $28.6 million reported in the same period of the prior year.  The decrease is mainly due to lower professional fees and personnel costs mentioned above along with changes in our LIFO reserve of $1.5 million.  This LIFO reserve is maintained at the corporate level as the segments all report on a FIFO basis for consistency.

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

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2012 compared to 2011 is as follows:

	2012	2011
First Quarter	$5.8	$7.7
Second Quarter	2.9	1.7
Third Quarter	2.1	2.8
Fourth Quarter (estimated)	1.9	1.6
	$12.7	$13.8

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $174.3 million at September 30, 2012 from $377.6 million at December 31, 2011 primarily due to the Stelmi acquisition that was completed in July of 2012.  Total short and long-term interest bearing debt decreased in the first nine months of 2012 to $397.9 million from $438.6 million at December 31, 2011.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 14.0% at the end of September 2012 compared to 4.5% at December 31, 2011.

In the first nine months of 2012, our operations provided approximately $197.5 million in cash flow compared to $184.8 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to an improvement in working capital.  During the first nine months of 2012, we utilized the majority of the operating cash flows to finance capital expenditures.

We used $318.7 million in cash for investing activities during the first nine months of 2012, compared to $124.9 million during the same period a year ago. The increase in cash used for investing activities is due primarily to the acquisition of Stelmi of $187.8 million and an increase in capital expenditures of $6.3 million in the first nine months of 2012 compared to the first nine months of 2011.  Cash outlays for capital expenditures for 2012 are estimated to be approximately $180 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used approximately $86.8 million of cash on financing activities in the first nine months of 2012 compared to $48.7 million in cash used in the first nine months of the prior year.  The increase in cash used by financing activities was primarily due to a decrease in our borrowings as we were able to utilize repatriated funds to pay down a portion of our revolving credit facility.

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

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2012
Debt to total capital ratio	Maximum of 55%	22.4%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at September 30, 2012 before the 55% requirement would be exceeded.

To take advantage of low interest rates, we funded a $125 million private placement on September 5, 2012, consisting of $75 million of 10 year notes at an interest rate of 3.25% and $50 million of 12 year notes at an interest rate of 3.40%.  Incremental interest expense for the quarter was approximately $180 thousand.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $174.3 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  Our total cash and equivalents at September 30, 2012 was $174.3 million, nearly all of which is located outside the U.S.  Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with any remaining positive cash flows from the U.S. operations and are supplemented by additional borrowings from our revolving credit facility and the repatriations of current year foreign earnings.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit of which $297 million was unused and available as of September 30, 2012 and believe we have the ability to borrow additional funds should the need arise.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We would not expect future impacts to be materially different.

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

On October 25, 2012, the Board of Directors declared a quarterly dividend of $0.22 per share payable on November 28, 2012 to stockholders of record as of November 7, 2012.

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

In July 2012, the FASB also amended the guidance on the annual testing of indefinite-lived intangible assets (other than goodwill) for impairment.  The amended guidance will allow companies to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards.  This guidance will be effective for the Company’s fiscal year ending December 31, 2013, with early adoption permitted.  The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

We continue to be encouraged by the level of new project dialogue we are having with our customers.  We are also optimistic that our market-focused approach will yield new applications for our innovative dispensing technologies.  Nevertheless, we expect further challenges in the fourth quarter, including continued currency exchange rate headwinds, ongoing softness in certain markets driven by economic uncertainties, and decreased demand for our prescription nasal spray pumps, mainly due to the generic allergy market having a high level of inventory at this time.

Our fourth quarter earnings per share guidance does not include any impact from our European operations optimization plan.  Currently, we anticipate earnings per share for the fourth quarter, including approximately $0.03 per share from the results of Stelmi, to be in the range of $0.53 to $0.58 compared to $0.57 per share a year ago.  Had today’s currency exchange rates been in place a year ago, we estimate that the prior year’s fourth quarter earnings per share would have been approximately $0.54 per share.

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

•                   the timing and successful completion of our European operation optimization plan;

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

The table below provides information as of September 30, 2012 about our forward currency exchange contracts.  The majority of the contracts expire before the end of 2012.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$29,033	0.8250	29,033-36,938
Euro/U.S. Dollar	19,204	1.2976	19,204-25,482
Euro/Brazilian Real	13,117	3.0044	13,117-15,688
Euro/Mexican Peso	7,830	18.7680	7,830-7,830
Czech Koruna/Euro	7,202	0.0408	7,016-7,359
U.S. Dollar/Chinese Yuan	4,714	6.3743	4,714-7,264
Euro/Chinese Yuan	3,213	7.9781	3,136-4,280
U.S. Dollar/Brazilian Real	2,920	2.0177	2,920-4,320
British Pound/Euro	2,791	1.2429	2,179-3,034
Chinese Yuan/U.S. Dollar	1,940	0.1576	1,670-3,570
Euro/Swiss Franc	1,276	1.2091	0-1,276
Chinese Yuan/Euro	1,247	0.1213	745-1,619
U.S. Dollar/Euro	1,164	0.7701	1,164-2,953
Other	2,384
Total	$98,035

As of September 30, 2012, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other, $0.8 million in miscellaneous other assets, $2.6 million in accounts payable and accrued liabilities and $0.3 million in deferred and other non-current liabilities in the balance sheet.

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

The Company had one foreign currency cash flow hedge until March 15, 2012.  A French subsidiary of AptarGroup, AptarGroup Holding SAS, had hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real.  The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest.  On March 15, 2012, the loan and foreign currency forward contracts were repaid.  During the nine months ended September 30, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2012, the Company implemented an enterprise resource planning system at an entity located in Switzerland.  Consequently, the control environment has been modified at this location.  Other than this item, no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2012, the Plan purchased 950 shares of our Common Stock on behalf of the participants at an average price of $51.78 per share, for an aggregate amount of $49 thousand, and sold 1,488 shares of our Common Stock on behalf of the participants at an average price of $50.57 per share, for an aggregate amount of $75 thousand.  At September 30, 2012, the Plan owns 30,054 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

7/1 – 7/31/12	51,000	$50.40	51,000	3,349,691
8/1 – 8/31/12	390,992	50.07	390,992	2,958,699
9/1 – 9/30/12	168,008	51.52	168,008	2,790,691
Total	610,000	$50.49	610,000	2,790,691

The Company announced the existing repurchase program on July 19, 2011.  There is no expiration date for this repurchase program.

ITEM 5.  OTHER INFORMATION

On October 31, 2012, the Company entered into new employment agreements with Stephen J. Hagge, President and Chief Executive Officer, Patrick F. Doherty, President of Aptar Beauty + Home, Robert W. Kuhn, Chief Financial Officer, Executive Vice President and Secretary, and Eldon W. Schaffer, President, Aptar Food +Beverage.

Mr. Hagge’s employment agreement provides for employment through December 31, 2014 at a minimum salary of $900,000 per year, which amount may be increased (but not decreased) over the remaining term of the agreement.  In addition to participation in executive benefit programs on the same basis as other executives, Mr. Hagge is entitled to supplementary term life and supplementary long-term disability insurance coverage.  The term of Mr. Hagge’s agreement will automatically be extended as of each January 1st commencing January 1, 2013, for one additional year unless either AptarGroup or Mr. Hagge terminates such automatic extension by written notice to the other party at least 30 days prior to the automatic extension date, but in no event will such term extend beyond December 31, 2016.

If employment ends on account of death, Mr. Hagge’s estate will receive one-half of the annual salary that Mr. Hagge would have received until the second anniversary of his death.  If employment ends due to the expiration of the agreement, Mr. Hagge is entitled to receive an amount equal to one year’s salary (based on the salary then in effect) and medical and life insurance benefits he would have otherwise received for a period of one year following the expiration date.  If Mr. Hagge terminates the agreement without “good reason” (as defined in the agreement) or he retires, he is not entitled to payments or benefits under the employment agreement (other than certain accrued amounts and plan benefits which by their terms extend beyond termination of employment).  If Mr. Hagge is terminated without “cause” (as defined in the agreement), he is entitled to receive his base salary then in effect (at the times it would have been paid) until the date on which the agreement was scheduled to expire.

After a change in control of AptarGroup, if Mr. Hagge’s employment is terminated by AptarGroup or its successor other than for cause, disability or death, or if Mr. Hagge terminates his employment for “good reason,” in each case within two years following the change in control, Mr. Hagge is entitled to receive a lump-sum payment equal to (i) three times his highest annualized salary during the 12-month period preceding the termination and (ii) three times his average annual performance incentive in respect of the three fiscal years of AptarGroup immediately preceding the fiscal year in which the change in control occurs, plus a prorated annual performance incentive and the continuation of medical, disability and life insurance benefits for three years.  In the event that such payments subject Mr. Hagge to excise tax under Section 4999 of the Internal Revenue Code, Mr. Hagge has agreed to eliminate the “gross-up” payment that previously would have reimbursed him for such excise tax.  Instead, the payments to Mr. Hagge will be reduced if doing so provides him with a greater after-tax amount.  The agreement contains certain noncompetition and nonsolicitation covenants prohibiting Mr. Hagge from, among other things, becoming employed by a competitor of AptarGroup for a period of one or two years following termination (depending on the nature of the termination).  The agreement permits AptarGroup to recoup any incentive-based or other compensation to the extent required under AptarGroup’s clawback or recoupment policy or applicable law.

The employment agreements with Patrick F. Doherty, Robert W. Kuhn and Eldon W. Schaffer contain terms that are substantially identical to Mr. Hagge’s agreement, including the automatic annual extension provisions, except that each of these agreements will not continue later than December 31st of the year in which the executive turns 65 and except that:

Mr. Doherty will receive a minimum salary of $470,000 per year, which amount may be increased (but not decreased) over the remaining term of the agreement, and if Mr. Doherty’s employment is terminated by AptarGroup or its successor other than for cause, disability or death, or if Mr. Doherty terminates his employment for “good reason,” in each case within two years following a change in control, Mr. Doherty is entitled to receive a lump-sum payment equal to (i) two and one-half times his highest annualized salary during the 12-month period preceding the termination and (ii) two and one-half times his average annual performance incentive in respect of the three fiscal years of AptarGroup immediately preceding the fiscal year in which the change in control occurs, plus a prorated annual performance incentive and the continuation of medical, disability and life insurance benefits for two and one-half years;

Mr. Kuhn will receive a minimum salary of $450,000 per year, which amount may be increased (but not decreased) over the remaining term of the agreement, and if Mr. Kuhn’s employment is terminated by AptarGroup or its successor other than for cause, disability or death, or if Mr. Kuhn terminates his employment for “good reason,” in each case within two years following a change in control, Mr. Kuhn is entitled to receive a lump-sum payment equal to (i) two and one-half times his highest annualized salary during the 12-month period preceding the termination and (ii) two and one-half times his average annual performance incentive in respect of the three fiscal years of AptarGroup immediately preceding the fiscal year in which the change in control occurs, plus a prorated annual performance incentive and the continuation of medical, disability and life insurance benefits for two and one-half years; and

        Mr. Schaffer will receive a minimum salary of $335,000 per year, which amount may be increased (but not decreased) over the remaining term of the agreement and if Mr. Schaffer’s employment is terminated by AptarGroup or its successor other than for cause, disability or death, or if Mr. Schaffer terminates his employment for “good reason,” in each case within two years following a change in control, Mr. Schaffer is entitled to receive a lump-sum payment equal to (i) two and one-half times his highest annualized salary during the 12-month period preceding the termination and (ii) two and one-half times his average annual performance incentive in respect of the three fiscal years of AptarGroup immediately preceding the fiscal year in which the change in control occurs, plus a prorated annual performance incentive and the continuation of medical, disability and life insurance benefits for two and one-half years.

The foregoing description of the employment agreements with each of Mr. Hagge, Mr. Kuhn, Mr. Doherty and Mr. Schaffer is qualified in its entirety by reference to the full text of the employment agreements, copies of which are attached hereto as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit 4.1

Second Supplemental Note Purchase Agreement, dated as of September 5, 2012, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on September 5, 2012, is hereby incorporated by reference.

Exhibit 4.2

Form of AptarGroup, Inc. 3.25% Series 2008-C-1 Senior Notes Due September 5, 2022, filed as Exhibit 4.2 to AptarGroup, Inc.’s Current Report on Form 8-K filed on September 5, 2012, is hereby incorporated by reference.

Exhibit 4.3

Form of AptarGroup, Inc. 3.40% Series 2008-C-2 Senior Notes Due September 5, 2024, filed as Exhibit 4.3 to AptarGroup, Inc.’s Current Report on Form 8-K filed on September 5, 2012, is hereby incorporated by reference.

Exhibit 10.1	Employment Agreement effective January 1, 2012 of Stephen J. Hagge.

Exhibit 10.2	Employment Agreement effective January 1, 2012 of Robert W. Kuhn.

Exhibit 10.3	Employment Agreement effective January 1, 2012 of Patrick F. Doherty.

Exhibit 10.4	Employment Agreement effective January 1, 2012 of Eldon W. Schaffer.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on November 2, 2012, formatted in Extensible Business Reporting Language

(XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets - September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 2, 2012

INDEX OF EXHIBITS

Exhibit
Number	Description

4.1

Second Supplemental Note Purchase Agreement, dated as of September 5, 2012, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on September 5, 2012, is hereby incorporated by reference.

4.2

Form of AptarGroup, Inc. 3.25% Series 2008-C-1 Senior Notes Due September 5, 2022, filed as Exhibit 4.2 to AptarGroup, Inc.’s Current Report on Form 8-K filed on September 5, 2012, is hereby incorporated by reference.

4.3

Form of AptarGroup, Inc. 3.40% Series 2008-C-2 Senior Notes Due September 5, 2024, filed as Exhibit 4.3 to AptarGroup, Inc.’s Current Report on Form 8-K filed on September 5, 2012, is hereby incorporated by reference.

10.1	Employment Agreement effective January 1, 2012 of Stephen J. Hagge.

10.2	Employment Agreement effective January 1, 2012 of Robert W. Kuhn.

10.3	Employment Agreement effective January 1, 2012 of Patrick F. Doherty.

10.4	Employment Agreement effective January 1, 2012 of Eldon W. Schaffer.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on November 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets - September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2012 and 2011 and (vi) the Notes to Condensed Consolidated Financial Statements.