Form 10-K
period 2012-12-31
APTARGROUP INC
filed 2013-02-28
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2012 was $3,275,207,521.

The number of shares outstanding of common stock, as of February 21, 2013, was 66,213,433 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 8, 2013 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2012

i /ATR

2012 Form 10-K

PART I

ITEM 1.    BUSINESS

BUSINESS OF APTARGROUP

 We are a leading global solution provider of a broad range of innovative packaging delivery solutions primarily for the beauty, personal care, home care, pharmaceutical, food and beverage markets. Our creative packaging solutions enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market.

        Our business was started in the late 1940's, manufacturing and selling aerosol valves in the United States, and has grown primarily through the acquisition of relatively small companies and internal expansion. We were incorporated in Delaware in 1992. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as "AptarGroup" or the "Company".

        We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer accounting for greater than 6% of our 2012 net sales.

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

DESCRIPTION OF APTARGROUP'S REPORTING SEGMENTS

FINANCIAL INFORMATION ABOUT SEGMENTS

 The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. AptarGroup's organizational structure consists of three market-focused business segments which are Beauty + Home, Pharma and Food + Beverage. This is a strategic structure which allows us to be more closely aligned with our customers and the markets in which they operate. Operations that sell dispensing systems primarily to the beauty, personal care and home care markets form the Beauty + Home segment. Operations that sell dispensing systems or primary packaging components to the prescription drug and consumer health care markets form the Pharma segment. Operations that sell dispensing systems to the food and beverage markets form the Food + Beverage segment. Each of these three business segments is described more fully below. A summary of revenue, by segment, from external customers, profitability and total assets based upon this reporting structure for each of the last three years is shown in Note 15 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

BEAUTY + HOME

 The Beauty + Home segment is our largest segment in terms of net sales and total assets representing 63% and 53% of AptarGroup's Net Sales and Total Assets, respectively. The Beauty + Home segment primarily sells pumps, closures, aerosol valves and accessories to the personal care and home care markets and pumps and decorative components to the beauty market. We believe we are the leading supplier of beauty and personal care fine mist spray pumps worldwide and the second largest supplier of personal care lotion pumps worldwide. We believe we are also one of the largest continuous spray aerosol

1 /ATR

2012 Form 10-K

valve suppliers worldwide. We believe we are the largest supplier of dispensing closures in the United States, and the second largest supplier in Europe.

 Beauty.    Sales to the beauty market accounted for approximately 46% of the segment's total net sales in 2012. The beauty market requires a broad range of spray pumps and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. Our cosmetic lotion pumps, airless dispensing systems and lotion sampling devices, and decorative capabilities will also provide growth opportunities. We have experienced significant growth in recent years in South America particularly in the sales of our products to the fragrance market and we believe there are significant opportunities for growth in the sale of our products for cosmetic applications in Asia.

 Personal Care.    Sales to the personal care market accounted for approximately 44% of the segment's total net sales in 2012. Personal care products include fine mist spray pumps, lotion pumps, closures and continuous spray aerosol valves. Typical personal care spray pump applications include hair care, body care and sun care products. Typical lotion pump applications include skin moisturizers, hand sanitizers and soap. Typical personal care closures applications include shampoos and conditioners. Typical personal care continuous aerosol valve applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous aerosol valve offerings.

 Home Care.    Sales to the home care market accounted for approximately 8% of the segment's total net sales in 2012. Home care products primarily use continuous or metered dose spray aerosol valves, closures and to a lesser degree spray and lotion pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure applications include liquid detergents and household cleansers. Spray and lotion pump applications primarily include household and industrial cleaners.

PHARMA

 The Pharma segment is our second largest segment in terms of net sales and total assets, accounting for 25% and 29% of AptarGroup's Net Sales and Total Assets, respectively, and is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves ("MDI's") to the pharmaceutical market worldwide and we believe we are the number three supplier of elastomer primary packaging components worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that the conversion from traditional medication forms such as pills to value-added, convenient dispensing systems will continue to offer opportunities for our business.

 Prescription.    Sales to the prescription market accounted for approximately 72% of the segment's total net sales in 2012. Pumps sold to the prescription market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Recently, our nasal dispensing pumps were also sold on pain management products primarily for post-operative pain management. Potential opportunities for conversion from pills to pump dispensing systems include treatment for vaccines, additional cold and flu treatments and hormone replacement therapies.

        MDI's are used for dispensing precise amounts of medication. This aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. Currently the majority of our MDI's sold are used for respiratory ailments.

        We continue to develop new dispensing systems and accessories in this segment. Our innovative dose indicator for use with MDI's lets patients know how many doses are left in a container. This dose indicator recently launched in the market on two different products—a European asthma medication and a U.S. allergy treatment. We also developed new delivery device technologies featuring lock-out capabilities. We are also entering new categories such as sleep aids and hormone replacement therapies. While we expect that these new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

        On July 3, 2012, the Company completed its acquisition of Rumpler—Technologies S.A., together with its direct and indirect subsidiaries ("Stelmi") for approximately $188 million. Stelmi is a producer of elastomer primary packaging components for injectable drug delivery and operates two manufacturing plants located in the Normandy region of France and also has a research and development facility located near Paris.

        During 2011, we acquired a minority investment in Oval Medical Technologies Limited (Oval Medical) for approximately $3.2 million. Oval Medical has broad expertise in the design and development of injectable drug delivery devices. This

2 /ATR

2012 Form 10-K

acquisition represents a significant opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach.

 Consumer Health Care.    Sales to the consumer health care market accounted for approximately 28% of the segment's total net sales in 2012. Applications for this market are similar to the pharmaceutical market; however these applications are sold over the counter without a prescription. Typical consumer health care spray pump applications include nasal decongestants, nasal salines and cough and cold applications. Typical consumer health care valve applications include nasal saline using our bag-on valve technology. Other products sold to this market include dispensing closures primarily for ophthalmic liquid products and lotion and airless systems for dermal applications.

FOOD + BEVERAGE

 The Food + Beverage segment is our smallest segment in terms of net sales and total assets representing 12% and 10% of AptarGroup's Net Sales and Total Assets, respectively, but is our fastest growing segment. We primarily sell dispensing closures and to a lesser degree, non-dispensing closures, spray pumps and aerosol valves to the food and beverage markets.

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

 Food.    Sales to the food market accounted for approximately 56% of the segment's total net sales in 2012. Food products primarily use dispensing closures and to a lesser degree, non-dispensing closures, spray pumps and aerosol valves. Applications for dispensing closures include sauces, condiment and powdered infant formula closures while non-dispensing closures include granular and powder additives. Applications for continuous spray valves include cooking sprays. Spray pump applications primarily include butter or salad dressing sprays.

 Beverage.    Sales to the beverage market accounted for approximately 41% of the segment's total net sales in 2012. Beverage products primarily utilize dispensing closure technologies. Sales of dispensing closures to the beverage market have increased significantly over the last several years as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and recently concentrated water flavorings.

        We believe there are good growth opportunities in the food and beverage markets reflecting the continued and growing acceptance in this market of our dispensing technology, and additional conversion from traditional packages to packages using dispensing closure systems, in particular for the single and multi-serve non-carbonated beverage industry. We expanded our North American presence in 2011 by investing in a facility in Lincolnton, North Carolina which primarily serves our Food + Beverage customers. During 2010, we acquired assets related to a licensed technology that bonds aluminum to plastic (BAPTM). This technology allows for a liner with a pull ring to be bonded directly to the container providing added convenience for the consumer in the removal of the liner and is being used in certain powdered infant formula and fruit preservative closures.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY

 We seek to enhance our position as a leading global solution provider of innovative packaging delivery solutions by (i) expanding geographically, (ii) converting non-convenient, non-dispensing applications to convenient dispensing systems, (iii) replacing current dispensing applications with more value-added dispensing products and (iv) developing or acquiring new dispensing, safety or security technologies.

        We are committed to expanding geographically to serve local and multinational customers in existing and emerging areas. Targeted areas include Asia, South America, and Eastern Europe. During 2011, we acquired a producer of dispensing closures and added a separate pharmaceutical manufacturing facility, both in India, to expand our geographic presence in the country. We continue to invest increasing amounts of our capital expenditures in these areas to be able to produce locally and increase our product offerings.

        We believe significant opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food and beverage markets for single and multi-serve non-carbonated beverages, condiments, cooking oils and infant formula. In the beauty market, potential conversion includes creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have developed and patented a thin sprayable dispensing system that can be inserted into magazines to replace the traditional scent strips. We believe this innovative system offers growth opportunities, particularly for fragrance samples. We have also developed a similar miniature flat sample for viscous creams as well as a small pump for use on vials for cosmetic lotions.

3 /ATR

2012 Form 10-K

        In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems to our more convenient dispensing pump or MDI systems. Examples of opportunities in the pharmaceutical market include ways to dispense vaccines, cold and flu treatments, hormone replacement therapies, breakthrough pain medication, sleep aids and ophthalmic applications. Examples of opportunities in the beauty and home care markets include replacing closures on sun care applications with our bag-on valve technology and replacing finger actuators on fragrance applications with bulb atomizers.

        We are committed to developing or acquiring new dispensing technologies that can lead to the development of completely new dispensing systems or can complement our existing product offerings. In 2012, we acquired Stelmi which produces elastomer primary packaging components for injectable drug delivery. We also manufacture decorative packaging components primarily for the high end of the beauty market. This technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components. We have also acquired assets related to the BAPTM technology that provides opportunities for additional product applications requiring a liner. In 2011, we acquired a minority investment in Oval Medical for their broad expertise in the design and development of injectable drug delivery devices. This investment along with the acquisition of Stelmi, represents a significant opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach.

RESEARCH AND DEVELOPMENT

 One of our competitive strengths is our commitment to innovation. Our commitment to innovation has resulted in an emphasis on research and development. Our research and development activities are directed toward developing affordable new innovative packaging delivery solutions and adapting existing products for new markets or customer requirements. Our research and development personnel are primarily located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities, net of certain research and development credits, were $65.4 million, $67.0 million and $51.4 million in 2012, 2011 and 2010, respectively.

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

TECHNOLOGY

 We have technical expertise regarding injection molding and high-speed assembly. We also have expertise regarding the formulation and finish of elastomer and silicone components. In addition, we offer a variety of sterilization options for elastomer components for the pharmaceutical industry. Pumps and aerosol valves require the assembly of several different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we assemble products in a high-speed, cost-effective manner. Our injection molding capabilities include recent advances such as spin-stack and cube molding which utilize high-efficiency rotating molds. We are also utilizing In-Molding Assembly Technology (IMAT) which allows us to assemble products within the molding process. We are experts in molding liquid silicone rubber that is used in certain dispensing closures and certain pumps as well as rubber gasket formulation and production primarily for the pharmaceutical markets. We also have technology to decorate plastic and metal components sold primarily to the beauty and personal care markets.

MANUFACTURING AND SOURCING

 More than half of our worldwide production is located outside of the United States. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic, metal and rubber components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins, rubber and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and increasing selling prices over time, as allowed by market conditions or contractual commitments. Our pharmaceutical products often use resin and rubber components specifically approved by our customers. Significant delays in receiving components from these suppliers or discontinuance of an approved raw material would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short term.

4 /ATR

2012 Form 10-K

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

CUSTOMERS

 The demand for our products is influenced by the demand for our customers' products. Demand for our customers' products may be affected by general economic conditions and liquidity, government regulations, tariffs and other trade barriers. Our customers include many of the largest beauty, personal care, pharmaceutical, home care, food and beverage marketers in the world. We have over 5,000 customers with no single customer accounting for greater than 6% of 2012 net sales. A consolidation of our customer base has occurred and this trend is expected to continue. A concentration of customers presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers. However, this situation also may result in pricing pressures or a loss of volume.

INTERNATIONAL BUSINESS

 Typically, we produce our products close to where our customers fill their finished product. Sales in Europe for the years ended December 31, 2012, 2011 and 2010 were approximately 54%, 57% and 57%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, China, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 18%, 16% and 14% of our consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively. Export sales from the United States were $152.9 million, $150.4 million and $143.4 million in 2012, 2011 and 2010, respectively. For additional financial information about geographic areas, please refer to Note 15 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

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

EMPLOYEE AND LABOR RELATIONS

 AptarGroup has approximately 12,000 full-time employees. Of the full-time employees, approximately 6,700 are located in Europe, 3,100 are located in Asia and South America and the remaining 2,200 are located in North America. The majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries and approximately 200 of the North American employees are covered by a collective bargaining agreement. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2012 and management considers our employee relations to be satisfactory.

5 /ATR

2012 Form 10-K

COMPETITION

 All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. We expect the market for our products to remain competitive. We believe our competitive advantages are consistent high levels of innovation, quality and service, geographic diversity and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components and formulate and finish elastomer and silicone components in a cost-effective manner and to assemble products at high speeds. Our business is capital intensive and it is becoming more important to our customers to have global manufacturing capabilities. Both of these serve as barriers to entry for new competitors wanting to enter our business.

        While we have experienced some competition from low cost Asian suppliers particularly in the low-end beauty and personal care market, this has not been significant. Indirectly, some fragrance marketers are sourcing their manufacturing requirements, including filling of their product in Asia and importing the finished product back into the United States or Europe. However, some customers who had bought dispensing packaging products from low cost Asian suppliers in the past have reverted to purchasing our dispensing products, citing the higher quality offered by our products and the logistical advantage of being closer to the customer.

ENVIRONMENT

 Our manufacturing operations primarily involve plastic injection molding, automated assembly processes, elastomer and silicone formulation and finishing and, to a limited degree, metal anodization and vacuum metallization of plastic components. Historically, the environmental impact of these processes has been minimal, and we believe we meet current environmental standards in all material respects. To date, our manufacturing operations have not been significantly affected by environmental laws and regulations relating to the environment.

        Recently there is increased interest and awareness from the public and our customers in sustainability or producing sustainable products and measuring carbon footprints. We are focused on becoming more energy efficient and improving our carbon footprint. We are also designing products that improve recyclability and use less material. Future regulations on environmental matters regarding recycling or sustainability policies could impact our business.

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

6 /ATR

2012 Form 10-K

EXECUTIVE OFFICERS

 Our executive officers as of February 28, 2013:

Name	Age	Position with the Company

Stephen Hagge	61	President and Chief Executive Officer, AptarGroup, Inc.
Mr. Hagge has been President and Chief Executive Officer since January 2012. Prior to this, Mr. Hagge was Chief Operating Officer from 2008 to 2011, Executive Vice President from 1993 through 2011, Secretary from 1993 to June 2011 and Chief Financial Officer of AptarGroup from 1993 to 2007.
Robert Kuhn	50	Executive Vice President, Chief Financial Officer and Secretary, AptarGroup, Inc.
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn has been Secretary since June 2011. Prior to this, Mr. Kuhn was Vice President Financial Reporting from 2000 to 2008.
Patrick Doherty	57	President, Aptar Beauty + Home
Mr. Doherty has been President of Aptar Beauty + Home since October 2010. Prior to this, Mr. Doherty was Co-President of Aptar Beauty + Home since January 2010 and served as President of SeaquistPerfect Dispensing Group from 2000 to 2009.
Olivier Fourment	55	President, Aptar Pharma
Mr. Fourment has been President of Aptar Pharma since January 2008. Prior to this, Mr. Fourment was Co-President of Valois Group from 2000 to 2007.
Eldon Schaffer	47	President, Aptar Food + Beverage
Mr. Schaffer has been President of Aptar Food + Beverage since January 2012. Prior to this, Mr. Schaffer was President of Aptar Beauty + Home North America from 2010 to 2011 and was Seaquist Closures' General Manager of North America from 2004 to 2009.
Ursula Saint-Léger	49	Vice President of Human Resources
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

2012 Form 10-K

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

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS

 If there is a deterioration in economic conditions in one of our significant regions such as Europe or the U.S., our business and operating results could be materially adversely impacted.    Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we are well positioned to withstand slowness in any one particular region or market. However, economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. A tightening of credit in financial markets or other factors may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults and inventory or supply challenges. An interruption in supply may also impact our ability to meet customer demands. Consumer demand for our customers' products and shifting consumer preferences are unpredictable and could have a negative impact on our customers and our customers' demand for our products. A disruption in the credit markets could also restrict our access to capital.

 If our expansion initiatives are unsuccessful, our operating results and reputation may suffer.    We are expanding our operations in a number of new and existing markets and jurisdictions, including facilities expansions in the U.S., India, Russia and Latin America. Expansion of our operations will continue to require a significant amount of time and attention from our senior management and capital investment. Our expansion activities present considerable challenges and risks, including the general economic and political conditions existing in new markets and jurisdictions that we enter, attracting, training and retaining qualified and talented employees, infrastructure and labor disruptions, fluctuations in currency exchange rates, the imposition of restrictions by governmental authorities, compliance with current, new and changing governmental laws and regulations and the cost of such compliance activities. We may have limited or no prior experience in certain of these new markets and there is no assurance any of our expansion efforts will be successful. If any of our expansion efforts are unsuccessful, our operating results and reputation may suffer.

 Higher raw material costs and other inputs and an inability to increase our selling prices may materially adversely affect our operating results and financial condition.    The cost of raw materials and other inputs (particularly resin, rubber, metal, anodization costs and transportation and energy costs) are volatile and susceptible to rapid and substantial changes due to factors beyond our control, such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand pressures. Raw material costs are expected to increase in the coming years and we have generally been able to increase selling prices to cover increased costs. In the future, market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

 The timing and completion of our European Operations Optimization ("EOO") plan may negatively impact our results.    On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe. Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities. Two facilities, one in Italy and one in Switzerland, are expected to close and will impact approximately 170 employees. If we fail to execute the established plan as intended, we risk creating longer lead times to our customers and our results could be negatively impacted.

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

8 /ATR

2012 Form 10-K

 We face strong global competition and our market share could decline.    All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and segments. Competitors include privately and publicly held entities. Our competitors range from regional to international companies. While we have experienced some competition from low cost Asian suppliers in some of our markets, particularly in the low-end beauty and personal care market, this has not been significant. Indirectly, some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States or Europe. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.

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

 If we were to incur a significant product liability claim above our current insurance coverage, our operating results and financial condition could be materially adversely affected.    Approximately 25% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may be under administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in our Pharma segment or our other segments in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.

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

 We have approximately $352 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income.    We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See "Critical Accounting Estimates" in Part II, Item 7 (which is incorporated by reference herein).

 Government regulation on environmental matters regarding recycling or sustainability policies could impact our business.    Future government regulations mandating the use of certain materials could impact our manufacturing processes or the technologies we use forcing us to reinvest in alternative materials or assets used in the production of our products.

9 /ATR

2012 Form 10-K

FACTORS AFFECTING APTARGROUP STOCK

 Ownership by Certain Significant Shareholders.    Currently, Aptar has five shareholders who each own between 5% and 10% of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

 Certain Anti-takeover Factors.    Our preferred stock purchase rights plan and certain provisions of our Certificate of Incorporation and Bylaws may inhibit changes in control of AptarGroup not approved by the Board of Directors. These provisions include (i) special voting requirements for business combinations, (ii) a classified board of directors, (iii) a prohibition on stockholder action through written consents, (iv) a requirement that special meetings of stockholders be called only by the board of directors, (v) advance notice requirements for stockholder proposals and nominations, (vi) limitations on the ability of stockholders to amend, alter or repeal our bylaws and (vii) provisions that require the vote of 70% of the whole Board of Directors in order to take certain actions. The Board of Directors of Aptar intends to let the preferred stock purchase rights plan expire on April 7, 2013.

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

ARGENTINA
Florencio Varela (1 & 2)
Tortuguitas (1 & 3)

 BRAZIL
Sao Paulo (1 & 3)
Maringá Paraná (1 & 3)

 CHINA
Suzhou (1, 2 & 3)

 CZECH REPUBLIC
Ckyne (1 & 3)
FRANCE
Annecy (1)
Brecey (2)
Charleval (1)
Granville (2)
Le Neubourg (1)
Le Vaudreuil (2)
Oyonnax (1)
Poincy (1 & 3)
Verneuil Sur Avre (1)	GERMANY
Böhringen (1)
Dortmund (1)
Eigeltingen (2)
Freyung (1 & 3)
Menden (1)

 INDIA
Himachal Pradesh (1 & 2)
Hyderabad (1 & 3)
Mumbai (2)

 INDONESIA
Cikarang, Bekasi (1)

 IRELAND
Ballinasloe, County Galway (1)

 ITALY
Manoppello (1)
San Giovanni Teatino (Chieti) (1)

 MEXICO
Queretaro (1 & 3)

 RUSSIA
Vladimir (1 & 3)	SPAIN
Madrid (1)
Torello (1 & 3)

 SWITZERLAND
Messovico (2)
Neuchâtel (1 & 2)

 THAILAND
Chonburi (1)

 UNITED KINGDOM
Leeds, England (1 & 3)

 UNITED STATES
Cary, Illinois (1, 2 & 3)
Congers, New York (2)
Libertyville, Illinois (1, 2 & 3)
Lincolnton, North Carolina (3)
McHenry, Illinois (1 & 2)
Midland, Michigan (3)
Mukwonago, Wisconsin (1, 2 & 3)
Stratford, Connecticut (1 & 3)
Torrington, Connecticut (1 & 3)
Watertown, Connecticut (1 & 3)

(1)
Locations of facilities manufacturing for the Beauty + Home segment.
(2)
Locations of facilities manufacturing for the Pharma segment.
(3)
Locations of facilities manufacturing for the Food + Beverage segment.

        We also have sales personnel in Canada and Japan. Our corporate office is located in Crystal Lake, Illinois.

10 /ATR

2012 Form 10-K

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES AND SHARE PERFORMANCE

MARKET FOR REGISTRANT'S COMMON EQUITY

 Information regarding market prices of our Common Stock and dividends declared may be found in Note 17 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 15, 2013, there were approximately 300 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

 The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the "Plan"). All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2012, the Plan purchased 7,152 shares of our common stock on behalf of the participants at an average price of $48.27 per share, for an aggregate amount of $345 thousand, and sold 2,318 shares of our Common Stock on behalf of the participants at an average price of $49.10 per share, for an aggregate amount of $114 thousand. At December 31, 2012, the Plan owned 34,888 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

 The following table summarizes the Company's purchases of its securities for the quarter ended December 31, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

10/1 - 10/31/12	—	$—	—	2,790,691
11/1 - 11/30/12	519,452	47.64	519,452	2,271,239
12/1 - 12/31/12	297,548	47.55	297,548	1,973,691
Total	817,000	$47.61	817,000	1,973,691

        The Company announced the existing repurchase program on July 19, 2011. There is no expiration date for this repurchase program.

11 /ATR

2012 Form 10-K

SHARE PERFORMANCE

 The following graph shows a five year comparison of the cumulative total stockholder return on AptarGroup's common stock as compared to the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index and to an index of peer group companies we selected. The companies included in the peer group are: AEP Industries Inc., Bemis Company, Inc., Boise Inc., Buckeye Technologies Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Greif Inc., MeadWestvaco Corporation, Owen's-Illinois, Inc., Packaging Corporation of America, Rock-Tenn Company, Sealed Air Corporation, Silgan Holdings, Inc., Sonoco Products Company, and West Pharmaceutical Services Inc.

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

12 /ATR

2012 Form 10-K

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Years Ended December 31,	2012	2011	2010	2009	2008

Statement of Income Data:
Net Sales	$2,331.0	$2,337.2	$2,076.7	$1,841.6	$2,071.7
Cost of sales (exclusive of depreciation and amortization shown below)	1,590.4	1,568.3	1,378.8	1,225.7	1,411.3
% of Net Sales	68.2%	67.1%	66.4%	66.6%	68.1%
Selling, research & development and administrative	341.6	347.6	296.9	276.9	295.1
% of Net Sales	14.7%	14.9%	14.3%	15.0%	14.2%
Depreciation and amortization (1)	137.0	134.2	133.0	133.0	131.1
% of Net Sales	5.9%	5.7%	6.4%	7.2%	6.3%
Restructuring initiatives	3.1	(0.1)	0.1	7.6	—
% of Net Sales	0.1%	—	—	0.4%	—
Operating Income	258.9	287.1	268.0	198.4	234.2
% of Net Sales	11.1%	12.3%	12.9%	10.8%	11.3%
Net Income	162.4	183.6	173.6	124.6	153.5
% of Net Sales	7.0%	7.9%	8.4%	6.8%	7.4%
Net Income Attributable to AptarGroup, Inc.	162.6	183.7	173.5	124.6	153.5
% of Net Sales	7.0%	7.9%	8.4%	6.8%	7.4%
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	2.45	2.76	2.58	1.84	2.26
Diluted	2.38	2.65	2.48	1.79	2.18
Balance Sheet and Other Data:
Capital Expenditures	$174.1	$179.7	$118.8	$144.9	$203.6
Total Assets	2,324.4	2,159.3	2,032.7	1,956.2	1,831.8
Long-Term Obligations	352.9	254.9	258.8	209.6	226.9
Net Debt (2)	197.8	61.0	(22.1)	5.0	99.4
AptarGroup, Inc. Stockholders' Equity	1,379.9	1,289.8	1,278.9	1,252.8	1,131.0
Capital Expenditures % of Net Sales	7.5%	7.7%	5.7%	7.9%	9.8%
Interest Bearing Debt to Total Capitalization (3)	23.7%	25.4%	21.7%	21.2%	20.4%
Net Debt to Net Capitalization (4)	12.5%	4.5%	(1.8%)	0.4%	8.1%
Cash Dividends Declared per Common Share	.8	8.8	0.6	6.6	0.5	6
(1)
Depreciation and amortization includes $1.6 million of accelerated depreciation related to the EOO plan.
(2)
Net Debt is interest bearing debt less cash and cash equivalents.
(3)
Total Capitalization is AptarGroup, Inc. Stockholders' Equity plus Interest Bearing Debt.
(4)
Net Capitalization is AptarGroup, Inc. Stockholders' Equity plus Net Debt.

13 /ATR

2012 Form 10-K

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(In thousands, except per share amounts or otherwise indicated)

 The objective of the following Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition ("MD&A") is to help the reader understand the financial performance of AptarGroup, Inc. MD&A is presented in eight sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Overview of Contractual Obligations, Recently Issued Accounting Pronouncements, Critical Accounting Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our consolidated financial statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Report on Form 10-K.

        In MD&A, "we," "our," "us," "AptarGroup," "AptarGroup, Inc." and "the Company" refer to AptarGroup, Inc. and its subsidiaries.

OVERVIEW

GENERAL

 We are a leading global provider of a broad range of innovative packaging delivery systems primarily for the beauty, personal care, home care, pharmaceutical, food and beverage markets. Our creative packaging solutions enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market.

        We consider sales excluding acquisitions and changes in foreign currency rates as core sales. Our diverse product offering, broad global reach and deep penetration in multiple markets drove core growth in 2012. In spite of difficult conditions in certain markets, we were able to grow core sales by 3% over last year's very strong performance. It was particularly challenging most of the year for our largest segment Beauty + Home primarily due to the economic situation in Europe causing customers to reduce orders. We also experienced a slowdown in our most profitable segment, Pharma, in the second half of 2012. Our Food + Beverage segment had a good year driven by the strength of our beverage closure business which more than offset a flat performance in the food market. On a geographic basis excluding currency effects and the Aptar Stelmi acquisition, Europe was softer than the prior year, primarily due to softness in the beauty and personal care markets. While our business in the U.S. was up slightly from the prior year, we continued to grow at a strong rate in Latin America and Asia.

2012 HIGHLIGHTS

•
Core sales excluding acquisitions and changes in foreign currency rates increased 3%.
•
In spite of difficult market conditions in certain markets, each segment reported core sales growth over the prior year.
•
We reported strong sales growth in Latin America and Asia.
•
We acquired Rumpler—Technologies S.A., together with its direct and indirect subsidiaries ("Stelmi"). Stelmi is a producer of elastomer primary packaging components for injectable drug delivery and operates two manufacturing plants located in the Normandy region of France and also has a research and development facility located near Paris.
•
We opened two new production facilities, one in Lincolnton, North Carolina to initially serve our Food + Beverage segment's customers in the U.S., and one in Mumbai, India to initially serve our Pharma segment's customers in India.
•
Due to increased production efficiencies and to better position the Company for future growth in Europe, the Company initiated a plan to optimize certain operations in Europe (EOO).
•
We spent approximately $79.8 million to repurchase 1.6 million shares of our common stock.
•
We made dividend payments to our shareholders totaling approximately $58.4 million.

14 /ATR

2012 Form 10-K

RESULTS OF OPERATIONS

 The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2012		2011		2010
	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales

Net sales	$2,331,036	100.0%	$2,337,183	100.0%	$2,076,719	100.0%
Cost of sales (exclusive of depreciation shown below)	1,590,365	68.2	1,568,286	67.1	1,378,792	66.4
Selling, research & development and administrative	341,634	14.7	347,629	14.9	296,861	14.3
Depreciation and amortization	137,022	5.9	134,243	5.7	132,959	6.4
Restructuring initiatives	3,102	0.1	(71)	—	93	—

Operating income	258,913	11.1	287,096	12.3	268,014	12.9
Other expense	(17,540)	(0.8)	(12,154)	(0.5)	(13,629)	(0.7)

Income before income taxes	241,373	10.3	274,942	11.8	254,385	12.2

Net Income	162,420	7.0	183,630	7.9	173,589	8.4

Effective tax rate	32.7%		33.2%		31.8%

NET SALES

 Reported net sales of $2.3 billion were basically unchanged compared to $2.3 billion recorded in 2011. Stelmi sales contributed $56.8 million and represented a positive impact of 2% on our reported sales growth. The average U.S. dollar exchange rate strengthened relative to the Euro and other foreign currencies, such as the Brazilian Real and Swiss Franc, in 2012 compared to 2011, and as a result, changes in exchange rates had a negative impact of 5% on our reported sales growth. The 3% core sales growth was due to increased demand for our innovative dispensing systems across each of our business segments.

        In 2011, reported net sales increased approximately 13% to $2.3 billion compared to $2.1 billion recorded in 2010. The U.S. dollar weakened against several currencies including the Euro (our primary foreign currency exposure) in 2011 compared to 2010, and as a result, changes in exchange rates positively impacted sales by approximately 4%. Core sales growth was 9% due to strong demand for our innovative dispensing systems across each of our business segments.

        For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

        The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2012	% of Total	2011	% of Total	2010	% of Total

Domestic	$650,637	28%	$636,060	27%	$594,467	29%
Europe	1,269,289	54%	1,340,036	57%	1,191,039	57%
Other Foreign	411,110	18%	361,087	16%	291,213	14%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

 Our cost of sales as a percentage of net sales increased in 2012 to 68.2% compared to 67.1% in 2011. Excluding Stelmi, 2012 cost of sales represented 68.1% of net sales:

The following factors negatively impacted our cost of sales percentage in 2012:

 Increased Raw Material Costs.    Raw material costs, primarily the cost of plastic resin, increased in 2012 compared to 2011. While the majority of resin cost increases are passed along to our customers in our selling prices, we typically experience a lag in the timing of passing on these cost increases. Other material costs also increased such as the cost of aluminum, steel and rubber.

 Mix of Products Sold.    Excluding acquisitions and foreign currency, our Pharma segment sales represented a slightly lower percentage of our overall sales. This negatively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall company average.

 Lincolnton Start-up Costs.    Start-up activities associated with our new facility in Lincolnton, North Carolina have led to under-absorption of costs. For the year, we have recognized $3.5 million of under-absorption in our results.

15 /ATR

2012 Form 10-K

The following factor positively impacted our cost of sales percentage in 2012:

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

In 2011, our cost of sales as a percentage of net sales increased to 67.1% compared to 66.4% in 2010.

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

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

 Our Selling, Research & Development and Administrative expenses ("SG&A") decreased approximately 2% or $6.0 million in 2012. Excluding changes in foreign currency rates, SG&A increased by approximately $11.8 million for the year. Increases due to Stelmi operational costs of $7.7 million and transaction costs of $5.9 million were offset by lower professional fees as higher legal costs were incurred in 2011. For 2012, SG&A as a percentage of net sales decreased to 14.7% compared to 14.9% of net sales in the same period of the prior year.

        In 2011, our SG&A increased approximately 17% or $50.8 million in 2011. Excluding changes in foreign currency rates, the increase was approximately $39.6 million for the year. The increase was primarily due to higher compensation expenses (including salary and wage inflation and additional personnel associated with our realigned market-focused organization) and higher professional fees. SG&A as a percentage of net sales increased to 14.9% compared to 14.3% of net sales in 2010 primarily due to the items noted above.

DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expense increased approximately 2% or $2.8 million in 2012. Excluding changes in foreign currency rates, depreciation and amortization increased $10.0 million. Stelmi represented $5.6 million and accelerated depreciation related to our EOO plan represented $1.6 million of the increase in 2012. The remaining increase is related to the additional investments in our new facilities in Lincolnton, North Carolina and Mumbai, India, and general capital investment increases across all three business segments. Depreciation and amortization expense increased to 5.9% of net sales in 2012 compared to 5.7% in 2011 primarily due to the items mentioned above.

        In 2011, depreciation and amortization expense increased approximately 1% or $1.3 million in 2011. Excluding changes in foreign currency rates, depreciation and amortization decreased $3.7 million primarily due to lapsing of certain software and patent related costs. Depreciation and amortization expense decreased to 5.7% of net sales in 2011 compared to 6.4% in 2010 primarily due to the strong increase in sales in 2011.

16 /ATR

2012 Form 10-K

RESTRUCTURING INITIATIVES

 On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe (EOO). Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities. Two facilities, one in Italy and one in Switzerland, are expected to close and will impact approximately 170 employees. During 2012, we recognized $3.3 million of restructuring expenses along with the accelerated depreciation of assets mentioned above. Using current exchange rates, we expect to recognize approximately $14 million in additional costs, most of which will be incurred in 2013. Annual savings are estimated to be approximately €9 million (approximately $12 million using current exchange rates) beginning in late 2013.

        During 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions. During 2012, 2011 and 2010, we recognized ($0.2) million, ($0.1) million and $0.1 million, respectively, of restructuring expenses due to the settlement of several reserve balances. The total costs associated with this consolidation/severance programs were $7.4 million. The plan has been substantially completed, subject to the settlement of remaining immaterial reserve balances.

OPERATING INCOME

 Operating income decreased approximately $28.2 million or 10% to $258.9 million in 2012. Excluding changes in foreign currency rates, operating income decreased by approximately $10.8 million in 2012 compared to the same period a year ago. Stelmi contributed a $4.6 million operating loss in 2012 and costs related to our EOO plan contributed $4.9 million. Excluding Stelmi, the EOO plan and the changes in foreign currency rates, operating income decreased by approximately $1.4 million in 2012 compared to the same period a year ago due to the higher cost of sales percentage and the incremental depreciation related to our capital investments. Operating income as a percentage of sales decreased to 11.1% in 2012 compared to 12.3% in 2011 also due to the higher percentage of cost of sales and depreciation cost compared to prior year as discussed above.

        In 2011, operating income increased approximately $19.1 million or 7% to a record $287.1 million in 2011 on the strong increases in sales volumes at each segment. Operating income as a percentage of sales decreased to 12.3% in 2011 compared to 12.9% in 2010 mainly due to the higher percentage of cost of sales and SG&A cost compared to prior year as discussed above.

NET OTHER EXPENSES

 Net other expenses in 2012 increased to $17.5 million compared to $12.2 million in 2011. This increase is mainly due to $2.7 million of lower interest income and $1.7 million higher interest expense related to converting part of our short-term borrowing to long-term in order to lock in the historically low interest rates.

        In 2011, net other expenses decreased to $12.2 million compared to $13.6 million in 2010 due primarily to lower foreign currency losses of $2.1 million. A $2.9 million increase in interest expense was mostly offset by an increase in interest income of $2.5 million.

EFFECTIVE TAX RATE

 The reported effective tax rate on net income for 2012 and 2011 was 32.7% and 33.2%, respectively. The lower tax rate for 2012 is primarily the mix of earnings and lower tax expense associated with earnings repatriated to the U.S. during 2012. These benefits were partially offset by tax increases resulting from law changes enacted in 2012 in France.

        The reported effective tax rate on net income for 2011 and 2010 was 33.2% and 31.8%, respectively. The higher tax rate for 2011 is primarily due to a 5% income tax surcharge enacted in France.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

 We reported net income of $162.6 million in 2012 compared to $183.7 million reported in 2011 and $173.5 million reported in 2010.

BEAUTY + HOME SEGMENT

Years Ended December 31,	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010

Net Sales	$1,453,940	$1,516,305	$1,380,065	(4.1)%	9.9%
Segment Income (1)	123,527	130,818	132,218	(5.6)	(1.1)
Segment Income as a percentage of Net Sales	8.5%	8.6%	9.6%
(1)
Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 15 to the Consolidated Financial Statements in Item 8.

17 /ATR

2012 Form 10-K

Net sales decreased approximately 4% in 2012 to $1.45 billion compared to $1.52 billion in 2011. The strengthening U.S. dollar compared to the Euro negatively impacted sales by 6%. Excluding changes in exchange rates, sales increased 2% from the prior year. Sales of our products, excluding foreign currency changes, to the beauty market increased approximately 1% while sales to the personal care market increased approximately 3% in 2012 compared to 2011 mainly due to sales growth in Asia and Latin America. Sales of our home care products, excluding foreign currency changes, decreased approximately 5% due to lower tooling sales compared to the prior year.

        In 2011, net sales increased approximately 10% to $1.5 billion compared to $1.4 billion in 2010. The weakening U.S. dollar compared to the Euro positively impacted sales by 4% while the impact from acquisitions was not significant. Excluding changes in exchange rates, sales increased 6% from the prior year, of which 1% came from increased tooling sales. Sales of our products, excluding foreign currency changes, to the beauty, personal care and home care markets increased approximately 6%, 4% and 10%, respectively, in 2011 compared to 2010. We experienced increased demand in the beauty and personal care markets in Europe, Latin America and Asia, which offset some softness in the U.S. While a smaller part of our business, demand from the home care markets increased in all regions.

        Segment income for 2012 decreased approximately 6% to $123.5 million from $130.8 million reported in 2011. The decrease in segment income in 2012 compared to 2011 was primarily due to foreign currency changes and lower sales volumes in Europe. Sales growth in Asia and Latin America helped to offset some of this decrease.

        In 2011, segment income decreased approximately 1% to $130.8 million from $132.2 million reported in 2010. Acquisitions did not materially impact segment income during the year. Profitability decreased primarily due to increased raw material costs, underutilized capacity, increased legal and consulting fees, and higher tooling sales which typically carry lower margins than normal product sales.

PHARMA SEGMENT

Years Ended December 31,	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010

Net Sales	$588,693	$553,930	$476,247	6.3%	16.3%
Segment Income	141,912	164,390	134,531	(13.7)	22.2
Segment Income as a percentage of Net Sales	24.1%	29.7%	28.2%

Net sales to the Pharma segment increased 6% in 2012 to $588.7 million compared to $553.9 million in 2011. Stelmi sales were $56.8 million and represented 10% of the increase. The strengthening U.S. dollar compared to the Euro negatively impacted sales by 5%. Excluding acquisitions and changes in exchange rates, sales increased 1% in 2012 compared to the same period of the prior year. Sales excluding acquisitions and foreign currency changes to the prescription market increased 3% while sales to the consumer health care market decreased 2%. The growth in sales to the prescription market is primarily due to an increase in sales of our nasal pumps to the allergy/rhinitis market. The decrease in sales of our products to the consumer health care market is due primarily to slowing sales of our customers in Eastern Europe and Russia and also last year was an all-time record for sales of our products to the consumer health care market.

        In 2011, net sales to the Pharma segment increased 16% to $553.9 million compared to $476.2 million in 2010. The weakening U.S. dollar compared to the Euro positively impacted sales by 6%. Excluding changes in exchange rates, sales increased 10% in 2011 compared to the same period of the prior year. Sales excluding foreign currency changes to the prescription market and consumer health care markets increased 5% and 23%, respectively. Sales to the prescription market increased primarily due to the strength of our nasal allergy pumps sold in the U.S. market to pharmaceutical companies offering generic allergy formulations. For consumer health care, we experienced increased demand in Eastern Europe for over the counter symptomatic relief treatments such as nasal decongestant.

        Segment income decreased 14% to $141.9 million in 2012 compared to $164.4 million in 2011. This decrease is due to Stelmi fair value and other acquisition adjustments along with Stelmi transaction costs of $5.9 million and the negative impact of changes in exchange rates. These expenses are offset somewhat by the increased profits from higher prescription sales during 2012.

        In 2011, segment income increased 22% to $164.4 million compared to $134.5 million in 2010. Segment income grew faster than sales primarily due to product mix which included increased nasal pump sales to the generic allergy market compared to the prior year.

18 /ATR

2012 Form 10-K

FOOD + BEVERAGE SEGMENT

Years Ended December 31,	2012	2011	2010	% Change 2012 vs. 2011	% Change 2011 vs. 2010

Net Sales	$288,403	$266,948	$220,402	8.0%	21.1%
Segment Income	30,415	27,801	27,843	9.4	(0.2)
Segment Income as a percentage of Net Sales	10.5%	10.4%	12.6%

Net sales to the Food + Beverage segment increased by approximately 8% in 2012 to $288.4 million compared to $266.9 million in 2011. The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 3%. Sales, excluding changes in foreign currency rates, increased 11%. Sales excluding foreign currency changes to the food market were flat while the beverage markets increased approximately 32%. Demand for our beverage dispensing closures increased from 2011 due to growth of functional drinks in Asia as well as growth of water flavoring products and new juice projects in North America.

        In 2011, net sales to the Food + Beverage segment increased by approximately 21% to $266.9 million compared to $220.4 million in 2010. The weakening U.S. dollar compared to the Euro positively impacted sales by approximately 3%. Therefore sales, excluding changes in foreign currency rates, increased 18%. Tooling sales represented 6% of this increase. Sales of our products excluding foreign currency changes to the food market increased 4% while sales of our products to the beverage markets increased approximately 66% (of which 23% relates to increased tooling sales). Demand for our food dispensing closures increased due to stronger demand in the U.S. and Europe. Demand for our dispensing closures to the beverage market increased due to sales of our dispensing closures used on bottled water in Asia and the water flavoring products in the U.S.

        Segment income increased 9% to $30.4 million in 2012 compared to $27.8 million in 2011. Increased volumes and better product mix helped to offset increases in selling, research and development, and administrative costs of approximately $2.1 million and Lincolnton start-up costs of approximately $3.5 million.

        In 2011, segment income was flat at $27.8 million compared to 2010. Segment income growth in 2011 was restrained by higher input costs, including raw materials, higher personnel costs related to this new segment, as well as start-up costs associated with our new Lincolnton facility.

CORPORATE & OTHER

 In addition to our three operating business segments, AptarGroup assigns certain costs to "Corporate & Other," which is presented separately in Note 15. Corporate & Other primarily includes certain corporate compensation and information system costs which are not allocated directly to our operating segments.

        Corporate & Other expense decreased to $33.8 million for 2012 compared to $36.6 million in the prior year. Corporate & Other includes a LIFO adjustment as the segments report on a FIFO basis for consistency. $1.4 million of the current year decrease is due to a decrease in our LIFO adjustment compared to the prior year.

        Corporate & Other expense for 2011 increased to $36.6 million compared to $29.0 million reported in 2010. The increase is mainly due to higher professional fees and personnel costs related to the change in our organizational structure.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity are cash flows provided by our operations and our revolving credit facility. In 2012, our operations provided a strong level of cash flow that totaled $313.9 million compared to $261.0 million in 2011 and $278.7 million in 2010. The increase in cash flow from operations in 2012 relates to a decrease in working capital in 2012 compared to 2011 because of an increase in accounts receivable and a decrease in accounts payable. The decrease in cash flow from operations in 2011 relates to a stronger increase in working capital in 2011 compared to 2010 because of an increase in prepaid customer tooling projects and a decrease in accounts payable.

        We used $359.5 million in cash for investing activities during 2012, compared to $195.8 million during 2011 and $121.0 million in 2010. This increase in cash used for investing activities in 2012 is primarily due to the Stelmi acquisition in July of 2012 which resulted in approximately $173 million more cash being spent for acquisitions in 2012 compared to 2011.

        Comparing 2011 to 2010, the increase in cash used for investing activities is primarily due to increased capital expenditures of approximately $61 million as we invested more than $45 million in facilities expansion in the U.S., India, Russia and Latin America and due to the carryover of projects from 2010 into 2011. In addition, $15 million more cash was spent for acquisition of businesses in 2011 compared to 2010. In 2011, we purchased an injection molding operation in India, and a minority interest in a medical device company in the U.K. We estimate that we will spend approximately $165 million (assuming current exchange rates) on capital expenditures in 2013.

19 /ATR

2012 Form 10-K

        Our net cash used for financing activities in 2012 was $99.4 million compared to $28.5 million in 2011 and $79.6 million in 2010. In 2012, the increase in cash used for financing activities was primarily due to reduced borrowings compared to 2011. In 2011, the decrease in cash used for financing activities was primarily due to an increase in our borrowings under our revolving credit facility which was used in part to fund our increased dividend payments and the increase in the amount spent on share repurchases. In 2010, we refinanced some of our short term variable rate debt with a $100 million fixed rate private placement debt. $16 million of the private placement debt has a five year maturity and a fixed interest rate of 2.33% while the remaining $84 million matures in ten years and carries a 3.78% fixed interest rate. In 2012, we again refinanced short term variable rate debt with a $125 million fixed rate private placement debt. $75 million of the private placement debt has a ten year maturity and a fixed interest rate of 3.25% while the remaining $50 million matures in twelve years and carries a 3.40% fixed interest rate.

        Cash and equivalents decreased $147.9 million to $229.8 million at the end of 2012 from $377.6 million at the end of 2011. The decrease is primarily related to the Stelmi acquisition. Total short and long-term interest bearing debt decreased to $427.5 million at the end of 2012 from $438.6 million at the end of 2011. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders' Equity plus Net Debt) increased to 12.5% compared to 4.5% as of December 31, 2011.

        On January 31, 2012, we entered into a new revolving credit facility that provides for unsecured financing of up to $300 million. On January 31, 2013, we amended the new revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018. This new facility replaces a previously existing $200 million unsecured financing facility that would have matured in 2012 and was cancelled without any early termination penalty on January 31, 2012. We initially drew $185 million in borrowings from the new credit facility, of which $165 was used to repay in full the outstanding obligations under the previous credit facility. At December 31, 2011, approximately $165 million had been borrowed under the previous credit facility. Each borrowing under the new credit facility will bear interest at rates based on LIBOR, prime and other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup's consolidated leverage ratio. The outstanding balance under the new credit facility was $25 million at December 31, 2012 and we incurred approximately $1.2 million in interest and fees related to this credit facility during 2012. The representations, covenants and events of default in the new credit facility are substantially similar to the representations, covenants and events of default contained in the previous credit facility.

        Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2012
Debt to total capital ratio	Maximum of 55%	23.7%

        Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.3 billion before the 55% requirement was exceeded.

        Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $229.8 million in cash and equivalents is located outside of the U.S. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds. Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount. We would not expect future impacts to be materially different.

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

20 /ATR

2012 Form 10-K

leases include options to purchase during or at the end of the lease term. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section "Overview of Contractual Obligations" for future payments relating to operating leases.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

 Below is a table of our outstanding contractual obligations and future payments as of December 31, 2012:

Payment Due by Period	Total	2013	2014-2015	2016-2017	2018 and After

Long-term debt (1)	$379,410	$29,068	$16,342	$50,000	$284,000
Capital lease obligations (1)	2,938	420	1,018	1,038	462
Operating leases	71,563	15,522	21,660	12,837	21,544
Interest obligations (2)	108,756	16,480	30,819	25,863	35,594
Required minimum pension contribution (3)	—	—	—	—	—
Other liabilities reflected on the balance sheet under GAAP (4)	—	—	—	—	—

Total Contractual Obligations	$562,667	$61,490	$69,839	$89,738	$341,600

(1)
The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)
Approximately 1% of our total interest bearing debt has variable interest rates. Using our long-term variable rate debt outstanding as of December 31, 2012 of approximately $2.6 million at an average rate of approximately 6.7%, we included approximately $0.4 million of variable interest rate obligations in 2013. No variable interest rate obligations were included in subsequent years.
(3)
This line represents the required minimum pension contribution obligation for the Company's U.S. plans. At this time, the Company is not required to make a contribution. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2013 and future years. Therefore amounts related to these plans are not included in the preceding table.
(4)
This line represents the current portion of the liability for uncertain tax positions. Aside from deferred income taxes, we have approximately $102.2 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 8 to the Consolidated Financial Statements and a long-term liability for uncertain tax positions described in Note 5 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In January 2013, the Financial Accounting Standards Board ("FASB") issued clarification related to new disclosure requirements regarding the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosure requirements are effective for us in the first quarter of 2013 with retrospective application required. We do not expect the adoption of the new disclosure requirements to have a material effect on our financial condition, results of operations or cash flows.

        In February 2013, the FASB issued a new standard related to the reclassification adjustments from accumulated other comprehensive income that requires entities to present, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rule is effective in the first quarter of 2013. We do not expect the adoption of the new accounting rule to have a material effect on our financial condition, results of operations or cash flows.

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

21 /ATR

2012 Form 10-K

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

        As discussed in Note 3 to the Consolidated Financial Statements, we have evaluated our goodwill for impairment and have determined that the fair value of our reporting units exceeds their carrying value, so we did not recognize an impairment of goodwill. Goodwill of approximately $351.6 million is shown on our balance sheet as of December 31, 2012. Of this amount, $111.0 million relates to the acquisition of Stelmi. Based on our review, we have determined that Stelmi qualifies as a separate reporting unit for goodwill impairment testing and has been independently evaluated as a separate reporting unit during 2012.

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

        In estimating future cash flows, we use internally generated budgets developed from our reporting units and reviewed by management. We develop our budgets based upon recent sales trends for the reporting units, discussions with our customers, planned timing of new product launches, forecasted capital expenditure needs, working capital needs, costing factors and many other variables. From these internally generated budgets, a projection of cash flows is made based upon expected sales growth rates and fixed asset and working capital requirements based upon historical needs. Starting with our 2013 budget figures we have used sales growth rates of 5% for both the Pharma and Beauty + Home reporting units, 9% for the Stelmi reporting unit and 15% for the Food + Beverage reporting unit. We have assumed that operating income will grow by 8% for the Beauty + Home reporting unit, 12% for the Stelmi reporting unit and 16% for the Food + Beverage reporting unit. The Pharma reporting unit's operating income growth rate used was the same as the sales growth rate. Capital expenditures, working capital needs, and taxes and depreciation are based on historical trends and what is necessary to support the business in the future. We forecast our cash flows for 4 years and use a terminal value growth rate of 3%. A discounted cash flow model is used to discount the future cash flows back to the present using our weighted-average cost of capital as the discount rate. Our weighted average cost of capital calculation takes into consideration market risk premiums in the current equity and debt markets supplied by third party sources. We perform one calculation using our current debt to equity ratio. Due to our strong balance sheet and low debt levels, our weighted average cost of capital is 8.1%, which is a higher rate than if we used our targeted debt to equity ratio. We have used the same weighted average cost of capital for all our reporting units. The fair value for the reporting unit is then corroborated by comparing it with a market multiple analysis of the reporting unit. The market multiple analysis is calculated by using AptarGroup's overall EBITDA (earnings before interest, taxes and depreciation) multiple and applying it to the reporting unit EBITDA for the current year.

        The $351.6 million of goodwill is allocated as follows: approximately $43.0 million of the goodwill is allocated to the Pharma reporting unit, $111.0 million is allocated to the Stelmi reporting unit, $179.9 million is allocated to the Beauty + Home reporting unit and $17.7 million is allocated to the Food + Beverage reporting unit. The Pharma, Stelmi and Beauty + Home reporting units have fair values, which substantially exceed their carrying values. The Food + Beverage reporting unit has the smallest excess of fair value over carrying value of the four reporting units.

        We believe our assumptions used in discounting future cash flows are appropriate. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flow for the Food + Beverage reporting unit had been 41% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill. The excess of the approximately $17.7 million in carrying value of goodwill over the "implied value" of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full $17.7 million of goodwill would be at risk for impairment. A full $17.7 million impairment loss would have reduced Total Assets as of December 31, 2012 by approximately 1% and would have reduced Income Before Income Taxes in 2012 by approximately 7%.

        If we had been required to recognize an impairment loss of the full $17.7 million, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such impairment loss, we would have been within the terms of our debt covenants.

22 /ATR

2012 Form 10-K

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

        When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2012, we reduced the allowance for doubtful accounts by approximately $595 thousand and we wrote off doubtful accounts of $911 thousand. Please refer to Schedule II—Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.

        We had approximately $396.8 million in net accounts receivable at December 31, 2012. At December 31, 2012, we had approximately $6.8 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $22 million. An additional loss of $22 million would reduce our Total Assets as of December 31, 2012 by approximately 1% and would have reduced Income Before Income Taxes by approximately 9%.

        If we had been required to recognize an additional $22 million in bad debt expense, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such additional expense, we would have been within the terms of our debt covenants.

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

        The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (Citigroup Pension Index Curve). At December 31, 2012, the discount rates for our domestic and foreign plans were 3.80% and 3.19%, respectively.

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

        To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $42.3 million increase in the PBO ($29.9 million for the domestic plans and $12.4 million for the foreign plans) and a $4.7 million increase in net periodic benefit cost ($3.8 million for the domestic plans and $0.9 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders' Equity. The estimated effect of a 1% increase in each discount rate would be a $33.2 million decrease in the PBO ($23.1 million for the domestic plans and $10.1 million for the foreign plans) and a $3.9 million decrease in net periodic benefit cost ($3.1 million for the domestic plans and $0.8 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Stockholders' Equity.

        The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 60% was invested in equities, 30% was invested in fixed income securities and 10% was invested in infrastructure securities at December 31, 2012. Of foreign

23 /ATR

2012 Form 10-K

plan assets, approximately 76% was invested in investment funds, 7% was invested in fixed income securities, 6% was invested in equity securities and 11% was invested in cash at December 31, 2012.

        The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year's net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $1.2 million increase (or decrease) in net periodic benefit cost.

        The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $5.3 million decrease in the PBO ($1.6 million for the domestic plans and $3.7 million for the foreign plans) and a $0.9 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $5.7 million increase in the PBO ($1.6 million for the domestic plans and $4.1 million for the foreign plans) and a $1.0 million increase to the net periodic benefit cost.

        Our primary pension related assumptions as of December 31, 2012 and 2011 were as follows:

Actuarial Assumptions as of December 31,	2012	2011

Discount rate:
Domestic plans	3.80%	4.40%
Foreign plans	3.19%	5.10%
Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	3.78%	3.83%
Rate of compensation increase:
Domestic plans	4.00%	4.00%
Foreign plans	3.00%	3.00%

        In order to determine the 2013 net periodic benefit cost, the Company expects to use the December 31, 2012 discount rates, December 31, 2012 rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets assumptions used for the 2012 net periodic benefit cost. The estimated impact of the changes to the assumptions as noted in the table above on our 2013 net periodic benefit cost is expected to be an increase of $4.1million.

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

        For 2012, expense related to share-based compensation was $12.7 million and represented approximately $0.12 per diluted share. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a one year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.4 million. On the contrary, a one year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.3 million. In addition, changes in the stock price at the date of the grant would impact our share-based compensation expense. For example, a $5 decrease in the stock price would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.7 million. On the contrary, a $5 increase in the stock price would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.7 million.

OPERATIONS OUTLOOK

 While we expect economic conditions to begin to show improvement in 2013, we continue to see a challenging business environment because of uncertainties surrounding fluctuating currency rates, inflation rates in certain of our developing regions, and potentially higher input costs. Nevertheless, we expect our capital investments, along with new product offerings to contribute to our growth.

        Significant increases in U.S. raw material costs, particularly plastic resin, will create headwinds in the first quarter due to the timing of the pass-through of these increases to our customers. We are optimistic that both the U.S. and Europe will improve as the year progresses but we are somewhat cautious on the speed of those recoveries going into the first quarter. Also, we expect continued good growth in Latin America and Asia.

        Our first quarter guidance does not include any impact from our EOO plan. Currently, we anticipate diluted earnings per share for the first quarter of 2013 to be in the range of $0.64 to $0.69 per share compared to $0.64 per share reported in the first quarter of 2012.

24 /ATR

2012 Form 10-K

FORWARD-LOOKING STATEMENTS

 Certain statements in Management's Discussion and Analysis and other sections of this Form 10-K are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Liquidity and Capital Resources, Off Balance Sheet Arrangements, and Operations Outlook sections of this Form 10-K. Words such as "expects," "anticipates," "believes," "estimates," and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

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
•
the timing and successful completion of our EOO plan;
•
our ability to successfully integrate the Stelmi acquisition;
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

        Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Please refer to Item 1A ("Risk Factors") of Part I included in this Form 10-K for additional risk factors affecting the Company.

25 /ATR

2012 Form 10-K

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

        The table below provides information, as of December 31, 2012, about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2013.

In thousands

Year Ended December 31, 2012 Buy/Sell	Contract Amount	Average Contractual Exchange Rate	Min/Max Notional Volumes

Swiss Franc/Euro	$34,982	0.8282	28,813-36,938
Euro/Brazilian Real	20,512	3.0250	2,563-20,512
Euro/U.S. Dollar	8,456	1.3121	8,456-190,851
Euro/Mexican Peso	7,897	18.7680	6,336-7,897
Czech Koruna/Euro	7,138	0.0396	6,226-7,922
U.S. Dollar/Chinese Yuan	2,290	6.2789	2,290-7,264
U.S. Dollar/Euro	2,019	0.7592	278-48,213
Euro/Chinese Yuan	1,957	8.1576	1,439-4,280
Euro/Argentinian Peso	1,867	6.4930	0-1,867
British Pound/Euro	1,725	1.2303	1,365-11,090
Euro/Russian Rouble	1,689	45.3677	0-1,689
Euro/Swiss Franc	1,514	1.2075	0-3,961
U.S. Dollar/Brazilian Real	1,291	2.1123	0-4,320
Other	2,125

Total	$95,462

        As of December 31, 2012, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepayments and other, $1.0 million in miscellaneous other assets, $2.1 million in accounts payable and accrued liabilities and $0.2 million in deferred and other non-current liabilities in the balance sheet.

        The Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt until May 31, 2011. Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount. On May 31, 2011, this interest rate swap contract matured and was not renewed. No gain or loss was recorded in the income statement in 2012, 2011 or 2010 as any hedge ineffectiveness for the periods was immaterial.

        The Company had one foreign currency cash flow hedge until March 15, 2012. A French subsidiary of AptarGroup, AptarGroup Holding SAS, had hedged the risk of variability in Euro equivalent associated with the cash flows of an intercompany loan granted in Brazilian Real. The forward contracts utilized were designated as a hedge of the changes in the cash flows relating to the changes in foreign currency rates relating to the loan and related forecasted interest. On March 15, 2012, the loan and foreign currency forward contracts were repaid. During the year ended December 31, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

26 /ATR

2012 Form 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2012	2011	2010

Net Sales	$2,331,036	$2,337,183	$2,076,719

Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,590,365	1,568,286	1,378,792
Selling, research & development and administrative	341,634	347,629	296,861
Depreciation and amortization	137,022	134,243	132,959
Restructuring initiatives	3,102	(71)	93

	2,072,123	2,050,087	1,808,705

Operating Income	258,913	287,096	268,014

Other Income (Expense):
Interest expense	(18,950)	(17,300)	(14,371)
Interest income	2,996	5,722	3,248
Equity in results of affiliates	(457)	(17)	15
Miscellaneous, net	(1,129)	(559)	(2,521)

	(17,540)	(12,154)	(13,629)

Income before Income Taxes	241,373	274,942	254,385
Provision for Income Taxes	78,953	91,312	80,796

Net Income	$162,420	$183,630	$173,589

Net Loss (Income) Attributable to Noncontrolling Interests	192	53	(108)

Net Income Attributable to AptarGroup, Inc.	$162,612	$183,683	$173,481

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$2.45	$2.76	$2.58

Diluted	$2.38	$2.65	$2.48

See accompanying notes to consolidated financial statements.

27 /ATR

2012 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share amounts

Years Ended December 31,	2012	2011	2010

Net Income	$162,420	$183,630	$173,589

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	19,507	(47,411)	(56,741)
Changes in treasury locks, net of tax	209	56	84
Net (loss) gain on derivatives, net of tax	(7)	3	—
Defined benefit pension plan, net of tax
Prior Service Cost, net of tax	—	—	(130)
Actuarial Loss, net of tax	(22,316)	(18,032)	(6,404)
Amortization of prior service cost included in net income, net of tax	239	327	570
Amortization of net loss included in net income, net of tax	2,737	1,634	240

Total defined benefit pension plan, net of tax	(19,340)	(16,071)	(5,724)

Total other comprehensive income/(loss)	369	(63,423)	(62,381)

Comprehensive Income	162,789	120,207	111,208
Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	188	28	(60)

Comprehensive Income Attributable to AptarGroup, Inc.	$162,977	$120,235	$111,148

See accompanying notes to consolidated financial statements.

28 /ATR

2012 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2012	2011
Assets
Current Assets:
Cash and equivalents	$229,755	$377,616
Accounts and notes receivable, less allowance for doubtful accounts of $6,751 in 2012 and $8,257 in 2011	396,788	389,020
Inventories	321,885	285,155
Prepayments and other	90,505	92,159

	1,038,933	1,143,950

Property, Plant and Equipment:
Buildings and improvements	364,704	342,146
Machinery and equipment	1,857,347	1,687,521

	2,222,051	2,029,667
Less: Accumulated depreciation	(1,397,575)	(1,295,185)

	824,476	734,482
Land	23,757	20,233

	848,233	754,715

Other Assets:
Investments in affiliates	3,693	3,812
Goodwill	351,552	233,689
Intangible assets	51,960	4,374
Miscellaneous	30,041	18,755

	437,246	260,630

Total Assets	$2,324,412	$2,159,295

See accompanying notes to consolidated financial statements.

29 /ATR

2012 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2012	2011
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable	$45,166	$179,552
Current maturities of long-term obligations	29,488	4,116
Accounts payable and accrued liabilities	380,669	335,181

	455,323	518,849

Long-Term Obligations	352,860	254,910

Deferred Liabilities and Other:
Deferred income taxes	33,451	27,390
Retirement and deferred compensation plans	95,872	58,930
Deferred and other non-current liabilities	6,408	8,644
Commitments and contingencies	—	—

	135,731	94,964

Stockholders' Equity:
AptarGroup, Inc. stockholders' equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	—	—
Common stock, $.01 par value, 199 million shares authorized, and 84.1 and 82.8 million issued at 2012 and 2011, respectively	840	827
Capital in excess of par value	430,210	364,855
Retained earnings	1,513,558	1,409,388
Accumulated other comprehensive income	60,683	60,318
Less: Treasury stock at cost, 18.2 million and 16.9 million shares in
2012 and 2011, respectively	(625,401)	(545,612)

Total AptarGroup, Inc. Stockholders' Equity	1,379,890	1,289,776
Noncontrolling interests in subsidiaries	608	796

Total Stockholders' Equity	1,380,498	1,290,572

Total Liabilities and Stockholders' Equity	$2,324,412	$2,159,295

See accompanying notes to consolidated financial statements.

30 /ATR

2012 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years Ended December 31,	2012	2011	2010

Cash Flows from Operating Activities:
Net income	$162,420	$183,630	$173,589
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	133,845	132,048	129,339
Amortization	3,177	2,195	3,620
Stock option based compensation	12,695	13,753	11,215
Provision for/(recoveries of) bad debts	(595)	1,642	(252)
Deferred income taxes	(9,015)	2,004	503
Defined benefit plan expense	14,611	10,908	8,622
Equity in results of affiliates in excess of cash distributions received	457	17	(15)
Changes in balance sheet items, excluding effects from foreign currency adjustments and impact of acquisition:
Accounts and other receivables	16,689	(44,997)	(50,143)
Inventories	(19,712)	(22,332)	(47,388)
Prepaid and other current assets	10,124	(34,252)	4,390
Accounts payable and accrued liabilities	(824)	5,271	59,147
Income taxes payable	2,969	(9,615)	9,306
Retirement and deferred compensation plan liabilities	9,985	9,747	(5,657)
Other changes, net	(22,934)	11,023	(17,581)

Net cash provided by operations	313,892	261,042	278,695

Cash Flows from Investing Activities:
Capital expenditures	(174,053)	(179,692)	(118,804)
Disposition of property and equipment	2,629	1,838	1,398
Intangible assets	—	—	(459)
Acquisition of business, net of cash acquired	(187,840)	(14,883)	(3,014)
Investment in unconsolidated affiliate	(279)	(3,145)	—
Notes receivable, net	84	59	(120)

Net cash used by investing activities	(359,459)	(195,823)	(120,999)

Cash Flows from Financing Activities:
Proceeds from notes payable	—	134,563	—
Repayments of notes payable	(134,034)	—	(57,860)
Proceeds from long-term obligations	125,000	10,773	101,618
Repayments of long-term obligations	(3,042)	(50,490)	(26,766)
Dividends paid	(58,442)	(53,308)	(44,485)
Credit facility costs	(1,518)	—	—
Proceeds from stock option exercises	44,637	26,078	28,820
Purchase of treasury stock	(79,793)	(102,595)	(86,473)
Excess tax benefit from exercise of stock options	7,809	6,433	5,555

Net cash used by financing activities	(99,383)	(28,546)	(79,591)

Effect of Exchange Rate Changes on Cash	(2,911)	(35,484)	(34,642)

Net (decrease)/increase in Cash and Equivalents	(147,861)	1,189	43,463
Cash and Equivalents at Beginning of Period	377,616	376,427	332,964

Cash and Equivalents at End of Period	$229,755	$377,616	$376,427

Supplemental Cash Flow Disclosure:
Interest paid	$17,464	$17,120	$15,701
Income taxes paid	64,523	79,367	77,101

See accompanying notes to consolidated financial statements.

31 /ATR

2012 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 Years Ended December 31, 2012, 2011 and 2010

In thousands

	AptarGroup, Inc. Stockholders' Equity
	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance – December 31, 2009:	$1,150,017	$186,099	$806	$(356,548)	$272,471	$791	$1,253,636
Net income	173,481					108	173,589
Foreign currency translation adjustments		(56,693)				(48)	(56,741)
Changes in unrecognized pension gains/losses and related amortization, net of tax		(5,724)					(5,724)
Changes in treasury locks, net of tax		84					84
Net gain on derivatives, net of tax		—					—
Stock option exercises & restricted stock vestings			11	2	45,875		45,888
Cash dividends declared on common stock	(44,485)						(44,485)
Treasury stock purchased				(86,473)			(86,473)

Balance – December 31, 2010:	$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774

Net income	183,683					(53)	183,630
Foreign currency translation adjustments		(47,436)				25	(47,411)
Changes in unrecognized pension gains/losses and related amortization, net of tax		(16,071)					(16,071)
Changes in treasury locks, net of tax		56					56
Net gain on derivatives, net of tax		3					3
Stock option exercises & restricted stock vestings			10	2	46,509		46,521
Cash dividends declared on common stock	(53,308)						(53,308)
Non-controlling interests distribution						(27)	(27)
Treasury stock purchased				(102,595)			(102,595)

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income	162,612					(192)	162,420
Foreign currency translation adjustments		19,503				4	19,507
Changes in unrecognized pension gains/losses and related amortization, net of tax		(19,340)					(19,340)
Changes in treasury locks, net of tax		209					209
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			13	4	65,355		65,372
Cash dividends declared on common stock	(58,442)						(58,442)
Treasury stock purchased				(79,793)			(79,793)

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

See accompanying notes to consolidated financial statements.

32 /ATR

2012 Form 10-K

AptarGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Amounts in thousands unless otherwise indicated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

 We create dispensing solutions that enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market. The Company focuses on providing value-added packaging delivery systems to a variety of global consumer product marketers in the beauty, personal care, home care, pharmaceutical, food and beverage industries. The Company has manufacturing facilities located throughout the world including North America, Europe, Asia and South America.

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

        AptarGroup's organizational structure consists of three market-focused lines of business which are Beauty + Home, Pharma and Food + Beverage. This is a strategic structure which allows us to be more closely aligned with our customers and the markets in which they operate.

        On November 1, 2012, the Company initiated our European Operations Optimization ("EOO") plan (see Note 19 Restructuring Initiatives for further details). During the fourth quarter of 2012, the Company recognized approximately $4.9 million of expense related to the plan, of which $1.6 million was accelerated depreciation. For presentation purposes, the accelerated depreciation related to this plan is reported in Depreciation and Amortization within the Consolidated Statements of Income.

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

INVESTMENTS IN AFFILIATED COMPANIES

 The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. There were no dividends received from affiliated companies in 2012, 2011 and 2010.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

 Management believes the excess purchase price over the fair value of the net assets acquired ("Goodwill") in purchase transactions has continuing value. Goodwill must be tested annually, or more frequently as circumstances dictate, for impairment. Management has performed an analysis of the fair values of its reporting units at December 31, 2012. The fair values of the reporting units exceeded the carrying values in 2012, 2011 and 2010 and, therefore, no impairment of goodwill was recorded in the three years.

33 /ATR

2012 Form 10-K

IMPAIRMENT OF LONG-LIVED ASSETS

 Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its fair value. There were no such triggering events identified during 2012.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

 Derivative financial instruments are recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

RESEARCH & DEVELOPMENT EXPENSES

 Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $65.4 million, $67.0 million and $51.4 million in 2012, 2011 and 2010, respectively.

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

TRANSLATION OF FOREIGN CURRENCIES

 The functional currencies of all the Company's foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders' Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a gain of $1.6 million in 2012, a loss of $1.5 million in 2011, and a loss of $0.6 million in 2010.

STOCK BASED COMPENSATION

 Accounting standards require the application of the non-substantive vesting approach which means that an award is fully vested when the employee's retention of the award is no longer contingent on providing subsequent service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. See Note 13 for more information.

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

34 /ATR

2012 Form 10-K

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2011, the FASB amended the guidance on fair value measurement and disclosure requirements. The amended guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards ("IFRS"). The adoption of this standard in 2012 had no impact on the Consolidated Financial Statements other than disclosure.

        In June 2011, the FASB amended the guidance for the presentation of comprehensive income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting by increasing the prominence of items reported in other comprehensive income. This update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard resulted in the presentation of a new statement of comprehensive income. The Company adopted the new guidance beginning January 2012.

        Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 2 INVENTORIES

 At December 31, 2012 and 2011, approximately 19% and 21%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2012	2011

Raw materials	$125,889	$116,751
Work in process	75,261	69,676
Finished goods	127,393	105,095

Total	328,543	291,522
Less LIFO reserve	(6,658)	(6,367)

Total	$321,885	$285,155

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

 The changes in the carrying amount of goodwill for the year ended December 31, 2012, are as follows by reporting segment:

	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Total

Goodwill	$171,515	$37,678	$17,836	$1,615	$228,644
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2010	$171,515	$37,678	$17,836	$—	$227,029

Acquisition (See note 16)	10,938	—	—	—	10,938
Foreign currency exchange effects	(3,358)	(669)	(251)	—	(4,278)

Goodwill	$179,095	$37,009	$17,585	$1,615	$235,304
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2011	$179,095	$37,009	$17,585	$—	$233,689

Acquisition (See note 16)	—	111,031	—	—	111,031
Foreign currency exchange effects	795	5,938	99	—	6,832

Goodwill	$179,890	$153,978	$17,684	$1,615	$353,167
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2012	$179,890	$153,978	$17,684	$—	$351,552

        The Company has also completed its annual analysis of the fair value of its reporting units as of December 31, 2012 using both a discounted cash flow analysis and market multiple approach, resulting in no impairment.

35 /ATR

2012 Form 10-K

        The table below shows a summary of intangible assets for the years ended December 31, 2012 and 2011.

		2012			2011
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortization intangible assets:
Patents	11	$19,570	$(18,894)	$676	$19,030	$(17,962)	$1,068
Acquired Technology	15	38,928	(1,298)	37,630	—	—	—
License agreements and other	5	35,780	(22,126)	13,654	23,840	(20,534)	3,306

Total intangible assets	10	$94,278	$(42,318)	$51,960	$42,870	$(38,496)	$4,374

        Aggregate amortization expense for the intangible assets above for the years ended December 31, 2012, 2011 and 2010 was $3,177, $2,195, and $3,620, respectively.

        Estimated amortization expense for the years ending December 31 is as follows:

2013	$4,883
2014	4,882
2015	4,706
2016	4,077
2017 and thereafter	33,412

        Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2012.

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 At December 31, 2012 and 2011, accounts payable and accrued liabilities consisted of the following:

	2012	2011

Accounts payable, principally trade	$136,941	$108,973
Accrued employee compensation costs	120,694	114,721
Customer deposits and other unearned income	42,148	25,326
Other accrued liabilities	80,886	86,161

Total	$380,669	$335,181

36 /ATR

2012 Form 10-K

NOTE 5 INCOME TAXES

 Income before income taxes consists of:

Years Ended December 31,	2012	2011	2010

United States	$58,250	$54,161	$43,485
International	183,123	220,781	210,900

Total	$241,373	$274,942	$254,385

        The provision for income taxes is comprised of:

Years Ended December 31,	2012	2011	2010
Current:
U.S. Federal	$17,027	$21,974	$24,371
State/Local	491	1,008	(501)
International	70,450	66,326	56,423

	$87,968	$89,308	$80,293

Deferred:
U.S. Federal/State	$8,757	$2,976	$(3,055)
International	(17,772)	(972)	3,558

	$(9,015)	$2,004	$503

Total	$78,953	$91,312	$80,796

        The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2012, 2011 and 2010 to income before income taxes is as follows:

Years Ended December 31,	2012	2011	2010

Income tax at statutory rate	$84,481	$96,230	$89,035
State income taxes, net of federal benefit	717	1,074	(469)
Provision for distribution of current foreign earnings	9,552	10,325	9,037
Rate differential on earnings of foreign operations	(14,865)	(14,497)	(14,440)
Other items, net	(932)	(1,820)	(2,367)

Actual income tax provision	$78,953	$91,312	$80,796

Effective income tax rate	32.7%	33.2%	31.8%

        The tax provision for 2012 reflects the benefit of $0.7 million in Brazil related to claims filed under a program to encourage equity funding of Brazilian entities and deferred tax benefits of $1.8 million, due in part to the merger of some of the company's Indian operations. These benefits were partially offset by $0.7 million of additional expense created by tax law changes enacted in 2012 in France.

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

37 /ATR

2012 Form 10-K

        Significant deferred tax assets and liabilities as of December 31, 2012 and 2011 are comprised of the following temporary differences:

	2012	2011
Deferred Tax Assets:
Pension liabilities	$36,376	$23,005
Stock options	15,700	6,704
Net operating loss carryforwards	7,084	6,631
Vacation	5,325	4,449
Inventory	4,567	3,718
Workers compensation	4,511	3,405
U.S. state tax credits	3,441	2,697
Accruals	2,502	3,104
Other	8,213	5,495

Total gross deferred tax assets	87,719	59,208
Less valuation allowance	(7,033)	(6,326)

Net deferred tax assets	80,686	52,882

Deferred Tax Liabilities:
Depreciation and amortization	50,683	40,063
Acquisition related intangibles	19,346	2,288
Leases	7,904	7,559

Total gross deferred tax liabilities	77,933	49,910

Net deferred tax assets	$2,753	$2,972

        There is no expiration date on $5.4 million of the tax-effected net operating loss carryforwards. Of the remaining net operating loss carryforwards, $1.7 million (tax effected) will expire in the years 2013 to 2023. The U.S. state tax credit carryforwards of $3.4 million (tax effected) will expire in the years 2014 to 2027.

        The Company evaluates the deferred tax assets and records a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. The Company has established a valuation allowance of $4.8 million of the $7.1 million of tax effected net operating loss carry forwards. These losses are in start-up jurisdictions or locations that have not produced an operating profit to date. A valuation allowance of $1.2 million has been established against the $3.4 million of U.S. state tax credit carry forwards. A valuation allowance of $1.0 million has been established related to other future tax deductions in non-U.S. jurisdictions, the benefit of which management believes will not be realized.

        The Company repatriated a portion of non-U.S. subsidiary earnings in 2012, 2011, and 2010 in the amounts of $79 million, $82 million, and $81 million, respectively. All of these amounts were received from our European operations except for $1.3 million from Canada in 2012. All repatriations from Europe were from current year earnings and not from funds previously considered permanently reinvested. The $1.3 million of Canadian funds were distributed as completion of our 2009 restructuring activities within Canada. The tax effects related to these repatriations were recorded in the period the repatriation decision was made.

        As of December 31, 2012, the Company had $1.1 billion of undistributed earnings from non-U.S. subsidiaries which have been designated as permanently reinvested. The Company has not made a provision for U.S. or additional foreign taxes on this amount as it is not practical to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

        The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.4 million would become payable in the event the terms of the grant are not fulfilled.

        In January 2013, the United States Congress passed The American Taxpayer Relief Act of 2012. Among other changes, this Act extended the federal research and development tax credit through December 31, 2013. The income tax provision for the first quarter of 2013 will include a discrete net tax benefit for the changes associated with the law changes. The Company does not expect the changes to have a material effect on the first quarter or annual effective tax rate.

38 /ATR

2012 Form 10-K

INCOME TAX UNCERTAINTIES

 The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2012	2011	2010

Balance at January 1	$9,071	$10,893	$10,806
Increases based on tax positions for the current year	245	150	643
Increases based on tax positions of prior years	107	128	2,309
Decreases based on tax positions of prior years	(257)	(1,090)	(1,362)
Settlements	(21)	(457)	(381)
Lapse of statute of limitations	(681)	(553)	(1,122)

Balance at December 31	$8,464	$9,071	$10,893

        The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $8.1 million. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease no more than $5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2012, 2011 and 2010, the Company had approximately $1.3 million, $1.4 million and $1.6 million, respectively, accrued for the payment of interest and penalties, of which approximately ($0.1) million, ($0.2) million and ($0.2) million was recognized in income tax expense in the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2009 – 2012
United States — State	2004 – 2012
France	2009 – 2012
Germany	2011 – 2012
Italy	2007 – 2012
Switzerland	2002 – 2012

NOTE 6 DEBT

 Average borrowings under unsecured lines of credit were $110.3 million and $112.8 million for 2012 and 2011, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 2.1% for 2012 and 0.7% for 2011. There are no compensating balance requirements associated with short-term borrowings.

        On January 31, 2012, the Company entered into a new revolving credit facility that provides for unsecured financing of up to $300 million. This new facility replaces a previously existing $200 million unsecured financing facility that would have matured in 2012 and was cancelled without any early termination penalty on January 31, 2012. The Company initially drew $185 million in borrowings from the new credit facility, of which $165 million was used to repay in full the outstanding obligations under the previous credit facility. Each borrowing under the new credit facility will bear interest at rates based on LIBOR, prime and other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. The representations, covenants and events of default in the new credit facility are substantially similar to the representations, covenants and events of default contained in the previous credit facility. On January 31, 2013, the Company amended the new revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018.

        The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests.

39 /ATR

2012 Form 10-K

        At December 31, the Company's long-term obligations consisted of the following:

	2012	2011
Notes payable 2.1% – 12.6%, due in monthly and annual installments through 2014	$4,410	$5,654
Senior unsecured notes 5.4%, due in 2013	25,000	25,000
Senior unsecured notes 2.3%, due in 2015	16,000	16,000
Senior unsecured notes 6.0%, due in 2016	50,000	50,000
Senior unsecured notes 6.0%, due in 2018	75,000	75,000
Senior unsecured notes 3.8%, due in 2020	84,000	84,000
Senior unsecured notes 3.2%, due in 2022	75,000	—
Senior unsecured notes 3.4%, due in 2024	50,000	—
Capital lease obligations	2,938	3,372

	382,348	259,026
Current maturities of long-term obligations	(29,488)	(4,116)

Total long-term obligations	$352,860	$254,910

        Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years beginning in 2013 are $29,068, $342, $16,000, $50,000, $0 and $284,000 thereafter.

NOTE 7 LEASE COMMITMENTS

 The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2029. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term.

        Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $26,911, $27,558 and $23,382 in 2012, 2011 and 2010, respectively.

        Assets recorded under capital leases consist of:

	2012	2011
Buildings	$14,557	$16,861
Accumulated depreciation	(10,825)	(10,255)

	$3,732	$6,606

        Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2012:

	Capital Leases	Operating Leases
2013	$588	$15,522
2014	676	12,061
2015	666	9,599
2016	676	7,559
2017	541	5,278
Subsequent to 2017	1,105	21,544

Total minimum lease payments	4,252	$71,563

Amounts representing interest	(1,314)

Present value of future minimum lease payments	2,938
Lease amount due in one year	(420)

Total	$2,518

40 /ATR

2012 Form 10-K

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

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$111,947	$86,186	$48,754	$46,673
Service cost	7,217	5,436	2,244	2,018
Interest cost	4,913	4,504	2,658	2,518
Business Acquired	—	—	9,148	—
Curtailment/Settlement	—	—	—	(1,052)
Actuarial loss	18,743	18,873	17,905	1,984
Benefits paid	(6,499)	(3,052)	(2,075)	(1,509)
Foreign currency translation adjustment	—	—	1,976	(1,878)

Benefit obligation at end of year	$136,321	$111,947	$80,610	$48,754

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$68,537	$60,442	$39,835	$38,383
Actual return on plan assets	8,342	(1,141)	1,547	(310)
Employer contribution	14,207	12,288	7,381	5,478
Business Acquired	—	—	389	—
Settlements	—	—	—	(1,052)
Benefits paid	(6,499)	(3,052)	(2,075)	(1,509)
Foreign currency translation adjustment	—	—	799	(1,155)

Fair value of plan assets at end of year	$84,587	$68,537	$47,876	$39,835

Funded status at end of year	$(51,734)	$(43,410)	$(32,734)	$(8,919)

        The following table presents the funded status amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 2012 and 2011.

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011
Current liabilities	$(369)	$(1,053)	$(1,187)	$(79)
Non-current liabilities	(51,365)	(42,357)	(31,547)	(8,840)

	$(51,734)	$(43,410)	$(32,734)	$(8,919)

        The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2012 and 2011.

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011
Net actuarial loss	$58,580	$46,428	$29,265	$11,434
Net prior service cost	3	7	4,157	4,518
Tax effects	(21,969)	(17,414)	(10,788)	(5,066)

	$36,614	$29,021	$22,634	$10,886

41 /ATR

2012 Form 10-K

        Changes in benefit obligations and plan assets recognized in other comprehensive income in 2012 are as follows:

	Domestic Plans	Foreign Plans
Current year actuarial loss	$(16,006)	$(18,306)
Amortization of loss	3,854	475
Amortization of prior service cost	4	361

	$(12,148)	$(17,470)

        The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2012 expected to be recognized as components of periodic benefit cost in 2013.

	Domestic Plans	Foreign Plans
Amortization of net loss	$5,081	$1,405
Amortization of prior service cost	3	371

	$5,084	$1,776

Components of net periodic benefit cost:

	Domestic Plans
	2012	2011	2010
Service cost	$7,217	$5,436	$4,675
Interest cost	4,913	4,504	4,106
Expected return on plan assets	(5,604)	(4,790)	(4,037)
Amortization of net loss	3,854	1,652	628
Amortization of prior service cost	4	4	4

Net periodic benefit cost	$10,384	$6,806	$5,376

Settlement	—	—	—
Total Net periodic benefit cost	$10,384	$6,806	$5,376

	Foreign Plans
	2012	2011	2010
Service cost	$2,244	$2,018	$1,677
Interest cost	2,658	2,518	2,369
Expected return on plan assets	(1,538)	(1,753)	(1,414)
Amortization of net loss	475	836	255
Amortization of prior service cost	361	455	359

Net periodic benefit cost	$4,200	$4,074	$3,246

Curtailment	—	—	—
Total Net periodic benefit cost	$4,200	$4,074	$3,246

        The accumulated benefit obligation ("ABO") for the Company's domestic defined benefit pension plans was $118.8 million and $99.1 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for the Company's foreign defined benefit pension plans was $63.6 million and $40.5 million at December 31, 2012 and 2011, respectively.

        The following table provides the projected benefit obligation ("PBO"), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2012 and 2011.

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011
Projected benefit obligation	$136,321	$111,947	$77,663	$32,896
Accumulated benefit obligation	118,804	99,091	60,703	25,064
Fair value of plan assets	84,587	68,537	44,930	24,280

42 /ATR

2012 Form 10-K

        The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2012 and 2011.

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011
Projected benefit obligation	$136,321	$111,947	$77,663	$34,104
Accumulated benefit obligation	118,804	99,091	60,703	25,923
Fair value of plan assets	84,587	68,537	44,930	25,140

Assumptions:

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.80%	4.40%	3.19%	5.10%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.40%	5.40%	5.10%	5.15%
Expected long-term return on plan assets	7.00%	7.00%	3.83%	4.40%
Rate of compensation increase	4.00%	4.00%	3.00%	3.00%

        The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans' asset managers, including the managers' review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

        In order to determine the 2013 net periodic benefit cost, the Company expects to use the December 31, 2012 discount rates, December 31, 2012 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2012 net periodic benefit cost.

        The Company's domestic and foreign pension plan weighted-average asset allocations at December 31, 2012 and 2011 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2012	2011	2012	2011

Equity securities	60%	60%	6%	—
Fixed income securities	30%	32%	7%	12%
Infrastructure	10%	8%	—	—
Money market	—	—	11%	15%
Investment Funds	—	—	76%	73%

Total	100%	100%	100%	100%

        The Company's investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2013 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2013 is 70% investment funds, 26% fixed income securities, and 4% money market.

43 /ATR

2012 Form 10-K

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
•
Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2012				Foreign Fair Value Measurement at December 31, 2012
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$887	$887	$—	$—	$5,560	$5,560	$—	$—
USD	—	887	—	—	—	—	—	—
EUR	—	—	—	—	—	5,560	—	—
Equity Securities (a)	$42,523	$42,523	—	—	$2,739	$2,739	—	—
US Large Cap Equities	—	17,142	—	—	—	—	—	—
US Small Cap Equities	—	12,523	—	—	—	—	—	—
International Equities	—	12,858	—	—	—	2,739	—	—
Core Fixed Income (a)	$24,587	$24,587	—	—	—	—	—	—
Corporate debts securities	—	—	—	—	$3,187	$3,187	—	—
Emerging Market (a)	—	—	—	—	—	3,187	—	—
Hedge Fund (c)	$8,575	—	—	$8,575	—	—	—	—
Investment Funds	—	—	—	—	$36,390	$15,163	$21,227	—
Mutual Funds in Equities (a)	—	—	—	—	—	5,872	—	—
Mutual Funds Diversified (a&b)	—	—	—	—	—	9,291	21,227	—
Infrastructure (c)	$8,015	—	—	$8,015	—	—	—	—

Total Investments	$84,587	$67,997	$—	$16,590	$47,876	$26,649	$21,227	$—

	Domestic Fair Value Measurement at December 31, 2011				Foreign Fair Value Measurement at December 31, 2011
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$96	$96	$—	$—	$5,781	$5,781	$—	$—
USD	—	96	—	—	—	—	—	—
EUR	—	—	—	—	—	5,781	—	—
Equity Securities (a)	$33,264	$33,264	—	—	—	—	—	—
US Large Cap Equities	—	14,215	—	—	—	—	—	—
US Small Cap Equities	—	10,077	—	—	—	—	—	—
International Equities	—	8,972	—	—	—	—	—	—
Core Fixed Income (a)	$22,010	$22,010	—	—	—	—	—	—
Corporate debts securities	—	—	—	—	$4,812	$4,812	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	4,812	—	—
Hedge Fund (c)	$7,497	—	—	$7,497	—	—	—	—
Investment Funds	—	—	—	—	$29,242	$14,076	$15,166	—
Mutual Funds in Equities (a)	—	—	—	—	—	5,482	—	—
Mutual Funds Diversified (a&b)	—	—	—	—	—	8,594	15,166	—
Infrastructure (c)	$5,670	—	—	$5,670	—	—	—	—

Total Investments	$68,537	$55,370	$—	$13,167	$39,835	$24,669	$15,166	$—

(a)
Based on third party quotation from financial institution.

(b)
Based on observable market transactions.

(c)
Based on a quarterly statement prepared by the fund manager that reflects contributions, distributions and realized/unrealized gains and losses.

44 /ATR

2012 Form 10-K

        The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2012.

	Infrastructure Fund	Hedge Fund

Balance, 12/31/10	$5,472	$5,508
Purchases, sales and settlements, net	—	1,800
Return on assets held	347	189
Admin fees and other	(149)	—

Balance, 12/31/11	$5,670	$7,497

Purchases, sales and settlements, net	1,800	1,000
Return on assets held	696	78
Admin fees and other	(151)	—

Balance, 12/31/12	$8,015	$8,575

CONTRIBUTIONS

 Annual cash contributions to fund pension costs accrued under the Company's domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $14.2 million to its domestic defined benefit plans in 2012 and although the Company has no minimum funding requirement for 2013, we plan to contribute between $10 million and $15 million in 2013. Contributions to fund pension costs accrued under the Company's foreign plans are made in accordance with local laws or at the Company's discretion. The Company contributed approximately $7.4 million to its foreign defined benefit plan in 2012 and expects to contribute approximately $4.3 million in 2013.

ESTIMATED FUTURE BENEFIT PAYMENTS

 As of December 31, 2012, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2013	$8,194	$2,249
2014	7,652	1,766
2015	7,332	2,705
2016	7,763	2,975
2017	10,272	3,513
2018 – 2022	54,495	23,030

OTHER PLANS

 The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company's principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $6.4 million and $4.3 million at December 31, 2012 and 2011, respectively. This amount is included in the liability for domestic plans shown above.

        The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee's salary subject to income tax regulations. For each of the years ended December 31, 2012, 2011 and 2010, total contributions made by the Company to these plans were approximately $2.6 million, $2.4 million and $2.1 million, respectively.

        The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee's salary according to local regulations. For each of the years ended December 31, 2012, 2011 and 2010, total contributions made by the Company to these plans were approximately $1.8 million, $1.9 million and $1.7 million, respectively.

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

45 /ATR

2012 Form 10-K

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

FAIR VALUE HEDGES

 The Company maintained an interest rate swap to convert a portion of its fixed-rate debt into variable-rate debt until May 31, 2011. Under the interest rate swap contract, the Company exchanged, at specified intervals, the difference between fixed-rate and floating-rate amounts, which was calculated based on an agreed upon notional amount. On May 31, 2011, this interest rate swap contract matured and was not renewed. No gain or loss was recorded in the income statement in 2011 or 2010 as any hedge ineffectiveness for the periods was immaterial.

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

        During the year ended December 31, 2012, the Company did not recognize any net gain (loss) as any hedge ineffectiveness for the period was immaterial, and the Company did not recognize any net gain (loss) related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

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

46 /ATR

2012 Form 10-K

OTHER

 As of December 31, 2012, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepayments and other, $1.0 million in miscellaneous other assets, $2.1 million in accounts payable and accrued liabilities and $0.2 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2012 had an aggregate contract amount of $95 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

Derivative Contracts Designated as Hedging Instruments	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$302

		$—	$302

Derivative Contracts Not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepayments and other	$332	$520
Foreign Exchange Contracts	Miscellaneous Other Assets	982	—

		$1,314	$520

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$2,097	$8,383
Foreign Exchange Contracts	Deferred and other non-current liabilities	164	2,005

		$2,261	$10,388

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Fourth Quarters Ended December 31, 2012 and December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	2012	2011
Foreign Exchange Contracts	$—	$1

	$—	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$859	$368

		$859	$368

47 /ATR

2012 Form 10-K

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Fiscal Years Ended December 31, 2012 and December 31, 2011

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)
	2012	2011
Foreign Exchange Contracts	$—	$7

	$—	$7

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(457)	$(2,992)

		$(457)	$(2,992)

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

        In 2010, a competitor filed a lawsuit against certain AptarGroup, Inc. subsidiaries alleging that certain processes performed by a supplier of a specific type of diptube utilized by the AptarGroup, Inc. subsidiaries in the manufacture of a specific type of pump infringes patents owned by the counterparty. This lawsuit sought an injunction barring the manufacture, use, sale and importation of this specific pump for use in fragrance containers. In April 2012, the Company's United States subsidiary was found to have infringed on patents owned by the counterparty within the United States. The ruling does not apply to manufacture or sales of pumps in countries outside the United States and no damages were assessed. The Company has appealed this ruling.

        Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2012.

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

        Each Right entitles the holder under certain circumstances to buy one one-thousandth of a share of Series B junior participating preferred stock, par value $.01 per share, at an exercise price of $150. Each share of Series B junior participating preferred stock will entitle its holder to 2,000 votes and will have a minimum preferential quarterly dividend payment equal to the greater of $1 per share or 2,000 times the amount paid to holders of common stock. Currently, 99,000 shares of Series B junior participating preferred stock have been reserved. The Rights will expire on April 7, 2013, unless previously exercised or redeemed at the option of the Board of Directors for $.01 per Right. As of the date of this report, the Board of Directors does not intend to renew or replace such plan.

48 /ATR

2012 Form 10-K

NOTE 12 STOCK REPURCHASE PROGRAM

 The Company repurchased approximately 1.6 million and 2.1 million shares of its outstanding common stock in 2012 and 2011, respectively, at a total cost of $79.8 million and $102.6 million in 2012 and 2011, respectively. Shares repurchased are returned to Treasury Stock. The Company has a remaining authorization at December 31, 2012 to repurchase 2.0 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

NOTE 13 STOCK-BASED COMPENSATION

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

        Compensation expense recorded attributable to stock options for the year ended December 31, 2012 was approximately $12.7 million ($8.5 million after tax), or $0.13 per share basic and $0.12 per share diluted. The income tax benefit related to this compensation expense was approximately $4.2 million. Approximately $11.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2011 was approximately $13.7 million ($9.6 million after tax), or $0.14 per share basic and diluted. The income tax benefit related to this compensation expense was approximately $4.1 million. Approximately $12.5 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2010 was approximately $11.2 million ($8.0 million after tax), or $0.12 per share basic and $0.11 per share diluted. The income tax benefit related to this compensation expense was approximately $3.2 million. Approximately $9.9 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

        The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.35, $11.36 and $9.18 per share in 2012, 2011 and 2010, respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans: Years ended December 31,	2012	2011	2010

Dividend Yield	1.8%	1.7%	1.8%
Expected Stock Price Volatility	22.9%	23.3%	22.7%
Risk-free Interest Rate	1.3%	2.7%	3.6%
Expected Life of Option (years)	6.9	6.9	6.9

        The fair value of stock options granted under the Director Stock Option Plan in 2012 was $10.59. The fair value of stock options granted under the Director Stock Option Plan in 2011 and 2010 was $12.00 and $10.07, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans: Years ended December 31,	2012	2011	2010

Dividend Yield	1.7%	1.6%	1.7%
Expected Stock Price Volatility	22.5%	22.9%	22.6%
Risk-free Interest Rate	1.3%	2.5%	3.4%
Expected Life of Option (years)	6.9	6.9	6.9

49 /ATR

2012 Form 10-K

        A summary of option activity under the Company's stock option plans as of December 31, 2012, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2012	8,345,917	$32.90	270,000	$37.98
Granted	1,245,300	51.81	85,500	53.72
Exercised	(1,613,616)	25.26	(69,833)	26.24
Forfeited or expired	(98,404)	47.44	(9,000)	48.02

Outstanding at December 31, 2012	7,879,197	$37.27	276,667	$45.48

Exercisable at December 31, 2012	5,474,974	$32.49	121,834	$38.09

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2012	6.0			7.8
Exercisable at December 31, 2012	4.9			6.6
Aggregate Intrinsic Value:
Outstanding at December 31, 2012	$87,889			$1,412
Exercisable at December 31, 2012	$83,577			$1,274
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2012	$42,226			$1,674
December 31, 2011	$32,782			$970
December 31, 2010	$31,217			$1,151

        The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $12.1 million, $11.1 million and $11.7 million, respectively. Cash received from option exercises was approximately $44.6 million and the tax deduction from option exercises was approximately $11.7 million in the year ended December 31, 2012. As of December 31, 2012, the remaining valuation of stock option awards to be expensed in future periods was $8.7 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

        The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2012, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2012	17,293	$39.21
Granted	17,592	52.52
Vested	(8,440)	37.47
Forfeited	(583)	42.56

Nonvested at December 31, 2012	25,862	$48.76

        Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2012, 2011 and 2010 was approximately $501 thousand, $267 thousand and $467 thousand, respectively. The fair value of units vested during the years ended December 31, 2012, 2011 and 2010 was $316 thousand, $346 thousand and $298 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2012, 2011 and 2010 was $448 thousand, $492 thousand and $330 thousand, respectively. As of December 31, 2012, there was $502 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.6 years.

50 /ATR

2012 Form 10-K

NOTE 14 EARNINGS PER SHARE

 The reconciliation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2012
Basic EPS
Income available to common stockholders	$162,612	66,392	$2.45
Effect of Dilutive Securities
Stock options		1,990
Restricted stock	—	13

Diluted EPS
Income available to common stockholders	$162,612	68,395	$2.38

For the Year Ended December 31, 2011
Basic EPS
Income available to common stockholders	$183,683	66,553	$2.76
Effect of Dilutive Securities
Stock options		2,714
Restricted stock	—	7

Diluted EPS
Income available to common stockholders	$183,683	69,274	$2.65

For the Year Ended December 31, 2010
Basic EPS
Income available to common stockholders	$173,481	67,344	$2.58
Effect of Dilutive Securities
Stock options		2,458
Restricted stock	—	13

Diluted EPS
Income available to common stockholders	$173,481	69,815	$2.48

NOTE 15 SEGMENT INFORMATION

 The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems. The Company is organized into three reporting segments. Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment. Operations that sell dispensing systems to the prescription drug and consumer health care markets form the Pharma segment. Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

        The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business segments and allocates resources based upon segment income. Segment income is defined as earnings before interest expense in excess of interest income, certain corporate expenses, restructuring initiatives and income taxes.

51 /ATR

2012 Form 10-K

        Financial information regarding the Company's reportable segments is shown below:

Years Ended December 31,	2012	2011	2010

Total Sales:
Beauty + Home	$1,468,599	$1,531,479	$1,391,335
Pharma	588,853	554,708	476,376
Food + Beverage	288,995	269,968	222,629
Corporate & Other	—	7	170

Total Sales	$2,346,447	$2,356,162	$2,090,510
Less: Intersegment Sales:
Beauty + Home	$14,659	$15,174	$11,270
Pharma	160	778	129
Food + Beverage	592	3,020	2,227
Corporate & Other	—	7	165

Total Intersegment Sales	$15,411	$18,979	$13,791
Net Sales:
Beauty + Home	$1,453,940	$1,516,305	$1,380,065
Pharma	588,693	553,930	476,247
Food + Beverage	288,403	266,948	220,402
Corporate & Other	—	—	5

Net Sales	$2,331,036	$2,337,183	$2,076,719
Segment Income (1):
Beauty + Home	$123,527	$130,818	$132,218
Pharma	141,912	164,390	134,531
Food + Beverage	30,415	27,801	27,843
Restructuring Initiatives	(4,678)	71	(93)
Corporate & Other	(33,849)	(36,560)	(28,991)

Income before interest and taxes	$257,327	$286,520	$265,508
Interest expense, net	(15,954)	(11,578)	(11,123)

Income before income taxes	$241,373	$274,942	$254,385

Depreciation and Amortization (1):
Beauty + Home	$82,828	$90,038	$91,891
Pharma	33,122	28,084	26,638
Food + Beverage	15,605	13,413	12,065
Restructuring Initiatives	1,576	—	—
Corporate & Other	3,891	2,708	2,365

Depreciation and Amortization	$137,022	$134,243	$132,959
Capital Expenditures:
Beauty + Home	$97,010	$101,913	$75,659
Pharma	24,953	26,911	19,401
Food + Beverage	32,282	47,135	15,421
Corporate & Other	19,808	3,733	8,323

Capital Expenditures	$174,053	$179,692	$118,804
Total Assets:
Beauty + Home	$1,240,101	$1,232,009	$1,180,928
Pharma	659,132	404,939	354,512
Food + Beverage	233,553	199,170	140,931
Corporate & Other	191,626	323,177	356,347

Total Assets	$2,324,412	$2,159,295	$2,032,718
(1)
The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives

52 /ATR

2012 Form 10-K

  and income taxes. Restructuring Initiatives and related Depreciation includes the following income/(expense) items for the twelve months ended December 31, 2012, 2011 and 2010 as follows:

Years Ended December 31,	2012	2011	2010

EOO Plan
Depreciation	$1,576	$—	$—
Employee Severance and Other Costs	3,314	—	—
Prior Year Initiatives	(212)	(71)	93

Total Depreciation and Restructuring Initiatives Expense	$4,678	$(71)	$93

Depreciation and Restructuring Initiatives Expense by Segment
Beauty + Home	$4,787	$(70)	$46
Pharma	—	—	—
Food + Beverage	(109)	(1)	47

Total Depreciation and Restructuring Initiatives Expense	$4,678	$(71)	$93

  GEOGRAPHIC INFORMATION

   The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Net Sales to Unaffiliated Customers (1):
United States	$650,637	$636,060	$594,467
Europe:
France	650,226	630,172	557,595
Germany	311,205	308,847	255,013
Italy	144,163	168,885	152,138
Other Europe	163,695	232,132	226,293

Total Europe	1,269,289	1,340,036	1,191,039
Other Foreign Countries	411,110	361,087	291,213

Total	$2,331,036	$2,337,183	$2,076,719

Plant, Property & Equipment:
United States	$191,697	$174,029	$174,831
Europe:
France	251,015	199,975	202,954
Germany	137,203	136,136	138,027
Italy	65,743	68,684	73,353
Other Europe	72,404	64,921	59,859

Total Europe	526,365	469,716	474,193
Other Foreign Countries	130,171	110,970	75,960

Total	$848,233	$754,715	$724,984

Product Net Sales Information:
Pumps	$1,044,226	$1,114,276	$1,011,992
Closures	605,493	615,243	527,772
Valves	327,251	316,900	299,042
Other	354,066	290,764	237,913

Total	$2,331,036	$2,337,183	$2,076,719

(1)
Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

        No single customer represents 10% or more of the Company's net sales in 2012, 2011 or 2010.

53 /ATR

2012 Form 10-K

NOTE 16 ACQUISITIONS

 On July 3, 2012, the Company completed its acquisition of Rumpler—Technologies S.A., together with its direct and indirect subsidiaries ("Stelmi"). Stelmi is a producer of elastomer primary packaging components for injectable drug delivery and operates two manufacturing plants located in the Normandy region of France and also has a research and development facility located near Paris. The Company acquired all of the shares of Stelmi. The purchase price paid for Stelmi (net of cash acquired) was approximately $188 million and was funded by cash on hand.

        Stelmi contributed net sales of $56.8 million and pretax income of $1.5 million (including $6.6 million of fair value and other acquisition adjustments) for the year ended December 31, 2012. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Pharma reporting segment.

        For the year ended December 31, 2012, we recognized $5.9 million in transaction costs related to the acquisition of Stelmi. These costs are reflected in the selling, research & development and administrative section of the Consolidated Statements of Income.

        The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company may refine its estimates of fair value to allocate the purchase price more accurately. During the fourth quarter the Company recorded insignificant measurement period adjustments related to changes in estimates of fair value. These adjustments are included in the amounts presented in the table below.

July 3, 2012

Assets
Cash and equivalents	$68,335
Accounts receivable	23,540
Inventories	16,826
Prepaid and other	3,256
Property, plant and equipment	42,073
Goodwill	111,031
Intangible assets	47,134
Other miscellaneous assets	6,092
Liabilities
Current maturities of long-term obligations	675
Accounts payable and accrued liabilities	26,064
Long-term obligations	885
Deferred income taxes	22,440
Retirement and deferred compensation plans	12,049

Net assets acquired	$256,174

        The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average Useful Life (in years)	Estimated Fair Value of Asset

Customer relationships	15	$7,438
Technology	15	37,191
Trademark	4	2,505

Total		$47,134

        Goodwill in the amount of $111.0 million was recorded for the acquisition of Stelmi and is included in the Pharma segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill largely consists of leveraging the Company's commercial presence in selling the Stelmi line of products in markets where Stelmi didn't previously operate and the ability of Stelmi to maintain its competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. We do not expect any of the goodwill will be deductible for tax purposes.

54 /ATR

2012 Form 10-K

        The unaudited pro forma results presented below include the effects of the Stelmi acquisition as if it had occurred as of January 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory. The 2012 supplemental pro forma earnings were adjusted to exclude $4.2 million (after tax) of transaction costs, including consulting, legal, and advisory fees. The 2012 supplemental pro forma earnings were adjusted to exclude $2.5 million (after tax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. The 2011 supplemental pro forma earnings were adjusted to include these adjustments.

        The pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

	Year Ended December 31,
	2012	2011

Net Sales	$2,395	$2,453
Net Income Attributable to AptarGroup Inc.	174	188
Net Income per common share — basic	2.62	2.82
Net Income per common share — diluted	2.54	2.71

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

        The Oval Medical and TKH acquisitions described above did not have a material impact on the results of operations in 2012, 2011 or 2010 and therefore pro forma information is not presented.

55 /ATR

2012 Form 10-K

NOTE 17 QUARTERLY DATA (UNAUDITED)

 Quarterly results of operations and per share information for the years ended December 31, 2012 and 2011 are as follows:

	Quarter
					Total for Year
	First	Second	Third	Fourth
Year Ended December 31, 2012:
Net sales	$592,498	$577,503	$589,598	$571,437	$2,331,036
Gross profit (1)	159,223	154,998	148,214	144,391	606,826
Net Income	43,813	41,652	42,101	34,854	162,420
Net Income Attributable to AptarGroup, Inc.	43,809	41,686	42,127	34,990	162,612
Per Common Share — 2012:
Net Income Attributable to AptarGroup, Inc.
Basic	$.66	$.63	$.63	$.53	$2.45
Diluted	.64	.61	.62	.52	2.38
Dividends declared	.22	.22	.22	.22	.88
Stock price high (2)	55.00	55.49	53.19	53.36	55.49
Stock price low (2)	51.01	49.36	47.56	45.19	45.19
Average number of shares outstanding:
Basic	66,196	66,580	66,541	66,249	66,392
Diluted	68,785	68,758	68,353	67,846	68,395
Year Ended December 31, 2011:
Net sales	$576,518	$614,929	$601,196	$544,540	$2,337,183
Gross profit (1)	160,948	171,568	161,109	143,224	636,849
Net Income	44,468	51,287	49,243	38,632	183,630
Net Income Attributable to AptarGroup, Inc.	44,477	51,289	49,297	38,620	183,683
Per Common Share — 2011:
Net Income Attributable to AptarGroup, Inc.
Basic	$.66	$.77	$.74	$.59	$2.76
Diluted	.64	.74	.72	.57	2.65
Dividends declared	.18	.18	.22	.22	.80
Stock price high (2)	50.19	53.80	54.66	52.87	54.66
Stock price low (2)	46.50	48.85	44.66	41.98	41.98
Average number of shares outstanding:
Basic	66,926	66,939	66,381	65,976	66,553
Diluted	69,914	69,438	68,677	68,159	69,274
(1)
Gross profit is defined as net sales less cost of sales and depreciation.
(2)
The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

56 /ATR

2012 Form 10-K

NOTE 18 FAIR VALUE

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
  •
  Level 3:    Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        As of December 31, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (1)	$1,314	$—	$1,314	$—

Total assets at fair value	$1,314	$—	$1,314	$—

Liabilities
Forward exchange contracts (1)	$2,261	$—	$2,261	$—

Total liabilities at fair value	$2,261	$—	$2,261	$—

        As of December 31, 2011, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (1)	$520	$—	$520	$—

Total assets at fair value	$520	$—	$520	$—

Liabilities
Forward exchange contracts (1)	$10,690	$—	$10,690	$—

Total liabilities at fair value	$10,690	$—	$10,690	$—

(1)
Market approach valuation technique based on observable market transactions of spot and forward rates.

        The carrying amounts of the Company's other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. The Company considers its long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company's long-term obligations was $382 million as of December 31, 2012 and $283 million as of December 31, 2011.

NOTE 19 RESTRUCTURING INITIATIVES

 On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe (EOO). Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities. Two facilities, one in Italy and one in Switzerland, are expected to close and will impact approximately 170 employees. The locations involved in the operations optimization plan are facilities that are serving the beauty, personal care, food, beverage, and consumer health care markets. The total costs associated with the plan are estimated to be approximately €14 million (approximately $19 million using current exchange rates) of which approximately €4 million (approximately $6 million using current exchange rates) relates to non-cash expenses and will be

57 /ATR

2012 Form 10-K

included in depreciation and amortization in the Consolidated Statements of Income. As of December 31, 2012 we have recorded the following activity associated with our EOO plan:

	Beginning Reserve at 12/31/11	Net Charges for the Year Ended 12/31/12	Cash Paid	FX Impact	Ending Reserve at 12/31/12

Employee severance	$—	$3,142	$—	$16	$3,158
Other costs	—	172	(172)	—	—

Totals	$—	$3,314	$(172)	$16	$3,158

        In addition to the above charges, $1.6 million of accelerated depreciation was incurred in the fourth quarter of 2012. This, as well as future amounts, will be included within depreciation and amortization in the Consolidated Statements of Income.

        In the second quarter of 2009, the Company announced a plan to consolidate two French dispensing closure manufacturing facilities and several sales offices in North America and Europe and has subsequently expanded the program to include additional headcount reductions. The total costs associated with this consolidation/severance program are $7.4 million. The plan has been substantially completed, subject to the settlement of remaining reserve balances.

        As of December 31, 2012 we have recorded the following activity associated with our above consolidation/severance programs:

	Beginning Reserve at 12/31/11	Net Charges for the Year Ended 12/31/12	Cash Paid	FX Impact	Ending Reserve at 12/31/12

Employee severance	$1,130	$(247)	$(785)	$1	$99
Other costs	17	35	(51)	(1)	—

Totals	$1,147	$(212)	$(836)	$—	$99

NOTE 20 CAPITAL STOCK

 We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares
	2012	2011	2012	2011

Balance at the beginning of the year	82,773,322	81,796,938	16,921,022	15,047,020
Employee option exercises	1,234,163	933,175	(379,453)	(196,817)
Director option exercises	69,833	34,500	—	—
Restricted stock vestings	9,023	8,709	—	—
Common stock repurchases	—	—	1,616,433	2,070,819

Balance at the end of the year	84,086,341	82,773,322	18,158,002	16,921,022

        The cash dividends paid on the common stock for the years ended December 31, 2012, 2011, and 2010 aggregated $58.4 million, $53.3 million and $44.5 million, respectively.

58 /ATR

2012 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting", under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Management Report on Internal Control Over Financial Reporting, management has excluded Stelmi from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Stelmi from our audit of internal control over financial reporting. Stelmi is a wholly-owned subsidiary, whose total assets and total revenues represent 12% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 28, 2013

59 /ATR

2012 Form 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

 The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. On July 3, 2012, the Company completed its acquisition of Stelmi as discussed in the Acquisitions footnote to the Company's Consolidated Financial Statements. Management excluded Stelmi from its assessment of the Company's internal control over financial reporting as it was acquired during the fiscal year. Stelmi is a wholly-owned subsidiary; whose total assets and total revenues represent 12% and 2%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2012. The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 59.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

 During the quarter ended December 31, 2012, the Company implemented an enterprise resource planning system at one entity located in the United States. Consequently, the control environment has been modified at these locations. Other than this item, no other changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fiscal quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2013.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Information with respect to directors may be found under the caption "Proposal 1—Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 (the "2013 Proxy Statement") and is incorporated herein by reference.

        Information with respect to executive officers may be found under the caption "Executive Officers" in Part I of this report and is incorporated herein by reference.

60 /ATR

2012 Form 10-K

        Information with respect to audit committee members and audit committee financial experts may be found under the caption "Corporate Governance—Audit Committee" in the 2013 Proxy Statement and is incorporated herein by reference.

        Information with respect to the Company's Code of Business Conduct and Ethics may be found under the caption "Corporate Governance—Code of Business Conduct and Ethics" in the 2013 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptar.com).

        The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

 The information set forth under the headings "Board Compensation", "Executive Officer Compensation" and "Compensation Committee Report" in the 2013 Proxy Statement is incorporated herein by reference. The information included under the heading "Compensation Committee Report" in the 2013 Proxy Statement shall not be deemed to be "soliciting" material or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information set forth under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information set forth under the heading "Transactions with Related Persons" and "Corporate Governance—Independence of Directors" in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Information with respect to the independent registered public accounting firm fees and services may be found under the caption "Proposal 3—Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2013" in the 2013 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

(b)
Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 63-66 of this report.

61 /ATR

2012 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Crystal Lake, State of Illinois on this 28th day of February 2013.

AptarGroup, Inc. (Registrant)
By	/s/ ROBERT W. KUHN
Robert W. Kuhn Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	February 28, 2013
/s/ STEPHEN J. HAGGE Stephen J. Hagge	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
/s/ ROBERT W. KUHN Robert W. Kuhn	Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	February 28, 2013
/s/ ALAIN CHEVASSUS Alain Chevassus	Director	February 28, 2013
/s/ LESLIE DESJARDINS Leslie Desjardins	Director	February 28, 2013
/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 28, 2013
/s/ LEO A. GUTHART Leo A. Guthart	Director	February 28, 2013
/s/ GIOVANNA KAMPOURI-MONNAS Giovanna Kampouri-Monnas	Director	February 28, 2013
/s/ PETER PFEIFFER Peter Pfeiffer	Director	February 28, 2013
/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	February 28, 2013
/s/ RALF WUNDERLICH Ralf Wunderlich	Director	February 28, 2013

62 /ATR

2012 Form 10-K

AptarGroup, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011 and 2010

Dollars in thousands

	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions from Reserve (a)	Balance at End of Period

2012
Allowance for doubtful accounts	$8,257	$(595)	$(911)	$6,751
Deferred tax valuation allowance	6,326	1,362	(655)	7,033
2011
Allowance for doubtful accounts	$8,560	$1,642	$(1,945)	$8,257
Deferred tax valuation allowance	5,619	1,020	(313)	6,326
2010
Allowance for doubtful accounts	$9,923	$(252)	$(1,111)	$8,560
Deferred tax valuation allowance	5,480	1,344	(1,205)	5,619
(a)
Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Purchase Agreement, dated as of May 30, 2012, between Mr. Jean-Jacques Rumpler, Mr. Gérard Rumpler, Ms. Annette Pomerat, Ms. Evelyne Fournier Rumpler and Aptargroup Holding SAS, filed as Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-11846), is hereby incorporated by reference.
3(i)	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.'s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008 (the "Form S-8"), is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
4.1	Rights Agreement dated as of April 7, 2003 between the Company and Wells Fargo, as successor rights agent, which includes the Form of Rights Certificate as Exhibit B, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
4.2	Certificate of Designation to the Series B Junior Participating Preferred Stock of the Company, dated April 7, 2003, filed as Exhibit 2 of the Company's Registration Statement on Form 8-A filed on April 7, 2003 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii) (A) of Regulation S-K.
4.3	Credit Agreement dated as of January 31, 2012 among AptarGroup, Inc. and the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, HSBC Bank USA, N.A. and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 3, 2012 (File No. 1-11846), is hereby incorporated by reference (replaced herein by Exhibit 4.4).
4.4*	Amendment No. 1 to Credit Agreement dated as of January 31, 2013 by and among AptarGroup, Inc., and the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender.
4.5	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.6	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.

63 /ATR

2012 Form 10-K

Exhibit Number	Description
4.7	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.8	Form of AptarGroup, Inc. 5.41% Series 2008-A-1 Senior Notes Due July 31, 2013, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.9	Form of AptarGroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.10	First Amendment to 2006 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.11	First Amendment to 2008 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.12	Supplemental Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.13	Form of AptarGroup, Inc. 2.33% Series 2008-B-1 Senior Notes due November 30, 2015, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.14	Form of AptarGroup, Inc. 3.78% Series 2008-B-2 Senior Notes due November 30, 2020, filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.15	Second Supplemental Note Purchase Agreement, dated as of September 5, 2012, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.16	Form of AptarGroup, Inc. 3.25% Series 2008-C-1 Senior Notes Due September 5, 2022, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.17	Form of AptarGroup, Inc. 3.40% Series 2008-C-2 Senior Notes Due September 5, 2024, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2000 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	Supplementary Pension Plan—France dated August 24, 2001, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**

64 /ATR

2012 Form 10-K

Exhibit Number	Description
10.10	AptarGroup, Inc. Supplemental Retirement Plan dated October 6, 2008, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.11	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.12	Employment Agreement effective January 1, 2012 of Stephen J. Hagge, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement effective January 1, 2012 of Robert W. Kuhn, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.14	Employment Agreement effective January 1, 2012 of Patrick F. Doherty, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Employment Agreement effective January 1, 2012 of Eldon W. Schaffer, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.16	Employment Agreement dated January 18, 2008 of Olivier Fourment, filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.17	Employment Agreement dated October 1, 2010 of Ursula Saint Léger, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11846), is hereby incorporated by reference. **
10.18	Consulting Agreement between AptarGroup, Inc. and Peter Pfeiffer dated November 2, 2011, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.19	AptarGroup, Inc. Annual Bonus Plan, filed as Exhibit 10.2 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.20	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.21	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.22	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), and amended as of January 1, 2010.**
10.25	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.26	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.27	AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2011 (File No. 1-11846), is hereby incorporated by reference.**
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

65 /ATR

2012 Form 10-K

Exhibit Number	Description
101*	The following financial information from AptarGroup, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, (2) the consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010, (3) the consolidated balance sheets as of December 31, 2012 and 2011, (4) the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, (5) the consolidated statements of changes in equity for the years ended December 31, 2012, 2011 and 2010 and (6) notes to the consolidated financial statements, tagged as blocks of text.
*
Filed herewith.
**
Management contract or compensatory plan or arrangement.

66 /ATR

2012 Form 10-K