Form 10-Q
period 2013-03-31
APTARGROUP INC
filed 2013-05-06
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at May 1, 2013
Common Stock, $.01 par value per share	66,696,356 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2013

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2013	2012

Net Sales	$617,633	$592,498
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	418,486	401,070
Selling, research & development and administrative	94,307	88,499
Depreciation and amortization	36,171	32,554
Restructuring initiatives	4,067	--
	553,031	522,123
Operating Income	64,602	70,375

Other Income (Expense):
Interest expense	(5,081)	(5,242)
Interest income	849	1,028
Equity in results of affiliates	(262)	(131)
Miscellaneous, net	(706)	247
	(5,200)	(4,098)

Income before Income Taxes	59,402	66,277

Provision for Income Taxes	19,424	22,464

Net Income	39,978	43,813

Net Loss/(Income) Attributable to Noncontrolling Interests	51	(4)

Net Income Attributable to AptarGroup, Inc.	$40,029	$43,809

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$0.61	$0.66
Diluted	$0.59	$0.64

Average Number of Shares Outstanding:
Basic	66,155	66,196
Diluted	68,296	68,785

Dividends per Common Share	$0.25	$0.22

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2013	2012

Net Income	$39,978	$43,813
Other Comprehensive Income:
Foreign currency translation adjustments	(35,613)	41,682
Changes in treasury locks, net of tax	15	15
Net gain on derivatives, net of tax	--	(7)
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	61	61
Amortization of net loss included in net income, net of tax	1,118	687
Total defined benefit pension plan, net of tax	1,179	748
Total other comprehensive (loss) income	(34,419)	42,438

Comprehensive Income	5,559	86,251

Comprehensive Loss/(Income) Attributable to Noncontrolling Interests	50	(3)

Comprehensive Income Attributable to AptarGroup, Inc.	$5,609	$86,248

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2013	2012
Assets

Current Assets:
Cash and equivalents	$225,104	$229,755
Accounts and notes receivable, less allowance for doubtful accounts of $6,147 in 2013 and $6,751 in 2012	441,284	396,788
Inventories	326,248	321,885
Prepaid and other	98,762	90,505
	1,091,398	1,038,933

Property, Plant and Equipment:
Buildings and improvements	363,859	364,704
Machinery and equipment	1,840,679	1,857,347
	2,204,538	2,222,051
Less: Accumulated depreciation	(1,392,893)	(1,397,575)
	811,645	824,476
Land	23,333	23,757
	834,978	848,233

Other Assets:
Investments in affiliates	3,347	3,693
Goodwill	344,712	351,552
Intangible assets, net	49,843	51,960
Miscellaneous	28,292	30,041
	426,194	437,246
Total Assets	$2,352,570	$2,324,412

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$60,488	$45,166
Current maturities of long-term obligations	28,405	29,488
Accounts payable and accrued liabilities	388,585	380,669
	477,478	455,323

Long-Term Obligations	352,749	352,860

Deferred Liabilities and Other:
Deferred income taxes	29,897	33,451
Retirement and deferred compensation plans	97,533	95,872
Deferred and other non-current liabilities	7,143	6,408
Commitments and contingencies	--	--
	134,573	135,731

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	--	--
Common stock, $.01 par value, 199 million shares authorized; 84.6 and 84.1 million shares issued as of March 31, 2013 and December 31, 2012, respectively	845	840
Capital in excess of par value	459,178	430,210
Retained earnings	1,537,094	1,513,558
Accumulated other comprehensive income	26,263	60,683
Less treasury stock at cost, 18.2 and 18.2 million shares as of March 31, 2013 and December 31, 2012, respectively	(636,168)	(625,401)
Total AptarGroup, Inc. Stockholders’ Equity	1,387,212	1,379,890
Noncontrolling interests in subsidiaries	558	608

Total Stockholders’ Equity	1,387,770	1,380,498
Total Liabilities and Stockholders’ Equity	$2,352,570	$2,324,412

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income	43,809					4	43,813
Foreign currency translation adjustments		41,683				(1)	41,682
Changes in unrecognized pension gains/losses and related amortization, net of tax		748					748
Changes in treasury locks, net of tax		15					15
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			8	3	32,099		32,110
Cash dividends declared on common stock	(14,530)						(14,530)
Treasury stock purchased				(10,096)			(10,096)
Balance – March 31, 2012:	$1,438,667	$102,757	$835	$(555,705)	$396,954	$799	$1,384,307

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income (loss)	40,029					(51)	39,978
Foreign currency translation adjustments		(35,614)				1	(35,613)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,179					1,179
Changes in treasury locks, net of tax		15					15
Net loss on derivatives, net of tax		--					--
Stock option exercises & restricted stock vestings			5	1	28,968		28,974
Cash dividends declared on common stock	(16,493)						(16,493)
Treasury stock purchased				(10,768)			(10,768)
Balance – March 31, 2013:	$1,537,094	$26,263	$845	$(636,168)	$459,178	$558	$1,387,770

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2013	2012

Cash Flows from Operating Activities:
Net income	$39,978	$43,813
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	34,934	32,205
Amortization	1,237	349
Stock option based compensation	6,534	5,774
(Recovery)/Provision for doubtful accounts	(311)	(721)
Deferred income taxes	(4,668)	(252)
Defined benefit plan expense	5,123	3,585
Equity in results of affiliates in excess of cash distributions received	262	131
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(52,022)	(42,498)
Inventories	(9,720)	(8,818)
Prepaid and other current assets	(8,947)	265
Accounts payable and accrued liabilities	5,528	5,015
Income taxes payable	4,509	4,033
Retirement and deferred compensation plans	(3,118)	(6,338)
Other changes, net	6,790	(22,885)
Net Cash Provided/(Used) by Operations	26,109	13,658

Cash Flows from Investing Activities:
Capital expenditures	(34,832)	(42,496)
Disposition of property and equipment	2,162	771
Investment in unconsolidated affiliate	--	(279)
Notes receivable, net	--	20
Net Cash Used by Investing Activities	(32,670)	(41,984)

Cash Flows from Financing Activities:
Proceeds/(Repayments) from notes payable	14,754	(31,967)
Repayments of long-term obligations	(585)	(761)
Dividends paid	(16,493)	(14,530)
Credit facility costs	(497)	(1,121)
Proceeds from stock option exercises	19,540	19,674
Purchase of treasury stock	(10,768)	(10,096)
Excess tax benefit from exercise of stock options	2,403	6,433
Net Cash Provided/(Used) by Financing Activities	8,354	(32,368)

Effect of Exchange Rate Changes on Cash	(6,444)	12,883

Net Decrease in Cash and Equivalents	(4,651)	(47,811)
Cash and Equivalents at Beginning of Period	229,755	377,616
Cash and Equivalents at End of Period	$225,104	$329,805

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.

In February 2013, The FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of earnings. The adoption of this standard had no impact on the Condensed Consolidated Financial Statements other than disclosure. Additional information can be found in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

In January 2013, The FASB issued authoritative guidance requiring new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement. We do not have any repurchase agreements and do not participate in securities lending transactions. Our derivative instruments are not offset in the financial statements. Accordingly, the adoption of this standard had no impact on the Condensed Consolidated Financial Statements other than disclosure.  Additional information can be found in Note 6 of the Notes to the Condensed Consolidated Financial Statements.

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

In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.  The effective tax rate for 2013 includes the tax cost of repatriating $76 million of current year earnings, all of which is expected to be repatriated in the first half of 2013.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements for more information.

NOTE 2 - INVENTORIES

At March 31, 2013 and December 31, 2012, approximately 18% and 19%, respectively, of the total inventories are accounted for by the LIFO method.  Inventories, by component, consisted of:

	March 31,	December 31,
	2013	2012

Raw materials	$118,037	$125,889
Work in process	89,188	75,261
Finished goods	126,186	127,393
Total	333,411	328,543
Less LIFO Reserve	(7,163)	(6,658)
Total	$326,248	$321,885

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2012 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$179,890	$153,978	$17,684	$1,615	$353,167
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of December 31, 2012	$179,890	$153,978	$17,684	$--	$351,552
Acquisition	--	--	--	--	--
Foreign currency exchange effects	(2,245)	(4,386)	(209)	--	(6,840)
Goodwill	$177,645	$149,592	$17,475	$1,615	$346,327
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of March 31, 2013	$177,645	$149,592	$17,475	$--	$344,712

The table below shows a summary of intangible assets as of March 31, 2013 and December 31, 2012.

		March 31, 2013			December 31, 2012

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	11	$19,041	$(18,435)	$606	$19,570	$(18,894)	$676
Acquired Technology	15	37,820	(1,891)	35,929	38,928	(1,298)	37,630
License agreements and other	5	35,216	(21,908)	13,308	35,780	(22,126)	13,654
Total intangible assets	10	$92,077	$(42,234)	$49,843	$94,278	$(42,318)	$51,960

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2013 and 2012 was $1,237 and $349, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2013	$3,659	(remaining estimated amortization for 2013)
2014	4,862
2015	4,689
2016	4,059
2017 and thereafter	32,574

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2013.

NOTE 4 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended March 31,	2013	2012	2013	2012

Service cost	$2,225	$1,804	$969	$519
Interest cost	1,250	1,228	665	645
Expected return on plan assets	(1,414)	(1,401)	(452)	(388)
Amortization of net loss	1,434	964	352	121
Amortization of prior service cost	1	1	93	92
Net periodic benefit cost	$3,496	$2,596	$1,627	$989

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute approximately $10 million to its domestic defined benefit plans in 2013 and has not made any 2013 contributions as of March 31, 2013. The Company also expects to contribute approximately $4.3 million to its foreign defined benefit plans in 2013 and, as of March 31, 2013, has contributed approximately $0.7 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total
Balance – December 31, 2011	$100,593	$(39,907)	$(368)	$60,318
Other comprehensive income before reclassifications	41,683	--	--	41,683
Amounts reclassified from accumulated other comprehensive income	--	748	8	756
Net current-period other comprehensive income	41,683	748	8	42,439
Balance - March 31, 2012	$142,276	$(39,159)	$(360)	$102,757

Balance – December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive income before reclassifications	(35,614)	--	--	(35,614)
Amounts reclassified from accumulated other comprehensive income	--	1,179	15	1,194
Net current-period other comprehensive income	(35,614)	1,179	15	(34,420)
Balance - March 31, 2013	$84,483	$(58,069)	$(151)	$26,263

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended March 31,	2013	2012

Defined Benefit Pension Plans
Amortization of net loss	$1,786	$1,085	(a)
Amortization of prior service cost	94	93	(a)
	1,880	1,178	Total before tax
	(701)	(430)	Tax benefit
	$1,179	$748	Net of tax

Other
Changes in treasury locks	23	23	Interest Expense
Net loss on derivatives	--	(10)	Interest Income
	23	13	Total before tax
	(8)	(5)	Tax benefit
	$15	$8	Net of tax

Total reclassifications for the period	$1,194	$756

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 4 – Retirement and Deferred Compensation Plans for additional details).

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

OTHER

As of March 31, 2013, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other, $2.7 million in accounts payable and accrued liabilities, and $0.9 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2013 had an aggregate contract amount of $104 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2013

and December 31, 2012

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$1,142	$332
Foreign Exchange Contracts	Miscellaneous Other Assets	--	982
		$1,142	$1,314
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$2,669	$2,097
Foreign Exchange Contracts	Deferred and other non-current liabilities	948	164
		$3,617	$2,261

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended March 31, 2013 and March 31, 2012

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(2,598)	$7,116
		$(2,598)	$7,116

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
2013
Derivative Assets	$1,142	--	$1,142	--	--	$1,142
Total Assets	$1,142	--	$1,142	--	--	$1,142

Derivative Liabilities	$3,617	--	$3,617	--	--	$3,617
Total Liabilities	$3,617	--	$3,617	--	--	$3,617

2012
Derivative Assets	$1,314	--	$1,314	--	--	$1,314
Total Assets	$1,314	--	$1,314	--	--	$1,314

Derivative Liabilities	$2,261	--	$2,261	--	--	$2,261
Total Liabilities	$2,261	--	$2,261	--	--	$2,261

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

In 2010, a competitor filed a lawsuit against certain AptarGroup, Inc. subsidiaries alleging that certain processes performed by a supplier of a specific type of diptube utilized by the AptarGroup, Inc. subsidiaries in the manufacture of a specific type of pump infringes patents owned by the counterparty. This lawsuit sought an injunction barring the manufacture, use, sale and importation of this specific pump for use in fragrance containers.  In April 2012, the Company’s United States subsidiary was found to have infringed on patents owned by the counterparty within the United States.  The ruling does not apply to manufacture or sales of pumps in countries outside the United States and no damages were assessed.  The Company has appealed this ruling and is waiting for a court decision.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2013.

NOTE 8 – STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2013, the Company repurchased approximately 201 thousand shares for an aggregate amount of $10.8 million.  As of March 31, 2013, the Company has a remaining authorization to repurchase 1.8 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.

NOTE 9 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	March 31, 2013		March 31, 2012
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$40,029	$40,029	$43,809	$43,809

Average equivalent shares
Shares of common stock	66,155	66,155	66,196	66,196
Effect of dilutive stock based compensation
Stock options	2,133	--	2,580	--
Restricted stock	8	--	9	--
Total average equivalent shares	68,296	66,155	68,785	66,196
Net income per share	$.59	$.61	$.64	$.66

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

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and related depreciation and income taxes.

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2013	2012

Total Revenue:
Beauty + Home	$367,183	$380,836
Pharma	168,893	140,201
Food + Beverage	85,333	75,822
Total Revenue	$621,409	$596,859

Less: Intersegment Sales:
Beauty + Home	$3,711	$3,685
Pharma	24	158
Food + Beverage	41	518
Total Intersegment Sales	$3,776	$4,361

Net Sales:
Beauty + Home	$363,472	$377,151
Pharma	168,869	140,043
Food + Beverage	85,292	75,304
Net Sales	$617,633	$592,498

Segment Income (1):
Beauty + Home	$24,415	$32,972
Pharma	45,980	39,372
Food + Beverage	8,550	6,788
Restructuring Initiatives and Related Depreciation	(4,526)	–
Corporate & Other	(10,785)	(8,641)
Income before interest and taxes	$63,634	$70,491
Interest expense, net	(4,232)	(4,214)
Income before income taxes	$59,402	$66,277

(1)                                 The Company evaluates performance of its business units and allocates resources based upon segment income.  Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. Restructuring Initiatives and Related Depreciation includes the following income/(expense) items for the three months ended March 31, 2013 as follows:

Three months ended March 31,	2013	2012

European Operations Optimization (“EOO”) Plan
Depreciation	$459	$--
Employee Severance and Other Costs	4,067	--
Total Restructuring Initiatives and Related Depreciation Expense	$4,526	$--

Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$4,526	$--
Total Restructuring Initiatives and Related Depreciation Expense	$4,526	$--

NOTE 11 – ACQUISITIONS

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

Stelmi contributed sales of $35.4 million and a pretax income of $7.0 million for the three months ended March 31, 2013.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Pharma reporting segment.

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

Goodwill in the amount of $111.0 million was recorded for the acquisition of Stelmi and is included in the Pharma segment.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill largely consists of leveraging the Company’s commercial presence in selling the Stelmi line of products in markets where Stelmi didn’t previously operate and the ability of Stelmi to maintain its competitive advantage from a technical viewpoint.  Goodwill will not be amortized, but will be tested for impairment at least annually.  We do not expect that any of the goodwill will be deductible for tax purposes.

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

	Three Months Ended March 31,
	2013	2012

Net Sales	$617,633	$625,474
Net Income Attributable to AptarGroup Inc.	40,037	46,530
Net Income per common share - basic	0.61	0.70
Net Income per common share - diluted	0.59	0.68

NOTE 12 – STOCK-BASED COMPENSATION

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

Compensation expense recorded attributable to stock options for the first three months of 2013 was approximately $6.5 million ($4.4 million after tax), or $0.07 per basic share and $0.06 per diluted share.  The income tax benefit related to this compensation expense was approximately $2.1 million.  Approximately $5.9 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first three months of 2012 was approximately $5.8 million ($3.9 million after tax), or $0.06 per basic and diluted share.  The income tax benefit related to this compensation expense was approximately $1.9 million.  Approximately $5.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.07 and $10.35 per share in 2013 and 2012, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2013	2012

Dividend Yield	1.8%	1.8%
Expected Stock Price Volatility	22.7%	22.9%
Risk-free Interest Rate	1.2%	1.3%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the three months ended March 31, 2013 and 2012.

A summary of option activity under the Company’s stock option plans as of March 31, 2013, and changes during the three months then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2013	7,879,197	$37.27	276,667	$45.48
Granted	1,335,300	51.57	--	--
Exercised	(663,664)	28.69	--	--
Forfeited or expired	(22,966)	45.02	--	--
Outstanding at March 31, 2013	8,527,867	$40.15	276,667	$45.48
Exercisable at March 31, 2013	5,982,854	$35.49	121,834	$38.09

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2013	6.5		7.6
Exercisable at March 31, 2013	5.4		6.3

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2013	$146,648		$3,283
Exercisable at March 31, 2013	$130,756		$2,347

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2013	$16,515		$--
March 31, 2012	$21,524		$509

The fair value of shares vested during the three months ended March 31, 2013 and 2012 was $12.1 million and $11.4 million, respectively.  Cash received from option exercises was approximately $19.5 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $4.0 million in the three months ended March 31, 2013.  As of March 31, 2013, the remaining valuation of stock option awards to be expensed in future periods was $15.3 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of March 31, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2013	25,862	$48.76
Granted	9,948	53.94
Vested	(11,208)	44.27
Nonvested at March 31, 2013	24,602	$52.90

Compensation expense recorded attributable to restricted stock unit grants for the first three months of 2013 and 2012 was approximately $416 thousand and $219 thousand, respectively.  The fair value of units vested during the three months ended March 31, 2013 and 2012 was $496 thousand and $316 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2013 and 2012 was $582 thousand and $448 thousand, respectively.  As of March 31, 2013 there was $622 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 13 – INCOME TAX UNCERTAINTIES

The Company had approximately $8.4 and $8.5 million recorded for income tax uncertainties as of March 31, 2013 and December 31, 2012, respectively.  The $0.1 million change in income tax uncertainties was primarily the result of currency changes.  The amount, if recognized, that would impact the effective tax rate is $8.0 and $8.1 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 14 – FAIR VALUE

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,142	$--	$1,142	$--
Total assets at fair value	$1,142	$--	$1,142	$--

Liabilities
Forward exchange contracts (a)	$3,617	$--	$3,617	$--
Total liabilities at fair value	$3,617	$--	$3,617	$--

As of December 31, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,314	$--	$1,314	$--
Total assets at fair value	$1,314	$--	$1,314	$--

Liabilities
Forward exchange contracts (a)	$2,261	$--	$2,261	$--
Total liabilities at fair value	$2,261	$--	$2,261	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers its long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $380 million as of March 31, 2013 and $382 million as of December 31, 2012.

NOTE 15 – RESTRUCTURING INITIATIVE

On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe (EOO).  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities.  Two facilities, one in Italy and one in Switzerland, are expected to close and will impact approximately 170 employees.  The locations involved in the operations optimization plan are facilities that are serving the beauty, personal care, food, beverage, and consumer health care markets.  The total costs associated with the plan are estimated to be approximately €14 million (approximately $18 million using current exchange rates) of which approximately €4 million (approximately $6 million using current exchange rates) relates to non-cash expenses and will be included in depreciation and amortization in the Consolidated Statements of Income.  As of March 31, 2013 we have recorded the following activity associated with our EOO plan:

	Beginning	Net Charges for			Ending
	Reserve at	the Three Months			Reserve at
	12/31/12	Ended 3/31/13	Cash Paid	FX Impact	3/31/13

Employee severance	$3,158	$3,508	$(978)	$(150)	$5,538
Other costs	--	559	(530)	5	34
Totals	$3,158	$4,067	$(1,508)	$(145)	$5,572

In addition to the above charges, $0.5 million of accelerated depreciation was incurred in the first quarter of 2013.  This amount is included within depreciation and amortization in the Condensed Consolidated Statements of Income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2013	2012

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.8	67.7
Selling, research & development and administrative	15.3	14.9
Depreciation and amortization	5.9	5.5
Restructuring initiatives	0.6	--
Operating Income	10.4	11.9
Other expense	(0.8)	(0.7)
Income before Income Taxes	9.6	11.2

Net Income	6.5%	7.4%

Effective Tax Rate	32.7%	33.9%

NET SALES

We reported net sales of $617.6 million for the quarter ended March 31, 2013, 4% above first quarter 2012 reported net sales of $592.5 million.  Stelmi sales were $35.4 million which contributed 6% to the reported increase in the quarterly sales.  The average U.S. dollar exchange rate weakened slightly relative to the Euro.  However, this weakness was offset by strengthening of the U.S. dollar compared to other foreign currencies, such as the Brazilian Real, Swiss Franc and British Pound, in the first quarter of 2013 compared to the first quarter of 2012, and as a result, changes in exchange rates had a negative impact of 1% on our reported sales growth.  Excluding acquisitions and changes in foreign currency rates, sales decreased by 1% in the first quarter of 2013 compared to the first quarter of 2012.  The timing of custom tooling sales accounted for the majority of this decrease.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2013	% of Total	2012	% of Total

Domestic	$157,228	25%	$171,309	29%
Europe	356,526	58%	325,709	55%
Other Foreign	103,879	17%	95,480	16%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased slightly to 67.8% in the first quarter of 2013 compared to 67.7% in the first quarter of 2012. The increase is partially due to decreased sales volumes in our core Pharma segment.  This negatively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average. Also contributing to the increase in cost of sales percentage is the increase in raw material costs.  Raw material costs, primarily the cost of plastic resin, increased in 2013 compared to 2012.  While the majority of resin cost increases are passed along to our customers in our selling prices, we typically experience a lag in the timing of passing on these cost increases.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $5.8 million in the first quarter of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $6.4 million in the quarter.  Stelmi contributed operational costs of $4.7 million in the first quarter of 2013.  The remaining increase is due to an increase in personnel costs and stock compensation expenses due to higher substantive vesting requirements.  Excluding acquisitions, SG&A as a percentage of net sales increased to 15.4% compared to 14.9% in the same period of the prior year due primarily to lower core sales and the increase in expenses noted above.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $3.6 million in the first quarter of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.7 million in the quarter compared to the same period a year ago.  This increase is primarily related to $2.2 million of Stelmi costs reported in the first quarter of 2013.  The remaining increase is related to the additional investments in our new products, especially in the Food + Beverage segment, along with continued roll-out of our global enterprise resource planning system and approximately $0.5 million related to our EOO restructuring initiatives.  Excluding acquisitions, depreciation and amortization as a percentage of net sales increased to 5.8% in the first quarter of 2013 compared to 5.5% for the same period a year ago.

RESTRUCTURING INITIATIVES

On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe (“EOO”).  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities.  Two facilities, one in Italy and one in Switzerland, are expected to close and will impact approximately 170 employees.  During the first quarter of 2013, we recognized $4.1 million of restructuring expenses along with the $0.5 million of accelerated depreciation of assets mentioned above.  Using current exchange rates, we expect to recognize approximately $9 million in additional costs, most of which will be incurred in 2013.  Annual savings are estimated to be approximately €9 million (approximately $12 million using current exchange rates) beginning in late 2013.

OPERATING INCOME

Operating income decreased approximately $5.8 million in the first quarter of 2013 to $64.6 million compared to $70.4 million in the same period in the prior year.  Changes in foreign currency rates had no measureable impact on operating income.  Stelmi contributed a $7.1 million operating profit in the first quarter of 2013 and costs associated with the EOO restructuring initiative were $4.5 million.  Excluding acquisitions and restructuring initiatives, the remaining $8.4 million decrease to operating income is mainly due to lower core sales and the increase in expenses noted above.  Excluding acquisitions and restructuring initiatives, operating income as a percentage of net sales decreased to 10.0% in the first quarter of 2013 compared to 11.9% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2013 increased to $5.2 million from $4.1 million in the same period in the prior year.  This increase is mainly due to increased costs associated with hedges in place to mitigate our foreign currency exposure on cross border transactions.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 32.7% in the first quarter ended March 31, 2013 compared to 33.9% in the first quarter of 2012.  During the first quarter of 2013, the rate was favorably impacted by tax benefits recorded due to an Italian tax law change which allowed us to claim a refund from prior year taxes paid.  The favorable impact was partially offset by a new French three percent distribution tax effective for all distributions paid on or after August 17, 2012.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $40.0 million in the first quarter of 2013 compared to $43.8 million in the first quarter of 2012.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, fragrance/cosmetic and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2013	2012

Net Sales	$363,472	$377,151
Segment Income	24,415	32,972
Segment Income as a percentage of Net Sales	6.7%	8.7%

Net sales for the quarter ended March 31, 2013 decreased 4% to $363.5 million compared to $377.2 million in the first quarter of the prior year.  Excluding foreign currency changes, sales decreased 3% in the first quarter of 2013 compared to the same quarter of the prior year.  Sales, excluding foreign currency changes, to the beauty and personal care markets were down 2% and 3%, respectively, in the first quarter of 2013 compared to the same period in the prior year. Geographically, sales increases in Asia and Latin America were offset by softness in North America caused by a snowstorm on the east coast along with certain unprofitable business we exited.  Customer tooling sales, excluding foreign currency changes, also decreased in the first quarter of 2013 to $6.2 million compared to $10.3 million in the first quarter of the prior year.

Segment income for the first quarter of 2013 decreased approximately 26% to $24.4 million from $33.0 million reported in the same period in the prior year.  The negative impact of lower product and tooling sales mentioned above along with productivity issues and higher labor costs in North America contributed to this decrease.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug and consumer health care markets form the Pharma segment.

Three Months Ended March 31,	2013	2012

Net Sales	$168,869	$140,043
Segment Income	45,980	39,372
Segment Income as a percentage of Net Sales	27.2%	28.1%

Net sales for the Pharma segment increased by 21% in the first quarter of 2013 to $168.9 million compared to $140.0 million in the first quarter of 2012.  Stelmi sales were $35.4 million and represented 25% of the increase.  Foreign currency changes had no measureable impact on the total segment sales.  Excluding acquisitions and changes in foreign currency rates, sales decreased by 4% in the first quarter of 2013 compared to the first quarter of 2012.  Excluding acquisitions and foreign currency rate changes, sales to the prescription and consumer health care markets decreased 2% and 9%, respectively, in the first quarter of 2013 compared to the same period in the prior year.  The majority of the decrease to the prescription market is due to destocking of inventory by our generic customers, especially in North America, while the decrease in sales to the consumer health care market is due to continued softness in Europe.

Segment income in the first quarter of 2013 increased approximately 17% to $46.0 million compared to $39.4 million reported in the same period in the prior year.  Stelmi segment income was $6.9 million in the first quarter of 2013.  Excluding Stelmi, segment income would have decreased slightly in the first quarter of 2013 to $39.1 million compared to $39.4 million reported in the same period in the prior year.  This decrease is mainly due to lower sales to the prescription and consumer health care market offset by higher margins on product sales compared to the prior year.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2013	2012

Net Sales	$85,292	$75,304
Segment Income	8,550	6,788
Segment Income as a percentage of Net Sales	10.0%	9.0%

Net sales for the quarter ended March 31, 2013 increased approximately 13% to $85.3 million compared to $75.3 million in the first quarter of the prior year.  Foreign currency changes had no measureable impact on the total segment sales.  Excluding foreign currency rate changes, sales to the food market increased 14% and sales to the beverage market increased approximately 13% in the first quarter of 2013 compared to the same period in the prior year.  The majority of the food increase is driven by tooling sales, which increased $4.9 million over the first quarter of 2012 while the beverage increase is mainly due to increased product sales globally, especially in Asia for the functional bottled water market.

Segment income in the first quarter of 2013 increased approximately 26% to $8.6 million compared to $6.8 million during the same period in the prior year.  The strong growth in product sales noted above along with improved manufacturing productivity and cost absorption contributed to the improvements in the first quarter of 2013 compared to the same period in the prior year.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 10 of the Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain corporate compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense increased to $10.8 million for the quarter ended March 31, 2013 compared to $8.6 million in the first quarter of the prior year mainly due to increased costs associated with hedges in place to support our foreign currency cross border transactions and higher personnel costs.

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

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2013 compared to 2012 is as follows:

	2013	2012
First Quarter	$6.5	$5.8
Second Quarter (estimated for 2013)	2.8	2.9
Third Quarter (estimated for 2013)	2.2	2.1
Fourth Quarter (estimated for 2013)	2.1	1.9
	$13.6	$12.7

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first quarter of 2013, our operations provided approximately $26.1 million in cash flow compared to $13.7 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  During the first quarter of 2013, we utilized the majority of the operating cash flows to finance capital expenditures.

We used $32.7 million in cash for investing activities during the first quarter of 2013, compared to $42.0 million during the same period a year ago. The decrease in cash used for investing activities is due primarily to $7.7 million less spent on capital expenditures in the first quarter of 2013 compared to the first quarter of 2012.  Cash outlays for capital expenditures for 2013 are estimated to be approximately $160 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We received approximately $8.4 million in cash provided by financing activities in the first quarter of 2013 compared to using $32.4 million in the first quarter of the prior year.  In the first quarter of 2012, we utilized $46 million of funds repatriated during the quarter to pay down a portion of our revolving credit facility.  No funds were repatriated during the first quarter of 2013 which required us to increase borrowings on our revolving credit facility.

Cash and equivalents decreased to $225.1 million at March 31, 2013 from $229.8 million at December 31, 2012.  Total short and long-term interest bearing debt increased in the first quarter of 2013 to $441.6 million from $427.5 million at December 31, 2012.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 13.5% at the end of March 2013 compared to 12.5% at December 31, 2012.

Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with operating cash flows from the U.S. and are supplemented by additional borrowings from our revolving credit facility and the repatriations of current year foreign earnings.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit of which $250 million was unused and available as of March 31, 2013 and believe we have the ability to borrow additional funds should the need arise.  On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018.  To take advantage of low interest rates during the past year, we completed a $125 million private placement on September 5, 2012, consisting of $75 million of 10 year notes at an interest rate of 3.25% and $50 million of 12 year notes at an interest rate of 3.40%.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2013
Debt to total capital ratio	Maximum of 55%	24.1%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at March 31, 2013 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $225.1 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on these funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We would not expect future impacts to be materially different.

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

On April 11, 2013, the Board of Directors declared a quarterly dividend of $0.25 per share payable on May 17, 2013 to stockholders of record as of April 26, 2013.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB amended the guidance on the annual testing of indefinite-lived intangible assets (other than goodwill) for impairment.  The amended guidance will allow companies to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards.  This guidance will be effective for the Company’s fiscal year ending December 31, 2013, with early adoption permitted.  The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued guidance which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The guidance will be effective for the Company’s fiscal years beginning after December 15, 2013; however, early adoption is permitted.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Looking to the second quarter, we anticipate our Beauty + Home segment’s income to improve from the disappointing first quarter results.  We are optimistic that our legacy Pharma business will see more normalized order levels in the U.S. generic allergy and European consumer health care markets in the second quarter.  Also, Aptar Stelmi is expected to continue to perform well.  Our Food + Beverage segment is expected to continue to grow this year compared to the prior year provided the global economies do not deteriorate.

Our second quarter earnings per share guidance does not include any impact from our EOO plan.  Currently, we anticipate earnings per share for the second quarter to be in the range of $0.73 to $0.78 compared to $0.61 per share a year ago.  Prior year reported earnings per share included a negative $0.05 per share related to costs associated with the Aptar Stelmi acquisition.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Liquidity and Capital Resources, Off Balance Sheet Arrangements, and Outlook sections of this Form 10-Q.  Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic, environmental and political conditions worldwide;
•	changes in customer and/or consumer spending levels;

•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to contain costs and improve productivity;
•	the timing and successful completion of our EOO plan;
•	our ability to increase prices;
•	significant fluctuations in foreign currency exchange rates;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	changes in capital availability or cost, including interest rate fluctuations;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war or terrorism;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	fiscal and monetary policy, including changes in worldwide tax rates;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of March 31, 2013 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$36,514	0.8104	33,597-36,514
Euro/Brazilian Real	19,314	3.0264	19,314-21,311
Euro/U.S. Dollar	11,893	1.3014	10,301-14,277
Euro/Mexican Peso	8,114	18.4891	7,897-8,804
Czech Koruna/Euro	6,454	0.0390	6,454-6,660
British Pound/Euro	4,779	1.1582	1,844-4,779
Euro/Swiss Franc	3,699	1.2263	299-3,699
U.S. Dollar/Chinese Yuan	3,350	6.2452	3,350-4,710
Euro/Argentinian Peso	2,398	7.0300	0-2,398
Euro/Russian Rouble	1,689	45.3677	1,689-1,689
Euro/Chinese Yuan	1,244	8.3775	1,244-2,268
U.S. Dollar/Argentinian Peso	1,000	5.4030	300-1,000
Other	3,510
Total	$103,958

As of March 31, 2013, we have recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other, $2.7 million in accounts payable and accrued liabilities and $0.9 million in deferred and other non-current liabilities in the balance sheet.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2013, the Company implemented an enterprise resource planning system at an entity located in Stratford, Connecticut.  Consequently, the control environment has been modified at this location.  Other than this item, no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2013, the Plan sold 4,957 shares of our Common Stock on behalf of the participants at an average price of $53.87 per share, for an aggregate amount of $267 thousand and did not purchase any shares of our Common Stock.  At March 31, 2013, the Plan owns 29,931 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

1/1 – 1/31/13	--	$--	--	1,973,691
2/1 – 2/28/13	108,000	52.83	108,000	1,865,691
3/1 – 3/31/13	93,000	54.43	93,000	1,772,691
Total	201,000	$53.57	201,000	1,772,691

The Company announced the existing repurchase program on July 19, 2011.  There is no expiration date for this repurchase program.

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on May 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets - March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2013 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: May 6, 2013

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on May 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets - March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2013 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements.