Form 10-Q
period 2013-06-30
APTARGROUP INC
filed 2013-08-05
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at July 30, 2013
Common Stock, $.01 par value per share	66,283,277 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2013

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$641,441	$577,503	$1,259,074	$1,170,001
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	431,351	390,225	849,837	791,295
Selling, research & development and administrative	88,111	87,840	182,418	176,339
Depreciation and amortization	38,614	32,597	74,785	65,151
Restructuring initiatives	2,511	(215)	6,578	(215)
	560,587	510,447	1,113,618	1,032,570
Operating Income	80,854	67,056	145,456	137,431

Other Income (Expense):
Interest expense	(5,442)	(3,904)	(10,523)	(9,146)
Interest income	846	794	1,695	1,822
Equity in results of affiliates	(61)	(158)	(323)	(289)
Miscellaneous, net	73	(1,247)	(633)	(1,000)
	(4,584)	(4,515)	(9,784)	(8,613)

Income before Income Taxes	76,270	62,541	135,672	128,818

Provision for Income Taxes	26,390	20,889	45,814	43,353

Net Income	$49,880	$41,652	$89,858	$85,465

Net (Gain) Loss Attributable to Noncontrolling Interests	$(78)	$34	$(27)	$30

Net Income Attributable to AptarGroup, Inc.	$49,802	$41,686	$89,831	$85,495

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.75	$0.63	$1.36	$1.29
Diluted	$0.73	$0.61	$1.31	$1.24

Average Number of Shares Outstanding:
Basic	66,420	66,580	66,288	66,388
Diluted	68,106	68,758	68,339	68,940

Dividends per Common Share	$0.25	$0.22	$0.50	$0.44

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$49,880	$41,652	$89,858	$85,465
Other Comprehensive Income/ (Loss):
Foreign currency translation adjustments	6,551	(70,504)	(29,062)	(28,822)
Changes in treasury locks, net of tax	15	165	30	180
Net (loss) on derivatives, net of tax	--	--	--	(7)
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	61	60	122	121
Amortization of net loss included in net income, net of tax	954	684	2,072	1,371
Total defined benefit pension plan, net of tax	1,015	744	2,194	1,492
Total other comprehensive income/ (loss)	7,581	(69,595)	(26,838)	(27,157)

Comprehensive (Loss)/Income	57,461	(27,943)	63,020	58,308

Comprehensive (Income)/ Loss Attributable to Noncontrolling Interests	(82)	38	(32)	35

Comprehensive Income/ (Loss) Attributable to AptarGroup, Inc.	$57,379	$(27,905)	$62,988	$58,343

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2013	2012
Assets

Current Assets:
Cash and equivalents	$189,990	$229,755
Accounts and notes receivable, less allowance for doubtful accounts of $4,623 in 2013 and $6,751 in 2012	455,935	396,788
Inventories	337,625	321,885
Prepaid and other	101,070	90,505
	1,084,620	1,038,933

Property, Plant and Equipment:
Buildings and improvements	366,618	364,704
Machinery and equipment	1,873,898	1,857,347
	2,240,516	2,222,051
Less: Accumulated depreciation	(1,427,059)	(1,397,575)
	813,457	824,476
Land	23,251	23,757
	836,708	848,233

Other Assets:
Investments in affiliates	3,361	3,693
Goodwill	346,730	351,552
Intangible assets, net	49,244	51,960
Miscellaneous	18,718	30,041
	418,053	437,246
Total Assets	$2,339,381	$2,324,412

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$7,928	$45,166
Current maturities of long-term obligations	27,349	29,488
Accounts payable and accrued liabilities	404,001	380,669
	439,278	455,323

Long-Term Obligations	352,636	352,860

Deferred Liabilities and Other:
Deferred income taxes	29,097	33,451
Retirement and deferred compensation plans	100,926	95,872
Deferred and other non-current liabilities	6,782	6,408
Commitments and contingencies	--	--
	136,805	135,731

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	--	--
Common stock, $.01 par value, 199 million shares authorized; 85.0 and 84.1 million shares issued as of June 30, 2013 and December 31, 2012, respectively	850	840
Capital in excess of par value	475,034	430,210
Retained earnings	1,570,286	1,513,558
Accumulated other comprehensive income	33,840	60,683
Less treasury stock at cost, 18.8 and 18.2 million shares as of June 30, 2013 and December 31, 2012, respectively	(669,988)	(625,401)
Total AptarGroup, Inc. Stockholders’ Equity	1,410,022	1,379,890
Noncontrolling interests in subsidiaries	640	608

Total Stockholders’ Equity	1,410,662	1,380,498
Total Liabilities and Stockholders’ Equity	$2,339,381	$2,324,412

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income (loss)	85,495					(30)	85,465
Foreign currency translation adjustments		(28,817)				(5)	(28,822)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,492					1,492
Changes in treasury locks, net of tax		180					180
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			18	3	38,280		38,301
Cash dividends declared on common stock	(29,175)						(29,175)
Treasury stock purchased				(10,096)			(10,096)
Balance – June 30, 2012:	$1,465,708	$33,166	$845	$(555,705)	$403,135	$761	$1,347,910

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income	89,831					27	89,858
Foreign currency translation adjustments		(29,067)				5	(29,062)
Changes in unrecognized pension gains/losses and related amortization, net of tax		2,194					2,194
Changes in treasury locks, net of tax		30					30
Net loss on derivatives, net of tax		--					--
Stock option exercises & restricted stock vestings			10	1	44,824		44,835
Cash dividends declared on common stock	(33,103)						(33,103)
Treasury stock purchased				(44,588)			(44,588)
Balance – June 30, 2013:	$1,570,286	$33,840	$850	$(669,988)	$475,034	$640	$1,410,662

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2013	2012

Cash Flows from Operating Activities:
Net income	$89,858	$85,465
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	72,303	64,485
Amortization	2,482	666
Stock option based compensation	9,324	8,689
Recovery of doubtful accounts	(723)	(605)
Deferred income taxes	(6,756)	(478)
Defined benefit plan expense	9,668	7,154
Equity in results of affiliates in excess of cash distributions received	323	289
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(67,815)	(40,455)
Inventories	(22,591)	(20,793)
Prepaid and other current assets	(9,670)	5,163
Accounts payable and accrued liabilities	19,745	10,447
Income taxes payable	9,258	796
Retirement and deferred compensation plans	(7,752)	(20,978)
Other changes, net	11,954	(15,680)
Net Cash Provided by Operations	109,608	84,165

Cash Flows from Investing Activities:
Capital expenditures	(71,741)	(95,351)
Disposition of property and equipment	2,946	1,229
Investment in unconsolidated affiliate	(13)	(279)
Notes receivable, net	(159)	95
Net Cash Used by Investing Activities	(68,967)	(94,306)

Cash Flows from Financing Activities:
Repayments of notes payable	(37,407)	(53,792)
Proceeds from long-term obligations	--	539
Repayments of long-term obligations	(1,537)	--
Dividends paid	(33,103)	(29,175)
Credit facility costs	(498)	(1,121)
Proceeds from stock option exercises	31,100	25,003
Purchase of treasury stock	(44,588)	(10,096)
Excess tax benefit from exercise of stock options	3,912	4,380
Net Cash Used by Financing Activities	(82,121)	(64,262)

Effect of Exchange Rate Changes on Cash	1,715	(2,340)

Net Decrease in Cash and Equivalents	(39,765)	(76,743)
Cash and Equivalents at Beginning of Period	229,755	377,616
Cash and Equivalents at End of Period	$189,990	$300,873

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

In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest its accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide taxes on earnings that are deemed to be permanently reinvested.  The effective tax rate for 2013 includes the tax cost of repatriating $77 million of current year earnings, all of which was repatriated in the first half of 2013.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements for more information.

NOTE 2 - INVENTORIES

At June 30, 2013 and December 31, 2012, approximately 18% and 19%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	June 30,	December 31,
	2013	2012

Raw materials	$119,754	$125,889
Work in process	94,506	75,261
Finished goods	130,844	127,393
Total	345,104	328,543
Less LIFO Reserve	(7,479)	(6,658)
Total	$337,625	$321,885

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2012 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$179,890	$153,978	$17,684	$1,615	$353,167
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of December 31, 2012	$179,890	$153,978	$17,684	$--	$351,552
Acquisition	--	--	--	--	--
Foreign currency exchange effects	(2,389)	(2,316)	(117)	--	(4,822)
Goodwill	$177,502	$151,661	$17,567	$1,615	$348,345
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of June 30, 2013	$177,502	$151,661	$17,567	$--	$346,730

The table below shows a summary of intangible assets as of June 30, 2013 and December 31, 2012.

		June 30, 2013			December 31, 2012

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	7	$19,314	$(18,762)	$552	$19,570	$(18,894)	$676
Acquired technology	15	38,399	(2,560)	35,839	38,928	(1,298)	37,630
License agreements and other	5	35,189	(22,336)	12,853	35,780	(22,126)	13,654
Total intangible assets	10	$92,902	$(43,658)	$49,244	$94,278	$(42,318)	$51,960

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2013 and 2012 was $1,245 and $317, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2013 and 2012 was $2,482 and $666, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2013	$2,459	(remaining estimated amortization for 2013)
2014	4,901
2015	4,728
2016	4,096
2017	3,409
2018 and thereafter	29,651

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2013.

NOTE 4 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended June 30,	2013	2012	2013	2012

Service cost	$2,045	$1,808	$959	$509
Interest cost	1,246	1,231	658	630
Expected return on plan assets	(1,474)	(1,404)	(447)	(379)
Amortization of net loss	1,117	965	348	118
Amortization of prior service cost	1	1	92	90
Net periodic benefit cost	$2,935	$2,601	$1,610	$968

	Domestic Plans		Foreign Plans
Six months ended June 30,	2013	2012	2013	2012

Service cost	$4,270	$3,612	$1,928	$1,028
Interest cost	2,496	2,459	1,323	1,275
Expected return on plan assets	(2,888)	(2,805)	(899)	(767)
Amortization of net loss	2,551	1,929	700	239
Amortization of prior service cost	2	2	185	182
Net periodic benefit cost	$6,431	$5,197	$3,237	$1,957

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company expects to contribute $10 million in the second half of 2013 and did not make any contribution during the first half of 2013.  The Company also expects to contribute approximately $4.3 million to its foreign defined benefit plans in 2013 and has contributed approximately $1.2 million during the first half of 2013.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total
Balance – December 31, 2011	$100,593	$(39,907)	$(368)	$60,318
Other comprehensive loss before reclassifications	(28,817)	--	--	(28,817)
Amounts reclassified from accumulated other comprehensive income	--	1,492	173	1,665
Net current-period other comprehensive (loss)/income	(28,817)	1,492	173	(27,152)
Balance - June 30, 2012	$71,776	$(38,415)	$(195)	$33,166

Balance – December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive loss before reclassifications	(29,067)	--	--	(29,067)
Amounts reclassified from accumulated other comprehensive income	--	2,194	30	2,224
Net current-period other comprehensive (loss)/income	(29,067)	2,194	30	(26,843)
Balance - June 30, 2013	$91,030	$(57,054)	$(136)	$33,840

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended June 30,	2013	2012

Defined Benefit Pension Plans
Amortization of net loss	$1,465	$1,083	(a)
Amortization of prior service cost	93	91	(a)
	1,558	1,174	Total before tax
	(543)	(430)	Tax benefit
	$1,015	$744	Net of tax

Other
Changes in treasury locks	23	22	Interest Expense
Net loss on derivatives	--	--
	23	22	Total before tax
	(8)	143	Tax benefit
	$15	$165	Net of tax

Total reclassifications for the period	$1,030	$909

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 4 – Retirement and Deferred Compensation Plans for additional details).

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Six months ended June 30,	2013	2012

Defined Benefit Pension Plans
Amortization of net loss	$3,251	$2,168	(b)
Amortization of prior service cost	187	184	(b)
	3,438	2,352	Total before tax
	(1,244)	(860)	Tax benefit
	$2,194	$1,492	Net of tax

Other
Changes in treasury locks	46	45	Interest Expense
Net loss on derivatives	--	(10)	Interest Income
	46	35	Total before tax
	(16)	138	Tax benefit
	$30	$173	Net of tax

Total reclassifications for the period	$2,224	$1,665

(b)

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

OTHER

As of June 30, 2013, the Company has recorded the fair value of foreign currency forward exchange contracts of $2.1 million in prepaid and other, $0.4 million in miscellaneous other assets, $1.9 million in accounts payable and accrued liabilities, and $0.3 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of June 30, 2013 had an aggregate contract amount of $119.7 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2013

and December 31, 2012

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$2,112	$332
Foreign Exchange Contracts	Miscellaneous Other Assets	390	982
		$2,502	$1,314
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,910	$2,097
Foreign Exchange Contracts	Deferred and other non-current liabilities	279	164
		$2,189	$2,261

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended June 30, 2013 and June 30, 2012

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$2,555	$(8,351)
		$2,555	$(8,351)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Six Months Ended June 30, 2013 and June 30, 2012

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2013	2012
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(43)	$(1,235)
		$(43)	$(1,235)

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
2013
Derivative Assets	$2,502	--	$2,502	--	--	$2,502
Total Assets	$2,502	--	$2,502	--	--	$2,502

Derivative Liabilities	$2,189	--	$2,189	--	--	$2,189
Total Liabilities	$2,189	--	$2,189	--	--	$2,189

2012
Derivative Assets	$1,314	--	$1,314	--	--	$1,314
Total Assets	$1,314	--	$1,314	--	--	$1,314

Derivative Liabilities	$2,261	--	$2,261	--	--	$2,261
Total Liabilities	$2,261	--	$2,261	--	--	$2,261

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

In 2010, a competitor filed a lawsuit against certain AptarGroup, Inc. subsidiaries alleging that certain processes performed by a supplier of a specific type of diptube utilized by the AptarGroup, Inc. subsidiaries in the manufacture of a specific type of pump infringes patents owned by the counterparty.  This lawsuit sought an injunction barring the manufacture, use, sale and importation of this specific pump for use in fragrance containers.  In April 2012, the Company’s United States subsidiary was found to have infringed on patents owned by the counterparty within the United States.  The ruling does not apply to the manufacture or sales of pumps in countries outside the United States and no damages were assessed.  The Company has appealed this ruling and the appeal is pending with oral argument scheduled to take place in August 2013.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2013.

NOTE 8 – STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2013, the Company repurchased approximately 600 thousand and 801 thousand shares for aggregate amounts of $33.8 million and $44.6 million, respectively.  The timing of and total amount expended for share repurchases depends upon market conditions.  The Company announced the existing repurchase program on July 19, 2011 and, as of June 30, 2013, the Company had remaining authorization to repurchase 1.2 million additional shares.  On July 18, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock.  There is no expiration date for these repurchase programs.

NOTE 9 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2013		June 30, 2012
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$49,802	$49,802	$41,686	$41,686

Average equivalent shares
Shares of common stock	66,420	66,420	66,580	66,580
Effect of dilutive stock based compensation
Stock options	1,682	--	2,174	--
Restricted stock	4	--	4	--
Total average equivalent shares	68,106	66,420	68,758	66,580
Net income per share	$0.73	$0.75	$0.61	$0.63

	Six months ended
	June 30, 2013		June 30, 2012
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common stockholders	$89,831	$89,831	$85,495	$85,495

Average equivalent shares
Shares of common stock	66,288	66,288	66,388	66,388
Effect of dilutive stock based compensation
Stock options	2,043	--	2,543	--
Restricted stock	8	--	9	--
Total average equivalent shares	68,339	66,288	68,940	66,388
Net income per share	$1.31	$1.36	$1.24	$1.29

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Total Revenue:
Beauty + Home	$378,828	$372,853	$746,011	$753,689
Pharma	182,995	133,033	351,888	273,234
Food + Beverage	83,570	75,684	168,903	151,506
Total Revenue	645,393	581,570	1,266,802	1,178,429

Less: Intersegment Sales:
Beauty + Home	$3,844	$3,569	$7,555	$7,254
Pharma	64	54	88	212
Food + Beverage	44	444	85	962
Total Intersegment Sales	$3,952	$4,067	$7,728	$8,428

Net Sales:
Beauty + Home	$374,984	$369,284	$738,456	$746,435
Pharma	182,931	132,979	351,800	273,022
Food + Beverage	83,526	75,240	168,818	150,544
Net Sales	$641,441	$577,503	$1,259,074	$1,170,001

Segment Income (1):
Beauty + Home	$30,339	$33,546	$54,754	$66,518
Pharma	50,437	31,110	96,417	70,482
Food + Beverage	11,864	7,744	20,414	14,532
Restructuring Initiatives and Related Depreciation	(3,067)	215	(7,593)	215
Corporate & Other	(8,707)	(6,964)	(19,492)	(15,605)
Income before interest and taxes	$80,866	$65,651	$144,500	$136,142
Interest expense, net	(4,596)	(3,110)	(8,828)	(7,324)
Income before income taxes	$76,270	$62,541	$135,672	$128,818

(1)                                 The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. Restructuring Initiatives and Related Depreciation includes the following income/(expense) items for the three and six months ended June 30, 2013 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

European Operations Optimization (“EOO”) Plan
Depreciation	$556	$--	$1,015	$--
Employee Severance and Other Costs	2,555	--	6,622	--
Prior Year Initiatives	(44)	(215)	(44)	(215)
Total Restructuring Initiatives and Related Depreciation Expense	$3,067	$(215)	$7,593	$(215)

Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$3,090	$(105)	$7,616	$(105)
Pharma	--	--	--	--
Food + Beverage	(23)	(110)	(23)	(110)
Total Restructuring Initiatives and Related Depreciation Expense	$3,067	$(215)	$7,593	$(215)

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

Stelmi contributed sales of $38.6 million and $74.0 million and pretax income of $7.7 million and $14.7 million for the three and six months ended June 30, 2013, respectively.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Pharma reporting segment.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$641,441	$608,588	$1,259,074	$1,234,062
Net Income Attributable to AptarGroup Inc.	49,802	47,681	89,839	94,211
Net Income per common share - basic	0.75	0.72	1.36	1.42
Net Income per common share - diluted	0.73	0.69	1.31	1.37

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

Compensation expense recorded attributable to stock options for the first half of 2013 was approximately $9.3 million ($6.2 million after tax).  The income tax benefit related to this compensation expense was approximately $3.1 million.  Approximately $8.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first half of 2012 was approximately $8.7 million ($5.8 million after tax).  The income tax benefit related to this compensation expense was approximately $2.9 million.  Approximately $7.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.07 and $10.35 per share in 2013 and 2012, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2013	2012

Dividend Yield	1.8%	1.8%
Expected Stock Price Volatility	22.7%	22.9%
Risk-free Interest Rate	1.2%	1.3%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2013 was $10.89. The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2012 was $10.59.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2013	2012

Dividend Yield	1.9%	1.7%
Expected Stock Price Volatility	23.0%	22.5%
Risk-free Interest Rate	1.3%	1.3%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans during the first half of 2013 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2013	7,879,197	$37.27	276,667	$45.48
Granted	1,335,300	51.57	85,500	56.49
Exercised	(1,065,594)	27.96	(18,500)	41.11
Forfeited or expired	(33,527)	46.03	--	--
Outstanding at June 30, 2013	8,115,376	$40.81	343,667	$48.46
Exercisable at June 30, 2013	5,579,645	$36.13	175,834	$42.44

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2013	6.5		8.0
Exercisable at June 30, 2013	5.3		6.8

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2013	$116,880		$2,430
Exercisable at June 30, 2013	$106,473		$2,245

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2013	$28,188		$285
June 30, 2012	$25,101		$509

The grant date fair value of options vested during the six months ended June 30, 2013 and 2012 was $12.9 million and $12.1 million, respectively.  Cash received from option exercises was approximately $31.1 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $6.2 million in the six months ended June 30, 2013.  As of June 30, 2013, the remaining valuation of stock option awards to be expensed in future periods was $13.4 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of June 30, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2013	25,862	$48.76
Granted	9,948	53.94
Vested	(11,208)	44.27
Nonvested at June 30, 2013	24,602	$52.90

Compensation expense recorded attributable to restricted stock unit grants for the first half of 2013 and 2012 was approximately $493 thousand and $282 thousand, respectively.  The fair value of units vested during the six months ended June 30, 2013 and 2012 was $496 thousand and $316 thousand, respectively.  The intrinsic value of units vested during the six months ended June 30, 2013 and 2012 was $582 thousand and $448 thousand, respectively.  As of June 30, 2013 there was $545 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 13 – INCOME TAX UNCERTAINTIES

The Company had approximately $8.4 million and $8.5 million recorded for income tax uncertainties as of June 30, 2013 and December 31, 2012, respectively.  The $0.1 million change in income tax uncertainties was primarily the result of the expiration of the statute of limitations in several jurisdictions.  The amount, if recognized, that would impact the effective tax rate is $8.0 and $8.1 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3

Assets
Forward exchange contracts (a)	$2,502	$--	$2,502	$--
Total assets at fair value	$2,502	$--	$2,502	$--

Liabilities
Forward exchange contracts (a)	$2,189	$--	$2,189	$--
Total liabilities at fair value	$2,189	$--	$2,189	$--

As of December 31, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3

Assets
Forward exchange contracts (a)	$1,314	$--	$1,314	$--
Total assets at fair value	$1,314	$--	$1,314	$--

Liabilities
Forward exchange contracts (a)	$2,261	$--	$2,261	$--
Total liabilities at fair value	$2,261	$--	$2,261	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers its long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $367 million as of June 30, 2013 and $382 million as of December 31, 2012.

NOTE 15 – RESTRUCTURING INITIATIVE

On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe (the “EOO” plan).  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities.  Two facilities, one in Italy and one in Switzerland, are expected to close and will impact approximately 170 employees.  The locations involved in the EOO plan are facilities that are serving the beauty, personal care, food, beverage, and consumer health care markets.  The total costs associated with the plan are estimated to be approximately €14 million (approximately $18 million using current exchange rates) of which approximately €4 million (approximately $6 million using current exchange rates) relates to non-cash expenses and will be included in depreciation and amortization in the Condensed Consolidated Statements of Income.  The cumulative expense incurred to date is $12.5 million.  As of June 30, 2013 we have recorded the following activity associated with our EOO plan:

	Beginning	Net Charges for			Ending
	Reserve at	the Six Months			Reserve at
	12/31/12	Ended 6/30/13	Cash Paid	FX Impact	6/30/13

Employee severance	$3,158	$5,345	$(3,375)	$(85)	$5,043
Other costs	--	1,277	(1,246)	3	34
Totals	$3,158	$6,622	$(4,621)	$(82)	$5,077

In addition to the above charges, $1.0 million of accelerated depreciation was incurred in the first half of 2013.  This amount is included within depreciation and amortization in the Condensed Consolidated Statements of Income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.3	67.6	67.5	67.6
Selling, research & development and administrative	13.7	15.2	14.5	15.1
Depreciation and amortization	6.0	5.6	5.9	5.6
Restructuring initiatives	0.4	--	0.5	--
Operating Income	12.6	11.6	11.6	11.7
Other expense	(0.7)	(0.8)	(0.8)	(0.7)
Income before Income Taxes	11.9	10.8	10.8	11.0

Net Income	7.8%	7.2%	7.1%	7.3%

Effective Tax Rate	34.6%	33.4%	33.8%	33.7%

NET SALES

We reported net sales of $641.4 million for the quarter ended June 30, 2013, 11% above second quarter 2012 reported net sales of $577.5 million.  Stelmi sales were $38.6 million which contributed 7% to the reported increase in the quarterly sales.  The average U.S. dollar exchange rate weakened relative to the Euro.  However, this weakness was offset by strengthening of the U.S. dollar compared to other foreign currencies, such as the Brazilian Real, Swiss Franc and British Pound, in the second quarter of 2013 compared to the second quarter of 2012, and as a result, changes in exchange rates did not have a material impact on our reported sales growth.  Excluding acquisitions and changes in foreign currency rates, sales increased by 4% in the second quarter of 2013 compared to the second quarter of 2012.

For the first half of 2013, we reported net sales of $1.3 billion, 8% above the first half 2012 reported net sales of $1.2 billion. Stelmi sales were $74.0 million which contributed 6% to the reported increase in the first half sales.  Consistent with the second quarter, the average U.S. dollar exchange rate weakened relative to the Euro but was offset by strengthening of the U.S. dollar compared to other foreign currencies, such as the Brazilian Real, Swiss Franc and British Pound, which resulted in no material impact from changes in exchange rates on our reported sales growth.  Excluding acquisitions and changes in foreign currency rates, sales increased 2% in the first half of 2013 compared to the first half of 2012.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total

Domestic	$169,245	26%	$166,320	29%	$326,473	26%	$337,629	29%
Europe	362,278	57%	305,610	53%	718,804	57%	631,319	54%
Other Foreign	109,918	17%	105,573	18%	213,797	17%	201,053	17%
	$641,441		$577,503		$1,259,074		$1,170,001

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales as a percent of net sales decreased to 67.3% in the second quarter of 2013 compared to 67.6% in the same period a year ago.  The decrease is partially due to increased sales volumes in our core Pharma segment and the incremental sales related to our Stelmi acquisition.  This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.  Also contributing to the decrease in cost of sales percentage are cost savings initiatives, including savings related to our EOO plan, and decreases in resin costs.  While the majority of resin cost decreases are passed along to our customers in our selling prices, we typically experience a lag in the timing of passing on these cost decreases.

Cost of sales as a percent of net sales decreased slightly to 67.5% in the first half of 2013 compared to 67.6% in the same period a year ago.  As discussed above, this decrease is mainly due to the incremental sales volumes related to our Stelmi acquisition, which carry a higher margin than the overall Company average.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) slightly increased by approximately $0.3 million in the second quarter of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A was flat in the quarter.  SG&A expenses for Stelmi of $5.2 million in 2013 were nearly equal to the $5.5 million of professional fees related to the acquisition of Stelmi recorded in 2012.  SG&A as a percentage of net sales decreased to 13.7% compared to 15.2% in the same period of the prior year due to acquisition fees in 2012.  Higher sales in 2013 are the primary reason for this decrease.

SG&A increased by approximately $6.1 million in the first half of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $6.3 million in the first half of the year.  We recorded Stelmi operational expenses of $9.9 million in 2013 while $5.8 million of professional fees related to the acquisition of Stelmi were recorded in 2012.  The remaining increase is due to an increase in personnel costs and stock compensation expenses due to higher substantive vesting requirements in the first quarter of 2013.  SG&A as a percentage of net sales decreased to 14.5% in the first half of 2013 compared to 15.1% in the first half of 2012 again primarily due to higher sales in 2013.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $6.0 million in the second quarter of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $5.8 million in the quarter compared to the same period a year ago.  This increase is primarily related to $2.6 million of Stelmi costs reported in the second quarter of 2013 and $1.5 million of accelerated depreciation on certain corporate assets.  The remaining increase is related to the additional investments in our new products, especially in the Food + Beverage segment, along with continued roll-out of our global enterprise resource planning system and approximately $0.6 million related to our EOO plan.  Excluding acquisitions, depreciation and amortization as a percentage of net sales increased to 6.0% in the second quarter of 2013 compared to 5.6% for the same period a year ago mainly due to the EOO and additional investments in our business.

For the first half of 2013, reported depreciation and amortization expenses increased by approximately $9.6 million compared to the first half of 2012.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $9.5 million in the first half.  Incremental Stelmi depreciation, the accelerated depreciation on certain corporate assets and the EOO plan represented $4.8 million, $1.5 million and $1.0 million, respectively of this increase with the investments in our business making up the remaining increase.  Excluding acquisitions, depreciation and amortization as a percentage of net sales also increased slightly to 5.9% compared to 5.6% for the same period a year ago.

RESTRUCTURING INITIATIVES

On November 1, 2012, the Company announced the EOO plan.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup will transfer and consolidate production capacity involving twelve facilities.  Under the EOO plan, we have closed one facility in Italy and a second facility in Switzerland is expected to close impacting approximately 170 employees.  During the three and six months ended June 30, 2013, we recognized $2.6 million and $6.6 million of restructuring expenses, respectively, along with the $0.6 million and $1.0 million of accelerated depreciation of assets, respectively, mentioned above.  Using current exchange rates, we expect to recognize approximately $6 million in additional costs, most of which will be incurred in 2013.  Annual savings are estimated to be approximately €9 million (approximately $12 million using current exchange rates) beginning in late 2013.

OPERATING INCOME

Operating income, including the negative impact of EOO plan charges of $3.1 million, increased approximately $13.8 million in the second quarter of 2013 to $80.9 million compared to $67.1 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $12.9 million in the quarter.  The primary reason for the increases in operating income over the prior year is the impact of Aptar Stelmi in the 2013 results while last year we had approximately $5.5 million of expense related to Stelmi acquisition costs.  In addition, improved results in our Pharma and Food + Beverage segments contributed to the increase in operating income.  Operating income as a percentage of net sales increased to 12.6% in the second quarter of 2013 compared to 11.6% for the same period in the prior year.

Operating income increased approximately $8.1 million in the first half of 2013 to $145.5 million compared to $137.4 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $7.1 million in the first half of 2013.  Excluding acquisitions and restructuring initiatives, operating income increased slightly by $0.3 million.  Operating income as a percentage of sales decreased slightly to 11.6% in the first half of 2013 compared to 11.7% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2013 increased slightly to $4.6 million from $4.5 million in the same period in the prior year.  This increase is mainly due to increased costs associated with hedges in place to mitigate our foreign currency exposure on cross border transaction.

Net other expenses for the six months ended June 30, 2013 also increased to $9.8 million from $8.6 million in the same period in the prior year.  This increase is also mainly due to increased costs of foreign currency hedges mentioned above.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 34.6% and 33.8% for the three and six months ended June 30, 2013 compared to 33.4% and 33.7% for the same periods ended June 30, 2012.  The increase in the rate for the three and six months ended June 30, 2013 is related primarily to tax law increases in France related to distributions and interest deductions as well as increases in the Chinese tax rate for 2013.  These increases were mostly offset in the first quarter of 2013 by the tax benefits resulting from an Italian tax law change.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $49.8 million and $89.8 million in the three and six months ended June 30, 2013, respectively, compared to $41.7 million and $85.5 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$374,984	$369,284	$738,456	$746,435
Segment Income	30,339	33,546	54,754	66,518
Segment Income as a percentage of Net Sales	8.1%	9.1%	7.4%	8.9%

Net sales for the quarter ended June 30, 2013 increased 2% to $375.0 million compared to $369.3 million in the second quarter of the prior year.  Changes in foreign currency rates did not have a material impact on reported sales for the quarter ended June 30, 2013.  Sales, excluding foreign currency changes, to the beauty market decreased 2% while sales to the personal care market increased 6% in the second quarter of 2013 compared to the same period in the prior year. Geographically, sales increases in Europe and Latin America more than offset continued softness in the North American region.  Customer tooling sales, excluding foreign currency changes, decreased in the second quarter of 2013 to $7.8 million compared to $10.7 million in the second quarter of the prior year.  Increases in resin pass throughs to our customers positively impacted sales by $0.7 million.

Net sales decreased 1% in the first six months of 2013 to $738.5 million compared to $746.4 million in the first six months of the prior year.  Changes in foreign currency rates did not have a material impact on reported sales for the first half of 2013.  Sales of our products, excluding foreign currency changes, to the beauty market decreased 2% while sales to the personal care market increased 2% in the first half of 2013 compared to the first half of 2012.  Geographically, increases in Europe and Latin America partially offset the softness in North America.  Customer tooling sales, excluding foreign currency changes, also decreased in the first six months of 2013 to $14.0 million compared to $21.0 million in the first half of the prior year.

Segment income for the second quarter of 2013 decreased approximately 10% to $30.3 million compared to $33.5 million reported in the prior year.  Segment income was negatively impacted by higher labor costs and operational inefficiencies, especially in the North American region.

Segment income in the first six months of 2013 decreased approximately 18% to $54.8 million compared to $66.5 million reported in the same period in the prior year.  The negative impact of lower product and tooling sales mentioned above along with operational inefficiencies and higher labor costs in North America were the primary causes of the decrease.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug and consumer health care markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$182,931	$132,979	$351,800	$273,022
Segment Income	50,437	31,110	96,417	70,482
Segment Income as a percentage of Net Sales	27.6%	23.4%	27.4%	25.8%

Net sales for the Pharma segment increased by 38% in the second quarter of 2013 to $182.9 million compared to $133.0 million in the second quarter of 2012.  Stelmi sales were $38.6 million and represented 29% of the increase while foreign currency changes represented 1% of the total segment sales increase.  Sales, excluding acquisitions and changes in foreign currency rates, increased 8%.  Sales, excluding acquisitions and foreign currency changes, to the prescription market increased 6% while sales to the consumer health care market increased 12%.

Net sales for the first six months of 2013 increased approximately 29% to $351.8 million compared to $273.0 million in the first six months of the prior year.  Stelmi sales were $74.0 million and represented 27% of the increase.  Foreign currency changes had no measureable impact on the total segment sales.  Excluding acquisitions and changes in foreign currency rates, sales increased by 2% in the first six months of 2013 compared to the first six months of 2012.  Excluding acquisitions and foreign currency rate changes, sales to the prescription and consumer health care markets increased 2% and 1%, respectively, in the first six months of 2013 compared to the same period in the prior year.  Decreases in the first quarter related to destocking of inventory by our customers serving the generic allergy market, especially in North America, and softness in the consumer health care market in Europe were more than offset by the return of business in the second quarter.

Segment income in the second quarter of 2013 increased approximately 62% to $50.4 million compared to $31.1 million reported in the same period in the prior year.  Stelmi segment income was $7.5 million in the second quarter of 2013.  We also reported $5.5 million of fees related to the Stelmi acquisition in the second quarter of 2012.  Excluding Stelmi and the related acquisition fees, segment income increased 17% in the second quarter of 2013 to $42.9 million compared to $36.6 million reported in the same period in the prior year.  This increase is mainly attributed to the higher sales for both the prescription and consumer health care markets as mentioned above along with better overhead absorption at our Pharma operating facilities.

Segment income in the first six months of 2013 increased approximately 37% to $96.4 million compared to $70.5 million reported in the same period of the prior year.  Stelmi segment income was $14.5 million in the first six months of 2013 and we also reported the $5.8 million of acquisition fees in the first six months of 2012.  Excluding Stelmi and the related acquisition fees, segment income increased 7% in the first six months of 2013 to $81.9 million compared to $76.3 million reported in the same period in the prior year.  This increase is again attributed to the higher sales for both the markets and the improved overhead absorption mentioned above.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$83,526	$75,240	$168,818	$150,544
Segment Income	11,864	7,744	20,414	14,532
Segment Income as a percentage of Net Sales	14.2%	10.3%	12.1%	9.7%

Net sales for the Food + Beverage segment for the quarter ended June 30, 2013 increased approximately 11% to $83.5 million compared to $75.2 million in the second quarter of the prior year.  Sales, excluding changes in foreign currency rates, increased 10%.  Excluding foreign currency changes, sales to the food market increased 6% mainly due to higher infant formula sales in North America.  Sales to the beverage market increased approximately 16% where a combination of higher tooling sales and increased product sales globally, especially in Asia for the functional bottled water market, more than offset softness in the European market due to poor weather conditions.  Increases in resin pass throughs to our customers also positively impacted sales by $1.3 million.

Net sales for the first six months of 2013 increased approximately 12% to $168.8 million compared to $150.5 million in the first six months of the prior year.  Excluding changes in foreign currency rates, sales increased 11%.  Sales, excluding foreign currency changes, to the food market increased 10% and sales to the beverage market increased approximately 15% in the first six months of 2013 compared to the same period in the prior year.  The food increase is driven by tooling sales, which increased $4.4 million over the first half of 2012 and higher infant sales in North America.   The beverage increase is mainly due to increased product sales globally, especially in Asia for the functional bottled water market as mentioned above.

Segment income in the second quarter of 2013 increased approximately 53% to $11.9 million compared to $7.7 million during the same period in the prior year.  Segment income was positively impacted by increased product sales along with improved productivity and overhead cost absorption, particularly in North America.  We also benefitted from the positive impact from the timing of resin cost pass throughs mentioned above.

Segment income in the first six months of 2013 increased approximately 40% to $20.4 million compared to $14.5 million reported in the same period of the prior year.  The strong growth in product sales along with improved manufacturing productivity and cost absorption mentioned above contributed to the improvements in the first six months of 2013 compared to the same period in the prior year.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 10 of the Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain corporate compensation, professional fees, information system costs and LIFO inventory adjustments which are not allocated directly to our operating segments.  Corporate & Other expense increased to $8.7 million for the quarter ended June 30, 2013 compared to $7.0 million in the second quarter of the prior year mainly due to a $1.5 million adjustment for accelerated depreciation on certain corporate assets.

Corporate & Other expense in the first six months of 2013 increased to $19.5 million compared to $15.6 million reported in the same period of the prior year.  The increase is mainly due to the accelerated depreciation on certain corporate assets noted above and increased costs associated with hedges in place to support our foreign currency cross border transactions.

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

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for 2013 compared to the prior year is as follows:

	2013	2012
First Quarter	$6.5	$5.8
Second Quarter	2.8	2.9
Third Quarter (estimated for 2013)	2.2	2.1
Fourth Quarter (estimated for 2013)	2.1	1.9
	$13.6	$12.7

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents decreased to $190.0 million at June 30, 2013 from $229.8 million at December 31, 2012.  Total short and long-term interest bearing debt also decreased in the first half of 2013 to $387.9 million from $427.5 million at December 31, 2012.  These decreases are primarily due to the repatriation of approximately $77.0 million from Europe to the United States during 2013.  These repatriated funds were used to pay down our revolving credit facility.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 12.3% at the end of June 2013 compared to 12.5% at December 31, 2012.

In the first six months of 2013, our operations provided approximately $109.6 million in cash flow compared to $84.2 million for the same period a year ago.  The increase in cash provided by operations is primarily attributable to the timing of tax payments and pension contributions.

We used $69.0 million in cash for investing activities during the first half of 2013, compared to $94.3 million during the same period a year ago.  The decrease in cash used for investing activities is due primarily to a decrease in capital expenditures of $23.6 million in the first half of 2013 compared to the first half of 2012.  Cash outlays for capital expenditures for 2013 are estimated to be approximately $160 million but could vary due to changes in exchange rates as well as the timing of capital projects.  Costs related to our recently announced Aptar facility to serve the Andean region are included in the 2013 estimate while the majority of costs associated with our Stelmi expansion are expected in 2014.

We used $82.1 million in cash for financing activities during the first half of 2013 compared to $64.3 million during the same period a year ago.  The increase in cash used by financing activities is due to an increase of approximately $34.5 million in purchases of treasury stock in the first half of 2013 compared to the first half of 2012.  The increase was partially offset by a decrease in our borrowings as we were able to utilize repatriated funds to pay down our revolving credit facility.

Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with operating cash flows from the U.S. and are supplemented by additional borrowings from our revolving credit facility and the repatriations of current year foreign earnings.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit which was unused and available as of June 30, 2013 and believe we have the ability to borrow additional funds should the need arise.  On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018.  To take advantage of low interest rates during the past year, we completed a $125 million private placement on September 5, 2012, consisting of $75 million of 10 year notes at an interest rate of 3.25% and $50 million of 12 year notes at an interest rate of 3.40%.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2013
Debt to total capital ratio	Maximum of 55%	21.6%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at June 30, 2013 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $190.0 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on these funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We would not expect future impacts to be materially different.

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

On July 18, 2013, the Board of Directors declared a quarterly dividend of $0.25 per share payable on August 21, 2013 to stockholders of record as of July 31, 2013.

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

OUTLOOK

Looking to the third quarter, we anticipate that each of our business segments will grow over the prior year.  Even though we expect challenges in several of the markets we serve, the diversity of our product portfolio, geographic presence, customer base and end markets, protect us from exposure to softness in any particular market or region.

AptarGroup expects earnings per share for the third quarter to be in the range of $0.68 to $0.73 per share compared to $0.62 per share reported in the prior year.  Prior year results include a negative impact of $0.02 per share from Aptar Stelmi’s results which included the acquisition accounting adjustments.

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

•                  our ability to successfully implement facility expansions and new facility projects, including the Stelmi expansion and Andean project;

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

•                  fiscal and monetary policy, including changes in worldwide tax rates;

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

The table below provides information as of June 30, 2013 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$43,302	0.8123	38,316-43,302
Euro/Brazilian Real	23,503	2.9871	21,611-23,503
Euro/U.S. Dollar	20,070	1.3090	7,074-20,070
Euro/Mexican Peso	8,114	18.3494	8,114-8,114
Czech Koruna/Euro	6,255	0.0389	6,213-6,469
U.S. Dollar/Chinese Yuan	6,180	6.1763	4,550-6,180
British Pound/Euro	3,737	1.1768	2,717-3,737
Euro/Chinese Yuan	1,750	8.0544	1,102-2,592
Euro/Russian Rouble	1,689	45.3677	1,689-1,689
U.S. Dollar/Euro	1,648	0.7597	1,636-1,649
U.S. Dollar/Brazilian Real	1,300	2.2130	0-1,300
Other	2,191
Total	$119,739

As of June 30, 2013, the Company has recorded the fair value of foreign currency forward exchange contracts of $2.1 million in prepaid and other, $0.4 million in miscellaneous other assets, $1.9 million in accounts payable and accrued liabilities and $0.3 million in deferred and other non-current liabilities in the balance sheet.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2013, the Plan purchased 4,880 shares of our Common Stock on behalf of the participants at an average price of $56.31 per share, for an aggregate amount of $275 thousand, and sold 920 shares of our Common Stock on behalf of the participants at an average price of $56.64 per share, for an aggregate amount of $52 thousand.  At June 30, 2013, the Plan owns 33,891 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

4/1 – 4/30/13	50,000	$55.39	50,000	1,722,691
5/1 – 5/31/13	329,721	56.36	329,721	1,392,970
6/1 – 6/30/13	220,279	56.60	220,279	1,172,691
Total	600,000	$56.37	600,000	1,172,691

The Company announced the existing repurchase program on July 19, 2011.  On July 18, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock.  There is no expiration date for these repurchase programs.

ITEM 6.  EXHIBITS

Exhibit 10.1	AptarGroup Performance Incentive Plan, filed as Exhibit 10.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 13, 2013, is hereby incorporated by reference.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on August 5, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets – June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2013 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: August 5, 2013

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	AptarGroup Performance Incentive Plan, filed as Exhibit 10.1 to AptarGroup, Inc.’s Current Report on Form 8-K filed on May 13, 2013, is hereby incorporated by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on August 5, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets – June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2013 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements.