Form 10-Q
period 2013-09-30
APTARGROUP INC
filed 2013-11-04
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at October 29, 2013
Common Stock, $.01 par value per share	65,853,245 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2013

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$623,644	$589,598	$1,882,718	$1,759,599
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	424,011	407,368	1,273,848	1,198,663
Selling, research & development and administrative	86,917	80,094	269,335	256,433
Depreciation and amortization	37,222	35,248	112,007	100,399
Restructuring initiatives	2,180	--	8,758	(215)
	550,330	522,710	1,663,948	1,555,280
Operating Income	73,314	66,888	218,770	204,319

Other Income (Expense):
Interest expense	(4,841)	(4,721)	(15,364)	(13,867)
Interest income	576	335	2,271	2,157
Equity results of affiliates	(286)	(229)	(609)	(518)
Miscellaneous, net	(437)	753	(1,070)	(247)
	(4,988)	(3,862)	(14,772)	(12,475)

Income before Income Taxes	68,326	63,026	203,998	191,844

Provision for Income Taxes	23,094	20,925	68,908	64,278

Net Income	$45,232	$42,101	$135,090	$127,566

Net Loss Attributable to Noncontrolling Interests	$32	$26	$5	$56

Net Income Attributable to AptarGroup, Inc.	$45,264	$42,127	$135,095	$127,622

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.68	$0.63	$2.04	$1.92
Diluted	$0.67	$0.62	$1.98	$1.86

Average Number of Shares Outstanding:
Basic	66,092	66,541	66,222	66,439
Diluted	67,986	68,353	68,273	68,711

Dividends per Common Share	$0.25	$0.22	$0.75	$0.66

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/ (LOSS)

(Unaudited)

In thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$45,232	$42,101	$135,090	$127,566
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	45,344	19,027	16,282	(9,795)
Changes in treasury locks, net of tax	9	14	39	194
Net loss on derivatives, net of tax	--	--	--	(7)
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	61	59	183	180
Amortization of net loss included in net income, net of tax	1,039	683	3,111	2,054
Total defined benefit pension plan, net of tax	1,100	742	3,294	2,234
Total other comprehensive income/(loss)	46,453	19,783	19,615	(7,374)

Comprehensive Income	91,685	61,884	154,705	120,192

Comprehensive Loss/(Income) Attributable To Noncontrolling Interests	30	21	(2)	56

Comprehensive Income Attributable to AptarGroup, Inc.	$91,715	$61,905	$154,703	$120,248

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2013	2012

Assets

Current Assets:
Cash and equivalents	$247,851	$229,755
Accounts and notes receivable, less allowance for doubtful accounts of $4,780 in 2013 and $6,751 in 2012	439,016	396,788
Inventories	349,690	321,885
Prepaid and other	109,091	90,505
	1,145,648	1,038,933

Property, Plant and Equipment:
Buildings and improvements	378,451	364,704
Machinery and equipment	1,941,744	1,857,347
	2,320,195	2,222,051
Less: Accumulated depreciation	(1,486,234)	(1,397,575)
	833,961	824,476
Land	23,872	23,757
	857,833	848,233

Other Assets:
Investments in affiliates	3,177	3,693
Goodwill	355,316	351,552
Intangible assets, net	49,757	51,960
Miscellaneous	16,641	30,041
	424,891	437,246
Total Assets	$2,428,372	$2,324,412

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$76,811	$45,166
Current maturities of long-term obligations	899	29,488
Accounts payable and accrued liabilities	402,632	380,669
	480,342	455,323

Long-Term Obligations	355,185	352,860

Deferred Liabilities and Other:
Deferred income taxes	30,393	33,451
Retirement and deferred compensation plans	95,031	95,872
Deferred and other non-current liabilities	6,578	6,408
Commitments and contingencies	--	--
	132,002	135,731

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Preferred stock, $.01 par value, 1 million shares authorized, none outstanding	--	--
Common stock, $.01 par value, 199 million shares authorized; 85.2 and 84.1 million shares issued as of September 30, 2013 and December 31, 2012, respectively	852	840
Capital in excess of par value	485,733	430,210
Retained earnings	1,598,979	1,513,558
Accumulated other comprehensive income	80,291	60,683
Less treasury stock at cost, 19.4 and 18.2 million shares as of September 30, 2013 and December 31, 2012, respectively	(705,622)	(625,401)
Total AptarGroup, Inc. Stockholders’ Equity	1,460,233	1,379,890
Noncontrolling interests in subsidiaries	610	608

Total Stockholders’ Equity	1,460,843	1,380,498
Total Liabilities and Stockholders’ Equity	$2,428,372	$2,324,412

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands, except per share amounts

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income (loss)	127,622					(56)	127,566
Foreign currency translation adjustments		(9,795)					(9,795)
Changes in unrecognized pension gains/losses and related amortization, net of tax		2,234					2,234
Changes in treasury locks, net of tax		194					194
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			10	3	52,235		52,248
Cash dividends declared on common stock	(43,830)						(43,830)
Treasury stock purchased				(40,896)			(40,896)
Balance – September 30, 2012:	$1,493,180	$52,944	$837	$(586,505)	$417,090	$740	$1,378,286

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income (loss)	135,095					(5)	135,090
Foreign currency translation adjustments		16,275				7	16,282
Changes in unrecognized pension gains/losses and related amortization, net of tax		3,294					3,294
Changes in treasury locks, net of tax		39					39
Stock option exercises & restricted stock vestings			12	1	55,523		55,536
Cash dividends declared on common stock	(49,674)						(49,674)
Treasury stock purchased				(80,222)			(80,222)
Balance – September 30, 2013:	$1,598,979	$80,291	$852	$(705,622)	$485,733	$610	$1,460,843

See accompanying unaudited notes to condensed consolidated financial statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2013	2012

Cash Flows from Operating Activities:
Net income	$135,090	$127,566
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	108,259	98,501
Amortization	3,748	1,898
Stock based compensation	11,538	10,773
Provision for doubtful accounts	(516)	(327)
Deferred income taxes	(5,612)	(3,644)
Defined benefit plan expense	14,531	10,855
Equity in results of affiliates in excess of cash distributions received	609	518
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(42,531)	(14,365)
Inventories	(27,168)	(11,819)
Prepaid and other current assets	(15,416)	6,342
Accounts payable and accrued liabilities	8,544	(2,963)
Income taxes payable	10,312	4,716
Retirement and deferred compensation plans	(18,717)	(19,260)
Other changes, net	11,850	(11,273)
Net Cash Provided by Operations	194,521	197,518

Cash Flows from Investing Activities:
Capital expenditures	(110,350)	(133,016)
Disposition of property and equipment	2,207	2,430
Acquisition of business, net of cash acquired	--	(187,840)
Investment in unconsolidated affiliate	(13)	(279)
Notes receivable, net	(159)	7
Net Cash Used by Investing Activities	(108,315)	(318,698)

Cash Flows from Financing Activities:
Proceeds/(Repayments) from notes payable	31,908	(166,911)
Proceeds from long-term obligations	--	125,029
Repayments of long-term obligations	(25,491)	--
Dividends paid	(49,674)	(43,830)
Credit facility costs	(498)	(1,470)
Proceeds from stock option exercises	38,368	35,239
Purchase of treasury stock	(80,222)	(40,896)
Excess tax benefit from exercise of stock options	5,058	6,006
Net Cash Used by Financing Activities	(80,551)	(86,833)

Effect of Exchange Rate Changes on Cash	12,441	4,684

Net Increase/(Decrease) in Cash and Equivalents	18,096	(203,329)
Cash and Equivalents at Beginning of Period	229,755	377,616
Cash and Equivalents at End of Period	$247,851	$174,287

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

NOTE 2 - INVENTORIES

At September 30, 2013 and December 31, 2012, approximately 19% of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	September 30,	December 31,
	2013	2012

Raw materials	$113,673	$125,889
Work in process	109,062	75,261
Finished goods	134,575	127,393
Total	357,310	328,543
Less LIFO Reserve	(7,620)	(6,658)
Total	$349,690	$321,885

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2012 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$179,890	$153,978	$17,684	$1,615	$353,167
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of December 31, 2012	$179,890	$153,978	$17,684	$--	$351,552
Acquisition	--	--	--	--	--
Foreign currency exchange effects	66	3,560	138	--	3,764
Goodwill	$179,956	$157,538	$17,822	$1,615	$356,931
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of September 30, 2013	$179,956	$157,538	$17,822	$--	$355,316

The table below shows a summary of intangible assets as of September 30, 2013 and December 31, 2012.

		September 30, 2013			December 31, 2012

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	7	$20,033	$(19,542)	$491	$19,570	$(18,894)	$676
Acquired technology	15	39,906	(3,325)	36,581	38,928	(1,298)	37,630
License agreements and other	5	36,089	(23,404)	12,685	35,780	(22,126)	13,654
Total intangible assets	10	$96,028	$(46,271)	$49,757	$94,278	$(42,318)	$51,960

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2013 and 2012 was $1,266 and $1,232, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2013 and 2012 was $3,748 and $1,898, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2013	$1,260	(remaining estimated amortization for 2013)
2014	4,966
2015	4,786
2016	4,141
2017	3,505
2018 and thereafter	31,099

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2013.

NOTE 4 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended September 30,	2013	2012	2013	2012

Service cost	$2,135	$1,831	$974	$573
Interest cost	1,248	1,247	668	660
Expected return on plan assets	(1,443)	(1,422)	(454)	(371)
Amortization of net loss	1,276	978	353	116
Amortization of prior service cost	--	1	93	88
Net periodic benefit cost	$3,216	$2,635	$1,634	$1,066

	Domestic Plans		Foreign Plans
Nine months ended September 30,	2013	2012	2013	2012

Service cost	$6,405	$5,443	$2,902	$1,601
Interest cost	3,744	3,706	1,991	1,935
Expected return on plan assets	(4,331)	(4,227)	(1,353)	(1,138)
Amortization of net loss	3,827	2,907	1,053	355
Amortization of prior service cost	2	3	278	270
Net periodic benefit cost	$9,647	$7,832	$4,871	$3,023

EMPLOYER CONTRIBUTIONS

In order to meet or exceed minimum funding levels required by U.S. law, the Company contributed $10 million during the third quarter and the first nine months of 2013 and does not expect to make any contribution to the U.S. plan in the last quarter of 2013.  The Company expects to contribute approximately $4.3 million to its foreign defined benefit plans in 2013 and has contributed approximately $2.0 million during the first nine months of 2013.

NOTE 5 — ACCUMULATED OTHER COMPREHENSIVE INCOME/ (LOSS)

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total

Balance – December 31, 2011	$100,593	$(39,907)	$(368)	$60,318
Other comprehensive loss before reclassifications	(9,795)	--	--	(9,795)
Amounts reclassified from accumulated other comprehensive income	--	2,234	187	2,421
Net current-period other comprehensive (loss)/income	(9,795)	2,234	187	(7,374)
Balance - September 30, 2012	$90,798	$(37,673)	$(181)	$52,944

Balance – December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive income before reclassifications	16,275	--	--	16,275
Amounts reclassified from accumulated other comprehensive income	--	3,294	39	3,333
Net current-period other comprehensive income	16,275	3,294	39	19,608
Balance - September 30, 2013	$136,372	$(55,954)	$(127)	$80,291

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended September 30,	2013	2012

Defined Benefit Pension Plans
Amortization of net loss	$1,629	$1,094	(a)
Amortization of prior service cost	93	89	(a)
	1,722	1,183	Total before tax
	(622)	(441)	Tax benefit
	$1,100	$742	Net of tax

Other
Changes in treasury locks	14	22	Interest Expense
	14	22	Total before tax
	(5)	(8)	Tax benefit
	$9	$14	Net of tax

Total reclassifications for the period	$1,109	$756

(a)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 4 — Retirement and Deferred Compensation Plans for additional details).

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Nine months ended September 30,	2013	2012

Defined Benefit Pension Plans
Amortization of net loss	$4,880	$3,262	(b)
Amortization of prior service cost	280	273	(b)
	5,160	3,535	Total before tax
	(1,866)	(1,301)	Tax benefit
	$3,294	$2,234	Net of tax

Other
Changes in treasury locks	60	67	Interest Expense
Net loss on derivatives	--	(10)	Interest Income
	60	57	Total before tax
	(21)	130	Tax benefit
	$39	$187	Net of tax

Total reclassifications for the period	$3,333	$2,421

(b)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 4 — Retirement and Deferred Compensation Plans for additional details).

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

OTHER

As of September 30, 2013, the Company has recorded the fair value of foreign currency forward exchange contracts of $3.5 million in prepaid and other, $31 thousand in miscellaneous other assets, $0.8 million in accounts payable and accrued liabilities, and $0.2 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2013 had an aggregate contract amount of $160 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2013

and December 31, 2012

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$3,530	$332
Foreign Exchange Contracts	Miscellaneous Other Assets	31	982
		$3,561	$1,314
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$838	$2,097
Foreign Exchange Contracts	Deferred and other non-current liabilities	163	164
		$1,001	$2,261

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended September 30, 2013 and September 30, 2012

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments	Income on Derivative	2013	2012

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$2,894	$(81)
		$2,894	$(81)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Nine Months Ended September 30, 2013 and September 30, 2012

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments	Income on Derivative	2013	2012

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$2,851	$(1,316)
		$2,851	$(1,316)

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
2013
Derivative Assets	$3,561	--	$3,561	--	--	$3,561
Total Assets	$3,561	--	$3,561	--	--	$3,561

Derivative Liabilities	$1,001	--	$1,001	--	--	$1,001
Total Liabilities	$1,001	--	$1,001	--	--	$1,001

2012
Derivative Assets	$1,314	--	$1,314	--	--	$1,314
Total Assets	$1,314	--	$1,314	--	--	$1,314

Derivative Liabilities	$2,261	--	$2,261	--	--	$2,261
Total Liabilities	$2,261	--	$2,261	--	--	$2,261

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

In 2010, a competitor filed a lawsuit against certain AptarGroup, Inc. subsidiaries alleging that certain processes performed by a supplier of a specific type of diptube utilized by the AptarGroup, Inc. subsidiaries in the manufacture of a specific type of pump infringes patents owned by the counterparty.  This lawsuit sought an injunction barring the manufacture, use, sale and importation of this specific pump for use in fragrance containers.  In April 2012, the Company’s United States subsidiary was found to have infringed on patents owned by the counterparty within the United States.  The ruling does not apply to the manufacture or sales of pumps in countries outside the United States and no damages were assessed.  The Company appealed this ruling to the Federal Circuit Court which has sent the case back to the District Court for trial on the question of whether the patents are obvious and not enforceable.

Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 30, 2013.

NOTE 8 — STOCK REPURCHASE PROGRAM

During the three and nine months ended September 30, 2013, the Company repurchased approximately 600 thousand and 1.4 million shares for aggregate amounts of $35.6 million and $80.2 million, respectively.  The timing of and total amount expended for share repurchases depends upon market conditions.  The Company announced the existing repurchase program on July 19, 2011 and on July 18, 2013 the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock.  There is no expiration date for these repurchase programs.  As of September 30, 2013, the Company had remaining authorization to repurchase 4.6 million additional shares.

NOTE 9 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2013		September 30, 2012
	Diluted	Basic	Diluted	Basic

Consolidated operations
Income available to common shareholders	$45,264	$45,264	$42,127	$42,127

Average equivalent shares
Shares of common stock	66,092	66,092	66,541	66,541
Effect of dilutive stock based compensation
Stock options	1,887	--	1,804	--
Restricted stock	7	--	8	--
Total average equivalent shares	67,986	66,092	68,353	66,541
Net income per share	$0.67	$0.68	$0.62	$0.63

	Nine months ended
	September 30, 2013		September 30, 2012
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$135,095	$135,095	$127,622	$127,622

Average equivalent shares
Shares of common stock	66,222	66,222	66,439	66,439
Effect of dilutive stock based compensation
Stock options	2,041	--	2,259	--
Restricted stock	10	--	13	--
Total average equivalent shares	68,273	66,222	68,711	66,439
Net income per share	$1.98	$2.04	$1.86	$1.92

NOTE 10 — SEGMENT INFORMATION

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing systems.  The Company is organized into three reporting segments.  Operations that sell dispensing systems primarily to the beauty, personal care, and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems primarily to the prescription drug and consumer health care markets form the Pharma segment.  Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.  The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total Revenue:
Beauty + Home	$379,250	$362,077	$1,125,261	$1,115,766
Pharma	172,360	156,044	524,248	429,278
Food + Beverage	75,531	75,245	244,434	226,751
Total Revenue	627,141	593,366	1,893,943	1,771,795

Less: Intersegment Sales:
Beauty + Home	$3,199	$3,601	$10,754	$10,855
Pharma	90	(56)	178	156
Food + Beverage	208	223	293	1,185
Total Intersegment Sales	$3,497	$3,768	$11,225	$12,196

Net Sales:
Beauty + Home	$376,051	$358,476	$1,114,507	$1,104,911
Pharma	172,270	156,100	524,070	429,122
Food + Beverage	75,323	75,022	244,141	225,566
Net Sales	$623,644	$589,598	$1,882,718	$1,759,599

Segment Income (1):
Beauty + Home	$30,943	$30,050	$85,697	$96,569
Pharma	44,737	34,194	141,154	104,676
Food + Beverage	7,688	9,611	28,102	24,142
Restructuring Initiatives and Related Depreciation	(2,664)	--	(10,257)	215
Corporate & Other	(8,113)	(6,443)	(27,605)	(22,048)
Income before interest and taxes	$72,591	$67,412	$217,091	$203,554
Interest expense, net	(4,265)	(4,386)	(13,093)	(11,710)
Income before income taxes	$68,326	$63,026	$203,998	$191,844

(1)         The Company evaluates performance of its business units and allocates resources based upon segment income.  Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and related depreciation, and income taxes. Restructuring Initiatives and Related Depreciation includes the following income/(expense) items for the three and nine months ended September 30, 2013 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

European Restructuring Plan
Depreciation	$484	$--	$1,499	$--
Employee Severance and Other Costs	2,180	--	8,802	--
Prior Year Initiatives	--	--	(44)	(215)
Total Restructuring Initiatives and Related Depreciation Expense	$2,664	$--	$10,257	$(215)

Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$2,664	$--	$10,280	$(105)
Pharma	--	--	--	--
Food + Beverage	--	--	(23)	(110)
Total Restructuring Initiatives and Related Depreciation Expense	$2,664	$--	$10,257	$(215)

NOTE 11 — ACQUISITIONS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$623,644	$589,598	$1,882,718	$1,823,660
Net Income Attributable to AptarGroup, Inc.	45,264	44,628	135,103	138,839
Net Income per common share - basic	0.68	0.67	2.04	2.09
Net Income per common share - diluted	0.67	0.65	1.98	2.02

NOTE 12 — STOCK-BASED COMPENSATION

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

Compensation expense recorded attributable to stock options for the first nine months of 2013 was approximately $11.5 million ($7.7 million after tax).  The income tax benefit related to this compensation expense was approximately $3.8 million.  Approximately $10.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first nine months of 2012 was approximately $10.8 million ($7.2 million after tax).  The income tax benefit related to this compensation expense was approximately $3.6 million.  Approximately $9.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.16 and $10.35 per share in 2013 and 2012, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2013	2012

Dividend Yield	1.8%	1.8%
Expected Stock Price Volatility	22.7%	22.9%
Risk-free Interest Rate	1.3%	1.3%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan was $10.89 and $10.59 per share during the first nine months of 2013 and 2012, respectively.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2013	2012

Dividend Yield	1.9%	1.7%
Expected Stock Price Volatility	23.0%	22.5%
Risk-free Interest Rate	1.3%	1.3%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans as of September 30, 2013, and changes during the nine months then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2013	7,879,197	$37.27	276,667	$45.48
Granted	1,385,300	51.83	85,500	56.49
Exercised	(1,249,180)	28.60	(48,333)	43.11
Forfeited or expired	(47,399)	47.24	--	--
Outstanding at September 30, 2013	7,967,918	$41.10	313,834	$48.85
Exercisable at September 30, 2013	5,396,418	$36.26	146,001	$42.05

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2013	6.3		7.8
Exercisable at September 30, 2013	5.1		6.4

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2013	$151,630		$3,541
Exercisable at September 30, 2013	$128,807		$2,640

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2013	$33,123		$732
September 30, 2012	$34,674		$937

The grant date fair value of options vested during the nine months ended September 30, 2013 and 2012 was $12.9 million and $12.1 million, respectively.  Cash received from option exercises was approximately $38.4 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $7.9 million in the nine months ended September 30, 2013.  As of September 30, 2013, the remaining valuation of stock option awards to be expensed in future periods was $12.0 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of September 30, 2013, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2013	25,862	$48.76
Granted	12,448	54.92
Vested	(12,629)	45.20
Nonvested at September 30, 2013	25,681	$53.49

Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2013 and 2012 was approximately $574 thousand and $438 thousand, respectively.  The fair value of units vested during the nine months ended September 30, 2013 and 2012 was $571 thousand and $316 thousand, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2013 and 2012 was $661 thousand and $448 thousand, respectively.  As of September 30, 2013 there was $611 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 13 — INCOME TAX UNCERTAINTIES

The Company had approximately $8.4 million and $8.5 million recorded for income tax uncertainties as of September 30, 2013 and December 31, 2012, respectively.  The $0.1 million change in income tax uncertainties was primarily the result of the expiration of the statute of limitations in several jurisdictions.  The amount, if recognized, that would impact the effective tax rate is $8.0 and $8.1 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 14 — FAIR VALUE

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$3,561	$--	$3,561	$--
Total assets at fair value	$3,561	$--	$3,561	$--

Liabilities
Forward exchange contracts (a)	$1,001	$--	$1,001	$--
Total liabilities at fair value	$1,001	$--	$1,001	$--

As of December 31, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3

Assets
Forward exchange contracts (a)	$1,314	$--	$1,314	$--
Total assets at fair value	$1,314	$--	$1,314	$--

Liabilities
Forward exchange contracts (a)	$2,261	$--	$2,261	$--
Total liabilities at fair value	$2,261	$--	$2,261	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers its long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $370 million as of September 30, 2013 and $382 million as of December 31, 2012.

NOTE 15 — RESTRUCTURING INITIATIVE

On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup is transferring and consolidating production capacity involving twelve facilities.  One facility has closed and another is expected to close by the end of 2013. These closures will impact approximately 170 employees.  The locations involved in the plan are facilities that are serving the beauty, personal care, food, beverage, and consumer health care markets.  The total costs associated with the plan are estimated to be approximately €14 million (approximately $19 million using current exchange rates) of which approximately €3 million (approximately $4 million using current exchange rates) relates to non-cash expenses and are included in depreciation and amortization in the Condensed Consolidated Statements of Income.  The cumulative expense incurred to date is $15.2 million.  As of September 30, 2013 we have recorded the following activity associated with our plan:

	Beginning	Net Charges for			Ending
	Reserve at	the Nine Months			Reserve at
	12/31/12	Ended 9/30/13	Cash Paid	FX Impact	9/30/13

Employee severance	$3,158	$6,735	$(6,136)	$95	$3,852
Other costs	--	2,067	(2,072)	5	--
Totals	$3,158	$8,802	$(8,208)	$100	$3,852

In addition to the above charges, $1.5 million of accelerated depreciation was incurred in the first nine months of 2013.  This amount is included within depreciation and amortization in the Condensed Consolidated Statements of Income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	68.0	69.1	67.7	68.1
Selling, research & development and administrative	13.9	13.6	14.3	14.6
Depreciation and amortization	6.0	6.0	5.9	5.7
Restructuring initiatives	0.3	--	0.5	--
Operating Income	11.8	11.3	11.6	11.6
Other expense	(0.8)	(0.6)	(0.8)	(0.7)
Income before income taxes	11.0	10.7	10.8	10.9

Net income	7.3%	7.1%	7.2%	7.2%

Effective Tax Rate	33.8%	33.2%	33.8%	33.5%

NET SALES

We reported net sales of $623.6 million for the quarter ended September 30, 2013, 6% above third quarter 2012 reported net sales of $589.6 million.  The average U.S. dollar exchange rate weakened relative to the Euro.  However, Latin American currencies, such as the Brazilian Real and Argentine Peso, continue to devalue significantly compared to both the Euro and U.S. dollar.  Overall, the net change in currency rates positively impacted consolidated sales in the quarter by 2%.  Excluding changes in foreign currency rates, sales increased by 4% in the third quarter of 2013 compared to the third quarter of 2012.

For the first nine months of 2013, we reported net sales of $1.9 billion, 7% above the first nine months of 2012 reported net sales of $1.8 billion. Stelmi, which was acquired in July of 2012, reported sales for the first six months of 2013 of $74.0 million which contributed 4% to the reported increase in the first nine month’s sales.  The year-to-date average U.S. dollar exchange rate weakened relative to the Euro but was offset by strengthening of the U.S. dollar compared to other foreign currencies, such as the Brazilian Real and Argentine Peso.  This resulted in a 1% positive impact from changes in exchange rates on our reported sales growth.  Excluding acquisitions and changes in foreign currency rates, sales increased 2% in the first nine months of 2013 compared to the first nine months of 2012.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total

Domestic	$152,213	25%	$168,584	29%	$478,686	26%	$506,214	29%
Europe	357,891	57%	312,910	53%	1,076,695	57%	944,230	54%
Other Foreign	113,540	18%	108,104	18%	327,337	17%	309,155	17%
	$623,644		$589,598		$1,882,718		$1,759,599

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales as a percent of net sales decreased to 68.0% in the third quarter of 2013 compared to 69.1% in the same period a year ago.  Cost of sales in the prior year include approximately $3.8 million of inventory fair value adjustments related to the acquisition of Stelmi.  Excluding this adjustment, 2012 cost of sales represented 68.5% of net sales.  The remaining decrease is partially due to increased sales volumes in our core Pharma segment and the incremental sales related to our Stelmi acquisition.  This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.  Increases in resin of $3.1 million and unfavorable foreign currency transaction effects (primarily in Latin America) were offset by cost savings initiatives and lower tooling sales.  Traditionally, sales of custom tooling generate lower margins than our regular product sales; thus, a decrease in sales of custom tooling positively impacted cost of sales as a percentage of sales.

In the first nine months of 2013, cost of sales as a percent of net sales decreased slightly to 67.7% compared to 68.1% in the same period a year ago.  As discussed above, this decrease is mainly due to the fair value inventory adjustment related to the acquisition of Stelmi in the third quarter of 2012 and the incremental sales volumes related to our Pharma segment, which carry a higher margin than the overall Company average.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $6.8 million in the third quarter of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $5.1 million in the quarter.  This increase is due in part to additional personnel costs and professional fees related to our North American enterprise system rollouts and the related organizational structure.  Also, we recognized some additional personnel costs at our Aptar Stelmi operation to support future growth of this business.  SG&A as a percentage of net sales increased to 13.9% compared to 13.6% in the same period of the prior year due primarily to the increase in expenses noted above.

SG&A increased by approximately $12.9 million in the first nine months of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $11.4 million in the first nine months of the year.  We recorded Stelmi operational expenses of $9.9 million in the first half of 2013 while $6.0 million of professional fees related to the acquisition of Stelmi were recorded in 2012.  The remaining increase is due to additional personnel costs and professional fees related to our North American enterprise system rollouts and Aptar Stelmi operations mentioned above along with an increase in personnel costs and stock compensation expenses due to higher substantive vesting requirements in the first quarter of 2013.  SG&A as a percentage of net sales decreased to 14.3% in the first nine months of 2013 compared to 14.6% in the first nine months of 2012 primarily due to higher sales in 2013.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $2.0 million in the third quarter of 2013 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $1.0 million in the quarter compared to the same period a year ago.  Approximately $0.5 million is depreciation related to our European restructuring plan.  The remaining increase is related to the additional investments in our new products, especially in the Food + Beverage segment, along with continued roll-out of our global enterprise resource planning system.  Depreciation and amortization as a percentage of net sales remained constant at 6.0% in the third quarter of 2013 compared to the same period a year ago.

For the nine months of 2013, reported depreciation and amortization expenses increased by approximately $11.6 million compared to the first nine months of 2012.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $10.6 million in the first nine months.  Incremental Stelmi depreciation and amortization for the first six months of 2013 represented $4.8 million of this increase while the accelerated depreciation on certain corporate assets and the European restructuring plan represented $3.0 million.  The additional investments in our business referred to above make up the remaining increase.  Excluding acquisitions, depreciation and amortization as a percentage of net sales increased slightly to 5.9% compared to 5.7% for the same period a year ago.

RESTRUCTURING INITIATIVES

On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup is transferring and consolidating production capacity involving twelve facilities.  Under the plan, one facility has closed and another is expected to close by the end of 2013.  These closures will impact approximately 170 employees.  During the three and nine months ended September 30, 2013, we recognized $2.2 million and $8.8 million of restructuring expenses, respectively, along with the $0.5 million and $1.5 million of accelerated depreciation of assets, respectively, mentioned above.  Using current exchange rates, we expect to recognize approximately $3 million in additional costs, most of which will be incurred in the fourth quarter of 2013.  Savings from the plan are expected to be approximately €9 million (approximately $12 million using current exchange rates) on an annualized basis the majority of which will begin in 2014.

OPERATING INCOME

Operating income increased approximately $6.4 million in the third quarter of 2013 to $73.3 million compared to $66.9 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $4.7 million in the quarter.  2013 results include the negative impact of the European restructuring plan charges of $2.7 million while the 2012 results were negatively impacted by $3.8 million of fair value adjustments that were recorded for the acquisition date Stelmi inventory as discussed above. Excluding restructuring initiatives and Stelmi fair value adjustments, operating income increased by $5.3 million.  The primary reason for the increase in operating income over the prior year is sales growth in our Pharma and Beauty + Home segments.  Reported operating income as a percentage of net sales increased to 11.8% in the third quarter of 2013 compared to 11.3% for the same period in the prior year.

Operating income increased approximately $14.5 million in the first nine months of 2013 to $218.8 million compared to $204.3 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $11.8 million in the first nine months of 2013.  2013 results include the positive impact of Stelmi, which had operating income of $14.4 million in the first six months of 2013.  2013 was also negatively impacted by the European restructuring plan charges of $10.3 million while the 2012 results were negatively impacted by $6.0 million of expense related to

Stelmi acquisition costs and $3.8 million of fair value adjustments that were recorded for the acquisition date Stelmi inventory as mentioned above. Excluding acquisitions and restructuring costs, operating income increased slightly by $0.6 million which is due to sales growth across all three of our segments.  Reported operating income as a percentage of sales remained constant at 11.6% in the first nine months of 2013 compared to the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the third quarter of 2013 increased to $5.0 million from $3.9 million in the same period in the prior year.  This increase is mainly due to increased costs associated with hedges in place to mitigate our foreign currency exposure on cross border transactions.

Net other expenses for the nine months ended September 30, 2013 also increased to $14.8 million from $12.5 million in the same period in the prior year.  This increase is mainly due to increased interest expense and the costs of foreign currency hedges mentioned above.

EFFECTIVE TAX RATE

The reported effective tax rate was 33.8% for the three months ended September 30, 2013 compared to 33.2% for the same period ended September 30, 2012.  The reported effective tax rate was 33.8% for the nine months ended September 30, 2013 compared to 33.5% for the same period ended September 30, 2012.  The slight increases in the tax rates are attributable to higher tax rates in China and France, including withholding taxes on repatriated earnings from France, as well as the mix of earnings in higher tax countries.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $45.3 million and $135.1 million in the three and nine months ended September 30, 2013, respectively, compared to $42.1 million and $127.6 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$376,051	$358,476	$1,114,507	$1,104,911
Segment Income	30,943	30,050	85,697	96,569
Segment Income as a percentage of Net Sales	8.2%	8.4%	7.7%	8.7%

Net sales for the quarter ended September 30, 2013 increased 5% to $376.1 million compared to $358.5 million in the third quarter of the prior year.  Changes in foreign currency rates positively impacted reported sales by 1% for the quarter ended September 30, 2013.  Sales, excluding foreign currency changes, to the beauty market increased 5% while sales to the personal care market increased 4% in the third quarter of 2013 compared to the same period in the prior year. Geographically, sales increases in Europe, Asia and Latin America more than offset continued softness in the North American region.  Customer tooling sales, excluding foreign currency changes, decreased $1.8 million in the third quarter of 2013 to $9.1 million compared to $10.9 million in the third quarter of the prior year.  Increases in resin pass-throughs to our customers positively impacted sales by $0.8 million.

Net sales increased 1% in the first nine months of 2013 compared to the first nine months of the prior year.  Changes in foreign currency rates did not have a material impact on reported sales for the first nine months of 2013.  Sales of our products, excluding foreign currency changes, to the beauty market increased 1% while sales to the personal care market increased 2% in the first nine months of 2013 compared to the first nine months of 2012.  Geographically, increases in Europe, Asia and Latin America offset the softness in North America.  Customer tooling sales, excluding foreign currency changes, decreased in the first nine months of 2013 to $23.1 million compared to $31.9 million in the first nine months of the prior year.

Segment income for the third quarter of 2013 increased approximately 3% to $30.9 million compared to $30.1 million reported in the prior year.  Increased sales in Europe, Asia and Latin America were able to offset the higher labor costs and operational inefficiencies brought on by softness in the North American region.  Additional personnel costs and professional fees related to our North American enterprise system rollouts along with a $1.4 million increase in resin costs also negatively impacted segment income in the third quarter of 2013.

Segment income in the first nine months of 2013 decreased approximately 11% to $85.7 million compared to $96.6 million reported in the same period in the prior year.  We were negatively impacted by additional personnel costs and professional fees related to our North American enterprise system rollouts and the related organizational structure along with higher resin costs.

PHARMA SEGMENT

Operations that sell dispensing systems and components to the prescription drug and consumer health care markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$172,270	$156,100	$524,070	$429,122
Segment Income	44,737	34,194	141,154	104,676
Segment Income as a percentage of Net Sales	26.0%	21.9%	26.9%	24.4%

Net sales for the Pharma segment increased by 10% in the third quarter of 2013 to $172.3 million compared to $156.1 million in the third quarter of 2012.  Sales, excluding changes in foreign currency rates, increased 7%.  Sales to the consumer health care market increased 21% due to strong nasal saline and nasal decongestant sales while sales, excluding foreign currency changes, to the injection market increased 27% driven by increased pricing and customer demand.  Sales to the prescription market decreased 4% primarily due to lower custom tooling sales compared to the prior year.

Net sales for the first nine months of 2013 increased approximately 22% to $524.1 million compared to $429.1 million in the first nine months of the prior year.  Stelmi sales were $74.0 million during the first half of 2013 and represented 17% of the increase.  Foreign currency changes had a positive impact of 2% on total segment sales.  Excluding acquisitions and changes in foreign currency rates, sales increased by 3% in the first nine months of 2013 compared to the first nine months of 2012.  Excluding acquisitions and foreign currency rate changes, sales to the prescription and consumer health care markets increased 2% and 7%, respectively, in the first nine months of 2013 compared to the same period in the prior year.  Decreases in the first quarter related to destocking of inventory by our customers serving the generic allergy market, especially in North America, and softness in the consumer health care market in Europe were more than offset by the increase in sales during the last six months.

Segment income in the third quarter of 2013 increased approximately 31% to $44.7 million compared to $34.2 million reported in the same period in the prior year.  Excluding $3.8 million of fair value adjustments related to Stelmi during the third quarter of 2012, segment income increased $6.7 million in the third quarter of 2013 compared to the third quarter of 2012.  This increase is mainly attributed to the higher sales to the consumer health care and injection markets along with better overhead absorption at our Pharma operating facilities.

Segment income in the first nine months of 2013 increased approximately 35% to $141.2 million compared to $104.7 million reported in the same period of the prior year.  Stelmi segment income was $14.5 million in the first six months of 2013.  We also reported the $6.0 million of acquisition fees and $3.8 million of fair value adjustments related to Stelmi during the first nine months of 2012.  Excluding Stelmi and the related acquisition fees, segment income increased $12.2 million in the first nine months of 2013 compared to the same period in the prior year.  This increase is attributed to the higher sales to the consumer health care and injection markets and the improved overhead absorption mentioned above.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$75,323	$75,022	$244,141	$225,566
Segment Income	7,688	9,611	28,102	24,142
Segment Income as a percentage of Net Sales	10.2%	12.8%	11.5%	10.7%

Net sales for the Food + Beverage segment for the quarter ended September 30, 2013 increased slightly to $75.3 million compared to $75.0 million in the third quarter of the prior year.  Sales, excluding changes in foreign currency rates, decreased 1%.  Excluding foreign currency changes, sales to the food market increased 4% while sales to the beverage market decreased 7%.  The beverage market decrease is mainly due to a decrease in custom tooling project sales, excluding foreign currency changes, of $2.3 million.  Increases in resin pass-throughs to our customers positively impacted sales by $1.0 million.

Net sales for the first nine months of 2013 increased approximately 8% to $244.1 million compared to $225.6 million in the first nine months of the prior year.  Excluding changes in foreign currency rates, sales increased 7%.  Sales, excluding foreign currency changes, to the food market increased 8% and sales to the beverage market increased approximately 7% in the first nine months of 2013 compared to the same period in the prior year.  The food increase is driven by tooling sales, which increased $2.8 million over the first nine months of 2012, and higher sales of our products into new application fields such as infant formula in North America.   The beverage increase is mainly due to increased product sales globally, especially in Asia, for the functional bottled water market.

Segment income in the third quarter of 2013 decreased approximately 20% to $7.7 million compared to $9.6 million during the same period in the prior year.  Segment income was negatively impacted by $1.7 million of resin cost increases along with lower tooling sales mentioned above, which more than offset the increases due to improved product sales.

Segment income in the first nine months of 2013 increased approximately 16% to $28.1 million compared to $24.1 million reported in the same period of the prior year.  Strong growth in product sales along with improved manufacturing productivity and cost absorption offset increased resin costs and contributed to the improvements in the first nine months of 2013 compared to the same period in the prior year.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 10 of the Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain corporate compensation, professional fees, information system costs and LIFO inventory adjustments which are not allocated directly to our operating segments.  Corporate & Other expense increased to $8.1 million for the quarter ended September 30, 2013 compared to $6.4 million in the third quarter of the prior year mainly due higher professional fees and personnel costs as well as increased costs associated with hedges in place to support our foreign currency cross border transactions.

Corporate & Other expense in the first nine months of 2013 increased to $27.6 million compared to $22.0 million reported in the same period of the prior year.  The increase is mainly due to a $1.5 million adjustment for accelerated depreciation on certain corporate assets and increased costs associated with hedges in place to support our foreign currency cross border transactions.

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

We generally incur increased stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for 2013 compared to the prior year is as follows:

	2013	2012
First Quarter	$6.5	$5.8
Second Quarter	2.8	2.9
Third Quarter	2.2	2.1
Fourth Quarter (estimated for 2013)	2.2	1.9
	$13.7	$12.7

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  Cash and equivalents increased to $247.9 million at September 30, 2013 from $229.8 million at December 31, 2012.  Total short and long-term interest bearing debt also increased in the first nine months of 2013 to $432.9 million from $427.5 million at December 31, 2012.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 11.2% at the end of September 2013 compared to 12.5% at December 31, 2012.

In the first nine months of 2013, our operations provided approximately $194.5 million in cash flow compared to $197.5 million for the same period a year ago.  The decrease in cash provided by operations is primarily attributable to higher working capital requirements.

We used $108.3 million in cash for investing activities during the first nine months of 2013, compared to $318.7 million during the same period a year ago.  The decrease in cash used for investing activities is due primarily to the acquisition of Stelmi for $187.8 million in 2012 and a decrease in capital expenditures of $22.7 million in the first nine months of 2013 compared to the first nine months of 2012.  Cash outlays for capital expenditures for 2013 are estimated to be approximately $160 million but could vary due to changes in exchange rates as well as the timing of capital projects.  Capital expenditures related to our recently announced new facility to serve the Andean region are included in the 2013 estimate.  Capital expenditures associated with our recently announced expansion for our Aptar Stelmi facilities are expected to occur in 2014.

We used $80.6 million in cash for financing activities during the first nine months of 2013 compared to $86.8 million during the same period a year ago.  Increases in dividends paid and purchases of treasury stock were funded by an increase in short-term borrowing.  The decrease in cash used by financing activities is therefore due primarily to increased stock option exercises.

Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with operating cash flows from the U.S. and are supplemented by additional borrowings from our revolving credit facility and the repatriations of current year foreign earnings.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit  of which $240 million was unused and available as of September 30, 2013 and believe we have the ability to borrow additional funds should the need arise.  On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018.  To take advantage of low interest rates during the past year, we completed a $125 million private placement on September 5, 2012, consisting of $75 million of 10 year notes at an interest rate of 3.25% and $50 million of 12 year notes at an interest rate of 3.40%.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2013
Debt to total capital ratio	Maximum of 55%	22.9%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.4 billion at September 30, 2013 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $247.9 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on these funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We would not expect future impacts to be materially different.

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

On October 24, 2013, the Board of Directors declared a quarterly dividend of $0.25 per share payable on November 27, 2013 to stockholders of record as of November 6, 2013.

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

In July 2013, the FASB amended guidance to allow the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) to be designated as a benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance.  The amendments also allow for the use of different benchmark rates for similar hedges.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The initial adoption had no impact on our consolidated financial position and results of operation.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Looking to the fourth quarter, we expect core sales of each segment to grow over the prior year; however, earnings will be negatively impacted by continued soft conditions in the U.S. markets served by our Beauty + Home segment.  There is also pending French tax regulations that, if enacted before the end of the year, could result in a full-year retroactive tax adjustment that would negatively impact our fourth quarter results by as much as $0.09 per share.  Our guidance does not reflect this pending tax regulation and is based on an effective tax rate of approximately 30% which is comparable to last year’s fourth quarter effective tax rate.

AptarGroup expects earnings per share for the fourth quarter, before costs associated with the European restructuring plan, to be in the range of $0.62 to $0.67 per share compared to $0.57 per share reported in the prior year before costs associated with the restructuring plan.

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

•                  the timing and successful completion of our European restructuring plan;

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

•                  fiscal and monetary policy, including changes in worldwide tax rates, in particular pending French tax legislation;

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

The table below provides information as of September 30, 2013 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the fourth quarter of 2013.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$56,311	0.8096	45,180-56,311
Euro/Brazilian Real	26,958	2.9283	23,501-26,958
Euro/U.S. Dollar	20,964	1.3225	17,025-20,964
Euro/Swiss Franc	13,150	1.2362	0-13,150
U.S. Dollar/Chinese Yuan	9,790	6.1521	7,180-11,790
Euro/Mexican Peso	8,967	18.4210	8,967-9,055
Czech Koruna/Euro	6,311	0.0388	5,840-6,311
British Pound/Euro	3,718	1.1904	3,601-3,990
Euro/Indian Rupee	2,624	87.6073	0-2,624
U.S. Dollar/Brazilian Real	2,083	2.4108	0-2,083
Euro/Chinese Yuan	1,746	8.1572	1,746-2,181
Euro/Russian Rouble	1,722	45.3677	1,722-1,722
U.S. Dollar/Euro	1,300	0.7446	947-1,632
U.S. Dollar/Indian Rupee	1,000	64.8700	0-1,000
Other	2,867
Total	$159,511

As of September 30, 2013, the Company has recorded the fair value of foreign currency forward exchange contracts of $3.5 million in prepaid and other, $31 thousand in miscellaneous other assets, $0.8 million in accounts payable and accrued liabilities and $0.2 million in deferred and other non-current liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2013, the Company implemented an enterprise resource planning system at a U.S. facility.  Consequently, the control environment has been modified at this location.  Other than this item, no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2013, the Plan purchased 1,857 shares of our Common Stock on behalf of the participants at an average price of $60.11 per share, for an aggregate amount of $111.6 thousand, and sold 520 shares of our Common Stock on behalf of the participants at an average price of $59.70 per share, for an aggregate amount of $31.0 thousand.  At September 30, 2013, the Plan owns 35,228 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

7/1 – 7/31/13	90,000	$58.34	90,000	5,082,691
8/1 – 8/31/13	330,509	59.63	330,509	4,752,182
9/1 – 9/30/13	179,491	59.48	179,491	4,572,691
Total	600,000	$59.39	600,000	4,572,691

The Company announced the existing repurchase program on July 19, 2011.  On July 18, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional four million shares of its outstanding common stock.  There is no expiration date for these repurchase programs.

ITEM 6.  EXHIBITS

Exhibit 10.1	AptarGroup, Inc. 2014 Long-Term Incentive Program under the Aptargroup, Inc. Performance Incentive Plan

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, filed with the SEC on November 4, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2013 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: November 4, 2013

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	AptarGroup, Inc. 2014 Long-Term Incentive Program under the Aptargroup, Inc. Performance Incentive Plan

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, filed with the SEC on November 4, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2013 and 2012 and (vi) the Notes to Condensed Consolidated Financial Statements.