Form 10-K
period 2013-12-31
APTARGROUP INC
filed 2014-02-28
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates as of June 28, 2013 was $3,522,594,287.

The number of shares outstanding of common stock, as of February 24, 2014, was 65,529,856 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2014 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2013

i /ATR

2013 Form 10-K

PART I

ITEM 1.    BUSINESS

BUSINESS OF APTARGROUP

 We are a leading global solution provider of a broad range of innovative packaging delivery solutions primarily for the beauty, personal care, home care, prescription drug, consumer health care, injectables, food and beverage markets. Our creative packaging solutions enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market.

        Our business was started in the late 1940's, manufacturing and selling aerosol valves in the United States, and has grown primarily through the acquisition of relatively small companies and internal expansion. We were incorporated in Delaware in 1992. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as "AptarGroup" or the "Company".

        We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have over 5,000 customers with no single customer or group of affiliated customers accounting for greater than 6% of our 2013 net sales.

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

        While we offer a wide variety of dispensing and sealing solutions, our primary products are dispensing pumps, closures, aerosol valves and elastomer primary packaging components.

        Dispensing pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with perfume and pharmaceutical products to lotion pumps for more viscous formulas.

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

        We also manufacture and sell elastomer primary packaging components. These components are used in the injectables market. Products include stoppers for infusion, antibiotic, lyophilization and diagnostic vials. Our elastomer components also include pre-filled syringe components, such as plungers, needle shields, tip caps and cartridges, as well as dropper bulbs and disposable syringe plungers.

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

DESCRIPTION OF APTARGROUP'S REPORTING SEGMENTS

FINANCIAL INFORMATION ABOUT SEGMENTS

 AptarGroup's organizational structure consists of three market-focused business segments which are Beauty + Home, Pharma and Food + Beverage. This is a strategic structure which allows us to be more closely aligned with our customers and the markets in which they operate. Operations that sell dispensing systems primarily to the beauty, personal care and home care markets form the Beauty + Home segment. Operations that sell dispensing systems or primary packaging components to the prescription drug, consumer health care and injectables markets form the Pharma segment. Operations that sell dispensing systems to the food and beverage markets form the Food + Beverage segment. Each of these three business segments is described more fully below. A summary of sales, segment income and total assets based upon this reporting structure for each of the last three years is shown in Note 17 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

1 /ATR

2013 Form 10-K

BEAUTY + HOME

 The Beauty + Home segment is our largest segment in terms of net sales and total assets representing 59% and 53% of AptarGroup's Net Sales and Total Assets, respectively. The Beauty + Home segment primarily sells pumps, closures, aerosol valves and accessories to the personal care and home care markets and pumps and decorative components to the beauty market. We believe we are the largest supplier for the majority of the products we sell to the beauty, personal care and home care markets.

 Beauty.    Sales to the beauty market accounted for approximately 46% of the segment's total net sales in 2013. The beauty market requires a broad range of spray pumps and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. Our cosmetic lotion pumps, airless dispensing systems and lotion sampling devices, and decorative capabilities will also provide growth opportunities. We have experienced significant growth in recent years in Latin America, particularly in the sales of our products to the beauty market, and we believe there are significant opportunities for growth in the sale of our products for cosmetic applications in Asia.

 Personal Care.    Sales to the personal care market accounted for approximately 45% of the segment's total net sales in 2013 and primarily included sales of fine mist spray pumps, lotion pumps, closures and continuous spray aerosol valves. Personal care spray pump applications include hair care, body care and sun care products. Typical lotion pump applications include skin moisturizers, hand sanitizers and soap. Personal care closures applications include shampoos and conditioners. Personal care continuous aerosol valve applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous aerosol valve offerings.

 Home Care.    Sales to the home care market accounted for approximately 8% of the segment's total net sales in 2013 and primarily included sales of continuous or metered dose spray aerosol valves, closures and to a lesser degree spray and lotion pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure applications include liquid detergents and household cleansers. Spray and lotion pump applications primarily include household and industrial cleaners.

PHARMA

 The Pharma segment is our second largest segment in terms of net sales and total assets, accounting for 28% and 27% of AptarGroup's Net Sales and Total Assets, respectively, and is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves ("MDI's") to the pharmaceutical market worldwide and we believe we are the number three supplier of elastomer primary packaging components worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments, and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing an alternative to traditional medication forms such as pills with value-added, convenient dispensing systems will continue to offer opportunities for our business.

 Prescription Drug.    Sales to the prescription drug market accounted for approximately 54% of the segment's total net sales in 2013. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Recently, our nasal pumps were also sold on pain management products primarily for post-operative pain management. Potential opportunities for providing alternatives to the traditional pill form of medication include pump dispensing systems for vaccine treatment, additional cold and flu treatments and hormone replacement therapies.

        MDI's are used for dispensing precise amounts of medication. This aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. Currently the majority of our MDI's sold are used for respiratory ailments.

        We continue to develop new dispensing systems and accessories in this segment. Our dose indicator for use with MDI's lets patients know how many doses are left in a container. This dose indicator recently launched in the market on two different products—a European asthma medication and a U.S. allergy treatment. We also developed new delivery device technologies featuring lock-out capabilities. We are also exploring new categories such as sleep aids and hormone replacement therapies. While we expect that these new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

 Consumer Health Care.    Sales to the consumer health care market accounted for approximately 26% of the segment's total net sales in 2013. Applications for this market are similar to the pharmaceutical market; however, these applications are sold

2 /ATR

2013 Form 10-K

over the counter without a prescription. Typical consumer health care spray pump applications include nasal decongestants, nasal salines and cough and cold applications. Typical consumer health care valve applications include nasal saline using our bag-on valve technology. Other products sold to this market include dispensing closures primarily for ophthalmic liquid products and lotion and airless systems for dermal applications.

 Injectables.    On July 3, 2012, the Company completed its acquisition of Rumpler—Technologies S.A., together with its direct and indirect subsidiaries ("Stelmi"), for approximately $188 million. Stelmi is a producer of elastomer primary packaging components for injectable drug delivery and operates two manufacturing plants and a research and development facility in France. Sales to the injectables market accounted for approximately 20% of the segment's total net sales in 2013. Injectable products offered include stoppers for infusion, antibiotic, lyophilization and diagnostic vials. Injectables also include pre-filled syringe components, such as plungers, needle shields, tip caps and cartridges, as well as dropper bulbs and disposable syringe plungers.

FOOD + BEVERAGE

 The Food + Beverage segment is our smallest segment in terms of net sales and total assets representing 13% and 10% of AptarGroup's Net Sales and Total Assets, respectively, but has been our fastest growing segment. We primarily sell dispensing closures and to a lesser degree, non-dispensing closures, spray pumps and aerosol valves to the food and beverage markets.

        Sales of dispensing closures have grown as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. At the same time, consumer marketers are trying to differentiate their products by incorporating performance enhancing features such as bonded to plastic aluminum liners, flow-control and no-drip dispensing, inverted packaging and directional flow to make packages simpler to use, cleaner and more appealing to consumers.

 Food.    Sales to the food market accounted for approximately 56% of the segment's total net sales in 2013 and primarily include sales of dispensing closures and flow-control technologies. To a lesser degree we also sell non-dispensing closures, spray pumps and aerosol valves to this market. Applications for dispensing closures include sauces, condiments and food products. Applications for non-dispensing closures include granular and powder food products. Applications for continuous spray valves include cooking sprays. Spray pump applications primarily include butter or salad dressing sprays.

 Beverage.    Sales to the beverage market accounted for approximately 42% of the segment's total net sales in 2013 and primarily include sales of dispensing closures and flow-control technologies. Sales of dispensing closures to the beverage market have increased significantly over the last several years as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings. Examples of beverage products currently utilizing lotion pump technologies include syrups and concentrates.

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

        We are committed to expanding geographically to serve local and multinational customers in existing and emerging areas. Targeted areas include Asia, South America, and Eastern Europe. During 2014, we expect to commence manufacturing operations in Colombia to better serve the Andean region.

        We believe significant opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities include potential conversion in the food and beverage markets for single and multi-serve non-carbonated beverages, condiments, cooking oils and infant formula. In the beauty market, potential conversion opportunities include creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. We have developed and patented a thin sprayable dispensing system that can be inserted into magazines to replace the traditional scent strips. We have also developed a similar miniature flat sample for viscous creams as well as a small pump for use on vials for cosmetic lotions.

        In addition to introducing new dispensing applications, we believe there are significant growth opportunities in converting existing pharmaceutical delivery systems to our more convenient dispensing pump or MDI systems. Examples of opportunities in the prescription drug and consumer health care markets include ways to dispense vaccines, cold and flu treatments, hormone replacement therapies, pain medication, sleep aids and ophthalmic applications. Examples of opportunities in the beauty and personal care markets include replacing closures on sun care applications with our bag-on valve technology and replacing finger actuators on fragrance applications with bulb atomizers.

        We are committed to developing or acquiring new dispensing technologies that can lead to the development of completely new dispensing systems or can complement our existing product offerings. In 2013, we acquired a

3 /ATR

2013 Form 10-K

non-controlling interest in a company which has developed bonding technology (BAPTM) that provides opportunities for additional product applications requiring a liner. In 2012, we acquired Stelmi which produces elastomer primary packaging components for injectable drug delivery. This investment represents a significant opportunity for the Pharma segment to enter a new category and broaden our product portfolio and customer reach. We also manufacture decorative packaging components primarily for the high end of the beauty market. This technology includes advanced molding capabilities as well as decoration (vacuum metallization and varnishing) of plastic components.

RESEARCH AND DEVELOPMENT

 One of our competitive strengths is our commitment to innovation. Our commitment to innovation has resulted in an emphasis on research and development. Our research and development activities are directed toward developing affordable new innovative packaging delivery solutions and adapting existing products for new markets or customer requirements. Our research and development personnel are primarily located in the United States, France, Germany and Italy. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities, net of certain research and development credits, were $71.8 million, $65.4 million and $67.0 million in 2013, 2012 and 2011, respectively.

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

TECHNOLOGY

 We have technical expertise regarding injection molding, robotics, cleanroom facilities and high-speed assembly. We also have expertise regarding the formulation and finishing of elastomer and silicone components. In addition, we offer a variety of sterilization options for elastomer components for the pharmaceutical industry. Pumps and aerosol valves require the assembly of several different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we assemble products in a high-speed, cost-effective manner. Our injection molding capabilities include recent advances such as spin-stack and cube molding which utilize high-efficiency rotating molds. We are also utilizing In-Molding Assembly Technology (IMAT) which allows us to assemble products within the molding process. We are experts in molding liquid silicone that is used in certain dispensing closures as well as rubber gasket formulation and production primarily for the prescription drug and consumer health care markets. We also have technology to decorate plastic and metal components sold primarily to the beauty and personal care markets.

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

4 /ATR

2013 Form 10-K

CUSTOMERS

 The demand for our products is influenced by the demand for our customers' products. Demand for our customers' products may be affected by general economic conditions and liquidity, government regulations, tariffs and other trade barriers. Our customers include many of the largest beauty, personal care, pharmaceutical, home care, food and beverage marketers in the world. We have over 5,000 customers with no single customer or group of affiliated customers accounting for greater than 6% of 2013 net sales. A consolidation of our customer base has occurred and this trend is expected to continue. A concentration of customers presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers. However, this situation also may result in pricing pressures, concentration of credit risk or a loss of volume.

INTERNATIONAL BUSINESS

 We have grown geographically by serving both large multi-national customers and local customers in developing regions. Sales in Europe for the years ended December 31, 2013, 2012 and 2011 were approximately 58%, 54% and 57%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, China, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 17%, 18% and 16% of our consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively. Export sales from the United States were $143.9 million, $152.9 million and $150.4 million in 2013, 2012 and 2011, respectively. For additional financial information about geographic areas, please refer to Note 17 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY

 Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and other South American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

WORKING CAPITAL PRACTICES

 Collection and payment periods tend to be longer for our operations located outside the United States due to local business practices. We have also seen an increasing trend in pressure from certain customers to lengthen their payment terms or completely outsource their payable function. As the majority of our products are made to order, we have not needed to keep significant amounts of finished goods inventory to meet customer requirements.

EMPLOYEE AND LABOR RELATIONS

 AptarGroup has approximately 12,400 full-time employees. Of the full-time employees, approximately 7,100 are located in Europe, 3,100 are located in Asia and South America and the remaining 2,200 are located in North America. The majority of our European employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries and approximately 200 of the North American employees are covered by a collective bargaining agreement. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2013 and management considers our employee relations to be satisfactory.

COMPETITION

 All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities that range from regional to international companies. We expect the market for our products to remain competitive. We believe our competitive advantages are consistent high levels of innovation, quality and service, geographic diversity and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components and formulate and finish elastomer and silicone components in a cost-effective manner and to assemble products at high speeds. Our business is capital intensive and it is becoming more important to our customers to have global manufacturing capabilities. Both of these serve as barriers to entry for new competitors wanting to enter our business.

        While we have experienced some competition in Europe, Latin America and the United States from low cost Asian suppliers, particularly in the low-end beauty and personal care market, this has not been significant. Indirectly, some fragrance marketers are sourcing their manufacturing requirements, including filling of their product, in Asia and importing the finished product back into the United States or Europe. However, some customers who had bought dispensing packaging products from low cost Asian suppliers in the past have reverted to purchasing our dispensing products, citing the higher quality offered by our products and the logistical advantage of being closer to the customer.

5 /ATR

2013 Form 10-K

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

        Recently there is increased interest and awareness from the public and our customers in sustainability or producing environmentally sustainable products and measuring carbon footprints. We are focused on becoming more energy efficient and improving our carbon footprint. We are also designing products that improve recyclability and use less material. Future regulations on environmental matters regarding recycling or sustainability policies could impact our business.

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

        Future government regulations could include medical cost containment policies. For example, reviews by various governments to determine the number of drugs, or prices thereof, that will be paid by their insurance systems could affect future sales to the pharmaceutical industry. Such regulation could adversely affect prices of and demand for our pharmaceutical products. We believe that the focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides us with an opportunity to expand sales to the pharmaceutical market. In addition, government regulation of our customers' products could impact our sales to them of our dispensing systems.

EXECUTIVE OFFICERS

 Our executive officers as of February 28, 2014:

Name	Age	Position with the Company

Stephen Hagge	62	President and Chief Executive Officer
Mr. Hagge has been President and Chief Executive Officer since January 2012. Prior to this, Mr. Hagge was Chief Operating Officer from 2008 to 2011, Executive Vice President from 1993 through 2011, Secretary from 1993 to June 2011 and Chief Financial Officer of AptarGroup from 1993 to 2007.
Robert Kuhn	51	Executive Vice President, Chief Financial Officer and Secretary
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn has been Secretary since June 2011. Prior to this, Mr. Kuhn was Vice President Financial Reporting from 2000 to 2008.
Patrick Doherty	58	President, Aptar Beauty + Home
Mr. Doherty has been President of Aptar Beauty + Home since October 2010. Prior to this, Mr. Doherty was Co-President of Aptar Beauty + Home since January 2010 and served as President of SeaquistPerfect Dispensing Group from 2000 to 2009.
Eldon Schaffer	48	President, Aptar Food + Beverage
Mr. Schaffer has been President of Aptar Food + Beverage since January 2012. Prior to this, Mr. Schaffer was President of Aptar Beauty + Home North America from 2010 to 2011 and was Seaquist Closures' General Manager of North America from 2004 to 2009.
Salim Haffar	40	President, Aptar Pharma
Mr. Haffar became President of Aptar Pharma effective January 2014. From 2012 to 2013 Mr. Haffar worked with Capsugel, a leading pharmaceutical supplier of gelatin capsules for the oral drug delivery industry. From 2010 to 2012, he was President of Aptar Pharma's Prescription Division. From 2008 to 2010, he was Co-President of the Company's Valois Group and President of Valois' Pharma division. Prior to 2008, Mr. Haffar held various sales and marketing positions within the Company's Valois Pharma division.
Ursula Saint-Léger	50	Vice President of Human Resources
Ms. Saint-Léger has been Vice President of Human Resources since October 2010. Prior to joining AptarGroup in 2010, Ms. Saint-Léger was Sr. Group Vice President Human Resources at TAQA (industrialization and energy services) from 2009 to 2010 and was Senior Vice President Human Resources at Umicore S.A. (materials technology) from 2004 to 2009.

        There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

6 /ATR

2013 Form 10-K

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

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS

 If there is a deterioration in economic conditions in a particular region or market, our business and operating results could be materially adversely impacted.    Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we are well positioned to withstand slowness in any one particular region or market. However, economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. A tightening of credit in financial markets or other factors may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults and inventory or supply challenges. An interruption in supply may also impact our ability to meet customer demands. Consumer demand for our customers' products and shifting consumer preferences are unpredictable and could have a negative impact on our customers and our customers' demand for our products. A disruption in the credit markets could also restrict our access to capital.

 If our expansion initiatives are unsuccessful, our operating results and reputation may suffer.    We are expanding our operations in a number of new and existing markets and jurisdictions, including facilities expansions in France and Latin America. Expansion of our operations will continue to require a significant amount of time and attention from our senior management and capital investment. Our expansion activities present considerable challenges and risks, including the general economic and political conditions existing in new markets and jurisdictions that we enter, attracting, training and retaining qualified and talented employees, infrastructure and labor disruptions, fluctuations in currency exchange rates, the imposition of restrictions by governmental authorities, compliance with current, new and changing governmental laws and regulations and the cost of such compliance activities. We may have limited or no prior experience in certain of these new markets and there is no assurance any of our expansion efforts will be successful. If any of our expansion efforts are unsuccessful, our operating results and reputation may suffer.

 Higher raw material costs and other inputs and an inability to increase our selling prices may materially adversely affect our operating results and financial condition.    The cost of raw materials and other inputs (particularly resin, rubber, metal, anodization costs and transportation and energy costs) are volatile and susceptible to rapid and substantial changes due to factors beyond our control, such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand pressures. Raw material costs may increase in the coming years and we have generally been able to increase selling prices to cover increased costs. In the future, market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

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

 We face strong global competition and our market share could decline.    All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and segments. Competitors include privately and publicly held entities. Our competitors mainly range from regional to international companies, and we also experience some local competition mainly in Asia and Latin America. Some fragrance marketers are sourcing their manufacturing requirements including filling of their product in Asia and importing the finished product back into the United States or Europe. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.

7 /ATR

2013 Form 10-K

 We have foreign currency translation and transaction risks that may materially adversely affect our operating results.    A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the British Pound, Swiss Franc, as well as Latin American and Asian currencies, among others. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. The volatility of currency exchange rates may materially affect our operating results.

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

 If we were to incur a significant product liability claim above our current insurance coverage, our operating results and financial condition could be materially adversely affected.    Approximately 28% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may be under administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in our Pharma segment or our other segments in excess of our insurance coverage may materially adversely affect our business, financial position and results of operations.

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

 We have approximately $359 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income.    We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See "Critical Accounting Estimates" in Part II, Item 7 (which is incorporated by reference herein).

 Government regulation on environmental matters regarding recycling or environmental sustainability policies could impact our business.    Future government regulations mandating the use or limitations of certain materials could impact our manufacturing processes or the technologies we use forcing us to reinvest in alternative materials or assets used in the production of our products.

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

8 /ATR

2013 Form 10-K

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
Cajamar (1)
Maringá Paraná (1 & 3)
Jundiai (1)

 CHINA
Suzhou (1, 2 & 3)

 CZECH REPUBLIC
Ckyne (1 & 3)

 FRANCE
Annecy (1 & 2)
Brecey (2)
Charleval (1)
Granville (2)
Le Neubourg (1)
Le Vaudreuil (2)
Oyonnax (1)
Poincy (1 & 3)
Verneuil Sur Avre (1)	GERMANY
Böhringen (1 & 2)
Dortmund (1)
Eigeltingen (2)
Freyung (1 & 3)
Menden (1)

 INDIA
Himachal Pradesh (1)
Hyderabad (1 & 3)
Mumbai (2)

 INDONESIA
Cikarang, Bekasi (1)

 IRELAND
Ballinasloe, County Galway (1)

 ITALY
Manoppello (1)
San Giovanni Teatino (Chieti) (1)

 MEXICO
Queretaro (1 & 3)

 RUSSIA
Vladimir (1 & 3)	SPAIN
Madrid (1)
Torello (1 & 3)

 SWITZERLAND
Mezzovico (2)

 THAILAND
Chonburi (1)

 UNITED KINGDOM
Leeds, England (1 & 3)

 UNITED STATES
Cary, Illinois (1, 2 & 3)
Congers, New York (2)
Libertyville, Illinois (1 & 3)
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

9 /ATR

2013 Form 10-K

ITEM 3.    LEGAL PROCEEDINGS

 Claims in the product liability and patent infringement areas, even if without merit, could result in the significant expenditure of our financial and managerial resources. It is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of such a claim.

ITEM 4.    MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT'S COMMON EQUITY

 Information regarding market prices of our Common Stock and dividends declared may be found in Note 20 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 17, 2014, there were approximately 300 registered holders of record.

RECENT SALES OF UNREGISTERED SECURITIES

 The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the "Plan"). All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2013, the Plan purchased 4,410 shares of our common stock on behalf of the participants at an average price of $65.36 per share, for an aggregate amount of $288 thousand, and sold 1,250 shares of our Common Stock on behalf of the participants at an average price of $65.92 per share, for an aggregate amount of $82 thousand. At December 31, 2013, the Plan owned 38,388 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

 The following table summarizes the Company's purchases of its securities for the quarter ended December 31, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

10/1 - 10/31/13	—	$—	—	4,572,691
11/1 - 11/30/13	281,807	64.41	281,807	4,290,884
12/1 - 12/31/13	318,193	64.24	318,193	3,972,691
Total	600,000	$64.32	600,000	3,972,691

        The Company announced the existing repurchase program, authorizing the Company to repurchase up to four million shares of its outstanding common stock on July 18, 2013, increasing the total amount of shares authorized for repurchase as of such date to 5,172,691. There is no expiration date for this repurchase program.

10 /ATR

2013 Form 10-K

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

11 /ATR

2013 Form 10-K

ITEM 6.    SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

In millions of dollars, except per share data

Years Ended December 31,	2013	2012	2011	2010	2009

Statement of Income Data:
Net Sales	$2,520.0	$2,331.0	$2,337.2	$2,076.7	$1,841.6
Cost of sales (exclusive of depreciation and amortization shown below)	1,708.9	1,590.4	1,568.3	1,378.8	1,225.7
% of Net Sales	67.8%	68.2%	67.1%	66.4%	66.6%
Selling, research & development and administrative	364.7	341.6	347.6	296.9	276.9
% of Net Sales	14.4%	14.7%	14.9%	14.3%	15.0%
Depreciation and amortization (1)	150.0	137.0	134.2	133.0	133.0
% of Net Sales	6.0%	5.9%	5.7%	6.4%	7.2%
Restructuring initiatives	11.8	3.1	(0.1)	0.1	7.6
% of Net Sales	0.5%	0.1%	—	—	0.4%
Operating Income	284.6	258.9	287.1	268.0	198.4
% of Net Sales	11.3%	11.1%	12.3%	12.9%	10.8%
Net Income	171.9	162.4	183.6	173.6	124.6
% of Net Sales	6.8%	7.0%	7.9%	8.4%	6.8%
Net Income Attributable to AptarGroup, Inc.	172.0	162.6	183.7	173.5	124.6
% of Net Sales	6.8%	7.0%	7.9%	8.4%	6.8%
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	2.60	2.45	2.76	2.58	1.84
Diluted	2.52	2.38	2.65	2.48	1.79
Balance Sheet and Other Data:
Capital Expenditures	$151.5	$174.1	$179.7	$118.8	$144.9
Total Assets	2,497.8	2,324.4	2,159.3	2,032.7	1,956.2
Long-Term Obligations	354.8	352.9	254.9	258.8	209.6
Net Debt (2)	184.7	197.8	61.0	(22.1)	5.0
AptarGroup, Inc. Stockholders' Equity	1,479.8	1,379.9	1,289.8	1,278.9	1,252.8
Capital Expenditures % of Net Sales	6.0%	7.5%	7.7%	5.7%	7.9%
Interest Bearing Debt to Total Capitalization (3)	25.1%	23.7%	25.4%	21.7%	21.2%
Net Debt to Net Capitalization (4)	11.1%	12.5%	4.5%	(1.8%)	0.4%
Cash Dividends Declared per Common Share	1.0	0.8	8.8	0.6	6.6	0
(1)
Depreciation and amortization includes $2.7 million and $1.6 million of accelerated depreciation related to the European restructuring plan for the year ended December 31, 2013 and 2012, respectively.
(2)
Net Debt is interest bearing debt less cash and cash equivalents.
(3)
Total Capitalization is AptarGroup, Inc. Stockholders' Equity plus Interest Bearing Debt.
(4)
Net Capitalization is AptarGroup, Inc. Stockholders' Equity plus Net Debt.

12 /ATR

2013 Form 10-K

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (In thousands, expect per share amounts or otherwise indicated)

 The objective of the following Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition ("MD&A") is to help the reader understand the financial performance of AptarGroup, Inc. MD&A is presented in eight sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Overview of Contractual Obligations, Recently Issued Accounting Pronouncements, Critical Accounting Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our consolidated financial statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

        In MD&A, "we," "our," "us," "AptarGroup," "AptarGroup, Inc." and "the Company" refer to AptarGroup, Inc. and its subsidiaries.

OVERVIEW

GENERAL

 We are a leading global solution provider of a broad range of innovative packaging delivery solutions primarily for the beauty, personal care, home care, prescription drug, consumer health care, injectables, food and beverage markets. Our creative packaging solutions enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market.

        Our diverse product offering and broad global reach drove core sales growth in 2013. In spite of difficult conditions in certain markets, we were able to grow core sales by 4% over the prior year. Even though we began the year slowly, we saw improvement in year over year sales growth in the middle part of the year and ended with a strong fourth quarter. Our Pharma segment's strong results were driven by increased sales across each market served by this segment. Also, our Food + Beverage segment reported increased earnings while continued softness in the U.S., currency effects, and Latin American facility start-up costs had a negative impact on the results of our Beauty + Home segment. On a geographic basis excluding currency effects and the Aptar Stelmi acquisition, strong European sales growth was able to more than offset the softness in the U.S. We also continued to grow at a strong rate in Latin America and Asia.

        We define core sales as net sales excluding acquisitions and changes in foreign currency rates. Core sales is a non-GAAP financial measure. We present this measure as supplemental information to help our investors better understand the trends in our business results over time. Our management uses core sales to evaluate our business on a consistent basis. A reconciliation of core sales growth to net sales growth, the most comparable GAAP measure, can be found on page 14.

2013 HIGHLIGHTS

•
Core sales increased 4% and net sales increased 8%.
•
Sales growth across all three business segments drove results.
•
We acquired a 20% non-controlling interest in Bapco Closures Holding Limited for approximately $5.2 million. In addition to this equity stake, we secured an exclusive global license related to innovative closures sealing technology that provides package integrity and tamper evidence.
•
We have substantially completed the European restructuring plan at the end of 2013 with total costs of approximately $19.5 million. Savings from this plan are expected to be in the range of $10 million to $12 million on an annualized basis.
•
French tax regulations enacted at the end of December negatively impacted earnings by $0.10 per share.
•
We spent approximately $119 million to repurchase 2.0 million shares of our common stock.
•
We made dividend payments to our shareholders totaling approximately $66 million.

13 /ATR

2013 Form 10-K

RESULTS OF OPERATIONS

 The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

	2013		2012		2011
Years Ended December 31,	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales

Net sales	$2,520,013	100.0%	$2,331,036	100.0%	$2,337,183	100.0%
Cost of sales (exclusive of depreciation shown below)	1,708,936	67.8	1,590,365	68.2	1,568,286	67.1
Selling, research & development and administrative	364,747	14.4	341,634	14.7	347,629	14.9
Depreciation and amortization	149,956	6.0	137,022	5.9	134,243	5.7
Restructuring initiatives	11,800	0.5	3,102	0.1	(71)	—

Operating income	284,574	11.3	258,913	11.1	287,096	12.3
Other expense	(20,191)	(0.8)	(17,540)	(0.8)	(12,154)	(0.5)

Income before income taxes	264,383	10.5	241,373	10.3	274,942	11.8

Net Income	171,926	6.8	162,420	7.0	183,630	7.9

Effective tax rate	35.0%		32.7%		33.2%

NET SALES

 We reported net sales of $2.5 billion for 2013, 8% above 2012 reported net sales of $2.3 billion. Stelmi, which was acquired in July of 2012, reported sales for the first six months of 2013 of $74.0 million which contributed 3% to the reported increase in 2013 net sales. The negative translation effect from weakening Latin American and Asian currencies was offset by the stronger Euro compared to prior year. This resulted in a 1% positive impact from changes in exchange rates on our reported sales growth. Although all three operating segments saw increases in 2013, the 4% core sales growth was mainly driven by the strong results of our Food + Beverage and Pharma segments.

        In 2012, reported net sales of $2.3 billion were basically unchanged compared to $2.3 billion recorded in 2011. Stelmi sales contributed $56.8 million and represented a positive impact of 2% on our reported sales growth. The average U.S. dollar exchange rate strengthened relative to the Euro and other foreign currencies, such as the Brazilian Real and Swiss Franc, in 2012 compared to 2011, and as a result, changes in exchange rates had a negative impact of 5% on our reported sales growth. The 3% core sales growth was due to increased demand for our innovative dispensing systems across each of our business segments.

Net Sales Change over Prior Year	2013	2012

Core Sales	4%	3%
Currency Effects	1%	(5%	)
Acquisitions	3%	2%

Total Reported Net Sales Growth	8%	0%

        For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

        The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2013	% of Total	2012	% of Total	2011	% of Total

Domestic	$634,418	25%	$650,637	28%	$636,060	27%
Europe	1,452,041	58%	1,269,289	54%	1,340,036	57%
Other Foreign	433,554	17%	411,110	18%	361,087	16%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

 Our cost of sales as a percentage of net sales decreased in 2013 to 67.8% compared to 68.2% in 2012.

The following factors positively impacted our cost of sales percentage in 2013:

 Mix of Products Sold.    Excluding acquisitions and foreign currency, our Pharma segment sales represented a higher percentage of our overall sales. This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.

14 /ATR

2013 Form 10-K

 Stelmi Acquisition.    In 2012, approximately $3.8 million of inventory fair value adjustments related to the acquisition of Stelmi negatively impacted our cost of sales percentage. However, Stelmi margins are also higher than our Company average margins. Therefore, the strong sales volumes for a full year in 2013 also have a positive impact on the 2013 cost of sales percentage.

The following factors negatively impacted our cost of sales percentage in 2013:

 Weakening of the U.S. Dollar.    We are a net importer from Europe into the U.S. of products produced in Europe with costs denominated in Euros. As a result, when the U.S. dollar or other currencies weaken against the Euro, products produced in Europe (with costs denominated in Euros), and sold in currencies that are weaker compared to the Euro, have a negative impact on cost of sales as a percentage of net sales.

 U.S. Overhead Utilization.    Soft demand in certain product lines, along with costs related to our enterprise system rollouts, negatively impacted our North American cost of sales, mainly in our Beauty + Home segment.

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

 Lincolnton Start-up Costs.    Start-up activities associated with our new facility in Lincolnton, North Carolina have led to under-absorption of costs. For 2012, we recognized $3.5 million of under-absorption in our results.

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

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

 Our Selling, Research & Development and Administrative expenses ("SG&A") increased approximately 7% or $23.1 million in 2013 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $20.3 million compared to the same period a year ago. Part of the increase is related to the Stelmi acquisition. In the first half of 2013, the Stelmi Group contributed approximately $9.9 million to our SG&A expense totals, while in 2012, we recorded $5.9 million of professional fees related to the acquisition. Also contributing to the increase were additional personnel costs and professional fees related to our North American enterprise system rollouts along with facility start-up costs in Latin America. For 2013, SG&A as a percentage of net sales decreased to 14.4% compared to 14.7% of net sales in the same period of the prior year due primarily to the increase in sales noted above.

        In 2012, our SG&A decreased approximately 2% or $6.0 million. Excluding changes in foreign currency rates, SG&A increased by approximately $11.8 million for the year. Increases due to Stelmi operational costs of $7.7 million and transaction costs of $5.9 million were offset by lower professional fees as higher legal costs were incurred in 2011. For 2012, SG&A as a percentage of net sales decreased to 14.7% compared to 14.9% of net sales in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expense increased approximately 9% or $12.9 million in 2013. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $11.1 million compared to the same period a year ago. Incremental Stelmi depreciation and amortization for the first six months of 2013 represented $4.8 million of this increase while the accelerated depreciation on certain corporate assets and the European restructuring plan represented $4.2 million. Additional investments in our business make up the remaining increase. Excluding acquisitions, depreciation and amortization as a percentage of net sales increased slightly to 6.0% compared to 5.9% for the same period a year ago mainly due to the increase in expenses noted above.

        In 2012, depreciation and amortization expense increased approximately 2% or $2.8 million. Excluding changes in foreign currency rates, depreciation and amortization increased $10.0 million. Stelmi represented $5.6 million and accelerated depreciation related to our European restructuring plan represented $1.6 million of the increase in 2012. The remaining increase is related to the additional investments in our new facilities in Lincolnton, North Carolina and Mumbai, India, and general capital investment increases across all three business segments. Depreciation and amortization expense increased to 5.9% of net sales in 2012 compared to 5.7% in 2011 primarily due to the items mentioned above.

15 /ATR

2013 Form 10-K

RESTRUCTURING INITIATIVES

 On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe. Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities. Under the plan, two facilities, one in Italy and one in Switzerland, closed which impacted approximately 170 employees. During 2013, we recognized $11.8 million of restructuring expenses along with $2.7 million accelerated depreciation of assets mentioned above. The plan was substantially completed at the end of 2013 with total costs of approximately $19.5 million. Savings from the plan are expected to be in the range of $10 million to $12 million on an annualized basis.

OPERATING INCOME

 Operating income increased approximately $25.7 million or 10% to $284.6 million in 2013. Excluding acquisitions and restructuring costs, operating income increased by $11.3 million. The increase is mainly related to the sales growth across all three segments as discussed above. In 2013, the positive impact of Stelmi, which had operating income of $14.4 million in the first six months of 2013, was offset by the negative impact related to restructuring plan charges of $14.6 million. The 2012 results were negatively impacted by restructuring plan charges of $4.9 million, $5.9 million of Stelmi acquisition costs and $3.8 million related to Stelmi inventory fair value adjustments as mentioned above. Reported operating income, as a percentage of sales, increased slightly to 11.3% in 2013 compared to 11.1% in 2012 mainly due to the increase in sales discussed above.

        In 2012, operating income decreased approximately $28.2 million or 10% to $258.9 million. Excluding changes in foreign currency rates, operating income decreased by approximately $10.8 million in 2012 compared to 2011. Stelmi contributed a $4.6 million operating loss in 2012 and costs related to our European restructuring plan contributed $4.9 million. Excluding Stelmi, restructuring costs and the changes in foreign currency rates, operating income decreased by approximately $1.4 million in 2012 compared to the same period a year ago due to the higher cost of sales percentage and the incremental depreciation related to our capital investments. Operating income as a percentage of sales decreased to 11.1% in 2012 compared to 12.3% in 2011 also due to the higher percentage of cost of sales and depreciation cost compared to prior year as discussed above.

NET OTHER EXPENSES

 Net other expenses in 2013 increased to $20.2 million compared to $17.5 million in 2012. This increase is mainly due to $1.6 million higher interest expense and increased losses in the fourth quarter on foreign currency transactions mainly due to the significant devaluation of the Argentine Peso, Brazilian Real and Indian Rupee when compared to the U.S. Dollar. We continue to hedge parts of this exposure when we believe it makes sense from a cost standpoint.

        In 2012, net other expenses increased to $17.5 million compared to $12.2 million in 2011. This increase is mainly due to $2.7 million of lower interest income and $1.7 million higher interest expense related to converting part of our short-term borrowing to long-term in order to lock in the historically low interest rates.

EFFECTIVE TAX RATE

 The reported effective tax rate on net income for 2013 and 2012 was 35.0% and 32.7%, respectively. The higher tax rate for 2013 is primarily the result of tax regulation changes enacted in France, offset partially by the tax benefits resulting from an Italian tax law change as well as the expected use of a Brazilian net operating loss.

        The reported effective tax rate on net income for 2012 and 2011 was 32.7% and 33.2%, respectively. The lower tax rate for 2012 is primarily the mix of earnings and lower tax expense associated with earnings repatriated to the U.S. during 2012. These benefits were partially offset by tax increases resulting from law changes enacted in 2012 in France.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

 We reported net income of $172.0 million in 2013 compared to $162.6 million reported in 2012 and $183.7 million reported in 2011.

BEAUTY + HOME SEGMENT

Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011

Net Sales	$1,488,145	$1,453,940	$1,516,305	2.4%	(4.1)%
Segment Income (1)	109,272	123,527	130,818	(11.5)	(5.6)
Segment Income as a percentage of Net Sales	7.3%	8.5%	8.6%

(1)
Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 17 to the Consolidated Financial Statements in Item 8.

16 /ATR

2013 Form 10-K

Net sales increased approximately 2% in 2013 to $1.49 billion compared to $1.45 billion in 2012. Changes in foreign currency rates did not have a material impact on reported sales for 2013. Sales of our products, excluding foreign currency changes, to the beauty market increased approximately 2% while sales to the personal care market increased approximately 4% in 2013 compared to 2012. Softer sun care sales due to cooler weather conditions were offset by strong sales growth in Asia and Latin America. Sales of our home care products, excluding foreign currency changes, decreased approximately 4% mainly due to exiting certain unprofitable businesses in Europe. Geographically, increases in Europe, Asia and Latin America offset the softness in North America. Customer tooling sales, excluding foreign currency changes, decreased in 2013 to $38.6 million compared to $42.8 million in the prior year.

        In 2012, net sales decreased approximately 4% to $1.45 billion compared to $1.52 billion in 2011. The strengthening U.S. dollar compared to the Euro negatively impacted sales by 6%. Excluding changes in exchange rates, sales increased 2% from the prior year. Sales of our products, excluding foreign currency changes, to the beauty market increased approximately 1% while sales to the personal care market increased approximately 3% in 2012 compared to 2011 mainly due to sales growth in Asia and Latin America. Sales of our home care products, excluding foreign currency changes, decreased approximately 5% due to lower tooling sales compared to the prior year.

        Segment income for 2013 decreased approximately 12% to $109.3 million from $123.5 million reported in 2012. Increased earnings from the strong sales in Europe, Asia and Latin America were not able to offset the higher labor costs and operational inefficiencies brought on by softness in the North American region and facility start-up costs in Brazil and Columbia. Additional personnel costs and professional fees related to our North American enterprise system rollouts also negatively impacted segment income in 2013.

        In 2012, segment income decreased approximately 6% to $123.5 million from $130.8 million reported in 2011. The decrease in segment income in 2012 compared to 2011 was primarily due to foreign currency changes and lower sales volumes in Europe. Increased earnings related to the strong sales growth in Asia and Latin America helped to offset some of this decrease.

PHARMA SEGMENT

Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011

Net Sales	$708,774	$588,693	$553,930	20.4%	6.3%
Segment Income	189,689	141,912	164,390	33.7	(13.7)
Segment Income as a percentage of Net Sales	26.8%	24.1%	29.7%

Net sales of our products to the Pharma segment increased 20% in 2013 to $708.8 million compared to $588.7 million in 2012. Stelmi sales were $74.0 million during the first half of 2013 and represented 12% of the increase. Foreign currency changes had a positive impact of 2% on total segment sales. Excluding acquisitions and changes in exchange rates, sales increased 6% in 2013 compared to the prior year. Excluding acquisitions and foreign currency rate changes, sales of our products to the prescription drug and consumer health care markets increased 2% and 11%, respectively, in 2013 compared to the same period in the prior year. Decreases in the first quarter related to destocking of inventory by our customers serving the generic allergy market, especially in North America, and softness in the consumer health care market in Europe were more than offset by the increase in sales during the last nine months of the year. We also increased second half injectables sales during 2013 compared to 2012 due to strong volumes and selective pricing increases. Customer tooling sales, excluding foreign currency changes, also increased in 2013 to $22.0 million compared to $18.6 million in the prior year.

        In 2012, sales of our products to the Pharma segment increased 6% to $588.7 million compared to $553.9 million in 2011. Stelmi sales were $56.8 million and represented 10% of the increase. The strengthening U.S. dollar compared to the Euro negatively impacted sales by 5%. Excluding acquisitions and changes in exchange rates, sales increased 1% in 2012 compared to the same period of the prior year. Sales of our products, excluding acquisitions and foreign currency changes, to the prescription drug market increased 3% while sales to the consumer health care market decreased 2%. The growth in sales to the prescription drug market is primarily due to an increase in sales of our nasal pumps to the allergy/rhinitis market. The decrease in sales of our products to the consumer health care market is due primarily to slowing sales of our customers in Eastern Europe and Russia and also 2011 was an all-time record for sales of our products to the consumer health care market.

        Segment income increased 34% to $189.7 million in 2013 compared to $141.9 million in 2012. Stelmi segment income was $14.5 million in the first six months of 2013. We also reported the $5.9 million of acquisition fees and $3.8 million of fair value adjustments related to Stelmi during 2012. Excluding Stelmi and the related acquisition fees, segment income increased $23.6 million in 2013 compared to the same period in the prior year. This increase is attributed to the higher sales in each of the markets we serve by this segment along with improved overhead absorption at our Pharma operating facilities.

        In 2012, segment income decreased 14% to $141.9 million compared to $164.4 million in 2011. This decrease is due to Stelmi fair value and other acquisition adjustments along with Stelmi transaction costs of $5.9 million and the negative impact

17 /ATR

2013 Form 10-K

of changes in exchange rates. These expenses are offset somewhat by the increased profits from higher prescription drug sales during 2012.

FOOD + BEVERAGE SEGMENT

Years Ended December 31,	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011

Net Sales	$323,094	$288,403	$266,948	12.0%	8.0%
Segment Income	35,186	30,415	27,801	15.7	9.4
Segment Income as a percentage of Net Sales	10.9%	10.5%	10.4%

Net sales of our products to the Food + Beverage segment increased by approximately 12% in 2013 to $323.1 million compared to $288.4 million in 2012. Excluding changes in foreign currency rates, sales increased 11%. Sales of our products, excluding foreign currency changes, to the food market increased 10% and sales of our products to the beverage market increased approximately 13% in 2013 compared to the same period in the prior year. The sales increase to the food market is driven by strong product sales to the condiment, dairy and infant formula markets along with tooling sales, which increased $2.2 million over 2012. The increase in sales to the beverage market is mainly due to increased product sales globally, especially in Asia for the functional bottled water market.

        In 2012, net sales to the Food + Beverage segment increased by approximately 8% to $288.4 million compared to $266.9 million in 2011. The strengthening U.S. dollar compared to the Euro negatively impacted sales by approximately 3%. Sales, excluding changes in foreign currency rates, increased 11%. Sales excluding foreign currency changes to the food market were flat while the beverage markets increased approximately 32%. Demand for our beverage dispensing closures increased from 2011 due to growth of functional drinks in Asia as well as growth of water flavoring products and new juice projects in North America.

        Segment income increased 16% to $35.2 million in 2013 compared to $30.4 million in 2012. Strong growth in product sales along with improved manufacturing productivity and cost absorption contributed to the improvements in 2013 compared to the same period in the prior year.

        In 2012, segment income increased 9% to $30.4 million compared to $27.8 million in 2011. Increased volumes and better product mix helped to offset increases in selling, research and development, and administrative costs of approximately $2.1 million and Lincolnton start-up costs of approximately $3.5 million.

CORPORATE & OTHER

 Certain costs that are not allocated to our three operating business segments are classified as "Corporate & Other," which is presented separately in Note 17 of the Notes to the Condensed Consolidated Financial Statements. Corporate & Other primarily includes certain corporate compensation, professional fees, certain information system costs and LIFO inventory adjustments.

        Corporate & Other expense in 2013 increased to $38.0 million compared to $33.8 million in 2012. The increase is mainly due to a $1.5 million adjustment for accelerated depreciation on certain corporate assets and increased realized foreign currency translation losses due to the devaluation of certain currencies relative to the U.S. Dollar as discussed above.

        In 2012, Corporate & Other expense decreased to $33.8 million compared to $36.6 million in 2011. Corporate & Other includes a LIFO adjustment as the segments report on a FIFO basis for consistency. $1.4 million of the 2012 decrease is due to a decrease in our LIFO adjustment compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity are cash flows provided by our operations and our revolving credit facility. In 2013, our operations provided cash flows that totaled $285.4 million compared to $313.9 million in 2012 and $261.0 million in 2011. The decrease in cash flow from operations in 2013 relates to an increase in working capital needs in 2013 compared to 2012 mainly due to higher sales levels. Comparing 2012 to 2011, the increase in cash flow from operations relates mainly to a decrease in working capital in 2012 from 2011 levels.

        We used $157.1 million in cash for investing activities during 2013, compared to $359.5 million during 2012 and $195.8 million in 2011. This decrease in cash used for investing activities in 2013 is primarily due a decrease in capital expenditures of approximately $23 million as well as the Stelmi acquisition in July of 2012 which utilized $188 million in cash. Comparing 2012 to 2011, the increase in cash used for investing activities is primarily due to the Stelmi acquisition in July of 2012 which resulted in approximately $173 million more cash being spent for acquisitions in 2012 compared to 2011. In 2011, we purchased an injection molding operation in India, and a non-controlling interest in a medical device company in the U.K. We estimate that we will spend approximately $190 million (assuming current exchange rates) on capital expenditures in 2014.

18 /ATR

2013 Form 10-K

        Our net cash used for financing activities in 2013 was $67.1 million compared to $99.4 million in 2012 and $28.5 million in 2011. In 2013, the decrease in cash used for financing activities was primarily due to an increase in our borrowings which was used in part to fund a $39.0 million increase in share repurchases. Comparing 2012 to 2011, the increase in cash used for financing activities was primarily due to reduced borrowings in 2012.

        Cash and equivalents increased $80.1 million to $309.9 million at the end of 2013 from $229.8 million at the end of 2012. Total short and long-term interest bearing debt increased to $494.6 million at the end of 2013 from $427.5 million at the end of 2012. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders' Equity plus Net Debt) decreased to 11.1% compared to 12.5% as of December 31, 2012.

        On January 31, 2012, we entered into a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup's consolidated leverage ratio. On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018. On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019. The outstanding balance under the credit facility was $110 million at December 31, 2013 and is reported as notes payable in the current liabilities section of the Consolidated Balance Sheets. We incurred approximately $1.0 million in interest and fees related to this credit facility during 2013.

        Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2013
Debt to total capital ratio	Maximum of 55%	25.0%

        Based upon the above debt to total capital ratio covenant we would have the ability to borrow approximately an additional $1.3 billion before the 55% requirement was exceeded.

        Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $309.9 million in cash and equivalents is located outside of the U.S. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds. Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount. We would not expect future impacts to be materially different.

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

OFF-BALANCE SHEET ARRANGEMENTS

 We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases expiring at various dates through the year 2027. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. Other than operating lease obligations, we do not have any off-balance sheet arrangements. See the following section "Overview of Contractual Obligations" for future payments relating to operating leases.

19 /ATR

2013 Form 10-K

OVERVIEW OF CONTRACTUAL OBLIGATIONS

 Below is a table of our outstanding contractual obligations and future payments as of December 31, 2013:

Payment Due by Period	Total	2014	2015-2016	2017-2018	2019 and After

Long-term debt (1)	$353,230	$801	$66,111	$75,175	$211,143
Capital lease obligations (1)	2,909	524	1,319	1,066	—
Operating leases	55,821	16,421	21,661	11,905	5,834
Interest obligations (2)	92,836	15,690	29,867	22,160	25,119
Required minimum pension contribution (3)	—	—	—	—	—
Other liabilities reflected on the balance sheet under GAAP (4)	—	—	—	—	—

Total Contractual Obligations	$504,796	$33,436	$118,958	$110,306	$242,096

(1)
The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)
Approximately 1% of our total interest bearing long-term debt has variable interest rates. Using our long-term variable rate debt outstanding as of December 31, 2013 of approximately $2.3 million at an average rate of approximately 6.7%, we included approximately $0.4 million of variable interest rate obligations in 2013. No variable interest rate obligations were included in subsequent years.
(3)
This line represents the required minimum pension contribution obligation for the Company's U.S. plans. At this time, the Company is not required to make a contribution. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2014 and future years. Therefore amounts related to these plans are not included in the preceding table.
(4)
This line represents the current portion of the liability for uncertain tax positions. Aside from deferred income taxes, we have approximately $77.7 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 8 to the Consolidated Financial Statements and a long-term liability for uncertain tax positions described in Note 5 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance will be effective for the Company's fiscal years beginning after December 15, 2013. As this is already our reporting treatment, this standard does not impact our current year financial statements.

        In March 2013, the FASB issued guidance which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The guidance will be effective for the Company's fiscal years beginning after December 15, 2013; however, early adoption is permitted. This standard does not impact our current year financial statements.

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

20 /ATR

2013 Form 10-K

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

IMPAIRMENT OF GOODWILL

 In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our business segments represent our reporting units except for Injectables which, based on our review, qualifies as a separate reporting unit for goodwill impairment testing. As of December 31, 2013, we have $358.9 million of goodwill, which is allocated as follows: $39.0 million is allocated to the Pharma reporting unit, $121.0 million is allocated to the Injectables reporting unit, $181.0 million is allocated to the Beauty + Home reporting unit and $17.9 million is allocated to the Food + Beverage reporting unit.

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

        Effective January 1, 2013, we adopted a standard that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. If it is determined that the fair value of a reporting unit is below its carrying amount, where necessary, goodwill will be impaired at that time.

        We performed our annual goodwill impairment assessment as of December 31, 2013 for each of our reporting units. Based on our qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of goodwill attributed to these reporting units was greater than its carrying amount. As such, the annual two-step impairment test was deemed not necessary to be performed for our reporting units for the year ended December 31, 2013.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

 We record an allowance for doubtful accounts as an estimate of the inability of our customers to make their required payments. We determine the amount of our allowance for doubtful accounts by looking at a variety of factors. First, we examine an aging report of the accounts receivable in each entity within the Company. The aging report lists past due amounts according to invoice terms. In addition, we consider historical experience with the customers, the current economic environment, the credit rating of the customers and general overall market conditions. In some countries we maintain credit insurance, which can be used in certain cases of non-payment.

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

        When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2013, we reduced the allowance for doubtful accounts by approximately $381 thousand and we wrote off doubtful accounts of $2.0 million. Please refer to Schedule II—Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.

        We had approximately $438.2 million in net accounts receivable at December 31, 2013. At December 31, 2013, we had approximately $4.4 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $22 million. An additional loss of $22 million would reduce our Total Assets as of December 31, 2013 by less than 1% and would have reduced Income Before Income Taxes by approximately 8%.

21 /ATR

2013 Form 10-K

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

        The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (Citigroup Pension Index Curve). At December 31, 2013, the discount rates for our domestic and foreign plans were 4.75% and 3.24%, respectively.

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

        To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $40.4 million increase in the PBO ($27.7 million for the domestic plans and $12.7 million for the foreign plans) and a $5.6 million increase in net periodic benefit cost ($4.6 million for the domestic plans and $1.0 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders' Equity. The estimated effect of a 1% increase in each discount rate would be a $31.7 million decrease in the PBO ($21.5 million for the domestic plans and $10.2 million for the foreign plans) and a $4.4 million decrease in net periodic benefit cost ($3.6 million for the domestic plans and $0.8 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate a substantial portion of the related reduction in Other Comprehensive Income and Stockholders' Equity.

        The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 59% was invested in equities, 24% was invested in fixed income securities, 9% was invested in money market funds and 8% was invested in infrastructure securities at December 31, 2013. Of foreign plan assets, approximately 78% was invested in investment funds, 16% was invested in fixed income securities, 5% was invested in equity securities and 1% was invested in cash at December 31, 2013.

        The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year's net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $1.3 million increase (or decrease) in net periodic benefit cost.

        The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $5.2 million decrease in the PBO ($1.4 million for the domestic plans and $3.8 million for the foreign plans) and a $1.0 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $5.7 million increase in the PBO ($1.4 million for the domestic plans and $4.3 million for the foreign plans) and a $1.1 million increase to the net periodic benefit cost.

22 /ATR

2013 Form 10-K

        Our primary pension related assumptions as of December 31, 2013 and 2012 were as follows:

Actuarial Assumptions as of December 31,	2013	2012	2011

Discount rate:
Domestic plans	4.75%	3.80%	4.40%
Foreign plans	3.24%	3.19%	5.10%
Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%	7.00%
Foreign plans	3.79%	3.78%	3.83%
Rate of compensation increase:
Domestic plans	4.00%	4.00%	4.00%
Foreign plans	3.00%	3.00%	3.00%

        In order to determine the 2014 net periodic benefit cost, the Company expects to use the December 31, 2013 discount rates, December 31, 2013 rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets assumptions used for the 2013 net periodic benefit cost. The estimated impact of the changes to the assumptions as noted in the table above on our 2014 net periodic benefit cost is expected to be a decrease of approximately $4 million.

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

        For 2013, expense related to share-based compensation was $13.7 million and represented approximately $0.13 per diluted share. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a one year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.4 million. On the contrary, a one year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.3 million. In addition, changes in the stock price at the date of the grant would impact our share-based compensation expense. For example, a $5 decrease in the stock price would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.7 million. On the contrary, a $5 increase in the stock price would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.7 million.

OPERATIONS OUTLOOK

 We are encouraged by the level of project dialog we have with our customers across each of our segments and we expect improved results in the first quarter of 2014 compared to the prior year. However, the challenging currency environment, especially in Latin America and Southeast Asia, is expected to continue. We are also facing higher tax rates compared to a year ago.

        AptarGroup expects diluted earnings per share for the first quarter of 2014 to be in the range of $0.65 to $0.70 per share compared to $0.64 per share reported in the first quarter of 2013 excluding costs associated with the European restructuring plan (approximately $0.05 per share).

23 /ATR

2013 Form 10-K

FORWARD-LOOKING STATEMENTS

 Certain statements in Management's Discussion and Analysis and other sections of this Form 10-K are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Liquidity and Capital Resources, Off- Balance Sheet Arrangements, and Operations Outlook sections of this Form 10-K. Words such as "expects," "anticipates," "believes," "estimates," and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•
economic, environmental and political conditions worldwide;
•
changes in customer and/or consumer spending levels;
•
financial conditions of customers and suppliers;
•
the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•
the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•
our ability to contain costs and improve productivity;
•
our ability to successfully implement facility expansions and new facility projects, including the Stelmi expansion and our new facility in Colombia;
•
our ability to increase prices, contain costs and improve productivity;
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

        Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A ("Risk Factors") of Part I included in this Form 10-K for additional risk factors affecting the Company.

24 /ATR

2013 Form 10-K

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

        The table below provides information, as of December 31, 2013, about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2014.

In thousands

Year Ended December 31, 2013 Buy/Sell	Contract Amount	Average Contractual Exchange Rate	Min/Max Notional Volumes

Swiss Franc/Euro	$48,663	0.8195	33,597-56,311
Euro/Brazilian Real	25,540	2.9061	19,314-26,958
Euro/U.S. Dollar	15,657	1.3706	7,074-22,674
U.S. Dollar/Chinese Yuan	8,710	6.1123	3,350-11,790
British Pound/Euro	8,598	1.1856	1,844-12,544
Czech Koruna/Euro	5,722	0.0362	5,722-6,660
Euro/Mexican Peso	5,591	19.2664	5,591-9,055
Euro/Chinese Yuan	3,353	8.2747	1,102-3,353
Euro/Indian Rupee	3,239	87.4468	0-3,239
Mexican Peso/Euro	1,612	0.0563	0-1,612
U.S. Dollar/Euro	1,350	0.7300	500-1,649
Euro/Russian Rouble	1,099	46.8264	1,099-1,722
U.S. Dollar/Indian Rupee	1,053	64.7940	0-1,053
Other	3,078

Total	$133,265

        As of December 31, 2013, the Company has recorded the fair value of foreign currency forward exchange contracts of $3.0 million in prepayments and other, $1.0 million in miscellaneous other assets, $0.5 million in accounts payable and accrued liabilities and $0.1 million in deferred and other non-current liabilities in the balance sheet.

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

25 /ATR

2013 Form 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2013	2012	2011

Net Sales	$2,520,013	$2,331,036	$2,337,183

Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,708,936	1,590,365	1,568,286
Selling, research & development and administrative	364,747	341,634	347,629
Depreciation and amortization	149,956	137,022	134,243
Restructuring initiatives	11,800	3,102	(71)

	2,235,439	2,072,123	2,050,087

Operating Income	284,574	258,913	287,096

Other Income (Expense):
Interest expense	(20,514)	(18,950)	(17,300)
Interest income	3,233	2,996	5,722
Equity in results of affiliates	(883)	(457)	(17)
Miscellaneous, net	(2,027)	(1,129)	(559)

	(20,191)	(17,540)	(12,154)

Income before Income Taxes	264,383	241,373	274,942
Provision for Income Taxes	92,457	78,953	91,312

Net Income	$171,926	$162,420	$183,630

Net Loss Attributable to Noncontrolling Interests	68	192	53

Net Income Attributable to AptarGroup, Inc.	$171,994	$162,612	$183,683

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$2.60	$2.45	$2.76

Diluted	$2.52	$2.38	$2.65

See accompanying notes to consolidated financial statements.

26 /ATR

2013 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share amounts

Years Ended December 31,	2013	2012	2011

Net Income	$171,926	$162,420	$183,630

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	29,879	19,507	(47,411)
Changes in treasury locks, net of tax	45	209	56
Net (loss) gain on derivatives, net of tax	—	(7)	3
Defined benefit pension plan, net of tax
Actuarial gain / (loss), net of tax	14,791	(22,316)	(18,032)
Amortization of prior service cost included in net income, net of tax	234	239	327
Amortization of net loss included in net income, net of tax	4,130	2,737	1,634

Total defined benefit pension plan, net of tax	19,155	(19,340)	(16,071)

Total other comprehensive income/(loss)	49,079	369	(63,423)

Comprehensive Income	221,005	162,789	120,207
Comprehensive Income Attributable to Noncontrolling Interests	57	188	28

Comprehensive Income Attributable to AptarGroup, Inc.	$221,062	$162,977	$120,235

See accompanying notes to consolidated financial statements.

27 /ATR

2013 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2013	2012
Assets
Current Assets:
Cash and equivalents	$309,861	$229,755
Accounts and notes receivable, less allowance for doubtful accounts of $4,416 in 2013 and $6,751 in 2012	438,221	396,788
Inventories	353,159	321,885
Prepayments and other	97,170	90,505

	1,198,411	1,038,933

Property, Plant and Equipment:
Buildings and improvements	377,300	364,704
Machinery and equipment	1,982,195	1,857,347

	2,359,495	2,222,051
Less: Accumulated depreciation	(1,518,894)	(1,397,575)

	840,601	824,476
Land	24,061	23,757

	864,662	848,233

Other Assets:
Investments in affiliates	8,243	3,693
Goodwill	358,865	351,552
Intangible assets	49,951	51,960
Miscellaneous	17,630	30,041

	434,689	437,246

Total Assets	$2,497,762	$2,324,412

See accompanying notes to consolidated financial statements.

28 /ATR

2013 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2013	2012
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable	$138,445	$45,166
Current maturities of long-term obligations	1,325	29,488
Accounts payable and accrued liabilities	403,051	380,669

	542,821	455,323

Long-Term Obligations	354,814	352,860

Deferred Liabilities and Other:
Deferred income taxes	42,072	33,451
Retirement and deferred compensation plans	71,883	95,872
Deferred and other non-current liabilities	5,864	6,408
Commitments and contingencies	—	—

	119,819	135,731

Stockholders' Equity:
AptarGroup, Inc. stockholders' equity
Common stock, $.01 par value, 199 million shares authorized, and 85.4 and 84.1 million issued at 2013 and 2012, respectively	853	840
Capital in excess of par value	493,947	430,210
Retained earnings	1,619,419	1,513,558
Accumulated other comprehensive income	109,751	60,683
Less: Treasury stock at cost, 20.0 million and 18.2 million shares in 2013 and 2012, respectively	(744,213)	(625,401)

Total AptarGroup, Inc. Stockholders' Equity	1,479,757	1,379,890
Noncontrolling interests in subsidiaries	551	608

Total Stockholders' Equity	1,480,308	1,380,498

Total Liabilities and Stockholders' Equity	$2,497,762	$2,324,412

See accompanying notes to consolidated financial statements.

29 /ATR

2013 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Years Ended December 31,	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$171,926	$162,420	$183,630
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	144,923	133,845	132,048
Amortization	5,033	3,177	2,195
Stock option based compensation	13,728	12,695	13,753
(Recoveries of)/provisions for bad debts	(385)	(595)	1,642
Deferred income taxes	6,844	(9,015)	2,004
Defined benefit plan expense	19,408	14,611	10,908
Equity in results of affiliates in excess of cash distributions received	883	457	17
Changes in balance sheet items, excluding effects from foreign currency adjustments and impact of acquisition:
Accounts and other receivables	(32,806)	16,689	(44,997)
Inventories	(29,918)	(19,712)	(22,332)
Prepaid and other current assets	(6,394)	10,124	(34,252)
Accounts payable and accrued liabilities	1,144	(824)	5,271
Income taxes payable	16,712	2,969	(9,615)
Retirement and deferred compensation plan liabilities	(19,441)	(2,073)	(11,240)
Other changes, net	(6,221)	(10,876)	32,010

Net cash provided by operations	285,436	313,892	261,042

Cash Flows from Investing Activities:
Capital expenditures	(151,510)	(174,053)	(179,692)
Disposition of property and equipment	436	2,629	1,838
Intangible assets	(725)	—	—
Acquisition of business, net of cash acquired	—	(187,840)	(14,883)
Investment in unconsolidated affiliate	(5,256)	(279)	(3,145)
Notes receivable, net	(65)	84	59

Net cash used by investing activities	(157,120)	(359,459)	(195,823)

Cash Flows from Financing Activities:
Proceeds from notes payable	94,184	—	134,563
Repayments of notes payable	—	(134,034)	—
Proceeds from long-term obligations	—	125,000	10,773
Repayments of long-term obligations	(25,326)	(3,042)	(50,490)
Dividends paid	(66,133)	(58,442)	(53,308)
Credit facility costs	(498)	(1,518)	—
Proceeds from stock option exercises	43,348	44,637	26,078
Purchase of treasury stock	(118,813)	(79,793)	(102,595)
Excess tax benefit from exercise of stock options	6,104	7,809	6,433

Net cash used by financing activities	(67,134)	(99,383)	(28,546)

Effect of Exchange Rate Changes on Cash	18,924	(2,911)	(35,484)

Net increase/(decrease) in Cash and Equivalents	80,106	(147,861)	1,189
Cash and Equivalents at Beginning of Period	229,755	377,616	376,427

Cash and Equivalents at End of Period	$309,861	$229,755	$377,616

Supplemental Cash Flow Disclosure:
Interest paid	$20,679	$17,464	$17,120
Income taxes paid	47,445	64,523	79,367

See accompanying notes to consolidated financial statements.

30 /ATR

2013 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 Years Ended December 31, 2012, 2011 and 2010

In thousands

	AptarGroup, Inc. Stockholders' Equity
	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance – December 31, 2010:	$1,279,013	$123,766	$817	$(443,019)	$318,346	$851	$1,279,774
Net income	183,683					(53)	183,630
Foreign currency translation adjustments		(47,436)				25	(47,411)
Changes in unrecognized pension gains/losses and related amortization, net of tax		(16,071)					(16,071)
Changes in treasury locks, net of tax		56					56
Net gain on derivatives, net of tax		3					3
Stock option exercises & restricted stock vestings			10	2	46,509		46,521
Cash dividends declared on common stock	(53,308)						(53,308)
Non-controlling interests distribution						(27)	(27)
Treasury stock purchased				(102,595)			(102,595)

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572

Net income	162,612					(192)	162,420
Foreign currency translation adjustments		19,503				4	19,507
Changes in unrecognized pension gains/losses and related amortization, net of tax		(19,340)					(19,340)
Changes in treasury locks, net of tax		209					209
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			13	4	65,355		65,372
Cash dividends declared on common stock	(58,442)						(58,442)
Treasury stock purchased				(79,793)			(79,793)

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income	171,994					(68)	171,926
Foreign currency translation adjustments		29,868				11	29,879
Changes in unrecognized pension gains/losses and related amortization, net of tax		19,155					19,155
Changes in treasury locks, net of tax		45					45
Stock option exercises & restricted stock vestings			13	1	63,737		63,751
Cash dividends declared on common stock	(66,133)						(66,133)
Treasury stock purchased				(118,813)			(118,813)

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(744,213)	$493,947	$551	$1,480,308

See accompanying notes to consolidated financial statements.

31 /ATR

2013 Form 10-K

AptarGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Amounts in thousands unless otherwise indicated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

 We create dispensing solutions that enhance the convenience, safety and security of consumers around the globe and allow our customers to differentiate their products in the market. The Company focuses on providing value-added packaging delivery systems to a variety of global consumer product marketers in the beauty, personal care, home care, prescription drug, consumer health care, injectables, food and beverage industries. The Company has manufacturing facilities located throughout the world including North America, Europe, Asia and Latin America.

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

        On November 1, 2012, the Company initiated our European restructuring plan (see Note 19 Restructuring Initiatives for further details). During 2013, the Company recognized approximately $14.6 million of expense related to the plan, of which $2.7 million was accelerated depreciation. For presentation purposes, the accelerated depreciation related to this plan is reported in Depreciation and Amortization within the Consolidated Statements of Income.

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

INVENTORIES

 Inventories are stated at lower of cost or market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. The costs of certain domestic and foreign inventories are determined by using the last-in, first-out ("LIFO") method, while the remaining inventories are valued using the first-in, first-out ("FIFO") method.

INVESTMENTS IN AFFILIATED COMPANIES

 The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. There were no dividends received from affiliated companies in 2013, 2012 and 2011.

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

GOODWILL

 Management believes the excess purchase price over the fair value of the net assets acquired ("Goodwill") in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e. greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the "step zero" approach and is an optional step in the annual goodwill impairment analysis. Management has performed this qualitative assessment as of December 31, 2013 for all four of our reporting units. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial

32 /ATR

2013 Form 10-K

performance of the reporting units, we determined it was more likely than not that the fair value of goodwill attributed to all four of our reporting units was greater than its carrying amount. Therefore, no impairment of goodwill has been recorded.

IMPAIRMENT OF LONG-LIVED ASSETS

 Long-lived assets, such as property, plant and equipment and finite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. During 2013, we recognized a $1.5 million adjustment for accelerated depreciation on certain corporate assets to reduce the carrying amount to the fair value.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES

 Derivative financial instruments are recorded in the consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.

RESEARCH & DEVELOPMENT EXPENSES

 Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $71.8 million, $65.4 million and $67.0 million in 2013, 2012 and 2011, respectively.

INCOME TAXES

 The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities may vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that these differences create timing differences between the tax basis of an asset or liability and its reported amount in the financial statements, an appropriate provision for deferred income taxes is made.

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

        The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. This liability is provided whenever the Company determines that a tax benefit will not meet a more likely than not threshold for recognition. See Note 5 for more information.

TRANSLATION OF FOREIGN CURRENCIES

 The functional currencies of all the Company's foreign operations are the local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders' Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $6.3 million in 2013, a loss of $1.6 million in 2012, and a gain of $1.5 million in 2011.

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

REVENUE RECOGNITION

 Product Sales.    The Company's policy is to recognize revenue from product sales when price is fixed and determinable, when the title and risk of loss has transferred to the customer, when the Company has no remaining obligations regarding the transaction and when collection is reasonably assured. The majority of the Company's products shipped from the U.S. transfers title and risk of loss when the goods leave the Company's shipping location. The majority of the Company's products shipped from non-U.S. operations transfer title and risk of loss when the goods reach their destination. Tooling revenue is also recognized when the title and risk of loss transfers to the customer.

33 /ATR

2013 Form 10-K

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

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

 In January 2013, The FASB issued authoritative guidance requiring new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement. We do not have any repurchase agreements and do not participate in securities lending transactions. Our derivative instruments are not offset in the financial statements. Accordingly, the adoption of this standard had no impact on the Consolidated Financial Statements other than disclosure. Additional information can be found in Note 10 of the Notes to the Consolidated Financial Statements.

        In February 2013, The FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of earnings. The adoption of this standard had no impact on the Consolidated Financial Statements other than disclosure. Additional information can be found in Note 9 of the Notes to the Consolidated Financial Statements.

        Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 2 INVENTORIES

 At December 31, 2013 and 2012, approximately 20% and 19%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2013	2012

Raw materials	$114,501	$125,889
Work in process	108,924	75,261
Finished goods	137,591	127,393

Total	361,016	328,543
Less LIFO reserve	(7,857)	(6,658)

Total	$353,159	$321,885

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

 The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows by reporting segment:

	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Total

Goodwill	$179,095	$37,009	$17,585	$1,615	$235,304
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2011	$179,095	$37,009	$17,585	$—	$233,689

Acquisition (See note 17)	—	111,031	—	—	111,031
Foreign currency exchange effects	795	5,938	99	—	6,832

Goodwill	$179,890	$153,978	$17,684	$1,615	$353,167
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2012	$179,890	$153,978	$17,684	$—	$351,552

Foreign currency exchange effects	1,112	5,971	230	—	7,313

Goodwill	$181,002	$159,949	$17,914	$1,615	$360,480
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2013	$181,002	$159,949	$17,914	$—	$358,865

34 /ATR

2013 Form 10-K

        The Company has also completed the annual impairment analysis of its reporting units as of December 31, 2013 using a qualitative analysis of goodwill commonly referred to as the "step zero" approach. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of goodwill attributed to all four of our reporting units was greater than its carrying amount. Therefore, no impairment of goodwill has been recorded.

        The table below shows a summary of intangible assets for the years ended December 31, 2013 and 2012.

		2013			2012
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortization intangible assets:
Patents	7	$20,165	$(19,732)	$433	$19,570	$(18,894)	$676
Acquired Technology	15	40,546	(4,055)	36,491	38,928	(1,298)	37,630
License agreements and other	5	35,259	(22,232)	13,027	35,780	(22,126)	13,654

Total intangible assets	10	$95,970	$(46,019)	$49,951	$94,278	$(42,318)	$51,960

        Aggregate amortization expense for the intangible assets above for the years ended December 31, 2013, 2012 and 2011 was $5,033, $3,177, and $2,195, respectively.

        Estimated amortization expense for the years ending December 31 is as follows:

2014	$5,330
2015	5,149
2016	4,217
2017	3,445
2018 and thereafter	31,810

        Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2013.

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 At December 31, 2013 and 2012, accounts payable and accrued liabilities consisted of the following:

	2013	2012

Accounts payable, principally trade	$150,122	$136,941
Accrued employee compensation costs	126,845	120,694
Customer deposits and other unearned income	37,084	42,148
Other accrued liabilities	89,000	80,886

Total	$403,051	$380,669

35 /ATR

2013 Form 10-K

NOTE 5 INCOME TAXES

 Income before income taxes consists of:

Years Ended December 31,	2013	2012	2011

United States	$28,968	$58,250	$54,161
International	235,415	183,123	220,781

Total	$264,383	$241,373	$274,942

        The provision (benefit) for income taxes is comprised of:

Years Ended December 31,	2013	2012	2011
Current:
U.S. Federal	$7,174	$17,027	$21,974
State/Local	(631)	491	1,008
International	79,070	70,450	66,326

	$85,613	$87,968	$89,308

Deferred:
U.S. Federal/State	$9,575	$8,757	$2,976
International	(2,731)	(17,772)	(972)

	$6,844	$(9,015)	$2,004

Total	$92,457	$78,953	$91,312

        The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2013, 2012 and 2011 to income before income taxes is as follows:

Years Ended December 31,	2013	2012	2011

Income tax at statutory rate	$92,534	$84,481	$96,230
State income taxes (benefits), net of federal benefit (tax)	(610)	717	1,074
Provision for distribution of current foreign earnings	11,388	9,552	10,325
Rate differential on earnings of foreign operations	(10,167)	(14,865)	(14,497)
Other items, net	(688)	(932)	(1,820)

Actual income tax provision	$92,457	$78,953	$91,312

Effective income tax rate	35.0%	32.7%	33.2%

        The tax provision for 2013 reflects an increase of $6.7 million due to tax law changes in France. These changes were enacted on December 31, 2013 but retroactive to January 1, 2013. An additional $2.3 million of tax was incurred as a result of new French distribution taxes effective for distributions after August 17, 2012. The increases were partially offset by a benefit of $3.6 million from the expected use of net operating losses in Brazil and a benefit of $1.4 million from a tax law change in Italy.

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

36 /ATR

2013 Form 10-K

        Significant deferred tax assets and liabilities as of December 31, 2013 and 2012 are comprised of the following temporary differences:

	2013	2012
Deferred Tax Assets:
Pension liabilities	$21,106	$36,376
Stock options	10,785	15,700
Net operating loss carryforwards	6,675	7,084
U.S. state tax credits	6,192	3,441
Vacation	6,109	5,325
Workers compensation	4,180	4,511
Inventory	3,866	4,567
Accruals	2,084	2,502
Other	9,759	8,213

Total gross deferred tax assets	70,756	87,719
Less valuation allowance	(4,840)	(7,033)

Net deferred tax assets	65,916	80,686

Deferred Tax Liabilities:
Depreciation, amortization and leases	61,316	58,587
Acquisition related intangibles	20,100	19,346

Total gross deferred tax liabilities	81,416	77,933

Net deferred tax assets	$(15,500)	$2,753

        There is no expiration date on $5.3 million of the tax-effected net operating loss carryforwards and $1.4 million (tax effected) will expire in the years 2014 to 2028. The U.S. state tax credit carryforwards of $6.2 million (tax effected) will expire in the years 2014 to 2028. The total amount of both net operating losses and state tax credit carryforwards that will expire in 2014 is $0.1 million. This amount is not expected to be used.

        The Company evaluates the deferred tax assets and records a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. The Company has established a valuation allowance of $1.4 million of the $6.7 million of tax effected net operating loss carry forwards. These losses are in start-up jurisdictions or locations that have not produced an operating profit to date. A valuation allowance of $2.9 million has been established against the $6.2 million of U.S. state tax credit carry forwards. A valuation allowance of $0.5 million has been established related to other future tax deductions in non-U.S. jurisdictions, the benefit of which management believes will not be realized.

        The Company repatriated a portion of non-U.S. subsidiary earnings in 2013, 2012, and 2011 in the amounts of $79 million, $79 million, and $82 million, respectively. All of these amounts were received from our European operations except for $1.3 million from Canada in 2012. All repatriations from Europe were from current year earnings and not from funds previously considered permanently reinvested. The $1.3 million of Canadian funds were distributed as the result of the completion of our 2009 restructuring activities within Canada. The tax effects related to these repatriations were recorded in the period the repatriation decision was made.

        As of December 31, 2013, the Company had $1.1 billion of undistributed earnings from non-U.S. subsidiaries which have been designated as permanently reinvested. The Company has not made a provision for U.S. or additional foreign taxes on this amount as it is not practical to estimate the amount of additional tax that might be payable on these undistributed non-U.S. earnings. These earnings will continue to be reinvested indefinitely and could become subject to additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

        The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.4 million would become payable in the event the terms of the grant are not fulfilled.

37 /ATR

2013 Form 10-K

INCOME TAX UNCERTAINTIES

 The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2013	2012	2011

Balance at January 1	$8,464	$9,071	$10,893
Increases based on tax positions for the current year	110	245	150
Increases based on tax positions of prior years	381	107	128
Decreases based on tax positions of prior years	(92)	(257)	(1,090)
Settlements	(515)	(21)	(457)
Lapse of statute of limitations	(360)	(681)	(553)

Balance at December 31	$7,988	$8,464	$9,071

        The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $7.8 million. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease no more than $5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2013, 2012 and 2011, the Company had approximately $0.9 million, $1.3 million and $1.4 million, respectively, accrued for the payment of interest and penalties, of which approximately ($0.4) million, ($0.1) million and ($0.2) million was recognized in income tax expense in the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2009 – 2013
United States — State	2004 – 2013
France	2011 – 2013
Germany	2011 – 2013
Italy	2009 – 2013
Switzerland	2004 – 2013

NOTE 6 DEBT

 Average borrowings under unsecured lines of credit were $61.4 million and $110.3 million for 2013 and 2012, respectively, and the average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 3.1% for 2013 and 2.1% for 2012. There are no compensating balance requirements associated with short-term borrowings.

        On January 31, 2012, we entered into a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup's consolidated leverage ratio. On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018. On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019. The outstanding balance under the credit facility was $110 million at December 31, 2013 and is reported as notes payable in the current liabilities section of the Consolidated Balance Sheet. We incurred approximately $1.0 million in interest and fees related to this credit facility during 2013. The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests.

38 /ATR

2013 Form 10-K

        At December 31, the Company's long-term obligations consisted of the following:

	2013	2012
Notes payable 0.61% – 25.5%, due in monthly and annual installments through 2027	$3,230	$4,410
Senior unsecured notes 5.4%, due in 2013	—	25,000
Senior unsecured notes 2.3%, due in 2015	16,000	16,000
Senior unsecured notes 6.0%, due in 2016	50,000	50,000
Senior unsecured notes 6.0%, due in 2018	75,000	75,000
Senior unsecured notes 3.8%, due in 2020	84,000	84,000
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Capital lease obligations	2,909	2,938

	356,139	382,348
Current maturities of long-term obligations	(1,325)	(29,488)

Total long-term obligations	$354,814	$352,860

        Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years beginning in 2014 are $801, $16,055, $50,056, $56, $75,119 and $211,143 thereafter.

NOTE 7 LEASE COMMITMENTS

 The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2027. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term.

        Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $30,720, $26,911 and $27,558 in 2013, 2012 and 2011, respectively.

        Assets recorded under capital leases consist of:

	2013	2012
Buildings	$15,162	$14,557
Accumulated depreciation	(11,705)	(10,825)

	$3,457	$3,732

        Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2013:

	Capital Leases	Operating Leases
2014	$690	$16,421
2015	887	12,552
2016	855	9,109
2017	782	7,514
2018	631	4,391
Subsequent to 2018	—	5,834

Total minimum lease payments	3,845	$55,821

Amounts representing interest	(936)

Present value of future minimum lease payments	2,909
Lease amount due in one year	(524)

Total	$2,385

39 /ATR

2013 Form 10-K

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

	Domestic Plans		Foreign Plans
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$136,321	$111,947	$80,610	$48,754
Service cost	8,539	7,217	3,901	2,244
Interest cost	4,992	4,913	2,676	2,658
Business acquired	—	—	—	9,148
Curtailment/Settlement	—	—	(1,342)	—
Actuarial (gain) loss	(14,260)	18,743	(1,752)	17,905
Benefits paid	(6,144)	(6,499)	(2,952)	(2,075)
Foreign currency translation adjustment	—	—	3,519	1,976

Benefit obligation at end of year	$129,448	$136,321	$84,660	$80,610

	Domestic Plans		Foreign Plans
	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$84,587	$68,537	$47,876	$39,835
Actual return on plan assets	12,063	8,342	1,742	1,547
Employer contribution	10,061	14,207	5,419	7,381
Business acquired	—	—	—	389
Benefits paid	(6,144)	(6,499)	(2,952)	(2,075)
Foreign currency translation adjustment	—	—	1,990	799

Fair value of plan assets at end of year	$100,567	$84,587	$54,075	$47,876

Funded status at end of year	$(28,881)	$(51,734)	$(30,585)	$(32,734)

        The following table presents the funded status amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 2013 and 2012.

	Domestic Plans		Foreign Plans
	2013	2012	2013	2012
Current liabilities	$(809)	$(369)	$—	$(1,187)
Non-current liabilities	(28,072)	(51,365)	(30,585)	(31,547)

	$(28,881)	$(51,734)	$(30,585)	$(32,734)

        The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2013 and 2012.

	Domestic Plans		Foreign Plans
	2013	2012	2013	2012
Net actuarial loss	$32,930	$58,580	$24,844	$29,265
Net prior service cost	—	3	3,784	4,157
Tax effects	(12,349)	(21,969)	(9,116)	(10,788)

	$20,581	$36,614	$19,512	$22,634

40 /ATR

2013 Form 10-K

        Changes in benefit obligations and plan assets recognized in other comprehensive income in 2013 are as follows:

	Domestic Plans	Foreign Plans
Current year actuarial gain	$20,548	$3,005
Amortization of net loss	5,103	1,416
Amortization of prior service cost	3	373

	$25,654	$4,794

        The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2013 expected to be recognized as components of periodic benefit cost in 2014.

	Domestic Plans	Foreign Plans
Amortization of net loss	$2,787	$1,255
Amortization of prior service cost	—	324

	$2,787	$1,579

Components of net periodic benefit cost:

	Domestic Plans
	2013	2012	2011
Service cost	$8,539	$7,217	$5,436
Interest cost	4,992	4,913	4,504
Expected return on plan assets	(5,775)	(5,604)	(4,790)
Amortization of net loss	5,103	3,854	1,652
Amortization of prior service cost	3	4	4

Net periodic benefit cost	$12,862	$10,384	$6,806

Curtailment	—	—	—
Total Net periodic benefit cost	$12,862	$10,384	$6,806

	Foreign Plans
	2013	2012	2011
Service cost	$3,901	$2,244	$2,018
Interest cost	2,676	2,658	2,518
Expected return on plan assets	(1,821)	(1,538)	(1,753)
Amortization of net loss	1,416	475	836
Amortization of prior service cost	373	361	455

Net periodic benefit cost	$6,545	$4,200	$4,074

Curtailment	1	—	—
Total Net periodic benefit cost	$6,546	$4,200	$4,074

        The accumulated benefit obligation ("ABO") for the Company's domestic defined benefit pension plans was $114.6 million and $118.8 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation for the Company's foreign defined benefit pension plans was $67.0 million and $63.6 million at December 31, 2013 and 2012, respectively.

        The following table provides the projected benefit obligation ("PBO"), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2013 and 2012.

	Domestic Plans		Foreign Plans
	2013	2012	2013	2012
Projected benefit obligation	$129,448	$136,321	$77,475	$77,663
Accumulated benefit obligation	114,592	118,804	60,707	60,703
Fair value of plan assets	100,567	84,587	47,753	44,930

41 /ATR

2013 Form 10-K

        The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2013 and 2012.

	Domestic Plans		Foreign Plans
	2013	2012	2013	2012
Projected benefit obligation	$129,448	$136,321	$81,158	$77,663
Accumulated benefit obligation	114,592	118,804	63,527	60,703
Fair value of plan assets	100,567	84,587	50,573	44,930

Assumptions:

	Domestic Plans			Foreign Plans
	2013	2012	2011	2013	2012	2011

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.75%	3.80%	N/A	3.24%	3.19%	N/A
Rate of compensation increase	4.00%	4.00%	N/A	3.00%	3.00%	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.80%	4.40%	5.40%	3.19%	5.10%	5.15%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.79%	3.83%	4.40%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

        The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans' asset managers, including the managers' review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

        In order to determine the 2014 net periodic benefit cost, the Company expects to use the December 31, 2013 discount rates, December 31, 2013 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2013 net periodic benefit cost.

        The Company's domestic and foreign pension plan weighted-average asset allocations at December 31, 2013 and 2012 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2013	2012	2013	2012

Equity securities	59%	60%	5%	1%
Fixed income securities	24%	30%	16%	6%
Infrastructure	8%	10%	—	—
Money market	9%	—	1%	12%
Investment Funds	—	—	78%	81%

Total	100%	100%	100%	100%

        The Company's investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2014 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2014 is 96% investment funds, and 4% money market.

42 /ATR

2013 Form 10-K

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
•
Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2013				Foreign Fair Value Measurement at December 31, 2013
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$9,070	$9,070	$—	$—	$757	$757	$—	$—
USD	—	9,070	—	—	—	—	—	—
EUR	—	—	—	—	—	757	—	—
Equity Securities (a)	$49,261	$49,261	—	—	$2,547	$2,547	—	—
US Large Cap Equities	—	20,159	—	—	—	—	—	—
US Small Cap Equities	—	14,521	—	—	—	—	—	—
International Equities	—	14,581	—	—	—	2,547	—	—
Core Fixed Income (a)	$23,918	$23,918	—	—	1,950	1,950	—	—
Corporate debts securities	—	—	—	—	$6,560	$6,560	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	6,560	—	—
Hedge Fund (c)	$9,731	—	—	$9,731	—	—	—	—
Investment Funds	—	—	—	—	$42,261	$15,501	$26,760	—
Mutual Funds in Equities (a)	—	—	—	—	—	3,628	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	10,040	—	—
Mutual Funds Diversified (a &b)	—	—	—	—	—	1,833	26,760	—
Infrastructure (c)	$8,587	—	—	$8,587	—	—	—	—

Total Investments	$100,567	$82,249	$—	$18,318	$54,075	$27,315	$26,760	$—

	Domestic Fair Value Measurement at December 31, 2012				Foreign Fair Value Measurement at December 31, 2012
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$887	$887	$—	$—	$5,560	$5,560	$—	$—
USD	—	887	—	—	—	—	—	—
EUR	—	—	—	—	—	5,560	—	—
Equity Securities (a)	$42,523	$42,523	—	—	$655	$655	—	—
US Large Cap Equities	—	17,142	—	—	—	—	—	—
US Small Cap Equities	—	12,523	—	—	—	—	—	—
International Equities	—	12,858	—	—	—	655	—	—
Core Fixed Income (a)	$24,587	$24,587	—	—	$728	728	—	—
Corporate debts securities	—	—	—	—	$2,084	$2,084	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	2,084	—	—
Hedge Fund (c)	$8,575	—	—	$8,575	—	—	—	—
Investment Funds	—	—	—	—	$38,849	$17,622	$21,227	—
Mutual Funds in Equities (a)	—	—	—	—	—	5,873	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	2,458	—	—
Mutual Funds Diversified (a &b)	—	—	—	—	—	9,291	21,227	—
Infrastructure (c)	$8,015	—	—	$8,015	—	—	—	—

Total Investments	$84,587	$67,997	$—	$16,590	$47,876	$26,649	$21,227	$—

(a)
Based on third party quotation from financial institution.
(b)
Based on observable market transactions.
(c)
Based on a quarterly statement prepared by the fund manager that reflects contributions, distributions and realized/unrealized gains and losses.

43 /ATR

2013 Form 10-K

        The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2013.

	Infrastructure Fund	Hedge Fund

Balance, 12/31/11	$5,670	$7,497
Purchases, sales and settlements, net	1,800	1,000
Return on assets held	696	78
Admin fees and other	(151)	—

Balance, 12/31/12	$8,015	$8,575

Return on assets held	725	1,156
Admin fees and other	(153)	—

Balance, 12/31/13	$8,587	$9,731

CONTRIBUTIONS

 Annual cash contributions to fund pension costs accrued under the Company's domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $10.1 million to its domestic defined benefit plans in 2013 and although the Company has no minimum funding requirement, we plan to contribute approximately $10.0 million in 2014. Contributions to fund pension costs accrued under the Company's foreign plans are made in accordance with local laws or at the Company's discretion. The Company contributed approximately $5.4 million to its foreign defined benefit plan in 2013 and expects to contribute approximately $5.6 million in 2014.

ESTIMATED FUTURE BENEFIT PAYMENTS

 As of December 31, 2013, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2014	$7,579	$2,529
2015	7,351	2,133
2016	7,744	2,678
2017	10,174	3,146
2018	9,569	3,825
2019 – 2023	55,864	24,731

OTHER PLANS

 The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company's principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $6.5 million and $6.4 million at December 31, 2013 and 2012, respectively. This amount is included in the liability for domestic plans shown above.

        The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee's salary subject to income tax regulations. For each of the years ended December 31, 2013, 2012 and 2011, total contributions made by the Company to these plans were approximately $2.6 million, $2.6 million and $2.4 million, respectively.

        The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee's salary according to local regulations. For each of the years ended December 31, 2013, 2012 and 2011, total contributions made by the Company to these plans were approximately $2.1 million, $1.8 million and $1.9 million, respectively.

        The Company has no additional postretirement or postemployment benefit plans.

44 /ATR

2013 Form 10-K

NOTE 9 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total
Balance — December 31, 2010	$148,030	$(23,837)	$(427)	$123,766
Other comprehensive loss before reclassifications	(47,436)	(18,032)	—	(65,468)
Amounts reclassified from accumulated other comprehensive income	—	1,961	59	2,020

Net current-period other comprehensive (loss)/income	(47,436)	(16,071)	59	(63,448)

Balance — December 31, 2011	$100,594	$(39,908)	$(368)	$60,318
Other comprehensive gain/(loss) before reclassifications	19,503	(22,316)	—	(2,813)
Amounts reclassified from accumulated other comprehensive income	—	2,976	202	3,178

Net current-period other comprehensive income/(loss)	19,503	(19,340)	202	365

Balance — December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive gain before reclassifications	29,868	14,791	—	44,659
Amounts reclassified from accumulated other comprehensive income	—	4,364	45	4,409

Net current-period other comprehensive income	29,868	19,155	45	49,068

Balance — December 31, 2013	$149,965	$(40,093)	$(121)	$109,751

Reclassifications Out of Accumulated Other Comprehensive Income:

	Amount Reclassified from Accumulated Other Comprehensive Income
				Affected Line in the Statement Where Net Income is Presented
Details about Accumulated Other Comprehensive Income Components Years Ended December 31,
	2013	2012	2011
Defined Benefit Pension Plans
Amortization of net loss	$6,519	$4,329	$2,488	(a)
Amortization of prior service cost	376	365	459	(a)

	6,895	4,694	2,947	Total before tax
	(2,531)	(1,718)	(986)	Tax benefit

	$4,364	$2,976	$1,961	Net of tax

Other
Changes in treasury locks	69	90	87	Interest Expense
Net (loss) / gain on derivatives	—	(10)	5	Interest Income

	69	80	92	Total before tax
	(24)	122	(33)	Tax benefit

	$45	$202	$59	Net of tax

Total reclassifications for the period	$4,409	$3,178	$2,020

(a)
These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 8—Retirement and Deferred Compensation Plans for additional details).

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company's non-functional denominated transactions from adverse changes in exchange rates. Sales of the Company's products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated. Changes in exchange rates on such inter-country sales or intercompany loans can impact the Company's results of operations. The Company's policy is not to engage in speculative foreign currency hedging activities, but to minimize its net foreign currency transaction exposure defined as firm commitments and transactions recorded and

45 /ATR

2013 Form 10-K

denominated in currencies other than the functional currency. The Company may use foreign currency forward exchange contracts, options and cross currency swaps to hedge these risks.

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

HEDGE OF NET INVESTMENTS IN FOREIGN OPERATIONS

 A significant number of the Company's operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company's foreign entities. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on the Company's financial condition and results of operations. Conversely, a strengthening U.S. dollar has a dilutive effect. The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure. The Company does not otherwise actively manage this risk using derivative financial instruments. In the event the Company plans on a full or partial liquidation of any of its foreign subsidiaries where the Company's net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

46 /ATR

2013 Form 10-K

OTHER

 As of December 31, 2013, the Company has recorded the fair value of foreign currency forward exchange contracts of $3.0 million in prepayments and other, $1.0 million in miscellaneous other assets, $0.5 million in accounts payable and accrued liabilities and $0.1 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2013 had an aggregate contract amount of $133 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivative Assets
Foreign Exchange Contracts	Prepayments and other	$3,003	$332
Foreign Exchange Contracts	Miscellaneous Other Assets	985	982

		$3,988	$1,314

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$522	$2,097
Foreign Exchange Contracts	Deferred and other non-current liabilities	110	164

		$632	$2,261

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Fiscal Years Ended December 31, 2013 and December 31, 2012

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$3,307	$(457)

		$3,307	$(457)

				Gross Amounts not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Financial Position	Net Amounts Presented in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
2013
Derivative Assets	$3,988	—	$3,988	—	—	$3,988

Total Assets	$3,988	—	$3,988	—	—	$3,988

Derivative Liabilities	$632	—	$632	—	—	$632

Total Liabilities	$632	—	$632	—	—	$632

2012
Derivative Assets	$1,314	—	$1,314	—	—	$1,314

Total Assets	$1,314	—	$1,314	—	—	$1,314

Derivative Liabilities	$2,261	—	$2,261	—	—	$2,261

Total Liabilities	$2,261	—	$2,261	—	—	$2,261

47 /ATR

2013 Form 10-K

NOTE 11 FAIR VALUE

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
  •
  Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        As of December 31, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (1)	$3,988	$—	$3,988	$—

Total assets at fair value	$3,988	$—	$3,988	$—

Liabilities
Forward exchange contracts (1)	$632	$—	$632	$—

Total liabilities at fair value	$632	$—	$632	$—

        As of December 31, 2012, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (1)	$1,314	$—	$1,314	$—

Total assets at fair value	$1,314	$—	$1,314	$—

Liabilities
Forward exchange contracts (1)	$2,261	$—	$2,261	$—

Total liabilities at fair value	$2,261	$—	$2,261	$—

(1)
Market approach valuation technique based on observable market transactions of spot and forward rates.

        The carrying amounts of the Company's other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. The Company considers its long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company's long-term obligations was $363 million as of December 31, 2013 and $382 million as of December 31, 2012.

NOTE 12 COMMITMENTS AND CONTINGENCIES

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

        In 2010, a competitor filed a lawsuit against certain AptarGroup, Inc. subsidiaries alleging that certain processes performed by a supplier of a specific type of diptube utilized by the AptarGroup, Inc. subsidiaries in the manufacture of a specific type of pump infringes patents owned by the counterparty. This lawsuit sought an injunction barring the manufacture, use, sale and importation of this specific pump for use in fragrance containers. In April 2012, the Company's United States subsidiary was found to have infringed on patents owned by the counterparty within the United States. The ruling does not apply to the manufacture or sales of pumps in countries outside the United States and no damages were assessed. The Company pursued the issue in the Appellate Court, where certain rulings were confirmed and others were returned to the district court, where a trial date was set for March 2014. On February 13, 2014, the parties agreed to a license agreement, effectively ending the lawsuit and its related costs.

48 /ATR

2013 Form 10-K

        Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2013.

NOTE 13 STOCK REPURCHASE PROGRAM

 The Company repurchased approximately 2.0 million and 1.6 million shares of its outstanding common stock in 2013 and 2012, respectively, at a total cost of $118.8 million and $79.8 million in 2013 and 2012, respectively. Shares repurchased are returned to Treasury Stock. The Company has a remaining authorization at December 31, 2013 to repurchase 4.0 million additional shares. The timing of and total amount expended for the share repurchase program will depend upon market conditions.

NOTE 14 CAPITAL STOCK

 We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares
	2013	2012	2013	2012

Balance at the beginning of the year	84,086,341	82,773,322	18,158,002	16,921,022
Employee option exercises	1,217,583	1,234,163	(179,169)	(379,453)
Director option exercises	48,333	69,833	—	—
Restricted stock vestings	12,046	9,023	—	—
Common stock repurchases	—	—	2,001,000	1,616,433

Balance at the end of the year	85,364,303	84,086,341	19,979,833	18,158,002

        The cash dividends paid on the common stock for the years ended December 31, 2013, 2012, and 2011 aggregated $66.1 million, $58.4 million and $53.3 million, respectively.

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

        Compensation expense recorded attributable to stock options for the year ended December 31, 2013 was approximately $13.7 million ($9.2 million after tax). The income tax benefit related to this compensation expense was approximately $4.5 million. Approximately $12.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2012 was approximately $12.7 million ($8.5 million after tax). The income tax benefit related to this compensation expense was approximately $4.2 million. Approximately $11.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2011 was approximately $13.7 million ($9.6 million after tax). The income tax benefit related to this compensation expense was approximately $4.1 million. Approximately $12.5 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

        The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $10.16, $10.35 and $11.36 per share in 2013, 2012 and 2011,

49 /ATR

2013 Form 10-K

respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans: Years ended December 31,	2013	2012	2011

Dividend Yield	1.8%	1.8%	1.7%
Expected Stock Price Volatility	22.7%	22.9%	23.3%
Risk-free Interest Rate	1.3%	1.3%	2.7%
Expected Life of Option (years)	6.9	6.9	6.9

        The fair value of stock options granted under the Director Stock Option Plan was $10.89, $10.59 and $12.00 per share in 2013, 2012 and 2011, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans: Years ended December 31,	2013	2012	2011

Dividend Yield	1.9%	1.7%	1.6%
Expected Stock Price Volatility	23.0%	22.5%	22.9%
Risk-free Interest Rate	1.3%	1.3%	2.5%
Expected Life of Option (years)	6.9	6.9	6.9

        A summary of option activity under the Company's stock option plans as of December 31, 2013, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2013	7,879,197	$37.27	276,667	$45.48
Granted	1,385,300	51.83	85,500	56.49
Exercised	(1,396,752)	28.99	(48,333)	43.11
Forfeited or expired	(51,813)	47.09	—	—

Outstanding at December 31, 2013	7,815,932	$41.26	313,834	$48.85

Exercisable at December 31, 2013	5,243,131	$36.36	146,001	$42.05

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2013	6.1			7.5
Exercisable at December 31, 2013	4.9			6.2
Aggregate Intrinsic Value:
Outstanding at December 31, 2013	$207,490			$5,951
Exercisable at December 31, 2013	$164,895			$3,761
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2013	$37,822			$732
December 31, 2012	$42,226			$1,674
December 31, 2011	$32,782			$970

        The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $13.0 million, $12.1 million and $11.1 million, respectively. Cash received from option exercises was approximately $43.3 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $9.4 million in the year ended December 31, 2013. As of December 31, 2013, the remaining valuation of stock option awards to be expensed in future periods was $9.8 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

50 /ATR

2013 Form 10-K

        The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2013, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2013	25,862	$48.76
Granted	12,448	54.92
Vested	(12,629)	45.20

Nonvested at December 31, 2013	25,681	$53.49

        Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2013, 2012 and 2011 was approximately $664 thousand, $501 thousand and $267 thousand, respectively. The fair value of units vested during the years ended December 31, 2013, 2012 and 2011 was $571 thousand, $316 thousand and $346 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2013, 2012 and 2011 was $661 thousand, $448 thousand and $492 thousand, respectively. As of December 31, 2013, there was $521 thousand of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.4 years.

NOTE 16 EARNINGS PER SHARE

 The reconciliation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2013
Basic EPS
Income available to common stockholders	$171,994	66,090	$2.60
Effect of Dilutive Securities
Stock options		2,106
Restricted stock	—	12

Diluted EPS
Income available to common stockholders	$171,994	68,208	$2.52

For the Year Ended December 31, 2012
Basic EPS
Income available to common stockholders	$162,612	66,392	$2.45
Effect of Dilutive Securities
Stock options		1,990
Restricted stock	—	13

Diluted EPS
Income available to common stockholders	$162,612	68,395	$2.38

For the Year Ended December 31, 2011
Basic EPS
Income available to common stockholders	$183,683	66,553	$2.76
Effect of Dilutive Securities
Stock options		2,714
Restricted stock	—	7

Diluted EPS
Income available to common stockholders	$183,683	69,274	$2.65

51 /ATR

2013 Form 10-K

NOTE 17 SEGMENT INFORMATION

 The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing solutions. The Company is organized into three reporting segments. Operations that sell dispensing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment. Operations that sell dispensing solutions to the prescription drug, consumer health care and injectables markets form the Pharma segment. Operations that sell dispensing solutions primarily to the food and beverage markets form the Food + Beverage segment.

        The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates performance of its business segments and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes.

        Financial information regarding the Company's reportable segments is shown below:

Years Ended December 31,	2013	2012	2011
Total Sales:
Beauty + Home	$1,501,611	$1,468,599	$1,531,479
Pharma	709,058	588,853	554,708
Food + Beverage	323,469	288,995	269,968
Corporate & Other	—	—	7

Total Sales	$2,534,138	$2,346,447	$2,356,162
Less: Intersegment Sales:
Beauty + Home	$13,466	$14,659	$15,174
Pharma	284	160	778
Food + Beverage	375	592	3,020
Corporate & Other	—	—	7

Total Intersegment Sales	$14,125	$15,411	$18,979
Net Sales:
Beauty + Home	$1,488,145	$1,453,940	$1,516,305
Pharma	708,774	588,693	553,930
Food + Beverage	323,094	288,403	266,948
Corporate & Other	—	—	—

Net Sales	$2,520,013	$2,331,036	$2,337,183
Segment Income (1):
Beauty + Home	$109,272	$123,527	$130,818
Pharma	189,689	141,912	164,390
Food + Beverage	35,186	30,415	27,801
Restructuring Initiatives and Related Depreciation	(14,525)	(4,678)	71
Corporate & Other	(37,958)	(33,849)	(36,560)

Income before interest and taxes	$281,664	$257,327	$286,520
Interest expense, net	(17,281)	(15,954)	(11,578)

Income before income taxes	$264,383	$241,373	$274,942

Depreciation and Amortization (1):
Beauty + Home	$83,328	$82,828	$90,038
Pharma	39,812	33,122	28,084
Food + Beverage	18,871	15,605	13,413
Restructuring Initiatives	2,725	1,576	—
Corporate & Other	5,220	3,891	2,708

Depreciation and Amortization	$149,956	$137,022	$134,243

52 /ATR

2013 Form 10-K

Years Ended December 31,	2013	2012	2011
Capital Expenditures:
Beauty + Home	$81,247	$97,010	$101,913
Pharma	32,643	24,953	26,911
Food + Beverage	19,339	32,282	47,135
Corporate & Other	18,281	19,808	3,733

Capital Expenditures	$151,510	$174,053	$179,692
Total Assets:
Beauty + Home	$1,318,933	$1,240,101	$1,232,009
Pharma	676,420	659,132	404,939
Food + Beverage	253,774	233,553	199,170
Corporate & Other	248,635	191,626	323,177

Total Assets	$2,497,762	$2,324,412	$2,159,295
(1)
The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. Restructuring Initiatives and related Depreciation includes the following income/(expense) items for the twelve months ended December 31, 2013, 2012 and 2011 as follows:

Years Ended December 31,	2013	2012	2011
European Restructuring Plan
Depreciation	$2,725	$1,576	$—
Employee Severance and Other Costs	11,844	3,314	—
Prior Year Initiatives	(44)	(212)	(71)

Total Restructuring Initiatives and Related Depreciation Expense	$14,525	$4,678	$(71)

Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$14,548	$4,787	$(70)
Pharma	—	—	—
Food + Beverage	(23)	(109)	(1)

Total Restructuring Initiatives and Related Depreciation Expense	$14,525	$4,678	$(71)

53 /ATR

2013 Form 10-K

GEOGRAPHIC INFORMATION

 The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net Sales to Unaffiliated Customers (1):
United States	$634,418	$650,637	$636,060
Europe:
France	810,528	650,226	630,172
Germany	339,858	311,205	308,847
Italy	136,617	144,163	168,885
Other Europe	165,038	163,695	232,132

Total Europe	1,452,041	1,269,289	1,340,036
Other Foreign Countries	433,554	411,110	361,087

Total	$2,520,013	$2,331,036	$2,337,183

Plant, Property & Equipment:
United States	$226,917	$191,697	$174,029
Europe:
France	263,913	251,015	199,975
Germany	156,970	137,203	136,136
Italy	57,729	65,743	68,684
Other Europe	72,297	72,404	64,921

Total Europe	550,909	526,365	469,716
Other Foreign Countries	86,836	130,171	110,970

Total	$864,662	$848,233	$754,715

Product Net Sales Information:
Pumps	$1,093,514	$1,044,226	$1,114,276
Closures	594,135	605,493	615,243
Valves	327,635	327,251	316,900
Injectables (2)	142,116	56,465	—
Other	362,613	297,601	290,764

Total	$2,520,013	$2,331,036	$2,337,183

(1)
Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.
(2)
Injectables represent six month sales in 2012 from the date of acquisition.

No single customer represents 10% or more of the Company's net sales in 2013, 2012 or 2011.

NOTE 18 ACQUISITIONS

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

        Stelmi contributed net sales of $143.1 million and pretax income of $24.7 million for the year ended December 31, 2013. Stelmi contributed net sales of $56.8 million and pretax income of $1.5 million (including $6.6 million of fair value and other acquisition adjustments) for the year ended December 31, 2012. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Pharma reporting segment.

        For the year ended December 31, 2012, we recognized $5.9 million in transaction costs related to the acquisition of Stelmi. These costs are reflected in the selling, research & development and administrative section of the Consolidated Statements of Income.

54 /ATR

2013 Form 10-K

        The following table summarizes the assets acquired and liabilities assumed at estimated fair value.

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

55 /ATR

2013 Form 10-K

        The pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

Years Ended December 31,	2013	2012	2011

Net Sales	$2,520	$2,395	$2,453
Net Income Attributable to AptarGroup Inc.	172	174	188
Net Income per common share — basic	2.60	2.62	2.82
Net Income per common share — diluted	2.52	2.54	2.71

        In December 2013, AptarGroup acquired a 20% minority investment in Bapco Closures Holding Limited (Bapco) for approximately $5.2 million. In addition to this equity stake, the Company secured an exclusive global license related to innovative closures sealing technology that provides package integrity and tamper evidence. This investment is being accounted for under the equity method of accounting from the date of acquisition.

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

        The Bapco, Oval Medical and TKH acquisitions described above did not have a material impact on the results of operations in 2013, 2012 or 2011 and therefore pro forma information is not presented.

NOTE 19 RESTRUCTURING INITIATIVES

 On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe. Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup is transferring and consolidating production capacity involving twelve facilities. Two facilities have closed impacting approximately 170 employees. The locations involved in the plan are facilities serving the beauty, personal care, food, beverage, and consumer health care markets. As of December 31, 2013, the plan is substantially complete. The cumulative expense incurred is $19.5 million. As of December 31, 2013 we have recorded the following activity associated with our plan:

	Beginning Reserve at 12/31/12	Net Charges for the Year Ended 12/31/13	Cash Paid	FX Impact	Ending Reserve at 12/31/13

Employee severance	$3,158	$7,319	$(8,037)	$81	$2,521
Other costs	—	4,525	(2,848)	58	1,735

Totals	$3,158	$11,844	$(10,885)	$139	$4,256

        In addition to the above charges, $2.7 million of accelerated depreciation was incurred in 2013. This amount is included within depreciation and amortization in the Consolidated Statements of Income.

56 /ATR

2013 Form 10-K

NOTE 20 QUARTERLY DATA (UNAUDITED)

 Quarterly results of operations and per share information for the years ended December 31, 2013 and 2012 are as follows:

	Quarter
					Total for Year
	First	Second	Third	Fourth
Year Ended December 31, 2013:
Net sales	$617,633	$641,441	$623,644	$637,295	$2,520,013
Gross profit (1)	164,213	172,721	163,677	165,543	666,154
Net Income	39,978	49,880	45,232	36,836	171,926
Net Income Attributable to AptarGroup, Inc.	40,029	49,802	45,264	36,899	171,994
Per Common Share — 2013:
Net Income Attributable to AptarGroup, Inc.
Basic	$.61	$.75	$.68	$.56	$2.60
Diluted	.59	.73	.67	.54	2.52
Dividends declared	.25	.25	.25	.25	1.00
Stock price high (2)	57.47	57.76	60.75	67.86	67.86
Stock price low (2)	48.14	54.13	55.36	59.19	48.14
Average number of shares outstanding:
Basic	66,155	66,420	66,092	65,700	66,090
Diluted	68,296	68,106	67,986	67,853	68,208
Year Ended December 31, 2012:
Net sales	$592,498	$577,503	$589,598	$571,437	$2,331,036
Gross profit (1)	159,223	154,998	148,214	144,391	606,826
Net Income	43,813	41,652	42,101	34,854	162,420
Net Income Attributable to AptarGroup, Inc.	43,809	41,686	42,127	34,990	162,612
Per Common Share — 2012:
Net Income Attributable to AptarGroup, Inc.
Basic	$.66	$.63	$.63	$.53	$2.45
Diluted	.64	.61	.62	.52	2.38
Dividends declared	.22	.22	.22	.22	.88
Stock price high (2)	55.00	55.49	53.19	53.36	55.49
Stock price low (2)	51.01	49.36	47.56	45.19	45.19
Average number of shares outstanding:
Basic	66,196	66,580	66,541	66,249	66,392
Diluted	68,785	68,758	68,353	67,846	68,395
(1)
Gross profit is defined as net sales less cost of sales and depreciation.
(2)
The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

57 /ATR

2013 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting", under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2014

58 /ATR

2013 Form 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

 The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 58.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

 No changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 None.

PART III

Certain information required to be furnished in this part of the Form 10-K has been omitted because the Company will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than April 30, 2014.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Information with respect to directors may be found under the caption "Proposal 1—Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2014 (the "2014 Proxy Statement") and is incorporated herein by reference.

        Information with respect to executive officers may be found under the caption "Executive Officers" in Part I of this report and is incorporated herein by reference.

        Information with respect to audit committee members and audit committee financial experts may be found under the caption "Corporate Governance—Audit Committee" in the 2014 Proxy Statement and is incorporated herein by reference.

        Information with respect to the Company's Code of Business Conduct and Ethics may be found under the caption "Corporate Governance—Code of Business Conduct and Ethics" in the 2014 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptar.com).

59 /ATR

2013 Form 10-K

        The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

 The information set forth under the headings "Board Compensation", "Executive Officer Compensation" and "Compensation Committee Report" in the 2014 Proxy Statement is incorporated herein by reference. The information included under the heading "Compensation Committee Report" in the 2014 Proxy Statement shall not be deemed to be "soliciting" material or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information set forth under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information set forth under the heading "Transactions with Related Persons" and "Corporate Governance—Independence of Directors" in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Information with respect to the independent registered public accounting firm fees and services may be found under the caption "Proposal 4—Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2014" in the 2014 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

(b)
Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 62-65 of this report.

60 /ATR

2013 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc. (Registrant)
Date: February 28, 2014	By	/s/ ROBERT W. KUHN
Robert W. Kuhn Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	February 28, 2014
/s/ STEPHEN J. HAGGE Stephen J. Hagge	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/s/ ROBERT W. KUHN Robert W. Kuhn	Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	February 28, 2014
/s/ ALAIN CHEVASSUS Alain Chevassus	Director	February 28, 2014
/s/ LESLIE DESJARDINS Leslie Desjardins	Director	February 28, 2014
/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 28, 2014
/s/ LEO A. GUTHART Leo A. Guthart	Director	February 28, 2014
/s/ GIOVANNA KAMPOURI-MONNAS Giovanna Kampouri-Monnas	Director	February 28, 2014
/s/ PETER PFEIFFER Peter Pfeiffer	Director	February 28, 2014
/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	February 28, 2014
/s/ RALF WUNDERLICH Ralf Wunderlich	Director	February 28, 2014

61 /ATR

2013 Form 10-K

AptarGroup, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012 and 2011

Dollars in thousands

	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions from Reserve (a)	Balance at End of Period

2013
Allowance for doubtful accounts	$6,751	$(381)	$(1,954)	$4,416
Deferred tax valuation allowance	7,033	2,708	(4,901)	4,840
2012
Allowance for doubtful accounts	$8,257	$(595)	$(911)	$6,751
Deferred tax valuation allowance	6,326	1,362	(655)	7,033
2011
Allowance for doubtful accounts	$8,560	$1,642	$(1,945)	$8,257
Deferred tax valuation allowance	5,619	1,020	(313)	6,326
(a)
Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Purchase Agreement, dated as of May 30, 2012, between Mr. Jean-Jacques Rumpler, Mr. Gérard Rumpler, Ms. Annette Pomerat, Ms. Evelyne Fournier Rumpler and Aptargroup Holding SAS, filed as Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-11846), is hereby incorporated by reference.
3(i)	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.'s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008, is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii) (A) of Regulation S-K.
4.1	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.2	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.3	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.4	Form of AptarGroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.5	First Amendment to 2006 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.6	First Amendment to 2008 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.7	Supplemental Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.

62 /ATR

2013 Form 10-K

Exhibit Number	Description
4.8	Form of AptarGroup, Inc. 2.33% Series 2008-B-1 Senior Notes due November 30, 2015, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.9	Form of AptarGroup, Inc. 3.78% Series 2008-B-2 Senior Notes due November 30, 2020, filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.10	Second Supplemental Note Purchase Agreement, dated as of September 5, 2012, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.11	Form of AptarGroup, Inc. 3.25% Series 2008-C-1 Senior Notes Due September 5, 2022, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.12	Form of AptarGroup, Inc. 3.40% Series 2008-C-2 Senior Notes Due September 5, 2024, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	Supplementary Pension Plan—France dated August 24, 2001, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.9	AptarGroup, Inc. Supplemental Retirement Plan dated October 6, 2008, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.10	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.11	Employment Agreement effective January 1, 2012 of Stephen J. Hagge, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.12	Employment Agreement effective January 1, 2012 of Robert W. Kuhn, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement effective January 1, 2012 of Patrick F. Doherty, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.14	Employment Agreement effective January 1, 2012 of Eldon W. Schaffer, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Employment Agreement dated January 18, 2008 of Olivier Fourment, filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**

63 /ATR

2013 Form 10-K

Exhibit Number	Description
10.16	Employment Agreement dated October 1, 2010 of Ursula Saint Léger, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11846), is hereby incorporated by reference. **
10.17*	Employment Agreement effective September 1, 2013 of Salim Haffar. **
10.18	Consulting Agreement between AptarGroup, Inc. and Peter Pfeiffer dated November 2, 2011, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.19	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.20	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.21	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.22	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), and amended as of January 1, 2010.**
10.24	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.25	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.26	AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.27	AptarGroup Performance Incentive Plan, filed as Exhibit 10.1 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 13, 2013 (File No. 1-11846), is hereby incorporated by reference.**
10.28*	AptarGroup, Inc. 2014 Long-Term Incentive Program (as Amended and Restated) under the AptarGroup, Inc. Performance Incentive Plan.**
10.29	Credit Agreement dated as of January 31, 2012 among AptarGroup, Inc. and the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, HSBC Bank USA, N.A. and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 3, 2012 (File No. 1-11846), is hereby incorporated by reference (replaced herein by Exhibit 10.30).
10.30	Amendment No. 1 to Credit Agreement dated as of January 31, 2013 by and among AptarGroup, Inc., and the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on February 28, 2013 (File No. 1-11846), is hereby incorporated by reference.
10.31*	Amendment No. 2 to Credit Agreement dated as of January 31, 2014 by and among AptarGroup, Inc., and the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

64 /ATR

2013 Form 10-K

Exhibit Number	Description
101*	The following financial information from AptarGroup, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, (2) the consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011, (3) the consolidated balance sheets as of December 31, 2013 and 2012, (4) the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, (5) the consolidated statements of changes in equity for the years ended December 31, 2013, 2012 and 2011 and (6) notes to the consolidated financial statements, tagged as blocks of text.
*
Filed herewith.
**
Management contract or compensatory plan or arrangement.

65 /ATR

2013 Form 10-K