Form 10-Q
period 2014-03-31
APTARGROUP INC
filed 2014-05-05
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

815-477-0424

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $.01 par value per share	65,453,658 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2014

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2014	2013

Net Sales	$676,051	$617,633
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	453,411	418,486
Selling, research & development and administrative	106,674	94,307
Depreciation and amortization	37,247	36,171
Restructuring initiatives	--	4,067
	597,332	553,031
Operating Income	78,719	64,602

Other Income (Expense):
Interest expense	(4,881)	(5,081)
Interest income	1,016	849
Equity results of affiliates	(1,546)	(262)
Miscellaneous, net	372	(706)
	(5,039)	(5,200)

Income before Income Taxes	73,680	59,402

Provision for Income Taxes	25,272	19,424

Net Income	48,408	39,978

Net (Income)/Loss Attributable to Noncontrolling Interests	(19)	51

Net Income Attributable to AptarGroup, Inc.	$48,389	$40,029

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$0.74	$0.61
Diluted	$0.71	$0.59

Average Number of Shares Outstanding:
Basic	65,468	66,155
Diluted	68,232	68,296

Dividends per Common Share	$0.25	$0.25

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

Three Months Ended March 31,	2014	2013

Net Income	$48,408	$39,978
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	563	(35,613)
Changes in treasury locks, net of tax	6	15
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	53	61
Amortization of net loss included in net income, net of tax	665	1,118
Total defined benefit pension plan, net of tax	718	1,179
Total other comprehensive income (loss)	1,287	(34,419)

Comprehensive Income	49,695	5,559

Comprehensive (Income)/Loss Attributable to Noncontrolling Interests	(9)	50

Comprehensive Income Attributable to AptarGroup, Inc.	$49,686	$5,609

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31,	December 31,
	2014	2013

Assets

Current Assets:
Cash and equivalents	$317,177	$309,861
Accounts and notes receivable, less allowance for doubtful accounts of $5,063 in 2014 and $4,416 in 2013	505,505	438,221
Inventories	358,709	353,159
Prepaid and other	97,651	97,170
	1,279,042	1,198,411
Property, Plant and Equipment:
Buildings and improvements	379,522	377,300
Machinery and equipment	2,016,784	1,982,195
	2,396,306	2,359,495
Less: Accumulated depreciation	(1,550,359)	(1,518,894)
	845,947	840,601
Land	24,104	24,061
	870,051	864,662

Other Assets:
Investments in affiliates	6,730	8,243
Goodwill	359,681	358,865
Intangible assets, net	48,964	49,951
Miscellaneous	15,965	17,630
	431,340	434,689
Total Assets	$2,580,433	$2,497,762

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2014	2013

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$173,284	$138,445
Current maturities of long-term obligations	1,004	1,325
Accounts payable and accrued liabilities	411,506	403,051
	585,794	542,821

Long-Term Obligations	354,758	354,814

Deferred Liabilities and Other:
Deferred income taxes	40,780	42,072
Retirement and deferred compensation plans	75,002	71,883
Deferred and other non-current liabilities	5,213	5,864
Commitments and contingencies	--	--
	120,995	119,819

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized; 85.6 and 85.4 million shares issued as of March 31, 2014 and December 31, 2013, respectively	855	853
Capital in excess of par value	512,192	493,947
Retained earnings	1,651,442	1,619,419
Accumulated other comprehensive income	111,048	109,751
Less treasury stock at cost, 20.1 and 20.0 million shares as of March 31, 2014 and December 31, 2013, respectively	(757,211)	(744,213)
Total AptarGroup, Inc. Stockholders’ Equity	1,518,326	1,479,757
Noncontrolling interests in subsidiaries	560	551

Total Stockholders’ Equity	1,518,886	1,480,308
Total Liabilities and Stockholders’ Equity	$2,580,433	$2,497,762

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income (loss)	40,029					(51)	39,978
Foreign currency translation adjustments		(35,614)				1	(35,613)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,179					1,179
Changes in treasury locks, net of tax		15					15
Stock option exercises & restricted stock vestings			5	1	28,968		28,974
Cash dividends declared on common stock	(16,493)						(16,493)
Treasury stock purchased				(10,768)			(10,768)
Balance – March 31, 2013:	$1,537,094	$26,263	$845	$(636,168)	$459,178	$558	$1,387,770

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(744,213)	$493,947	$551	$1,480,308

Net income	48,389					19	48,408
Foreign currency translation adjustments		573				(10)	563
Changes in unrecognized pension gains/losses and related amortization, net of tax		718					718
Changes in treasury locks, net of tax		6					6
Stock option exercises & restricted stock vestings			2	1	18,245		18,248
Cash dividends declared on common stock	(16,366)						(16,366)
Treasury stock purchased				(12,999)			(12,999)
Balance – March 31, 2014:	$1,651,442	$111,048	$855	$(757,211)	$512,192	$560	$1,518,886

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2014	2013

Cash Flows from Operating Activities:
Net income	$48,408	$39,978
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	35,849	34,934
Amortization	1,398	1,237
Stock based compensation	8,396	6,534
Provision/(Recovery) for doubtful accounts	716	(311)
Deferred income taxes	(2,048)	(4,668)
Defined benefit plan expense	4,226	5,123
Equity in results of affiliates in excess of cash distributions received	1,546	262
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(67,150)	(52,022)
Inventories	(6,007)	(9,720)
Prepaid and other current assets	(5,666)	(8,947)
Accounts payable and accrued liabilities	6,320	5,528
Income taxes payable	(5,097)	4,509
Retirement and deferred compensation plans	(3,174)	(3,118)
Other changes, net	14,329	6,790
Net Cash Provided by Operations	32,046	26,109

Cash Flows from Investing Activities:
Capital expenditures	(42,914)	(34,832)
Disposition of property and equipment	2,378	2,162
Net Cash Used by Investing Activities	(40,536)	(32,670)

Cash Flows from Financing Activities:
Proceeds from notes payable	35,609	14,754
Repayments of long-term obligations	(293)	(585)
Dividends paid	(16,366)	(16,493)
Credit facility costs	(299)	(497)
Proceeds from stock option exercises	7,770	19,540
Purchase of treasury stock	(12,999)	(10,768)
Excess tax benefit from exercise of stock options	1,590	2,403
Net Cash Provided by Financing Activities	15,012	8,354

Effect of Exchange Rate Changes on Cash	794	(6,444)

Net Increase/(Decrease) in Cash and Equivalents	7,316	(4,651)
Cash and Equivalents at Beginning of Period	309,861	229,755
Cash and Equivalents at End of Period	$317,177	$225,104

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in Thousands, Except per Share Amounts, or Otherwise Indicated)

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of AptarGroup, Inc. and our subsidiaries.  The terms “AptarGroup” or “Company” as used herein refer to AptarGroup, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 but does not include all disclosures required by GAAP.  Accordingly, these Unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.

In July 2013, the FASB issued authoritative guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for the Company’s fiscal years beginning after December 15, 2013.  This standard did not impact our current year financial statements as this was already the Company’s existing reporting treatment.

In March 2013, the FASB issued authoritative guidance which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or if a controlling financial interest is no longer held. The guidance is effective for the Company’s fiscal years beginning after December 15, 2013.  This standard has only a minimal impact on our current year financial statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  The guidance requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of earnings.  The adoption of this standard had no impact on the Unaudited Condensed Consolidated Financial Statements other than disclosure.  Additional information can be found in Note 6 of the Unaudited Notes to the Consolidated Financial Statements.

In January 2013, the FASB issued authoritative guidance requiring new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement.  We do not have any repurchase agreements and do not participate in securities lending transactions.  Our derivative instruments are not offset in the financial statements. Accordingly, the adoption of this standard had no impact on the Unaudited Condensed Consolidated Financial Statements other than disclosure.  Additional information can be found in Note 7 of the Unaudited Notes to the Condensed Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Unaudited Condensed Consolidated Financial Statements upon adoption.

INCOME TAXES

The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing authorities where income is earned.  The income tax rates imposed by these taxing authorities may vary substantially.  Taxable income may differ from pretax income for financial accounting purposes.  To the extent that these differences create differences between the tax basis of an asset or liability and our reported amount in the financial statements, an appropriate provision for deferred income taxes is made.

In our determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest our accumulated foreign earnings and only will make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.  Since no distribution to the U.S. of foreign earnings is expected in 2014, the effective tax rate for 2014 includes no tax cost of repatriation.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 4 of the Unaudited Notes to the Condensed Consolidated Financial Statements for more information.

NOTE 2 - INVENTORIES

At March 31, 2014 and December 31, 2013, approximately 19% and 20%, respectively, of the total inventories are accounted for by the LIFO method.  Inventories, by component, consisted of:

	March 31,	December 31,
	2014	2013

Raw materials	$116,976	$114,501
Work in process	107,450	108,924
Finished goods	142,723	137,591
Total	367,149	361,016
Less LIFO Reserve	(8,440)	(7,857)
Total	$358,709	$353,159

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2013 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$181,002	$159,949	$17,914	$1,615	$360,480
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of December 31, 2013	$181,002	$159,949	$17,914	$--	$358,865
Acquisition	--	--	--	--	--
Foreign currency exchange effects	345	489	(18)	--	816
Goodwill	$181,347	$160,438	$17,896	$1,615	$361,296
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of March 31, 2014	$181,347	$160,438	$17,896	$--	$359,681

The table below shows a summary of intangible assets as of March 31, 2014 and December 31, 2013.

		March 31, 2014			December 31, 2013

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	7	$20,210	$(19,842)	$368	$20,165	$(19,732)	$433
Acquired Technology	15	40,641	(4,742)	35,899	40,546	(4,055)	36,491
License agreements and other	5	35,650	(22,953)	12,697	35,259	(22,232)	13,027
Total intangible assets	10	$96,501	$(47,537)	$48,964	$95,970	$(46,019)	$49,951

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2014 and 2013 was $1,398 and $1,237, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2014	$4,133	(remaining estimated amortization for 2014)
2015	5,349
2016	4,343
2017	3,619
2018 and thereafter	31,520

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2014.

NOTE 4 — INCOME TAX UNCERTAINTIES

The Company had approximately $7.2 and $8.0 million recorded for income tax uncertainties as of March 31, 2014 and December 31, 2013, respectively.  The $0.8 million change in income tax uncertainties was primarily the result of an audit settlement in the U.S.  The amount, if recognized, that would impact the effective tax rate is $7.0 and $7.8 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended March 31,	2014	2013	2014	2013

Service cost	$2,011	$2,225	$1,079	$969
Interest cost	1,482	1,250	699	665
Expected return on plan assets	(1,646)	(1,414)	(510)	(452)
Amortization of net loss	717	1,434	313	352
Amortization of prior service cost	--	1	81	93
Net periodic benefit cost	$2,564	$3,496	$1,662	$1,627

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we plan to contribute approximately $10 million to our domestic defined benefit plans in 2014.  No 2014 contributions were made as of March 31, 2014. The Company also expects to contribute approximately $5.6 million to our foreign defined benefit plans in 2014 and, as of March 31, 2014, we have contributed approximately $0.8 million.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total

Balance – December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive income before reclassifications	(35,614)	--	--	(35,614)
Amounts reclassified from accumulated other comprehensive income	--	1,179	15	1,194
Net current-period other comprehensive income	(35,614)	1,179	15	(34,420)
Balance - March 31, 2013	$84,483	$(58,069)	$(151)	$26,263

Balance – December 31, 2013	$149,965	$(40,093)	$(121)	$109,751
Other comprehensive income before reclassifications	913	--	--	913
Amounts reclassified from accumulated other comprehensive income	(340)	718	6	384
Net current-period other comprehensive income	573	718	6	1,297
Balance - March 31, 2014	$150,538	$(39,375)	$(115)	$111,048

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended March 31,	2014	2013

Defined Benefit Pension Plans
Amortization of net loss	$1,030	$1,786	(a)
Amortization of prior service cost	81	94	(a)
	1,111	1,880	Total before tax
	(393)	(701)	Tax benefit
	$718	$1,179	Net of tax

Foreign Currency
Foreign Currency Gain	(340)	--	Miscellaneous, net
	(340)	--	Total before tax
	--	--	Tax benefit
	$(340)	$--	Net of tax
Other
Changes in treasury locks	9	23	Interest Expense
	9	23	Total before tax
	(3)	(8)	Tax benefit
	$6	$15	Net of tax
Total reclassifications for the period	$384	$1,194

(a)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 5 — Retirement and Deferred Compensation Plans for additional details).

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional denominated transactions from adverse changes in exchange rates.  Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated.  Changes in exchange rates on such inter-country sales or intercompany loans can impact the Company’s results of operations.  The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize our net foreign currency transaction exposure defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency.  The Company may use foreign currency forward exchange contracts, options and cross currency swaps to economically hedge these risks.

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

HEDGE OF NET INVESTMENTS IN FOREIGN OPERATIONS

A significant number of the Company’s operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company’s foreign entities.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company’s financial condition and results of operations.  Conversely, a weakening U.S. dollar has an additive effect.  The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure.  The Company does not otherwise actively manage this risk using derivative financial instruments.  In the event the Company plans on a full or partial liquidation of any of our foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

OTHER

As of March 31, 2014, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other, $0.1 million in miscellaneous other assets, $1.2 million in accounts payable and accrued liabilities, and $0.1 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2014 had an aggregate contract amount of $146 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2014

and December 31, 2013

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$1,124	$3,003
Foreign Exchange Contracts	Miscellaneous Other Assets	62	985
		$1,186	$3,988
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,168	$522
Foreign Exchange Contracts	Deferred and other non-current liabilities	75	110
		$1,243	$632

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended March 31, 2014 and March 31, 2013

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(159)	$(2,598)
		$(159)	$(2,598)

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
March 31, 2014
Derivative Assets	$1,186	--	$1,186	--	--	$1,186
Total Assets	$1,186	--	$1,186	--	--	$1,186

Derivative Liabilities	$1,243	--	$1,243	--	--	$1,243
Total Liabilities	$1,243	--	$1,243	--	--	$1,243

December 31, 2013
Derivative Assets	$3,988	--	$3,988	--	--	$3,988
Total Assets	$3,988	--	$3,988	--	--	$3,988

Derivative Liabilities	$632	--	$632	--	--	$632
Total Liabilities	$632	--	$632	--	--	$632

NOTE 8 — FAIR VALUE

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

•                  Level 3:     Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2014, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,186	$--	$1,186	$--
Total assets at fair value	$1,186	$--	$1,186	$--

Liabilities
Forward exchange contracts (a)	$1,243	$--	$1,243	$--
Total liabilities at fair value	$1,243	$--	$1,243	$--

As of December 31, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$3,988	$--	$3,988	$--
Total assets at fair value	$3,988	$--	$3,988	$--

Liabilities
Forward exchange contracts (a)	$632	$--	$632	$--
Total liabilities at fair value	$632	$--	$632	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $368 million as of March 31, 2014 and $363 million as of December 31, 2013.

NOTE 9 —- COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature, including the proceeding noted below.  While management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established.  Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2014.

NOTE 10 — STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2014, the Company repurchased approximately 200 thousand shares for approximately $13.0 million.  As of March 31, 2014, the Company has a remaining authorization to repurchase 3.8 million additional shares.  The timing of and total amount expended for the share repurchase depends upon market conditions.

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

Compensation expense recorded attributable to stock options for the first three months of 2014 was approximately $8.4 million ($5.5 million after tax).  The income tax benefit related to this compensation expense was approximately $2.9 million.  Approximately $7.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first three months of 2013 was approximately $6.5 million ($4.4 million after tax).  The income tax benefit related to this compensation expense was approximately $2.1 million.  Approximately $5.9 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.84 and $10.07 per share in 2014 and 2013, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three months ended March 31,	2014	2013

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	22.2%	22.7%
Risk-free Interest Rate	2.3%	1.2%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the three months ended March 31, 2014 and 2013.

A summary of option activity under the Company’s stock plans as of March 31, 2014, and changes during the three months then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2014	7,815,932	$41.26	313,834	$48.85
Granted	1,349,850	68.00	--	--
Exercised	(216,498)	33.82	--	--
Forfeited or expired	(19,400)	50.18	--	--
Outstanding at March 31, 2014	8,929,884	$45.47	313,834	$48.85
Exercisable at March 31, 2014	6,252,800	$39.23	146,000	$42.05

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2014	6.5		7.3
Exercisable at March 31, 2014	5.3		5.9

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2014	$186,827		$5,415
Exercisable at March 31, 2014	$168,000		$3,511

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2014	$6,912		$--
March 31, 2013	$16,515		$--

The fair value of shares vested during the three months ended March 31, 2014 and 2013 was $13.0 million and $12.1 million, respectively.  Cash received from option exercises was approximately $2.4 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $7.8 million in the three months ended March 31, 2014.  As of March 31, 2014, the remaining valuation of stock option awards to be expensed in future periods was $21.0 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of March 31, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2014	25,681	$53.49
Granted	43,671	67.57
Vested	(9,355)	52.50
Nonvested at March 31, 2014	59,997	$63.90

Compensation expense recorded attributable to restricted stock unit grants for the first three months of 2014 and 2013 was approximately $733 thousand and $416 thousand, respectively.  The fair value of units vested during the three months ended March 31, 2014 and 2013 was $491 thousand and $496 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2014 and 2013 was $613 thousand and $582 thousand, respectively.  As of March 31, 2014 there was $2.7 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.8 years.

During the first quarter of 2014, the Company approved a new long-term incentive program for certain employees.  The program is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program is expected to be approximately $1.2 million over the performance period, of which $159 thousand was recognized in the first quarter of 2014.

NOTE 12 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	March 31, 2014		March 31, 2013
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$48,389	$48,389	$40,029	$40,029

Average equivalent shares
Shares of common stock	65,468	65,468	66,155	66,155
Effect of dilutive stock based compensation
Stock options	2,738	--	2,133	--
Restricted stock	26	--	8	--
Total average equivalent shares	68,232	65,468	68,296	66,155
Net income per share	$.71	$.74	$.59	$.61

NOTE 13 — SEGMENT INFORMATION

The Company operates in the packaging components industry, which includes the development, manufacture and sale of consumer product dispensing solutions.  The Company is organized into three reporting segments.  Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.  Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and related depreciation and income taxes.

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2014	2013

Total Revenue:
Beauty + Home	$398,540	$367,183
Pharma	194,349	168,893
Food + Beverage	90,626	85,333
Total Revenue	$683,515	$621,409

Less: Intersegment Sales:
Beauty + Home	$7,304	$3,711
Pharma	--	24
Food + Beverage	160	41
Total Intersegment Sales	$7,464	$3,776

Net Sales:
Beauty + Home	$391,236	$363,472
Pharma	194,349	168,869
Food + Beverage	90,466	85,292
Net Sales	$676,051	$617,633

Segment Income (1):
Beauty + Home	$27,781	$24,415
Pharma	52,482	45,980
Food + Beverage	9,080	8,550
Restructuring Initiatives and Related Depreciation	--	(4,526)
Corporate & Other	(11,798)	(10,785)
Income before interest and taxes	$77,545	$63,634
Interest expense, net	(3,865)	(4,232)
Income before income taxes	$73,680	$59,402

(1)                                 The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. Restructuring Initiatives and Related Depreciation includes the following income/(expense) items for the three months ended March 31, 2014 as follows:

Three months ended March 31,	2014	2013

European Restructuring Plan
Depreciation	$--	$459
Employee Severance and Other Costs	--	4,067
Total Restructuring Initiatives and Related Depreciation Expense	$--	$4,526
Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$--	$4,526
Total Restructuring Initiatives and Related Depreciation Expense	$--	$4,526

NOTE 14 — ACQUISITIONS

In December 2013, AptarGroup acquired a 20% non-controlling investment in Bapco Closures Holding Limited (Bapco) for approximately $5.2 million.  In addition to this equity stake, the Company secured an exclusive global license related to innovative closures sealing technology that provides package integrity and tamper evidence.  This investment is being accounted for under the equity method of accounting from the date of acquisition and since it does not have a material impact on the results of operations in 2014 or 2013, pro forma information is not presented.

NOTE 15 — RESTRUCTURING INITIATIVES

in November 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities.  Two facilities have closed impacting approximately 170 employees.  The locations involved in the plan are facilities serving the beauty, personal care, food, beverage, and consumer health care markets.  As of December 31, 2013, the plan was substantially complete.  The cumulative expense incurred was $19.5 million.  As of March 31, 2014 we have recorded the following activity associated with our European restructuring plan:

	Beginning	Net Charges for			Ending
	Reserve at	the Three Months			Reserve at
	12/31/13	Ended 3/31/14	Cash Paid	FX Impact	3/31/14

Employee severance	$2,521	$--	$(1,880)	$(1)	$640
Other costs	1,735	--	(492)	13	1,256
Totals	$4,256	$--	$(2,372)	$12	$1,896

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2014	2013

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.1	67.8
Selling, research & development and administrative	15.8	15.3
Depreciation and amortization	5.5	5.9
Restructuring initiatives	--	0.6
Operating Income	11.6	10.4
Other expense	(0.7)	(0.8)
Income before Income Taxes	10.9	9.6

Net Income	7.2%	6.5%

Effective Tax Rate	34.3%	32.7%

NET SALES

We reported net sales of $676.1 million for the quarter ended March 31, 2014, 9% above first quarter 2013 reported net sales of $617.6 million.  The average U.S. dollar exchange rate weakened relative to the Euro.  However, this weakness was offset by strengthening of the U.S. dollar compared to other foreign currencies, such as the Brazilian Real, Argentine Peso, Indian Rupee and Russian Ruble in the first quarter of 2014 compared to the first quarter of 2013 and, as a result, net changes in exchange rates did not impact our total reported sales growth.  Therefore, sales excluding changes in foreign currency rates also increased by 9% in the first quarter of 2014 compared to the first quarter of 2013.  Strong product sales across all three segments drove the overall increase in sales:

	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Product Sales (including tooling)	9%	12%	5%	9%
Currency Effects	(1%)	3%	1%	--
Total Reported Net Sales Growth	8%	15%	6%	9%

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2014	% of Total	2013	% of Total

Domestic	$170,677	25%	$157,228	25%
Europe	399,459	59%	356,526	58%
Other Foreign	105,915	16%	103,879	17%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales decreased to 67.1% in the first quarter of 2014 compared to 67.8% in the first quarter of 2013.  The decrease is partially due to increased sales volumes across each segment allowing for greater operating leverage and the fact that our Pharma segment had the strongest sales growth of our three segments.  This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.  The impact of positive resin pass-throughs of approximately $1.5 million along with certain cost savings initiatives were partially offset by negative currency transaction effects and start-up costs for our new facilities in Latin America.  Traditionally, sales of custom tooling generate lower margins than our regular product sales; thus, a decrease in the sales of custom tooling percentage positively impacted cost of sales as a percentage of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $12.4 million in the first quarter of 2014 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $11.8 million in the quarter.  The increase is due to several factors including increases in compensation, professional and legal fees, information technology charges and investments in research and development.  SG&A as a percentage of net sales increased to 15.8% compared to 15.3% in the same period of the prior year as the cost increases noted above outpaced the increase in sales in the quarter.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $1.1 million in the first quarter of 2014 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $0.7 million in the quarter compared to the same period a year ago.  Additional investments in our new products along with continued roll-out of our global enterprise resource planning system offset $0.5 million of accelerated depreciation related to our restructuring initiatives in 2013.  Due to the increase in net sales, depreciation and amortization as a percentage of net sales decreased to 5.5% in the first quarter of 2014 compared to 5.9% for the same period a year ago.

RESTRUCTURING INITIATIVES

In November 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities.  Under the plan, two facilities, one in Italy and one in Switzerland, closed, impacting approximately 170 employees.  During the first quarter of 2013, we recognized $4.1 million of restructuring expenses along with the $0.5 million of accelerated depreciation of assets.  The plan was substantially completed at the end of 2013 with total costs of approximately $19.5 million.  Savings from the plan are expected to be in the range of $10 million to $12 million on an annualized basis.

OPERATING INCOME

Operating income increased approximately $14.1 million in the first quarter of 2014 to $78.7 million compared to $64.6 million in the same period in the prior year.  Excluding changes in foreign currency rates, operating income increased by approximately $12.7 million in the quarter compared to the same period a year ago.  As mentioned above, the first quarter of 2013 was negatively impacted by $4.1 million of restructurings costs along with $0.5 million of accelerated depreciation related to our restructuring initiatives.  The remaining increase in operating income is mainly due to higher product sales noted above.  Operating income as a percentage of net sales increased to 11.6% in the first quarter of 2014 compared to 10.4% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2014 decreased slightly to $5.0 million from $5.2 million in the same period in the prior year.  Lower interest expenses and hedging costs were offset by the recognition of a $1.5 million write-down on a non-controlling investment to align with the current fair value.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 34.3% in the first quarter of 2014 compared to 32.7% in the first quarter of 2013.  The increase in the rate is primarily attributable to tax law changes in France in December 2013.  This increase was partially offset by the reduction in repatriation costs.  In addition, the tax rate for 2013 was favorably impacted by an Italian tax law change which allowed us to claim a refund from prior year taxes paid.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $48.4 million in the first quarter of 2014 compared to $40.0 million in the first quarter of 2013.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2014	2013

Net Sales	$391,236	$363,472
Segment Income	27,781	24,415
Segment Income as a percentage of Net Sales	7.1%	6.7%

Net sales for the quarter ended March 31, 2014 increased 8% to $391.2 million compared to $363.5 million in the first quarter of the prior year.  Excluding foreign currency changes, sales increased 9% in the first quarter of 2014 compared to the same quarter of the prior year.  Sales, excluding foreign currency changes, to the beauty and personal care markets both increased by 10% in the first quarter of 2014 compared to the same period in the prior year.  The increase is mainly due to strong product sales across all regions, especially for both markets in Europe and North America.  Increases in resin pass throughs to our customers positively impacted sales by approximately $1.0 million but were offset by lower customer tooling sales of $1.4 million in the first quarter of 2014 compared to the first quarter of the prior year.

Segment income for the first quarter of 2014 increased approximately 14% to $27.8 million from $24.4 million reported in the same period in the prior year.  The increase compared to the prior year is due mostly to the higher product sales discussed above, increases from resin pass through, savings related to our European optimization plan and better productivity in North America.  These improvements were slightly offset by negative currency transaction effects, start-up costs for our new facilities in Latin America and higher SG&A costs mainly related to professional and legal fees.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug, consumer health care and injectables markets form the Pharma segment.

Three Months Ended March 31,	2014	2013

Net Sales	$194,349	$168,869
Segment Income	52,482	45,980
Segment Income as a percentage of Net Sales	27.0%	27.2%

Net sales for the Pharma segment increased by 15% in the first quarter of 2014 to $194.3 million compared to $168.9 million in the first quarter of 2013.  Foreign currency changes had a positive impact of 3% on the total segment sales.  Excluding changes in foreign currency rates, sales increased by 12% in the first quarter of 2014 compared to the first quarter of 2013.  Excluding foreign currency rate changes, sales to the prescription, consumer health care and injectables markets increased 9%, 27% and 6%, respectively, in the first quarter of 2014 compared to the same period in the prior year.  Product sales increased in all three markets, especially on the strength of metered dose valves for asthma treatment to the prescription market and non-prescription nasal decongestant sales to the consumer health care market.  Excluding changes in foreign currency rates, customer tooling sales also improved by $2.5 million over the prior year.

Segment income in the first quarter of 2014 increased approximately 14% to $52.5 million compared to $46.0 million reported in the same period in the prior year.  This increase is mainly due to the higher product and tooling sales to all three markets as discussed above offset slightly by higher selling and information system implementation costs.  The Pharma segment also recognized a $1.5 million expense related to the write-down of a minority interest investment to align with the current fair value.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2014	2013

Net Sales	$90,466	$85,292
Segment Income	9,080	8,550
Segment Income as a percentage of Net Sales	10.0%	10.0%

Net sales for the quarter ended March 31, 2014 increased approximately 6% to $90.5 million compared to $85.3 million in the first quarter of the prior year.  Foreign currency changes had a positive impact of 1% on the total segment sales.  Excluding changes in foreign currency rates, sales increased by 5% in the first quarter of 2014 compared to the first quarter of 2013. Excluding foreign currency rate changes, sales to the food market increased 4% and sales to the beverage market increased approximately 7% in the first quarter of 2014 compared to the same period in the prior year.  The increase to the food market is being driven by strong condiment sales while the beverage increase is mainly due to increased bottled water and functional drink sales in Asia. Increases in resin pass throughs to our customers positively impacted sales by approximately $2.1 million but were offset by lower customer tooling sales of approximately $1.0 million due to several large projects which closed in the first quarter of 2013.

Segment income in the first quarter of 2014 increased approximately 6% to $9.1 million compared to $8.6 million during the same period in the prior year.  Improved product sales and increases from resin pass throughs noted above contributed to the improvements in the first quarter of 2014 compared to the same period in the prior year.  This improvement was slightly offset by a higher investment in research and development, especially around our BAP technology.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 13 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense increased to $11.8 million for the quarter ended March 31, 2014 compared to $10.8 million in the first quarter of the prior year mainly due to increases in professional fees along with higher personnel costs and stock compensation expenses due to a higher Black Sholes valuation.

FOREIGN CURRENCY

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and South American and Asian currencies, among others.  Recently we have experienced volatility in certain Latin American and Asian currencies, including the Argentine Peso, Brazilian Real, Indian Rupee and the Russian Ruble.  We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies.  A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements.  Conversely, a strengthening U.S. dollar has a dilutive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  Changes in exchange rates on such inter-country sales could materially impact our results of operations.

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

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2014 compared to 2013 is as follows:

	2014	2013
First Quarter	$8.4	$6.5
Second Quarter (estimated for 2014)	3.7	2.8
Third Quarter (estimated for 2014)	2.9	2.2
Fourth Quarter (estimated for 2014)	2.9	2.2
	$17.9	$13.7

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first quarter of 2014, our operations provided approximately $32.0 million in cash flow compared to $26.1 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  During the first quarter of 2014, we utilized the majority of the operating cash flows to finance capital expenditures.

We used $40.5 million in cash for investing activities during the first quarter of 2014, compared to $32.7 million during the same period a year ago.  The increase in cash used for investing activities is due primarily to $8.1 million more spent on capital expenditures in the first quarter of 2014 compared to the first quarter of 2013.  Cash outlays for capital expenditures for 2014 are estimated to be approximately $190 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Proceeds from financing activities were $15.0 million in the first quarter of 2014 compared to $8.4 million in the first quarter of the prior year.  The increase in cash from financing activities was primarily due to an increase in the proceeds from notes payable primarily used to cover working capital needs in the first quarter of 2014.

Cash and equivalents increased to $317.2 million at March 31, 2014 from $309.9 million at December 31, 2013.  Total short and long-term interest bearing debt increased in the first quarter of 2014 to $529.0 million from $494.6 million at December 31, 2013.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 12.2% at March 31, 2014 compared to 11.1% at December 31, 2013.

Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with operating cash flows from the U.S. and are supplemented by additional borrowings from our revolving credit facility and at times, the repatriations of current year foreign earnings.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit of which $135 million was unused and available as of March 31, 2014 and believe we have the ability to borrow additional funds should the need arise.  On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018.  On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2014
Debt to total capital ratio	Maximum of 55%	25.8%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at March 31, 2014 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but all these lines are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $317.2 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  If we were to repatriate non-U.S. cash balances from certain subsidiaries, it could have adverse tax consequences as we may be required to pay and record income tax expense on these funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. have been between 10% and 14% of the repatriated amount.

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

On April 11, 2014, the Board of Directors increased the quarterly dividend by 12% to $0.28 per share payable on May 21, 2014 to shareholders of record as of April 30, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  Standards which are effective for the first quarter of 2014 are discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements.  The Company has carefully considered any new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term.

OUTLOOK

We are encouraged by the current level of project discussion with customers who are seeking innovative packaging solutions to help grow their businesses.  We are optimistic that we will see some of these new projects coming to market over the next twelve months.  Looking to the second quarter, we expect broad-based demand for our innovative dispensing solutions to continue across each of our business segments and drive growth over the prior year.  In the near-term, the emerging market currency environments are expected to remain challenging and we don’t anticipate the impact from resin pricing adjustments to be as favorable as it was in the prior year.  Currently, we expect second quarter earnings per share to be in the range of $0.78 to $0.83 compared to $0.77 per share a year ago excluding the impact of our European restructuring plan in 2013.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q.  Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•                  economic, environmental and political conditions worldwide;

•                  changes or consolidations within our customer base and/or changes in consumer spending levels;

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

•                  significant fluctuations in foreign currency exchange rates, including the current volatility noted in the Latin American and Asian regions;

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

The table below provides information as of March 31, 2014 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2014.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$63,296	0.8229	51,404-63,296
Euro/Brazilian Real	21,176	3.3326	20,648-24,449
Euro/U.S. Dollar	13,535	1.3823	8,135-13,535
U.S. Dollar/Chinese Yuan	10,790	6.0947	9,660-10,840
British Pound/Euro	8,778	1.1967	7,850-9,345
Czech Koruna/Euro	5,736	0.0365	5,165-5,736
Euro/Mexican Peso	4,884	19.4601	4,884-6,554
Euro/Indian Rupee	3,012	84.6562	3,012-3,665
Euro/Chinese Yuan	2,749	8.5045	2,295-2,804
U.S. Dollar/Brazilian Real	2,190	2.4105	760-2,190
Euro/Swiss Franc	2,137	1.2220	0-2,137
Euro/Columbian Peso	2,050	3,027.3855	0-2,050
Euro/British Pound	1,281	0.8369	0-1,281
U.S. Dollar/Euro	1,129	0.7266	200-1,129
Euro/Russian Ruble	1,112	46.8264	1,112-1,112
U.S. Dollar/Indian Rupee	1,100	63.3964	1,100-1,153
Other	1,431
Total	$146,386

As of March 31, 2014, we have recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other, $0.1 million in miscellaneous other assets, $1.2 million in accounts payable and accrued liabilities and $0.1 million in deferred and other non-current liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2014, the Plan sold 1,672 shares of our common stock on behalf of the participants at an average price of $67.57 per share, for an aggregate amount of $113 thousand and purchased 4,600 shares of our common stock on behalf of the participants at an average price of $66.42 per share, for an aggregate amount of $306 thousand.  At March 31, 2014, the Plan owns 41,316 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of our securities for the quarter ended March 31, 2014:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

1/1 – 1/31/14	--	$--	--	3,972,691
2/1 – 2/28/14	30,000	64.93	30,000	3,942,691
3/1 – 3/31/14	170,000	65.01	170,000	3,772,691
Total	200,000	$65.00	200,000	3,772,691

The Company announced the existing repurchase program, authorizing the Company to repurchase up to four million shared of our outstanding common stock on July 18, 2013.  There is no expiration date for this repurchase program.

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

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2014, filed with the SEC on May 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets - March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.
(Registrant)

By /s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: May 5, 2014

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2014, filed with the SEC on May 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets - March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements.