Form 10-Q
period 2014-06-30
APTARGROUP INC
filed 2014-08-04
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2014
Common Stock, $.01 par value per share	65,178,148 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2014

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$670,631	$641,441	$1,346,682	$1,259,074
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	451,051	431,351	904,462	849,837
Selling, research & development and administrative	96,486	88,111	203,160	182,418
Depreciation and amortization	38,466	38,614	75,713	74,785
Restructuring initiatives	--	2,511	--	6,578
	586,003	560,587	1,183,335	1,113,618
Operating Income	84,628	80,854	163,347	145,456

Other Income (Expense):
Interest expense	(5,246)	(5,442)	(10,127)	(10,523)
Interest income	1,047	846	2,063	1,695
Equity results of affiliates	(198)	(61)	(1,744)	(323)
Miscellaneous, net	(525)	73	(153)	(633)
	(4,922)	(4,584)	(9,961)	(9,784)

Income before Income Taxes	79,706	76,270	153,386	135,672

Provision for Income Taxes	26,622	26,390	51,894	45,814

Net Income	$53,084	$49,880	$101,492	$89,858

Net Income Attributable to Noncontrolling Interests	$(8)	$(78)	$(27)	$(27)

Net Income Attributable to AptarGroup, Inc.	$53,076	$49,802	$101,465	$89,831

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.81	$0.75	$1.55	$1.36
Diluted	$0.79	$0.73	$1.49	$1.31

Average Number of Shares Outstanding:
Basic	65,328	66,420	65,397	66,288
Diluted	67,438	68,106	68,042	68,339

Dividends per Common Share	$0.28	$0.25	$0.53	$0.50

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$53,084	$49,880	$101,492	$89,858
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(5,164)	6,551	(4,601)	(29,062)
Changes in treasury locks, net of tax	6	15	12	30
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	53	61	106	122
Amortization of net loss included in net income, net of tax	664	954	1,329	2,072
Total defined benefit pension plan, net of tax	717	1,015	1,435	2,194
Total other comprehensive (loss)/income	(4,441)	7,581	(3,154)	(26,838)

Comprehensive Income	48,643	57,461	98,338	63,020

Comprehensive Income Attributable to Noncontrolling Interests	(9)	(82)	(18)	(32)

Comprehensive Income Attributable to AptarGroup, Inc.	$48,634	$57,379	$98,320	$62,988

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30,	December 31,
	2014	2013

Assets

Current Assets:
Cash and equivalents	$341,288	$309,861
Accounts and notes receivable, less allowance for doubtful accounts of $4,205 in 2014 and $4,416 in 2013	509,324	438,221
Inventories	371,747	353,159
Prepaid and other	104,576	97,170
	1,326,935	1,198,411
Property, Plant and Equipment:
Buildings and improvements	381,211	377,300
Machinery and equipment	2,038,274	1,982,195
	2,419,485	2,359,495
Less: Accumulated depreciation	(1,569,388)	(1,518,894)
	850,097	840,601
Land	24,042	24,061
	874,139	864,662

Other Assets:
Investments in affiliates	6,580	8,243
Goodwill	358,302	358,865
Intangible assets, net	47,339	49,951
Miscellaneous	15,949	17,630
	428,170	434,689
Total Assets	$2,629,244	$2,497,762

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2014	2013

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$214,686	$138,445
Current maturities of long-term obligations	1,104	1,325
Accounts payable and accrued liabilities	411,016	403,051
	626,806	542,821

Long-Term Obligations	354,622	354,814

Deferred Liabilities and Other:
Deferred income taxes	39,411	42,072
Retirement and deferred compensation plans	76,583	71,883
Deferred and other non-current liabilities	5,010	5,864
Commitments and contingencies	--	--
	121,004	119,819

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized; 85.9 and 85.4 million shares issued as of June 30, 2014 and December 31, 2013, respectively	858	853
Capital in excess of par value	529,684	493,947
Retained earnings	1,686,191	1,619,419
Accumulated other comprehensive income	106,606	109,751
Less treasury stock at cost, 20.7 and 20.0 million shares as of June 30, 2014 and December 31, 2013, respectively	(797,096)	(744,213)
Total AptarGroup, Inc. Stockholders’ Equity	1,526,243	1,479,757
Noncontrolling interests in subsidiaries	569	551

Total Stockholders’ Equity	1,526,812	1,480,308
Total Liabilities and Stockholders’ Equity	$2,629,244	$2,497,762

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income	89,831					27	89,858
Foreign currency translation adjustments		(29,067)				5	(29,062)
Changes in unrecognized pension gains/losses and related amortization, net of tax		2,194					2,194
Changes in treasury locks, net of tax		30					30
Stock option exercises & restricted stock vestings			10	1	44,824		44,835
Cash dividends declared on common stock	(33,103)						(33,103)
Treasury stock purchased				(44,588)			(44,588)
Balance – June 30, 2013:	$1,570,286	$33,840	$850	$(669,988)	$475,034	$640	$1,410,662

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(744,213)	$493,947	$551	$1,480,308

Net income	101,465					27	101,492
Foreign currency translation adjustments		(4,592)				(9)	(4,601)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,435					1,435
Changes in treasury locks, net of tax		12					12
Stock option exercises & restricted stock vestings			5	1	35,737		35,743
Cash dividends declared on common stock	(34,693)						(34,693)
Treasury stock purchased				(52,884)			(52,884)
Balance – June 30, 2014:	$1,686,191	$106,606	$858	$(797,096)	$529,684	$569	$1,526,812

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2014	2013

Cash Flows from Operating Activities:
Net income	$101,492	$89,858
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	72,946	72,303
Amortization	2,767	2,482
Stock based compensation	12,058	9,324
Recovery of doubtful accounts	(69)	(723)
Deferred income taxes	(3,808)	(6,756)
Defined benefit plan expense	8,452	9,668
Equity in results of affiliates in excess of cash distributions received	1,744	323
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(71,208)	(67,815)
Inventories	(19,565)	(22,591)
Prepaid and other current assets	(5,868)	(9,670)
Accounts payable and accrued liabilities	17,898	19,745
Income taxes payable	(21,572)	9,258
Retirement and deferred compensation plans	(6,559)	(7,752)
Other changes, net	20,920	11,954
Net Cash Provided by Operations	109,628	109,608

Cash Flows from Investing Activities:
Capital expenditures	(87,068)	(71,741)
Disposition of property and equipment	2,287	2,946
Investment in unconsolidated affiliate	--	(13)
Notes receivable, net	(163)	(159)
Net Cash Used by Investing Activities	(84,944)	(68,967)

Cash Flows from Financing Activities:
Proceeds (Repayments) of notes payable	77,019	(37,407)
Repayments of long-term obligations	(308)	(1,537)
Dividends paid	(34,693)	(33,103)
Credit facility costs	(299)	(498)
Proceeds from stock option exercises	19,391	31,100
Purchase of treasury stock	(52,884)	(44,588)
Excess tax benefit from exercise of stock options	3,802	3,912
Net Cash Provided (Used) by Financing Activities	12,028	(82,121)

Effect of Exchange Rate Changes on Cash	(5,285)	1,715

Net Increase (Decrease) in Cash and Equivalents	31,427	(39,765)
Cash and Equivalents at Beginning of Period	309,861	229,755
Cash and Equivalents at End of Period	$341,288	$189,990

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our Unaudited Condensed Consolidated Financial Statements.

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

In our determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest our accumulated foreign earnings and will only make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.  Since no distribution to the U.S. of foreign earnings is expected in 2014, the effective tax rate for 2014 includes no tax cost of repatriation. Although the Company does not expect to repatriate foreign earnings back to the U.S. in 2014, dividends on certain earnings within Europe are expected to be made to our European holding company.  These dividends are expected to generate an additional tax cost of approximately $3 million in the third quarter.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 4 of the Unaudited Notes to the Condensed Consolidated Financial Statements for more information.

NOTE 2 - INVENTORIES

At June 30, 2014 and December 31, 2013, approximately 19% and 20%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	June 30,	December 31,
	2014	2013

Raw materials	$124,356	$114,501
Work in process	110,587	108,924
Finished goods	144,378	137,591
Total	379,321	361,016
Less LIFO Reserve	(7,574)	(7,857)
Total	$371,747	$353,159

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2013 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$181,002	$159,949	$17,914	$1,615	$360,480
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of December 31, 2013	$181,002	$159,949	$17,914	$--	$358,865
Acquisition	--	--	--	--	--
Foreign currency exchange effects	(81)	(417)	(65)	--	(563)
Goodwill	$180,921	$159,532	$17,849	$1,615	$359,917
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of June 30, 2014	$180,921	$159,532	$17,849	$--	$358,302

The table below shows a summary of intangible assets as of June 30, 2014 and December 31, 2013.

		June 30, 2014			December 31, 2013

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	7	$20,092	$(19,793)	$299	$20,165	$(19,732)	$433
Acquired technology	15	40,393	(5,386)	35,007	40,546	(4,055)	36,491
License agreements and other	5	35,565	(23,532)	12,033	35,259	(22,232)	13,027
Total intangible assets	10	$96,050	$(48,711)	$47,339	$95,970	$(46,019)	$49,951

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2014 and 2013 was $1,369 and $1,245, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2014 and 2013 was $2,767 and $2,482, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2014	$2,800	(remaining estimated amortization for 2014)
2015	5,325
2016	4,316
2017	3,598
2018 and thereafter	31,300

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2014.

NOTE 4 — INCOME TAX UNCERTAINTIES

The Company had approximately $7.0 and $8.0 million recorded for income tax uncertainties as of June 30, 2014 and December 31, 2013, respectively.  The $1.0 million change in income tax uncertainties was primarily the result of an audit settlement in the U.S and a lapse in the statute of limitations on two tax related issues.  The amount, if recognized, that would impact the effective tax rate is $6.8 and $7.8 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended June 30,	2014	2013	2014	2013

Service cost	$2,010	$2,045	$1,081	$959
Interest cost	1,482	1,246	699	658
Expected return on plan assets	(1,646)	(1,474)	(510)	(447)
Amortization of net loss	717	1,117	313	348
Amortization of prior service cost	--	1	80	92
Net periodic benefit cost	$2,563	$2,935	$1,663	$1,610

	Domestic Plans		Foreign Plans
Six months ended June 30,	2014	2013	2014	2013

Service cost	$4,021	$4,270	$2,160	$1,928
Interest cost	2,964	2,496	1,398	1,323
Expected return on plan assets	(3,292)	(2,888)	(1,020)	(899)
Amortization of net loss	1,434	2,551	626	700
Amortization of prior service cost	--	2	161	185
Net periodic benefit cost	$5,127	$6,431	$3,325	$3,237

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we plan to contribute approximately $10 million to our domestic defined benefit plans in 2014.  No 2014 contributions were made as of June 30, 2014.  The Company also expects to contribute approximately $5.6 million to our foreign defined benefit plans in 2014 and, as of June 30, 2014, we have contributed approximately $1.5 million.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total

Balance – December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive loss before reclassifications	(29,067)	--	--	(29,067)
Amounts reclassified from accumulated other comprehensive income	--	2,194	30	2,224
Net current-period other comprehensive (loss)/income	(29,067)	2,194	30	(26,843)
Balance - June 30, 2013	$91,030	$(57,054)	$(136)	$33,840

Balance – December 31, 2013	$149,965	$(40,093)	$(121)	$109,751
Other comprehensive loss before reclassifications	(4,252)	--	--	(4,252)
Amounts reclassified from accumulated other comprehensive income	(340)	1,435	12	1,107
Net current-period other comprehensive (loss)/income	(4,592)	1,435	12	(3,145)
Balance - June 30, 2014	$145,373	$(38,658)	$(109)	$106,606

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended June 30,	2014	2013

Defined Benefit Pension Plans
Amortization of net loss	$1,030	$1,465	(a)
Amortization of prior service cost	80	93	(a)
	1,110	1,558	Total before tax
	(393)	(543)	Tax benefit
	$717	$1,015	Net of tax

Other
Changes in treasury locks	10	23	Interest Expense
	10	23	Total before tax
	(4)	(8)	Tax benefit
	$6	$15	Net of tax

Total reclassifications for the period	$723	$1,030

(a)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 5 — Retirement and Deferred Compensation Plans for additional details).

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Six months ended June 30,	2014	2013

Defined Benefit Pension Plans
Amortization of net loss	$2,060	$3,251	(b)
Amortization of prior service cost	161	187	(b)
	2,221	3,438	Total before tax
	(786)	(1,244)	Tax benefit
	$1,435	$2,194	Net of tax
Foreign Currency
Foreign Currency Gain	(340)	--	Miscellaneous, net
	(340)	--	Total before tax
	--	--	Tax benefit
	$(340)	$--	Net of tax

Other
Changes in treasury locks	19	46	Interest Expense
	19	46	Total before tax
	(7)	(16)	Tax benefit
	$12	$30	Net of tax

Total reclassifications for the period	$1,107	$2,224

(b)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 5 – Retirement and Deferred Compensation Plans for additional details).

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

OTHER

As of June 30, 2014, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other, $0.1 million in miscellaneous other assets, $1.6 million in accounts payable and accrued liabilities, and $0.2 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of June 30, 2014 had an aggregate contract amount of $154 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2014

and December 31, 2013

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$688	$3,003
Foreign Exchange Contracts	Miscellaneous Other Assets	69	985
		$757	$3,988
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,586	$522
Foreign Exchange Contracts	Deferred and other non-current liabilities	232	110
		$1,818	$632

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended June 30, 2014 and June 30, 2013

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(1,335)	$2,555
		$(1,335)	$2,555

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Six Months Ended June 30, 2014 and June 30, 2013

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2014	2013

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(1,494)	$(43)
		$(1,494)	$(43)

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount

Description
June 30, 2014
Derivative Assets	$757	--	$757	--	--	$757
Total Assets	$757	--	$757	--	--	$757

Derivative Liabilities	$1,818	--	$1,818	--	--	$1,818
Total Liabilities	$1,818	--	$1,818	--	--	$1,818

December 31, 2013
Derivative Assets	$3,988	--	$3,988	--	--	$3,988
Total Assets	$3,988	--	$3,988	--	--	$3,988

Derivative Liabilities	$632	--	$632	--	--	$632
Total Liabilities	$632	--	$632	--	--	$632

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2014, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$757	$--	$757	$--
Total assets at fair value	$757	$--	$757	$--

Liabilities
Forward exchange contracts (a)	$1,818	$--	$1,818	$--
Total liabilities at fair value	$1,818	$--	$1,818	$--

As of December 31, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$3,988	$--	$3,988	$--
Total assets at fair value	$3,988	$--	$3,988	$--

Liabilities
Forward exchange contracts (a)	$632	$--	$632	$--
Total liabilities at fair value	$632	$--	$632	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $371 million as of June 30, 2014 and $363 million as of December 31, 2013.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2014.

NOTE 10 — STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2014, the Company repurchased approximately 600 thousand and 800 thousand shares for approximately $39.9 million and $52.9 million, respectively.  As of June 30, 2014, the Company has a remaining authorization to repurchase 3.2 million additional shares.  The timing of and total amount expended for the share repurchases depends upon market conditions.

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

Compensation expense recorded attributable to stock options for the first six months of 2014 was approximately $12.0 million ($7.8 million after tax).  The income tax benefit related to this compensation expense was approximately $4.2 million.  Approximately $10.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first six months of 2013 was approximately $9.3 million ($6.2 million after tax).  The income tax benefit related to this compensation expense was approximately $3.1 million.  Approximately $8.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.84 and $10.07 per share in 2014 and 2013, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2014	2013

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	22.2%	22.7%
Risk-free Interest Rate	2.3%	1.2%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2014 was $14.07. The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2013 was $10.89.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2014	2013

Dividend Yield	1.8%	1.9%
Expected Stock Price Volatility	22.2%	23.0%
Risk-free Interest Rate	2.2%	1.3%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock plans during the first half of 2014 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2014	7,815,932	$41.26	313,834	$48.85
Granted	1,349,850	68.00	95,000	66.59
Exercised	(523,959)	31.92	(40,166)	47.96
Forfeited or expired	(24,067)	51.10	--	--
Outstanding at June 30, 2014	8,617,756	$45.99	368,668	$53.52
Exercisable at June 30, 2014	5,945,005	$39.68	188,159	$45.98

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2014	6.3	7.8
Exercisable at June 30, 2014	5.2	6.4

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2014	$183,123	$5,008
Exercisable at June 30, 2014	$163,021	$3,973

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2014	$18,050	$741
June 30, 2013	$28,188	$285

The fair value of shares vested during the six months ended June 30, 2014 and 2013 was $13.9 million and $12.9 million, respectively.  Cash received from option exercises was approximately $19.4 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.5 million in the six months ended June 30, 2014.  As of June 30, 2014, the remaining valuation of stock option awards to be expensed in future periods was $18.7 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of June 30, 2014, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2014	25,681	$53.49
Granted	43,671	67.57
Vested	(9,355)	52.50
Nonvested at June 30, 2014	59,997	$63.90

Compensation expense recorded attributable to restricted stock unit grants for the first half of 2014 and 2013 was approximately $1.1 million and $493 thousand, respectively.  The fair value of units vested during the six months ended June 30, 2014 and 2013 was $491 thousand and $496 thousand, respectively.  The intrinsic value of units vested during the six months ended June 30, 2014 and 2013 was $613 thousand and $582 thousand, respectively.  As of June 30, 2014 there was $2.4 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.7 years.

During the first quarter of 2014, the Company approved a new long-term incentive program for certain employees.  The program is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program is expected to be approximately $1.2 million over the performance period, of which $320 thousand was recognized in the first half of 2014.

NOTE 12 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2014		June 30, 2013
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$53,076	$53,076	$49,802	$49,802

Average equivalent shares
Shares of common stock	65,328	65,328	66,420	66,420
Effect of dilutive stock based compensation
Stock options	2,103	--	1,682	--
Restricted stock	7	--	4	--
Total average equivalent shares	67,438	65,328	68,106	66,420
Net income per share	$0.79	$0.81	$0.73	$0.75

	Six months ended
	June 30, 2014		June 30, 2013
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$101,465	$101,465	$89,831	$89,831

Average equivalent shares
Shares of common stock	65,397	65,397	66,288	66,288
Effect of dilutive stock based compensation
Stock options	2,616	--	2,043	--
Restricted stock	29	--	8	--
Total average equivalent shares	68,042	65,397	68,339	66,288
Net income per share	$1.49	$1.55	$1.31	$1.36

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total Revenue:
Beauty + Home	$391,215	$378,828	$789,755	$746,011
Pharma	195,690	182,995	390,039	351,888
Food + Beverage	90,192	83,570	180,818	168,903
Total Revenue	677,097	645,393	1,360,612	1,266,802
Less: Intersegment Sales:
Beauty + Home	$5,989	$3,844	$13,293	$7,555
Pharma	--	64	--	88
Food + Beverage	477	44	637	85
Total Intersegment Sales	$6,466	$3,952	$13,930	$7,728
Net Sales:
Beauty + Home	$385,226	$374,984	$776,462	$738,456
Pharma	195,690	182,931	390,039	351,800
Food + Beverage	89,715	83,526	180,181	168,818
Net Sales	$670,631	$641,441	$1,346,682	$1,259,074

Segment Income (1):
Beauty + Home	$27,198	$30,339	$54,979	$54,754
Pharma	52,793	50,437	105,275	96,417
Food + Beverage	12,416	11,864	21,496	20,414
Restructuring Initiatives and Related Depreciation	--	(3,067)	--	(7,593)
Corporate & Other	(8,502)	(8,707)	(20,300)	(19,492)
Income before interest and taxes	$83,905	$80,866	$161,450	$144,500
Interest expense, net	(4,199)	(4,596)	(8,064)	(8,828)
Income before income taxes	$79,706	$76,270	$153,386	$135,672

(1)                                 The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. Restructuring Initiatives and Related Depreciation includes the following income/(expense) items for the three and six months ended June 30, 2014 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

European Operations Optimization (“EOO”) Plan
Depreciation	$--	$556	$--	$1,015
Employee Severance and Other Costs	--	2,555	--	6,622
Prior Year Initiatives	--	(44)	--	(44)
Total Restructuring Initiatives and Related Depreciation Expense	$--	$3,067	$--	$7,593

Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$--	$3,090	$--	$7,616
Pharma	--	--	--	--
Food + Beverage	--	(23)	--	(23)
Total Restructuring Initiatives and Related Depreciation Expense	$--	$3,067	$--	$7,593

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

NOTE 15 — RESTRUCTURING INITIATIVES

In November 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities.  Two facilities have closed impacting approximately 170 employees.  The locations involved in the plan are facilities serving the beauty, personal care, food, beverage, and consumer health care markets.  As of December 31, 2013, the plan was substantially complete.  The cumulative expense incurred was $19.5 million.  As of June 30, 2014 we have recorded the following activity associated with our European restructuring plan:

	Beginning	Net Charges for			Ending
	Reserve at	the Six Months			Reserve at
	12/31/13	Ended 6/30/14	Cash Paid	FX Impact	6/30/14

Employee severance	$2,521	$--	$(1,991)	$(3)	$527
Other costs	1,735	--	(639)	9	1,105
Totals	$4,256	$--	$(2,630)	$6	$1,632

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	67.3	67.3	67.2	67.5
Selling, research & development and administrative	14.4	13.7	15.1	14.5
Depreciation and amortization	5.7	6.0	5.6	5.9
Restructuring initiatives	--	0.4	--	0.5
Operating Income	12.6	12.6	12.1	11.6
Other expense	(0.7)	(0.7)	(0.7)	(0.8)
Income before Income Taxes	11.9	11.9	11.4	10.8

Net Income	7.9%	7.8%	7.5%	7.1%

Effective Tax Rate	33.4%	34.6%	33.8%	33.8%

NET SALES

We reported net sales of $670.6 million for the second quarter ended June 30, 2014, 5% above second quarter 2013 reported net sales of $641.4 million.  The average U.S. dollar exchange rate weakened relative to the Euro in the second quarter of 2014 compared to the second quarter of 2013.  However, the U.S. dollar strengthened compared to other foreign currencies, such as the Brazilian Real, Argentine Peso, Indian Rupee and Russian Ruble.  As a result, net changes in exchange rates favorably impacted our reported sales growth by 1%.  Therefore, sales excluding changes in foreign currency rates increased by 4% in the second quarter of 2014 compared to the second quarter of 2013.  Each business segment reported an increase in sales:

Second Quarter 2014	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Product Sales (including tooling)	3%	4%	7%	4%
Currency Effects	--	3%	--	1%
Total Reported Net Sales Growth	3%	7%	7%	5%

                        For the first six months of 2014, we reported net sales of $1.35 billion, 7% above the first six months of 2013 reported net sales of $1.26 billion.  Consistent with the second quarter, the average U.S. dollar exchange rate weakened relative to the Euro but was mostly offset by strengthening of the U.S. dollar compared to other foreign currencies as mentioned above.  Therefore, sales excluding changes in foreign currency rates increased by 6% in the first six months of 2014 compared to the first six months of 2013:

First Six Months of 2014	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Product Sales (including tooling)	5%	8%	6%	6%
Currency Effects	--	3%	1%	1%
Total Reported Net Sales Growth	5%	11%	7%	7%

                        For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

                        The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total

Domestic	$161,624	24%	$169,245	26%	$332,301	25%	$326,473	26%
Europe	393,282	59%	362,278	57%	792,741	59%	718,804	57%
Other Foreign	115,725	17%	109,918	17%	221,640	16%	213,797	17%
	$670,631		$641,441		$1,346,682		$1,259,074

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales as a percent of net sales was 67.3% in the second quarter of 2014, which is consistent with the cost of sales as a percent of net sales in the same period a year ago.  Increased sales volumes in our Pharma segment positively impacted our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.  Also favorably impacting the cost of sales percentage are cost savings initiatives, including savings related to our European restructuring initiative.  These decreases were offset by less favorable resin adjustments in 2014 compared to 2013 which negatively impacted our cost of sales percentage.  While the majority of resin cost increases are passed along to our customers in our selling prices, we typically experience a lag in the timing of passing on these cost increases.  Currency effects and start-up costs in Latin America also unfavorably impacted the cost of sales percentage.

Cost of sales as a percent of net sales decreased slightly to 67.2% in the first six months of 2014 compared to 67.5% in the same period a year ago.  This decrease is mainly due to increased sales volumes across each segment allowing for greater operating leverage and the fact that our Pharma segment had the strongest sales growth of our three segments.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $8.4 million to $96.5 million in the second quarter of 2014 compared to $88.1 million during the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased $7.3 million in the quarter.  The increase is due to several factors including higher research and development costs associated with our recently acquired bonded aluminum to plastic license and higher information technology costs associated with our ongoing enterprise resource planning system roll-ins and higher stock compensation expense.  SG&A as a percentage of net sales increased to 14.4% compared to 13.7% in the same period of the prior year due to the higher expenses noted above.

                        SG&A increased by approximately $20.8 million to $203.2 million in the first six months of 2014 compared to $182.4 million during the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $19.1 million in the first six months of the year.  As discussed above, the increase is mainly due to our investments in research and development and information technology systems along with higher stock compensation expense.  SG&A as a percentage of net sales increased to 15.1% in the first six months of 2014 compared to 14.5% in the first six months of 2013 primarily due to higher expenses during the current year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses slightly decreased to $38.5 million in the second quarter of 2014 compared to $38.6 million during the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $0.9 million in the quarter compared to the same period a year ago.  2013 expenses included $1.5 million of accelerated depreciation on certain corporate assets as well as $0.6 million of accelerated depreciation related to our European restructuring initiatives.  These one-time charges in 2013 were partially offset by additional investments in our new products and continued roll-out of our global enterprise resource planning system in 2014.  Depreciation and amortization as a percentage of net sales decreased to 5.7% in the second quarter of 2014 compared to 6.0% for the same period a year ago mainly due to our increase in sales during 2014.

                        For the first six months of 2014, reported depreciation and amortization expenses increased by approximately $0.9 million to $75.7 million compared to $74.8 million in the first half of 2013.  Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $0.2 million in the first six months of 2014.  As discussed above, one-time charges of $1.5 million of accelerated depreciation on certain corporate assets and $1.0 million of accelerated depreciation related to our restructuring initiatives in 2013 were partially offset by additional investments in our new products along with continued roll-out of our global enterprise resource planning system in 2014.  Depreciation and amortization as a percentage of net sales also decreased slightly to 5.6% compared to 5.9% for the same period a year ago due to higher sales in the first half of 2014.

RESTRUCTURING INITIATIVES

In November 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities.  Under the plan, two facilities were closed impacting approximately 170 employees.  During the three and six months ended June 30, 2013, we recognized $2.6 million and $6.6 million of restructuring expenses, respectively, along with the $0.6 million and $1.0 million of accelerated depreciation of assets, respectively, mentioned above.  The plan was substantially completed at the end of 2013 with total costs of approximately $19.5 million.  Savings from the plan are expected to be approximately $10 million on an annualized basis.

OPERATING INCOME

Operating income increased approximately $3.7 million in the second quarter of 2014 to $84.6 million compared to $80.9 million in the same period in the prior year.  Excluding changes in currency rates, operating income decreased by approximately $1.4 million in the quarter.  The primary reason for the decrease in operating income over the prior year is the higher SG&A costs in the current quarter as discussed above.  Operating income as a percentage of net sales remained consistent at 12.6% in the second quarter of 2014 compared to the same period in the prior year.

                        Operating income increased approximately $17.8 million to $163.3 million in the first six months of 2014 compared to $145.5 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $7.2 million in the first six months of 2014.  The increase in operating income is mainly due to higher product sales discussed above.  Operating income as a percentage of sales increased to 12.1% in the first six months of 2014 compared to 11.6% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2014 increased to $4.9 million from $4.6 million in the same period in the prior year.  This increase is mainly due to increased costs associated with forward contracts in place to mitigate our foreign currency exposure on cross border transactions.

                        Net other expenses for the six months ended June 30, 2014 increased slightly to $10.0 million from $9.8 million in the same period in the prior year.  Lower interest expense and hedging costs were offset by the recognition of a $1.5 million write-down on a non-controlling investment taken during the first quarter of 2014 to align with the current fair value.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 33.4% for the three months ended June 30, 2014 compared to 34.6% for the same period ended June 30, 2013 and remained consistent at 33.8% for the six months ended June 30, 2014 and 2013.  The decrease in the rate for the three months ended June 30, 2014 is related primarily to a favorable IRS ruling on the classification of a subsidiary that was determined in the second quarter of 2014.  The rate for the six months ended June 30, 2013 was favorably impacted by an Italian tax law change which provided approximately the same benefit as the IRS ruling in 2014, thereby leaving the tax rates the same for the six months ended June 30, 2013 and 2014.  Additionally, although the effective tax rate increased in 2014 due to tax law changes enacted in France in December 2013, the increase was offset by our decision not to repatriate funds from Europe in 2014 and the absence of any associated tax costs.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $53.1 million and $101.5 million in the three and six months ended June 30, 2014, respectively, compared to $49.8 million and $89.8 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$385,226	$374,984	$776,462	$738,456
Segment Income	27,198	30,339	54,979	54,754
Segment Income as a percentage of Net Sales	7.1%	8.1%	7.1%	7.4%

                        Net sales for the quarter ended June 30, 2014 increased 3% to $385.2 million compared to $375.0 million in the second quarter of the prior year.  For the segment, changes in foreign currency rates did not have a material impact on reported sales for the quarter ended June 30, 2014.  Sales, excluding foreign currency changes, to the beauty market increased 3% mainly on the growth in new skin care products while sales to the personal care market were flat in the second quarter of 2014 compared to the same period in the prior year.  Home care sales increased 17% mainly on higher tooling sales.  Geographically, local currency sales increases in Europe, Asia and Latin America more than offset continued softness in the North American region.  Customer tooling sales, excluding foreign currency changes, increased in the second quarter of 2014 to $11.5 million compared to $7.9 million in the second quarter of the prior year.  Increases in resin pass throughs to our customers also positively impacted sales by $0.3 million.

                        Net sales increased 5% in the first six months of 2014 to $776.5 million compared to $738.5 million in the first six months of the prior year.  Changes in foreign currency rates did not have a material impact on reported sales for the first six months of 2014.  Sales of our products, excluding foreign currency changes, to the beauty market increased 6% while sales to the personal care market increased 5% in the first six months of 2014 compared to the first six months of 2013.  Geographically, excluding foreign currency changes, all four regions reported sales growth.  Customer tooling sales, excluding foreign currency changes, also increased in the first six months of 2014 to $16.3 million compared to $14.1 million in the first six months of the prior year.

                        Segment income for the second quarter of 2014 decreased approximately 10% to $27.2 million compared to $30.3 million reported in the prior year.  Currency effects and start-up costs in Latin America negatively impacted results by approximately $2.1 million while less favorable resin adjustments negatively impacted results by approximately $0.9 million.  Business softness and operational inefficiencies in North America also negatively impacted results.

                        Segment income in the first six months of 2014 increased by less than 1% to $55.0 million compared to $54.8 million reported in the same period in the prior year.  Increases in product sales and savings related to our European restructuring initiative were offset by $5.3 million of negative currency transaction effects and start-up costs for our new facilities in Latin America along with higher SG&A costs mainly related to professional and legal fees.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$195,690	$182,931	$390,039	$351,800
Segment Income	52,793	50,437	105,275	96,417
Segment Income as a percentage of Net Sales	27.0%	27.6%	27.0%	27.4%

                        Net sales for the Pharma segment increased by 7% in the second quarter of 2014 to $195.7 million compared to $182.9 million in the second quarter of 2013.  Changes in foreign currency rates represented 3% of the total segment sales increase.  Sales, excluding changes in foreign currency rates, increased 4%.  Sales, excluding foreign currency changes, to the prescription and consumer health care markets increased 3% and 11%, respectively.  Consumer health care’s growth over the prior year was mainly due to several new eye care product introductions using our ophthalmic squeeze dispenser along with strong bag-on-valve sales for nasal saline products.  Sales, excluding foreign currency changes, to the injectables market decreased by 3% with lower tooling sales accounting for 2% of the 3% decrease and the remainder due to one particular customer being overstocked.

                        Net sales for the first six months of 2014 increased approximately 11% to $390.0 million compared to $351.8 million in the first six months of the prior year.  Changes in foreign currency rates represented 3% of the total segment sales increase. Excluding changes in foreign currency rates, sales increased by 8% in the first six months of 2014 compared to the first six months of 2013.  Excluding foreign currency rate changes, sales to the prescription and consumer health care markets increased 6% and 18%, respectively, in the first six months of 2014 compared to the same period in the prior year led by strong sales of our products to the asthma/COPD, pain and nasal decongestant markets.  Excluding foreign currency rate changes, sales to the injectables market increased 1% as first quarter sales increases more than offset the decrease in tooling sales and customer overstocking in the second quarter.

                        Segment income in the second quarter of 2014 increased approximately 5% to $52.8 million compared to $50.4 million reported in the same period in the prior year.  This increase is mainly attributed to the higher sales for both the prescription and consumer health care markets as mentioned above.

                        Segment income in the first six months of 2014 increased approximately 9% to $105.3 million compared to $96.4 million reported in the same period of the prior year.  This increase is again mainly attributed to the higher sales for the prescription and consumer health care markets.  The Pharma segment also recognized a $1.5 million expense in the first quarter of 2014 related to the write-down of a non-controlling investment to align with the current fair value.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$89,715	$83,526	$180,181	$168,818
Segment Income	12,416	11,864	21,496	20,414
Segment Income as a percentage of Net Sales	13.8%	14.2%	11.9%	12.1%

                        Net sales for the Food + Beverage segment for the quarter ended June 30, 2014 increased approximately 7% to $89.7 million compared to $83.5 million in the second quarter of the prior year.  For the segment, changes in foreign currency rates did not have a material impact on reported sales for the quarter ended June 30, 2014.  Excluding foreign currency rate changes, sales to the beverage market increased approximately 11% on the combination of the continued success of functional bottled water in the Asian region and growth in the concentrate market that collectively offset lower tooling sales.  Excluding foreign currency rate changes, sales to the food market increased 4% mainly due to an increase in custom tooling sales.  Increases in resin pass throughs to our customers also positively impacted sales by $0.6 million.

                        Net sales for the first six months of 2014 increased approximately 7% to $180.2 million compared to $168.8 million in the first six months of the prior year.  Excluding changes in foreign currency rates, sales increased 6%.  Sales, excluding foreign currency changes, to the beverage market increased 9% and sales to the food market increased approximately 4% in the first six months of 2014 compared to the same period in the prior year.  Consistent with the second quarter, the six month beverage sales increase is driven by the continued success of functional bottled water in the Asian region and growth in the concentrate market offset by $4.8 million of lower tooling sales.  The food increase is mainly due to improving sales to our sauces and condiments market.

                        Segment income in the second quarter of 2014 increased approximately 5% to $12.4 million compared to $11.9 million during the same period in the prior year.  Segment income was positively impacted by the increased product sales discussed above along with improved productivity and overhead cost absorption, particularly in North America and Europe.  Less favorable resin adjustments negatively impacted segment results by $1.3 million in the quarter.

                        Segment income in the first six months of 2014 increased approximately 5% to $21.5 million compared to $20.4 million reported in the same period of the prior year.  The strong growth in product sales along with improved manufacturing productivity and cost absorption mentioned above contributed to the improvement.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 13 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $8.5 million for the quarter ended June 30, 2014 compared to $8.7 million in the second quarter of the prior year mainly due to a $1.5 million adjustment for accelerated depreciation on certain corporate assets in 2013 which outweighed increases in professional fees and personnel costs in 2014.

                        Corporate & Other expense in the first six months of 2014 increased to $20.3 million compared to $19.5 million reported in the same period of the prior year.  The increase is mainly due to increases in professional fees along with higher personnel costs.  These increases are somewhat offset by the 2013 accelerated depreciation on certain corporate assets noted above.

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

                        We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2014 compared to 2013 is as follows:

	2014	2013
First Quarter	$8.4	$6.5
Second Quarter	3.7	2.8
Third Quarter (estimated for 2014)	2.9	2.2
Fourth Quarter (estimated for 2014)	2.9	2.2
	$17.9	$13.7

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first six months of 2014, our operations provided approximately $109.6 million in cash flow.  Our operations provided the same level of cash flow in the first six months of 2013.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  During the first half of 2014, we utilized the majority of the operating cash flows to finance capital expenditures.

                        We used $84.9 million in cash for investing activities during the first half of 2014, compared to $69.0 million during the same period a year ago.  The increase in cash used for investing activities is due primarily to an increase in capital expenditures of $15.3 million in the first half of 2014 compared to the first half of 2013.  Cash outlays for capital expenditures for 2014 are estimated to be approximately $190 million but could vary due to changes in exchange rates as well as the timing of capital projects.

                        Proceeds from financing activities were $12.0 million in the first half of 2014 compared to a use of $82.1 million in cash for financing activities during the same period a year ago.  The increase in cash from financing activities was primarily due to an increase in the proceeds from notes payable primarily used to cover dividends and share repurchases in 2014.

Cash and equivalents increased to $341.3 million at June 30, 2014 from $309.9 million at December 31, 2013.  Total short and long-term interest bearing debt also increased in the first half of 2014 to $570.4 million from $494.6 million at December 31, 2013.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 13.0% at the end of June 2014 compared to 11.1% at December 31, 2013.

Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with operating cash flows from the U.S. and are supplemented by additional borrowings from our revolving credit facility.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit of which $95 million was unused and available as of June 30, 2014 and believe we have the ability to borrow additional funds should the need arise.  On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018.  On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2014
Debt to total capital ratio	Maximum of 55%	27.2%

Based upon the above debt to total capital ratio covenant we had the ability to borrow approximately an additional $1.3 billion at June 30, 2014 before the 55% requirement would be exceeded.

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

On July 17, 2014, the Board of Directors declared a quarterly dividend of $0.28 per share payable on August 20, 2014 to stockholders of record as of July 30, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  Standards which are effective for the first half of 2014 are discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance will be effective for the Company’s fiscal year beginning after December 15, 2016.  Early application is not permitted.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Looking to the third quarter, we anticipate that each of our business segments will grow over the prior year.  With a focus on operational efficiencies, cost containment and price adjustments where possible, we expect our Beauty + Home segment’s profitability to gradually improve during the second half of the year; however, conditions in Latin America are expected to remain challenging for this segment.  Our other segments are expected to continue to do well and the diversification of our business and flow of new product introductions will continue to support our long-term growth.

AptarGroup expects diluted earnings per share using a 35% effective tax rate to be in the range of $0.72 to $0.77 per share for the third quarter of 2014 compared to $0.67 per diluted share reported in the prior year period, or $0.70 per share after excluding the negative impact of $0.03 per share from the European restructuring plan.  AptarGroup is in the process of implementing a legal reorganization for our non-U.S. subsidiaries that will allow greater financial flexibility in the future. As a result of this legal reorganization, the Company expects to record a one-time tax expense in the third quarter of approximately $3 million or $0.04 per share, which is not included in the guidance range given.  The impact of this one-time tax expense is expected to increase the effective tax rate in the third quarter to 39%.  AptarGroup anticipates the full year effective tax rate, including the one-time expense mentioned above, to be approximately 35%.

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

The table below provides information as of June 30, 2014 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2014.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$63,579	0.8212	62,510-63,579
Euro/Brazilian Real	21,206	3.3149	20,980-21,393
Euro/U.S. Dollar	17,161	1.3649	13,777-17,161
U.S. Dollar/Chinese Yuan	10,040	6.2632	8,310-10,040
British Pound/Euro	9,539	1.2482	9,416-10,014
Euro/Mexican Peso	8,371	18.9396	4,398-8,371
Czech Koruna/Euro	6,651	0.0364	5,597-6,651
Euro/Indian Rupee	4,245	84.7583	3,088-4,245
Euro/Columbian Peso	3,577	2,880.3990	2,050-3,577
Euro/Chinese Yuan	3,532	8.5805	3,532-3,890
Chinese Yuan/U.S. Dollar	1,430	0.1602	970-1,430
Euro/Russian Ruble	1,112	46.8264	1,112-1,112
Other	3,651
Total	$154,094

As of June 30, 2014, we have recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other, $0.1 million in miscellaneous other assets, $1.6 million in accounts payable and accrued liabilities and $0.2 million in deferred and other non-current liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2014, the Company implemented an enterprise resource planning system at three U.S. facilities.  Consequently, the control environments have been modified at these locations.  Other than these items, no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2014, the Plan purchased 8,307 shares of our common stock on behalf of the participants at an average price of $66.11 per share, for an aggregate amount of $549 thousand, and sold 587 shares of our common stock on behalf of the participants at an average price of $67.11 per share, for an aggregate amount of $39 thousand.  At June 30, 2014, the Plan owns 49,036 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of our securities for the quarter ended June 30, 2014:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

4/1 – 4/30/14	52,844	$67.05	52,844	3,719,847
5/1 – 5/31/14	351,967	66.42	351,967	3,367,880
6/1 – 6/30/14	195,189	66.43	195,189	3,172,691
Total	600,000	$66.48	600,000	3,172,691

The Company announced the existing repurchase program, authorizing the Company to repurchase up to four million shares of our outstanding common stock on July 18, 2013.  There is no expiration date for this repurchase program.

ITEM 6.  EXHIBITS

Exhibit 10.1	AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2014, is hereby incorporated by reference.

Exhibit 10.2	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan.

Exhibit 10.3	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan.

Exhibit 10.4	Employment Agreement effective August 1, 2014 of Salim Haffar.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the SEC on August 4, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets – June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: August 4, 2014

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2014, is hereby incorporated by reference.

10.2	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan.

10.3	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan.

10.4	Employment Agreement effective August 1, 2014 of Salim Haffar.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the SEC on August 4, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets – June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements.