Form 10-Q
period 2014-09-30
APTARGROUP INC
filed 2014-11-06
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at November 3, 2014
Common Stock, $.01 par value per share	64,727,773 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2014

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$651,942	$623,644	$1,998,624	$1,882,718
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	443,520	424,011	1,347,982	1,273,848
Selling, research & development and administrative	91,649	86,917	294,809	269,335
Depreciation and amortization	38,158	37,222	113,871	112,007
Restructuring initiatives	--	2,180	--	8,758
	573,327	550,330	1,756,662	1,663,948
Operating Income	78,615	73,314	241,962	218,770

Other Income (Expense):
Interest expense	(5,332)	(4,841)	(15,459)	(15,364)
Interest income	1,386	576	3,449	2,271
Equity results of affiliates	(124)	(286)	(1,868)	(609)
Miscellaneous, net	(429)	(437)	(582)	(1,070)
	(4,499)	(4,988)	(14,460)	(14,772)

Income before Income Taxes	74,116	68,326	227,502	203,998

Provision for Income Taxes	25,496	23,094	77,390	68,908

Net Income	$48,620	$45,232	$150,112	$135,090

Net (Income) Loss Attributable to Noncontrolling Interests	$(25)	$32	$(52)	$5

Net Income Attributable to AptarGroup, Inc.	$48,595	$45,264	$150,060	$135,095

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.75	$0.68	$2.30	$2.04
Diluted	$0.73	$0.67	$2.21	$1.98

Average Number of Shares Outstanding:
Basic	64,886	66,092	65,225	66,222
Diluted	66,845	67,986	67,761	68,273

Dividends per Common Share	$0. 28	$0.25	$0. 81	$0.75

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$48,620	$45,232	$150,112	$135,090
Other Comprehensive Income:
Foreign currency translation adjustments	(118,758)	45,344	(123,359)	16,282
Changes in treasury locks, net of tax	6	9	18	39
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	51	61	157	183
Amortization of net loss included in net income, net of tax	658	1,039	1,987	3,111
Total defined benefit pension plan, net of tax	709	1,100	2,144	3,294
Total other comprehensive (loss) income	(118,043)	46,453	(121,197)	19,615

Comprehensive (Loss) Income	(69,423)	91,685	28,915	154,705

Comprehensive (Income) Loss Attributable To Noncontrolling Interests	(29)	30	(47)	(2)

Comprehensive (Loss) Income Attributable To AptarGroup, Inc.	$(69,452)	$91,715	$28,868	$154,703

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30,	December 31,
	2014	2013

Assets

Current Assets:
Cash and equivalents	$347,394	$309,861
Accounts and notes receivable, less allowance for doubtful accounts of $4,215 in 2014 and $4,416 in 2013	468,182	438,221
Inventories	340,952	353,159
Prepaid and other	102,644	97,170
	1,259,172	1,198,411

Property, Plant and Equipment:
Buildings and improvements	362,485	377,300
Machinery and equipment	1,951,876	1,982,195
	2,314,361	2,359,495
Less: Accumulated depreciation	(1,505,822)	(1,518,894)
	808,539	840,601
Land	22,475	24,061
	831,014	864,662

Other Assets:
Investments in affiliates	6,053	8,243
Goodwill	339,275	358,865
Intangible assets, net	42,551	49,951
Miscellaneous	21,174	17,630
	409,053	434,689
Total Assets	$2,499,239	$2,497,762

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2014	2013

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$243,983	$138,445
Current maturities of long-term obligations	2,547	1,325
Accounts payable and accrued liabilities	385,343	403,051
	631,873	542,821

Long-Term Obligations	355,583	354,814

Deferred Liabilities and Other:
Deferred income taxes	29,501	42,072
Retirement and deferred compensation plans	66,545	71,883
Deferred and other non-current liabilities	4,859	5,864
Commitments and contingencies	--	--
	100,905	119,819

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized; 86.0 and 85.4 million shares issued as of September 30, 2014 and December 31, 2013, respectively	859	853
Capital in excess of par value	539,055	493,947
Retained earnings	1,716,536	1,619,419
Accumulated other comprehensive (loss) income	(11,441)	109,751
Less treasury stock at cost, 21.3 and 20.0 million shares as of September 30, 2014 and December 31, 2013, respectively	(834,729)	(744,213)
Total AptarGroup, Inc. Stockholders’ Equity	1,410,280	1,479,757
Noncontrolling interests in subsidiaries	598	551

Total Stockholders’ Equity	1,410,878	1,480,308
Total Liabilities and Stockholders’ Equity	$2,499,239	$2,497,762

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income (loss)	135,095					(5)	135,090
Foreign currency translation adjustments		16,275				7	16,282
Changes in unrecognized pension gains/losses and related amortization, net of tax		3,294					3,294
Changes in treasury locks, net of tax		39					39
Stock option exercises & restricted stock vestings			12	1	55,523		55,536
Cash dividends declared on common stock	(49,674)						(49,674)
Treasury stock purchased				(80,222)			(80,222)
Balance – September 30, 2013:	$1,598,979	$80,291	$852	$(705,622)	$485,733	$610	$1,460,843

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(744,213)	$493,947	$551	$1,480,308

Net income	150,060					52	150,112
Foreign currency translation adjustments		(123,354)				(5)	(123,359)
Changes in unrecognized pension gains/losses and related amortization, net of tax		2,144					2,144
Changes in treasury locks, net of tax		18					18
Stock option exercises & restricted stock vestings			6	1	45,108		45,115
Cash dividends declared on common stock	(52,943)						(52,943)
Treasury stock purchased				(90,517)			(90,517)
Balance – September 30, 2014:	$1,716,536	$(11,441)	$859	$(834,729)	$539,055	$598	$1,410,878

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2014	2013

Cash Flows from Operating Activities:
Net income	$150,112	$135,090
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	109,821	108,259
Amortization	4,050	3,748
Stock based compensation	15,025	11,538
Provision for doubtful accounts	228	(516)
Deferred income taxes	(12,701)	(5,612)
Defined benefit plan expense	12,622	14,531
Equity in results of affiliates in excess of cash distributions received	1,868	609
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(57,220)	(42,531)
Inventories	(11,386)	(27,168)
Prepaid and other current assets	(14,984)	(15,416)
Accounts payable and accrued liabilities	5,236	8,544
Income taxes payable	(13,334)	10,312
Retirement and deferred compensation plans	(9,803)	(18,717)
Other changes, net	20,426	11,850
Net Cash Provided by Operations	199,960	194,521

Cash Flows from Investing Activities:
Capital expenditures	(125,465)	(110,350)
Disposition of property and equipment	1,002	2,207
Investment in unconsolidated affiliate	--	(13)
Notes receivable, net	(2,820)	(159)
Net Cash Used by Investing Activities	(127,283)	(108,315)

Cash Flows from Financing Activities:
Proceeds from notes payable	106,455	31,908
Proceeds from long-term obligations	2,816	--
Repayments of long-term obligations	--	(25,491)
Dividends paid	(52,943)	(49,674)
Credit facility costs	(299)	(498)
Proceeds from stock option exercises	24,564	38,368
Purchase of treasury stock	(90,517)	(80,222)
Excess tax benefit from exercise of stock options	4,959	5,058
Net Cash Used by Financing Activities	(4,965)	(80,551)

Effect of Exchange Rate Changes on Cash	(30,179)	12,441

Net Increase in Cash and Equivalents	37,533	18,096
Cash and Equivalents at Beginning of Period	309,861	229,755
Cash and Equivalents at End of Period	$347,394	$247,851

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in Thousands, Except Share and per Share Amounts, or Otherwise Indicated)

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

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  The guidance requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of earnings.  The adoption of this standard had no impact on the Unaudited Condensed Consolidated Financial Statements other than disclosure.  Additional information can be found in Note 6 of the Unaudited Notes to the Condensed Consolidated Financial Statements.

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

In our determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and stockholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest our accumulated foreign earnings and will only make a distribution out of current year earnings to meet the cash needs at the parent company.

As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.  Since no distribution to the U.S. of foreign earnings is expected in 2014, the effective tax rate for 2014 includes no tax cost of repatriation. Although the Company does not expect to repatriate foreign earnings back to the U.S. in 2014, dividends on certain earnings within Europe to our European holding company are expected to increase in 2014 as part of a legal reorganization of our non-U.S. subsidiaries.  Due to this legal reorganization, additional tax costs in the third quarter of 2014 were approximately $3.1 million, of which $2.8 million related to the change in our reinvestment assertion within Europe.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 4 of the Unaudited Notes to the Condensed Consolidated Financial Statements for more information.

NOTE 2 - INVENTORIES

At September 30, 2014 and December 31, 2013, approximately 19% and 20%, respectively, of the total inventories are accounted for by using the LIFO method.  Inventories, by component, consisted of:

	September 30,	December 31,
	2014	2013

Raw materials	$115,575	$114,501
Work in process	103,262	108,924
Finished goods	130,055	137,591
Total	348,892	361,016
Less LIFO Reserve	(7,940)	(7,857)
Total	$340,952	$353,159

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since the year ended December 31, 2013 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$181,002	$159,949	$17,914	$1,615	$360,480
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of December 31, 2013	$181,002	$159,949	$17,914	$--	$358,865
Acquisition	--	--	--	--	--
Foreign currency exchange effects	(6,574)	(12,383)	(633)	--	(19,590)
Goodwill	$174,428	$147,566	$17,281	$1,615	$340,890
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of September 30, 2014	$174,428	$147,566	$17,281	$--	$339,275

The table below shows a summary of intangible assets as of September 30, 2014 and December 31, 2013.

		September 30, 2014			December 31, 2013

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	7	$18,282	$(18,067)	$215	$20,165	$(19,732)	$433
Acquired technology	15	37,260	(5,589)	31,671	40,546	(4,055)	36,491
License agreements and other	5	33,490	(22,825)	10,665	35,259	(22,232)	13,027
Total intangible assets	10	$89,032	$(46,481)	$42,551	$95,970	$(46,019)	$49,951

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2014 and 2013 was $1,283 and $1,266, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2014 and 2013 was $4,050 and $3,748, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2014	$1,291	(remaining estimated amortization for 2014)
2015	4,960
2016	4,024
2017	3,338
2018 and thereafter	28,938

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2014.

NOTE 4 – INCOME TAX UNCERTAINTIES

The Company had approximately $6.6 and $8.0 million recorded for income tax uncertainties as of September 30, 2014 and December 31, 2013, respectively.  The $1.4 million change in income tax uncertainties is primarily the result of an audit settlement and the lapse in the statute of limitations for certain tax items.  The amount, if recognized, that would impact the effective tax rate is $6.4 and $7.8 million, respectively.  The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended September 30,	2014	2013	2014	2013

Service cost	$2,011	$2,135	$1,043	$974
Interest cost	1,482	1,248	676	668
Expected return on plan assets	(1,647)	(1,443)	(494)	(454)
Amortization of net loss	718	1,276	303	353
Amortization of prior service cost	--	--	78	93
Net periodic benefit cost	$2,564	$3,216	$1,606	$1,634

	Domestic Plans		Foreign Plans
Nine months ended September 30,	2014	2013	2014	2013

Service cost	$6,032	$6,405	$3,203	$2,902
Interest cost	4,446	3,744	2,074	1,991
Expected return on plan assets	(4,939)	(4,331)	(1,514)	(1,353)
Amortization of net loss	2,152	3,827	929	1,053
Amortization of prior service cost	--	2	239	278
Net periodic benefit cost	$7,691	$9,647	$4,931	$4,871

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, the Company contributed $10.0 million to our U.S. plan during the third quarter and the first nine months of 2014 and does not expect to make any contribution to the U.S. plan in the last quarter of 2014.  The Company expects to contribute approximately $5.6 million to our foreign defined benefit plans in 2014 and, as of September 30, 2014, we have contributed approximately $2.0 million.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total

Balance – December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive income before reclassifications	16,275	--	--	16,275
Amounts reclassified from accumulated other comprehensive income	--	3,294	39	3,333
Net current-period other comprehensive income	16,275	3,294	39	19,608
Balance – September 30, 2013	$136,372	$(55,954)	$(127)	$80,291

Balance – December 31, 2013	$149,965	$(40,093)	$(121)	$109,751
Other comprehensive loss before reclassifications	(123,014)	--	--	(123,014)
Amounts reclassified from accumulated other comprehensive income	(340)	2,144	18	1,822
Net current-period other comprehensive (loss) income	(123,354)	2,144	18	(121,192)
Balance – September 30, 2014	$26,611	$(37,949)	$(103)	$(11,441)

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended September 30,	2014	2013

Defined Benefit Pension Plans
Amortization of net loss	$1,021	$1,629	(a)
Amortization of prior service cost	78	93	(a)
Total before tax	1,099	1,722
	(390)	(622)	Tax benefit
Net of tax	$709	$1,100

Other
Changes in treasury locks	9	14	Interest Expense
Total before tax	9	14
	(3)	(5)	Tax benefit
Net of tax	$6	$9

Total reclassifications for the period	$715	$1,109

(a)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 5 – Retirement and Deferred Compensation Plans for additional details).

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Nine months ended September 30,	2014	2013

Defined Benefit Pension Plans
Amortization of net loss	$3,081	$4,880	(b)
Amortization of prior service cost	239	280	(b)
Total before tax	3,320	5,160
	(1,176)	(1,866)	Tax benefit
Net of tax	$2,144	$3,294

Foreign Currency
Foreign currency gain	(340)	--	Miscellaneous, net
Total before tax	(340)	--
	--	--	Tax benefit
Net of tax	$(340)	$--

Other
Changes in treasury locks	28	60	Interest Expense
Total before tax	28	60
	(10)	(21)	Tax benefit
Net of tax	$18	$39

Total reclassifications for the period	$1,822	$3,333

(b)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 5 – Retirement and Deferred Compensation Plans for additional details).

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company maintains a foreign exchange risk management policy designed to establish a framework to protect the value of the Company’s non-functional denominated transactions from adverse changes in exchange rates.  Sales of the Company’s products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated.  Changes in exchange rates on such inter-country sales or intercompany loans can impact the Company’s results of operations.  The Company’s policy is not to engage in speculative foreign currency hedging activities, but to minimize our net foreign currency transaction exposure, defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency.  The Company may use foreign currency forward exchange contracts, options and cross currency swaps to economically hedge these risks.

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

HEDGE OF NET INVESTMENTS IN FOREIGN OPERATIONS

A significant number of the Company’s operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of the Company’s foreign subsidiaries.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on the Company’s financial condition and results of operations.  Conversely, a weakening U.S. dollar has an additive effect.  The Company in some cases maintains debt in these subsidiaries to offset the net asset exposure.  The Company does not otherwise actively manage this risk using derivative financial instruments.  In the event the Company plans on a full or partial liquidation of any of our foreign subsidiaries where the Company’s net investment is likely to be monetized, the Company will consider hedging the currency exposure associated with such a transaction.

OTHER

As of September 30, 2014, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.8 million in prepaid and other, $0.1 million in miscellaneous other assets, $3.0 million in accounts payable and accrued liabilities, and $0.3 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2014 had an aggregate contract amount of $155 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2014

and December 31, 2013

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$801	$3,003
Foreign Exchange Contracts	Miscellaneous Other Assets	62	985
		$863	$3,988

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$3,044	$522
Foreign Exchange Contracts	Deferred and other non-current liabilities	345	110
		$3,389	$632

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended September 30, 2014 and September 30, 2013

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative
		2014	2013

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(1,965)	$2,894
		$(1,965)	$2,894

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Nine Months Ended September 30, 2014 and September 30, 2013

Derivatives Not Designated as Hedging Instruments	Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized in Income on Derivative
		2014	2013

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(3,459)	$2,851
		$(3,459)	$2,851

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
September 30, 2014
Derivative Assets	$863	--	$863	--	--	$863
Total Assets	$863	--	$863	--	--	$863

Derivative Liabilities	$3,389	--	$3,389	--	--	$3,389
Total Liabilities	$3,389	--	$3,389	--	--	$3,389

December 31, 2013
Derivative Assets	$3,988	--	$3,988	--	--	$3,988
Total Assets	$3,988	--	$3,988	--	--	$3,988

Derivative Liabilities	$632	--	$632	--	--	$632
Total Liabilities	$632	--	$632	--	--	$632

NOTE 8 – FAIR VALUE

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2014, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$863	$--	$863	$--
Total assets at fair value	$863	$--	$863	$--

Liabilities
Forward exchange contracts (a)	$3,389	$--	$3,389	$--
Total liabilities at fair value	$3,389	$--	$3,389	$--

As of December 31, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$3,988	$--	$3,988	$--
Total assets at fair value	$3,988	$--	$3,988	$--

Liabilities
Forward exchange contracts (a)	$632	$--	$632	$--
Total liabilities at fair value	$632	$--	$632	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $370 million as of September 30, 2014 and $363 million as of December 31, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – STOCK REPURCHASE PROGRAM

During the three and nine months ended September 30, 2014, the Company repurchased approximately 600 thousand and 1.4 million shares for approximately $37.6 million and $90.5 million, respectively.  As of September 30, 2014, the Company has a remaining authorization to repurchase 2.6 million additional shares.  The timing of and total amount expended for the share repurchases depends upon market conditions.  On October 30, 2014, the Company announced a new share repurchase authorization of up to $350 million of common stock.  This new authorization replaces previous authorizations.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

NOTE 11 – STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units to employees under Stock Awards Plans approved by stockholders.  Stock options are issued to non-employee directors under Director Stock Option Plans approved by stockholders. Options are awarded with the exercise price equal to the closing market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.  Restricted stock units generally vest over three years.

Compensation expense recorded attributable to stock options for the first nine months of 2014 was approximately $15.0 million ($9.8 million after tax).  The income tax benefit related to this compensation expense was approximately $5.2 million.  Approximately $13.4 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first nine months of 2013 was approximately $11.5 million ($7.7 million after tax).  The income tax benefit related to this compensation expense was approximately $3.8 million.  Approximately $10.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility of stock options.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82 and $10.16 per share during the first nine months of 2014 and 2013, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2014	2013

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	22.1%	22.7%
Risk-free Interest Rate	2.3%	1.3%
Expected Life of Option (years)	6.9	6.9

The fair value of stock options granted under the Director Stock Option Plan was $14.07 and $10.89 per share during the first nine months of 2014 and 2013, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2014	2013

Dividend Yield	1.8%	1.9%
Expected Stock Price Volatility	22.2%	23.0%
Risk-free Interest Rate	2.2%	1.3%
Expected Life of Option (years)	6.9	6.9

A summary of option activity under the Company’s stock option plans during the nine months ended September 30, 2014 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2014	7,815,932	$41.26	313,834	$48.85
Granted	1,379,850	67.93	95,000	66.59
Exercised	(665,671)	32.23	(40,166)	47.96
Forfeited or expired	(31,417)	49.86	--	--
Outstanding at September 30, 2014	8,498,694	$46.27	368,668	$53.52
Exercisable at September 30, 2014	5,832,623	$39.94	188,159	$45.98

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2014	6.1		7.5
Exercisable at September 30, 2014	5.0		6.1

Aggregate Intrinsic Value:
Outstanding at September 30, 2014	$132,612		$3,208
Exercisable at September 30, 2014	$121,124		$2,769

Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2014	$22,386		$741
September 30, 2013	$33,123		$732

The fair value of options vested during the nine months ended September 30, 2014 and 2013 was $14.1 million and $12.9 million, respectively.  Cash received from option exercises was approximately $24.6 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $7.0 million in the nine months ended September 30, 2014.  As of September 30, 2014, the remaining valuation of stock option awards to be expensed in future periods was $16.1 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the closing market price of the underlying shares on the grant date.  A summary of restricted stock unit activity during the nine months ended September 30, 2014 is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2014	25,681	$53.49
Granted	47,671	67.08
Vested	(11,602)	52.96
Nonvested at September 30, 2014	61,750	$64.09

Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2014 and 2013 was approximately $1.4 million and $574 thousand, respectively.  The fair value of units vested during the nine months ended September 30, 2014 and 2013 was $614 thousand and $571 thousand, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2014 and 2013 was $761 thousand and $661 thousand, respectively.  As of September 30, 2014 there was $2.3 million of total unrecognized compensation expense relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.6 years.

During the first quarter of 2014, the Company approved a new long-term incentive program for certain employees.  The program is based on the cumulative total stockholder return of our common stock during a three year performance period.  Total expense related to this program is expected to be approximately $1.2 million over the performance period, of which $480 thousand was recognized in the first nine months of 2014.

NOTE 12 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2014		September 30, 2013
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$48,595	$48,595	$45,264	$45,264

Average equivalent shares
Shares of common stock	64,886	64,886	66,092	66,092
Effect of dilutive stock based compensation
Stock options	1,953	--	1,887	--
Restricted stock units	6	--	7	--
Total average equivalent shares	66,845	64,886	67,986	66,092
Net income per share	$0.73	$0.75	$0.67	$0.68

	Nine months ended
	September 30, 2014		September 30, 2013
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$150,060	$150,060	$135,095	$135,095

Average equivalent shares
Shares of common stock	65,225	65,225	66,222	66,222
Effect of dilutive stock based compensation
Stock options	2,505	--	2,041	--
Restricted stock units	31	--	10	--
Total average equivalent shares	67,761	65,225	68,273	66,222
Net income per share	$2.21	$2.30	$1.98	$2.04

NOTE 13 – SEGMENT INFORMATION

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total Revenue:
Beauty + Home	$384,604	$379,250	$1,174,359	$1,125,261
Pharma	179,191	172,360	569,230	524,248
Food + Beverage	94,118	75,531	274,936	244,434
Total Revenue	657,913	627,141	2,018,525	1,893,943

Less: Intersegment Sales:
Beauty + Home	$5,699	$3,199	$18,992	$10,754
Pharma	--	90	--	178
Food + Beverage	272	208	909	293
Total Intersegment Sales	$5,971	$3,497	$19,901	$11,225

Net Sales:
Beauty + Home	$378,905	$376,051	$1,155,367	$1,114,507
Pharma	179,191	172,270	569,230	524,070
Food + Beverage	93,846	75,323	274,027	244,141
Net Sales	$651,942	$623,644	$1,998,624	$1,882,718

Segment Income:
Beauty + Home	$25,399	$30,943	$80,378	$85,697
Pharma	49,314	44,737	154,589	141,154
Food + Beverage	11,713	7,688	33,209	28,102
Restructuring Initiatives and
Related Depreciation (1)	--	(2,664)	--	(10,257)
Corporate & Other	(8,364)	(8,113)	(28,664)	(27,605)
Income before interest and taxes	$78,062	$72,591	$239,512	$217,091
Interest expense, net	(3,946)	(4,265)	(12,010)	(13,093)
Income before income taxes	$74,116	$68,326	$227,502	$203,998

(1)                                 Restructuring Initiatives and Related Depreciation includes the following income/(expense) items for the three and nine months ended September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

European Restructuring Plan
Depreciation	$--	$484	$--	$1,499
Employee Severance and Other Costs	--	2,180	--	8,802
Prior Year Initiatives	--	--	--	(44)
Total Restructuring Initiatives and Related Depreciation Expense	$--	$2,664	$--	$10,257

Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$--	$2,664	$--	$10,280
Pharma	--	--	--	--
Food + Beverage	--	--	--	(23)
Total Restructuring Initiatives and Related Depreciation Expense	$--	$2,664	$--	$10,257

NOTE 14 – NONRECURRING EVENTS

A fire caused damages to the roof and production area of an AptarGroup subsidiary, Graphocolor do Brasil Embalagens Ltda, on September 1, 2014.  Graphocolor is located in Jundiai, Brazil.  There were no reported injuries.  Graphocolor is primarily an internal supplier to AptarGroup of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets.  Until repairs to the Jundiai facility are completed, the company is using sourcing alternatives, including local sourcing and its affiliated anodizing facilities in France and the U.S. that currently import some components to the region.  AptarGroup is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results.  Costs, including the write-off of damaged fixed assets and inventory along with labor and other direct costs related to fire, of $3.7 million were incurred during the quarter.  These costs have been reported within the Condensed Consolidated Statements of Income and have been offset by the expected insurance proceeds within the same financial statement line items as the losses.

As we are still in the investigation phase, we have only established an insurance receivable for known losses for which we feel insurance reimbursement is probable.  In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes.

NOTE 15 - ACQUISITIONS

In December 2013, AptarGroup acquired a 20% non-controlling investment in Bapco Closures Holding Limited (Bapco) for approximately $5.2 million.  In addition to this equity stake, the Company secured an exclusive global license related to innovative closures sealing technology that provides package integrity and tamper evidence.  This investment is being accounted for under the equity method of accounting from the date of acquisition and, since it does not have a material impact on the results of operations in 2014 or 2013, pro forma information is not presented.

NOTE 16 – RESTRUCTURING INITIATIVE

In November 2012, the Company announced a plan to optimize certain capacity in Europe.  Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities.  Two facilities have closed impacting approximately 170 employees.  The locations involved in the plan are facilities serving the beauty, personal care, food, beverage, and consumer health care markets.  As of December 31, 2013, the plan was substantially complete.  The cumulative expense incurred was $19.5 million.  As of September 30, 2014 we have recorded the following activity associated with our European restructuring plan:

	Beginning	Net Charges for			Ending
	Reserve at	the Nine Months			Reserve at
	12/31/13	Ended 9/30/14	Cash Paid	FX Impact	9/30/14

Employee severance	$2,521	$--	$(1,933)	$(158)	$430
Other costs	1,735	--	(1,568)	(82)	85
Totals	$4,256	$--	$(3,501)	$(240)	$515

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	68.0	68.0	67.4	67.7
Selling, research & development and administrative	14.1	13.9	14.8	14.3
Depreciation and amortization	5.8	6.0	5.7	5.9
Restructuring initiatives	--	0.3	--	0.5
Operating Income	12.1	11.8	12.1	11.6
Other expense	(0.7)	(0.8)	(0.7)	(0.8)
Income before Income Taxes	11.4	11.0	11.4	10.8

Net income	7.5%	7.3%	7.5%	7.2%

Effective Tax Rate	34.4%	33.8%	34.0%	33.8%

NET SALES

We reported net sales of $651.9 million for the quarter ended September 30, 2014, 5% above third quarter 2013 reported net sales of $623.6 million.  The average U.S. dollar exchange rate strengthened slightly relative to the Euro in the third quarter of 2014 compared to the third quarter of 2013.  The U.S. dollar also strengthened against the Argentine Peso and Chinese Yuan but weakened against the British Pound and Brazilian Real.  As a result, net changes in exchange rates unfavorably impacted our total consolidated reported sales growth by 1%.  Therefore, sales excluding changes in foreign currency rates increased by 6% in the third quarter of 2014 compared to the third quarter of 2013.  Each business segment reported an increase in sales:

Third Quarter 2014	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Product Sales (including tooling)	2%	5%	25%	6%
Currency Effects	(1%)	(1%)	--	(1%)
Total Reported Net Sales Growth	1%	4%	25%	5%

For the first nine months of 2014, we reported net sales of $2.00 billion, 6% above the first nine months of 2013 reported net sales of $1.88 billion.  The average U.S. dollar exchange rate weakened relative to the Euro in 2014 compared to 2013.  However, the U.S. dollar strengthened compared to other foreign currencies, such as the Brazilian Real, Argentine Peso, Indian Rupee and Russian Ruble.  Therefore, total consolidated sales for the first nine months of 2014 were not impacted by changes in foreign currency rates when compared to first nine months of 2013:

First Nine Months of 2014	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Product Sales (including tooling)	4%	7%	12%	6%
Currency Effects	--	2%	--	--
Total Reported Net Sales Growth	4%	9%	12%	6%

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total

Domestic	$157,157	24%	$152,213	25%	$489,328	24%	$478,686	26%
Europe	362,560	56%	357,891	57%	1,155,301	58%	1,076,695	57%
Other Foreign	132,225	20%	113,540	18%	353,995	18%	327,337	17%
	$651,942		$623,644		$1,998,624		$1,882,718

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales as a percent of net sales was 68.0% in both the third quarter of 2014 and the third quarter of 2013.  The negative impacts of operational inefficiencies in our Beauty + Home segment’s North American operations along with startup costs for our new facility in Colombia were offset by the approximately $1.3 million of incremental cost savings from our European restructuring plan.

In the first nine months of 2014, cost of sales as a percent of net sales decreased slightly to 67.4% compared to 67.7% in the same period a year ago.  This decrease mainly relates to approximately $5.0 million of incremental cost savings from our European restructuring plan partially offset by the negative impacts of operational inefficiencies in our Beauty + Home segment’s North American operations along with currency effects and startup costs for our new facility in Colombia.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $4.7 million in the third quarter of 2014 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $4.9 million in the quarter.  The increase is due to several factors, including higher research and development costs associated with our recently acquired bonded aluminum to plastic license along with higher information technology costs associated with our ongoing enterprise resource planning system roll-ins.  SG&A as a percentage of net sales increased to 14.1% compared to 13.9% in the same period of the prior year due primarily to the increase in expenses noted above.

SG&A increased by approximately $25.5 million in the first nine months of 2014 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $24.0 million in the first nine months of the year.  As discussed above, the increase is mainly due to our investments in research and development and information technology systems along with higher stock compensation expense.  SG&A as a percentage of net sales increased to 14.8% in the first nine months of 2014 compared to 14.3% in the first nine months of 2013 primarily due to higher expenses during the current year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $0.9 million in the third quarter of 2014 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $1.1 million in the quarter compared to the same period a year ago.  Investments in our new products and the continued roll-out of our global enterprise resource planning system were partially offset by an additional $0.5 million of accelerated depreciation related to our European restructuring initiatives during 2013.  Depreciation and amortization as a percentage of net sales slightly decreased to 5.8% in the third quarter of 2014 compared to 6.0% in the same period a year ago mainly due to our increase in sales during the third quarter of 2014.

For the first nine months of 2014, reported depreciation and amortization expenses increased by approximately $1.9 million compared to the first nine months of 2013.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $0.9 million in the first nine months.  The investments in our new products and the continued roll-out of our global enterprise resource planning system mentioned above offset 2013 one-time charges of $1.5 million for accelerated depreciation on certain corporate assets and $1.5 million for accelerated depreciation related to our restructuring.  Depreciation and amortization as a percentage of net sales decreased to 5.7% compared to 5.9% for the same period a year ago.

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

OPERATING INCOME

Operating income increased approximately $5.3 million in the third quarter of 2014 to $78.6 million compared to $73.3 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $5.9 million in the quarter.  2013 results included the negative impact of the European restructuring plan charges of $2.2 million.  The remaining $3.7 million increase in operating income over the prior year is due to our sales growth, primarily from the Food + Beverage segment.  Reported operating income as a percentage of net sales increased to 12.1% in the third quarter of 2014 compared to 11.8% for the same period in the prior year due to the European restructuring plan charges in 2013.

Operating income increased approximately $23.2 million in the first nine months of 2014 to $242.0 million compared to $218.8 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $20.0 million in the first nine months of 2014.  2013 results included the negative impact of the European restructuring plan charges of $9.1 million.  The remaining $10.9 million increase in operating income over the prior year is again due to our sales growth, primarily from the Food + Beverage segment.  Consistent with the third quarter results, reported operating income as a percentage of net sales increased to 12.1% in the first nine months of 2014 compared to 11.6% for the same period in the prior year due to the European restructuring plan charges in 2013.

NET OTHER EXPENSE

Net other expenses in the third quarter of 2014 decreased to $4.5 million from $5.0 million in the same period in the prior year.  This decrease is mainly due to higher interest income resulting from higher invested cash balances in Europe related to the tax decision not to repatriate funds to the U.S. in 2014.

Net other expenses for the nine months ended September 30, 2014 decreased slightly to $14.5 million from $14.8 million in the same period in the prior year.  Higher interest income and lower hedging costs were mostly offset by the recognition of a $1.5 million write-down on a non-controlling investment taken during the first quarter of 2014 to align with the current fair value.

EFFECTIVE TAX RATE

The reported effective tax rate was 34.4% for the three months ended September 30, 2014 compared to 33.8% for the same period ended September 30, 2013.  The increase in the rate for the three months ended September 30, 2014 reflects costs related to a non-U.S. subsidiary legal reorganization.  These additional costs were mostly offset by increased foreign tax credits available as a result of the currency devaluation in Latin America.

The reported effective tax rate was 34.0% for the nine months ended September 30, 2014 compared to 33.8% for the same period ended September 30, 2013.  The slight increase in the rate for the nine months ended September 30, 2014 was mainly due to the same items as discussed above.  Additionally, although the effective tax rate increased in 2014 due to tax law changes enacted in France in December 2013, the increase was offset by our decision not to repatriate funds from Europe in 2014 and the absence of any associated tax costs.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $48.6 million and $150.1 million in the three and nine months ended September 30, 2014, respectively, compared to $45.3 million and $135.1 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$378,905	$376,051	$1,155,367	$1,114,507
Segment Income	25,399	30,943	80,378	85,697
Segment Income as a percentage of Net Sales	6.7%	8.2%	7.0%	7.7%

Net sales for the Beauty + Home segment increased 1% in the third quarter of 2014 to $378.9 million compared to $376.1 million in the third quarter of 2013.  Sales, excluding changes in foreign currency rates, increased 2%.  Sales, excluding foreign currency changes, to the beauty market increased 5% primarily on the growth of our prestige fragrance products while sales to the personal care market decreased 1% and sales to the home care market increased 3% in the third quarter of 2014 compared to the same period in the prior year.  Geographically, sales increases in Europe, Asia and Latin America offset continued softness in the North American region. Customer tooling sales, excluding foreign currency changes, decreased $2.3 million in the third quarter of 2014 to $6.7 million compared to $9.0 million in the third quarter of the prior year.  Increases in resin pass-throughs to our customers positively impacted sales by $0.4 million.

Net sales for the first nine months of 2014 increased 4% to $1.2 billion compared to $1.1 billion in the first nine months of 2013. Changes in foreign currency rates did not have a material impact on reported sales for the first nine months of 2014.  Sales of our products, excluding foreign currency changes, to the beauty market increased 6% while sales to the personal care and home care markets increased 3% and 7%, respectively, in the first nine months of 2014 compared to the first nine months of 2013.  The increase in beauty sales is primarily due to growth of our prestige fragrance and skin care products.  Customer tooling sales, excluding foreign currency changes, decreased slightly in the first nine months of 2014 to $23.0 million compared to $23.2 million in the first nine months of the prior year.

Segment income for the third quarter of 2014 decreased approximately 18% to $25.4 million compared to $30.9 million reported in the prior year.  The negative impacts of operational inefficiencies in our North American operations along with startup costs for our new facility in Colombia were offset by the approximately $1.3 million of incremental costs savings from our European restructuring plan.

Segment income in the first nine months of 2014 decreased approximately 6% to $80.4 million compared to $85.7 million reported in the same period in the prior year.  Increases in product sales and $5.0 million of savings related to our European restructuring initiative were offset by approximately $2.9 million of negative currency transaction effects and $3.1 million of start-up costs for our new facilities in Latin America along with the operational inefficiencies in North America mentioned above.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$179,191	$172,270	$569,230	$524,070
Segment Income	49,314	44,737	154,589	141,154
Segment Income as a percentage of Net Sales	27.5%	26.0%	27.2%	26.9%

Net sales for the Pharma segment increased by 4% in the third quarter of 2014 to $179.2 million compared to $172.3 million in the third quarter of 2013.  Sales, excluding changes in foreign currency rates, increased 5%.  Sales, excluding foreign currency changes, to the prescription and consumer health care markets increased 7% and 8%, respectively.  Prescription increases over the prior year period were mainly due to strong demand for our pain management products while consumer health care’s growth was related to several new eye care product introductions using our ophthalmic squeeze dispenser along with strong cough and cold product sales. Sales, excluding foreign currency changes, to the injectables market decreased 5% due to inventory destocking at certain customers and challenging comparisons to strong sales levels in the third quarter of 2013.

Net sales for the first nine months of 2014 increased by 9% to $569.2 million compared to $524.1 million in the first nine months of the prior year.  Foreign currency changes had a positive impact of 2% on total segment sales.  Excluding changes in foreign currency rates, sales increased by 7% in the first nine months of 2014 compared to the first nine months of 2013.  Excluding foreign currency rate changes, sales to the prescription and consumer health care markets increased 6% and 15%, respectively, in the first nine months of 2014 compared to the same period in the prior year.  Prescription growth was led by strong sales of our products to the asthma/COPD and pain markets while consumer health care increases were due to several new eye care product introductions using our ophthalmic squeeze dispenser along with strong nasal decongestant product sales.  Excluding foreign currency rate changes, sales to the injectables market decreased 1% due to the strong comparable sales volumes in the first nine months of 2013 mentioned above as well as customer overstocking issues.

Segment income in the third quarter of 2014 increased approximately 10% to $49.3 million compared to $44.7 million reported in the same period in the prior year.  This increase is mainly attributed to higher sales for both the prescription and consumer health care markets as mentioned above.

Segment income in the first nine months of 2014 increased approximately 10% to $154.6 million compared to $141.2 million reported in the same period of the prior year.  This increase is again mainly attributed to higher sales for the prescription and consumer health care markets.  The Pharma segment also recognized a $1.5 million expense in the first quarter of 2014 related to the write-down of a non-controlling investment to align with the current fair value.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$93,846	$75,323	$274,027	$244,141
Segment Income	11,713	7,688	33,209	28,102
Segment Income as a percentage of Net Sales	12.5%	10.2%	12.1%	11.5%

Net sales for the Food + Beverage segment increased 25% in the third quarter of 2014 to $93.8 million compared to $75.3 million in the third quarter of 2013.  Changes in foreign currency rates did not have a material impact on reported sales for the quarter. Excluding foreign currency changes, sales to the food market increased 13% while sales to the beverage market increased 42%.  The food market increase is due to improved sales of our products to the sauces/condiments and the dairy creamer markets while the beverage market increase is mainly due to the continued success of our products used on functional beverages in the Asian region as well as increases in custom tooling project sales.  Increases in resin pass-throughs to our customers positively impacted sales by $0.8 million.

Net sales for the first nine months of 2014 increased 12% to $274.0 million compared to $244.1 million in the first nine months of the prior year.  Changes in foreign currency rates did not have a material impact on reported sales for the first nine months of 2014. Excluding foreign currency changes, sales to the food market increased 7% and sales to the beverage market increased 19% in the first nine months of 2014 compared to the same period in the prior year.  Consistent with the third quarter, the nine month food sales increase is mainly due to improving sales of our products to the sauces/condiments and the dairy creamer markets.  The beverage sales increase is driven by the continued success of our products used on functional beverages in the Asian region as well as growth in the concentrate flavoring market in Europe.

Segment income in the third quarter of 2014 increased 52% to $11.7 million compared to $7.7 million during the same period in the prior year.  The impact from the sales increases discussed above was partially offset by higher research and development costs to support ongoing product development initiatives.

Segment income in the first nine months of 2014 increased 18% to $33.2 million compared to $28.1 million reported in the same period of the prior year.  Strong growth in product sales along with improved manufacturing productivity and cost absorption offset increased research and development costs and contributed to the improvement in the first nine months of 2014 compared to the same period in the prior year.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 13 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense increased slightly to $8.4 million for the quarter ended September 30, 2014 compared to $8.1 million in the third quarter of the prior year mainly due to higher professional fees associated with our legal entity reorganization project in 2014.

Corporate & Other expense in the first nine months of 2014 increased to $28.7 million compared to $27.6 million reported in the same period of the prior year.  The increase is mainly due to increases in professional fees mentioned above.  These increases were partially offset by a $1.5 million adjustment for accelerated depreciation recognized on certain corporate assets in 2013.

FOREIGN CURRENCY

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound and Swiss Franc, among others.  Recently we have experienced volatility in certain currencies, including the Argentine Peso, Brazilian Real, Indian Rupee and the Russian Ruble.  We manage our exposures to foreign exchange principally with forward exchange contracts to hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  Changes in exchange rates on such inter-country sales could materially impact our results of operations.

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

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2014 compared to 2013 is as follows:

	2014	2013
First Quarter	$8.4	$6.5
Second Quarter	3.7	2.8
Third Quarter	3.0	2.2
Fourth Quarter (estimated for 2014)	2.9	2.2
	$18.0	$13.7

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first nine months of 2014, our operations provided approximately $200.0 million in cash flow compared to $194.5 million for the same period a year ago.  A majority of the operating cash flows were utilized to finance capital expenditures.

We used $127.3 million in cash for investing activities during the first nine months of 2014, compared to $108.3 million during the same period a year ago.  The increase in cash used for investing activities is due primarily to the increase in capital expenditures of $15.1 million in the first nine months of 2014 compared to the first nine months of 2013.  Cash outlays for capital expenditures for 2014 are estimated to be approximately $170 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used $5.0 million in cash for financing activities during the first nine months of 2014 compared to $80.6 million during the same period a year ago.  The decrease in cash used by financing activities is due primarily to an increase in the proceeds from notes payable primarily used to cover dividends and share repurchases in 2014.

Cash and equivalents increased to $347.4 million at September 30, 2014 from $309.9 million at December 31, 2013.  Total short and long-term interest bearing debt also increased in the first nine months of 2014 to $602.1 million from $494.6 million at December 31, 2013.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 15.3% at the end of September 2014 compared to 11.1% at December 31, 2013.

Our U.S. operations generate sufficient cash flows to fund their liquidity needs and do not depend on cash located outside of the U.S. for their operations.  Nevertheless, we are a dividend payer and have an active share repurchase program.  These two items are funded with operating cash flows from the U.S. and are supplemented by additional borrowings from our revolving credit facility.  Specifically, in the U.S., we have an unsecured $300 million revolving line of credit of which $70 million was unused and available as of September 30, 2014 and we believe we have the ability to borrow additional funds should the need arise.  On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018.  On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2014
Debt to total capital ratio	Maximum of 55%	29.9%

Based upon the above debt to total capital ratio covenant, we had the ability to borrow approximately an additional $1.1 billion at September 30, 2014 before the 55% requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $347.4 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on these funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We would not expect future impacts to be materially different.

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

On October 23, 2014, the Board of Directors declared a quarterly dividend of $0.28 per share payable on November 26, 2014 to stockholders of record as of November 5, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  Standards which are effective for the first nine months of 2014 are discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance will be effective for the Company’s fiscal year beginning after December 15, 2016.  Early application is not permitted.  We are currently evaluating the effect that the guidance will have on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

We anticipate that the fourth quarter will be challenging. Consistent with recent macroeconomic indicators, certain markets in Latin America and Europe are expected to be weaker than recent quarters.  We do not see the U.S. growth trajectory in our markets changing dramatically. In addition, we face a difficult comparison to the strong fourth quarter of the prior year when we posted double-digit top-line growth and foreign currency exchange rates were much more favorable than they are today. Despite these challenges, the fundamentals of our end markets have not changed and we will stay focused on our strategic approach to these markets as we invest in innovative solutions that help our customers grow their businesses.

AptarGroup expects earnings per share for the fourth quarter using a 33% effective tax rate to be in the range of $0.58 to $0.63 per share compared to $0.54 per share reported in the prior year.  Comparable prior year earnings per share of $0.60 per share exclude the negative impacts of $0.05 per share from charges related to the European restructuring plan and $0.05 per share related to the net effect of several tax related items, and include a downward adjustment of $0.04 per share which is necessary to state the prior year earnings per share using foreign currency exchange rates as of September 30, 2014.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q.  Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic, environmental and political conditions worldwide;
•	financial conditions of customers and suppliers;
•	the cost of materials and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	changes or consolidations within our customer base and/or changes in consumer spending levels;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to contain costs and improve productivity;
•	our ability to successfully implement facility expansions and new facility projects, including the Stelmi expansion;
•	our ability to increase prices, contain costs and improve productivity;
•	significant fluctuations in foreign currency exchange rates, including the current volatility noted in the Latin American and Asian regions;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war or terrorism;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policy, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound and Swiss Franc, among others.  Recently we have experienced volatility in certain currencies, including the Argentine Peso, Brazilian Real, Indian Rupee and the Russian Ruble.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations.  Conversely, a weakening U.S. dollar has an additive effect.

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

The table below provides information as of September 30, 2014 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the fourth quarter of 2014.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$61,680	0.8275	60,652-62,207
Euro/U.S. Dollar	23,570	1.3204	19,591-23,570
Euro/Brazilian Real	18,773	3.3077	18,659-20,176
British Pound/Euro	9,591	1.252	8,504-9,591
Euro/Mexican Peso	9,587	18.6624	9,092-9,737
Czech Koruna/Euro	7,296	0.0363	5,863-7,296
Euro/Indian Rupee	5,495	86.2674	5,495-5,495
Euro/Colombian Peso	3,287	2,880.399	3,287-3,287
Euro/Chinese Yuan	2,817	8.2122	1,503-2,817
U.S. Dollar/Chinese Yuan	2,800	6.1946	2,800-8,030
Euro/Thai Baht	1,974	44.93	1,974-1,974
U.S. Dollar/Euro	1,770	0.7772	500-2,088
Euro/Indonesian Rupiah	1,667	16711	1,667-1,667
U.S. Dollar/Brazilian Real	1,137	2.3897	927-1,137
Mexican Peso/U.S. Dollar	1,080	0.0755	0-1,080
Euro/Russian Ruble	1,022	46.8264	1,022-1,022
Other	1,479
Total	$155,025

As of September 30, 2014, we have recorded the fair value of foreign currency forward exchange contracts of $0.8 million in prepaid and other, $0.1 million in miscellaneous other assets, $3.0 million in accounts payable and accrued liabilities and $0.3 million in deferred and other non-current liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of our common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of shares of our common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2014, the Plan purchased 1,350 shares of our common stock on behalf of the participants at an average price of $61.38 per share, for an aggregate amount of $82.9 thousand, and sold 850 shares of our common stock on behalf of the participants at an average price of $63.50 per share, for an aggregate amount of $54.0 thousand.  At September 30, 2014, the Plan owns 49,536 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2014:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs

7/1 – 7/31/14	162,500	$62.72	162,500	3,010,191
8/1 – 8/31/14	437,500	62.72	437,500	2,572,691
9/1 – 9/30/14	--	--	--	2,572,691
Total	600,000	$62.72	600,000	2,572,691

The Company announced the repurchase program in effect for the quarter ended September 30, 2014 on July 18, 2013, which authorized the Company to repurchase up to four million shares of our outstanding common stock.  There is no expiration date for this repurchase program.  On October 30, 2014, the Company announced a new share repurchase authorization of up to $350 million of common stock.  This new authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

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

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, filed with the SEC on November 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets – September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 6, 2014

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, filed with the SEC on November 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets – September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013 and (vi) the Notes to Condensed Consolidated Financial Statements.