Form 10-K
period 2014-12-31
APTARGROUP INC
filed 2015-02-27
CIK 896622

Use these links to rapidly review the document

TABLE OF CONTENTS 2

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $4,258,697,782.

The number of shares outstanding of common stock, as of February 23, 2015, was 62,334,070 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 6, 2015 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10-K

For the Year Ended December 31, 2014

i /ATR

2014 Form 10-K

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

        We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of our 2014 net sales.

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

AVAILABLE INFORMATION

 Our periodic and current reports are available, free of charge, through a link on the Investors page of our website (www.aptar.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Also posted on our website are the charters for our Audit, Compensation, Governance and Executive Committees, our Governance Principles, our Code of Business Conduct & Ethics, our Director Independence Standards and our Conflict Minerals Statement. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment or waiver to the Code of Business Conduct & Ethics applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

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

1 /ATR

2014 Form 10-K

BEAUTY + HOME

 The Beauty + Home segment is our largest segment in terms of net sales and total assets representing 58% and 49% of AptarGroup's Net Sales and Total Assets, respectively. The Beauty + Home segment primarily sells pumps, closures, aerosol valves and accessories to the personal care and home care markets and pumps and decorative components to the beauty market. We believe we are a leading supplier for the majority of the products we sell primarily to the beauty, personal care and home care markets.

 Beauty.    Sales to the beauty market accounted for approximately 46% of the segment's total net sales in 2014. The beauty market requires a broad range of spray pumps and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors of this market. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. We are a leading provider of packaging solutions for prestige and mass market fragrance products. Our cosmetic lotion pumps, airless dispensing systems and lotion sampling devices, and decorative capabilities will also provide growth opportunities. We have experienced significant growth in recent years in Latin America, particularly in the sales of our products to the beauty market, and we believe there are significant opportunities for growth in the sale of our products for cosmetic applications in Asia.

 Personal Care.    Sales to the personal care market accounted for approximately 45% of the segment's total net sales in 2014 and primarily included sales of fine mist spray pumps, lotion pumps, closures and continuous spray aerosol valves. Personal care spray pump applications include hair care, body care and sun care products. Typical lotion pump applications include skin moisturizers, hand sanitizers and soap. Personal care closures applications include shampoos and conditioners. Personal care continuous spray aerosol valve applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous spray aerosol valve offerings.

 Home Care.    Sales to the home care market accounted for approximately 8% of the segment's total net sales in 2014 and primarily included sales of continuous or metered dose spray aerosol valves, closures and to a lesser degree spray and lotion pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure applications include liquid detergents and household cleansers. Spray and lotion pump applications primarily include household and industrial cleaners. There is a trend towards concentrated cleaners and laundry care products that could provide opportunities for incorporating our dosing dispensing technologies.

PHARMA

 The Pharma segment is our second largest segment in terms of net sales and total assets, accounting for 29% and 25% of AptarGroup's Net Sales and Total Assets, respectively, and is our most profitable segment. We believe we are the leading supplier of pumps and metered dose inhaler valves ("MDI's") to the pharmaceutical market worldwide and we believe we are the number three supplier of elastomer for injectables primary packaging components worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing an alternative to traditional medication forms such as pills with value-added, convenient dispensing systems will continue to offer opportunities for our business. In addition, with the trend towards heath care reform we believe there are opportunities for growth in the over the counter and generic pharmaceutical categories.

 Prescription Drug.    Sales to the prescription drug market accounted for approximately 54% of the segment's total net sales in 2014. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Recently, there is a trend of nasal allergy products moving from prescription-only to being sold over the counter without a prescription. This trend could provide us with growth opportunities as this movement could allow customers easier access to these types of treatments. Our nasal pumps and unit dose device are also used to deliver pain management products. Potential opportunities for providing alternatives to the traditional pill and injectable dosage forms of medication include pump dispensing systems for vaccine treatment, additional cold and flu treatments, central nervous systems applications and hormone replacement therapies.

        MDI's are used for dispensing precise amounts of medication. This aerosol technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. Currently the majority of our MDI's sold are used for respiratory ailments such as asthma and COPD.

        We continue to develop new dispensing systems and accessories in this segment. We have developed new delivery device technologies featuring lock-out capabilities. We also provide single dose delivery devices suitable for central nervous system applications and hormone replacement therapies. While we expect that these new products will come to market in the

2 /ATR

2014 Form 10-K

future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers which use our dispensing systems.

 Consumer Health Care.    Sales to the consumer health care market accounted for approximately 27% of the segment's total net sales in 2014. Applications for this market are similar to the pharmaceutical market; however, these applications are sold over the counter without a prescription. Typical consumer health care spray pump applications include nasal decongestants, nasal salines and cough and cold applications. Typical consumer health care valve applications include nasal saline using our bag-on valve technology. We have developed a new multi dose ophthalmic dispensing device suitable for unpreserved medicinal formulations. This technology is successfully marketed in Europe and is under development for other markets. Other products sold to this market include airless pump systems for dermal applications. We have recently seen a trend to more child resistant and senior-friendly packaging solutions and are developing products to meet these market needs.

 Injectables.    Sales to the injectables market accounted for approximately 19% of the segment's total net sales in 2014. Injectables are elastomer primary packaging components for injectable drug delivery. Injectable products offered include stoppers for vials. Injectables also include pre-filled syringe components, such as plungers, needle shields, tip caps and components for cartridges, as well as disposable syringe plungers. Pharmaceutical applications for this market include vaccines, anti-thrombotic, small molecules and biologics.

FOOD + BEVERAGE

 The Food + Beverage segment is our smallest segment in terms of net sales and total assets representing 13% and 11% of AptarGroup's Net Sales and Total Assets, respectively, but has been our fastest growing segment. We primarily sell dispensing closures and, to a lesser degree, non-dispensing closures, spray pumps and aerosol valves primarily to the food and beverage markets.

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

 Food.    Sales to the food market accounted for approximately 55% of the segment's total net sales in 2014 and primarily include sales of dispensing closures and elastomeric flow-control components. To a lesser degree we also sell non-dispensing closures, continuous spray aerosol valves and spray pumps to this market. Applications for dispensing closures include sauces, condiments and food products. Applications for non-dispensing closures include granular and powder food products along with baby food closures. Applications for continuous spray aerosol valves include cooking sprays. Spray pump applications primarily include butter or salad dressing sprays.

 Beverage.    Sales to the beverage market accounted for approximately 43% of the segment's total net sales in 2014 and primarily include sales of dispensing closures and elastomeric flow-control components. Sales of dispensing closures to the beverage market have increased significantly over the last several years as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings. Examples of beverage products currently utilizing lotion pump technologies include syrups and concentrates.

GENERAL BUSINESS INFORMATION

GROWTH STRATEGY

 We seek to enhance our position as a leading global solution provider of innovative packaging delivery solutions by (i) expanding geographically, (ii) converting less convenient or non-dispensing applications to convenient dispensing systems or replacing current dispensing applications with more value-added dispensing products and (iii) developing or acquiring new dispensing, safety or security technologies.

        We are committed to expanding geographically to serve local and multinational customers in existing and emerging areas. In 2014, we opened manufacturing operations in Colombia to better serve the Andean region.

        We believe opportunities exist to introduce our dispensing systems to replace non-dispensing applications. Examples of these opportunities in the food and beverage markets include single and multi-serve non-carbonated beverages, condiments, cooking oils, infant formula and pouch dispensing fitments. In the beauty market, potential conversion opportunities include creams and lotions currently packaged in jars or tubes using removable non-dispensing closures, converting to lotion pumps or dispensing closures. Other opportunities in the beauty and personal care markets include replacing closures on skin care applications with spray technology and creating new ways for our consumers to dispense beauty products such as our bulb atomizers for fragrances and pen-like applicators for high-end cosmetic serums. We also continue to believe there are growth opportunities for convenient dispensing pump or MDI systems for pharmaceutical

3 /ATR

2014 Form 10-K

applications such as vaccines, cold and flu treatments, hormone replacement therapies, pain medication, sleep aids and ophthalmic applications.

        We are committed to developing or acquiring new dispensing technologies that can lead to the development of completely new dispensing systems or can complement our existing product offerings. In the consumer health care market we have developed a multi-use preservative free dispensing product for eye wetting applications to replace single-use packaging. We have liner-less hot-fill dispensing technologies, which are being used on a variety of single-serve beverages and we have developed coating technologies for our elastomer components that will expand our offerings within the injectables market.

RESEARCH AND DEVELOPMENT

 One of our competitive strengths is our commitment to innovation. Our commitment to innovation has resulted in an emphasis on research and development. Our research and development activities are directed toward developing affordable, new, innovative packaging delivery solutions and adapting existing products for new markets or customer requirements. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities, net of certain research and development credits, were $76.2 million, $71.8 million and $65.4 million in 2014, 2013 and 2012, respectively.

PATENTS AND TRADEMARKS

 We customarily seek patent and trademark protection for our products and brands. We own and currently have numerous applications pending for patents and trademarks in many regions of the world. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities in making our products that make it difficult for a competitor to duplicate. While valuable to our overall product portfolio, sales of any one individually patented product are not considered material to any specific segment or to the Company's consolidated results.

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

4 /ATR

2014 Form 10-K

associated with the noncancelable portion is not material. Therefore, we do not believe that backlog as of any particular date is an accurate indicator of future results.

CUSTOMERS

 The demand for our products is influenced by the demand for our customers' products. Demand for our customers' products may be affected by general economic conditions, government regulations, tariffs and other trade barriers. Our customers include many of the largest beauty, personal care, pharmaceutical, home care, food and beverage marketers in the world. We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of 2014 net sales. A consolidation of our customer base has occurred and this trend is expected to continue. A concentration of customers presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers. However, this situation also may result in pricing pressures, concentration of credit risk or a loss of volume.

INTERNATIONAL BUSINESS

 We have grown geographically by serving both large multi-national customers and local customers in developing regions. Sales in Europe for the years ended December 31, 2014, 2013 and 2012 were approximately 58%, 58% and 54%, respectively, of net sales. We manufacture the majority of units sold in Europe at facilities in the Czech Republic, England, France, Germany, Ireland, Italy, Russia, Spain and Switzerland. Other countries in which we operate include Argentina, Brazil, China, Colombia, India, Indonesia, Japan, Mexico and Thailand which when aggregated represented approximately 17%, 17% and 18% of our consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. Export sales from the United States were $161.4 million, $143.9 million and $152.9 million in 2014, 2013 and 2012, respectively. For additional financial information about geographic areas, please refer to Note 17 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

FOREIGN CURRENCY

 Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and other South American and Asian currencies, among others. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. Changes in exchange rates on such inter-country sales could materially impact our results of operations.

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

EMPLOYEE AND LABOR RELATIONS

 AptarGroup has approximately 13,000 full-time employees. Of the full-time employees, approximately 7,400 are located in Europe, 3,500 are located in Asia and South America and the remaining 2,100 are located in North America. The majority of our European and Latin American employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries and approximately 200 of the North American employees are covered by a collective bargaining agreement. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2014 and management considers our employee relations to be satisfactory.

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

5 /ATR

2014 Form 10-K

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

GOVERNMENT REGULATION

 Certain of our products are indirectly affected by government regulation. Demand for aerosol and pump packaging is affected by government regulations regarding the release of volatile organic compounds ("VOCs") into the atmosphere. Europe and the United States have regulations that require the reduction in the amount of VOCs that can be released into the atmosphere and the potential exists for this type of regulation to expand worldwide. These regulations required certain of our customers to reformulate certain aerosol and pump products, which may have affected the demand for such products. We own patents and have developed systems to function with alternative propellant and product formulations.

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

EXECUTIVE OFFICERS

 Our executive officers as of February 27, 2015 are as follows:

Name	Age	Position with the Company

Stephen Hagge	63	President and Chief Executive Officer
Mr. Hagge has been President and Chief Executive Officer since January 2012. Prior to this, Mr. Hagge was Chief Operating Officer from 2008 to 2011, Executive Vice President from 1993 to 2011, Secretary from 1993 to June 2011 and Chief Financial Officer of AptarGroup from 1993 to 2007.
Robert Kuhn	52	Executive Vice President, Chief Financial Officer and Secretary
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn has been Secretary since June 2011. Prior to this, Mr. Kuhn was Vice President Financial Reporting from 2000 to 2008.
Patrick Doherty	59	President, Aptar Beauty + Home
Mr. Doherty has been President of Aptar Beauty + Home since October 2010. Prior to this, Mr. Doherty was Co-President of Aptar Beauty + Home from January 2010 to October 2010 and served as President of SeaquistPerfect Dispensing Group from 2000 to 2009.
Eldon Schaffer	49	President, Aptar Food + Beverage
Mr. Schaffer has been President of Aptar Food + Beverage since January 2012. Prior to this, Mr. Schaffer was President of Aptar Beauty + Home North America from 2010 to 2011 and was Seaquist Closures' General Manager of North America from 2004 to 2009.
Salim Haffar	41	President, Aptar Pharma
Mr. Haffar has been President of Aptar Pharma since January 2014. From 2012 to 2013 Mr. Haffar worked with Capsugel, a leading pharmaceutical supplier of gelatin capsules for the oral drug delivery industry. From 2010 to 2012, he was President of Aptar Pharma's Prescription division. From 2008 to 2010, he was Co-President of the Company's Valois Group and President of Valois' Pharma division. Prior to 2008, Mr. Haffar held various sales and marketing positions within the Company's Valois Pharma division.
Ursula Saint-Léger	51	Vice President of Human Resources
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

2014 Form 10-K

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

FACTORS AFFECTING OPERATIONS OR OPERATING RESULTS

 We have foreign currency translation and transaction risks that may materially adversely affect our operating results.    A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the Euro, but we have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc, and other South American and Asian currencies, among others. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. The volatility of currency exchange rates may materially affect our operating results.

 If there is deterioration in economic conditions in a particular region or market, our business and operating results could be materially adversely impacted.    Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we believe we are well positioned to withstand slowness in any one particular region or market. However, economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. A tightening of credit in financial markets or other factors may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults, inventory or supply challenges and pricing pressures. An interruption in supply may also impact our ability to meet customer demands. Consumer demand for our customers' products and shifting consumer preferences are unpredictable and could have a negative impact on our customers and our customers' demand for our products. A disruption in the credit markets could also restrict our access to capital.

 Geopolitical conditions, such as recent events in Eastern Europe, could have a material adverse effect on our operations and financial results.    Our operations could be disrupted by geopolitical conditions such as international boycotts, acts of war, terrorist activity or other similar events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-source supplier programs on many of our materials which would better enable us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions. In addition, our customers may export their finished products using our dispensing devices that were sold in other regions and an adverse geopolitical event such as recent conflicts in Eastern Europe, may impact the sales of our customers' products and thus indirectly negatively impact the demand for our dispensing solutions.

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

 Higher raw material costs and other inputs and an inability to increase our selling prices may materially adversely affect our operating results and financial condition.    The cost of raw materials and other inputs (particularly resin, rubber, metal, anodization costs and transportation and energy costs) are volatile and susceptible to rapid and substantial changes due to factors beyond our control, such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand pressures. Raw material costs may increase in the coming years and, although we have generally been able to increase selling prices to cover increased costs,

7 /ATR

2014 Form 10-K

future market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.

 In difficult market conditions, our fixed costs structure combined with potentially lower revenues may negatively impact our results.    Our business is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult environments, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. Difficult market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.

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

 If our unionized employees were to engage in a strike or other work stoppage, our business, operating results and financial condition could be materially adversely affected.    The majority of our European and Latin American employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries and approximately 200 of our North American employees are covered by a collective bargaining agreement. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, operating results and financial position.

 If we were to incur a significant product liability claim above our current insurance coverage, our business, operating results and financial condition could be materially adversely affected.    Approximately 29% of our net sales are made to customers in the pharmaceutical industry. If our devices fail to operate as intended, medication prescribed for patients may be under administered, or may be over administered. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. A product liability claim or claims in our Pharma segment or our other segments in excess of our insurance coverage or not covered by existing insurance may materially adversely affect our business, operating results and financial condition.

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

 Single sourced materials and manufacturing sites could adversely impact our ability to deliver product.    The Company sources certain materials, especially some resins and rubber components for our pharmaceutical segment, from a single source. Any disruption in the supply of these materials could adversely impact our ability to deliver product to our customers. Similarly, we have certain components and / or products that are manufactured at a single location or from a single machine or mold. Any disruption to the manufacturing process could also adversely impact our ability to deliver product to our customers.

 We have approximately $330 million in recorded goodwill and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income.    We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See "Critical Accounting Estimates" in Part II, Item 7 for additional information.

 Government regulation on environmental matters regarding recycling or environmental sustainability policies could impact our business.    Future government regulations mandating the use or limitations of certain materials could impact our

8 /ATR

2014 Form 10-K

manufacturing processes or the technologies we use forcing us to reinvest in alternative materials or assets used in the production of our products.

 Increased cybersecurity threats could pose a risk to our operations.    Increased global information security threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure. While we do not believe we have experienced a specific cyber incident such as unauthorized access to our systems or disruption of functionality, we attempt to mitigate these types of risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems. We also periodically test our systems for vulnerabilities and have recently on occasion used a third party to conduct such tests. Even with these mitigations, our information systems remain potentially vulnerable to sophisticated cybersecurity threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

 Consolidation of customer base could impact of business.    We believe mergers and acquisitions within our customer base create opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers. However, consolidation of our customers could lead to pricing pressures, concentration of credit risk and fewer opportunities to introduce new products to the market.

FACTOR AFFECTING APTARGROUP STOCK

 Ownership by Certain Significant Shareholders.    Currently, Aptar has six shareholders who each own between 5% and 11% of our outstanding common stock. If one of these significant shareholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

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

9 /ATR

2014 Form 10-K

and the capacity of our plants to be adequate for the needs of our business. The locations of our principal manufacturing facilities, by country, are set forth below:

ARGENTINA
Florencio Varela (1 & 2)
Tortuguitas (1 & 3)

 BRAZIL
Cajamar (1)
Maringá Paraná (1 & 3)
Jundiai (1)

 CHINA
Suzhou (1, 2 & 3)

 COLOMBIA
Cali (1)

 CZECH REPUBLIC
Ckyne (1 & 3)

 FRANCE
Annecy (1 & 2)
Brecey (2)
Charleval (1 & 2)
Granville (2)
Le Neubourg (1)
Le Vaudreuil (2)
Oyonnax (1)
Poincy (1 & 3)
Verneuil Sur Avre (1)	GERMANY
Böhringen (1 & 2)
Dortmund (1)
Eigeltingen (2)
Freyung (1 & 3)
Menden (1)

 INDIA
Himachal Pradesh (1)
Hyderabad (1 & 3)
Mumbai (2)

 INDONESIA
Cikarang, Bekasi (1)

 IRELAND
Ballinasloe, County Galway (1)

 ITALY
Manoppello (1)
San Giovanni Teatino (Chieti) (1 & 3)

 MEXICO
Queretaro (1 & 3)

 RUSSIA
Vladimir (1 & 3)	SPAIN
Madrid (1)
Torello (1 & 3)

 SWITZERLAND
Mezzovico (2)

 THAILAND
Chonburi (1)

 UNITED KINGDOM
Leeds, England (1 & 3)

 UNITED STATES
Cary, Illinois (1, 2 & 3)
Congers, New York (2)
Libertyville, Illinois (1 & 3)
Lincolnton, North Carolina (3)
McHenry, Illinois (1 & 2)
Midland, Michigan (1 & 3)
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

2014 Form 10-K

ITEM 3.    LEGAL PROCEEDINGS

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT'S COMMON EQUITY

 Information regarding market prices of our Common Stock and dividends declared may be found in Note 21 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. As of February 10, 2015, there were approximately 300 holders of record of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

 The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the "Plan"). All eligible participants are located outside of the United States. An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2014, the Plan purchased 800 shares of our common stock on behalf of the participants at an average price of $68.38 per share, for an aggregate amount of $54.7 thousand, and sold 3,980 shares of our Common Stock on behalf of the participants at an average price of $64.33 per share, for an aggregate amount of $256.0 thousand. At December 31, 2014, the Plan owned 46,356 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

 The Company announced the repurchase program in effect through October 30, 2014 on July 18, 2013, which authorized the Company to repurchase up to four million shares of our outstanding Common Stock. Under this program, the Company repurchased approximately 1.4 million shares of its outstanding Common Stock in 2014 at a total cost of $91 million.

        On October 30, 2014, the Company announced a new share repurchase authorization of up to $350 million of Common Stock. This new authorization replaces previous authorizations and has no expiration date. AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

        On December 16, 2014, the Company entered into an agreement to repurchase approximately $250 million of its Common Stock under an accelerated share repurchase program (the "ASR program"). On that date, the Company paid $250 million to Wells Fargo Bank N.A. ("Wells Fargo") in exchange for approximately 3.1 million shares, currently estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on market prices at that time. The ultimate number of shares to be repurchased under the ASR program will be based on the volume-weighted average price of the Company's common stock during the term of the ASR program, less a discount. Final settlement of the ASR program is expected to be completed by the end of September 2015, although the settlement may be accelerated at Wells Fargo's option. The ASR program is part of the Company's $350 million share repurchase authorization.

        For the year ended December 31, 2014, Aptar spent $341 million to repurchase approximately 4.5 million shares.

11 /ATR

2014 Form 10-K

        The following table summarizes the Company's purchases of its securities for the quarter ended December 31, 2014:

Period	Total Number Of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)

10/1 - 10/31/14	—		$—	—	$350.0
11/1 - 11/30/14	—		—	—	350.0
12/1 - 12/31/14	3,133,814	(a)	63.82	3,133,814	100.0
Total	3,133,814	(a)	$63.82	3,133,814	$100.0
(a)
Represents shares delivered under our accelerated share repurchase program (the "ASR program") as described above.

SHARE PERFORMANCE

 The following graph shows a five year comparison of the cumulative total stockholder return on AptarGroup's common stock as compared to the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index and to an index of peer group companies we selected. The companies included in the peer group are: AEP Industries Inc., Bemis Company, Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Greif Inc., MeadWestvaco Corporation, Owen's-Illinois, Inc., Packaging Corporation of America, Rock-Tenn Company, Sealed Air Corporation, Silgan Holdings, Inc., Sonoco Products Company, and West Pharmaceutical Services Inc.

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

12 /ATR

2014 Form 10-K

ITEM 6.    SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

Dollars in millions, except per share data

Years Ended December 31,	2014	2013	2012	2011	2010

Statement of Income Data:
Net Sales	$2,597.8	$2,520.0	$2,331.0	$2,337.2	$2,076.7
Cost of sales (exclusive of depreciation and amortization shown below)	1,755.3	1,708.9	1,590.4	1,568.3	1,378.8
% of Net Sales	67.6%	67.8%	68.2%	67.1%	66.4%
Selling, research & development and administrative	383.9	364.7	341.6	347.6	296.9
% of Net Sales	14.8%	14.4%	14.7%	14.9%	14.3%
Depreciation and amortization (1)	152.2	150.0	137.0	134.2	133.0
% of Net Sales	5.8%	6.0%	5.9%	5.7%	6.4%
Restructuring initiatives	—	11.8	3.1	(0.1)	0.1
% of Net Sales	—	0.5%	0.1%	—	—
Operating Income	306.4	284.6	258.9	287.1	268.0
% of Net Sales	11.8%	11.3%	11.1%	12.3%	12.9%
Net Income	191.6	171.9	162.4	183.6	173.6
% of Net Sales	7.4%	6.8%	7.0%	7.9%	8.4%
Net Income Attributable to AptarGroup, Inc.	191.7	172.0	162.6	183.7	173.5
% of Net Sales	7.4%	6.8%	7.0%	7.9%	8.4%
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	2.95	2.60	2.45	2.76	2.58
Diluted	2.85	2.52	2.38	2.65	2.48
Balance Sheet and Other Data:
Capital Expenditures	$161.9	$151.5	$174.1	$179.7	$118.8
Total Assets	2,437.2	2,497.8	2,324.4	2,159.3	2,032.7
Long-Term Obligations	588.9	354.8	352.9	254.9	258.8
Net Debt (2)	441.1	184.7	197.8	61.0	(22.1)
AptarGroup, Inc. Stockholders' Equity	1,103.4	1,479.8	1,379.9	1,289.8	1,278.9
Capital Expenditures % of Net Sales	6.2%	6.0%	7.5%	7.7%	5.7%
Interest Bearing Debt to Total Capitalization (3)	43.2%	25.1%	23.7%	25.4%	21.7%
Net Debt to Net Capitalization (4)	28.6%	11.1%	12.5%	4.5%	(1.8%)
Cash Dividends Declared per Common Share	1.0	9	1.0	0.8	8.8	0.6	6
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

2014 Form 10-K

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

        In MD&A, "we," "our," "us," "AptarGroup," "AptarGroup, Inc." and "the Company" refer to AptarGroup, Inc. and its consolidated subsidiaries.

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

        We define core sales as net sales excluding acquisitions and changes in foreign currency rates. Core sales is a non-GAAP financial measure. We present this measure as supplemental information to help our investors better understand the trends in our business results over time. Our management uses core sales to evaluate our business on a consistent basis. A reconciliation of core sales growth to net sales growth, the most comparable GAAP measure, can be found on page 15.

        Our diverse product offering and broad global reach drove core sales growth in 2014. In spite of softer macroeconomic conditions and inventory destocking in certain markets, we were able to grow core sales by 5% over the prior year. We saw improvement in year over year core sales growth in each of our business segments, end markets and geographic regions. Earnings growth was under pressure, particularly within our Beauty + Home segment, as we had certain start-up costs related to our expansion in Latin America, negative currency transaction effects and the negative impact on margins from softer volumes at different times throughout the year. However, strong results from our Pharma and Food + Beverage segments drove record annual earnings per share. On a geographic basis excluding currency effects, we benefitted from strong sales growth rates in Latin America and Asia while we had more moderate growth in Europe the U.S.

2014 HIGHLIGHTS

•
Diluted earnings per share increased 13% to a record $2.85 per share compared to $2.52 per share in the prior year.
•
Core sales increased 5%, while reported sales increased 3% due to foreign currency headwinds.
•
Sales growth across all three business segments, end markets and geographic regions drove results.
•
Pharma and Food + Beverage segments reported strong results.
•
Beauty + Home segment sales growth was affected by soft demand in several markets, start-up costs for our Colombian operations and a fire in one of our Brazilian facilities.
•
We spent approximately $341 million to repurchase 4.5 million shares of our common stock, including 3.1 million shares that were acquired as part of our accelerated share repurchase program executed during the fourth quarter.
•
We increased the quarterly dividend by 12% making this our 21st consecutive year of paying an increased annual dividend. We made total dividend payments to our shareholders totaling approximately $71 million.

14 /ATR

2014 Form 10-K

RESULTS OF OPERATIONS

 The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

	2014		2013		2012
Years Ended December 31,	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales	Amount in $ Thousands	% of Net Sales

Net sales	$2,597,809	100.0%	$2,520,013	100.0%	$2,331,036	100.0%
Cost of sales (exclusive of depreciation shown below)	1,755,266	67.6	1,708,936	67.8	1,590,365	68.2
Selling, research & development and administrative	383,909	14.8	364,747	14.4	341,634	14.7
Depreciation and amortization	152,218	5.8	149,956	6.0	137,022	5.9
Restructuring initiatives	—	—	11,800	0.5	3,102	0.1

Operating income	306,416	11.8	284,574	11.3	258,913	11.1
Other expense	(20,115)	(0.8)	(20,191)	(0.8)	(17,540)	(0.8)

Income before income taxes	286,301	11.0	264,383	10.5	241,373	10.3

Net Income	191,624	7.4	171,926	6.8	162,420	7.0

Effective tax rate	33.1%		35.0%		32.7%

NET SALES

 We reported net sales of $2.6 billion for 2014, 3% above 2013 reported net sales of $2.5 billion. The negative translation effect of 2% mainly relates to the strength of the U.S. Dollar compared to Latin American and Asian currencies as the Euro rates remained relatively stable when compared to the U.S. Dollar for the full year. All three operating segments saw core sales increases in 2014, but the consolidated 5% core sales growth was mainly driven by the strong results of our Food + Beverage and Pharma segments.

        In 2013, we reported net sales of $2.5 billion for 2013, 8% above 2012 reported net sales of $2.3 billion. Stelmi, which was acquired in July of 2012, reported sales for the first six months of 2013 of $74.0 million which contributed 3% to the reported increase in 2013 net sales. The negative translation effect from weakening Latin American and Asian currencies was offset by the stronger Euro compared to prior year. This resulted in a 1% positive impact from changes in exchange rates on our reported sales growth. Although all three operating segments saw core sales increases in 2013, the 4% core sales growth was mainly driven by the strong results of our Food + Beverage and Pharma segments.

Net Sales Change over Prior Year	2014		2013

Core Sales	5%		4%
Currency Effects	(2%	)	1%
Acquisitions	—		3%

Total Reported Net Sales Growth	3%		8%

        Foreign currency effects are approximations of the adjustment necessary to state the prior year earnings per share using current period exchange rates. For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.

        The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2014	% of Total	2013	% of Total	2012	% of Total

Domestic	$642,060	25%	$634,418	25%	$650,637	28%
Europe	1,506,992	58%	1,452,041	58%	1,269,289	54%
Other Foreign	448,757	17%	433,554	17%	411,110	18%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

 Our cost of sales as a percentage of net sales decreased in 2014 to 67.6% compared to 67.8% in 2013.

15 /ATR

2014 Form 10-K

The following factors positively impacted our cost of sales percentage in 2014:

 Mix of Products Sold.    Our Pharma segment sales represented a higher percentage of our overall sales in 2014 compared to 2013. This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.

 Incremental Cost Savings from Restructuring Plan.    On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe. Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities. The plan was substantially completed in 2013 and in 2014 we realized a full year of savings primarily in our Beauty & Home segment.

The following factors negatively impacted our cost of sales percentage in 2014:

 U.S. Overhead Utilization.    Soft demand in certain product lines negatively impacted our North American cost of sales, mainly in our Beauty + Home segment.

 Additional Latin American Costs.    During 2014, our cost of sales was negatively impacted by several events in Latin America which primarily impacted our Beauty + Home segment. We recognized approximately $3.0 million in one-time costs related to the start-up of our Colombian operations. Due to the significant devaluation of certain Latin American currencies, we recognized approximately $3.3 million of negative transaction effects related to the importing of components from different regions. In addition, we incurred $1.3 million of expenses related to a fire that occurred in one of our Brazilian facilities. The expenses related to the fire are expected to be reimbursed in future periods by insurance proceeds which will be recognized in the period they are realizable in accordance with accounting rules.

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

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

 Our Selling, Research & Development and Administrative expenses ("SG&A") increased approximately 5% or $19.2 million in 2014 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $24.2 million compared to the same period a year ago. The increase is due to several factors, including higher research and development costs mainly related to our bonded aluminum to plastic technology. We also realized higher information technology costs associated with our ongoing enterprise resource planning system roll-ins along with higher stock compensation expense. For 2014, SG&A as a percentage of net sales increased to 14.8% compared to 14.4% of net sales in the same period of the prior year due primarily due to higher expenses during the current year.

        In 2013, our SG&A expenses increased approximately 7% or $23.1 million compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $20.3 million compared to the same period a year ago. Part of the increase is related to the Stelmi acquisition. In the first half of 2013, the Stelmi Group contributed approximately $9.9 million to our SG&A expense totals, while in 2012, we recorded $5.9 million of professional fees related to the acquisition. Also contributing to the increase were additional personnel costs and professional fees related to our North American enterprise system rollouts along with facility start-up costs in Latin America. For 2013, SG&A as a percentage of net sales decreased to 14.4% compared to 14.7% of net sales in the same period of the prior year due primarily to the increase in sales noted above.

16 /ATR

2014 Form 10-K

DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expense increased approximately 2% or $2.3 million in 2014. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.6 million compared to the same period a year ago. The investments in our new products and the continued roll-out of our global enterprise resource planning system mentioned above exceeded exceptional charges incurred in 2013. Depreciation and amortization as a percentage of net sales decreased slightly to 5.8% compared to 6.0% for the same period a year ago mainly due to the increase in sales in the current year.

        In 2013, depreciation and amortization expense increased approximately 9% or $12.9 million. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $11.1 million compared to the same period a year ago. Incremental Stelmi depreciation and amortization for the first six months of 2013 represented $4.8 million of this increase while the accelerated depreciation on certain corporate assets and the European restructuring plan represented $4.2 million. Additional investments in our business make up the remaining increase. Excluding acquisitions, depreciation and amortization as a percentage of net sales increased slightly to 6.0% compared to 5.9% for the same period a year ago mainly due to the increase in expenses noted above.

RESTRUCTURING INITIATIVES

 On November 1, 2012, the Company announced a plan to optimize certain capacity in Europe. Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities. Under the plan, two facilities closed which impacted approximately 170 employees. During 2013, we recognized $11.8 million of restructuring expenses along with $2.7 million accelerated depreciation of assets mentioned above. The plan was substantially completed at the end of 2013 with total costs of approximately $19.5 million.

OPERATING INCOME

 Operating income increased approximately $21.8 million or 8% to $306.4 million in 2014. Excluding changes in currency rates, operating income increased by approximately $22.7 million in 2014. 2013 results included the negative impact of the European restructuring plan charges of $11.8 million. The remaining $10.9 million increase in operating income over the prior year is due to additional operating income from our sales growth, primarily from the Pharma and Food + Beverage segments. Reported operating income as a percentage of net sales increased to 11.8% in 2014 compared to 11.3% for the same period in the prior year due to the costs associated with our European restructuring plan in 2013.

        In 2013, operating income increased approximately $25.7 million or 10% to $284.6 million. Excluding acquisitions and restructuring costs operating income increased by $11.3 million. The increase is mainly related to the sales growth across all three segments as discussed above. In 2013, the positive impact of Stelmi, which had operating income of $14.4 million in the first six months of 2013, was offset by the negative impact related to restructuring plan charges of $14.6 million. The 2012 results were negatively impacted by restructuring plan charges of $4.9 million, $5.9 million of Stelmi acquisition costs and $3.8 million related to Stelmi inventory fair value adjustments as mentioned above. Reported operating income, as a percentage of sales, increased slightly to 11.3% in 2013 compared to 11.1% in 2012 mainly due to the increase in sales discussed above.

NET OTHER EXPENSES

 Net other expenses in 2014 decreased slightly to $20.1 million compared to $20.2 million in 2013. Higher interest income and lower hedging costs were mostly offset by the recognition of a $1.5 million write-down on a non-controlling investment taken during the first quarter of 2014 to align with the current fair value.

        In 2013, net other expenses increased to $20.2 million compared to $17.5 million in 2012. This increase is mainly due to $1.6 million higher interest expense and increased losses in the fourth quarter on foreign currency transactions mainly due to the significant devaluation of the Argentine Peso, Brazilian Real and Indian Rupee when compared to the U.S. Dollar.

EFFECTIVE TAX RATE

 The reported effective tax rate on net income for 2014 and 2013 was 33.1% and 35.0%, respectively. The Company did not repatriate any earnings from foreign jurisdictions to the U.S. in 2014 and this reduced our reported effective tax rate compared to the prior year.

        The reported effective tax rate on net income for 2013 and 2012 was 35.0% and 32.7%, respectively. The higher tax rate for 2013 is primarily the result of tax regulation changes enacted in France, offset partially by the tax benefits resulting from an Italian tax law change as well as the expected use of a Brazilian net operating loss.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

 We reported net income of $191.7 million compared to $172.0 million reported in 2013 and $162.6 million reported in 2012.

17 /ATR

2014 Form 10-K

BEAUTY + HOME SEGMENT

Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012

Net Sales	$1,498,297	$1,488,145	$1,453,940	0.7%	2.4%
Segment Income (1)	98,368	109,272	123,527	(10.0)	(11.5)
Segment Income as a percentage of Net Sales	6.6%	7.3%	8.5%
(1)
Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 17 to the Consolidated Financial Statements in Item 8.

Net sales increased approximately 1% in 2014 to $1.50 billion compared to $1.49 billion in 2013. Changes in foreign currency negatively impacted reported sales for 2014 by 2%. Excluding changes in exchange rates, sales increased 3% in 2014 compared to the prior year. Sales of our products, excluding foreign currency changes, to the beauty market increased approximately 4% while sales to the personal care and home care markets increased approximately 3% and 4%, respectively, in 2014 compared to 2013. The increase in beauty sales is primarily due to growth of our prestige fragrance and skin care products. Personal care increased over the prior year due to stronger sales to our personal cleansing and sun care customers while the home care market increased mainly due to improved laundry care sales. Geographically, all four regions reported increases in net sales with strong core sales growth in our emerging markets along with moderate growth in Europe and the U.S. Customer tooling sales, excluding foreign currency changes, decreased in 2014 to $33.9 million compared to $37.7 million in the prior year.

        In 2013, net sales increased approximately 2% to $1.49 billion compared to $1.45 billion in 2012. Changes in foreign currency rates did not have a material impact on reported sales for 2013. Sales of our products, excluding foreign currency changes, to the beauty market increased approximately 2% while sales to the personal care market increased approximately 4% in 2013 compared to 2012. Softer sun care sales due to cooler weather conditions were offset by strong sales growth in Asia and Latin America. Sales of our home care products, excluding foreign currency changes, decreased approximately 4% mainly due to exiting certain unprofitable businesses in Europe. Geographically, increases in Europe, Asia and Latin America offset the softness in North America. Customer tooling sales, excluding foreign currency changes, decreased in 2013 to $38.6 million compared to $42.8 million in the prior year.

        Segment income for 2014 decreased approximately 10% to $98.4 million from $109.3 million reported in 2013. Soft demand in certain product lines negatively impacted our North American region. We also recognized approximately $3.0 million in one-time costs related to the start-up of our Colombian operations. Due to the significant devaluation of certain Latin American currencies, we recognized approximately $3.3 million of negative transaction effects related to the importing of components from different regions. In addition, we incurred $1.3 million of expense related to a fire that occurred in one of our Brazilian facilities. The expenses related to the fire are expected to be reimbursed in future periods by insurance proceeds which will be recognized in the period they are realizable.

        In 2013, segment income decreased approximately 12% to $109.3 million from $123.5 million reported in 2012. Increased earnings from the strong sales in Europe, Asia and Latin America were not able to offset the higher labor costs and operational inefficiencies brought on by softness in the North American region and facility start-up costs in Brazil and Colombia. Additional personnel costs and professional fees related to our North American enterprise system rollouts also negatively impacted segment income in 2013.

PHARMA SEGMENT

Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012

Net Sales	$751,226	$708,774	$588,693	6.0%	20.4%
Segment Income	204,698	189,689	141,912	7.9	33.7
Segment Income as a percentage of Net Sales	27.2%	26.8%	24.1%

Net sales increased 6% in 2014 to $751.2 million compared to $708.8 million in 2013. Foreign currency changes negatively impacted total segment sales by 1%. Excluding changes in exchange rates, sales increased 7% in 2014 compared to the prior year. Excluding foreign currency rate changes, sales of our products increased in each end market and geographic region we serve. Sales to the prescription drug market increased 6% on strong demand for our metered dose inhaler valves for various asthma and COPD treatments, including new generic launches in developing regions. We also continued to see

18 /ATR

2014 Form 10-K

strong demand for our consumer health care products, which increased 12% partially due to preservative free eye care launches in Europe using our innovative ophthalmic squeeze dispenser along with strong sales of our products used for nasal decongestant. Excluding foreign currency rate changes, sales to the injectables market increased 1%. Customer tooling sales, excluding foreign currency changes, decreased in 2014 to $16.9 million compared to $21.1 million in the prior year.

        In 2013, net sales increased 20% to $708.8 million compared to $588.7 million in 2012. Stelmi sales were $74.0 million during the first half of 2013 and represented 12% of the increase. Foreign currency changes had a positive impact of 2% on total segment sales. Excluding acquisitions and changes in exchange rates, sales increased 6% in 2013 compared to the prior year. Excluding acquisitions and foreign currency rate changes, sales of our products to the prescription drug and consumer health care markets increased 2% and 11%, respectively, in 2013 compared to the prior year. Decreases in the first quarter related to destocking of inventory by our customers serving the generic allergy market, especially in North America, and softness in the consumer health care market in Europe were more than offset by the increase in sales during the last nine months of the year. We also increased second half injectables sales during 2013 compared to 2012 due to strong volumes and selective pricing increases. Customer tooling sales, excluding foreign currency changes, also increased in 2013 to $22.0 million compared to $18.6 million in the prior year.

        Segment income increased 8% to $204.7 million in 2014 compared to $189.7 million in 2013. This increase is mainly attributed to higher sales for the prescription and consumer health care markets discussed above. The Pharma segment also recognized a $1.5 million expense in the first quarter of 2014 related to the write-down of a non-controlling investment to fair value.

        In 2013, segment income increased 34% to $189.7 million compared to $141.9 million in 2012. Stelmi segment income was $14.5 million in the first six months of 2013. We also reported the $5.9 million of acquisition fees and $3.8 million of fair value adjustments related to Stelmi during 2012. Excluding Stelmi and the related acquisition fees, segment income increased $23.6 million in 2013 compared to the prior year. This increase is attributed to the higher sales in each of the markets we serve by this segment along with improved overhead absorption at our Pharma operating facilities.

FOOD + BEVERAGE SEGMENT

Years Ended December 31,	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012

Net Sales	$348,286	$323,094	$288,403	7.8%	12.0%
Segment Income	37,728	35,186	30,415	7.2	15.7
Segment Income as a percentage of Net Sales	10.8%	10.9%	10.5%

Net sales increased by approximately 8% in 2014 to $348.3 million compared to $323.1 million in 2013. Excluding changes in foreign currency rates, sales increased 9%. Sales of our products, excluding foreign currency changes, to the food market increased 7% and sales of our products to the beverage market increased approximately 11% in 2014 compared to the prior year. The food sales increase is mainly due to improving sales of our products used to dispense sauces/condiments and dairy creamers. The beverage sales increase is driven by the continued success of our products used on functional beverages in the Asian region as well as growth in the concentrate flavoring market in Europe. Customer tooling sales, excluding foreign currency changes, also increased in 2014 to $28.5 million compared to $27.2 million in the prior year.

        In 2013, net sales increased by approximately 12% to $323.1 million compared to $288.4 million in 2012. Excluding changes in foreign currency rates, sales increased 11%. Sales of our products, excluding foreign currency changes, to the food market increased 10% and sales of our products to the beverage market increased approximately 13% in 2013 compared to the prior year. The sales increase to the food market is driven by strong product sales to the condiment, dairy and infant formula markets along with tooling sales, which increased $2.2 million over 2012. The increase in sales to the beverage market is mainly due to increased product sales globally, especially in Asia for the functional bottled water market.

        Segment income increased 7% to $37.7 million in 2014 compared to $35.2 million in 2013. This increase is mainly driven by the increase in product sales to both the food and beverage markets.

        In 2013, segment income increased 16% to $35.2 million compared to $30.4 million in 2012. Strong growth in product sales along with improved manufacturing productivity and cost absorption contributed to the improvements in 2013 compared to the prior year.

CORPORATE & OTHER

 Certain costs that are not allocated to our three operating business segments are classified as "Corporate & Other," which is presented separately in Note 17 of the Notes to the Consolidated Financial Statements. Corporate & Other primarily includes certain corporate compensation, professional fees, certain information system costs and LIFO inventory adjustments.

        Corporate & Other expense in 2014 increased slightly to $38.3 million compared to $38.0 million in 2013. The increase is mainly due to increases in professional fees associated with our legal entity reorganization project in 2014. The 2013 Corporate & Other expense included a $1.5 million adjustment for accelerated depreciation recognized on certain corporate assets in 2013.

19 /ATR

2014 Form 10-K

        In 2013, Corporate & Other expense increased to $38.0 million compared to $33.8 million in 2012. The increase is mainly due to a $1.5 million adjustment for accelerated depreciation on certain corporate assets and increased realized foreign currency translation losses due to the devaluation of certain currencies relative to the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES

 Our primary sources of liquidity are cash flows provided by our operations and our revolving credit facility. In 2014, our operations provided cash flows that totaled $314.6 million compared to $285.4 million in 2013 and $313.9 million in 2012. The increase in cash flow from operations in 2014 is mainly due to lower cash used for working capital compared to the prior year. A majority of the operating cash flows were utilized to finance capital expenditures. Comparing 2013 to 2012, the decrease in cash flow from operations relates to an increase in working capital needs in 2013 compared to 2012 mainly due to higher sales levels.

        We used $159.2 million in cash for investing activities during 2014, compared to $157.1 million during 2013 and $359.5 million during 2012. The increase was primarily related to the increase in capital expenditures of approximately $10.4 million during the year. Comparing 2013 to 2012, the decrease in cash used for investing activities is primarily due a decrease in capital expenditures of approximately $22.5 million as well as the Stelmi acquisition in July of 2012 which utilized $188 million in cash. We estimate that we will spend approximately $150 million (assuming current exchange rates) on capital expenditures in 2015.

        Our net cash used for financing activities in 2014 was $19.0 million compared to $67.1 million in 2013 and $99.4 million in 2012. In 2014, the decrease in cash used for financing activities was due to an increase in our proceeds from long-term debt which was primarily used to fund share repurchases through our accelerated share repurchase program. Comparing 2013 to 2012, the decrease in cash used for financing activities was primarily due to an increase in our borrowings which was used in part to fund a $39.0 million increase in share repurchases.

        Cash and equivalents increased $89.9 million to $399.8 million at the end of 2014 from $309.9 million at the end of 2013. Total short and long-term interest bearing debt increased to $840.9 million at the end of 2014 from $494.6 million at the end of 2013. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (Stockholders' Equity plus Net Debt) increased to 28.6% compared to 11.1% as of December 31, 2013.

        On January 31, 2012, we entered into a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup's consolidated leverage ratio. On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018. On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019. On December 16, 2014, we amended the credit facility to, among other things, change our financial covenants to the leverage and interest coverage ratios shown in the table below, and extend the maturity date of the revolving credit facility to December 16, 2019. The outstanding balance under the credit facility was $230 million at December 31, 2014 and $110 million at December 31, 2013 and is reported as notes payable in the current liabilities section of the Consolidated Balance Sheets. We incurred approximately $2.7 million and $1.0 million in interest and fees related to this credit facility during 2014 and 2013, respectively.

        Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2014
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.09 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	21.80 to 1.00
  (a)
  Definitions of ratios are included as part of the revolving credit facility agreement.

        Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 ratio requirement was exceeded.

        Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings. These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted. Cash generated by foreign operations has generally been reinvested locally. The majority of our $399.8 million in cash and equivalents is located outside of the U.S. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay income tax on those funds. Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount. We do not expect future impacts to be materially different.

20 /ATR

2014 Form 10-K

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

 Below is a table of our outstanding contractual obligations and future payments as of December 31, 2014:

Payment Due by Period	Total	2015	2016-2017	2018-2019	2020 and After

Long-term debt (1)	$605,160	$18,057	$51,217	$75,000	$460,886
Capital lease obligations (1)	2,424	635	1,296	493	—
Operating leases	84,873	19,292	26,308	17,916	21,357
Notes payable (2)	233,284	233,284	—	—	—
Purchase obligations (3)	31,850	21,084	—	10,766	—
Interest obligations (4)	165,373	24,561	43,257	35,044	62,511
Required minimum pension contribution (5)	—	—	—	—	—
Other liabilities reflected on the balance sheet under GAAP (6)	—	—	—	—	—

Total Contractual Obligations	$1,122,964	$316,913	$122,078	$139,219	$544,754

(1)
The future payments listed above for capital lease obligations and long-term debt repayments reflect only principal payments.
(2)
Notes payable mainly includes our revolving credit facility. The future payments listed above assume that the amounts under this credit facility will be paid in 2015; however the final maturity date of the facility is in 2019. The future payments listed above also assume that no additional amounts will be drawn under this credit facility.
(3)
Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transactions.
(4)
Approximately 0.3% of our total interest bearing long-term debt has variable interest rates. Using our long-term variable rate debt outstanding as of December 31, 2014 of approximately $1.7 million at an average rate of approximately 6.7%, we included approximately $0.1 million of variable interest rate obligations in 2014. No variable interest rate obligations were included in subsequent years.
(5)
This line represents the required minimum pension contribution obligation for the Company's U.S. plans. At this time, the Company is not required to make a contribution. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2015 and future years. Therefore amounts related to these plans are not included in the preceding table.
(6)
This line represents the current portion of the liability for uncertain tax positions. Aside from deferred income taxes, we have approximately $110.6 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 8 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.

21 /ATR

2014 Form 10-K

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 We have reviewed the recently issued accounting standards updates to the FASB's Accounting Standards Codification that have future effective dates. Standards which are effective for 2014 are discussed in Note 1 of the Notes to Consolidated Financial Statements.

        In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for the Company's fiscal year beginning after December 15, 2016. Early application is not permitted. We are currently evaluating the effect that the guidance will have on our financial statements.

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

IMPAIRMENT OF GOODWILL

 In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our business segments represent our reporting units except for Injectables which, based on our review, qualifies as a separate reporting unit for goodwill impairment testing. As of December 31, 2014, we have $329.7 million of goodwill, which is allocated as follows: $35.0 million is allocated to the Pharma reporting unit, $106.6 million is allocated to the Injectables reporting unit, $171.1 million is allocated to the Beauty + Home reporting unit and $17.0 million is allocated to the Food + Beverage reporting unit.

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

        For our goodwill impairment assessment we have adopted a standard that provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. If it is determined that the fair value of a reporting unit is below its carrying amount, where necessary, goodwill will be impaired at that time.

        We performed our annual goodwill impairment assessment as of December 31, 2014 for each of our reporting units. Based on our qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of goodwill attributed to these reporting units was greater than its carrying amount. As such, the annual two-step impairment test was deemed not necessary to be performed for our reporting units for the year ended December 31, 2014.

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

22 /ATR

2014 Form 10-K

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

        When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2014, we increased the allowance for doubtful accounts by approximately $741 thousand and we wrote off doubtful accounts of $906 thousand. Please refer to Schedule II—Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.

        We had approximately $407.0 million in net accounts receivable at December 31, 2014. At December 31, 2014, we had approximately $4.3 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover future non-payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $26 million. An additional loss of $26 million would reduce our Total Assets as of December 31, 2014 by approximately 1% and would have reduced Income Before Income Taxes by approximately 9%.

        If we had been required to recognize an additional $26 million in bad debt expense, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such additional expense, we would have been within the terms of our debt covenants.

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

        The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (Citigroup Pension Index Curve). At December 31, 2014, the discount rates for our domestic and foreign plans were 3.83% and 1.90%, respectively.

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

        To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $54.3 million increase in the PBO ($39.7 million for the domestic plans and $14.6 million for the foreign plans) and a $5.7 million increase in net periodic benefit cost ($4.5 million for the domestic plans and $1.2 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders' Equity. The estimated effect of a 1% increase in each discount rate would be a $41.9 million decrease in the PBO ($30.2 million for the domestic plans and $11.7 million for the foreign plans) and a $4.6 million decrease in net periodic benefit cost ($3.6 million for the domestic plans and $1.0 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate the current year reduction recognized in Other Comprehensive Income and Stockholders' Equity as related to pension assumptions.

        The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 47% was invested in equities, 27% was invested in fixed income securities, 3% was invested in money market funds, 15% was invested in hedge funds and 8% was invested in infrastructure securities at December 31, 2014. Of foreign plan assets, approximately 80% was invested in investment funds, 12% was invested in corporate securities, 1% was invested in fixed income securities, 5% was invested in equity securities and 2% was invested in cash at December 31, 2014.

        The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the

23 /ATR

2014 Form 10-K

actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year's net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $1.4 million increase (or decrease) in net periodic benefit cost.

        The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $6.2 million decrease in the PBO ($1.7 million for the domestic plans and $4.5 million for the foreign plans) and a $1.0 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $6.7 million increase in the PBO ($1.8 million for the domestic plans and $4.9 million for the foreign plans) and a $1.1 million increase to the net periodic benefit cost.

        Our primary pension related assumptions as of December 31, 2014 and 2013 were as follows:

Actuarial Assumptions as of December 31,	2014	2013	2012

Discount rate:
Domestic plans	3.83%	4.75%	3.80%
Foreign plans	1.90%	3.24%	3.19%
Expected long-term rate of return on plan assets:
Domestic plans	7.00%	7.00%	7.00%
Foreign plans	3.54%	3.79%	3.78%
Rate of compensation increase:
Domestic plans	4.00%	4.00%	4.00%
Foreign plans	3.00%	3.00%	3.00%

        In order to determine the 2015 net periodic benefit cost, the Company expects to use the December 31, 2014 discount rates, December 31, 2014 rates of compensation increase assumptions and expected long-term returns on domestic and foreign plan assets assumptions used for the 2014 net periodic benefit cost. The estimated impact of the changes to the assumptions as noted in the table above on our 2015 net periodic benefit cost is expected to be an increase of approximately $5.8 million.

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

        For 2014, expense related to share-based compensation was $18.0 million. Future changes in the subjective assumptions used in the Black-Scholes option-valuation model or estimates associated with forfeitures could impact our share-based compensation expense. For example, a one year reduction in the expected term of the options would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.7 million. In comparison, a one year increase in the expected term of the option would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.6 million. In addition, changes in the share price at the date of the grant would impact our share-based compensation expense. For example, a $5 decrease in the stock price would decrease the Black-Scholes valuation and reduce share-based compensation by approximately $0.8 million. In comparison, a $5 increase in the share price would increase the Black-Scholes valuation and increase share-based compensation by approximately $0.8 million.

OPERATIONS OUTLOOK

 We currently anticipate that certain foreign currency exchange rates, especially with the Euro, will continue to be a significant headwind on our translated results. Also, the soft demand in select markets that we saw in the fourth quarter could continue into the first quarter and make for difficult comparisons to our strong performance a year ago.

        AptarGroup expects earnings per share for the first quarter to be in the range of $0.60 to $0.65 per share compared to $0.71 per share reported in the prior year. Assuming a comparable foreign currency exchange rate environment, we estimate that comparable earnings per share for the prior year would have been approximately $0.60 per share.

24 /ATR

2014 Form 10-K

FORWARD-LOOKING STATEMENTS

 Certain statements in Management's Discussion and Analysis and other sections of this Form 10-K are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Liquidity and Capital Resources, Off-Balance Sheet Arrangements, and Operations Outlook sections of this Form 10-K. Words such as "expects," "anticipates," "believes," "estimates," and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•
economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•
political conditions worldwide, including current conflicts in Eastern Europe;
•
changes in customer and/or consumer spending levels;
•
financial conditions of customers and suppliers;
•
fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
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
•
fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
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

2014 Form 10-K

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

        The table below provides information, as of December 31, 2014, about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2015.

In thousands

Year Ended December 31, 2014 Buy/Sell	Contract Amount	Average Contractual Exchange Rate	Min/Max Notional Volumes

Swiss Franc/Euro	$67,876	0.8307	51,404-67,876
Euro/Brazilian Real	17,664	3.3226	17,664-24,449
Euro/U.S. Dollar	16,490	1.2364	8,135-23,570
British Pound/Euro	9,182	1.2602	7,850-10,014
Czech Koruna/Euro	8,787	0.0363	5,165-8,787
Euro/Mexican Peso	8,693	18.8756	4,398-10,448
Euro/Colombian Peso	6,574	2,959.3783	0-6,574
Euro/Indian Rupee	5,265	86.2674	3,012-5,495
U.S. Dollar/Brazilian Real	4,053	2.6518	760-4,053
U.S. Dollar/Euro	2,111	0.8121	200-3,891
Euro/Indonesian Rupiah	2,077	16,598.8238	0-2,077
Euro/Thai Baht	1,891	44.9300	280-1,974
U.S. Dollar/Chinese Yuan	1,870	6.2413	1,870-10,840
Other	2,518

Total	$155,051

        As of December 31, 2014, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.0 million in prepayments and other, $700 thousand in miscellaneous other assets, $2.4 million in accounts payable and accrued liabilities and $0.1 million in deferred and other non-current liabilities in the Consolidated Balance Sheets.

26 /ATR

2014 Form 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2014	2013	2012

Net Sales	$2,597,809	$2,520,013	$2,331,036

Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,755,266	1,708,936	1,590,365
Selling, research & development and administrative	383,909	364,747	341,634
Depreciation and amortization	152,218	149,956	137,022
Restructuring initiatives	—	11,800	3,102

	2,291,393	2,235,439	2,072,123

Operating Income	306,416	284,574	258,913

Other (Expense) Income:
Interest expense	(21,029)	(20,514)	(18,950)
Interest income	4,797	3,233	2,996
Equity in results of affiliates	(1,917)	(883)	(457)
Miscellaneous, net	(1,966)	(2,027)	(1,129)

	(20,115)	(20,191)	(17,540)

Income before Income Taxes	286,301	264,383	241,373
Provision for Income Taxes	94,677	92,457	78,953

Net Income	$191,624	$171,926	$162,420

Net Loss Attributable to Noncontrolling Interests	34	68	192

Net Income Attributable to AptarGroup, Inc.	$191,658	$171,994	$162,612

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$2.95	$2.60	$2.45

Diluted	$2.85	$2.52	$2.38

See accompanying notes to consolidated financial statements.

27 /ATR

2014 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands

Years Ended December 31,	2014	2013	2012

Net Income	$191,624	$171,926	$162,420

Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(192,824)	29,879	19,507
Changes in treasury locks, net of tax	24	45	209
Net loss on derivatives, net of tax	—	—	(7)
Defined benefit pension plan, net of tax
Actuarial (loss) / gain, net of tax	(29,842)	14,791	(22,316)
Amortization of prior service cost included in net income, net of tax	206	234	239
Amortization of net loss included in net income, net of tax	2,632	4,130	2,737

Total defined benefit pension plan, net of tax	(27,004)	19,155	(19,340)

Total other comprehensive (loss) income	(219,804)	49,079	369

Comprehensive (Loss) Income	(28,180)	221,005	162,789
Comprehensive Loss Attributable to Noncontrolling Interests	42	57	188

Comprehensive (Loss) Income Attributable to AptarGroup, Inc.	$(28,138)	$221,062	$162,977

See accompanying notes to consolidated financial statements.

28 /ATR

2014 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands

December 31,	2014	2013
Assets
Current Assets:
Cash and equivalents	$399,762	$309,861
Accounts and notes receivable, less allowance for doubtful accounts of $4,251 in 2014 and $4,416 in 2013	406,976	438,221
Inventories	311,072	353,159
Prepayments and other	96,128	97,170

	1,213,938	1,198,411

Property, Plant and Equipment:
Buildings and improvements	353,683	377,300
Machinery and equipment	1,919,507	1,982,195

	2,273,190	2,359,495
Less: Accumulated depreciation	(1,484,546)	(1,518,894)

	788,644	840,601
Land	23,011	24,061

	811,655	864,662

Other Assets:
Investments in affiliates	5,760	8,243
Goodwill	329,741	358,865
Intangible assets	40,045	49,951
Miscellaneous	36,051	17,630

	411,597	434,689

Total Assets	$2,437,190	$2,497,762

See accompanying notes to consolidated financial statements.

29 /ATR

2014 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

December 31,	2014	2013
Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable	$233,284	$138,445
Current maturities of long-term obligations	18,692	1,325
Accounts payable and accrued liabilities	352,762	403,051

	604,738	542,821

Long-Term Obligations	588,892	354,814

Deferred Liabilities and Other:
Deferred income taxes	25,521	42,072
Retirement and deferred compensation plans	109,517	71,883
Deferred and other non-current liabilities	4,606	5,864
Commitments and contingencies	—	—

	139,644	119,819

Stockholders' Equity:
AptarGroup, Inc. stockholders' equity
Common stock, $.01 par value, 199 million shares authorized, and 86.3 and 85.4 million shares issued at 2014 and 2013, respectively	862	853
Capital in excess of par value	507,313	493,947
Retained earnings	1,740,005	1,619,419
Accumulated other comprehensive (loss) income	(110,045)	109,751
Less: Treasury stock at cost, 24.3 million and 20.0 million shares in 2014 and 2013, respectively	(1,034,728)	(744,213)

Total AptarGroup, Inc. Stockholders' Equity	1,103,407	1,479,757
Noncontrolling interests in subsidiaries	509	551

Total Stockholders' Equity	1,103,916	1,480,308

Total Liabilities and Stockholders' Equity	$2,437,190	$2,497,762

See accompanying notes to consolidated financial statements.

30 /ATR

2014 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Years Ended December 31,	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$191,624	$171,926	$162,420
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	146,893	144,923	133,845
Amortization	5,325	5,033	3,177
Stock option based compensation	17,971	13,728	12,695
Provisions for/(recoveries of) bad debts	741	(385)	(595)
Deferred income taxes	(18,973)	6,844	(9,015)
Defined benefit plan expense	16,699	19,408	14,611
Equity in results of affiliates	1,917	883	457
Changes in balance sheet items, excluding effects from foreign currency adjustments and impact of acquisition:
Accounts and other receivables	(16,322)	(32,806)	16,689
Inventories	5,205	(29,918)	(19,712)
Prepaid and other current assets	(6,496)	(6,394)	10,124
Accounts payable and accrued liabilities	(24,319)	1,144	(824)
Income taxes payable	(10,949)	16,712	2,969
Retirement and deferred compensation plan liabilities	(370)	(19,441)	(2,073)
Other changes, net	5,605	(6,221)	(10,876)

Net cash provided by operations	314,551	285,436	313,892

Cash Flows from Investing Activities:
Capital expenditures	(161,940)	(151,510)	(174,053)
Disposition of property and equipment	5,106	436	2,629
Intangible assets	(9)	(725)	—
Acquisition of business, net of cash acquired	—	—	(187,840)
Investment in unconsolidated affiliate	—	(5,256)	(279)
Notes receivable, net	(2,357)	(65)	84

Net cash used by investing activities	(159,200)	(157,120)	(359,459)

Cash Flows from Financing Activities:
Proceeds from notes payable	95,816	94,184	—
Repayments of notes payable	—	—	(134,034)
Proceeds from long-term obligations	253,520	2,994	125,000
Repayments of long-term obligations	(778)	(28,320)	(3,042)
Dividends paid	(71,072)	(66,133)	(58,442)
Credit facility costs	(720)	(498)	(1,518)
Proceeds from stock option exercises	37,793	43,348	44,637
Purchase of treasury stock	(340,517)	(118,813)	(79,793)
Excess tax benefit from exercise of stock options	6,998	6,104	7,809

Net cash used by financing activities	(18,960)	(67,134)	(99,383)

Effect of Exchange Rate Changes on Cash	(46,490)	18,924	(2,911)

Net increase/(decrease) in Cash and Equivalents	89,901	80,106	(147,861)
Cash and Equivalents at Beginning of Period	309,861	229,755	377,616

Cash and Equivalents at End of Period	$399,762	$309,861	$229,755

Supplemental Cash Flow Disclosure:
Interest paid	$20,352	$20,679	$17,464
Income taxes paid	94,578	47,445	64,523

See accompanying notes to consolidated financial statements.

31 /ATR

2014 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 Years Ended December 31, 2014, 2013 and 2012

In thousands

	AptarGroup, Inc. Stockholders' Equity
	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance – December 31, 2011:	$1,409,388	$60,318	$827	$(545,612)	$364,855	$796	$1,290,572
Net income	162,612					(192)	162,420
Foreign currency translation adjustments		19,503				4	19,507
Changes in unrecognized pension gains/losses and related amortization, net of tax		(19,340)					(19,340)
Changes in treasury locks, net of tax		209					209
Net loss on derivatives, net of tax		(7)					(7)
Stock option exercises & restricted stock vestings			13	4	65,355		65,372
Cash dividends declared on common stock	(58,442)						(58,442)
Treasury stock purchased				(79,793)			(79,793)

Balance – December 31, 2012:	$1,513,558	$60,683	$840	$(625,401)	$430,210	$608	$1,380,498

Net income	171,994					(68)	171,926
Foreign currency translation adjustments		29,868				11	29,879
Changes in unrecognized pension gains/losses and related amortization, net of tax		19,155					19,155
Changes in treasury locks, net of tax		45					45
Stock option exercises & restricted stock vestings			13	1	63,737		63,751
Cash dividends declared on common stock	(66,133)						(66,133)
Treasury stock purchased				(118,813)			(118,813)

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(744,213)	$493,947	$551	$1,480,308

Net income	191,658					(34)	191,624
Foreign currency translation adjustments		(192,816)				(8)	(192,824)
Changes in unrecognized pension gains/losses and related amortization, net of tax		(27,004)					(27,004)
Changes in treasury locks, net of tax		24					24
Stock option exercises & restricted stock vestings			9	2	63,366		63,377
Cash dividends declared on common stock	(71,072)						(71,072)
Treasury stock purchased				(290,517)	(50,000)		(340,517)

Balance – December 31, 2014:	$1,740,005	$(110,045)	$862	$(1,034,728)	$507,313	$509	$1,103,916

See accompanying notes to consolidated financial statements.

32 /ATR

2014 Form 10-K

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

        On November 1, 2012, the Company initiated our European restructuring plan (see Note 20 Restructuring Initiatives for further details). During 2013, the Company recognized approximately $14.6 million of expense related to the plan, of which $2.7 million was accelerated depreciation. For presentation purposes, the accelerated depreciation related to this plan is reported in Depreciation and Amortization within the Consolidated Statements of Income.

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

INVESTMENTS IN AFFILIATED COMPANIES

 The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. There were no dividends received from affiliated companies in 2014, 2013 and 2012. The Company accounts for its investments less than 20% on the cost method.

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

GOODWILL

 Management believes the excess purchase price over the fair value of the net assets acquired ("Goodwill") in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e. greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the "step zero" approach and is an optional step in the annual goodwill impairment analysis. Management has performed this qualitative assessment as of December 31, 2014 for all four of our reporting units.

33 /ATR

2014 Form 10-K

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

RESEARCH & DEVELOPMENT EXPENSES

 Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $76.2 million, $71.8 million and $65.4 million in 2014, 2013 and 2012, respectively.

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

        In its determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of its foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S. From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations. The Company's policy is to permanently reinvest its accumulated foreign earnings and will only make a distribution to the U.S. out of current year earnings in order to meet the cash needs at the parent company. As such, the Company does not provide taxes on earnings that are deemed to be permanently reinvested.

        The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition. See Note 5 for more information.

TRANSLATION OF FOREIGN CURRENCIES

 The functional currencies of the majority of the Company's foreign operations are the local currencies. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders' Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented a loss of $37 thousand in 2014, a loss of $6.3 million in 2013, and a loss of $1.6 million in 2012.

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

34 /ATR

2014 Form 10-K

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

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

 Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB's Accounting Standards Codification.

        In July 2013, the FASB issued authoritative guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for the Company's fiscal years beginning after December 15, 2013. This standard did not impact our current year financial statements as this was already the Company's existing reporting treatment.

        In March 2013, the FASB issued authoritative guidance which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or if a controlling financial interest is no longer held. The guidance is effective for the Company's fiscal years beginning after December 15, 2013. This standard did not have a material impact on our current year financial statements.

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

        Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our Consolidated Financial Statements.

NOTE 2 INVENTORIES

 At December 31, 2014 and 2013, approximately 19% and 20%, respectively, of the total inventories are accounted for by the LIFO method. Inventories, by component, consisted of:

	2014	2013

Raw materials	$108,618	$114,359
Work in process	94,414	108,924
Finished goods	115,809	137,591

Total	318,841	360,874
Less LIFO reserve	(7,769)	(7,715)

Total	$311,072	$353,159

35 /ATR

2014 Form 10-K

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

 The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows by reporting segment:

	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Total

Goodwill	$179,890	$153,978	$17,684	$1,615	$353,167
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2012	$179,890	$153,978	$17,684	$—	$351,552

Foreign currency exchange effects	1,112	5,971	230	—	7,313

Goodwill	$181,002	$159,949	$17,914	$1,615	$360,480
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2013	$181,002	$159,949	$17,914	$—	$358,865

Foreign currency exchange effects	(9,853)	(18,357)	(914)	—	(29,124)

Goodwill	$171,149	$141,592	$17,000	$1,615	$331,356
Accumulated impairment losses	—	—	—	(1,615)	(1,615)

Balance as of December 31, 2014	$171,149	$141,592	$17,000	$—	$329,741

        The Company has also completed the annual impairment analysis of its reporting units as of December 31, 2014 using a qualitative analysis of goodwill commonly referred to as the "step zero" approach. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of goodwill attributed to all four of our reporting units was greater than its carrying amount. Therefore, no impairment of goodwill has been recorded.

        The table below shows a summary of intangible assets for the years ended December 31, 2014 and 2013.

		2014			2013
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

Amortization intangible assets:
Patents	7	$17,001	$(16,852)	$149	$20,165	$(19,732)	$433
Acquired Technology	15	35,701	(5,950)	29,751	40,546	(4,055)	36,491
License agreements and other	5	32,804	(22,659)	10,145	35,259	(22,232)	13,027

Total intangible assets	10	$85,506	$(45,461)	$40,045	$95,970	$(46,019)	$49,951

        Aggregate amortization expense for the intangible assets above for the years ended December 31, 2014, 2013 and 2012 was $5,325, $5,033 and $3,177, respectively.

        Estimated amortization expense for the years ending December 31 is as follows:

2015	$4,467
2016	3,887
2017	3,431
2018	3,432
2019 and thereafter	24,828

        Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2014.

36 /ATR

2014 Form 10-K

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

 At December 31, 2014 and 2013, accounts payable and accrued liabilities consisted of the following:

	2014	2013

Accounts payable, principally trade	$116,374	$150,122
Accrued employee compensation costs	125,227	126,845
Customer deposits and other unearned income	42,641	37,084
Other accrued liabilities	68,520	89,000

Total	$352,762	$403,051

NOTE 5 INCOME TAXES

 Income before income taxes consists of:

Years Ended December 31,	2014	2013	2012

United States	$31,681	$28,968	$58,250
International	254,620	235,415	183,123

Total	$286,301	$264,383	$241,373

        The provision (benefit) for income taxes is comprised of:

Years Ended December 31,	2014	2013	2012
Current:
U.S. Federal	$14,023	$7,174	$17,027
State/Local	42	(631)	491
International	99,585	79,070	70,450

	$113,650	$85,613	$87,968

Deferred:
U.S. Federal/State	$(10,130)	$9,575	$8,757
International	(8,843)	(2,731)	(17,772)

	$(18,973)	$6,844	$(9,015)

Total	$94,677	$92,457	$78,953

        The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2014, 2013 and 2012 to income before income taxes is as follows:

Years Ended December 31,	2014	2013	2012

Income tax at statutory rate	$100,205	$92,534	$84,481
State income taxes (benefits), net of federal benefit (tax)	770	(610)	717
Provision for distribution of current foreign earnings	695	11,388	9,552
Rate differential on earnings of foreign operations	(5,478)	(10,167)	(14,865)
Other items, net	(1,515)	(688)	(932)

Actual income tax provision	$94,677	$92,457	$78,953

Effective income tax rate	33.1%	35.0%	32.7%

        In 2014, we did not repatriate foreign earnings to the U.S. Therefore, the 2014 tax provision is lower than the prior year as 2013 included $10.1 million of net additional tax expense due to repatriations.

        The tax provision for 2013 reflects an increase of $6.7 million due to tax law changes in France. These changes were enacted on December 31, 2013 but retroactive to January 1, 2013. An additional $2.3 million of tax was incurred as a result of

37 /ATR

2014 Form 10-K

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

        Significant deferred tax assets and liabilities as of December 31, 2014 and 2013 are comprised of the following temporary differences:

	2014	2013
Deferred Tax Assets:
Pension liabilities	$35,582	$21,106
Stock options	15,672	10,785
Foreign tax credit carryforward	10,348	—
Net operating loss carryforwards	7,896	6,675
U.S. state tax credits	7,641	6,192
Vacation	5,892	6,109
Workers compensation	4,526	4,180
Other	9,584	15,709

Total gross deferred tax assets	97,141	70,756
Less valuation allowance	(7,734)	(4,840)

Net deferred tax assets	89,407	65,916

Deferred Tax Liabilities:
Depreciation, amortization and leases	53,121	61,316
Acquisition related intangibles	18,058	20,100

Total gross deferred tax liabilities	71,179	81,416

Net deferred tax assets / (liabilities)	$18,228	$(15,500)

        The foreign tax credit carryforward will expire in the years 2023 and 2024. There is no expiration date on $6.2 million of the tax-effected net operating loss carry forwards and $1.7 million (tax effected) will expire in the years 2015 to 2034. The U.S. state tax credit carryforwards of $7.6 million (tax effected) will expire in the years 2015 to 2029. The total amount of both net operating losses and state tax credit carryforwards that will expire in 2015 is $0.1 million. This amount is not expected to be used.

        The Company evaluates the deferred tax assets and records a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. The Company has established a valuation allowance of $2.2 million of the $7.9 million of tax effected net operating loss carry forwards. These losses are generally in start-up jurisdictions or locations that have not produced an operating profit to date. A valuation allowance of $5.4 million has been established against the $7.6 million of U.S. state tax credit carry forwards. A valuation allowance of $0.1 million has been established related to other future tax deductions in non-U.S. jurisdictions, the benefit of which management believes will not be realized.

        The Company repatriated a portion of foreign subsidiary earnings in 2013 and 2012 in the amount of $79 million each year. All of these amounts were received from our European operations except for $1.3 million from Canada in 2012. All repatriations from Europe were from current year earnings and not from funds previously considered permanently reinvested. The $1.3 million of Canadian funds were distributed as the result of the completion of our 2009 restructuring activities within Canada. The tax effects related to these repatriations were recorded in the period the repatriation decision was made. The Company made no distributions of foreign earnings to the U.S. in 2014.

        As of December 31, 2014, the Company had $1.3 billion of undistributed earnings from non-U.S. subsidiaries which have been designated as permanently reinvested. The Company has not made a provision for U.S. or additional foreign taxes on this amount. However, we estimate the amount of additional tax that might be payable on these earnings to be in the range of $100 million to $125 million. These earnings will continue to be reinvested indefinitely and could become subject to the additional tax if they were remitted as dividends or lent to a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

        The Company has not provided for taxes on certain tax-deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $2.2 million would become payable in the event the terms of the grant are not fulfilled.

38 /ATR

2014 Form 10-K

INCOME TAX UNCERTAINTIES

 The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2014	2013	2012

Balance at January 1	$7,988	$8,464	$9,071
Increases based on tax positions for the current year	113	110	245
Increases based on tax positions of prior years	228	381	107
Decreases based on tax positions of prior years	(1,073)	(92)	(257)
Settlements	(407)	(515)	(21)
Lapse of statute of limitations	(441)	(360)	(681)

Balance at December 31	$6,408	$7,988	$8,464

        The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is $6.3 million. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease no more than $5.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2014, 2013 and 2012, the Company had approximately $0.7 million, $0.9 million and $1.3 million, respectively, accrued for the payment of interest and penalties, of which approximately ($0.2) million, ($0.4) million and ($0.1) million was recognized in income tax expense in the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2011 – 2014
United States — State	2009 – 2014
France	2012 – 2014
Germany	2011 – 2014
Italy	2010 – 2014
China	2012 – 2014

NOTE 6 DEBT

 Average borrowings under short-term notes payable were $198.3 million and $61.4 million for 2014 and 2013, respectively. The average annual interest rate on short-term notes payable, which is included in the notes payable caption under current liabilities of the balance sheet was approximately 1.5% for 2014 and 3.1% for 2013. There are no compensating balance requirements associated with short-term borrowings.

        On January 31, 2012, we entered into a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the new credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup's consolidated leverage ratio. On January 31, 2013, we amended the revolving credit facility to, among other things, add a swingline loan sub-facility and extend the maturity date for the revolving credit facility by one year, to January 31, 2018. On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019. On December 16, 2014, we amended the credit facility to, among other things, change our financial covenants to leverage and interest coverage ratios, and extend the maturity date of the revolving credit facility to December 16, 2019. The outstanding balance under the credit facility was $230 million and $110 million at December 31, 2014 and 2013, respectively, and is reported as notes payable in the current liabilities section of the Consolidated Balance Sheets. We incurred approximately $2.7 million and $1.0 million in interest and fees related to this credit facility during 2014 and 2013, respectively. The revolving credit and the senior unsecured debt agreements contain covenants, with which the Company is in compliance, that include certain financial tests.

39 /ATR

2014 Form 10-K

        At December 31, the Company's long-term obligations consisted of the following:

	2014	2013
Notes payable 0.61% – 31.25%, due in monthly and annual installments through 2027	$5,160	$3,230
Senior unsecured notes 2.3%, due in 2015	16,000	16,000
Senior unsecured notes 6.0%, due in 2016	50,000	50,000
Senior unsecured notes 6.0%, due in 2018	75,000	75,000
Senior unsecured notes 3.8%, due in 2020	84,000	84,000
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured notes 3.5%, due in 2023	125,000	—
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.6%, due in 2025	125,000	—
Capital lease obligations	2,424	2,909

	607,584	356,139
Current maturities of long-term obligations	(18,692)	(1,325)

Total long-term obligations	$588,892	$354,814

        Aggregate long-term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years beginning in 2015 are $18,057, $51,217, $0, $75,000, $0 and $460,886 thereafter.

NOTE 7 LEASE COMMITMENTS

 The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2027. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term.

        Amortization expense related to capital leases is included in depreciation expense. Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $30,813, $30,720 and $26,911 in 2014, 2013 and 2012, respectively.

        Assets recorded under capital leases consist of:

	2014	2013
Buildings	$2,434	$15,162
Machinery and equipment	1,076	—

	$3,510	$15,162
Accumulated depreciation	(758)	(11,705)

	$2,752	$3,457

        Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2014:

	Capital Leases	Operating Leases
2015	$695	$19,292
2016	733	14,465
2017	674	11,843
2018	512	9,248
2019	—	8,668
Subsequent to 2019	—	21,357

Total minimum lease payments	2,614	$84,873

Amounts representing interest	(190)

Present value of future minimum lease payments	2,424
Lease amount due in one year	(635)

Total	$1,789

40 /ATR

2014 Form 10-K

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

	Domestic Plans		Foreign Plans
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$129,448	$136,321	$84,660	$80,610
Service cost	8,042	8,539	4,186	3,901
Interest cost	5,928	4,992	2,711	2,676
Business acquired	—	—	—	—
Curtailment/Settlement	—	—	—	(1,342)
Actuarial (gain) loss	33,058	(14,260)	14,765	(1,752)
Benefits paid	(4,975)	(6,144)	(3,111)	(2,952)
Foreign currency translation adjustment	—	—	(12,051)	3,519

Benefit obligation at end of year	$171,501	$129,448	$91,160	$84,660

	Domestic Plans		Foreign Plans
	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$100,567	$84,587	$54,075	$47,876
Actual return on plan assets	5,431	12,063	2,875	1,742
Employer contribution	10,071	10,061	8,016	5,419
Business acquired	—	—	—	—
Benefits paid	(4,975)	(6,144)	(3,111)	(2,952)
Foreign currency translation adjustment	—	—	(6,461)	1,990

Fair value of plan assets at end of year	$111,094	$100,567	$55,394	$54,075

Funded status at end of year	$(60,407)	$(28,881)	$(35,766)	$(30,585)

        The following table presents the funded status amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 2014 and 2013.

	Domestic Plans		Foreign Plans
	2014	2013	2014	2013
Current liabilities	$(471)	$(809)	$—	$—
Non-current liabilities	(59,936)	(28,072)	(35,766)	(30,585)

	$(60,407)	$(28,881)	$(35,766)	$(30,585)

        The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2014 and 2013.

	Domestic Plans		Foreign Plans
	2014	2013	2014	2013
Net actuarial loss	$64,272	$32,930	$36,219	$24,844
Net prior service cost	—	—	3,471	3,784
Tax effects	(24,102)	(12,349)	(12,762)	(9,116)

	$40,170	$20,581	$26,928	$19,512

41 /ATR

2014 Form 10-K

        Changes in benefit obligations and plan assets recognized in other comprehensive income in 2014 are as follows:

	Domestic Plans	Foreign Plans
Current year actuarial loss	$(34,211)	$(12,589)
Amortization of net loss	2,869	1,214
Amortization of prior service cost	—	313

	$(31,342)	$(11,062)

        The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2014 expected to be recognized as components of periodic benefit cost in 2015.

	Domestic Plans	Foreign Plans
Amortization of net loss	$5,536	$1,826
Amortization of prior service cost	—	279

	$5,536	$2,105

Components of net periodic benefit cost:

	Domestic Plans
	2014	2013	2012
Service cost	$8,042	$8,539	$7,217
Interest cost	5,928	4,992	4,913
Expected return on plan assets	(6,585)	(5,775)	(5,604)
Amortization of net loss	2,869	5,103	3,854
Amortization of prior service cost	—	3	4

Net periodic benefit cost	$10,254	$12,862	$10,384

Curtailment	—	—	—
Total Net periodic benefit cost	$10,254	$12,862	$10,384

	Foreign Plans
	2014	2013	2012
Service cost	$4,186	$3,901	$2,244
Interest cost	2,711	2,676	2,658
Expected return on plan assets	(1,979)	(1,821)	(1,538)
Amortization of net loss	1,214	1,416	475
Amortization of prior service cost	313	373	361

Net periodic benefit cost	$6,445	$6,545	$4,200

Curtailment	—	1	—
Total Net periodic benefit cost	$6,445	$6,546	$4,200

        The accumulated benefit obligation ("ABO") for the Company's domestic defined benefit pension plans was $153.8 million and $114.6 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation for the Company's foreign defined benefit pension plans was $70.7 million and $67.0 million at December 31, 2014 and 2013, respectively.

        The following table provides the projected benefit obligation ("PBO"), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2014 and 2013.

	Domestic Plans		Foreign Plans
	2014	2013	2014	2013
Projected benefit obligation	$171,501	$129,448	$87,759	$77,475
Accumulated benefit obligation	153,778	114,592	67,317	60,707
Fair value of plan assets	111,094	100,567	51,993	47,753

42 /ATR

2014 Form 10-K

        The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2014 and 2013.

	Domestic Plans		Foreign Plans
	2014	2013	2014	2013
Projected benefit obligation	$171,501	$129,448	$87,759	$81,158
Accumulated benefit obligation	153,778	114,592	67,317	63,527
Fair value of plan assets	111,094	100,567	51,993	50,573

Assumptions:

	Domestic Plans			Foreign Plans
	2014	2013	2012	2014	2013	2012

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.83%	4.75%	3.80%	1.90%	3.24%	3.19%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.75%	3.80%	4.40%	3.24%	3.19%	5.10%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.79%	3.79%	3.83%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

        The Company develops the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans' asset managers, including the managers' review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.

        In order to determine the 2015 net periodic benefit cost, the Company expects to use the December 31, 2014 discount rates, December 31, 2014 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2014 net periodic benefit cost.

        The Company's domestic and foreign pension plan weighted-average asset allocations at December 31, 2014 and 2013 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2014	2013	2014	2013

Equity securities	47%	49%	5%	5%
Fixed income securities	27%	24%	1%	4%
Corporate debt securities	—	—	12%	12%
Infrastructure	8%	8%	—	—
Hedge funds	15%	10%	—	—
Money market	3%	9%	2%	1%
Investment Funds	—	—	80%	78%

Total	100%	100%	100%	100%

        The Company's investment strategy for its domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2015 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2015 is 99% investment funds and 1% money market.

43 /ATR

2014 Form 10-K

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
•
Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2014				Foreign Fair Value Measurement at December 31, 2014
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$3,190	$3,190	$—	$—	$1,289	$1,289	$—	$—
USD	—	3,190	—	—	—	—	—	—
EUR	—	—	—	—	—	1,289	—	—
Equity Securities (a)	$52,840	$52,840	—	—	$2,625	$2,625	—	—
US Large Cap Equities	—	29,381	—	—	—	—	—	—
US Small Cap Equities	—	8,493	—	—	—	—	—	—
International Equities	—	14,966	—	—	—	2,625	—	—
Fixed Income (a)	$29,762	$19,713	10,049	—	$574	$574	—	—
Corporate debts securities	—	—	—	—	$6,758	$6,758	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	6,758	—	—
Hedge Fund (b &c)	$16,371	—	16,099	$272	—	—	—	—
Investment Funds	—	—	—	—	$44,148	$14,643	$29,505	—
Mutual Funds in Equities (a)	—	—	—	—	—	2,687	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	11,386	—	—
Mutual Funds Diversified (a &b)	—	—	—	—	—	570	29,505	—
Infrastructure (c)	$8,931	—	—	$8,931	—	—	—	—

Total Investments	$111,094	$75,743	$26,148	$9,203	$55,394	$25,889	$29,505	$—

	Domestic Fair Value Measurement at December 31, 2013				Foreign Fair Value Measurement at December 31, 2013
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short Term Securities (a)	$9,070	$9,070	$—	$—	$757	$757	$—	$—
USD	—	9,070	—	—	—	—	—	—
EUR	—	—	—	—	—	757	—	—
Equity Securities (a)	$49,261	$49,261	—	—	$2,547	$2,547	—	—
US Large Cap Equities	—	20,159	—	—	—	—	—	—
US Small Cap Equities	—	14,521	—	—	—	—	—	—
International Equities	—	14,581	—	—	—	2,547	—	—
Core Fixed Income (a)	$23,918	$23,918	—	—	1,950	1,950	—	—
Corporate debts securities	—	—	—	—	$6,560	$6,560	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	6,560	—	—
Hedge Fund (c)	$9,731	—	—	$9,731	—	—	—	—
Investment Funds	—	—	—	—	$42,261	$15,501	$26,760	—
Mutual Funds in Equities (a)	—	—	—	—	—	3,628	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	10,040	—	—
Mutual Funds Diversified (a &b)	—	—	—	—	—	1,833	26,760	—
Infrastructure (c)	$8,587	—	—	$8,587	—	—	—	—

Total Investments	$100,567	$82,249	$—	$18,318	$54,075	$27,315	$26,760	$—

(a)
Based on third party quotation from financial institution.
(b)
Based on observable market transactions.
(c)
Based on a quarterly statement prepared by the fund manager that reflects contributions, distributions and realized/unrealized gains and losses.

44 /ATR

2014 Form 10-K

        The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2014.

	Infrastructure Fund	Hedge Fund

Balance, 12/31/12	$8,015	$8,575
Return on assets held	725	1,156
Admin fees and other	(153)	—

Balance, 12/31/13	$8,587	$9,731

Purchases, sales and settlements, net	—	(9,387)
Return on assets held	476	(72)
Admin fees and other	(132)	—

Balance, 12/31/14	$8,931	$272

CONTRIBUTIONS

 Annual cash contributions to fund pension costs accrued under the Company's domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $10.1 million to its domestic defined benefit plans in 2014 and although the Company has no minimum funding requirement, we plan to contribute approximately $10.0 million in 2015. Contributions to fund pension costs accrued under the Company's foreign plans are made in accordance with local laws or at the Company's discretion. The Company contributed approximately $8.0 million to its foreign defined benefit plan in 2014 and expects to contribute approximately $13.7 million in 2015.

ESTIMATED FUTURE BENEFIT PAYMENTS

 As of December 31, 2014, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2015	$6,777	$1,951
2016	8,275	1,877
2017	8,925	2,470
2018	9,436	2,921
2019	9,617	4,569
2020 – 2024	62,132	22,853

OTHER PLANS

 The Company has a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company's principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $8.5 million and $6.5 million at December 31, 2014 and 2013, respectively. This amount is included in the liability for domestic plans shown above.

        The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee's salary subject to income tax regulations. For each of the years ended December 31, 2014, 2013 and 2012, total contributions made by the Company to these plans were approximately $2.8 million, $2.6 million and $2.6 million, respectively.

        The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee's salary according to local regulations. For each of the years ended December 31, 2014, 2013 and 2012, total contributions made by the Company to these plans were approximately $2.3 million, $2.1 million and $1.8 million, respectively.

        The Company has no additional postretirement or postemployment benefit plans.

45 /ATR

2014 Form 10-K

NOTE 9 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total
Balance — December 31, 2012	$120,097	$(59,248)	$(166)	$60,683
Other comprehensive income before reclassifications	29,868	14,791	—	44,659
Amounts reclassified from accumulated other comprehensive income	—	4,364	45	4,409

Net current-period other comprehensive income	29,868	19,155	45	49,068

Balance — December 31, 2013	$149,965	$(40,093)	$(121)	$109,751
Other comprehensive income before reclassifications	(192,476)	(29,842)	—	(222,318)
Amounts reclassified from accumulated other comprehensive income	(340)	2,838	24	2,522

Net current-period other comprehensive income	(192,816)	(27,004)	24	(219,796)

Balance — December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)

Reclassifications Out of Accumulated Other Comprehensive Income:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components Years Ended December 31,			Affected Line in the Statement Where Net Income is Presented
	2014	2013
Defined Benefit Pension Plans
Amortization of net loss	$4,083	$6,519	(a)
Amortization of prior service cost	313	376	(a)

	4,396	6,895	Total before tax
	(1,558)	(2,531)	Tax benefit

	$2,838	$4,364	Net of tax

Foreign Currency
Foreign currency gain	(340)	—	Miscellaneous, net

	(340)	—	Total before tax
	—	—	Tax benefit

	$(340)	$—	Net of tax

Other
Changes in treasury locks	38	69	Interest Expense
Net loss on derivatives	—	—	Interest Income

	38	69	Total before tax
	(14)	(24)	Tax benefit

	$24	$45	Net of tax

Total reclassifications for the period	$2,522	$4,409

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

46 /ATR

2014 Form 10-K

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

47 /ATR

2014 Form 10-K

OTHER

 As of December 31, 2014, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.0 million in prepayments and other, $7 thousand in miscellaneous other assets, $2.4 million in accounts payable and accrued liabilities and $0.1 million in deferred and other non-current liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2014 had an aggregate contract amount of $155 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivative Assets
Foreign Exchange Contracts	Prepayments and other	$1,037	$3,003
Foreign Exchange Contracts	Miscellaneous Other Assets	7	985

		$1,044	$3,988

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$2,378	$522
Foreign Exchange Contracts	Deferred and other non-current liabilities	115	110

		$2,493	$632

The Effect of Derivative Instruments on the Consolidated Statements of Income
for the Fiscal Years Ended December 31, 2014 and December 31, 2013

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2014	2013
Foreign Exchange Contracts	Other (Expense) Income Miscellaneous, net	$(2,368)	$3,307

		$(2,368)	$3,307

				Gross Amounts not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Financial Position	Net Amounts Presented in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
December 31, 2014
Derivative Assets	$1,044	—	$1,044	—	—	$1,044

Total Assets	$1,044	—	$1,044	—	—	$1,044

Derivative Liabilities	$2,493	—	$2,493	—	—	$2,493

Total Liabilities	$2,493	—	$2,493	—	—	$2,493

December 31, 2013
Derivative Assets	$3,988	—	$3,988	—	—	$3,988

Total Assets	$3,988	—	$3,988	—	—	$3,988

Derivative Liabilities	$632	—	$632	—	—	$632

Total Liabilities	$632	—	$632	—	—	$632

48 /ATR

2014 Form 10-K

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
  •
  Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

        As of December 31, 2014, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (1)	$1,044	$—	$1,044	$—

Total assets at fair value	$1,044	$—	$1,044	$—

Liabilities
Forward exchange contracts (1)	$2,493	$—	$2,493	$—

Total liabilities at fair value	$2,493	$—	$2,493	$—

        As of December 31, 2013, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (1)	$3,988	$—	$3,988	$—

Total assets at fair value	$3,988	$—	$3,988	$—

Liabilities
Forward exchange contracts (1)	$632	$—	$632	$—

Total liabilities at fair value	$632	$—	$632	$—

(1)
Market approach valuation technique based on observable market transactions of spot and forward rates.

        The carrying amounts of the Company's other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. The Company considers its long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company's long-term obligations was $606 million as of December 31, 2014 and $363 million as of December 31, 2013.

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

        Under its Certificate of Incorporation, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of its exposure. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2014.

49 /ATR

2014 Form 10-K

NOTE 13 STOCK REPURCHASE PROGRAM

 On October 30, 2014, the Company announced a new share repurchase authorization of up to $350 million of common stock. This new authorization replaces previous authorizations and has no expiration date. AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

        On December 17, 2014, the Company entered into an agreement to repurchase approximately $250 million of its common stock under an accelerated share repurchase program (the "ASR program"). The ASR program is part of the Company's $350 million share repurchase authorization. The Company paid $250 million to Wells Fargo Bank N.A. in exchange for approximately 3.1 million shares, currently estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on market prices at that time. The ultimate number of shares to be repurchased under the ASR program will be based on the volume-weighted average price of the Company's common stock during the term of the ASR program, less a discount.

        The Company repurchased approximately 4.5 million and 2.0 million shares of its outstanding common stock in 2014 and 2013, respectively, at a total cost of $340.5 million and $118.8 million in 2014 and 2013, respectively. Shares repurchased are returned to Treasury Stock.

NOTE 14 CAPITAL STOCK

 We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares
	2014	2013	2014	2013
Balance at the beginning of the year	85,364,303	84,086,341	19,979,833	18,158,002
Employee option exercises	851,396	1,217,583	(177,280)	(179,169)
Director option exercises	41,844	48,333	—	—
Restricted stock vestings	9,924	12,046	—	—
Common stock repurchases	—	—	4,533,814	2,001,000

Balance at the end of the year	86,267,467	85,364,303	24,336,367	19,979,833

        The cash dividends paid on the common stock for the years ended December 31, 2014, 2013, and 2012 aggregated $71.1 million, $66.1 million and $58.4 million, respectively.

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

        Compensation expense recorded attributable to stock options for the year ended December 31, 2014 was approximately $18.0 million ($11.7 million after tax). The income tax benefit related to this compensation expense was approximately $6.3 million. Approximately $16.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2013 was approximately $13.7 million ($9.2 million after tax). The income tax benefit related to this compensation expense was approximately $4.5 million. Approximately $12.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2012 was approximately $12.7 million ($8.5 million after tax). The income tax benefit related to this compensation expense was approximately $4.2 million. Approximately $11.3 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

        The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82, $10.16 and $10.35 per share in 2014, 2013 and 2012,

50 /ATR

2014 Form 10-K

respectively. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans: Years ended December 31,	2014	2013	2012

Dividend Yield	1.7%	1.8%	1.8%
Expected Stock Price Volatility	22.2%	22.7%	22.9%
Risk-free Interest Rate	2.3%	1.3%	1.3%
Expected Life of Option (years)	6.9	6.9	6.9

        The fair value of stock options granted under the Director Stock Option Plan was $14.07, $10.89 and $10.59 per share in 2014, 2013 and 2012, respectively. These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans: Years ended December 31,	2014	2013	2012

Dividend Yield	1.8%	1.9%	1.7%
Expected Stock Price Volatility	22.2%	23.0%	22.5%
Risk-free Interest Rate	2.2%	1.3%	1.3%
Expected Life of Option (years)	6.9	6.9	6.9

        A summary of option activity under the Company's stock option plans as of December 31, 2014, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2014	7,815,932	$41.26	313,834	$48.85
Granted	1,379,850	67.93	95,000	66.59
Exercised	(1,028,676)	33.23	(40,166)	47.96
Forfeited or expired	(59,300)	51.46	—	—

Outstanding at December 31, 2014	8,107,806	$46.74	368,668	$53.52

Exercisable at December 31, 2014	5,468,032	$40.26	188,159	$45.98

Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2014	6.0			7.3
Exercisable at December 31, 2014	4.8			5.9
Aggregate Intrinsic Value:
Outstanding at December 31, 2014	$164,487			$4,912
Exercisable at December 31, 2014	$145,338			$3,924
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2014	$33,059			$741
December 31, 2013	$37,822			$732
December 31, 2012	$42,226			$1,674

        The fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $14.1 million, $13.0 million and $12.1 million, respectively. Cash received from option exercises was approximately $37.8 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $10.0 million in the year ended December 31, 2014. As of December 31, 2014, the remaining valuation of stock option awards to be expensed in future periods was $13.2 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

51 /ATR

2014 Form 10-K

        The fair value of restricted stock grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2014, and changes during the period then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2014	25,681	$53.49
Granted	47,671	67.08
Vested	(11,602)	52.96

Nonvested at December 31, 2014	61,750	$64.09

        Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2014, 2013 and 2012 was approximately $1.8 million, $664 thousand and $501 thousand, respectively. The fair value of units vested during the years ended December 31, 2014, 2013 and 2012 was $614 thousand, $571 thousand and $316 thousand, respectively. The intrinsic value of units vested during the years ended December 31, 2014, 2013 and 2012 was $761 thousand, $661 thousand and $448 thousand, respectively. As of December 31, 2014, there was $1.9 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.5 years.

        During the first quarter of 2014, the Company approved a new long-term incentive program for certain employees. The program is based on the cumulative total stockholder return of our common stock during a three year performance period. Total expense related to this program is expected to be approximately $1.0 million over the performance period, of which $530 thousand was recognized for the year ended December 31, 2014.

NOTE 16 EARNINGS PER SHARE

 The reconciliation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2014
Basic EPS
Income available to common stockholders	$191,658	65,009	$2.95
Effect of Dilutive Securities
Stock options		2,248
Restricted stock	—	35

Diluted EPS
Income available to common stockholders	$191,658	67,292	$2.85

For the Year Ended December 31, 2013
Basic EPS
Income available to common stockholders	$171,994	66,090	$2.60
Effect of Dilutive Securities
Stock options		2,106
Restricted stock	—	12

Diluted EPS
Income available to common stockholders	$171,994	68,208	$2.52

For the Year Ended December 31, 2012
Basic EPS
Income available to common stockholders	$162,612	66,392	$2.45
Effect of Dilutive Securities
Stock options		1,990
Restricted stock	—	13

Diluted EPS
Income available to common stockholders	$162,612	68,395	$2.38

52 /ATR

2014 Form 10-K

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

        Financial information regarding the Company's reportable segments is shown below:

Years Ended December 31,	2014	2013	2012
Total Sales:
Beauty + Home	$1,522,444	$1,501,611	$1,468,599
Pharma	751,226	709,058	588,853
Food + Beverage	349,297	323,469	288,995

Total Sales	$2,622,967	$2,534,138	$2,346,447
Less: Intersegment Sales:
Beauty + Home	$24,147	$13,466	$14,659
Pharma	—	284	160
Food + Beverage	1,011	375	592

Total Intersegment Sales	$25,158	$14,125	$15,411
Net Sales:
Beauty + Home	$1,498,297	$1,488,145	$1,453,940
Pharma	751,226	708,774	588,693
Food + Beverage	348,286	323,094	288,403

Net Sales	$2,597,809	$2,520,013	$2,331,036
Segment Income (1):
Beauty + Home	$98,368	$109,272	$123,527
Pharma	204,698	189,689	141,912
Food + Beverage	37,728	35,186	30,415
Restructuring Initiatives and Related Depreciation	—	(14,525)	(4,678)
Corporate & Other	(38,261)	(37,958)	(33,849)

Income before interest and taxes	$302,533	$281,664	$257,327
Interest expense, net	(16,232)	(17,281)	(15,954)

Income before income taxes	$286,301	$264,383	$241,373

Depreciation and Amortization (1):
Beauty + Home	$85,469	$83,328	$82,828
Pharma	41,690	39,812	33,122
Food + Beverage	20,179	18,871	15,605
Restructuring Initiatives	—	2,725	1,576
Corporate & Other	4,880	5,220	3,891

Depreciation and Amortization	$152,218	$149,956	$137,022

53 /ATR

2014 Form 10-K

Years Ended December 31,	2014	2013	2012
Capital Expenditures:
Beauty + Home	$76,544	$81,247	$97,010
Pharma	37,455	32,643	24,953
Food + Beverage	32,148	19,339	32,282
Corporate & Other	15,793	18,281	19,808

Capital Expenditures	$161,940	$151,510	$174,053
Total Assets:
Beauty + Home	$1,193,370	$1,318,933	$1,240,101
Pharma	619,304	676,420	659,132
Food + Beverage	263,742	253,774	233,553
Corporate & Other	360,774	248,635	191,626

Total Assets	$2,437,190	$2,497,762	$2,324,412
(1)
The Company evaluates performance of its business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. Restructuring Initiatives and related Depreciation includes the following income/(expense) items for the twelve months ended December 31, 2014, 2013 and 2012 as follows:

Years Ended December 31,	2014	2013	2012
European Restructuring Plan
Depreciation	$—	$2,725	$1,576
Employee Severance and Other Costs	—	11,844	3,314
Prior Year Initiatives	—	(44)	(212)

Total Restructuring Initiatives and Related Depreciation Expense	$—	$14,525	$4,678

Restructuring Initiatives and Related Depreciation Expense by Segment
Beauty + Home	$—	$14,548	$4,787
Pharma	—	—	—
Food + Beverage	—	(23)	(109)

Total Restructuring Initiatives and Related Depreciation Expense	$—	$14,525	$4,678

54 /ATR

2014 Form 10-K

GEOGRAPHIC INFORMATION

 The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net Sales to Unaffiliated Customers (1):
United States	$642,060	$634,418	$650,637
Europe:
France	850,817	810,528	650,226
Germany	363,898	339,858	311,205
Italy	141,808	136,617	144,163
Other Europe	150,469	165,038	163,695

Total Europe	1,506,992	1,452,041	1,269,289
Other Foreign Countries	448,757	433,554	411,110

Total	$2,597,809	$2,520,013	$2,331,036

Plant, Property & Equipment:
United States	$192,265	$226,917	$191,697
Europe:
France	228,049	263,913	251,015
Germany	136,491	156,970	137,203
Italy	48,940	57,729	65,743
Other Europe	57,946	72,297	72,404

Total Europe	471,426	550,909	526,365
Other Foreign Countries	147,964	86,836	130,171

Total	$811,655	$864,662	$848,233

Product Net Sales Information:
Pumps	$1,111,536	$1,093,514	$1,044,226
Closures	611,144	594,135	605,493
Valves	350,106	327,635	327,251
Injectables (2)	143,631	142,116	56,465
Other	381,392	362,613	297,601

Total	$2,597,809	$2,520,013	$2,331,036

(1)
Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.
(2)
Injectables represent six month sales in 2012 from the date of acquisition.

No single customer represents 10% or more of the Company's net sales in 2014, 2013 or 2012.

NOTE 18 NONRECURRING EVENTS

 A fire caused damages to the roof and production area of an AptarGroup subsidiary, Graphocolor do Brasil Embalagens Ltda, on September 1, 2014. Graphocolor is located in Jundiai, Brazil. There were no reported injuries. Graphocolor is primarily an internal supplier to AptarGroup of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets. Repairs of the facility are progressing as planned and this event has not impacted our ability to service our customers. AptarGroup is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results. Costs, including the write-off of damaged fixed assets and inventory along with labor and other direct costs related to the fire, of $5.5 million were incurred during 2014, for which we have already received advanced insurance proceeds of $1.8 million. We have established an additional insurance receivable of $2.4 million for known losses for which insurance reimbursement is probable. In many cases, our insurance coverage exceeds the amount of these covered losses. No gain contingencies have been recognized as our ability to realize those gains remains uncertain. Therefore, we are reporting net expenses of $1.3 million related to the Graphocolor fire during 2014. These costs are included in the Beauty + Home segment.

55 /ATR

2014 Form 10-K

NOTE 19 ACQUISITIONS

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

        Stelmi contributed net sales of $144.1 million, $143.1 million and $56.8 million and pretax income of $23.9 million, $24.7 million and $1.5 million (including $6.6 million of fair value and other acquisition adjustments) for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Pharma reporting segment.

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

56 /ATR

2014 Form 10-K

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

        The unaudited pro forma results presented below include the effects of the Stelmi acquisition as if it had occurred as of January 1, 2011. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory. The 2012 supplemental pro forma earnings were adjusted to exclude $4.2 million (after tax) of transaction costs, including consulting, legal, and advisory fees. The 2012 supplemental pro forma earnings were also adjusted to exclude $2.5 million (after tax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.

        The pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

Years Ended December 31,	2014	2013	2012

Net Sales	$2,598	$2,520	$2,395
Net Income Attributable to AptarGroup Inc.	192	172	174
Net Income per common share — basic	2.95	2.60	2.62
Net Income per common share — diluted	2.85	2.52	2.54

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

NOTE 20 RESTRUCTURING INITIATIVES

 In November 2012, the Company announced a plan to optimize certain capacity in Europe. Due to increased production efficiencies and to better position the Company for future growth in Europe, AptarGroup transferred and consolidated production capacity involving twelve facilities. Two facilities have closed impacting approximately 170 employees. The locations involved in the plan are facilities serving the beauty, personal care, food, beverage, and consumer health care markets. As of December 31, 2013, the plan was substantially complete. The cumulative expense incurred was $19.5 million. As of December 31, 2014 we have recorded the following activity associated with our plan:

	Beginning Reserve at 12/31/13	Net Charges for the Year Ended 12/31/14	Cash Paid	FX Impact	Ending Reserve at 12/31/14

Employee severance	$2,521	$—	$(2,049)	$(113)	$359
Other costs	1,735	—	(1,695)	(40)	—

Totals	$4,256	$—	$(3,744)	$(153)	$359

57 /ATR

2014 Form 10-K

NOTE 21 QUARTERLY DATA (UNAUDITED)

 Quarterly results of operations and per share information for the years ended December 31, 2014 and 2013 are as follows:

	Quarter
					Total for Year
	First	Second	Third	Fourth
Year Ended December 31, 2014:
Net sales	$676,051	$670,631	$651,942	$599,185	$2,597,809
Gross profit (1)	186,791	182,483	171,547	154,829	695,650
Net Income	48,408	53,084	48,620	41,512	191,624
Net Income Attributable to AptarGroup, Inc.	48,389	53,076	48,595	41,598	191,658
Per Common Share — 2014:
Net Income Attributable to AptarGroup, Inc.
Basic	$.74	$.81	$.75	$.65	$2.95
Diluted	.71	.79	.73	.63	2.85
Dividends declared	.25	.28	.28	.28	1.09
Stock price high (2)	68.78	67.84	68.00	68.67	68.78
Stock price low (2)	61.18	64.54	60.52	55.59	55.59
Average number of shares outstanding:
Basic	65,468	65,328	64,886	64,368	65,009
Diluted	68,232	67,438	66,845	66,121	67,292
Year Ended December 31, 2013:
Net sales	$617,633	$641,441	$623,644	$637,295	$2,520,013
Gross profit (1)	164,213	172,721	163,677	165,543	666,154
Net Income	39,978	49,880	45,232	36,836	171,926
Net Income Attributable to AptarGroup, Inc.	40,029	49,802	45,264	36,899	171,994
Per Common Share — 2013:
Net Income Attributable to AptarGroup, Inc.
Basic	$.61	$.75	$.68	$.56	$2.60
Diluted	.59	.73	.67	.54	2.52
Dividends declared	.25	.25	.25	.25	1.00
Stock price high (2)	57.47	57.76	60.75	67.86	67.86
Stock price low (2)	48.14	54.13	55.36	59.19	48.14
Average number of shares outstanding:
Basic	66,155	66,420	66,092	65,700	66,090
Diluted	68,296	68,106	67,986	67,853	68,208
(1)
Gross profit is defined as net sales less cost of sales and depreciation.
(2)
The stock price high and low amounts are based upon intra-day New York Stock Exchange composite price history.

58 /ATR

2014 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AptarGroup, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting", under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2015

59 /ATR

2014 Form 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

 The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 59.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

 No changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fiscal quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

 On February 26, 2015, the Company completed the issuance and sale of $100,000,000 aggregate principal amount of 3.49% Series 2014-A-2 Senior Notes due February 26, 2024 and $125,000,000 aggregate principal amount 3.61% Series-A-4 Senior Notes due February 26, 2026 from a previously announced private placement.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Information with respect to directors may be found under the caption "Proposal 1—Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 (the "2015 Proxy Statement") and is incorporated herein by reference.

        Information with respect to executive officers may be found under the caption "Executive Officers" in Part I of this report and is incorporated herein by reference.

        Information with respect to audit committee members and audit committee financial experts may be found under the caption "Corporate Governance—Audit Committee" in the 2015 Proxy Statement and is incorporated herein by reference.

        Information with respect to the Company's Code of Business Conduct and Ethics may be found under the caption "Corporate Governance—Code of Business Conduct and Ethics" in the 2015 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptar.com).

        The information set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement is incorporated herein by reference.

60 /ATR

2014 Form 10-K

 ITEM 11.    EXECUTIVE COMPENSATION

 The information set forth under the headings "Board Compensation", "Executive Officer Compensation" and "Compensation Committee Report" in the 2015 Proxy Statement is incorporated herein by reference. The information included under the heading "Compensation Committee Report" in the 2015 Proxy Statement shall not be deemed to be "soliciting" material or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information set forth under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" and "Equity Compensation Plan Information" in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information set forth under the heading "Transactions with Related Persons" and "Corporate Governance—Independence of Directors" in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Information with respect to the independent registered public accounting firm fees and services may be found under the caption "Proposal [4]—Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2015" in the 2015 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

(b)
Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 63-66 of this report.

61 /ATR

2014 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc. (Registrant)
Date: February 27, 2015	By	/s/ ROBERT W. KUHN
Robert W. Kuhn Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ KING HARRIS King Harris	Chairman of the Board and Director	February 27, 2015
/s/ STEPHEN J. HAGGE Stephen J. Hagge	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
/s/ ROBERT W. KUHN Robert W. Kuhn	Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	February 27, 2015
/s/ ALAIN CHEVASSUS Alain Chevassus	Director	February 27, 2015
/s/ LESLIE DESJARDINS Leslie Desjardins	Director	February 27, 2015
/s/ GEORGE L. FOTIADES George L. Fotiades	Director	February 27, 2015
/s/ LEO A. GUTHART Leo A. Guthart	Director	February 27, 2015
/s/ GIOVANNA KAMPOURI-MONNAS Giovanna Kampouri-Monnas	Director	February 27, 2015
/s/ ANDREAS KRAMVIS Andreas Kramvis	Director	February 27, 2015
/s/ PETER PFEIFFER Peter Pfeiffer	Director	February 27, 2015
/s/ DR. JOANNE C. SMITH Dr. Joanne C. Smith	Director	February 27, 2015
/s/ RALF WUNDERLICH Ralf Wunderlich	Director	February 27, 2015

62 /ATR

2014 Form 10-K

AptarGroup, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013 and 2012

Dollars in thousands

	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions from Reserve (a)	Balance at End of Period

2014
Allowance for doubtful accounts	$4,416	$741	$(906)	$4,251
Deferred tax valuation allowance	4,840	3,396	(502)	7,734
2013
Allowance for doubtful accounts	$6,751	$(381)	$(1,954)	$4,416
Deferred tax valuation allowance	7,033	2,708	(4,901)	4,840
2012
Allowance for doubtful accounts	$8,257	$(595)	$(911)	$6,751
Deferred tax valuation allowance	6,326	1,362	(655)	7,033
(a)
Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Purchase Agreement, dated as of May 30, 2012, between Mr. Jean-Jacques Rumpler, Mr. Gérard Rumpler, Ms. Annette Pomerat, Ms. Evelyne Fournier Rumpler and Aptargroup Holding SAS, filed as Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-11846), is hereby incorporated by reference.
3(i)	Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to AptarGroup Inc.'s Registration Statement on Form S-8, Registration Number 333-152525, filed on July 25, 2008, is hereby incorporated by reference.
3(ii)	Amended and Restated By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-11846), is hereby incorporated by reference.
The Company hereby agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified by item 601(b)(4)(iii)(A) of Regulation S-K.
4.1	Note Purchase Agreement dated as of July 31, 2006, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.2	Form of AptarGroup, Inc. 6.04% Series 2006-A Senior Notes Due July 31, 2016, filed as Exhibit 4.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-11846), is hereby incorporated by reference.
4.3	Note Purchase Agreement dated as of July 31, 2008, among AptarGroup, Inc. and the purchasers listed on Schedule A thereto, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.4	Form of AptarGroup, Inc. 6.03% Series 2008-A-2 Senior Notes Due July 31, 2018, filed as Exhibit 4.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.
4.5	First Amendment to 2006 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.6	First Amendment to 2008 Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the institutions listed as signatories thereto, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.7	Supplemental Note Purchase Agreement, dated as of November 30, 2010, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.

63 /ATR

2014 Form 10-K

Exhibit Number	Description
4.8	Form of AptarGroup, Inc. 2.33% Series 2008-B-1 Senior Notes due November 30, 2015, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.9	Form of AptarGroup, Inc. 3.78% Series 2008-B-2 Senior Notes due November 30, 2020, filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 1, 2010 (File No. 1-11846), is hereby incorporated by reference.
4.10	Second Supplemental Note Purchase Agreement, dated as of September 5, 2012, among the Company and each of the purchasers listed in Exhibit A thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.11	Form of AptarGroup, Inc. 3.25% Series 2008-C-1 Senior Notes Due September 5, 2022, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.12	Form of AptarGroup, Inc. 3.40% Series 2008-C-2 Senior Notes Due September 5, 2024, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 5, 2012 (File No. 1-11846), is hereby incorporated by reference.
4.13	Note Purchase Agreement, dated as of December 16, 2014, among the Company and each of the purchasers listed in Schedule B thereto, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
4.14	Form of AptarGroup, Inc. 3.49% Series 2014-A-1 Senior Notes due December 16, 2023 (included as a part of Exhibit 4.13), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
4.15	Form of AptarGroup, Inc. 3.49% Series 2014-A-2 Senior Notes due February 26, 2024 (included as a part of Exhibit 4.13), filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
4.16	Form of AptarGroup, Inc. 3.61% Series 2014-A-3 Senior Notes due December 16, 2025 (included as a part of Exhibit 4.13), filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
4.17	Form of AptarGroup, Inc. 3.61% Series 2014-A-4 Senior Notes due February 26, 2026 (included as a part of Exhibit 4.13), filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
4.18	Second Amendment to 2006 Note Purchase Agreement, dated as of December 16, 2014, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
4.19	Second Amendment to 2008 Note Purchase Agreement, dated as of December 16, 2014, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated April 6, 2000 (File No. 1-11846), is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company's Proxy Statement, dated March 26, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.4	AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.5	AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.6	AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.7	AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.8	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-11846), is hereby incorporated by reference.**

64 /ATR

2014 Form 10-K

Exhibit Number	Description
10.9	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-11846), is hereby incorporated by reference.**
10.10	Supplementary Pension Plan—France dated August 24, 2001, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-11846), is hereby incorporated by reference.**
10.11	AptarGroup, Inc. Supplemental Retirement Plan dated October 6, 2008, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.12	Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-11846), is hereby incorporated by reference.**
10.13	Employment Agreement effective January 1, 2012 of Stephen J. Hagge, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.14	Employment Agreement effective January 1, 2012 of Robert W. Kuhn, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.15	Employment Agreement effective January 1, 2012 of Patrick F. Doherty, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.16	Employment Agreement effective January 1, 2012 of Eldon W. Schaffer, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-11846), is hereby incorporated by reference.**
10.17	Employment Agreement dated January 18, 2008 of Olivier Fourment, filed as Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.18	Employment Agreement dated October 1, 2010 of Ursula Saint Léger, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11846), is hereby incorporated by reference. **
10.19	Employment Agreement effective August 1, 2014 of Salim Haffar, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-11846), is hereby incorporated by reference. **
10.20	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.21	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.22	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.23	Form of AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), is hereby incorporated by reference.**
10.24	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-11846), and amended as of January 1, 2010.**
10.25	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.26	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.27	AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2011 (File No. 1-11846), is hereby incorporated by reference.**
10.28	AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2014 (File No. 1-11846), is hereby incorporated by reference.**
10.29	AptarGroup Performance Incentive Plan, filed as Exhibit 10.1 to AptarGroup, Inc.'s Current Report on Form 8-K filed on May 13, 2013 (File No. 1-11846), is hereby incorporated by reference.**

65 /ATR

2014 Form 10-K

Exhibit Number	Description
10.30	AptarGroup, Inc. 2014 Long-Term Incentive Program (as Amended and Restated) under the AptarGroup, Inc. Performance Incentive Plan, filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-11846), is hereby incorporated by reference.**
10.31*	AptarGroup, Inc. 2014 Long-Term Incentive Program (as Amended and Restated) under the AptarGroup, Inc. Performance Incentive Plan.
10.32	Credit Agreement dated as of January 31, 2012 among AptarGroup, Inc. and the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, HSBC Bank USA, N.A. and Union Bank, N.A., as co-documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 3, 2012 (File No. 1-11846), is hereby incorporated by reference (replaced herein by Exhibit 10.33).
10.33	Amendment No. 1 to Credit Agreement dated as of January 31, 2013 by and among AptarGroup, Inc., and the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on February 28, 2013 (File No. 1-11846), is hereby incorporated by reference.
10.34	Amendment No. 2 to Credit Agreement dated as of January 31, 2014 by and among AptarGroup, Inc., and the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.31 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-11846), is hereby incorporated by reference.
10.35	Amendment No. 3 to Credit Agreement, dated as of December 16, 2014, among the Company, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2014 (File No. 1-11846), is hereby incorporated by reference.
10.36†*	Trade Confirmation, dated December 16, 2014, between AptarGroup, Inc. and Wells Fargo Bank, National Association.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from AptarGroup, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, (2) the consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012, (3) the consolidated balance sheets as of December 31, 2014 and 2013, (4) the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012, (5) the consolidated statements of changes in equity for the years ended December 31, 2014, 2013 and 2012 and (6) notes to the consolidated financial statements, tagged as blocks of text.

*
Filed herewith.
**
Management contract or compensatory plan or arrangement.
†
Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

66 /ATR

2014 Form 10-K