Form 10-Q
period 2015-03-31
APTARGROUP INC
filed 2015-05-04
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2015
Common Stock, $.01 par value per share	62,599,783 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2015

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2015	2014

Net Sales	$589,811	$676,051
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	385,979	453,411
Selling, research & development and administrative	96,187	106,674
Depreciation and amortization	34,060	37,247
	516,226	597,332
Operating Income	73,585	78,719

Other (Expense) Income:
Interest expense	(7,303)	(4,881)
Interest income	1,731	1,016
Equity results of affiliates	(119)	(1,546)
Miscellaneous, net	(199)	372
	(5,890)	(5,039)

Income before Income Taxes	67,695	73,680

Provision for Income Taxes	22,596	25,272

Net Income	45,099	48,408

Net Loss (Income) Attributable to Noncontrolling Interests	72	(19)

Net Income Attributable to AptarGroup, Inc.	$45,171	$48,389

Net Income Attributable to AptarGroup, Inc. Per Common Share:
Basic	$0.73	$0.74
Diluted	$0.70	$0.71

Average Number of Shares Outstanding:
Basic	62,292	65,468
Diluted	64,494	68,232

Dividends per Common Share	$0.28	$0.25

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

Three Months Ended March 31,	2015	2014

Net Income	$45,099	$48,408
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(139,246)	563
Changes in treasury locks, net of tax	6	6
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	43	53
Amortization of net loss included in net income, net of tax	1,126	665
Total defined benefit pension plan, net of tax	1,169	718
Total other comprehensive (loss) income	(138,071)	1,287

Comprehensive (Loss) Income	(92,972)	49,695

Comprehensive Loss (Income) Attributable to Noncontrolling Interests	72	(9)

Comprehensive (Loss) Income Attributable to AptarGroup, Inc.	$(92,900)	$49,686

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31,	December 31,
	2015	2014

Assets

Current Assets:
Cash and equivalents	$385,693	$399,762
Accounts and notes receivable, less allowance for doubtful accounts of $3,719 in 2015 and $4,251 in 2014	421,560	406,976
Inventories	284,579	311,072
Prepaid and other	103,494	96,128
	1,195,326	1,213,938

Property, Plant and Equipment:
Buildings and improvements	331,573	353,683
Machinery and equipment	1,805,608	1,919,507
	2,137,181	2,273,190
Less: Accumulated depreciation	(1,402,011)	(1,484,546)
	735,170	788,644
Land	21,318	23,011
	756,488	811,655

Other Assets:
Investments in affiliates	5,146	5,760
Goodwill	309,396	329,741
Intangible assets, net	35,210	40,045
Miscellaneous	33,460	36,051
	383,212	411,597
Total Assets	$2,335,026	$2,437,190

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	March 31,	December 31,
	2015	2014

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$3,993	$233,284
Current maturities of long-term obligations	18,594	18,692
Accounts payable and accrued liabilities	340,334	352,762
	362,921	604,738

Long-Term Obligations	812,232	588,892

Deferred Liabilities and Other:
Deferred income taxes	21,655	25,521
Retirement and deferred compensation plans	107,157	109,517
Deferred and other non-current liabilities	4,263	4,606
Commitments and contingencies (Note 9)	--	--
	133,075	139,644

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized; 86.8 and 86.3 million shares issued as of March 31, 2015 and December 31, 2014, respectively	867	862
Capital in excess of par value	540,563	507,313
Retained earnings	1,767,774	1,740,005
Accumulated other comprehensive (loss)	(248,116)	(110,045)
Less treasury stock at cost, 24.3 million shares as of March 31, 2015 and December 31, 2014	(1,034,727)	(1,034,728)
Total AptarGroup, Inc. Stockholders’ Equity	1,026,361	1,103,407
Noncontrolling interests in subsidiaries	437	509

Total Stockholders’ Equity	1,026,798	1,103,916
Total Liabilities and Stockholders’ Equity	$2,335,026	$2,437,190

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income/(Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(744,213)	$493,947	$551	$1,480,308

Net income	48,389					19	48,408
Foreign currency translation adjustments		573				(10)	563
Changes in unrecognized pension gains/losses and related amortization, net of tax		718					718
Changes in treasury locks, net of tax		6					6
Stock option exercises & restricted stock vestings			2	1	18,245		18,248
Cash dividends declared on common stock	(16,366)						(16,366)
Treasury stock purchased				(12,999)			(12,999)
Balance – March 31, 2014:	$1,651,442	$111,048	$855	$(757,211)	$512,192	$560	$1,518,886

Balance – December 31, 2014:	$1,740,005	$(110,045)	$862	$(1,034,728)	$507,313	$509	$1,103,916

Net income	45,171					(72)	45,099
Foreign currency translation adjustments		(139,246)					(139,246)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,169					1,169
Changes in treasury locks, net of tax		6					6
Stock option exercises & restricted stock vestings			5	1	33,250		33,256
Cash dividends declared on common stock	(17,402)						(17,402)
Balance – March 31, 2015:	$1,767,774	$(248,116)	$867	$(1,034,727)	$540,563	$437	$1,026,798

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2015	2014

Cash Flows from Operating Activities:
Net income	$45,099	$48,408
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	32,979	35,849
Amortization	1,081	1,398
Stock based compensation	8,803	8,396
(Recovery of) Provision for doubtful accounts	(156)	716
Deferred income taxes	(1,001)	(2,048)
Defined benefit plan expense	5,161	4,226
Equity in results of affiliates in excess of cash distributions received	119	1,546
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(44,798)	(67,150)
Inventories	1,040	(6,007)
Prepaid and other current assets	(12,975)	(5,666)
Accounts payable and accrued liabilities	12,691	6,320
Income taxes payable	(2,879)	(5,097)
Retirement and deferred compensation plans	(4,567)	(3,174)
Other changes, net	(1,522)	14,329
Net Cash Provided by Operations	39,075	32,046

Cash Flows from Investing Activities:
Capital expenditures	(26,885)	(42,914)
Proceeds from sale of property and equipment, including insurance proceeds	1,840	2,378
Notes receivable, net	151	--
Net Cash Used by Investing Activities	(24,894)	(40,536)

Cash Flows from Financing Activities:
(Repayments of) Proceeds from notes payable	(229,294)	35,609
Proceeds from long-term obligations	225,000	--
Repayments of long-term obligations	(791)	(293)
Dividends paid	(17,402)	(16,366)
Credit facility costs	(399)	(299)
Proceeds from stock option exercises	20,398	7,770
Purchase of treasury stock	--	(12,999)
Excess tax benefit from exercise of stock options	3,421	1,590
Net Cash Provided by Financing Activities	933	15,012

Effect of Exchange Rate Changes on Cash	(29,183)	794

Net (Decrease) Increase in Cash and Equivalents	(14,069)	7,316
Cash and Equivalents at Beginning of Period	399,762	309,861
Cash and Equivalents at End of Period	$385,693	$317,177

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in Thousands, Except per Share Amounts, or as Otherwise Indicated)

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 but does not include all disclosures required by GAAP.  Accordingly, these Unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.  During the first quarter of 2015, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company’s 2014 Annual Report on Form 10-K that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements.  Other accounting standards that have been issued by the FASB or other standards-setting bodies but are not yet effective are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

In our determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest our accumulated foreign earnings and the Company will only make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.  Since no distribution to the U.S. of foreign earnings is expected in 2015, the effective tax rate for 2015 includes no tax cost of repatriation.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 4 of the Unaudited Notes to the Condensed Consolidated Financial Statements for more information.

NOTE 2 - INVENTORIES

At March 31, 2015 and December 31, 2014, approximately 19% of the total inventories are accounted for by the LIFO method.  Inventories, by component, consisted of:

	March 31,	December 31,
	2015	2014

Raw materials	$94,966	$108,618
Work in process	90,354	94,414
Finished goods	106,686	115,809
Total	292,006	318,841
Less LIFO reserve	(7,427)	(7,769)
Total	$284,579	$311,072

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2014 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Goodwill	$171,149	$141,592	$17,000	$1,615	$331,356
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of December 31, 2014	$171,149	$141,592	$17,000	$--	$329,741
Acquisition	--	--	--	--	--
Foreign currency exchange effects	(6,174)	(13,449)	(722)	--	(20,345)
Goodwill	$164,975	$128,143	$16,278	$1,615	$311,011
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
Balance as of March 31, 2015	$164,975	$128,143	$16,278	$--	$309,396

The table below shows a summary of intangible assets as of March 31, 2015 and December 31, 2014.

		March 31, 2015			December 31, 2014

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	7	$15,216	$(15,135)	$81	$17,001	$(16,852)	$149
Acquired Technology	15	31,712	(6,871)	24,841	35,701	(5,950)	29,751
License agreements and other	5	30,597	(20,309)	10,288	32,804	(22,659)	10,145
Total intangible assets	9	$77,525	$(42,315)	$35,210	$85,506	$(45,461)	$40,045

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2015 and 2014 was $1,081 and $1,398, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2015	$3,055	(remaining estimated amortization for 2015)
2016	3,554
2017	3,132
2018	3,133
2019 and thereafter	22,336

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2015.

NOTE 4 – INCOME TAX UNCERTAINTIES

The Company had approximately $5.8 and $6.4 million recorded for income tax uncertainties as of March 31, 2015 and December 31, 2014, respectively.  The $0.6 million decrease in income tax uncertainties was primarily the result of change in foreign currency rates.  The amount, if recognized, that would impact the effective tax rate is $5.7 and $6.3 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5.4 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended March 31,	2015	2014	2015	2014

Service cost	$2,504	$2,011	$1,160	$1,079
Interest cost	1,589	1,482	420	699
Expected return on plan assets	(1,898)	(1,646)	(455)	(510)
Amortization of net loss	1,351	717	425	313
Amortization of prior service cost	--	--	65	81
Net periodic benefit cost	$3,546	$2,564	$1,615	$1,662

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we plan to contribute approximately $10 million to our domestic defined benefit plans in 2015.  No 2015 contributions were made as of March 31, 2015.  The Company also expects to contribute approximately $12.8 million to our foreign defined benefit plans in 2015, and as of March 31, 2015, we have contributed approximately $0.6 million.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total

Balance – December 31, 2013	$149,965	$(40,093)	$(121)	$109,751
Other comprehensive income before reclassifications	913	--	--	913
Amounts reclassified from accumulated other comprehensive income	(340)	718	6	384
Net current-period other comprehensive income	573	718	6	1,297
Balance - March 31, 2014	$150,538	$(39,375)	$(115)	$111,048

Balance – December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)
Other comprehensive income before reclassifications	(139,246)	--	--	(139,246)
Amounts reclassified from accumulated other comprehensive income	--	1,169	6	1,175
Net current-period other comprehensive income	(139,246)	1,169	6	(138,071)
Balance - March 31, 2015	$(182,097)	$(65,928)	$(91)	$(248,116)

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended March 31,	2015	2014

Defined Benefit Pension Plans
Amortization of net loss	$1,776	$1,030	(a)
Amortization of prior service cost	65	81	(a)
	1,841	1,111	Total before tax
	(672)	(393)	Tax benefit
	$1,169	$718	Net of tax

Foreign Currency
Foreign Currency Gain	--	(340)	Miscellaneous, net
	--	(340)	Total before tax
	--	--	Tax benefit
	$--	$(340)	Net of tax

Other
Changes in treasury locks	10	9	Interest Expense
	10	9	Total before tax
	(4)	(3)	Tax benefit
	$6	$6	Net of tax

Total reclassifications for the period	$1,175	$384

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

OTHER

As of March 31, 2015, the Company has recorded the fair value of foreign currency forward exchange contracts of $7.4 million in prepaid and other, $4.4 million in accounts payable and accrued liabilities, and $0.2 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2015 had an aggregate contract amount of $152.8 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2015

and December 31, 2014

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$7,443	$1,037
Foreign Exchange Contracts	Miscellaneous Other Assets	--	7
		$7,443	$1,044

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$4,449	$2,378
Foreign Exchange Contracts	Deferred and other non-current liabilities	152	115
		$4,601	$2,493

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended March 31, 2015 and March 31, 2014

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2015	2014

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$3,253	$(159)
		$3,253	$(159)

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
March 31, 2015
Derivative Assets	$7,443	--	$7,443	--	--	$7,443
Total Assets	$7,443	--	$7,443	--	--	$7,443

Derivative Liabilities	$4,601	--	$4,601	--	--	$4,601
Total Liabilities	$4,601	--	$4,601	--	--	$4,601

December 31, 2014
Derivative Assets	$1,044	--	$1,044	--	--	$1,044
Total Assets	$1,044	--	$1,044	--	--	$1,044

Derivative Liabilities	$2,493	--	$2,493	--	--	$2,493
Total Liabilities	$2,493	--	$2,493	--	--	$2,493

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2015, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$7,443	$--	$7,443	$--
Total assets at fair value	$7,443	$--	$7,443	$--

Liabilities
Forward exchange contracts (a)	$4,601	$--	$4,601	$--
Total liabilities at fair value	$4,601	$--	$4,601	$--

As of December 31, 2014, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,044	$--	$1,044	$--
Total assets at fair value	$1,044	$--	$1,044	$--

Liabilities
Forward exchange contracts (a)	$2,493	$--	$2,493	$--
Total liabilities at fair value	$2,493	$--	$2,493	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $846 million as of March 31, 2015 and $606 million as of December 31, 2014.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2015.

NOTE 10 – STOCK REPURCHASE PROGRAM

On October 30, 2014, the Company announced a new share repurchase authorization of up to $350 million of common stock.  This new authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

On December 16, 2014, the Company entered into an agreement to repurchase approximately $250 million of its Common Stock under an accelerated share repurchase program (the “ASR program”).  The ASR program is part of the Company’s $350 million share repurchase authorization.  On December 17, 2014, the Company paid $250 million to Wells Fargo Bank N.A. (“Wells Fargo”) in exchange for approximately 3.1 million shares, estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on current market prices.  The ultimate number of shares to be repurchased under the ASR program will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a discount.  Final settlement of the ASR program is expected to be completed by the end of September 2015, although the settlement may be accelerated at Wells Fargo’s option.

During the three months ended March 31, 2015, the Company did not repurchase any shares.  During the three months ended March 31, 2014, the Company repurchased approximately 200 thousand shares for approximately $13.0 million.  Shares repurchased are returned to Treasury Stock.

NOTE 11 – STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units to employees under Stock Awards Plans approved by shareholders.  Stock options are issued to non-employee directors under Director Stock Option Plans approved by shareholders.  Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.  Restricted stock units generally vest over three years.

Compensation expense recorded attributable to stock options for the first three months of 2015 was approximately $8.8 million ($5.7 million after tax).  The income tax benefit related to this compensation expense was approximately $3.1 million.  Approximately $8.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first three months of 2014 was approximately $8.4 million ($5.5 million after tax).  The income tax benefit related to this compensation expense was approximately $2.9 million.  Approximately $7.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $12.83 and $14.84 per share during the first three months of 2015 and 2014, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Plans:
Three months ended March 31,	2015	2014

Dividend Yield	1.7%	1.7%
Expected Stock Price Volatility	21.9%	22.2%
Risk-free Interest Rate	1.6%	2.3%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the three months ended March 31, 2015 and 2014.

A summary of option activity under the Company’s stock plans as of March 31, 2015, and changes during the three months then ended is presented below:

	Stock Option Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2015	8,107,806	$46.74	368,668	$53.52
Granted	1,391,355	64.60	--	--
Exercised	(604,717)	33.56	(32,167)	36.74
Forfeited or expired	(11,319)	59.34	--	--
Outstanding at March 31, 2015	8,883,125	$50.42	336,501	$55.12
Exercisable at March 31, 2015	6,109,859	$44.44	155,992	$47.89

Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2015	6.6		7.4
Exercisable at March 31, 2015	5.4		6.3

Aggregate Intrinsic Value ($000):
Outstanding at March 31, 2015	$123,889		$3,118
Exercisable at March 31, 2015	$118,581		$2,438

Intrinsic Value of Options Exercised ($000) During the Three Months Ended:
March 31, 2015	$18,824		$874
March 31, 2014	$6,912		$--

The fair value of shares vested during the three months ended March 31, 2015 and 2014 was $14.8 million and $13.0 million, respectively.  Cash received from option exercises was approximately $20.4 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.2 million in the three months ended March 31, 2015.  As of March 31, 2015, the remaining valuation of stock option awards to be expensed in future periods was $21.8 million and the related weighted-average period over which it is expected to be recognized is 1.6 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of March 31, 2015, and changes during the period then ended is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2015	61,750	$64.09
Granted	11,448	65.87
Vested	(11,083)	57.13
Nonvested at March 31, 2015	62,115	$65.65

Compensation expense recorded attributable to restricted stock unit grants for the first three months of 2015 and 2014 was approximately $727 thousand and $733 thousand, respectively.  The fair value of units vested during the three months ended March 31, 2015 and 2014 was $633 thousand and $491 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2015 and 2014 was $732 thousand and $613 thousand, respectively.  As of March 31, 2015 there was $2.0 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.5 years.

The Company has a long-term incentive program for certain employees.  The program is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program is expected to be approximately $2.3 million over the performance period, of which $227 thousand and $159 thousand was recognized in the first quarter of 2015 and 2014, respectively.

NOTE 12 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	March 31, 2015		March 31, 2014
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$45,171	$45,171	$48,389	$48,389

Average equivalent shares
Shares of common stock	62,292	62,292	65,468	65,468
Effect of dilutive stock based compensation
Stock options	2,182	--	2,738	--
Restricted stock	20	--	26	--
Total average equivalent shares	64,494	62,292	68,232	65,468
Net income per share	$.70	$.73	$.71	$.74

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

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

Financial information regarding the Company’s reportable segments is shown below:

Three months ended March 31,	2015	2014

Total Revenue:
Beauty + Home	$334,794	$398,540
Pharma	178,669	194,349
Food + Beverage	81,920	90,626
Total Revenue	$595,383	$683,515

Less: Intersegment Sales:
Beauty + Home	$5,380	$7,304
Pharma	--	--
Food + Beverage	192	160
Total Intersegment Sales	$5,572	$7,464

Net Sales:
Beauty + Home	$329,414	$391,236
Pharma	178,669	194,349
Food + Beverage	81,728	90,466
Net Sales	$589,811	$676,051

Segment Income (1):
Beauty + Home	$23,375	$27,781
Pharma	52,001	52,482
Food + Beverage	9,050	9,080
Corporate & Other	(11,159)	(11,798)
Income before interest and taxes	$73,267	$77,545
Interest expense, net	(5,572)	(3,865)
Income before income taxes	$67,695	$73,680

(1)                                 The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

NOTE 14 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to the roof and production area of a facility owned by an AptarGroup subsidiary in Brazil on September 1, 2014.  There were no injuries.  The facility is primarily an internal supplier to AptarGroup of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets.  Repairs of the facility continue to progress as planned.  AptarGroup is insured for the damages caused by the fire, including business interruption insurance.  While the Company is still in the process of reviewing claims with our insurance carriers, we have currently recognized a $2.0 million receivable related to costs incurred but not yet reimbursed, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet. This incident did not have a material impact on our financial results during the first quarter of 2015 and we expect to reach a final insurance settlement during the second half of 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2015	2014

Net Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.4	67.1
Selling, research & development and administrative	16.3	15.8
Depreciation and amortization	5.8	5.5
Operating Income	12.5	11.6
Other expense	(1.0)	(0.7)
Income before Income Taxes	11.5	10.9

Net Income	7.6%	7.2%

Effective Tax Rate	33.4%	34.3%

NET SALES

We reported net sales of $589.8 million for the quarter ended March 31, 2015, which represents a 13% decrease compared to $676.1 million reported during the first quarter of 2014.  The average U.S. dollar exchange rate strengthened significantly relative to the Euro along with all other major currencies impacting our business, resulting in a negative currency translation impact of 12%.  Therefore, sales excluding changes in foreign currency rates decreased by 1% in the first quarter of 2015 compared to the first quarter of 2014.  Strong product sales in our Pharma segment were offset by softness in our Beauty + Home and Food + Beverage segments:

	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Product Sales (including tooling)	(4%)	7%	(4%)	(1%)
Currency Effects(1)	(12%)	(15%)	(6%)	(12%)
Total Reported Net Sales Growth	(16%)	(8%)	(10%)	(13%)

(1)  Currency effects are determined by translating last year’s amounts at this year’s foreign exchange rates

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2015	% of Total	2014	% of Total

Domestic	$160,078	27%	$170,427	25%
Europe	332,271	56%	399,459	59%
Latin America	52,916	9%	60,790	9%
Asia	44,546	8%	45,375	7%

COST OF SALES (EXCLUSIVE OF DEPRECIATION SHOWN BELOW)

Our cost of sales as a percent of net sales decreased to 65.4% in the first quarter of 2015 compared to 67.1% in the first quarter of 2014.  The decrease is partially due to increased sales volumes in our Pharma segment compared to the other two operating segments.  This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.  We also experienced a positive impact from the timing delay of resin pass-throughs of approximately $2.6 million as resin prices declined significantly during the quarter and we benefitted from certain cost savings initiatives driven by the segments.  Also, tooling sales on a constant currency basis were approximately $3.8 million lower in the first quarter 2015 compared to prior year.  Traditionally, sales of custom tooling generate lower margins than our regular product sales; thus, the decrease in the sales of custom tooling percentage positively impacted cost of sales as a percentage of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $10.5 million in the first quarter of 2015 compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $1.2 million in the quarter.  The increase is due to several factors, including higher research and development costs.  We also realized higher information technology costs associated with our ongoing enterprise resource planning system roll-ins along with higher stock compensation expense due to substantive vesting requirements in the first quarter. SG&A as a percentage of net sales increased to 16.3% compared to 15.8% in the same period of the prior year due to the higher costs noted above compared to a decrease in sales in the quarter.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses decreased by approximately $3.2 million in the first quarter of 2015 compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $1.2 million in the quarter compared to the same period a year ago.  The increase is mainly due to our continued investments in new products along with the roll-out of our global enterprise resource planning system.  Due to the higher costs and decrease in net sales, depreciation and amortization as a percentage of net sales increased to 5.8% in the first quarter of 2015 compared to 5.5% for the same period a year ago.

OPERATING INCOME

Operating income decreased approximately $5.1 million in the first quarter of 2015 to $73.6 million compared to $78.7 million in the same period in the prior year.  Excluding changes in foreign currency rates, operating income increased by approximately $7.0 million in the quarter compared to the same period a year ago.  As mentioned above, we benefitted from the strong results of our Pharma segment, the positive impact from the timing delay in passing through resin cost decreases and certain cost saving initiatives driven by the segments.  Operating income as a percentage of net sales increased to 12.5% in the first quarter of 2015 compared to 11.6% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the first quarter of 2015 increased to $5.9 million from $5.0 million in the same period in the prior year.  During 2015, we incurred higher interest expense related to our $475 million senior notes; the proceeds of which were used in part to fund our accelerated share repurchase in December 2014. Prior year’s net other expense included the recognition of a $1.5 million write-down on a non-controlling investment to align with the current fair value.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 33.4% in the first quarter of 2015 compared to 34.3% in the first quarter of 2014.  The decrease in the rate is primarily attributable to the mix of income earned by tax jurisdiction as well as the expansion of an Italian tax law that resulted in increased deductions.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $45.2 million in the first quarter of 2015 compared to $48.4 million in the first quarter of 2014.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2015	2014

Net Sales	$329,414	$391,236
Segment Income	23,375	27,781
Segment Income as a percentage of Net Sales	7.1%	7.1%

Net sales for the quarter ended March 31, 2015 decreased 16% to $329.4 million compared to $391.2 million in the first quarter of the prior year.  Excluding changes in foreign currency rates, sales decreased 4% in the first quarter of 2015 compared to the same quarter of the prior year.  Sales, excluding changes in foreign currency rates, to the beauty, personal care and home care markets decreased by 2%, 6% and 5%, respectively in the first quarter of 2015 compared to the same period in the prior year.  While all four regions reported core sales decreases, the U.S. and Latin American regions were especially impacted by weak customer demand in the beauty and personal care markets.  Our Asian region also experienced softness in their personal care market.  Customer tooling sales were also lower by $0.8 million in the first quarter of 2015 compared to the first quarter of the prior year.

Segment income for the first quarter of 2015 decreased approximately 16% to $23.4 million from $27.8 million reported in the same period in the prior year.  The decrease compared to the prior year is due mostly to the impact of foreign currency rate changes and lower product sales discussed above.  This decrease was partially offset by the positive impact of the timing of resin pass-throughs, cost savings initiatives and improved productivity in North America.  Prior year results also included non-recurring facility expansion expenses in Latin America.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug, consumer health care and injectables markets form the Pharma segment.

Three Months Ended March 31,	2015	2014

Net Sales	$178,669	$194,349
Segment Income	52,001	52,482
Segment Income as a percentage of Net Sales	29.1%	27.0%

Net sales for the Pharma segment decreased by 8% in the first quarter of 2015 to $178.7 million compared to $194.3 million in the first quarter of 2014.  Changes in foreign currency rates had a negative impact of 15% on the total segment sales.  Excluding changes in foreign currency rates, sales increased by 7% in the first quarter of 2015 compared to the first quarter of 2014.  Excluding changes in foreign currency rates, sales increased in all three of our markets.  Sales of our products to the prescription market increased 9%, while sales of our products to the consumer health care and injectables markets both increased 4% in the first quarter of 2015 compared to the same period in the prior year.  The prescription market benefitted from the strength of allergic rhinitis and asthma product launches while non-prescription nasal decongestant sales drove improved results in the consumer health care market.  Excluding changes in foreign currency rates, customer tooling sales also improved by $0.7 million over the prior year.

Segment income in the first quarter of 2015 decreased approximately 1% to $52.0 million compared to $52.5 million reported in the same period in the prior year.  The decrease compared to the prior year is due to the impact of changes in foreign currency rates.  Constant currency results were favorably impacted by the additional product sales volumes discussed above along with favorable product mix within the segment. Prior year results included a $1.5 million write-down on a non-controlling investment to align with the current fair value.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2015	2014

Net Sales	$81,728	$90,466
Segment Income	9,050	9,080
Segment Income as a percentage of Net Sales	11.1%	10.0%

Net sales for the quarter ended March 31, 2015 decreased approximately 10% to $81.7 million compared to $90.5 million in the first quarter of the prior year.  Changes in foreign currency rates had a negative impact of 6% on the total segment sales.  Excluding changes in foreign currency rates, sales decreased by 4% in the first quarter of 2015 compared to the first quarter of 2014.  Excluding foreign currency rate changes, sales to the food market decreased 1% and sales to the beverage market decreased approximately 7% in the first quarter of 2015 compared to the same period in the prior year.  Sales to the beverage market were negatively impacted by some residual inventory destocking by certain customers while food sales declined due to lower tooling sales of $5.7 million in the first quarter of 2015 compared to 2014.

Segment income in the first quarter of 2015 remained relatively constant at $9.1 million during the first quarter of both 2015 and 2014.  The negative impact coming from the changes in foreign currency rates noted above was offset by cost savings initiatives along with a $2.0 million favorable impact due to the timing of resin pass-throughs as resin costs declined significantly during the quarter.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 13 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation expenses and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $11.2 million for the quarter ended March 31, 2015 compared to $11.8 million in the first quarter of the prior year mainly due to changes in exchange rates discussed above.

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

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by plant shutdowns in December.  In the future, our results of operations in a quarterly period could be impacted by factors such as changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, recognition of equity based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2015 compared to 2014 is as follows:

	2015	2014
First Quarter	$8.8	$8.4
Second Quarter (estimated for 2015)	3.1	3.7
Third Quarter (estimated for 2015)	3.0	3.0
Fourth Quarter (estimated for 2015)	2.9	2.9
	$17.8	$18.0

We are recognizing higher first quarter expense in 2015 compared to 2014 due to costs associated with a higher number of retirement eligible employees in the first quarter of the current year.  However, the overall expense for the full year 2015 is expected to be lower than prior year due to lower Black Scholes fair values applied in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first quarter of 2015, our operations provided approximately $39.1 million in cash flow compared to $32.0 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to lower working capital requirements to support our business.

We used $24.9 million in cash for investing activities during the first quarter of 2015, compared to $40.5 million during the same period a year ago.  The decrease in cash used for investing activities is due primarily to a decrease in capital expenditures of $16.0 million in the first quarter of 2015 compared to the first quarter of 2014 and lower foreign currency translation rates.  Cash outlays for capital expenditures for 2015 are estimated to be approximately $150 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Proceeds from financing activities were $0.9 million in the first quarter of 2015 compared to $15.0 million in the first quarter of the prior year.  For 2015, proceeds from stock option exercises were offset by our dividends paid while in 2014 proceeds received from notes payable were used to cover our dividends paid along with the repurchase of our treasury stock.  There is no repurchase of treasury stock in 2015 as this activity is currently part of our ASR program detailed in Note 10 above.

Cash and equivalents decreased to $385.7 million at March 31, 2015 from $399.8 million at December 31, 2014.  Total short and long-term interest bearing debt decreased in the first quarter of 2015 to $834.8 million from $840.9 million at December 31, 2014.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 30.4% at March 31, 2015 compared to 28.6% at December 31, 2014.

On January 31, 2012, we entered into a revolving credit facility that provides for unsecured financing of up to $300 million.  Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin.  A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio.  On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019.  On December 16, 2014, we amended the credit facility to, among other things, change our financial covenants to the leverage and interest coverage ratios shown in the table below, and extend the maturity date of the revolving credit facility to December 16, 2019.  At March 31, 2015, there was no outstanding balance under the credit facility.  The outstanding balance under the credit facility was $230 million at December 31, 2014 and is reported as notes payable in the current liabilities section of the Condensed Consolidated Balance Sheets.  We incurred approximately $587 thousand and $473 thousand in interest and fees related to this credit facility during the quarter ended March 31, 2015 and 2014, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2015
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.12 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	19.27 to 1.00

(a)   Definitions of ratios are included as part of the revolving credit facility agreement.

Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 ratio requirement was exceeded.

To take advantage of low long-term interest rates, we executed a $225 million private placement on February 26, 2015, consisting of $125 million of 11 year notes at an interest rate of 3.61% and $100 million of 9 year notes at an interest rate of 3.49%.  The proceeds from the private placement were used to pay down the existing revolving line of credit.  Interest expense for this private placement was approximately $756 thousand in the first quarter of 2015.  In December 2014, we also executed a $250 million private placement in conjunction with our ASR program.  This private placement consisted of two maturity tranches, with $125 million of 3.49% notes due in December of 2023 and $125 million of 3.61% notes due in December of 2025.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $385.7 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay income tax on those funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We do not expect future impacts to be materially different.

We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future.  We have historically used cash flow from operations and our revolving credit facility as our primary source of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives.  Other uses of liquidity include paying dividends to shareholders and repurchasing shares of our common stock.  In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

On April 17, 2015, the Board of Directors declared a quarterly dividend of $0.28 per share payable on May 20, 2015 to shareholders of record as of April 29, 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  As discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements, no Standards that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements were effective for the first quarter of 2015.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued an ASU intended to simplify U.S. GAAP by changing the presentation of debt issuance costs. Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset.  The new treatment is consistent with debt discounts.  This standard is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

We expect the second quarter will provide another quarter of solid earnings growth on a comparable currency-adjusted basis.  The weak foreign currency environment should continue to be a significant headwind on our translated results.  Recent near-term macro-economic forecasts point to deceleration in the developing regions and there remains some uncertainty around the pace of growth in the U.S. and Europe.  However, our level of project dialog with customers is good and we are optimistic that we will continue to drive growth through our targeted market approach with the industry’s broadest product portfolio.  We will also continue to focus on cost containment as we create affordable innovation for our customers and consumers.  We expect earnings per share for the second quarter to be in the range of $0.73 to $0.78 per share compared to $0.79 per share reported in the prior year.  Assuming a comparable foreign currency exchange rate environment, comparable earnings per share for the prior year were approximately $0.66 per share.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q.  Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates;
•	changes in customer and/or consumer spending levels;
•	financial conditions of customers and suppliers;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to contain costs and improve productivity;
•	our ability to successfully implement facility expansions and new facility projects, including the Stelmi expansion;
•	our ability to increase prices, contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war or terrorism;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound and Swiss Franc, among others.  Recently we have experienced a weakening of all currencies relevant to our business compared to the U.S. dollar.  A weakening U.S. dollar has an additive effect.  Conversely, a strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations.

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

The table below provides information as of March 31, 2015 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2015.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$66,077	0.8726	62,770-66,077
Euro/Brazilian Real	14,721	3.5415	14,721-23,710
Euro/U.S. Dollar	14,576	1.1457	14,576-15,801
Euro/Indian Rupee	9,208	81.7805	9,208-9,208
British Pound/Euro	9,152	1.3922	7,877-9,152
Czech Koruna/Euro	8,102	0.0367	6,651-8,102
Euro/Columbian Peso	5,760	2,983.3383	5,760-5,839
Euro/Mexican Peso	4,961	18.9076	4,961-6,547
Euro/Swiss Franc	3,494	1.046	0-3,494
U.S. Dollar/Euro	3,061	0.9159	2,095-3,061
Chinese Yuan/U.S. Dollar	2,917	0.1596	0-2,917
Euro/Chinese Yuan	2,252	7.1183	1,871-2,252
Euro/Indonesian Rupiah	1,845	16,598.8238	1,845-1,845
Euro/Thai Baht	1,680	44.93	1,680-1,680
U.S. Dollar/Brazilian Real	1,490	3.2048	1,430-4,461
U.S. Dollar/Mexican Peso	1,177	15.5161	0-1,177
Other	2,328
Total	$152,801

As of March 31, 2015, the Company has recorded the fair value of foreign currency forward exchange contracts of $7.4 million in prepaid and other, $4.4 million in accounts payable and accrued liabilities, and $0.2 million in deferred and other non-current liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2015, the Plan purchased 3,790 shares of our common stock on behalf of the participants at an average price of $62.56 per share, for an aggregate amount of $237 thousand, and sold 1,650 shares of our Common Stock on behalf of the participants at an average price of $64.07 per share, for an aggregate amount of $106 thousand.  At March 31, 2015, the Plan owned 48,496 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 30, 2014, the Company announced a share repurchase authorization of up to $350 million of Common Stock.  This authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

On December 16, 2014, the Company entered into an agreement to repurchase approximately $250 million of its Common Stock under an accelerated share repurchase program (the “ASR program”).  The ASR program is part of the Company’s $350 million share repurchase authorization.  On December 17, 2014, the Company paid $250 million to Wells Fargo Bank N.A. (“Wells Fargo”) in exchange for approximately 3.1 million shares, estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on current market prices.  The ultimate number of shares to be repurchased under the ASR program will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a discount.  Final settlement of the ASR program is expected to be completed by the end of September 2015, although the settlement may be accelerated at Wells Fargo’s option.

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2015:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)

1/1 – 1/31/15	--	$--	--	$100.0
2/1 – 2/28/15	--	$--	--	100.0
3/1 – 3/31/15	--	--	--	100.0
Total	--	$--	--	$100.0

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2015, filed with the SEC on May 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets - March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 4, 2015

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2015, filed with the SEC on May 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets - March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements.