Form 10-Q
period 2015-06-30
APTARGROUP INC
filed 2015-07-31
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2015
Common Stock, $.01 par value per share	62,795,667 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2015

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$594,275	$670,631	$1,184,086	$1,346,682
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	375,278	451,051	761,257	904,462
Selling, research & development and administrative	89,312	96,486	185,499	203,160
Depreciation and amortization	34,165	38,466	68,225	75,713
	498,755	586,003	1,014,981	1,183,335
Operating Income	95,520	84,628	169,105	163,347

Other (Expense) Income:
Interest expense	(9,195)	(5,246)	(16,498)	(10,127)
Interest income	1,105	1,047	2,836	2,063
Equity results of affiliates	(407)	(198)	(526)	(1,744)
Miscellaneous, net	(1,268)	(525)	(1,467)	(153)
	(9,765)	(4,922)	(15,655)	(9,961)
Income before Income Taxes	85,755	79,706	153,450	153,386

Provision for Income Taxes	28,214	26,622	50,810	51,894

Net Income	$57,541	$53,084	$102,640	$101,492

Net (Income) Loss Attributable to Noncontrolling Interests	$(2)	$(8)	$70	$(27)

Net Income Attributable to AptarGroup, Inc.	$57,539	$53,076	$102,710	$101,465

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.92	$0.81	$1.64	$1.55
Diluted	$0.90	$0.79	$1.59	$1.49

Average Number of Shares Outstanding:
Basic	62,697	65,328	62,496	65,397
Diluted	64,276	67,438	64,603	68,042

Dividends per Common Share	$0.28	$0.28	$0.56	$0.53

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$57,541	$53,084	$102,640	$101,492
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	45,099	(5,164)	(94,147)	(4,601)
Changes in treasury locks, net of tax	7	6	13	12
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	42	53	85	106
Amortization of net loss included in net income, net of tax	1,131	664	2,257	1,329
Total defined benefit pension plan, net of tax	1,173	717	2,342	1,435
Total other comprehensive income (loss)	46,279	(4,441)	(91,792)	(3,154)

Comprehensive Income	103,820	48,643	10,848	98,338

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(2)	(9)	70	(18)

Comprehensive Income Attributable to AptarGroup, Inc.	$103,818	$48,634	$10,918	$98,320

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30,	December 31,
	2015	2014
Assets

Current Assets:
Cash and equivalents	$391,810	$399,762
Short-term investments	66,897	--
	458,707	399,762
Accounts and notes receivable, less allowance for doubtful accounts of $4,192 in 2015 and $4,251 in 2014	435,448	406,976
Inventories	315,178	311,072
Prepaid and other	102,258	96,128
	1,311,591	1,213,938

Property, Plant and Equipment:
Buildings and improvements	342,879	353,683
Machinery and equipment	1,874,243	1,919,507
	2,217,122	2,273,190
Less: Accumulated depreciation	(1,462,264)	(1,484,546)
	754,858	788,644
Land	21,778	23,011
	776,636	811,655

Other Assets:
Investments in affiliates	4,965	5,760
Goodwill	316,480	329,741
Intangible assets, net	36,090	40,045
Miscellaneous	32,044	36,051
	389,579	411,597
Total Assets	$2,477,806	$2,437,190

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	June 30,	December 31,
	2015	2014
Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$5,766	$233,284
Current maturities of long-term obligations	18,122	18,692
Accounts payable and accrued liabilities	377,569	352,762
	401,457	604,738

Long-Term Obligations	813,007	588,892

Deferred Liabilities and Other:
Deferred income taxes	21,297	25,521
Retirement and deferred compensation plans	110,631	109,517
Deferred and other non-current liabilities	3,724	4,606
Commitments and contingencies (Note 10)	--	--
	135,652	139,644

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized; 87.0 and 86.3 million shares issued as of June 30, 2015 and December 31, 2014, respectively	869	862
Capital in excess of par value	555,307	507,313
Retained earnings	1,807,786	1,740,005
Accumulated other comprehensive (loss)	(201,837)	(110,045)
Less treasury stock at cost, 24.2 and 24.3 million shares as of June 30, 2015 and December 31, 2014, respectively	(1,034,726)	(1,034,728)
Total AptarGroup, Inc. Stockholders’ Equity	1,127,399	1,103,407
Noncontrolling interests in subsidiaries	291	509

Total Stockholders’ Equity	1,127,690	1,103,916
Total Liabilities and Stockholders’ Equity	$2,477,806	$2,437,190

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Income (Loss)	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(744,213)	$493,947	$551	$1,480,308

Net income	101,465					27	101,492
Foreign currency translation adjustments		(4,592)				(9)	(4,601)
Changes in unrecognized pension losses and related amortization, net of tax		1,435					1,435
Changes in treasury locks, net of tax		12					12
Stock option exercises & restricted stock vestings			5	1	35,737		35,743
Cash dividends declared on common stock	(34,693)						(34,693)
Treasury stock purchased				(52,884)			(52,884)
Balance – June 30, 2014:	$1,686,191	$106,606	$858	$(797,096)	$529,684	$569	$1,526,812

Balance – December 31, 2014:	$1,740,005	$(110,045)	$862	$(1,034,728)	$507,313	$509	$1,103,916

Net income	102,710					(70)	102,640
Foreign currency translation adjustments		(94,147)					(94,147)
Changes in unrecognized pension losses and related amortization, net of tax		2,342					2,342
Changes in treasury locks, net of tax		13					13
Stock option exercises & restricted stock vestings			7	2	48,470		48,479
Cash dividends declared on common stock	(34,929)						(34,929)
Non Controlling Interest Repurchased					(476)	(148)	(624)
Balance – June 30, 2015:	$1,807,786	$(201,837)	$869	$(1,034,726)	$555,307	$291	$1,127,690

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2015	2014

Cash Flows from Operating Activities:
Net income	$102,640	$101,492
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	66,059	72,946
Amortization	2,166	2,767
Stock based compensation	13,983	13,130
Provision for (recovery of) doubtful accounts	362	(69)
Deferred income taxes	(2,465)	(3,808)
Defined benefit plan expense	10,294	8,452
Equity in results of affiliates in excess of cash distributions received	526	1,744
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(50,289)	(71,208)
Inventories	(23,058)	(19,565)
Prepaid and other current assets	(16,381)	(5,868)
Accounts payable and accrued liabilities	38,885	17,898
Income taxes payable	(3,222)	(21,572)
Retirement and deferred compensation plans	(3,832)	(6,559)
Other changes, net	4,509	20,920
Net Cash Provided by Operations	140,177	110,700

Cash Flows from Investing Activities:
Capital expenditures	(60,306)	(87,068)
Proceeds from sale of property and equipment	83	2,287
Insurance proceeds	1,900	--
Purchase of short-term investments	(66,897)	--
Notes receivable, net	(701)	(163)
Net Cash Used by Investing Activities	(125,921)	(84,944)

Cash Flows from Financing Activities:
(Repayments of) Proceeds from notes payable	(227,512)	77,019
Proceeds from long-term obligations	225,887	--
Repayments of long-term obligations	(1,539)	(308)
Dividends paid	(34,929)	(34,693)
Credit facility costs	(1,216)	(299)
Proceeds from stock option exercises	28,810	18,319
Purchase of treasury stock	--	(52,884)
Excess tax benefit from exercise of stock options	4,575	3,802
Net Cash (Used) Provided by Financing Activities	(5,924)	10,956

Effect of Exchange Rate Changes on Cash	(16,284)	(5,285)

Net (Decrease) Increase in Cash and Equivalents	(7,952)	31,427
Cash and Equivalents at Beginning of Period	399,762	309,861
Cash and Equivalents at End of Period	$391,810	$341,288

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 but does not include all disclosures required by GAAP.  Accordingly, these Unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

CHANGE IN ACCOUNTING PRINCIPLE

During the quarter, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method.  Prior to the change, the Company utilized two methods of inventory costing: LIFO for inventories in these operating entities and FIFO for inventories in other operating entities. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s Condensed Consolidated Balance Sheet, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers. The cumulative pre-tax effect of this change is $7.4 million. We have determined that this change is not material to the Company’s previously issued financial statements and that the cumulative effect of the change is not material to current operations or to the trend of reported results of operations. Therefore, we conclude it was appropriate to recognize the cumulative effect of the change as an operating item in the current period’s Condensed Consolidated Statement of Income and not to adopt the change by retrospective application.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.  During the first six months of 2015, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company’s 2014 Annual Report on Form 10-K that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements.  Other accounting standards that have been issued by the FASB or other standards-setting bodies but are not yet effective are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SHORT TERM INVESTMENTS

Short term investments reflect funds invested in a time deposit instrument with a two-year maturity.  However, during the life of the investment the funds can be redeemed at any time with a 35-90 day notice.  There are no penalties for early redemption.  We do not consider this investment a marketable security as there is no active market for this type of product.

INCOME TAXES

The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing authorities where income is earned.  The income tax rates imposed by these taxing authorities may vary substantially.  Taxable income may differ from pre-tax income for financial accounting purposes.  To the extent that these differences create differences between the tax basis of an asset or liability and our reported amount in the financial statements, an appropriate provision for deferred income taxes is made.

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

NOTE 2 - INVENTORIES

At December 31, 2014, approximately 19% of the total inventories were accounted for by the LIFO method.  Inventories, by component, consisted of:

	June 30,	December 31,
	2015	2014

Raw materials	$100,872	$108,618
Work in process	97,426	94,414
Finished goods	116,880	115,809
Total	315,178	318,841
Less LIFO reserve	--	(7,769)
Total	$315,178	$311,072

As discussed in Note 1 above, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method during the current quarter. Had this change not been implemented, the Company would have reported a LIFO reserve for the current quarter ended June 30, 2015 of $6,879 as compared to $7,427 for the quarter ended March 31, 2015 and $7,769 for the fiscal year ended December 31, 2014.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2014 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Balance as of December 31, 2014
Goodwill	$171,149	$141,592	$17,000	$1,615	$331,356
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
	$171,149	$141,592	$17,000	$--	$329,741

Foreign currency exchange effects	(3,947)	(8,799)	(515)	--	(13,261)

Balance as of June 30, 2015
Goodwill	$167,202	$132,793	$16,485	$1,615	$318,095
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
	$167,202	$132,793	$16,485	$--	$316,480

The table below shows a summary of intangible assets as of June 30, 2015 and December 31, 2014.

		June 30, 2015			December 31, 2014

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	7	$15,743	$(15,711)	$32	$17,001	$(16,852)	$149
Acquired Technology	15	32,891	(7,675)	25,216	35,701	(5,950)	29,751
License agreements and other	5	31,056	(20,214)	10,842	32,804	(22,659)	10,145
Total intangible assets	9	$79,690	$(43,600)	$36,090	$85,506	$(45,461)	$40,045

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2015 and 2014 was $1,085 and $1,369, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2015 and 2014 was $2,166 and $2,767, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2015	$2,055	(remaining estimated amortization for 2015)
2016	3,743
2017	3,317
2018	3,317
2019 and thereafter	23,658

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2015.

NOTE 4 – INCOME TAX UNCERTAINTIES

The Company had approximately $5.7 and $6.4 million recorded for income tax uncertainties as of June 30, 2015 and December 31, 2014, respectively.  The $0.7 million decrease in income tax uncertainties was primarily due to the settlement of a tax audit in Italy as well as changes in foreign currency rates.  The amount, if recognized, that would impact the effective tax rate is $5.5 and $6.3 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5.1 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 – LONG –TERM OBLIGATIONS

In December 2014, we executed a $475 million private placement to take advantage of low long-term interest rates.  At that time, we closed on $250 million of the private placement to fund our ASR program (see Note 11).  This closing consisted of two maturity tranches, with $125 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  We closed on the remaining $225 million of the private placement in February, 2015, consisting of $100 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  The proceeds from this closing were used to pay down the existing revolving line of credit.

The Company’s long-term obligations consisted of the following:

	June 30,	December 31,
	2015	2014

Notes payable 0.61% - 27.26%, due in monthly and annual installments
through 2027	$4,244	$5,160
Senior unsecured notes 2.3%, due in 2015	16,000	16,000
Senior unsecured notes 6.0%, due in 2016	50,000	50,000
Senior unsecured notes 6.0%, due in 2018	75,000	75,000
Senior unsecured notes 3.8%, due in 2020	84,000	84,000
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	--
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	--
Capital lease obligations	1,885	2,424
	831,129	607,584
Current maturities of long-term obligations	(18,122)	(18,692)
Total long-term obligations	$813,007	$588,892

Aggregate long-term maturities, excluding capital lease obligations, due annually for the five years beginning in 2015 are $17,769, $50,391, $392, $75,342, $189 and $685,161 thereafter.

NOTE 6 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended June 30,	2015	2014	2015	2014

Service cost	$2,504	$2,010	$1,139	$1,081
Interest cost	1,589	1,482	412	699
Expected return on plan assets	(1,897)	(1,646)	(447)	(510)
Amortization of net loss	1,351	717	418	313
Amortization of prior service cost	--	--	64	80
Net periodic benefit cost	$3,547	$2,563	$1,586	$1,663

	Domestic Plans		Foreign Plans
Six months ended June 30,	2015	2014	2015	2014

Service cost	$5,008	$4,021	$2,299	$2,160
Interest cost	3,178	2,964	832	1,398
Expected return on plan assets	(3,795)	(3,292)	(902)	(1,020)
Amortization of net loss	2,702	1,434	843	626
Amortization of prior service cost	--	--	129	161
Net periodic benefit cost	$7,093	$5,127	$3,201	$3,325

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we plan to contribute approximately $10 million to our domestic defined benefit plans in 2015.  No 2015 contributions were made as of June 30, 2015.  The Company also expects to contribute approximately $12.6 million to our foreign defined benefit plans in 2015, and as of June 30, 2015, we have contributed approximately $1.0 million.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Other	Total

Balance – December 31, 2013	$149,965	$(40,093)	$(121)	$109,751
Other comprehensive loss before reclassifications	(4,252)	--	--	(4,252)
Amounts reclassified from accumulated other comprehensive income	(340)	1,435	12	1,107
Net current-period other comprehensive (loss) income	(4,592)	1,435	12	(3,145)
Balance - June 30, 2014	$145,373	$(38,658)	$(109)	$106,606

Balance – December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)
Other comprehensive loss before reclassifications	(94,147)	--	--	(94,147)
Amounts reclassified from accumulated other comprehensive income	--	2,342	13	2,355
Net current-period other comprehensive (loss) income	(94,147)	2,342	13	(91,792)
Balance - June 30, 2015	$(136,998)	$(64,755)	$(84)	$(201,837)

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended June 30,	2015	2014

Defined Benefit Pension Plans
Amortization of net loss	$1,769	$1,030	(a)
Amortization of prior service cost	64	80	(a)
	1,833	1,110	Total before tax
	(660)	(393)	Tax benefit
	$1,173	$717	Net of tax

Other
Changes in treasury locks	9	10	Interest Expense
	9	10	Total before tax
	(2)	(4)	Tax benefit
	$7	$6	Net of tax

Total reclassifications for the period	$1,180	$723

(a)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Six months ended June 30,	2015	2014

Defined Benefit Pension Plans
Amortization of net loss	$3,545	$2,060	(b)
Amortization of prior service cost	129	161	(b)
	3,674	2,221	Total before tax
	(1,332)	(786)	Tax benefit
	$2,342	$1,435	Net of tax

Foreign Currency
Foreign Currency Gain	--	(340)	Miscellaneous, net
	--	(340)	Total before tax
	--	--	Tax benefit
	$--	$(340)	Net of tax

Other
Changes in treasury locks	19	19	Interest Expense
	19	19	Total before tax
	(6)	(7)	Tax benefit
	$13	$12	Net of tax

Total reclassifications for the period	$2,355	$1,107

(b)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

OTHER

As of June 30, 2015, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.4 million in prepaid and other, $1.7 million in accounts payable and accrued liabilities, and $0.1 million in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of June 30, 2015 had an aggregate contract amount of $138.1 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2015

and December 31, 2014

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$1,379	$1,037
Foreign Exchange Contracts	Miscellaneous Other Assets	--	7
		$1,379	$1,044

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,736	$2,378
Foreign Exchange Contracts	Deferred and other non-current liabilities	90	115
		$1,826	$2,493

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended June 30, 2015 and June 30, 2014

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2015	2014

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(3,301)	$(1,335)
		$(3,301)	$(1,335)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Six Months Ended June 30, 2015 and June 30, 2014

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2015	2014

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$(48)	$(1,494)
		$(48)	$(1,494)

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
June 30, 2015
Derivative Assets	$1,379	--	$1,379	--	--	$1,379
Total Assets	$1,379	--	$1,379	--	--	$1,379

Derivative Liabilities	$1,826	--	$1,826	--	--	$1,826
Total Liabilities	$1,826	--	$1,826	--	--	$1,826

December 31, 2014
Derivative Assets	$1,044	--	$1,044	--	--	$1,044
Total Assets	$1,044	--	$1,044	--	--	$1,044

Derivative Liabilities	$2,493	--	$2,493	--	--	$2,493
Total Liabilities	$2,493	--	$2,493	--	--	$2,493

NOTE 9 – FAIR VALUE

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

•                  Level 3:  Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2015, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,379	$--	$1,379	$--
Total assets at fair value	$1,379	$--	$1,379	$--

Liabilities
Forward exchange contracts (a)	$1,826	$--	$1,826	$--
Total liabilities at fair value	$1,826	$--	$1,826	$--

As of December 31, 2014, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,044	$--	$1,044	$--
Total assets at fair value	$1,044	$--	$1,044	$--

Liabilities
Forward exchange contracts (a)	$2,493	$--	$2,493	$--
Total liabilities at fair value	$2,493	$--	$2,493	$--

(a)   Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $827 million as of June 30, 2015 and $606 million as of December 31, 2014.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2015.

NOTE 11 – STOCK REPURCHASE PROGRAM

On October 30, 2014, the Company announced a new share repurchase authorization of up to $350 million of common stock.  This new authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

On December 16, 2014, the Company entered into an agreement to repurchase approximately $250 million of its common stock under an accelerated share repurchase program (the “ASR program”).  The ASR program is part of the Company’s $350 million share repurchase authorization.  On December 17, 2014, the Company paid $250 million to Wells Fargo Bank N.A. (“Wells Fargo”) in exchange for approximately 3.1 million shares, estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on then current market prices.  The ultimate number of shares to be repurchased under the ASR program will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a discount.  Final settlement of the ASR program is expected to be completed by the end of September 2015, although the settlement may be accelerated at Wells Fargo’s option.

During the three and six months ended June 30, 2015, the Company did not repurchase any shares.  During the three and six months ended June 30, 2014, the Company repurchased approximately 600 thousand and 800 thousand shares for approximately $39.9 million and $52.9 million, respectively.  Shares repurchased were returned to Treasury Stock.

NOTE 12 – STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units to employees under Stock Awards Plans approved by shareholders.  Stock options and restricted stock units are issued to non-employee directors under Director Stock Option Plans and the Director Restricted Stock Unit Plan approved by shareholders.  Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.  Restricted stock units generally vest over three years.

Compensation expense recorded attributable to stock options for the first six months of 2015 was approximately $12.0 million ($7.8 million after tax).  The income tax benefit related to this compensation expense was approximately $4.2 million.  Approximately $10.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first six months of 2014 was approximately $12.0 million ($7.8 million after tax).  The income tax benefit related to this compensation expense was approximately $4.2 million.  Approximately $10.8 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $12.83 and $14.84 per share in 2015 and 2014, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six months ended June 30,	2015	2014

Dividend Yield	1.7%	1.7%
Expected Stock Price Volatility	21.9%	22.2%
Risk-free Interest Rate	1.6%	2.3%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the second quarter of 2015 as this plan was cancelled and replaced by the Director Restricted Stock Unit Plan.  The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2014 was $14.07.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Six months ended June 30,	2014

Dividend Yield	1.8%
Expected Stock Price Volatility	22.2%
Risk-free Interest Rate	2.2%
Expected Life of Option (years)	6.9

A summary of option activity under the Company’s stock plans during the first half of 2015 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2015	8,107,806	$46.74	368,668	$53.52
Granted	1,391,355	64.60	--	--
Exercised	(788,268)	34.60	(62,001)	40.67
Forfeited or expired	(20,653)	60.34	--	--
Outstanding at June 30, 2015	8,690,240	$50.67	306,667	$56.11
Exercisable at June 30, 2015	5,925,974	$44.64	224,325	$53.41

Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2015	6.4		7.4
Exercisable at June 30, 2015	5.2		6.9

Aggregate Intrinsic Value ($000):
Outstanding at June 30, 2015	$120,651		$2,616
Exercisable at June 30, 2015	$115,264		$2,432

Intrinsic Value of Options Exercised ($000) During the Six Months Ended:
June 30, 2015	$23,592		$1,449
June 30, 2014	$18,050		$741

The fair value of shares vested during the six months ended June 30, 2015 and 2014 was $15.8 million and $13.9 million, respectively.  Cash received from option exercises was approximately $28.8 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $7.0 million in the six months ended June 30, 2015.  As of June 30, 2015, the remaining valuation of stock option awards to be expensed in future periods was $18.7 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of June 30, 2015, and changes during the period then ended is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	Shares	Grant-Date Fair Value	Shares	Grant-Date Fair Value

Nonvested at January 1, 2015	61,750	$64.09	--	$--
Granted	11,448	65.87	18,857	63.10
Vested	(11,083)	57.13	--	--
Nonvested at June 30, 2015	62,115	$65.65	18,857	$63.10

Compensation expense recorded attributable to restricted stock unit grants for the first half of 2015 and 2014 was approximately $2.0 million and $1.1 million, respectively.  The fair value of units vested during the six months ended June 30, 2015 and 2014 was $633 thousand and $491 thousand, respectively.  The intrinsic value of units vested during the six months ended June 30, 2015 and 2014 was $732 thousand and $613 thousand, respectively.  As of June 30, 2015 there was $1.9 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.4 years.

The Company has a long-term incentive program for certain employees.  The program is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program is expected to be approximately $2.3 million over the performance period, of which $483 thousand and $320 thousand was recognized in the first half of 2015 and 2014, respectively.

NOTE 13 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	June 30, 2015		June 30, 2014
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$57,539	$57,539	$53,076	$53,076

Average equivalent shares
Shares of common stock	62,697	62,697	65,328	65,328
Effect of dilutive stock based compensation
Stock options	1,550	--	2,103	--
Restricted stock	29	--	7	--
Total average equivalent shares	64,276	62,697	67,438	65,328
Net income per share	$0.90	$0.92	$0.79	$0.81

	Six months ended
	June 30, 2015		June 30, 2014
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$102,710	$102,710	$101,465	$101,465

Average equivalent shares
Shares of common stock	62,496	62,496	65,397	65,397
Effect of dilutive stock based compensation
Stock options	2,075	--	2,616	--
Restricted stock	32	--	29	--
Total average equivalent shares	64,603	62,496	68,042	65,397
Net income per share	$1.59	$1.64	$1.49	$1.55

NOTE 14 – SEGMENT INFORMATION

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total Revenue:
Beauty + Home	$324,742	$391,215	$659,536	$789,755
Pharma	183,300	195,690	361,969	390,039
Food + Beverage	92,122	90,192	174,042	180,818
Total Revenue	600,164	677,097	1,195,547	1,360,612

Less: Intersegment Sales:
Beauty + Home	$5,617	$5,989	$10,997	$13,293
Pharma	--	--	--	--
Food + Beverage	272	477	464	637
Total Intersegment Sales	$5,889	$6,466	$11,461	$13,930

Net Sales:
Beauty + Home	$319,124	$385,226	$648,539	$776,462
Pharma	183,300	195,690	361,969	390,039
Food + Beverage	91,851	89,715	173,578	180,181
Net Sales	$594,275	$670,631	$1,184,086	$1,346,682

Segment Income (1):
Beauty + Home	$27,193	$27,198	$50,569	$54,979
Pharma	55,462	52,793	107,463	105,275
Food + Beverage	14,991	12,416	24,041	21,496
Corporate & Other	(3,801)	(8,502)	(14,961)	(20,300)
Income before interest and taxes	$93,845	$83,905	$167,112	$161,450
Interest expense, net	(8,090)	(4,199)	(13,662)	(8,064)
Income before income taxes	$85,755	$79,706	$153,450	$153,386

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

NOTE 15 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to the roof and production area of a facility owned by an AptarGroup subsidiary in Brazil on September 1, 2014.  There were no injuries.  The facility is primarily an internal supplier to AptarGroup of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets.  Repairs of the facility continue to progress as planned.  AptarGroup is insured for the damages caused by the fire, including business interruption insurance.  While the Company is still in the process of reviewing claims with our insurance carriers, we have currently recognized a $4.3 million receivable related to costs incurred but not yet reimbursed, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet. This incident did not have a material impact on our financial results during the first half of 2015 and we expect to reach a final insurance settlement during the second half of 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.1	67.3	64.3	67.2
Selling, research & development and administrative	15.0	14.4	15.7	15.1
Depreciation and amortization	5.8	5.7	5.8	5.6
Operating Income	16.1	12.6	14.3	12.1
Other expense	(1.7)	(0.7)	(1.3)	(0.7)
Income before Income Taxes	14.4	11.9	13.0	11.4

Net Income	9.7%	7.9%	8.7%	7.5%

Effective Tax Rate	32.9%	33.4%	33.1%	33.8%

NET SALES

We reported net sales of $594.3 million for the second quarter ended June 30, 2015, 11% below second quarter 2014 reported net sales of $670.6 million.  The average U.S. dollar exchange rate strengthened significantly relative to the Euro along with all other major currencies impacting our business, resulting in a negative currency translation impact of 13%.  Therefore, sales excluding changes in foreign currency rates (“core sales”) increased by 2% in the second quarter of 2015 compared to the second quarter of 2014.  Core sales for our Pharma and Food + Beverage business segment increased while our Beauty + Home business segment’s core sales were slightly lower than the prior year:

Second Quarter 2015	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales (including tooling)	(4%)	9%	9%	2%
Currency Effects(1)	(13%)	(15%)	(7%)	(13%)
Total Reported Net Sales Growth	(17%)	(6%)	2%	(11%)

(1)  Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For the first six months of 2015, we reported net sales of $1.18 billion, 12% below the first six months of 2014 reported net sales of $1.35 billion.  Consistent with the second quarter, the average U.S. dollar exchange rate strengthened relative to the Euro along with all other major currencies impacting our business.  Core sales for the first six months of 2015 were flat compared to the first six months of 2014:

First Six Months of 2015	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales (including tooling)	(4%)	8%	2%	--%
Currency Effects(1)	(12%)	(15%)	(6%)	(12%)
Total Reported Net Sales Growth	(16%)	(7%)	(4%)	(12%)

(1)  Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total

Domestic	$158,749	27%	$161,624	24%	$318,827	27%	$332,301	25%
Europe	328,680	55%	393,282	59%	660,951	56%	792,741	59%
Latin America	54,208	9%	67,187	10%	107,124	9%	127,727	9%
Asia	52,638	9%	48,538	7%	97,184	8%	93,913	7%

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales as a percent of net sales was 63.1% in the second quarter of 2015 compared to 67.3% in the same period a year ago.  The decrease is mainly due to the $7.4 million impact of a change in accounting principle related to inventory valuation methods discussed in Note 1 to the Unaudited Notes to Condensed Consolidated Financial Statements along with increased sales volumes in our Pharma and Food + Beverage segments compared to the Company average.  This positively impacts our cost of sales percentage as margins on our pharmaceutical, food and beverage products typically are higher than the overall Company average.  Segment-driven cost savings initiatives and productivity improvements resulted in broad-based margin improvement.  We also benefitted from favorable foreign currency transaction effects.

Cost of sales as a percent of net sales decreased to 64.3% in the first six months of 2015 compared to 67.2% in the same period a year ago.  As discussed above, the $7.4 million impact of the change in accounting principle as well as increased sales volumes in our Pharma segment positively impacted our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average.  We also experienced a positive impact from the timing delay of resin pass-throughs of approximately $3.0 million as resin prices declined significantly during the first quarter and we benefitted from certain cost savings initiatives driven by the segments along with favorable foreign currency transaction effects.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $7.2 million to $89.3 million in the second quarter of 2015 compared to $96.5 million during the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased $5.5 million in the quarter.  The increase is due to several factors including $1.3 million of higher bad debt expense, a $0.6 million unclaimed property settlement with the State of Delaware and $0.5 million of higher pension costs due to lower interest rates.  We also incurred higher professional fees associated with our legal entity reorganization project along with other normal inflationary increases.  SG&A as a percentage of net sales increased to 15.0% compared to 14.4% in the same period of the prior year due to the higher expenses noted above.

SG&A decreased by approximately $17.7 million to $185.5 million in the first six months of 2015 compared to $203.2 million during the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $6.7 million in the first six months of the year.  As discussed above, the increase is mainly due to higher bad debt expense, an unclaimed property settlement, higher pension and professional fees along with normal inflationary increases.  SG&A as a percentage of net sales increased to 15.7% in the first six months of 2015 compared to 15.1% in the first six months of 2014 primarily due to the higher expenses during the current year noted above.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses decreased to $34.2 million in the second quarter of 2015 compared to $38.5 million during the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased slightly by approximately $0.7 million in the quarter compared to the same period a year ago.  The increase is mainly due to our continued investments in new products in excess of our depreciation and amortization expense.  Depreciation and amortization as a percentage of net sales increased slightly to 5.8% in the second quarter of 2015 compared to 5.7% for the same period a year ago.

For the first six months of 2015, reported depreciation and amortization expenses decreased by approximately $7.5 million to $68.2 million compared to $75.7 million in the first half of 2014.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $1.9 million in the first six months of 2015.  As discussed above, this increase is mainly due to our investments in new products and our global enterprise resource planning system.  Depreciation and amortization as a percentage of net sales also increased to 5.8% compared to 5.6% for the same period a year ago.

OPERATING INCOME

Operating income increased approximately $10.9 million in the second quarter of 2015 to $95.5 million compared to $84.6 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $23.0 million in the quarter.  As mentioned above, we benefitted from the $7.4 million change in inventory accounting principle along with the strong results of our Pharma and Food + Beverage segments.  We also realized certain cost saving initiatives and productivity improvements which were driven by all three of our operating segments.  Operating income as a percentage of net sales increased to 16.1% in the first six months of 2015 compared to 12.6% for the same period in the prior year.

Operating income increased approximately $5.8 million to $169.1 million in the first six months of 2015 compared to $163.3 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $30.1 million in the first six months of 2015.  We benefitted from the $7.4 million change in inventory accounting principle along with the strong results of our Pharma and Food + Beverage segments.  We also benefitted from a positive impact from the timing delay in passing through resin cost decreases and certain cost saving initiatives driven by the segments.  Operating income as a percentage of sales increased to 14.3% in the first six months of 2015 compared to 12.1% for the same period in the prior year.

NET OTHER EXPENSE

Net other expenses in the second quarter of 2015 increased to $9.8 million from $4.9 million in the same period in the prior year.  During 2015, we incurred higher interest expense related to our $475 million senior notes issued in December 2014 and February 2015; the proceeds of which were mainly used to fund our accelerated share repurchase in December 2014 and move part of our debt from variable to fixed in order to take advantage of the current interest rate environment.  We also incurred increased costs related to our forward exchange contracts due to exchange rate volatility in certain countries.

Net other expenses for the six months ended June 30, 2015 increased to $15.7 million from $10.0 million in the same period in the prior year.  Higher interest expense related to our $475 million senior notes and increased costs of our forward exchange contracts were partially offset by the recognition of a $1.5 million write-down on a non-controlling investment in the prior year.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 32.9% for the three months ended June 30, 2015 compared to 33.4% for the same period ended June 30, 2014.  The reported effective tax rate also decreased to 33.1% for the six months ended June 30, 2015 compared to 33.8% for the six months ended June 30, 2014.  The decrease in the rates for the three and six months ended June 30, 2015 is attributable to the mix of income earned by tax jurisdiction as well as the expansion of an Italian tax law that resulted in increased deductions.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $57.5 million and $102.7 million in the three and six months ended June 30, 2015, respectively, compared to $53.1 million and $101.5 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$319,124	$385,226	$648,539	$776,462
Segment Income	27,193	27,198	50,569	54,979
Segment Income as a percentage of Net Sales	8.5%	7.1%	7.8%	7.1%

Net sales for the quarter ended June 30, 2015 decreased 17% to $319.1 million compared to $385.2 million in the second quarter of the prior year.  Core sales decreased 4% in the second quarter of 2015 compared to the same quarter of the prior year.  Core sales of our products to the personal care market were comparable to prior year while core sales of our products to the beauty and home care markets decreased by 7% and 8%, respectively, in the second quarter of 2015 compared to the same period in the prior year.  The trend of global market softness continues for Beauty + Home as all regions except Asia reported sales declines on a constant currency basis compared to prior year.

Net sales decreased 16% in the first six months of 2015 to $648.5 million compared to $776.5 million in the first six months of the prior year.  Core sales decreased 4% in first six months of 2015 compared to the first six months of the prior year.  Core sales of our products to the personal care, beauty and home care markets decreased by 3%, 4% and 7%, respectively in the first six months of 2015 compared to the first six months of 2014.  Consistent with the quarter, all regions except Asia reported sales declines on a constant currency basis compared to prior year.

In spite of the decrease in sales in the second quarter, segment income was consistent between 2015 and 2014 at $27.2 million.  Foreign currency rate changes, lower product sales and an accrual for our receivable exposure in Greece negatively impacted segment income and were offset by improved product sales mix, cost savings initiatives and improved productivity, mainly in North America.  There was little impact from the timing of resin pass-throughs in the quarter; however, prior year results were negatively impacted by $1.0 million of non-recurring facility expansion expenses in Latin America.

Segment income in the first six months of 2015 decreased approximately 8% to $50.6 million compared to $55.0 million reported in the same period in the prior year.  The decrease compared to the prior year is due mostly to the impact of foreign currency rate changes and lower product sales discussed above.  This decrease was partially offset by the positive impact of the timing of resin pass-throughs during the first quarter, cost savings initiatives and improved productivity in North America in the current year. The prior year segment income included approximately $1.0 million related to facility expansion costs in Latin America.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$183,300	$195,690	$361,969	$390,039
Segment Income	55,462	52,793	107,463	105,275
Segment Income as a percentage of Net Sales	30.3%	27.0%	29.7%	27.0%

Net sales for the Pharma segment decreased approximately 6% in the second quarter of 2015 to $183.3 million compared to $195.7 million in the second quarter of 2014.  Core sales increased 9% in the second quarter of 2015 compared to the same quarter of the prior year.  Core sales of our products to the prescription and injectables markets increased 17% and 7%, respectively.  The prescription market’s growth over the prior year was mainly due to strong sales in our respiratory application fields such as asthma/COPD and allergic rhinitis, while the injectables market continues to show positive growth momentum with strong demand in Europe, U.S., India and Latin America.  Core sales of our products to the consumer health care market decreased 5% in the second quarter of 2015 compared to a record quarter in the prior year.  This is mainly due to lower tooling sales and softness with a few customers in Eastern Europe.  In total customer tooling sales, excluding foreign currency changes, increased by $3.9 million in the second quarter of 2015 compared to the second quarter of the prior year.

Net sales for the first six months of 2015 decreased approximately 7% to $362.0 million compared to $390.0 million in the first six months of the prior year.  Core sales increased by 8% in the first six months of 2015 compared to the first six months of 2014.  Core sales of our products to the prescription and injectables markets increased 13% and 6%, respectively, in the first six months of 2015 compared to the same period in the prior year.  Prescription growth was led by strong sales of our asthma/COPD and allergic rhinitis products while injectables grew on increased demand as noted above.  Core sales of our products to the consumer health care market were comparable to the prior year as growth in our non-prescription nasal decongestant business offset the lower tooling sales and softness in Eastern Europe discussed above.

Segment income in the second quarter of 2015 increased approximately 5% to $55.5 million compared to $52.8 million reported in the same period in the prior year.  Results were favorably impacted by the additional product sales volumes discussed above along with favorable product mix within the segment combined with cost containment initiatives.

Segment income in the first six months of 2015 increased approximately 2% to $107.5 million compared to $105.3 million reported in the same period of the prior year.  This increase is again mainly attributed to the higher sales volumes and improved product mix within the segment as well as cost containment initiatives.  Prior year results also included a $1.5 million write-down on a non-controlling investment to align with the current fair value.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$91,851	$89,715	$173,578	$180,181
Segment Income	14,991	12,416	24,041	21,496
Segment Income as a percentage of Net Sales	16.3%	13.8%	13.9%	11.9%

Net sales for the Food + Beverage segment for the quarter ended June 30, 2015 increased approximately 2% to $91.9 million compared to $89.7 million in the second quarter of the prior year.  Core sales increased 9% in the second quarter of 2015 compared to the same quarter of the prior year.  Core sales of our products to the food market increased approximately 11% due to broad based growth versus the prior year.  Core sales of our products to the beverage market increased 7% mainly due to growth in functional drinks product sales in Asia and sport drinks product sales in Latin America.  Decreases in resin pass-throughs to our customers and lower tooling sales negatively impacted sales by $2.5 million and $1.9 million, respectively.

Net sales for the first six months of 2015 decreased approximately 4% to $173.6 million compared to $180.2 million in the first six months of the prior year.  Core sales increased 2%.  Core sales of our products to the food market increased 4% and core sales of our products to the beverage market increased approximately 1% in the first six months of 2014 compared to the same period in the prior year.  The broad based growth in the food market noted above was offset by lower tooling sales of $7.3 million in the first six months of 2015 compared to 2014.  While we realized strong sales growth of our products to the beverage market during the second quarter, this growth was mostly offset by residual inventory destocking by certain customers earlier in the year.  Decreases in resin pass-throughs of $2.5 million also negatively impacted sales for the first six months of 2015.

Segment income in the second quarter of 2015 increased approximately 21% to $15.0 million compared to $12.4 million during the same period in the prior year.  Segment income was positively impacted mainly by the increased product sales discussed above and cost reduction efforts.  The impact of the timing of resin pass-throughs in the second quarter was still favorable by $0.5 million, but lower than the first quarter as the first quarter price decreases have been passed on to customers.

Segment income in the first six months of 2015 increased approximately 12% to $24.0 million compared to $21.5 million reported in the same period of the prior year.  The negative impact coming from the changes in foreign currency rates noted above was offset by improving sales volumes and cost savings initiatives along with a $2.5 million favorable impact due to the timing of resin pass-throughs.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $3.8 million for the quarter ended June 30, 2015 compared to $8.5 million in the second quarter of the prior year due to the impact of the $7.4 million change in accounting principle related to our inventory valuation method.  This decrease is offset by increased professional fees and other expenses associated with our legal entity reorganization project along with a $0.6 million unclaimed property settlement with the State of Delaware.

Corporate & Other expense in the first six months of 2015 decreased to $15.0 million compared to $20.3 million reported in the same period of the prior year due the impact of the $7.4 million change in accounting principle related to our inventory valuation method.  This decrease is mainly offset by the increases in professional fees, other expenses associated with our legal entity reorganization project and the unclaimed property settlement as noted above.

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

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our stock option expense on a pre-tax basis (in $ millions) for the year 2015 compared to 2014 is as follows:

	2015	2014
First Quarter	$8.8	$8.4
Second Quarter	3.2	3.7
Third Quarter (estimated for 2015)	3.0	3.0
Fourth Quarter (estimated for 2015)	2.9	2.9
	$17.9	$18.0

We recognized higher first quarter expense in 2015 compared to 2014 due to costs associated with a higher number of retirement eligible employees in the first quarter of the current year.  This is offset by lower second quarter expense as there were no grants under the Director Stock Option Plan during the second quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first six months of 2015, our operations provided approximately $140.2 million in cash flow compared to $110.7 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to lower working capital requirements to support our business.

We used $125.9 million in cash for investing activities during the first half of 2015, compared to $84.9 million during the same period a year ago.  The increase in cash used for investing activities is due to the purchase of $66.9 million in short term investments.  Short term investments reflect funds invested in a time deposit instrument with a two-year maturity.  However, during the life of the investment the funds can be redeemed at any time with a 35-90 day notice.  There are no penalties for early redemption.  This increase was partially offset by a decrease in capital expenditures of $26.8 million in the first half of 2015 compared to the first half of 2014.  Cash outlays for capital expenditures for 2015 are estimated to be approximately $150 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used $5.9 million in cash for financing activities during the first half of 2015, compared to $11.0 million in proceeds in the first half of the prior year.  For 2015, proceeds from stock option exercises were offset by our dividends paid while in 2014 proceeds received from notes payable were used to cover our dividends paid along with the repurchase of our treasury stock.  There is no repurchase of treasury stock in 2015 as this activity is currently part of our ASR program detailed in Note 11 of the Unaudited Notes to Condensed Consolidated Financial Statements.

Cash and equivalents decreased to $391.8 million at June 30, 2015 from $399.8 million at December 31, 2014.  Total short and long-term interest bearing debt decreased in the first six months of 2015 to $836.9 million from $840.9 million at December

31, 2014.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 28.3% at June 30, 2015 compared to 28.6% at December 31, 2014.

On January 31, 2012, we entered into a revolving credit facility that provides for unsecured financing of up to $300 million.  Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin.  A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio.  On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019.  On December 16, 2014, we amended the credit facility to, among other things, change our financial covenants to the leverage and interest coverage ratios shown in the table below, and extend the maturity date of the revolving credit facility to December 16, 2019.  At June 30, 2015, there was no outstanding balance under the credit facility.  The outstanding balance under the credit facility was $230 million at December 31, 2014 and is reported as notes payable in the current liabilities section of the Condensed Consolidated Balance Sheets.  We incurred approximately $114 thousand and $611 thousand in interest and fees related to this credit facility during the quarter ended June 30, 2015 and 2014, respectively.  We incurred approximately $701 thousand and $1.1 million in interest and fees related to this credit facility during the six months ended June 30, 2015 and 2014, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2015
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.10 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	16.72 to 1.00

(a)         Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 ratio requirement was exceeded.

In December 2014, we executed a $475 million private placement to take advantage of low long-term interest rates.  At that time, we closed on $250 million of the private placement to fund our ASR program.  This closing consisted of two maturity tranches, with $125 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  We closed on the remaining $225 million of the private placement in February, 2015, consisting of $100 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  The proceeds from this closing were used to pay down the existing revolving line of credit.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $391.8 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay income tax on those funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We do not expect future impacts to be materially different.

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

On July 16, 2015, the Board of Directors declared a quarterly dividend of $0.28 per share payable on August 19, 2015 to stockholders of record as of July 29, 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  As discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements,

no Standards that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements were effective for the first half of 2015.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

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

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (CCA).  Previously, there was no specific U.S. GAAP guidance on accounting for such fees from the customer’s perspective.  Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract.  This standard is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

We anticipate that during the third quarter we will continue to build upon the progress we have made thus far this year.  We are committed to investing in research and development and in the capital projects necessary to support our long-term growth.  Certain macro-economic conditions could remain challenging in the near-term, including the stagnation affecting certain markets in Latin America and the global foreign exchange environment.  However, we will execute our strategy and in doing so, continue to help our customers grow their businesses with our innovative dispensing solutions.

AptarGroup expects diluted earnings per share to be in the range of $0.77 to $0.82 per share for the third quarter of 2015 compared to $0.73 per diluted share reported in the prior year.  Assuming a comparable foreign currency exchange rate environment, comparable earnings per share for the prior year were approximately $0.65 per share.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q.  Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements.  Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic conditions worldwide, including the current situation in Greece as well as potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates;
•	changes in customer and/or consumer spending levels;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to contain costs and improve productivity;
•	our ability to successfully implement facility expansions and new facility projects, including the Stelmi expansion;
•	our ability to increase prices, contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war or terrorism;
•	cybersecurity threats that could impact our networks and reporting systems;

•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of June 30, 2015 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2015.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$73,521	0.9600	70,348-73,521
Euro/Brazilian Real	16,126	3.5500	15,506-16,126
Euro/Indian Rupee	10,789	78.5700	9,408-10,789
Euro/U.S. Dollar	10,229	1.1200	10,229-17,777
Euro/Columbian Peso	6,276	2,835.8300	6,276-6,276
Euro/Mexican Peso	5,156	18.8800	5,069-6,186
British Pound/Euro	2,864	1.3900	2,864-10,425
Czech Koruna/Euro	2,526	0.0400	2,526-8,739
U.S. Dollar/Brazilian Real	2,445	3.1300	1,445-2,445
Euro/Indonesian Rupiah	1,885	16,598.8200	1,885-1,885
Euro/Thai Baht	1,716	44.9300	1,716-1,716
U.S. Dollar/Euro	1,324	0.8900	914-2,569
U.S. Dollar/Chinese Yuan	1,130	6.2300	1,130-2,190
Other	2,099
Total	$138,086

As of June 30, 2015, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.4 million in prepaid and other, $1.7 million in accounts payable and accrued liabilities, and $0.1 million in deferred and other non-current liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2015, the Company implemented an enterprise resource planning (“ERP”) system at two operating facilities.  Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP system.  Management is not aware of any control deficiencies at these two facilities.  Other than these items, no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of Common Stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2015, the Plan purchased 4,970 shares of our common stock on behalf of the participants at an average price of $63.10 per share, for an aggregate amount of $314 thousand, and did not sell any shares of our common stock.  At June 30, 2015, the Plan owned 53,466 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 30, 2014, the Company announced a share repurchase authorization of up to $350 million of Common Stock.  This authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

On December 16, 2014, the Company entered into an agreement to repurchase approximately $250 million of its common stock under an accelerated share repurchase program (the “ASR program”).  The ASR program is part of the Company’s $350 million share repurchase authorization.  On December 17, 2014, the Company paid $250 million to Wells Fargo Bank N.A. (“Wells Fargo”) in exchange for approximately 3.1 million shares, estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on then current market prices.  The ultimate number of shares to be repurchased under the ASR program will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR program, less a discount.  Final settlement of the ASR program is expected to be completed by the end of September 2015, although the settlement may be accelerated at Wells Fargo’s option.  Consequently, no securities were purchased during the quarter ended June 30, 2015 and approximately $100 million of shares remain to be purchased under the current share repurchase authorization.

ITEM 6.  EXHIBITS

Exhibit 10.1

AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 4(c) to AptarGroup, Inc.’s Registration Statement on Form S-8, Registration Number 333-203905, filed on May 6, 2015, is hereby incorporated by reference.

Exhibit 10.2	Form of AptarGroup, Inc. 2015 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, filed with the SEC on July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets – June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: July 31, 2015

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1

AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 4(c) to AptarGroup, Inc.’s Registration Statement on Form S-8, Registration Number 333-203905, filed on May 6, 2015, is hereby incorporated by reference.

10.2	Form of AptarGroup, Inc. 2015 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, filed with the SEC on July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets – June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements.