Form 10-Q
period 2015-09-30
APTARGROUP INC
filed 2015-11-05
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock, $.01 par value per share	62,447,011 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2015

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$586,290	$651,942	$1,770,376	$1,998,624
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	381,424	443,520	1,142,681	1,347,982
Selling, research & development and administrative	81,370	91,649	266,869	294,809
Depreciation and amortization	35,439	38,158	103,664	113,871
	498,233	573,327	1,513,214	1,756,662
Operating Income	88,057	78,615	257,162	241,962

Other (Expense) Income:
Interest expense	(8,948)	(5,332)	(25,446)	(15,459)
Interest income	1,762	1,386	4,598	3,449
Equity results of affiliates	(209)	(124)	(735)	(1,868)
Miscellaneous, net	(1,285)	(429)	(2,752)	(582)
	(8,680)	(4,499)	(24,335)	(14,460)

Income before Income Taxes	79,377	74,116	232,827	227,502

Provision for Income Taxes	26,115	25,496	76,925	77,390

Net Income	$53,262	$48,620	$155,902	$150,112

Net (Income) Loss Attributable to Noncontrolling Interests	$(15)	$(25)	$55	$(52)

Net Income Attributable to AptarGroup, Inc.	$53,247	$48,595	$155,957	$150,060

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.85	$0.75	$2.49	$2.30
Diluted	$0.83	$0.73	$2.41	$2.21

Average Number of Shares Outstanding:
Basic	62,886	64,886	62,627	65,225
Diluted	64,454	66,845	64,609	67,761

Dividends per Common Share	$0.28	$0.28	$0.84	$0.81

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Income	$53,262	$48,620	$155,902	$150,112
Other Comprehensive Loss:
Foreign currency translation adjustments	(20,883)	(118,758)	(115,030)	(123,359)
Changes in treasury locks, net of tax	6	6	19	18
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	42	51	127	157
Amortization of net loss included in net income, net of tax	1,132	658	3,389	1,987
Total defined benefit pension plan, net of tax	1,174	709	3,516	2,144
Total other comprehensive loss	(19,703)	(118,043)	(111,495)	(121,197)

Comprehensive Income (Loss)	33,559	(69,423)	44,407	28,915

Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(7)	(29)	63	(47)

Comprehensive Income (Loss) Attributable to AptarGroup, Inc.	$33,552	$(69,452)	$44,470	$28,868

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30,	December 31,
	2015	2014

Assets

Current Assets:
Cash and equivalents	$434,059	$399,762
Short-term investments	67,053	--
	501,112	399,762
Accounts and notes receivable, less allowance for doubtful accounts of $2,977 in 2015 and $4,251 in 2014	422,895	406,976
Inventories	310,844	311,072
Prepaid and other	97,651	96,128
	1,332,502	1,213,938

Property, Plant and Equipment:
Buildings and improvements	347,466	353,683
Machinery and equipment	1,884,046	1,919,507
	2,231,512	2,273,190
Less: Accumulated depreciation	(1,479,740)	(1,484,546)
	751,772	788,644
Land	21,431	23,011
	773,203	811,655

Other Assets:
Investments in affiliates	4,703	5,760
Goodwill	316,382	329,741
Intangible assets, net	35,128	40,045
Miscellaneous	29,834	36,051
	386,047	411,597
Total Assets	$2,491,752	$2,437,190

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except per share amounts

	September 30,	December 31,
	2015	2014

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable	$4,603	$233,284
Current maturities of long-term obligations	68,145	18,692
Accounts payable and accrued liabilities	365,460	352,762
	438,208	604,738

Long-Term Obligations	763,731	588,892

Deferred Liabilities and Other:
Deferred income taxes	22,739	25,521
Retirement and deferred compensation plans	103,834	109,517
Deferred and other non-current liabilities	3,336	4,606
Commitments and contingencies (Note 10)	--	--
	129,909	139,644

Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized; 67.3 and 86.3 million shares issued as of September 30, 2015 and December 31, 2014, respectively	672	862
Capital in excess of par value	483,560	498,702
Retained earnings	1,214,969	1,740,005
Accumulated other comprehensive (loss)	(221,532)	(110,045)
Less treasury stock at cost, 4.9 and 24.3 million shares as of September 30, 2015 and December 31, 2014, respectively	(318,063)	(1,026,117)
Total AptarGroup, Inc. Stockholders’ Equity	1,159,606	1,103,407
Noncontrolling interests in subsidiaries	298	509

Total Stockholders’ Equity	1,159,904	1,103,916
Total Liabilities and Stockholders’ Equity	$2,491,752	$2,437,190

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	Loss	Par Value	Stock	Par Value	Interest	Equity

Balance – December 31, 2013:	$1,619,419	$109,751	$853	$(738,558)	$488,292	$551	$1,480,308

Net income	150,060					52	150,112
Foreign currency translation adjustments		(123,354)				(5)	(123,359)
Changes in unrecognized pension losses and related amortization, net of tax		2,144					2,144
Changes in treasury locks, net of tax		18					18
Stock option exercises & restricted stock vestings			6	1,822	43,287		45,115
Cash dividends declared on common stock	(52,943)						(52,943)
Treasury stock purchased				(90,517)			(90,517)
Balance – September 30, 2014:	$1,716,536	$(11,441)	$859	$(827,253)	$531,579	$598	$1,410,878

Balance – December 31, 2014:	$1,740,005	$(110,045)	$862	$(1,026,117)	$498,702	$509	$1,103,916

Net income	155,957					(55)	155,902
Foreign currency translation adjustments		(115,022)				(8)	(115,030)
Changes in unrecognized pension losses and related amortization, net of tax		3,516					3,516
Changes in treasury locks, net of tax		19					19
Stock option exercises & restricted stock vestings			10	3,936	60,771		64,717
Cash dividends declared on common stock	(52,512)						(52,512)
Treasury stock purchased				(50,000)	50,000		--
Treasury shares retired	(628,481)		(200)	754,118	(125,437)		--
Non controlling interest repurchased					(476)	(148)	(624)
Balance – September 30, 2015:	$1,214,969	$(221,532)	$672	$(318,063)	$483,560	$298	$1,159,904

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2015	2014

Cash Flows from Operating Activities:
Net income	$155,902	$150,112
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	100,427	109,821
Amortization	3,237	4,050
Stock based compensation	17,296	16,443
(Recovery of) provision for doubtful accounts	(771)	228
Deferred income taxes	943	(12,701)
Defined benefit plan expense	15,434	12,622
Equity in results of affiliates in excess of cash distributions received	735	1,868
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivable	(46,820)	(57,220)
Inventories	(26,102)	(11,386)
Prepaid and other current assets	(11,277)	(14,984)
Accounts payable and accrued liabilities	42,285	5,236
Income taxes payable	(4,154)	(13,334)
Retirement and deferred compensation plans	(11,810)	(9,803)
Other changes, net	(3,962)	20,426
Net Cash Provided by Operations	231,363	201,378

Cash Flows from Investing Activities:
Capital expenditures	(106,228)	(125,465)
Proceeds from sale of property and equipment	8	1,002
Insurance proceeds	1,900	--
Purchase of short-term investments	(67,414)	--
Notes receivable, net	611	(2,820)

Net Cash Used by Investing Activities	(171,123)	(127,283)

Cash Flows from Financing Activities:
(Repayments of) Proceeds from notes payable	(227,911)	106,455
Proceeds from long-term obligations	225,827	2,816
Repayments of long-term obligations	(336)	--
Dividends paid	(52,512)	(52,943)
Credit facility costs	(1,216)	(299)
Proceeds from stock option exercises	40,253	23,146
Purchase of treasury stock	--	(90,517)
Excess tax benefit from exercise of stock options	5,934	4,959
Net Cash Used by Financing Activities	(9,961)	(6,383)

Effect of Exchange Rate Changes on Cash	(15,982)	(30,179)

Net Increase in Cash and Equivalents	34,297	37,533
Cash and Equivalents at Beginning of Period	399,762	309,861
Cash and Equivalents at End of Period	$434,059	$347,394

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

CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of 2015, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method.  Prior to the change, the Company utilized two methods of inventory costing: LIFO for inventories in these operating entities and FIFO for inventories in other operating entities. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s Condensed Consolidated Balance Sheet, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers. The cumulative pre-tax effect of this change is a gain of approximately $7.4 million and was recognized as a decrease to Cost of sales (exclusive of depreciation and amortization).  The effect of the change on Net Income Attributable to AptarGroup was approximately $4.8 million, representing approximately $0.08 per diluted share.  We have determined that this change is not material to the Company’s previously issued financial statements and that the cumulative effect of the change is not material to current operations or to the trend of reported results of operations.  Therefore, we conclude it was appropriate to recognize the cumulative effect of the change as an operating item in the current period’s Condensed Consolidated Statement of Income and not to adopt the change by retrospective application.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.  During the first nine months of 2015, there have been no developments to the recently adopted accounting pronouncements from those disclosed in the Company’s 2014 Annual Report on Form 10-K that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements.

SHORT TERM INVESTMENTS

Short term investments reflect funds invested in a time deposit instrument with a two-year maturity.  However, during the life of the investment the funds can be redeemed at any time with a 35-90 day notice.  There are no penalties for early redemption.  We do not consider this investment a marketable security as there is no active market for this type of product.

RETIREMENT OF TREASURY SHARES

During the third quarter of 2015, the Company retired 20 million shares of treasury stock.  Common stock was reduced by the number of shares retired at $0.01 par value while treasury stock was reduced by the purchase price of the shares retired.  The excess of purchase price over par or stated value may be charged entirely to retained earnings or may be allocated between additional paid-in capital and retained earnings. The Company has elected to allocate the excess purchase price over par value between additional paid-in capital and retained earnings subject to the limitations stated in ASC 505-30-30-8 regarding accounting for treasury share retirements.

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

In making the determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company’s policy is to permanently reinvest our accumulated foreign earnings and the Company will only make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.  Since no distribution to the U.S. of foreign earnings is expected in 2015, the effective tax rate for 2015 includes no tax cost of repatriation.

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 4 of the Unaudited Notes to the Condensed Consolidated Financial Statements for more information.

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the third quarter of 2015, the Company determined that it had incorrectly accounted for the reissuance of treasury shares in connection with certain employee stock option exercises.  The Company’s policy is to reissue treasury shares at cost on a first-in, first-out (FIFO) basis.  However, beginning in 2007 shares were reissued at a cost other than FIFO.  The effect of correcting this error results in a credit adjustment to the treasury stock at cost with a corresponding debit adjustment to the capital in excess of par value. As this adjustment represents a reclassification between two accounts within Stockholders’ Equity, the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Equity are impacted by this change.  The revisions, which the Company determined are not material, had no impact on consolidated results of operations or cash flows.  Following is a summary of the previously issued financial statement line items impacted by this revision for all periods and statements included in this report:

	Year Ended December 31, 2014
	As Previously
	Reported	Adjustment	As Revised
Revised Condensed Consolidated Balance Sheets
Capital in excess of par value	$507,313	$(8,611)	$498,702
Less treasury stock at cost	(1,034,728)	8,611	(1,026,117)
Total Stockholders’ Equity	1,103,916	--	1,103,916

	As Previously
	Reported	Adjustment	As Revised
Revised Condensed Consolidated Statements of Changes in Equity
Balance – December 31, 2013
Capital in excess of par value	$493,947	$(5,655)	$488,292
Treasury Stock	(744,213)	5,655	(738,558)
Total Equity	1,480,308	--	1,480,308
Stock option exercises & restricted stock vestings
Capital in excess of par value	$45,108	$(1,821)	$43,287
Treasury Stock	1	1,821	1,822
Total Equity	45,115	--	45,115
Balance – September 30, 2014
Capital in excess of par value	$539,055	$(7,476)	$531,579
Treasury Stock	(834,729)	7,476	(827,253)
Total Equity	1,410,878	--	1,410,878

NOTE 2 - INVENTORIES

At December 31, 2014, approximately 19% of the total inventories were accounted for by the LIFO method.  Inventories, by component, consisted of:

	September 30,	December 31,
	2015	2014

Raw materials	$93,679	$108,618
Work in process	96,316	94,414
Finished goods	120,849	115,809
Total	310,844	318,841
Less LIFO reserve	--	(7,769)
Total	$310,844	$311,072

As discussed in Note 1 above, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method during the second quarter of 2015. Had this change not been implemented, the Company would have reported a LIFO reserve for the current quarter ended September 30, 2015 of $6,105 as compared to $7,769 for the fiscal year ended December 31, 2014.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2014 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total

Balance as of December 31, 2014
Goodwill	$171,149	$141,592	$17,000	$1,615	$331,356
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
	$171,149	$141,592	$17,000	$--	$329,741

Foreign currency exchange effects	(4,294)	(8,559)	(506)	--	(13,359)

Balance as of September 30, 2015
Goodwill	$166,855	$133,033	$16,494	$1,615	$317,997
Accumulated impairment losses	--	--	--	(1,615)	(1,615)
	$166,855	$133,033	$16,494	$--	$316,382

The table below shows a summary of intangible assets as of September 30, 2015 and December 31, 2014.

		September 30, 2015			December 31, 2014

Weighted Average		Gross			Gross
Amortization		Carrying	Accumulated	Net	Carrying	Accumulated	Net
Period (Years)		Amount	Amortization	Value	Amount	Amortization	Value

Amortized intangible assets:
Patents	0.1	$15,778	$(15,748)	$30	$17,001	$(16,852)	$149
Acquired Technology	15.0	32,967	(8,243)	24,724	35,701	(5,950)	29,751
License agreements and other	5.4	30,682	(20,308)	10,374	32,804	(22,659)	10,145
Total intangible assets	8.3	$79,427	$(44,299)	$35,128	$85,506	$(45,461)	$40,045

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2015 and 2014 was $1,071 and $1,283, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2015 and 2014 was $3,237 and $4,050, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2015	$1,025	(remaining estimated amortization for 2015)
2016	3,747
2017	3,323
2018	3,322
2019 and thereafter	23,711

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2015.

NOTE 4 – INCOME TAX UNCERTAINTIES

The Company had approximately $5.4 and $6.4 million recorded for income tax uncertainties as of September 30, 2015 and December 31, 2014, respectively.  The $1.0 million decrease in income tax uncertainties was primarily due to the settlement of various tax audits in 2015 as well as changes in foreign currency rates.  The amount, if recognized, that would impact the effective tax rate is $5.3 and $6.3 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $4.9 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 – LONG–TERM OBLIGATIONS

In December 2014, we executed a $475 million private placement to take advantage of low long-term interest rates.  At that time, we closed on $250 million of the private placement to fund our accelerated share repurchase (“ASR”) program (see Note 11).  This closing consisted of two maturity tranches, with $125 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  We closed on the remaining $225 million of the private placement in February 2015, consisting of $100 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  The proceeds from this closing were used to pay down the existing revolving line of credit.

The Company’s long-term obligations consisted of the following:

	September 30,	December 31,
	2015	2014

Notes payable 0.61% - 27.26%, due in monthly and annual installments through 2025	$5,074	$5,160
Senior unsecured notes 2.3%, due in 2015	16,000	16,000
Senior unsecured notes 6.0%, due in 2016	50,000	50,000
Senior unsecured notes 6.0%, due in 2018	75,000	75,000
Senior unsecured notes 3.8%, due in 2020	84,000	84,000
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	--
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	--
Capital lease obligations	1,802	2,424
	831,876	607,584
Current maturities of long-term obligations	(68,145)	(18,692)
Total long-term obligations	$763,731	$588,892

Aggregate long-term maturities, excluding capital lease obligations, due annually for the five years beginning in 2015 are $17,912; $51,119; $385; $75,304 and $190 and the amount thereafter is $685,164.

NOTE 6 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three months ended September 30,	2015	2014	2015	2014

Service cost	$2,504	$2,011	$1,145	$1,043
Interest cost	1,589	1,482	414	676
Expected return on plan assets	(1,898)	(1,647)	(449)	(494)
Amortization of net loss	1,351	718	420	303
Amortization of prior service cost	--	--	64	78
Net periodic benefit cost	$3,546	$2,564	$1,594	$1,606

	Domestic Plans		Foreign Plans
Nine months ended September 30,	2015	2014	2015	2014

Service cost	$7,512	$6,032	$3,444	$3,203
Interest cost	4,767	4,446	1,246	2,074
Expected return on plan assets	(5,693)	(4,939)	(1,351)	(1,514)
Amortization of net loss	4,053	2,152	1,263	929
Amortization of prior service cost	--	--	193	239
Net periodic benefit cost	$10,639	$7,691	$4,795	$4,931

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, the Company contributed $10.0 million to our U.S. plan during the third quarter and the first nine months of 2015 and does not expect to make any contribution to the U.S. plan in the last quarter of 2015.  The Company also expects to contribute approximately $12.6 million to our foreign defined benefit plans in 2015, and as of September 30, 2015, we have contributed approximately $1.5 million.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total

Balance – December 31, 2013	$149,965	$(40,093)	$(121)	$109,751
Other comprehensive loss before reclassifications	(123,014)	--	--	(123,014)
Amounts reclassified from accumulated other comprehensive income	(340)	2,144	18	1,822
Net current-period other comprehensive (loss) income	(123,354)	2,144	18	(121,192)
Balance - September 30, 2014	$26,611	$(37,949)	$(103)	$(11,441)

Balance – December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)
Other comprehensive loss before reclassifications	(115,022)	--	--	(115,022)
Amounts reclassified from accumulated other comprehensive income	--	3,516	19	3,535
Net current-period other comprehensive (loss) income	(115,022)	3,516	19	(111,487)
Balance - September 30, 2015	$(157,873)	$(63,581)	$(78)	$(221,532)

Reclassifications Out of Accumulated Other Comprehensive Income:

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Three months ended September 30,	2015	2014

Defined Benefit Pension Plans
Amortization of net loss	$1,771	$1,021	(a)
Amortization of prior service cost	64	78	(a)
	1,835	1,099	Total before tax
	(661)	(390)	Tax benefit
	$1,174	$709	Net of tax

Other
Changes in treasury locks	10	9	Interest Expense
	10	9	Total before tax
	(4)	(3)	Tax benefit
	$6	$6	Net of tax

Total reclassifications for the period	$1,180	$715

(a)         These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

Details about Accumulated Other	Amount Reclassified from Accumulated		Affected Line in the Statement
Comprehensive Income Components	Other Comprehensive Income		Where Net Income is Presented
Nine months ended September 30,	2015	2014

Defined Benefit Pension Plans
Amortization of net loss	$5,316	$3,081	(b)
Amortization of prior service cost	193	239	(b)
	5,509	3,320	Total before tax
	(1,993)	(1,176)	Tax benefit
	$3,516	$2,144	Net of tax

Foreign Currency
Foreign Currency Gain	--	(340)	Miscellaneous, net
	--	(340)	Total before tax
	--	--	Tax benefit
	$--	$(340)	Net of tax

Other
Changes in treasury locks	29	28	Interest Expense
	29	28	Total before tax
	(10)	(10)	Tax benefit
	$19	$18	Net of tax

Total reclassifications for the period	$3,535	$1,822

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

OTHER

As of September 30, 2015, the Company has recorded the fair value of foreign currency forward exchange contracts of $4.9 million in prepaid and other, $0.1 million in miscellaneous other assets, and $0.5 million in accounts payable and accrued liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2015 had an aggregate contract amount of $83.4 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2015

and December 31, 2014

Derivative Contracts Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$4,900	$1,037
Foreign Exchange Contracts	Miscellaneous other assets	119	7
		$5,019	$1,044
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$541	$2,378
Foreign Exchange Contracts	Deferred and other non-current liabilities	27	115
		$568	$2,493

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Quarters Ended September 30, 2015 and September 30, 2014

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative
		2015	2014

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$5,924	$(1,965)
		$5,924	$(1,965)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

for the Nine Months Ended September 30, 2015 and September 30, 2014

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative
		2015	2014

Foreign Exchange Contracts	Other Income (Expense) Miscellaneous, net	$5,876	$(3,459)
		$5,876	$(3,459)

			Net Amounts	Gross Amounts not Offset in the
		Gross Amounts	Presented in	Statement of Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
September 30, 2015
Derivative Assets	$5,019	--	$5,019	--	--	$5,019
Total Assets	$5,019	--	$5,019	--	--	$5,019

Derivative Liabilities	$568	--	$568	--	--	$568
Total Liabilities	$568	--	$568	--	--	$568

December 31, 2014
Derivative Assets	$1,044	--	$1,044	--	--	$1,044
Total Assets	$1,044	--	$1,044	--	--	$1,044

Derivative Liabilities	$2,493	--	$2,493	--	--	$2,493
Total Liabilities	$2,493	--	$2,493	--	--	$2,493

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

•     Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2015, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$5,019	$--	$5,019	$--
Total assets at fair value	$5,019	$--	$5,019	$--

Liabilities
Forward exchange contracts (a)	$568	$--	$568	$--
Total liabilities at fair value	$568	$--	$568	$--

As of December 31, 2014, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,044	$--	$1,044	$--
Total assets at fair value	$1,044	$--	$1,044	$--

Liabilities
Forward exchange contracts (a)	$2,493	$--	$2,493	$--
Total liabilities at fair value	$2,493	$--	$2,493	$--

(a)  Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.  The estimated fair value of the Company’s long-term obligations was $781 million as of September 30, 2015 and $606 million as of December 31, 2014.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 30, 2015.

NOTE 11 – STOCK REPURCHASE PROGRAM

On October 30, 2014, the Company announced a new share repurchase authorization of up to $350 million of common stock.  This new authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

On December 16, 2014, the Company entered into an agreement to repurchase approximately $250 million of its common stock under an accelerated share repurchase program (the “ASR program”).  The ASR program is part of the Company’s $350 million share repurchase authorization.  On December 17, 2014, the Company paid $250 million to Wells Fargo Bank N.A. (“Wells Fargo”) in exchange for approximately 3.1 million shares, estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on then current market prices.  On September 25, 2015, the Company settled the ASR program with Wells Fargo and received approximately 719 thousand additional shares.  The total number of shares repurchased under the ASR program was approximately 3.8 million shares.

During the three and nine months ended September 30, 2015, the Company did not repurchase any additional shares outside of the ASR program settlement.  During the three and nine months ended September 30, 2014, the Company repurchased approximately 600 thousand and 1.4 million shares for approximately $37.6 million and $90.5 million, respectively.  Shares repurchased were returned to Treasury Stock.

NOTE 12 – STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units to employees under Stock Awards Plans approved by shareholders. Stock options and restricted stock units are issued to non-employee directors under Director Stock Option Plans and the Director Restricted Stock Unit Plan approved by shareholders.  Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.  Restricted stock units granted to employees generally vest over three years.

Compensation expense recorded attributable to stock options for the first nine months of 2015 was approximately $14.9 million ($9.7 million after tax).  The income tax benefit related to this compensation expense was approximately $5.2 million.  Approximately $13.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first nine months of 2014 was approximately $15.0 million ($9.8 million after tax).  The income tax benefit related to this compensation expense was approximately $5.2 million.  Approximately $13.4 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $12.83 and $14.84 per share in 2015 and 2014, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine months ended September 30,	2015	2014

Dividend Yield	1.7%	1.7%
Expected Stock Price Volatility	21.9%	22.1%
Risk-free Interest Rate	1.6%	2.3%
Expected Life of Option (years)	6.9	6.9

There were no grants under the Director Stock Option Plan during the third quarter of 2015 as this plan was cancelled and replaced by the Director Restricted Stock Unit Plan.  The fair value of stock options granted under the Director Stock Option Plan during the second quarter of 2014 was $14.07.  These values were estimated on the respective date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Director Stock Option Plans:
Nine months ended September 30,	2014

Dividend Yield	1.8%
Expected Stock Price Volatility	22.2%
Risk-free Interest Rate	2.2%
Expected Life of Option (years)	6.9

A summary of option activity under the Company’s stock plans during the nine months ended September 30, 2015 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, January 1, 2015	8,107,806	$46.74	368,668	$53.52
Granted	1,391,355	64.60	--	--
Exercised	(1,077,180)	36.12	(62,001)	40.67
Forfeited or expired	(43,648)	61.85	--	--
Outstanding at September 30, 2015	8,378,333	$51.00	306,667	$56.11
Exercisable at September 30, 2015	5,666,597	$44.94	224,325	$53.41

Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2015	6.2		7.1
Exercisable at September 30, 2015	5.0		6.7

Aggregate Intrinsic Value ($000):
Outstanding at September 30, 2015	$128,066		$3,080
Exercisable at September 30, 2015	$120,010		$2,840

Intrinsic Value of Options Exercised ($000) During the Nine Months Ended:
September 30, 2015	$31,920		$1,449
September 30, 2014	$22,386		$741

The fair value of shares vested during the nine months ended September 30, 2015 and 2014 was $16.1 million and $14.1 million, respectively.  Cash received from option exercises was approximately $40.3 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $9.0 million in the nine months ended September 30, 2015.  As of September 30, 2015, the remaining valuation of stock option awards to be expensed in future periods was $15.7 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of September 30, 2015, and changes during the nine month period then ended is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	Shares	Grant-Date Fair Value	Shares	Grant-Date Fair Value

Nonvested at January 1, 2015	61,750	$64.09	--	$--
Granted	11,448	65.87	18,857	63.10
Vested	(13,331)	56.75	--	--
Nonvested at September 30, 2015	59,867	$66.06	18,857	$63.10

Compensation expense recorded attributable to restricted stock unit grants for the first nine months of 2015 and 2014 was approximately $2.3 million and $1.4 million, respectively.  The fair value of units vested during the nine months ended September 30, 2015 and 2014 was $757 thousand and $614 thousand, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2015 and 2014 was $877 thousand and $761 thousand, respectively.  As of September 30, 2015, there was $1.5 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.3 years.

The Company has a long-term incentive program for certain employees.  The program is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program is expected to be approximately $2.7 million over the performance period, of which $857 thousand and $480 thousand was recognized in the first nine months of 2015 and 2014, respectively.

NOTE 13 – EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three months ended
	September 30, 2015		September 30, 2014
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$53,247	$53,247	$48,595	$48,595

Average equivalent shares
Shares of common stock	62,886	62,886	64,886	64,886
Effect of dilutive stock based compensation
Stock options	1,544	--	1,953	--
Restricted stock	24	--	6	--
Total average equivalent shares	64,454	62,886	66,845	64,886
Net income per share	$0.83	$0.85	$0.73	$0.75

	Nine months ended
	September 30, 2015		September 30, 2014
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$155,957	$155,957	$150,060	$150,060

Average equivalent shares
Shares of common stock	62,627	62,627	65,225	65,225
Effect of dilutive stock based compensation
Stock options	1,947	--	2,505	--
Restricted stock	35	--	31	--
Total average equivalent shares	64,609	62,627	67,761	65,225
Net income per share	$2.41	$2.49	$2.21	$2.30

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

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue:
Beauty + Home	$326,967	$384,604	$986,502	$1,174,359
Pharma	175,427	179,191	537,396	569,230
Food + Beverage	89,724	94,118	263,767	274,936
Total Revenue	592,118	657,913	1,787,665	2,018,525

Less: Intersegment Sales:
Beauty + Home	$5,329	$5,699	$16,326	$18,992
Pharma	--	--	--	--
Food + Beverage	499	272	963	909
Total Intersegment Sales	$5,828	$6,466	$17,289	$19,901

Net Sales:
Beauty + Home	$321,638	$378,905	$970,176	$1,155,367
Pharma	175,427	179,191	537,396	569,230
Food + Beverage	89,225	93,846	262,804	274,027
Net Sales	$586,290	$651,942	$1,770,376	$1,998,624

Segment Income (1):
Beauty + Home	$27,961	$25,399	$78,529	$80,378
Pharma	52,941	49,314	160,404	154,589
Food + Beverage	13,236	11,713	37,277	33,209
Corporate & Other	(7,575)	(8,364)	(22,535)	(28,664)
Income before interest and taxes	$86,563	$78,062	$253,675	$239,512
Interest expense, net	(7,186)	(3,946)	(20,848)	(12,010)
Income before income taxes	$79,377	$74,116	$232,827	$227,502

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

NOTE 15 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to the roof and production area of a facility owned by an AptarGroup subsidiary in Brazil on September 1, 2014. There were no injuries.  The facility is primarily an internal supplier to AptarGroup of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets.  Repairs of the facility continue to progress as planned. AptarGroup is insured for the damages caused by the fire, including business interruption insurance.  While the Company is still in the process of reviewing claims with our insurance carriers, we have currently recognized a $1.0 million receivable related to costs incurred but not yet reimbursed, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet. This incident did not have a material impact on our financial results during the first nine months of 2015 and we expect to reach a final insurance settlement during the first half of 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.1	68.0	64.5	67.4
Selling, research & development and administrative	13.9	14.1	15.1	14.8
Depreciation and amortization	6.0	5.8	5.9	5.7
Operating Income	15.0	12.1	14.5	12.1
Other expense	(1.5)	(0.7)	(1.4)	(0.7)
Income before Income Taxes	13.5	11.4	13.1	11.4

Net income	9.1%	7.5%	8.8%	7.5%

Effective Tax Rate	32.9%	34.4%	33.0%	34.0%

NET SALES

We reported net sales of $586.3 million for the third quarter ended September 30, 2015, 10% below third quarter 2014 reported net sales of $651.9 million.  The average U.S. dollar exchange rate strengthened significantly relative to the Euro and also strengthened relative to other currencies impacting our business, resulting in a negative currency translation impact of 13%.  Therefore, sales excluding changes in foreign currency rates (“core sales”) increased by 3% in the third quarter of 2015 compared to the third quarter of 2014.  Core sales for our Pharma and Food + Beverage business segments increased while our Beauty + Home business segment’s core sales were slightly lower than the prior year:

Third Quarter 2015	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Sales Growth Before Currency Effects (Core Sales)	(1%)	10%	3%	3%
Currency Effects(1)	(14%)	(12%)	(8%)	(13%)
Total Reported Sales Growth	(15%)	(2%)	(5%)	(10%)

(1)  Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For the first nine months of 2015, we reported net sales of $1.77 billion, 11% below the first nine months of 2014 reported net sales of $2.00 billion.  Consistent with the third quarter, the average U.S. dollar exchange rate strengthened relative to the Euro along with all other major currencies impacting our business.  Core sales for the first nine months of 2015 increased slightly compared to the first nine months of 2014:

First Nine Months of 2015	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Sales Growth Before Currency Effects (Core Sales)	(3%)	8%	3%	1%
Currency Effects(1)	(13%)	(14%)	(7%)	(12%)
Total Reported Sales Growth	(16%)	(6%)	(4%)	(11%)

(1)  Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total

Domestic	$160,751	28%	$157,027	24%	$479,578	27%	$489,328	25%
Europe	318,906	54%	362,560	56%	979,857	55%	1,155,301	58%
Latin America	54,268	9%	78,622	12%	161,392	9%	206,349	10%
Asia	52,365	9%	53,733	8%	149,549	9%	147,646	7%

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percentage of net sales was 65.1% in the third quarter of 2015 compared to 68.0% in the same period a year ago.  The decrease in COS as a percentage of net sales is mainly due to the mix of sales favoring higher margin products including those sold to the pharmaceutical, food and beverage markets.  Lower material costs, the timing of the pass-through of resin price decreases, segment-driven cost savings initiatives and productivity improvements also resulted in broad-based margin improvement.

Cost of sales as a percent of net sales decreased to 64.5% in the first nine months of 2015 compared to 67.4% in the same period a year ago.  The decrease is partly due to a one-time favorable $7.4 million change in our inventory accounting principle recorded in the second quarter of 2015.  Operationally, we benefitted from the favorable mix of sales as well as the lower material costs, cost savings and productivity improvements mentioned above.  We also experienced a positive impact from the timing delay of resin pass-throughs of approximately $6.9 million as resin prices declined significantly during the first quarter 2015.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $10.2 million to $81.4 million in the third quarter of 2015 compared to $91.6 million during the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased $0.7 million in the quarter.  Higher pension costs related to lower interest rates along with higher professional fees related to information systems implementations and other normal inflationary increases were partially offset by the recovery of previously recorded bad debts during the third quarter of 2015.  SG&A as a percentage of net sales decreased to 13.9% compared to 14.1% in the same period of the prior year due to better cost containment and leveraging of our administrative structure.

SG&A decreased by approximately $27.9 million to $266.9 million in the first nine months of 2015 compared to $294.8 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $7.4 million in the first nine months of the year. As discussed above, this increase is mainly due to higher pension and professional fees along with a $0.6 million unclaimed property settlement with the State of Delaware in the second quarter 2015 and other normal inflationary increases. SG&A as a percentage of net sales increased to 15.1% in the first nine months of 2015 compared to 14.8% in the first nine months of 2014 primarily due to the higher expenses during the current year noted above.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses decreased to $35.4 million in the third quarter of 2015 compared to $38.2 million during the same period a year ago due to changes in foreign currency exchange rates.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $2.1 million in the quarter compared to the same period a year ago.  The increase is mainly due to our continued investments in new products and our global enterprise resource planning systems implementations.  Depreciation and amortization as a percentage of net sales increased slightly to 6.0% in the third quarter of 2015 compared to 5.8% for the same period a year ago.

For the first nine months of 2015, reported depreciation and amortization expenses decreased by approximately $10.2 million to $103.7 million compared to $113.9 million in the first nine months of 2014.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.0 million in the first nine months of 2015.  As discussed above, this increase is mainly due to our investments in new products and our global enterprise resource planning system.    Depreciation and amortization as a percentage of net sales also increased to 5.9% compared to 5.7% for the same period a year ago.

OPERATING INCOME

Operating income increased approximately $9.5 million in the third quarter of 2015 to $88.1 million compared to $78.6 million in the same period in the prior year.  Excluding changes in foreign currency rates, operating income increased by approximately $18.9 million in the quarter.  As mentioned above, we benefitted from the strong operating results due to a favorable mix of products sold, cost saving initiatives and productivity improvements across all three of our operating segments.  Operating income as a percentage of net sales increased to 15.0% in the third quarter of 2015 compared to 12.1% for the same period in the prior year.

Operating income increased approximately $15.2 million to $257.2 million in the first nine months of 2015 compared to $242.0 million in the same period in the prior year.  Excluding changes in currency rates, operating income increased by approximately $49.0 million in the first nine months of 2015.  We benefitted from the $7.4 million change in inventory accounting principle along with the strong results of our Pharma and Food + Beverage segments.  We also benefitted from a positive impact from the timing delay in passing through resin cost decreases and certain cost saving initiatives driven by the segments.  Operating income as a percentage of sales increased to 14.5% in the first nine months of 2015 compared to 12.1% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the third quarter of 2015 increased to $8.7 million from $4.5 million in the same period in the prior year.  During 2015, we incurred higher interest expense related to our $475 million senior notes issued in December 2014 and February 2015, the proceeds of which were mainly used to fund our accelerated share repurchase in December 2014 and replace variable rate debt with fixed rate debt in order to take advantage of the lower interest rate environment.  We also incurred increased costs related to our forward exchange contracts due to exchange rate volatility in certain countries.

Net other expense for the nine months ended September 30, 2015 increased to $24.3 million from $14.5 million in the same period in the prior year.  During 2015, we incurred higher interest expense related to our $475 million senior notes and increased costs of our forward exchange contracts while in 2014 we recognized a $1.5 million write-down on a non-controlling investment in the prior year.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 32.9% for the three months ended September 30, 2015 compared to 34.4% for the same period ended September 30, 2014.  The reported effective tax rate also decreased for the nine months ended September 30, 2015 to 33.0% compared to 34.0% for the nine months ended September 30, 2014.  The decrease in the rates for the three and nine months ended September 30, 2015 is attributable to the mix of income earned by tax jurisdiction.  Also, our 2014 tax rate included tax costs related to our non-U.S. subsidiary legal reorganization.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $53.2 million and $156.0 million in the three and nine months ended September 30, 2015, respectively, compared to $48.6 million and $150.1 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$321,638	$378,905	$970,176	$1,155,367
Segment Income	27,961	25,399	78,529	80,378
Segment Income as a percentage of Net Sales	8.7%	6.7%	8.1%	7.0%

Net sales for the quarter ended September 30, 2015 decreased 15% to $321.6 million compared to $378.9 million in the third quarter of the prior year primarily due to changes in foreign currency exchange rates.  Core sales decreased 1% in the third quarter of 2015 compared to the same quarter of the prior year.  Core sales to the personal care market decreased 6% while core sales to the beauty market were flat when compared to the same period in the prior year as the global market softness we’ve experienced over the past year continued in the third quarter.  Core sales to the home care market improved 8% on a combination of improved product and tooling sales.  In total, customer tooling sales, excluding foreign currency changes, increased by $5.8 million in the third quarter of 2015 compared to the third quarter of the prior year.  Decreases in prices due to resin pass-throughs to our customers negatively impacted sales by $3.0 million.

Net sales decreased 16% in the first nine months of 2015 to $970.2 million compared to $1.2 billion in the first nine months of the prior year. Core sales decreased 3% in the first nine months of 2015 compared to the first nine months of the prior year. Core sales to the personal care, beauty and home care markets decreased by 4%, 3% and 2%, respectively, in the first nine months of 2015 compared to the first nine months of 2014. Consistent with the quarter, we continued to experience global market softness as all regions except Asia reported sales declines on a constant currency basis compared to the prior year. Decreases in prices due to resin pass-throughs to our customers negatively impacted sales by $6.9 million.

In spite of the decrease in sales, segment income increased 10% to $28.0 million in the third quarter 2015 compared to $25.4 million during the third quarter of 2014.  The negative impacts of foreign currency rate changes and lower product sales were more than offset by improved product sales mix, cost savings initiatives and improved productivity, mainly in North America.  There was also a $0.7 million favorable impact from the timing of resin pass-throughs in the quarter.

Segment income in the first nine months of 2015 decreased approximately 2% to $78.5 million compared to $80.4 million reported in the same period in the prior year.  The decrease compared to the prior year is due to the impact of foreign currency rate changes and lower product sales discussed above.  This decrease was partially offset by the positive impact of the timing of resin pass-throughs, cost savings initiatives and improved productivity in North America in the current year.  Prior year segment income also included approximately $3.1 million related to facility expansion costs in Latin America.

PHARMA SEGMENT

Operations that sell dispensing systems to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$175,427	$179,191	$537,396	$569,230
Segment Income	52,941	49,314	160,404	154,589
Segment Income as a percentage of Net Sales	30.2%	27.5%	29.8%	27.2%

Net sales for the Pharma segment decreased approximately 2% in the third quarter of 2015 to $175.4 million compared to $179.2 million in the third quarter of 2014 primarily due to changes in foreign currency exchange rates.  Core sales increased 10% in the third quarter of 2015 compared to the same quarter of the prior year.  Core sales to the prescription and injectables markets increased 16% and 9%, respectively.  The prescription market’s growth over the prior year was mainly due to strong sales in our respiratory application fields such as asthma/COPD and allergic rhinitis, while the injectables market continues to show positive growth momentum both with stoppers and syringe components with strong demand in Europe, U.S., India and Latin America.  Core sales to the consumer health care market in the third quarter of 2015 were flat as sales increases across most applications were offset by lower sales in Eastern Europe and targeted customer inventory reduction plans.

Net sales for the first nine months of 2015 decreased approximately 6% to $537.4 million compared to $569.2 million in the first nine months of the prior year.  However, core sales increased by 8% in the first nine months of 2015 compared to the first nine months of 2014.  Core sales to the prescription and injectables markets increased 14% and 7%, respectively, in the first nine months of 2015 compared to the same period in the prior year.  Prescription growth was led by strong sales of our asthma/COPD and allergic rhinitis products while injectables grew on increased stopper and syringe component demand as noted above.  Core sales to the consumer health care market were comparable to the prior year as growth in our non-prescription nasal decongestant business offset the softness in Eastern Europe and customer inventory reduction plans discussed above.

In spite of negative currency effects, segment income in the third quarter of 2015 increased approximately 7% to $52.9 million compared to $49.3 million reported in the same period in the prior year.  Results were favorably impacted by the additional product volume discussed above along with favorable product mix within the segment combined with cost containment initiatives.

Segment income in the first nine months of 2015 increased approximately 4% to $160.4 million compared to $154.6 million reported in the same period of the prior year.  This increase is again mainly attributed to the higher volume and improved product mix within the segment as well as cost containment initiatives.  Prior year results also included a $1.5 million write-down on a non-controlling investment to align with the current fair value.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$89,225	$93,846	$262,804	$274,027
Segment Income	13,236	11,713	37,277	33,209
Segment Income as a percentage of Net Sales	14.8%	12.5%	14.2%	12.1%

Net sales for the Food + Beverage segment decreased approximately 5% in the third quarter of 2015 to $89.2 million compared to $93.8 million in the third quarter of 2014.  However, core sales increased 3% in the third quarter of 2015 compared to the same quarter of the prior year.  Core sales to the food market increased approximately 5% driven by condiments and coffee product sales.  Core sales to the beverage market increased 2% with bottled water and juices products demonstrating the strongest growth.  Lower tooling sales and decreases in resin pass-throughs to our customers negatively impacted sales by $6.8 million and $2.3 million, respectively.

Net sales for the first nine months of 2015 decreased approximately 4% to $262.8 million compared to $274.0 million in the first nine months of the prior year.  Core sales increased by 3% in the first nine months of 2015 compared to the first nine months of 2014.  Core sales to the food market increased 5% and core sales to the beverage market increased approximately 1% in the first nine months of 2014 compared to the same period in the prior year.  Broad based growth in the food market was partially offset by lower tooling sales of $9.1 million in the first nine months of 2015 compared to 2014.  In addition, strong sales growth to the beverage market during the last two quarters was partially offset by residual inventory destocking by certain customers in the first quarter of the year.  Decreases in prices due to resin pass-throughs of $5.6 million also negatively impacted sales for the first nine months of 2015.

In spite of negative currency effects, segment income in the second quarter of 2015 increased approximately 13% to $13.2 million compared to $11.7 million during the same period in the prior year.  Segment income was positively impacted mainly by the increased product sales discussed above along with cost savings initiatives and productivity improvements.  The impact of the timing of resin pass-throughs was also favorable by $0.5 million in the third quarter.

Segment income in the first nine months of 2015 increased approximately 12% to $37.3 million compared to $33.2 million reported in the same period of the prior year.  Higher product sales volumes and improved operational performance along with a $3.0 million favorable impact due to the timing of resin pass-throughs drove this increase for the first nine months of 2015.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $7.6 million for the quarter ended September 30, 2015 compared to $8.4 million in the third quarter of the prior year mainly due to the translation of costs incurred in foreign currencies as the stronger dollar has a dilutive effect on our foreign-based costs.

Corporate & Other expense in the first nine months of 2015 decreased to $22.5 million compared to $28.7 million reported in the same period of the prior year due to the impact of a $7.4 million change in accounting principle related to our inventory valuation method during the second quarter as well as the translation of foreign based costs.  These decreases are partially offset by a $0.6 million unclaimed property settlement.

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Brazilian Real, British Pound, Swiss Franc and others.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.  Changes in exchange rates on such inter-country sales could materially impact our results of operations.

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by our plant shutdowns in December.  In the future, our results of operations in a quarterly period could be impacted by factors such as changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, recognition of equity based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our stock option expense on a pre-tax basis (in $ millions) for the year 2015 compared to 2014 is as follows:

	2015	2014
First Quarter	$8.8	$8.4
Second Quarter	3.2	3.7
Third Quarter	3.0	3.0
Fourth Quarter (estimated for 2015)	2.9	2.9
	$17.9	$18.0

We recognized higher first quarter expense in 2015 compared to 2014 due to costs associated with a higher number of retirement eligible employees in the first quarter of the current year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first nine months of 2015, our operations provided approximately $231.4 million in cash flow compared to $201.4 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to lower working capital requirements to support our business.

We used $171.1 million in cash for investing activities during the first nine months of 2015, compared to $127.3 million during the same period a year ago. The increase in cash used for investing activities is due to the purchase of $67.4 million in short term investments. Short term investments reflect funds invested in a time deposit instrument with a two-year maturity. However, during the life of the investment the funds can be redeemed at any time with a 35-90 day notice. There are no penalties for early redemption. This increase was partially offset by a decrease in capital expenditures of $19.2 million in the first nine months of 2015 compared to the first nine months of 2014. Cash outlays for capital expenditures for 2015 are estimated to be approximately $150 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used $10.0 million in cash for financing activities during the first nine months of 2015, compared to $6.4 million during the same period a year ago.  For 2015, proceeds from stock option exercises were offset by our dividends paid while in 2014 proceeds received from notes payable were used to cover our dividends paid along with the repurchase of our treasury stock.  There is no repurchase of treasury stock in 2015 as this activity is currently part of our ASR program detailed in Note 11 of the Unaudited Notes to Condensed Consolidated Financial Statements.

Cash and equivalents increased to $434.1 million at September 30, 2015 from $399.8 million at December 31, 2014.  Total short and long-term interest bearing debt decreased in the first nine months of 2015 to $836.5 million from $840.9 million at December 31, 2014.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 22.4% at September 30, 2015 compared to 28.6% at December 31, 2014.

The Company maintains a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio. On January 31, 2014, we amended the revolving credit facility to, among other things, increase the amount of permitted receivables transactions from $100 to $150 million, reduce the cost of committed funds by 12.5 basis points and uncommitted funds by 2.5 basis points, and extend the maturity date of the revolving credit facility by one year, to January 31, 2019. On December 16, 2014, we amended the credit facility to, among other things, change our financial covenants to the leverage and interest coverage ratios shown in the table below, and extend the maturity date of the revolving credit facility to December 16, 2019. At September 30, 2015, there was no outstanding balance under the credit facility. The outstanding balance under the credit facility was $230 million at December 31, 2014 and is reported as notes payable in the current liabilities section of the Condensed Consolidated Balance Sheets. We incurred approximately $115 thousand and $744 thousand in interest and fees related to this credit facility during the quarter ended September 30, 2015 and 2014, respectively. We incurred approximately $816 thousand and $1.8 million in interest and fees related to this credit facility during the nine months ended September 30, 2015 and 2014, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2015
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	0.93 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	15.35 to 1.00

(a)         Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.2 billion before the 3.50 to 1.00 ratio requirement was exceeded.

In December 2014, we executed a $475 million private placement to take advantage of low long-term interest rates.  At that time, we closed on $250 million of the private placement to fund our accelerated share repurchase program.  This closing consisted of two maturity tranches, with $125 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  We closed on the remaining $225 million of the private placement in February 2015, consisting of $100 million of 9 year notes at an interest rate of 3.49% and $125 million of 11 year notes at an interest rate of 3.61%.  The proceeds from this closing were used to pay down the existing revolving line of credit.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $434.1 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay income tax on those funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 10% and 14% of the repatriated amount.  We do not expect future impacts to be materially different.

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

On October 22, 2015, the Board of Directors declared a quarterly cash dividend of $0.30 per share payable on November 25, 2015 to stockholders of record as of November 4, 2015.  This represents an increase of 7% over the previous quarter’s cash dividend.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  As discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements,

no Standards that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements were effective for the first nine months of 2015.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued an ASU intended to simplify GAAP by changing the presentation of debt issuance costs. Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset.  The new treatment is consistent with debt discounts.  In August 2015, the FASB issued an ASU clarifying that debt issuance costs related to line of credit arrangements can be deferred and amortized ratably over the term of the line of credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (CCA). Previously, there was no specific GAAP guidance on accounting for such fees from the customer’s perspective. Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract. This standard is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

In July 2015, the FASB issued new guidance for simplifying the measurement of inventory.  The core principle of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  This standard is effective for annual reporting periods beginning after December 15, 2016.  The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Currency exchange rates will continue to be a headwind on our translated results for the coming quarter.  We don’t expect any significant changes in the macroeconomic conditions that are currently affecting our business in the near-term, including selected softness in certain markets.  Also, we anticipate that certain customers may choose to reduce inventory levels at year end as we have seen in recent years.  Despite these near-term issues, we expect earnings on a comparable currency basis to improve over the prior year.

AptarGroup expects earnings per share for the fourth quarter, assuming a comparable effective tax rate as the prior year fourth quarter, to be in the range of $0.61 to $0.66 per share compared to $0.63 per share reported in the prior year.  Assuming a comparable foreign currency exchange rate environment, comparable earnings per share for the prior year would have been approximately $0.58.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates;
•	changes in customer and/or consumer spending levels;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to contain costs and improve productivity;
•	our ability to successfully implement facility expansions and new facility projects;
•	our ability to increase prices, contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations;

•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war or terrorism;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of September 30, 2015 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the fourth quarter of 2015.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Euro/Brazilian Real	$16,522	3.6812	16,098-16,606
Euro/U.S. Dollar	13,620	1.1179	12,761-16,425
Euro/Indian Rupee	11,045	76.0890	11,045-11,156
Swiss Franc/Euro	6,549	0.9138	6,549-61,088
Euro/Columbian Peso	6,386	2,835.8305	6,386-6,386
U.S. Dollar/Brazilian Real	4,650	4.0165	4,054-4,650
U.S. Dollar/Chinese Yuan	3,890	6.4317	2,990-6,810
Euro/Mexican Peso	3,613	19.6077	3,613-6,518
British Pound/Euro	3,467	1.3679	2,180-3,467
Czech Koruna/Euro	2,906	0.0370	2,570-2,906
Euro/Thai Baht	2,093	37.7826	2,093-2,093
Euro/Indonesian Rupiah	1,813	18,425.0000	1,813-1,918
U.S. Dollar/Mexican Peso	1,752	16.8575	901-2,479
Euro/British Pound	1,647	0.7309	0-1,647
U.S. Dollar/Euro	1,498	0.8924	1,498-2,620
Other	1,990
Total	$83,441

As of September 30, 2015, the Company has recorded the fair value of foreign currency forward exchange contracts of $4.9 million in prepaid and other, $0.1 million in miscellaneous other assets, and $0.5 million in accounts payable and accrued liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of AptarGroup S.A.S. and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2015, the Plan purchased 1,826 shares of our common stock on behalf of the participants at an average price of $63.88 per share, for an aggregate amount of $117 thousand, and sold 3,092 shares of our common stock on behalf of the participants at an average price of $67.99 per share, for an aggregate amount of $210 thousand.  At September 30, 2015, the Plan owned 52,200 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 30, 2014, the Company announced a share repurchase authorization of up to $350 million of Common Stock.  This authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

On December 16, 2014, the Company entered into an agreement to repurchase approximately $250 million of its common stock under an accelerated share repurchase program (the “ASR program”).  The ASR program is part of the Company’s $350 million share repurchase authorization.  On December 17, 2014, the Company paid $250 million to Wells Fargo Bank N.A. (“Wells Fargo”) in exchange for approximately 3.1 million shares, estimated to represent approximately 80% of the total number of shares expected to be purchased in the ASR program based on then current market prices.  On September 25, 2015, the Company settled the ASR program with Wells Fargo and received approximately 719 thousand additional shares.  The total number of shares repurchased under the ASR program was approximately 3.8 million shares.  No additional securities were purchased during the quarter ended September 30, 2015 and approximately $100 million of shares remain to be purchased under the current share repurchase authorization.

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2015:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

7/1 – 7/31/15	--	$--	--	$100.0
8/1 – 8/31/15	--	--	--	100.0
9/1 – 9/30/15	718,866(a)	69.55	718,866	100.0
Total	718,866(a)	$69.55	718,866	$100.0

(a)         Represents shares delivered under our accelerated share repurchase program (the “ASR program”) as described above.

ITEM 6.  EXHIBITS

Exhibit 10.1	Amendment to Stock Option Award Agreements

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, filed with the SEC on November 5, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2015 and

2014, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets – September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: November 5, 2015

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Amendment to Stock Option Award Agreements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, filed with the SEC on November 5, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets – September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and 2014 and (vi) the Notes to Condensed Consolidated Financial Statements.