Form 10-Q
period 2016-03-31
APTARGROUP INC
filed 2016-05-03
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2016
Common Stock, $.01 par value per share	63,155,792 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2016

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2016	2015

Net Sales	$582,338	$589,811
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	374,203	385,979
Selling, research & development and administrative	103,015	96,187
Depreciation and amortization	35,887	34,060
	513,105	516,226
Operating Income	69,233	73,585

Other (Expense) Income:
Interest expense	(8,591)	(7,303)
Interest income	584	1,731
Equity in results of affiliates	(121)	(119)
Miscellaneous, net	(1,260)	(199)
	(9,388)	(5,890)

Income before Income Taxes	59,845	67,695

Provision for Income Taxes	15,979	22,596

Net Income	$43,866	$45,099

Net (Income) Loss Attributable to Noncontrolling Interests	$(3)	$72

Net Income Attributable to AptarGroup, Inc.	$43,863	$45,171

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.70	$0.73
Diluted	$0.67	$0.70

Average Number of Shares Outstanding:
Basic	62,722	62,292
Diluted	65,063	64,494

Dividends per Common Share	$0.30	$0.28

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

Three Months Ended March 31,	2016	2015

Net Income	$43,866	$45,099
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	65,172	(139,246)
Changes in treasury locks, net of tax	7	6
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	57	43
Amortization of net loss included in net income, net of tax	776	1,126
Total defined benefit pension plan, net of tax	833	1,169
Total other comprehensive income (loss)	66,012	(138,071)
Comprehensive Income (Loss)	109,878	(92,972)
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(4)	72
Comprehensive Income (Loss) Attributable to AptarGroup, Inc.	$109,874	$(92,900)

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and equivalents	$385,972	$489,901
Short-term investments	—	29,816
	385,972	519,717
Accounts and notes receivable, less allowance for doubtful accounts of $2,972 in 2016 and $2,710 in 2015	483,850	391,571
Inventories	315,199	294,912
Prepaid and other	86,074	88,794
	1,271,095	1,294,994
Property, Plant and Equipment:
Buildings and improvements	387,544	343,698
Machinery and equipment	1,957,009	1,866,627
	2,344,553	2,210,325
Less: Accumulated depreciation	(1,536,600)	(1,465,873)
	807,953	744,452
Land	24,603	20,931
	832,556	765,383
Other Assets:
Investments in affiliates	4,595	4,590
Goodwill	432,597	310,240
Intangible assets	104,188	31,529
Miscellaneous	34,002	30,309
	575,382	376,668
Total Assets	$2,679,033	$2,437,045

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	March 31,	December 31,
	2016	2015

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$80,689	$5,083
Current maturities of long-term obligations, net of unamortized debt issuance costs	53,309	51,884
Accounts payable and accrued liabilities	388,768	354,928
	522,766	411,895
Long-Term Obligations	773,182	760,848
Deferred Liabilities and Other:
Deferred income taxes	26,651	20,486
Retirement and deferred compensation plans	82,135	87,763
Deferred and other non-current liabilities	6,645	6,347
Commitments and contingencies	—	—
	115,431	114,596
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.9 and 66.7 million shares issued as of March 31, 2016 and December 31, 2015, respectively	669	667
Capital in excess of par value	519,627	495,462
Retained earnings	1,202,914	1,185,681
Accumulated other comprehensive (loss)	(196,336)	(262,347)
Less: Treasury stock at cost, 4.0 and 4.2 million shares as of March 31, 2016 and December 31, 2015, respectively	(259,519)	(270,052)
Total AptarGroup, Inc. Stockholders’ Equity	1,267,355	1,149,411
Noncontrolling interests in subsidiaries	299	295
Total Stockholders’ Equity	1,267,654	1,149,706
Total Liabilities and Stockholders’ Equity	$2,679,033	$2,437,045

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2014:	$1,740,005	$(110,045)	$862	$(1,026,117)	$498,702	$509	$1,103,916
Net income	45,171					(72)	45,099
Foreign currency translation adjustments		(139,246)					(139,246)
Changes in unrecognized pension gains/losses and related amortization, net of tax		1,169					1,169
Changes in treasury locks, net of tax		6					6
Stock option exercises & restricted stock vestings			5	1,079	32,172		33,256
Cash dividends declared on common stock	(17,402)						(17,402)
Balance - March 31, 2015:	$1,767,774	$(248,116)	$867	$(1,025,038)	$530,874	$437	$1,026,798

Balance - December 31, 2015:	$1,185,681	$(262,347)	$667	$(270,052)	$495,462	$295	$1,149,706
Net income	43,863					3	43,866
Foreign currency translation adjustments		65,171				1	65,172
Changes in unrecognized pension gains/losses and related amortization, net of tax		833					833
Changes in treasury locks, net of tax		7					7
Stock option exercises & restricted stock vestings			3	10,533	24,945		35,481
Cash dividends declared on common stock	(18,770)						(18,770)
Common stock repurchased and retired	(7,860)		(1)		(780)		(8,641)
Balance - March 31, 2016:	$1,202,914	$(196,336)	$669	$(259,519)	$519,627	$299	$1,267,654

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2016	2015

Cash Flows from Operating Activities:
Net income	$43,866	$45,099
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	34,401	32,979
Amortization	1,486	1,081
Stock based compensation	10,104	9,530
Provision for (recovery of) doubtful accounts	13	(156)
Deferred income taxes	(867)	(1,001)
Defined benefit plan expense	4,194	5,161
Equity in results of affiliates	121	119
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivables	(70,863)	(44,798)
Inventories	(1,792)	1,040
Prepaid and other current assets	(14,646)	(12,975)
Accounts payable and accrued liabilities	11,362	12,691
Income taxes payable	(737)	(2,879)
Retirement and deferred compensation plan liabilities	(15,151)	(4,567)
Other changes, net	10,386	(1,558)
Net Cash Provided by Operations	11,877	39,766
Cash Flows from Investing Activities:
Capital expenditures	(24,218)	(26,885)
Proceeds from sale of property and equipment, including insurance proceeds	1,234	1,840
Maturity of short-term investments	29,485	—
Acquisition of business, net of cash acquired	(202,985)	—
Acquisition of intangible assets	(2,514)	—
Notes receivable, net	319	151
Net Cash Used by Investing Activities	(198,679)	(24,894)
Cash Flows from Financing Activities:
Proceeds from (repayments of) notes payable	75,180	(229,294)
Proceeds from long-term obligations	101	225,000
Repayments of long-term obligations	(1,047)	(755)
Dividends paid	(18,770)	(17,402)
Credit facility costs	—	(399)
Proceeds from stock option exercises	20,960	19,671
Common stock repurchased and retired	(8,641)	—
Excess tax benefit from exercise of stock options	3,764	3,421
Net cash Provided by Financing Activities	71,547	242
Effect of Exchange Rate Changes on Cash	11,326	(29,183)
Net Decrease in Cash and Equivalents	(103,929)	(14,069)
Cash and Equivalents at Beginning of Period	489,901	399,762
Cash and Equivalents at End of Period	$385,972	$385,693

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except per Share Amounts, or as Otherwise Indicated)

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 but does not include all disclosures required by GAAP.  Accordingly, these Unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of 2015, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method.  Prior to the change, the Company utilized two methods of inventory costing: LIFO for inventories in these operating entities and FIFO for inventories in other operating entities. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s Condensed Consolidated Balance Sheet, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers.  The change to the FIFO method was not applied retrospectively because the impact to previously issued financial statements or to the trend of reported results of operations was immaterial.  The first quarter 2015 results included a $342 thousand gain on LIFO adjustment and the first quarter 2015 Condensed Consolidated Balance Sheet included a LIFO reserve of $7.4 million.

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

In April 2015, the FASB issued an Accounting Standards Update (“ASU”) intended to simplify GAAP by changing the presentation of debt issuance costs. Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset.  The new treatment is consistent with debt discounts.  In August 2015, the FASB issued an ASU clarifying that debt issuance costs related to line of credit arrangements can be classified as an asset and amortized ratably over the term of the line of credit arrangement. These standards are effective for annual reporting periods beginning after December 15, 2015.  The Company has implemented these standards within the current financial statements and retrospectively applied the changes to the prior periods as required, which resulted in a $1.7 million reclassification from Intangible Assets to Current Maturities of Long-Term Obligations and Long-Term Obligations in the December 31, 2015 Consolidated Balance Sheet.

In April 2015, the FASB issued new guidance on a customer's accounting for fees paid in a cloud computing arrangement (“CCA”).  Previously, there was no specific GAAP guidance on accounting for such fees from the customer's perspective.  Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract.  This standard is effective for annual reporting periods beginning after December 15, 2015.  The Company has adopted the requirements of the standard with respect to its current CCAs and has determined that the impact is not material to our current year financial statements.

In May 2015, the FASB issued new guidance on investment disclosures.  Investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy.  Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments.  The Company has adopted the standard and determined that there was no impact to the current period financial statements and that the presentation of pension plan investment fair value hierarchy tables in the annual financial statements will be updated accordingly.

In November 2015, the FASB issued guidance which simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be presented as non-current in a classified statement of financial position.  This standard is effective for annual reporting periods beginning after December 15, 2016.  The Company has prospectively adopted the requirements of the standard and updated the presentation of our classified statement of financial position accordingly.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Consolidated Financial Statements.

RETIREMENT OF COMMON STOCK

During the first quarter of 2016, the Company repurchased and immediately retired 113 thousand shares of common stock.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The excess of purchase price over par value may be charged entirely to retained earnings or may be allocated between additional paid-in capital and retained earnings. The Company has elected to allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

In making the determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and shareholder capital both within the U.S. and for non-U.S. operations.  The Company's policy is to permanently reinvest our accumulated foreign earnings and the Company will only make a distribution out of current year earnings to meet the cash needs at the parent company.  As such, the Company does not provide for taxes on earnings that are deemed to be permanently reinvested.

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

	As Previously
	Reported	Adjustment	As Revised
Revised Condensed Consolidated Statements of Changes in Equity
Balance – December 31, 2014
Capital in excess of par value	$507,313	$(8,611)	$498,702
Treasury Stock	(1,034,728)	8,611	(1,026,117)
Total Equity	1,103,916	—	1,103,916
Stock option exercises & restricted stock vestings
Capital in excess of par value	$33,250	$(1,078)	$32,172
Treasury Stock	1	1,078	1,079
Total Equity	33,256	—	33,256
Balance – March 31, 2015
Capital in excess of par value	$540,563	$(9,689)	$530,874
Treasury Stock	(1,034,727)	9,689	(1,025,038)
Total Equity	1,026,798	—	1,026,798

NOTE 2 - INVENTORIES

Inventories, by component, consisted of:

	March 31,	December 31,
	2016	2015

Raw materials	$91,292	$91,214
Work in process	107,497	90,625
Finished goods	116,410	113,073
Total	$315,199	$294,912

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2015 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$164,590	$129,360	$16,290	$1,615	$311,855
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2015	$164,590	$129,360	$16,290	$—	$310,240
Acquisition	59,123	50,567	—	—	109,690
Foreign currency exchange effects	4,589	7,814	264	—	12,667
Goodwill	$228,302	$187,741	$16,554	$1,615	$434,212
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2016	$228,302	$187,741	$16,554	$—	$432,597

The table below shows a summary of intangible assets as of March 31, 2016 and December 31, 2015.

		March 31, 2016			December 31, 2015

Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.1	$16,020	$(15,992)	$28	$15,358	$(15,330)	$28
Acquired Technology	15.0	44,628	(8,452)	36,176	32,030	(7,475)	24,555
Customer Relationships	12.0	61,564	(2,084)	59,480	6,406	(1,493)	4,913
License agreements and other	8.4	24,280	(15,776)	8,504	21,222	(19,189)	2,033
Total intangible assets	11.0	$146,492	$(42,304)	$104,188	$75,016	$(43,487)	$31,529

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2016 and 2015 was $1,486 and $1,081, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2016	$7,988	(remaining estimated amortization for 2016)
2017	9,873
2018	9,886
2019	9,675
2020 and thereafter	66,766

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2016.

NOTE 4 — INCOME TAX UNCERTAINTIES

The Company had approximately $8.2 and $7.9 million recorded for income tax uncertainties as of March 31, 2016 and December 31, 2015, respectively.  Increases were primarily due to a tax audit in France and currency fluctuations.  These were partially offset by the lapse of the statute of limitations in two jurisdictions.  The amount, if recognized, that would impact the effective tax rate is $8.2 and $7.9 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $7.3 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

At March 31, 2016, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$16,970	$—	$16,970
Senior unsecured notes 6.0%, due in 2016	50,000	1	49,999
Senior unsecured notes 6.0%, due in 2018	75,000	56	74,944
Senior unsecured notes 3.8%, due in 2020	84,000	143	83,857
Senior unsecured notes 3.2%, due in 2022	75,000	156	74,844
Senior unsecured notes 3.5%, due in 2023	125,000	284	124,716
Senior unsecured notes 3.4%, due in 2024	50,000	114	49,886
Senior unsecured notes 3.5%, due in 2024	100,000	284	99,716
Senior unsecured notes 3.6%, due in 2025	125,000	291	124,709
Senior unsecured notes 3.6%, due in 2026	125,000	291	124,709
Capital lease obligations	2,141	—	2,141
	$828,111	$1,620	$826,491
Current maturities of long-term obligations	(53,310)	(1)	(53,309)
Total long-term obligations	$774,801	$1,619	$773,182

At December 31, 2015, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 14.50%, due in monthly and annual installments through 2025	$3,785	$—	$3,785
Senior unsecured notes 6.0%, due in 2016	50,000	5	49,995
Senior unsecured notes 6.0%, due in 2018	75,000	63	74,937
Senior unsecured notes 3.8%, due in 2020	84,000	150	83,850
Senior unsecured notes 3.2%, due in 2022	75,000	163	74,837
Senior unsecured notes 3.5%, due in 2023	125,000	293	124,707
Senior unsecured notes 3.4%, due in 2024	50,000	118	49,882
Senior unsecured notes 3.5%, due in 2024	100,000	293	99,707
Senior unsecured notes 3.6%, due in 2025	125,000	298	124,702
Senior unsecured notes 3.6%, due in 2026	125,000	298	124,702
Capital lease obligations	1,628	—	1,628
	$814,413	$1,681	$812,732
Current maturities of long-term obligations	(51,889)	(5)	(51,884)
Total long-term obligations	$762,524	$1,676	$760,848

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $52,450, $2,006, $77,612, $2,548, $85,839 and $605,515 thereafter.

NOTE 6 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2016	2015	2016	2015

Service cost	$2,260	$2,504	$1,138	$1,160
Interest cost	1,694	1,589	473	420
Expected return on plan assets	(2,118)	(1,898)	(545)	(455)
Amortization of net loss	821	1,351	384	425
Amortization of prior service cost	—	—	87	65
Net periodic benefit cost	$2,657	$3,546	$1,537	$1,615

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we contributed $10 million to our domestic defined benefit plans during the first quarter of 2016. The Company also expects to contribute approximately $5.0 million to our foreign defined benefit plans in 2016, and as of March 31, 2016, we have contributed approximately $0.8 million.

NOTE 7— ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total
Balance - December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)
Other comprehensive income before reclassifications	(139,246)	—	—	(139,246)
Amounts reclassified from accumulated other comprehensive income	—	1,169	6	1,175
Net current-period other comprehensive (loss) income	(139,246)	1,169	6	(138,071)
Balance - March 31, 2015	$(182,097)	$(65,928)	$(91)	$(248,116)

Balance - December 31, 2015	$(206,725)	$(55,550)	$(72)	$(262,347)
Other comprehensive income before reclassifications	65,171	—	—	65,171
Amounts reclassified from accumulated other comprehensive income	—	833	7	840
Net current-period other comprehensive income	65,171	833	7	66,011
Balance - March 31, 2016	$(141,554)	$(54,717)	$(65)	$(196,336)

Reclassifications Out of Accumulated Other Comprehensive Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended March 31,	2016	2015

Defined Benefit Pension Plans
Amortization of net loss	$1,205	$1,776	(a)
Amortization of prior service cost	87	65	(a)
	1,292	1,841	Total before tax
	(459)	(672)	Tax benefit
	$833	$1,169	Net of tax
Other
Changes in treasury locks	$10	$10	Interest Expense
	10	10	Total before tax
	(3)	(4)	Tax benefit
	$7	$6	Net of tax
Total reclassifications for the period	$840	$1,175

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

OTHER

As of March 31, 2016, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and other and $2.3 million in accounts payable and accrued liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2016 had an aggregate contract amount of $122.5 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015

Derivative Contracts Not Designated		March 31,	December 31,
as Hedging Instruments	Balance Sheet Location	2016	2015

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$894	$1,924
Foreign Exchange Contracts	Miscellaneous other assets	—	112
		$894	$2,036
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$2,333	$1,152
Foreign Exchange Contracts	Deferred and other non-current liabilities	—	45
		$2,333	$1,197

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended March 31, 2016 and March 31, 2015

		Amount of Gain or (Loss)
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2016	2015
Foreign Exchange Contracts	Other (Expense) Income Miscellaneous, net	$(2,406)	$3,253
		$(2,406)	$3,253

				Gross Amounts not Offset
			Net Amounts	in the Statement of
		Gross Amounts	Presented in	Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
March 31, 2016
Derivative Assets	$894	—	$894	—	—	$894
Total Assets	$894	—	$894	—	—	$894

Derivative Liabilities	$2,333	—	$2,333	—	—	$2,333
Total Liabilities	$2,333	—	$2,333	—	—	$2,333

December 31, 2015
Derivative Assets	$2,036	—	$2,036	—	—	$2,036
Total Assets	$2,036	—	$2,036	—	—	$2,036

Derivative Liabilities	$1,197	—	$1,197	—	—	$1,197
Total Liabilities	$1,197	—	$1,197	—	—	$1,197

NOTE 9 — FAIR VALUE

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2016, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$894	$—	$894	$—
Total assets at fair value	$894	$—	$894	$—
Liabilities
Forward exchange contracts (a)	$2,333	$—	$2,333	$—
Total liabilities at fair value	$2,333	$—	$2,333	$—

As of December 31, 2015, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$2,036	$—	$2,036	$—
Total assets at fair value	$2,036	$—	$2,036	$—
Liabilities
Forward exchange contracts (a)	$1,197	$—	$1,197	$—
Total liabilities at fair value	$1,197	$—	$1,197	$—

(a)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $803 million as of March 31, 2016 and $760 million as of December 31, 2015.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2016.

NOTE 11 — STOCK REPURCHASE PROGRAM

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

Subsequent to the completion of the ASR program, shares repurchased are immediately retired.  During the three months ended March 31, 2016, the Company repurchased approximately 113 thousand shares for approximately $8.6 million. During the three months ended March 31, 2015, the Company did not repurchase any shares.  As of March 31, 2016, there was $77.5 million of authorized share repurchases available to the Company.

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

Compensation expense recorded attributable to stock options for the first three months of 2016 was approximately $8.9 million ($5.9 million after tax).  The income tax benefit related to this compensation expense was approximately $3.0 million.  Approximately $7.9 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first three months of 2015 was approximately $8.8 million ($5.7 million after tax).  The income tax benefit related to this compensation expense was approximately $3.1 million.  Approximately $8.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $12.87 and $12.83 per share during the first three months of 2016 and 2015, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three Months Ended March 31,	2016	2015

Dividend Yield	1.8%	1.7%
Expected Stock Price Volatility	20.4%	21.9%
Risk-free Interest Rate	1.6%	1.6%
Expected Life of Option (years)	6.7	6.9

A summary of option activity under the Company’s stock plans during the three months ended March 31, 2016 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2016	8,032,030	$51.44	303,501	$56.00
Granted	1,472,180	71.12	—	—
Exercised	(510,012)	41.37	(15,833)	45.90
Forfeited or expired	(65,634)	58.33	—	—
Outstanding at March 31, 2016	8,928,564	$55.21	287,668	$56.56
Exercisable at March 31, 2016	6,092,834	$49.04	214,827	$54.20
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2016	6.6		6.7
Exercisable at March 31, 2016	5.4		6.2
Aggregate Intrinsic Value:
Outstanding at March 31, 2016	$207,138		$6,286
Exercisable at March 31, 2016	$178,923		$5,056
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2016	$16,973		$436
March 31, 2015	$18,824		$874

The fair value of shares vested during the three months ended March 31, 2016 and 2015 was $16.3 million and $14.8 million, respectively.  Cash received from option exercises was approximately $21.0 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.6 million in the three months ended March 31, 2016.  As of March 31, 2016, the remaining valuation of stock option awards to be expensed in future periods was $22.2 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of March 31, 2016, and changes during the three month period then ended, is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	RSUs	Grant-Date Fair Value	RSUs	Grant-Date Fair Value
Nonvested at January 1, 2016	66,376	$66.61	18,857	$63.10
Granted	21,754	73.45	—	—
Vested	(10,537)	62.21	—	—
Forfeited	(3,676)	68.00	—	—
Nonvested at March 31, 2016	73,917	$69.18	18,857	$63.10

Compensation expense recorded attributable to restricted stock unit grants for the first three months of 2016 and 2015 was approximately $1.2 million and $727 thousand, respectively.  The fair value of units vested during the three months ended March 31, 2016 and 2015 was $656 thousand and $633 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2016 and 2015 was $773 thousand and $732 thousand, respectively.  As of March 31, 2016, there was $1.8 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.4 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program for awards outstanding as of March 31, 2016 is expected to be approximately $5.8 million, of which $1.3 million and $227 thousand was recognized in the first three months of 2016 and 2015, respectively.

NOTE 13 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$43,863	$43,863	$45,171	$45,171

Average equivalent shares
Shares of common stock	62,722	62,722	62,292	62,292
Effect of dilutive stock based compensation
Stock options	2,299	—	2,182	—
Restricted stock	42	—	20	—
Total average equivalent shares	65,063	62,722	64,494	62,292
Net income per share	$0.67	$0.70	$0.70	$0.73

NOTE 14 — SEGMENT INFORMATION

The Company is organized into three reporting segments.  Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.  Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Financial information regarding the Company’s reportable segments is shown below:

Three Months Ended March 31,	2016	2015

Total Sales:
Beauty + Home	$318,870	$334,794
Pharma	183,135	178,669
Food + Beverage	85,396	81,920
Total Sales	587,401	595,383
Less: Intersegment Sales:
Beauty + Home	$4,534	$5,380
Pharma	—	—
Food + Beverage	529	192
Total Intersegment Sales	$5,063	$5,572
Net Sales:
Beauty + Home	$314,336	$329,414
Pharma	183,135	178,669
Food + Beverage	84,867	81,728
Net Sales	$582,338	$589,811
Segment Income:
Beauty + Home	$23,528	$23,375
Pharma	53,236	52,001
Food + Beverage	9,283	9,050
Corporate & Other	(18,195)	(11,159)
Income before interest and taxes	$67,852	$73,267
Interest expense, net	(8,007)	(5,572)
Income before income taxes	$59,845	$67,695

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

Note 15 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to the roof and production area of one of the Company’s facilities in Brazil in September 2014. There were no injuries. The facility is primarily an internal supplier of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets.  Repairs of the facility were essentially completed in the fourth quarter 2015.  AptarGroup is insured for the damages caused by the fire, including business interruption insurance. While the Company is still in the process of reviewing claims with our insurance carriers, we have currently recognized a $3.2 million receivable related to costs incurred but not yet reimbursed, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet. This incident did not have a material impact on our financial results during the first three months of either 2016 or 2015 and we expect to reach a final insurance settlement during the next six months.

NOTE 16 – ACQUISITIONS

On February 29, 2016, the Company completed its acquisition of MegaPlast GmbH and its subsidiaries along with Megaplast France S.a.r.l and Mega Pumps L.P. (Mega Airless).  Mega Airless is a leading provider of innovative all-plastic airless dispensing systems for the beauty, personal care and pharmaceutical markets and operates two manufacturing facilities in Germany and one in the United States.  The purchase price paid for Mega Airless was approximately $223.2 million and was funded by cash on hand and borrowings on our revolving line of credit.

Mega Airless contributed sales of $6.2 million and a pretax loss of $1.8 million, including $2.6 million of one-time material expense related to the inventory fair value adjustment.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Beauty + Home and Pharma reporting segments.

For the three months ended March 31, 2016, we recognized $5.6 million in transaction costs related to the acquisition of Mega Airless.  These costs are reflected in the selling, research & development and administrative section of the Condensed Consolidated Statements of Income.

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

February 29, 2016
Assets
Cash and equivalents	$20,197
Accounts receivable	8,275
Inventories	8,361
Prepaid and other	378
Property, plant and equipment	47,196
Goodwill	109,690
Intangible assets	67,984
Other miscellaneous assets	8
Liabilities
Current maturities of long-term obligations	319
Accounts payable and accrued liabilities	7,398
Long-term obligations	13,402
Deferred income taxes	17,789
Net assets acquired	$223,181

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset
Customer relationships	11	$53,312
Technology	15	10,579
Trademark	4	4,093
Total		$67,984

Based on the initial calculations, goodwill in the amount of $109.7 million was recorded for the acquisition of Mega Airless, of which $59.1 million and $50.6 million is included in the Beauty + Home and Pharma segments, respectively.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill largely consists of leveraging the Company’s commercial presence in selling the Mega Airless line of products in markets where Mega Airless did not previously operate and the ability of Mega Airless to maintain its competitive advantage from a technical viewpoint.  Goodwill will not be amortized, but will be tested for impairment at least annually.  We do not expect any of the goodwill will be deductible for tax purposes.

The unaudited pro forma results presented below include the effects of the Mega Airless acquisition as if it had occurred as of January 1, 2015.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory.  The 2016 pro forma earnings were adjusted to exclude $4.2 million after tax ($5.6 million pretax) of transaction costs, including consulting, legal, and advisory fees.  The 2016 pro forma earnings were also adjusted to exclude $1.8 million after tax ($2.6 million pretax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.  The 2015 pro forma earnings were adjusted to include these adjustments.

The pro forma results do not include any synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

Three Months Ended March 31,	2016	2015

Net Sales	$591,898	$607,439
Net Income Attributable to AptarGroup Inc.	50,186	38,622
Net Income per common share — basic	0.80	0.62
Net Income per common share — diluted	0.77	0.60

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Quarter Ended March 31,	2016	2015

Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.2	65.4
Selling, research & development and administrative	17.7	16.3
Depreciation and amortization	6.2	5.8
Operating income	11.9	12.5
Other expense	(1.6)	(1.0)
Income before income taxes	10.3	11.5
Net Income	7.5	7.6
Effective tax rate	26.7%	33.4%

NET SALES

We reported net sales of $582.3 million for the quarter ended March 31, 2016, which represents a 1% decrease compared to $589.8 million reported during the first quarter of 2015. The average U.S. dollar exchange rate strengthened relative to the Euro along with all other major currencies impacting our business, resulting in a negative currency translation impact of 4%.  The acquisition of Mega Airless, and the inclusion of one month of activity, positively impacted sales by 1%.  Core sales, which exclude acquisitions and changes in foreign currency rates, increased by 2% in the first quarter of 2016 compared to the first quarter of 2015. Core sales was negatively impacted 2% due to lower tooling sales and the impact lower resin cost had on pricing.  Strong product sales in our Pharma and Food + Beverage segments were offset by softness in our Beauty + Home segment:

	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(1)%	5%	7%	2%
Currency Effects (1)	(6)%	(3)%	(3)%	(4)%
Acquisitions	2%	—%	—	1%
Total Reported Net Sales Growth	(5)%	2%	4%	(1)%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

Quarter Ended March 31,	2016	% of Total	2015	% of Total

Domestic	$161,395	28%	$160,078	27%
Europe	329,967	57%	332,271	56%
Latin America	47,892	8%	52,916	9%
Asia	43,084	7%	44,546	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales decreased to 64.2% in the first quarter of 2016 compared to 65.4% in the first quarter of 2015. The decrease is partially due to the mix of sales across our different business segments.   Increased sales in our Pharma and Food + Beverage segments drove the reduction in the overall cost of sales as a percentage of net sales.  Also, tooling sales were approximately $4.6 million lower in the first quarter 2016 compared to prior year. Sales of custom tooling generated lower margins than product sales; thus, positively impacting cost of sales as a percentage of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $6.8 million in the first quarter of 2016 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $10.6 million in the quarter. The increase is mainly due to one-time transaction costs of $5.6 million related to the Mega Airless acquisition, along with one month of Mega Airless operational expenses, higher information technology costs associated with our ongoing enterprise resource planning system implementation, and general increases in compensation expense.  SG&A as a percentage of net sales increased to 17.7% compared to 16.3% in the same period of the prior year mainly due to the Mega Airless acquisition costs noted above.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $1.8 million in the first quarter of 2016 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.0 million in the quarter compared to the same period a year ago. The increase is mainly due to $1.4 million of incremental depreciation and amortization related to the Mega Airless acquisition, our continued investments in new products and the roll-out of our global enterprise resource planning system. Due to these higher costs, depreciation and amortization as a percentage of net sales increased to 6.2% in the first quarter of 2016 compared to 5.8% for the same period a year ago.

OPERATING INCOME

Operating income decreased approximately $4.4 million in the first quarter of 2016 to $69.2 million compared to $73.6 million in the same period in the prior year.  Excluding changes in foreign currency rates, operating income decreased by approximately $2.7 million in the quarter compared to the same period a year ago.  As mentioned above, the strong operational results were offset by $5.6 million of Mega Airless acquisition costs along with a $2.6 million one-time accounting adjustment related to the write-up to fair value of the Mega Airless inventory which we purchased and subsequently sold during the quarter.  As reported, operating income as a percentage of net sales decreased to 11.9% in the first quarter of 2016 compared to 12.5% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the first quarter of 2016 increased to $9.4 million from $5.9 million in the same period in the prior year. During 2016, we recognized lower interest income and higher interest expense as we funded our Mega Airless acquisition with cash on hand and borrowings on our revolving line of credit.  In addition to higher transaction costs on our foreign currency forward exchange contracts, we also incurred higher interest costs in 2016 related to higher average borrowings in the first quarter of 2016 compared to the first quarter of 2015.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 26.7% in the first quarter of 2016 compared to 33.4% in the first quarter of 2015. The decrease in the rate is primarily attributable to recognizing benefits associated with anticipated refunds in France pursuant to a finalized court ruling as well as a reduction in the French corporate tax rate.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $43.9 million in the first quarter of 2016 compared to $45.2 million in the first quarter of 2015.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

Quarter Ended March 31,	2016	2015

Net Sales	$314,336	$329,414
Segment Income	23,528	23,375
Segment Income as a percentage of Net Sales	7.5%	7.1%

Net sales for the quarter ended March 31, 2016 decreased 5% to $314.3 million compared to $329.4 million in the first quarter of the prior year.  The 2% positive effect of the Mega Airless acquisition was offset by a negative 6% impact due to changes in currency rates.  Therefore, sales excluding acquisitions and changes in foreign currency rates decreased 1% in the first quarter of 2016 compared to the same quarter of the prior year.  A 6% sales growth, excluding changes in foreign currency rates, to the beauty market was offset by core sales declines in the personal care and home care markets of 5% and 1%, respectively, in the first quarter of 2016 compared to the same period in the prior year.  The growth in the beauty market is mainly driven by increased sales of our sampling and promotion products in Europe and Northeast Asia and an increase in sales of our products used for facial skincare and fragrance in Latin America.  In addition, the inclusion of one month of Mega Airless results also contributed to our growth.  Softness in European and North American demand negatively impacted the personal care and home care markets.  The pass-through of lower resin costs also negatively impacted sales in the first quarter of 2016 by $2.5 million compared to the same period in 2015.

Despite the continued softness in sales, segment income for the first quarter of 2016 slightly increased to $23.5 million from $23.4 million reported in the same period in the prior year.  The increase compared to the prior year is mostly due to an improved mix of products as we realized increased demand for high-value beauty applications.  Segment income was offset by $2.2 million of a one-time purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the quarter.  We also continue to focus on improving our cost structure with operational and material cost savings initiatives.

PHARMA SEGMENT

Operations that sell dispensing systems primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

Quarter Ended March 31,	2016	2015

Net Sales	$183,135	$178,669
Segment Income	53,236	52,001
Segment Income as a percentage of Net Sales	29.1%	29.1%

Net sales for the Pharma segment increased by 2% in the first quarter of 2016 to $183.1 million compared to $178.7 million in the first quarter of 2015.  Excluding a 3% change in foreign currency rates, sales increased by 5% in the first quarter of 2016 compared to the first quarter of 2015.  Excluding changes in foreign currency rates, increased product sales to the prescription and injectables markets of 9% and 4%, respectively, offset a small decline in sales of our products to the consumer health care market.  The growth during the first quarter of 2016 was mainly driven by strong sales of our products to respiratory application fields (Allergic Rhinitis, Asthma/COPD) as well as increased sales of our products to the pain and central nervous system, eye care and injectable application fields which more than offset weaker sales of our products to nasal decongestant application fields as we experienced inventory destocking at a few key customers.  Customer tooling sales declined by $2.2 million over the prior year.

Segment income in the first quarter of 2016 increased 2% to $53.2 million compared to $52.0 million reported in the same period in the prior year. The increase compared to the prior year is due to the additional product sales volumes discussed above along with favorable product mix within the segment.  Cost savings initiatives partially offset one-time costs related to an enterprise resource system implementation and the impact of one-time purchase accounting adjustment of $0.4 million related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the quarter.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

Quarter Ended March 31,	2016	2015

Net Sales	$84,867	$81,728
Segment Income	9,283	9,050
Segment Income as a percentage of Net Sales	10.9%	11.1%

Net sales for the quarter ended March 31, 2016 increased approximately 4% to $84.9 million compared to $81.7 million in the first quarter of the prior year. Changes in foreign currency rates had a negative impact of 3% on the total segment sales. Excluding changes in foreign currency rates, sales increased by 7% in the first quarter of 2016 compared to the first quarter of 2015. The pass-through of lower resin costs and lower tooling sales both negatively impacted sales in the first quarter of 2016 by $3.0 million, or 4%, and $2.1 million, or 2%, respectively, compared to the same period in 2015.  Both the food and beverage markets recorded year-over-year sales growth.  Excluding foreign currency rate changes, sales to the food market increased 7% and sales to the beverage market increased approximately 8% in the first quarter of 2016 compared to the same period in the prior year. Sales of our products to the food market increased with strong demand from the salad dressing and infant formula application fields along with continued growth in the sauce and condiment application fields.  Sales of our products to the beverage market were positively impacted by strong sales to the bottled water and juice application fields.

Segment income in the first quarter of 2016 increased approximately 3% to $9.3 million compared to $9.1 million reported in the same period of the prior year. Strong product sales across both the food and beverage markets noted above were able to offset normal cost inflation and lower tooling sales.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense increased to $18.2 million for the quarter ended March 31, 2016 compared to $11.2 million in the first quarter of the prior year mainly due to $5.6 million of transaction costs related to the Mega Airless acquisition.  The remaining increase is partially due to higher depreciation expense on information systems infrastructure investments and general compensation expenses.

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

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by our plant shutdowns in December.  In the future, our results of operations in a quarterly period could be impacted by factors such as the seasonality of certain products within our segments, changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the industries to which our products are sold, recognition of equity based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our stock option expense on a pre-tax basis (in $ millions) for the year 2016 compared to 2015 is as follows:

	2016	2015
First Quarter	$8.9	$8.8
Second Quarter (estimated for 2016)	3.8	3.2
Third Quarter (estimated for 2016)	3.5	3.0
Fourth Quarter (estimated for 2016)	3.1	2.9
	$19.3	$17.9

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first quarter of 2016, our operations provided approximately $11.9 million in cash flow compared to $39.8 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The decrease in cash provided by operations is primarily attributable to an increase in working capital requirements to support our business.

We used $198.7 million in cash for investing activities during the first quarter of 2016 compared to $24.9 million during the same period a year ago. The increase is due primarily to the Mega Airless acquisition of $203.0 million, net of cash received. Our 2016 estimated cash outlays for capital expenditures are approximately $150 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Proceeds from financing activities were $71.5 million in the first quarter of 2016 compared to $0.2 million in the first quarter of the prior year.  For 2016, proceeds from notes payable were used to partially finance the acquisition of Mega Airless.  Proceeds from stock option exercises were offset by our dividends paid in both 2016 and 2015.

Cash and equivalents decreased to $386.0 million at March 31, 2016 from $489.9 million at December 31, 2015 mainly due to the cash portion of the Mega Airless acquisition.  Total short and long-term interest bearing debt increased in the first quarter of 2016 to $907.2 million from $817.8 million at December 31, 2015 also primarily due to financing the Mega Airless acquisition.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 29.1% at March 31, 2016 compared to 20.6% at December 31, 2015.

The Company maintains a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio. At March 31, 2016, we had an outstanding balance of $70 million under the credit facility.  There was no outstanding balance at December 31, 2015. We incurred approximately $189 thousand and $587 thousand in interest and fees related to this credit facility during the quarter ended March 31, 2016 and 2015, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2016
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.10 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	14.57 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.3 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $386.0 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay income tax on those funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 5% and 10% of the repatriated amount.  We do not expect future impacts to be materially different.

We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future.  We have historically used cash flow from operations and our revolving credit facility as our primary sources of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives.  Other uses of liquidity include paying dividends to shareholders and repurchasing shares of our common stock.  In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

On April 15, 2016, the Board of Directors declared a quarterly cash dividend of $0.30 per share payable on May 18, 2016 to stockholders of record as of April 27, 2016.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  As discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements, no Standards that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements were effective for the first quarter of 2016.

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

In January 2016, the FASB issued new guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2018.  The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued guidance that eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Diversity of our business continues to play an important role by providing stable, long-term growth for our company, even when we experience pockets of softness in certain areas.  Looking to the second quarter, we are optimistic that our Beauty + Home segment, which has struggled to achieve top line growth the past year, is expected to grow core sales over the prior year excluding the positive impact from the Mega Airless acquisition.  We also expect core sales growth in our other segments, though they are going to be compared to very strong performance in the prior year.

AptarGroup expects earnings for the second quarter to be in the range of $0.87 to $0.92 per share, including approximately $0.02 per share of positive contribution from the Mega Airless acquisition.  This range compares to $0.81 per share in the prior year after excluding approximately $0.08 per share of income recorded in the second quarter of 2015 related to a change in inventory valuation methods and after prior year earnings per share have been adjusted to reflect comparable foreign currency exchange rates.  Prior year second quarter reported earnings per share were $0.90 per share.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	the ability to integrate the acquired Mega Airless business;
•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates;
•	changes in customer and/or consumer spending levels;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to successfully implement facility expansions and new facility projects;
•	our ability to increase prices, contain costs and improve productivity;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war or terrorism;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our entities.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Chinese Yuan, Brazilian Real, Mexican Peso and Swiss Franc, among other Asian, European, and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations.  Conversely, a weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial condition and results of operations.

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

The table below provides information as of March 31, 2016 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2016.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc/Euro	$60,661	0.9134	3,851-60,661
U.S. Dollar/Euro	13,211	0.8947	1,919-13,211
Euro/Brazilian Real	11,607	4.6683	11,607-12,255
Euro/Indian Rupee	9,993	80.5337	9,993-10,706
Euro/U.S. Dollar	8,050	1.1160	7,245-8,050
U.S. Dollar/Chinese Yuan	4,390	6.6231	4,390-4,390
Euro/Colombian Peso	3,392	3,860.0620	3,392-5,768
Czech Koruna/Euro	2,958	0.0370	2,958-3,300
Euro/Thai Baht	2,131	37.7826	2,131-2,131
Euro/Indonesian Rupiah	1,846	18,425.0000	1,846-1,846
British Pound/Euro	1,376	1.2737	1,376-2,482
Euro/Mexican Peso	1,238	20.3069	1,238-2,558
Euro/Swiss Franc	1,022	1.0954	0-1,022
Other	603
Total	$122,478

As of March 31, 2016, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and $2.3 million in accounts payable and accrued liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2016, the Company implemented enterprise resource planning (“ERP”) systems at four operating facilities.  Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP system.  The Company is also in the process of reviewing the internal control structure of Mega Airless and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently acquired businesses.  Other than these items, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of Aptargroup UK Holdings Limited (French Branch) and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2016, the Plan purchased 7,470 shares of our common stock on behalf of the participants at an average price of $70.99 per share, for an aggregate amount of $530 thousand, and sold 1,900 shares of our common stock on behalf of the participants at an average price of $74.75 per share, for an aggregate amount of $142 thousand.  At March 31, 2016, the Plan owned 56,170 shares of our common stock.

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

Subsequent to the completion of the ASR program, shares repurchased are immediately retired.  The Company spent $8.6 million to repurchase approximately 113 thousand shares during the first quarter of 2016.

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2016:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

1/1 – 1/31/16	—	$—	—	$86.1
2/1 – 2/29/16	—	—	—	86.1
3/1 – 3/31/16	112,500	76.87	112,500	77.5
Total	112,500	$76.87	112,500	$77.5

ITEM 6.  EXHIBITS

Exhibit 10.1	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan.

Exhibit 10.2	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan.

Exhibit 10.3	Form of AptarGroup, Inc. 2016 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, filed with the SEC on May 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2016 and 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: May 3, 2016

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan.

10.2	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan.

10.3	Form of AptarGroup, Inc. 2016 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, filed with the SEC on May 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2016 and 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.