Form 10-Q
period 2016-06-30
APTARGROUP INC
filed 2016-08-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2016
Common Stock, $.01 par value per share	62,935,447 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2016

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$619,999	$594,275	$1,202,337	$1,184,086
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	389,863	375,278	764,066	761,257
Selling, research & development and administrative	96,131	89,312	199,146	185,499
Depreciation and amortization	40,390	34,165	76,277	68,225
	526,384	498,755	1,039,489	1,014,981
Operating Income	93,615	95,520	162,848	169,105

Other (Expense) Income:
Interest expense	(9,203)	(9,195)	(17,794)	(16,498)
Interest income	460	1,105	1,044	2,836
Equity in results of affiliates	(51)	(407)	(172)	(526)
Miscellaneous, net	(463)	(1,268)	(1,723)	(1,467)
	(9,257)	(9,765)	(18,645)	(15,655)

Income before Income Taxes	84,358	85,755	144,203	153,450

Provision for Income Taxes	25,307	28,214	41,286	50,810

Net Income	$59,051	$57,541	$102,917	$102,640

Net (Income) Loss Attributable to Noncontrolling Interests	$(3)	$(2)	$(6)	$70

Net Income Attributable to AptarGroup, Inc.	$59,048	$57,539	$102,911	$102,710

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.94	$0.92	$1.64	$1.64
Diluted	$0.91	$0.90	$1.58	$1.59

Average Number of Shares Outstanding:
Basic	63,053	62,697	62,888	62,496
Diluted	64,785	64,276	65,063	64,603

Dividends per Common Share	$0.30	$0.28	$0.60	$0.56

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Income	$59,051	$57,541	$102,917	$102,640
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(34,725)	45,099	30,447	(94,147)
Changes in treasury locks, net of tax	6	7	13	13
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	59	42	116	85
Amortization of net loss included in net income, net of tax	782	1,131	1,558	2,257
Total defined benefit pension plan, net of tax	841	1,173	1,674	2,342
Total other comprehensive (loss) income	(33,878)	46,279	32,134	(91,792)
Comprehensive Income	25,173	103,820	135,051	10,848
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	5	(2)	1	70
Comprehensive Income Attributable to AptarGroup, Inc.	$25,178	$103,818	$135,052	$10,918

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and equivalents	$361,664	$489,901
Short-term investments	—	29,816
	361,664	519,717
Accounts and notes receivable, less allowance for doubtful accounts of $3,075 in 2016 and $2,710 in 2015	488,591	391,571
Inventories	325,724	294,912
Prepaid and other	89,264	88,794
	1,265,243	1,294,994
Property, Plant and Equipment:
Buildings and improvements	372,262	343,698
Machinery and equipment	1,962,384	1,866,627
	2,334,646	2,210,325
Less: Accumulated depreciation	(1,542,326)	(1,465,873)
	792,320	744,452
Land	24,118	20,931
	816,438	765,383
Other Assets:
Investments in affiliates	4,374	4,590
Goodwill	421,745	310,240
Intangible assets	103,543	31,529
Miscellaneous	35,579	30,309
	565,241	376,668
Total Assets	$2,646,922	$2,437,045

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	June 30,	December 31,
	2016	2015

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$65,608	$5,083
Current maturities of long-term obligations, net of unamortized debt issuance costs	53,344	51,884
Accounts payable and accrued liabilities	381,876	354,928
	500,828	411,895
Long-Term Obligations	771,695	760,848
Deferred Liabilities and Other:
Deferred income taxes	26,257	20,486
Retirement and deferred compensation plans	82,921	87,763
Deferred and other non-current liabilities	6,629	6,347
Commitments and contingencies	—	—
	115,807	114,596
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.8 and 66.7 million shares issued as of June 30, 2016 and December 31, 2015, respectively	668	667
Capital in excess of par value	537,132	495,462
Retained earnings	1,207,207	1,185,681
Accumulated other comprehensive (loss)	(230,206)	(262,347)
Less: Treasury stock at cost, 3.9 and 4.2 million shares as of June 30, 2016 and December 31, 2015, respectively	(256,503)	(270,052)
Total AptarGroup, Inc. Stockholders’ Equity	1,258,298	1,149,411
Noncontrolling interests in subsidiaries	294	295
Total Stockholders’ Equity	1,258,592	1,149,706
Total Liabilities and Stockholders’ Equity	$2,646,922	$2,437,045

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2014:	$1,740,005	$(110,045)	$862	$(1,026,117)	$498,702	$509	$1,103,916
Net income	102,710	—	—	—	—	(70)	102,640
Foreign currency translation adjustments	—	(94,147)	—	—	—	—	(94,147)
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	2,342	—	—	—	—	2,342
Changes in treasury locks, net of tax	—	13	—	—	—	—	13
Stock option exercises & restricted stock vestings	—	—	7	1,673	46,799	—	48,479
Cash dividends declared on common stock	(34,929)	—	—	—	—	—	(34,929)
Non controlling interest repurchased	—	—	—	—	(476)	(148)	(624)
Balance - June 30, 2015:	$1,807,786	$(201,837)	$869	$(1,024,444)	$545,025	$291	$1,127,690

Balance - December 31, 2015:	$1,185,681	$(262,347)	$667	$(270,052)	$495,462	$295	$1,149,706
Net income	102,911	—	—	—	—	6	102,917
Foreign currency translation adjustments	—	30,454	—	—	—	(7)	30,447
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	1,674	—	—	—	—	1,674
Changes in treasury locks, net of tax	—	13	—	—	—	—	13
Stock option exercises & restricted stock vestings	—	—	7	13,549	46,679	—	60,235
Cash dividends declared on common stock	(37,717)	—	—	—	—	—	(37,717)
Common stock repurchased and retired	(43,668)	—	(6)	—	(5,009)	—	(48,683)
Balance - June 30, 2016:	$1,207,207	$(230,206)	$668	$(256,503)	$537,132	$294	$1,258,592

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2016	2015

Cash Flows from Operating Activities:
Net income	$102,917	$102,640
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	72,042	66,059
Amortization	4,235	2,166
Stock based compensation	14,405	13,983
Provision for doubtful accounts	245	362
Deferred income taxes	35	(2,465)
Defined benefit plan expense	8,423	10,294
Equity in results of affiliates	172	526
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivables	(80,728)	(50,289)
Inventories	(16,757)	(23,058)
Prepaid and other current assets	(18,541)	(16,381)
Accounts payable and accrued liabilities	7,698	38,885
Income taxes payable	(683)	(3,222)
Retirement and deferred compensation plan liabilities	(13,296)	(3,832)
Other changes, net	5,894	4,509
Net Cash Provided by Operations	86,061	140,177
Cash Flows from Investing Activities:
Capital expenditures	(56,942)	(60,306)
Proceeds from sale of property and equipment, including insurance proceeds	1,446	1,983
Purchase of short-term investments	—	(66,897)
Maturity of short-term investments	29,485	—
Acquisition of business, net of cash acquired	(202,985)	—
Acquisition of intangible assets	(2,493)	—
Notes receivable, net	324	(701)
Net Cash Used by Investing Activities	(231,165)	(125,921)
Cash Flows from Financing Activities:
Proceeds from (repayments of) notes payable	59,330	(227,512)
Proceeds from long-term obligations	78	225,887
Repayments of long-term obligations	(2,343)	(1,539)
Dividends paid	(37,717)	(34,929)
Credit facility costs	—	(1,216)
Proceeds from stock option exercises	37,102	28,810
Common stock repurchased and retired	(48,683)	—
Excess tax benefit from exercise of stock options	6,884	4,575
Net cash Provided (Used) by Financing Activities	14,651	(5,924)
Effect of Exchange Rate Changes on Cash	2,216	(16,284)
Net Decrease in Cash and Equivalents	(128,237)	(7,952)
Cash and Equivalents at Beginning of Period	489,901	399,762
Cash and Equivalents at End of Period	$361,664	$391,810

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

CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of 2015, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method.  Prior to the change, the Company utilized two methods of inventory costing: LIFO for inventories in these operating entities and FIFO for inventories in other operating entities. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s Condensed Consolidated Balance Sheet, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers.  The cumulative pre-tax effect of this change was a gain of approximately $7.4 million and was recognized as a decrease to Cost of sales (exclusive of depreciation and amortization).  The effect of the change on Net Income Attributable to AptarGroup was approximately $4.8 million, representing approximately $0.08 per diluted share.  The change to the FIFO method was not applied retrospectively because the impact to previously issued financial statements or to the trend of reported results of operations was immaterial.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB’s Accounting Standards Codification.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several Accounting Standards Updates (“ASUs”) to clarify specific revenue recognition topics.  We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

In April 2015, the FASB issued an ASU intended to simplify GAAP by changing the presentation of debt issuance costs. Under the new standard, debt issuance costs will be presented as a reduction of the carrying amount of the related liability, rather than as an asset.  The new treatment is consistent with debt discounts.  In August 2015, the FASB issued an ASU clarifying that debt issuance costs related to line of credit arrangements can be classified as an asset and amortized ratably over the term of the line of credit arrangement. These standards were effective for annual reporting periods beginning after December 15, 2015.  The Company has implemented these standards within the current financial statements and retrospectively applied the changes to the prior periods as required, which resulted in a $1.7 million reclassification from Intangible Assets to Current Maturities of Long-Term Obligations and Long-Term Obligations in the December 31, 2015 Consolidated Balance Sheet.

In April 2015, the FASB issued new guidance on a customer's accounting for fees paid in a cloud computing arrangement (“CCA”).  Previously, there was no specific GAAP guidance on accounting for such fees from the customer's perspective.  Under the new standard, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract.  This standard was effective for annual reporting periods beginning after December 15, 2015.  The Company has adopted the requirements of the standard with respect to its current CCAs and has determined that the impact is not material to our current year financial statements.

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

RETIREMENT OF COMMON STOCK

During the first six months of 2016, the Company repurchased and immediately retired 636 thousand shares of common stock.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The excess of purchase price over par value may be charged entirely to retained earnings or may be allocated between additional paid-in capital and retained earnings. The Company has elected to allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

	As Previously
	Reported	Adjustment	As Revised
Revised Condensed Consolidated Statements of Changes in Equity
Balance – December 31, 2014
Capital in excess of par value	$507,313	$(8,611)	$498,702
Treasury Stock	(1,034,728)	8,611	(1,026,117)
Total Equity	1,103,916	—	1,103,916
Stock option exercises & restricted stock vestings
Capital in excess of par value	$48,470	$(1,671)	$46,799
Treasury Stock	2	1,671	1,673
Total Equity	48,479	—	48,479
Balance – June 30, 2015
Capital in excess of par value	$555,307	$(10,282)	$545,025
Treasury Stock	(1,034,726)	10,282	(1,024,444)
Total Equity	1,127,690	—	1,127,690

NOTE 2 - INVENTORIES

Inventories, by component, consisted of:

	June 30,	December 31,
	2016	2015

Raw materials	$98,202	$91,214
Work in process	105,275	90,625
Finished goods	122,247	113,073
Total	$325,724	$294,912

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2015 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$164,590	$129,360	$16,290	$1,615	$311,855
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2015	$164,590	$129,360	$16,290	$—	$310,240
Acquisition	50,132	55,837	—	—	105,969
Foreign currency exchange effects	1,780	3,643	113	—	5,536
Goodwill	$216,502	$188,840	$16,403	$1,615	$423,360
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2016	$216,502	$188,840	$16,403	$—	$421,745

The table below shows a summary of intangible assets as of June 30, 2016 and December 31, 2015.

		June 30, 2016			December 31, 2015

Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.1	$15,647	$(15,621)	$26	$15,358	$(15,330)	$28
Acquired technology	14.9	43,949	(9,104)	34,845	32,030	(7,475)	24,555
Customer relationships	11.8	65,239	(4,125)	61,114	6,406	(1,493)	4,913
License agreements and other	7.3	22,933	(15,375)	7,558	21,222	(19,189)	2,033
Total intangible assets	10.8	$147,768	$(44,225)	$103,543	$75,016	$(43,487)	$31,529

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2016 and 2015 was $2,749 and $1,085, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2016 and 2015 was $4,235 and $2,166, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2016	$5,082	(remaining estimated amortization for 2016)
2017	10,079
2018	10,083
2019	9,883
2020 and thereafter	68,416

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2016.

NOTE 4 — INCOME TAX UNCERTAINTIES

The Company had approximately $8.3 and $7.9 million recorded for income tax uncertainties as of June 30, 2016 and December 31, 2015, respectively.  Increases were primarily due to a tax audit in France and currency fluctuations.  These were partially offset by the lapse of the statute of limitations in two jurisdictions.  The amount, if recognized, that would impact the effective tax rate is $8.3 and $7.9 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $6.3 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

At June 30, 2016, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$15,670	$—	$15,670
Senior unsecured notes 6.0%, due in 2016	50,000	—	50,000
Senior unsecured notes 6.0%, due in 2018	75,000	50	74,950
Senior unsecured notes 3.8%, due in 2020	84,000	135	83,865
Senior unsecured notes 3.2%, due in 2022	75,000	151	74,849
Senior unsecured notes 3.5%, due in 2023	125,000	274	124,726
Senior unsecured notes 3.4%, due in 2024	50,000	111	49,889
Senior unsecured notes 3.5%, due in 2024	100,000	274	99,726
Senior unsecured notes 3.6%, due in 2025	125,000	284	124,716
Senior unsecured notes 3.6%, due in 2026	125,000	284	124,716
Capital lease obligations	1,932	—	1,932
	$826,602	$1,563	$825,039
Current maturities of long-term obligations	(53,344)	—	(53,344)
Total long-term obligations	$773,258	$1,563	$771,695

At December 31, 2015, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 14.50%, due in monthly and annual installments through 2025	$3,785	$—	$3,785
Senior unsecured notes 6.0%, due in 2016	50,000	5	49,995
Senior unsecured notes 6.0%, due in 2018	75,000	63	74,937
Senior unsecured notes 3.8%, due in 2020	84,000	150	83,850
Senior unsecured notes 3.2%, due in 2022	75,000	163	74,837
Senior unsecured notes 3.5%, due in 2023	125,000	293	124,707
Senior unsecured notes 3.4%, due in 2024	50,000	118	49,882
Senior unsecured notes 3.5%, due in 2024	100,000	293	99,707
Senior unsecured notes 3.6%, due in 2025	125,000	298	124,702
Senior unsecured notes 3.6%, due in 2026	125,000	298	124,702
Capital lease obligations	1,628	—	1,628
	$814,413	$1,681	$812,732
Current maturities of long-term obligations	(51,889)	(5)	(51,884)
Total long-term obligations	$762,524	$1,676	$760,848

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $52,691, $2,546, $77,547, $1,918 and $85,794 and $604,174 thereafter.

NOTE 6 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2016	2015	2016	2015

Service cost	$2,260	$2,504	$1,163	$1,139
Interest cost	1,694	1,589	482	412
Expected return on plan assets	(2,117)	(1,897)	(556)	(447)
Amortization of net loss	821	1,351	393	418
Amortization of prior service cost	—	—	89	64
Net periodic benefit cost	$2,658	$3,547	$1,571	$1,586

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2016	2015	2016	2015

Service cost	$4,520	$5,008	$2,301	$2,299
Interest cost	3,388	3,178	955	832
Expected return on plan assets	(4,235)	(3,795)	(1,101)	(902)
Amortization of net loss	1,642	2,702	777	843
Amortization of prior service cost	—	—	176	129
Net periodic benefit cost	$5,315	$7,093	$3,108	$3,201

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we contributed $10.0 million to our domestic defined benefit plans during the first quarter of 2016. The Company also expects to contribute approximately $5.0 million to our foreign defined benefit plans in 2016, and as of June 30, 2016, we have contributed approximately $1.2 million.

NOTE 7— ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total
Balance - December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)
Other comprehensive (loss) before reclassifications	(94,147)	—	—	(94,147)
Amounts reclassified from accumulated other comprehensive income	—	2,342	13	2,355
Net current-period other comprehensive (loss) income	(94,147)	2,342	13	(91,792)
Balance - June 30, 2015	$(136,998)	$(64,755)	$(84)	$(201,837)

Balance - December 31, 2015	$(206,725)	$(55,550)	$(72)	$(262,347)
Other comprehensive income before reclassifications	30,454	—	—	30,454
Amounts reclassified from accumulated other comprehensive income	—	1,674	13	1,687
Net current-period other comprehensive income	30,454	1,674	13	32,141
Balance - June 30, 2016	$(176,271)	$(53,876)	$(59)	$(230,206)

Reclassifications Out of Accumulated Other Comprehensive Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended June 30,	2016	2015

Defined Benefit Pension Plans
Amortization of net loss	$1,214	$1,769	(a)
Amortization of prior service cost	89	64	(a)
	1,303	1,833	Total before tax
	(462)	(660)	Tax benefit
	$841	$1,173	Net of tax
Other
Changes in treasury locks	$10	$9	Interest Expense
	10	9	Total before tax
	(4)	(2)	Tax benefit
	$6	$7	Net of tax
Total reclassifications for the period	$847	$1,180

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Six Months Ended June 30,	2016	2015

Defined Benefit Pension Plans
Amortization of net loss	$2,419	$3,545	(b)
Amortization of prior service cost	176	129	(b)
	2,595	3,674	Total before tax
	(921)	(1,332)	Tax benefit
	$1,674	$2,342	Net of tax
Other
Changes in treasury locks	$20	$19	Interest Expense
	20	19	Total before tax
	(7)	(6)	Tax benefit
	$13	$13	Net of tax
Total reclassifications for the period	$1,687	$2,355

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

OTHER

As of June 30, 2016, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other, $4.9 million in accounts payable and accrued liabilities and $27 thousand in deferred and other non-current liabilities in the balance sheet.  All forward exchange contracts outstanding as of June 30, 2016 had an aggregate contract amount of $111.0 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015

Derivative Contracts Not Designated		June 30,	December 31,
as Hedging Instruments	Balance Sheet Location	2016	2015

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$1,050	$1,924
Foreign Exchange Contracts	Miscellaneous other assets	—	112
		$1,050	$2,036
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$4,911	$1,152
Foreign Exchange Contracts	Deferred and other non-current liabilities	27	45
		$4,938	$1,197

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended June 30, 2016 and June 30, 2015

		Amount of (Loss)
Derivatives Not Designated	Location of (Loss) Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2016	2015
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(2,660)	$(3,301)
		$(2,660)	$(3,301)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2016 and June 30, 2015

		Amount of (Loss)
Derivatives Not Designated	Location of (Loss) Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2016	2015
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(5,066)	$(48)
		$(5,066)	$(48)

				Gross Amounts not Offset
			Net Amounts	in the Statement of
		Gross Amounts	Presented in	Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
June 30, 2016
Derivative Assets	$1,050	—	$1,050	—	—	$1,050
Total Assets	$1,050	—	$1,050	—	—	$1,050

Derivative Liabilities	$4,938	—	$4,938	—	—	$4,938
Total Liabilities	$4,938	—	$4,938	—	—	$4,938

December 31, 2015
Derivative Assets	$2,036	—	$2,036	—	—	$2,036
Total Assets	$2,036	—	$2,036	—	—	$2,036

Derivative Liabilities	$1,197	—	$1,197	—	—	$1,197
Total Liabilities	$1,197	—	$1,197	—	—	$1,197

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2016, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,050	$—	$1,050	$—
Total assets at fair value	$1,050	$—	$1,050	$—
Liabilities
Forward exchange contracts (a)	$4,938	$—	$4,938	$—
Total liabilities at fair value	$4,938	$—	$4,938	$—

As of December 31, 2015, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$2,036	$—	$2,036	$—
Total assets at fair value	$2,036	$—	$2,036	$—
Liabilities
Forward exchange contracts (a)	$1,197	$—	$1,197	$—
Total liabilities at fair value	$1,197	$—	$1,197	$—

(a)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $809 million as of June 30, 2016 and $760 million as of December 31, 2015.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2016.

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

Shares repurchased subsequent to the completion of the ASR program are immediately retired.  During the three and six months ended June 30, 2016, the Company repurchased approximately 523 thousand and 636 thousand shares for approximately $40.1 million and $48.7 million, respectively. During the three and six months ended June 30, 2015, the Company did not repurchase any shares.  As of June 30, 2016, there was $37.4 million of authorized share repurchases available to the Company.

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

Compensation expense recorded attributable to stock options for the first six months of 2016 was approximately $12.7 million ($8.5 million after tax).  The income tax benefit related to this compensation expense was approximately $4.2 million.  Approximately $11.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first six months of 2015 was approximately $12.0 million ($7.8 million after tax).  The income tax benefit related to this compensation expense was approximately $4.2 million.  Approximately $10.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $12.87 and $12.83 per share during the first six months of 2016 and 2015, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six Months Ended June 30,	2016	2015

Dividend Yield	1.8%	1.7%
Expected Stock Price Volatility	20.4%	21.9%
Risk-free Interest Rate	1.6%	1.6%
Expected Life of Option (years)	6.7	6.9

There were no grants under the Director Stock Option Plan during the second quarter of 2015 as this plan was cancelled and replaced by the Director Restricted Stock Unit Plan.

A summary of option activity under the Company’s stock plans during the six months ended June 30, 2016 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2016	8,032,030	$51.44	303,501	$56.00
Granted	1,481,180	71.17	—	—
Exercised	(920,300)	41.48	(22,167)	50.37
Forfeited or expired	(119,739)	62.02	—	—
Outstanding at June 30, 2016	8,473,171	$55.82	281,334	$56.45
Exercisable at June 30, 2016	5,670,829	$49.55	255,998	$55.44
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2016	6.5		6.4
Exercisable at June 30, 2016	5.2		6.2
Aggregate Intrinsic Value:
Outstanding at June 30, 2016	$197,495		$6,381
Exercisable at June 30, 2016	$167,719		$6,064
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2016	$31,595		$536
June 30, 2015	$23,592		$1,449

The fair value of shares vested during the six months ended June 30, 2016 and 2015 was $16.9 million and $15.8 million, respectively.  Cash received from option exercises was approximately $37.1 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $10.2 million in the six months ended June 30, 2016.  As of June 30, 2016, the remaining valuation of stock option awards to be expensed in future periods was $18.5 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of June 30, 2016, and changes during the six month period then ended, is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	RSUs	Grant-Date Fair Value	RSUs	Grant-Date Fair Value
Nonvested at January 1, 2016	66,376	$66.61	18,857	$63.10
Granted	21,754	73.45	15,745	75.56
Vested	(10,537)	62.21	(18,857)	63.10
Forfeited	(4,632)	68.00	—	—
Nonvested at June 30, 2016	72,961	$69.19	15,745	$75.56

Compensation expense recorded attributable to restricted stock unit grants for the first six months of 2016 and 2015 was approximately $1.7 million and $2.0 million, respectively.  The fair value of units vested during the six months ended June 30, 2016 and 2015 was $1.8 million and $633 thousand, respectively.  The intrinsic value of units vested during the six months ended June 30, 2016 and 2015 was $2.2 million and $732 thousand, respectively.  As of June 30, 2016, there was $2.4 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.2 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program for awards outstanding as of June 30, 2016 is expected to be approximately $5.8 million, of which $1.9 million and $483 thousand was recognized in the first half of 2016 and 2015, respectively.

NOTE 13 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$59,048	$59,048	$57,539	$57,539

Average equivalent shares
Shares of common stock	63,053	63,053	62,697	62,697
Effect of dilutive stock based compensation
Stock options	1,693	—	1,550	—
Restricted stock	39	—	29	—
Total average equivalent shares	64,785	63,053	64,276	62,697
Net income per share	$0.91	$0.94	$0.90	$0.92

	Six Months Ended
	June 30, 2016		June 30, 2015
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$102,911	$102,911	$102,710	$102,710

Average equivalent shares
Shares of common stock	62,888	62,888	62,496	62,496
Effect of dilutive stock based compensation
Stock options	2,128	—	2,075	—
Restricted stock	47	—	32	—
Total average equivalent shares	65,063	62,888	64,603	62,496
Net income per share	$1.58	$1.64	$1.59	$1.64

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Sales:
Beauty + Home	$345,894	$324,742	$664,764	$659,536
Pharma	191,038	183,300	374,173	361,969
Food + Beverage	89,087	92,122	174,483	174,042
Total Sales	626,019	600,164	1,213,420	1,195,547
Less: Intersegment Sales:
Beauty + Home	$5,573	$5,617	$10,107	$10,997
Pharma	4	—	4	—
Food + Beverage	443	272	972	464
Total Intersegment Sales	$6,020	$5,889	$11,083	$11,461
Net Sales:
Beauty + Home	$340,321	$319,124	$654,657	$648,539
Pharma	191,034	183,300	374,169	361,969
Food + Beverage	88,644	91,851	173,511	173,578
Net Sales	$619,999	$594,275	$1,202,337	$1,184,086
Segment Income (1):
Beauty + Home	$30,547	$27,193	$54,075	$50,569
Pharma	58,597	55,462	111,833	107,463
Food + Beverage	13,593	14,991	22,876	24,041
Corporate & Other	(9,636)	(3,801)	(27,831)	(14,961)
Income before interest and taxes	$93,101	$93,845	$160,953	$167,112
Interest expense, net	(8,743)	(8,090)	(16,750)	(13,662)
Income before income taxes	$84,358	$85,755	$144,203	$153,450

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

Note 15 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damages to AptarGroup’s facility in Annecy, France on June 25, 2016.  There were no reported injuries.  The cause of the fire is under investigation and was contained to one of three production units. Aptar Annecy supplies anodized aluminum components for certain AptarGroup dispensing systems.  While repairs are underway, AptarGroup will source from its network of suppliers as well as from its anodizing facility in Brazil.  AptarGroup is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results.  Costs, including the write-off of damaged fixed assets and inventory along with labor and other direct costs related to fire, of $0.6 million were incurred during the quarter.  These costs have been reported within the Condensed Consolidated Statements of Income and have been offset by the expected insurance proceeds within the same financial statement line items as the losses.

As we are still in the investigation phase, we have only established an insurance receivable for known losses for which we believe insurance reimbursement is probable.  In many cases, our insurance coverage exceeds the amount of these covered losses, but no gain contingencies have been recognized as our ability to realize those gains remains uncertain for financial reporting purposes.

A separate fire caused damage to the roof and production area of one of the Company’s facilities in Brazil in September 2014. There were no injuries. The facility is primarily an internal supplier of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets.  Repairs of the facility were essentially completed in the fourth quarter 2015.  AptarGroup is insured for the damages caused by the fire, including business interruption insurance. While the Company is still in the process of reviewing claims with our insurance carriers, we have a $1.8 million receivable related to costs incurred but not yet reimbursed, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet. This incident did not have a material impact on our financial results during the first six months of either 2016 or 2015 and we expect to reach a final insurance settlement during 2016.

NOTE 16 – ACQUISITIONS

On February 29, 2016, the Company completed its acquisition of MegaPlast GmbH and its subsidiaries along with Megaplast France S.a.r.l and Mega Pumps L.P. (Mega Airless).  Mega Airless is a leading provider of innovative all-plastic airless dispensing systems for the beauty, personal care and pharmaceutical markets and operates two manufacturing facilities in Germany and one in the United States.  The purchase price paid for Mega Airless was approximately $223.2 million ($203.0 million net of cash received) and was funded by cash on hand and borrowings on our revolving line of credit.

Mega Airless contributed sales of $18.4 million and pretax income of $1.8 million for the three months ended June 30, 2016.  For the six months ended June 30, 2016 Mega reported sales of $24.6 million and no 2016 pretax income due to a purchase accounting adjustment of $2.6 million related to the inventory fair value adjustment.  The results of the acquired business from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Beauty + Home and Pharma reporting segments.

For the six months ended June 30, 2016, we recognized $5.6 million in transaction costs related to the acquisition of Mega Airless.  These costs are reflected in the selling, research & development and administrative section of the Condensed Consolidated Statements of Income.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.  If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company may refine its estimates of fair value to allocate the purchase price more accurately.

February 29, 2016
Assets
Cash and equivalents	$20,197
Accounts receivable	8,275
Inventories	8,373
Prepaid and other	378
Property, plant and equipment	47,768
Goodwill	105,969
Intangible assets	72,106
Other miscellaneous assets	8
Liabilities
Current maturities of long-term obligations	319
Accounts payable and accrued liabilities	7,398
Long-term obligations	13,402
Deferred income taxes	18,774
Net assets acquired	$223,181

During the quarter ended June 30, 2016 we continued to obtain information to refine estimated fair values.  As a result of the additional information the significant adjustments to the carrying amounts were as follows:

•	property, plant and equipment and intangible assets were increased by $0.6 million and $4.1 million, respectively
•	deferred income tax liabilities increased by $1.0 million
•	goodwill decreased by $3.7 million

The measurement period adjustments did not result in a significant adjustment to depreciation and amortization expense for the three or six months ended June 30, 2016.

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset
Customer relationships	11	$57,120
Technology	15	10,838
Trademark	4	4,148
Total		$72,106

Based on the initial calculations, goodwill in the amount of $106.0 million was recorded for the acquisition of Mega Airless, of which $50.1 million and $55.9 million is included in the Beauty + Home and Pharma segments, respectively.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill largely consists of leveraging the Company’s commercial presence in selling the Mega Airless line of products in markets where Mega Airless did not previously operate and the ability of Mega Airless to maintain its competitive advantage from a technical viewpoint.  Goodwill will not be amortized, but will be tested for impairment at least annually.  We do not expect any of the goodwill will be deductible for tax purposes.

The unaudited pro forma results presented below include the effects of the Mega Airless acquisition as if it had occurred as of January 1, 2015.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory.  The 2016 pro forma earnings were adjusted to exclude $4.2 million after tax ($5.6 million pretax) of transaction costs, including consulting, legal, and advisory fees.  The 2016 pro forma earnings were also adjusted to exclude $1.7 million after tax ($2.6 million pretax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.  The 2015 pro forma earnings were adjusted to include these adjustments.

The pro forma results do not include any synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
($ millions)	2016	2015	2016	2015

Net Sales	$620	$612	$1,212	$1,219
Net Income Attributable to AptarGroup Inc.	60	58	110	97
Net Income per common share — basic	0.94	0.93	1.74	1.55
Net Income per common share — diluted	0.92	0.91	1.68	1.50

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	62.9	63.1	63.5	64.3
Selling, research & development and administrative	15.5	15.0	16.6	15.6
Depreciation and amortization	6.5	5.8	6.3	5.8
Operating income	15.1	16.1	13.6	14.3
Other expense	(1.5)	(1.7)	(1.6)	(1.3)
Income before income taxes	13.6	14.4	12.0	13.0
Net Income	9.5	9.7	8.6	8.7
Effective tax rate	30.0%	32.9%	28.6%	33.1%

NET SALES

We reported net sales of $620.0 million for the second quarter ended June 30, 2016, which represents a 4% increase compared to $594.3 million reported during the second quarter of 2015. The average U.S. dollar exchange rate strengthened compared to all major currencies impacting our business except the Euro, resulting in a negative currency translation impact of 2%.  The acquisition of Mega Airless positively impacted sales by 3%.  Therefore core sales, which exclude acquisitions and changes in foreign currency rates, increased by 3% in the second quarter of 2016 compared to the second quarter of 2015.  Core sales were also negatively impacted by 1% due to lower tooling sales and the pass through of lower resin costs in our pricing.  Strong product sales in our Beauty + Home and Pharma segments were offset by softness in our Food + Beverage segment:

Second Quarter 2016	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	4%	3%	(1)%	3%
Acquisitions	5%	1%	—%	3%
Currency Effects (1)	(2)%	—%	(2)%	(2)%
Total Reported Net Sales Growth	7%	4%	(3)%	4%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For the first six months of 2016, we reported net sales of $1.20 billion, 2% above the first six months of 2015 reported net sales of $1.18 billion.  The average U.S. dollar exchange rate was flat compared to the Euro but strengthened compared to all other major currencies impacting our business, resulting in a negative currency translation impact of 2%.  The acquisition of Mega Airless positively impacted sales by 2%.  Therefore, core sales for the first six months of 2016 increased by 2% compared to the first six months of 2015.  Core sales were also negatively impacted by 2% due to lower tooling sales and the pass through of lower resin costs in our pricing:

First Six Months of 2016	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	1%	4%	3%	2%
Acquisitions	4%	1%	—%	2%
Currency Effects (1)	(4)%	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	1%	3%	—%	2%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment income on the following pages.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total

Domestic	$160,860	26%	$158,749	27%	$322,255	27%	$318,827	27%
Europe	353,856	57%	328,680	55%	683,823	57%	660,951	56%
Latin America	58,345	9%	54,208	9%	106,237	9%	107,124	9%
Asia	46,938	8%	52,638	9%	90,022	7%	97,184	8%

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales decreased to 62.9% in the second quarter of 2016 compared to 63.1% in the second quarter of 2015. The decrease is partially due to lower material costs and mix of sales within our business segments.   Tooling sales were approximately $7.0 million lower in the second quarter of 2016 compared to the prior year. Sales of custom tooling typically generates lower margins than product sales, thus positively impacting cost of sales as a percentage of sales.   Prior year COS as a percentage of net sales is positively impacted by a $7.4 million change in accounting principle related to inventory valuation methods discussed in Note 1 to the Unaudited Notes to Condensed Consolidated Financial Statements.  Such gains were absent in the current year.

Cost of sales as a percent of net sales decreased to 63.5% in the first six months of 2016 compared to 64.3% in the same period a year ago.  The decrease is mainly due to the mix of sales across our different business segments as sales in our Pharma segment drove a higher percentage of overall sales.  This positively impacts our COS percentage as margins on our pharmaceutical products typically are higher than the overall Company average.  Also, tooling sales were approximately $11.2 million lower in the first six months of 2016 compared to the prior year, which leads to a lower COS percentage as discussed above.  2016 results include $2.6 million of incremental costs due to a purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory while 2015 results were positively impacted by the $7.4 million change in accounting principle related to inventory valuation methods in the prior year.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $6.8 million in the second quarter of 2016 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $7.9 million in the quarter. $2.5 million of this increase is due to the incremental operating expenses related to the Mega Airless acquisition.  We also incurred higher information technology costs associated with our ongoing enterprise resource planning system implementation, and general increases in compensation expense, including stock-based compensation.  Due to these higher costs, SG&A as a percentage of net sales increased to 15.5% compared to 15.0% in the same period of the prior year.

SG&A increased by approximately $13.6 million to $199.1 million in the first six months of 2016 compared to $185.5 million during the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $18.5 million in the first six months of the year.  The increase is mainly due to transaction costs of $5.6 million related to the Mega Airless acquisition, along with $3.2 million of Mega Airless operational expenses, higher information technology costs associated with our ongoing enterprise resource planning system implementation, and general increases in compensation expense as mentioned above.  SG&A as a percentage of net sales increased to 16.6% in the first six months of 2016 compared to 15.6% in the first six months of 2015.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $6.2 million in the second quarter of 2016 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $6.4 million in the quarter compared to the same period a year ago. The increase is mainly due to $4.3 million of incremental depreciation and amortization related to the Mega Airless acquisition, our continued investments in new products and the roll-out of our global enterprise resource planning system. Due to these higher expenses, depreciation and amortization as a percentage of net sales increased to 6.5% in the second quarter of 2016 compared to 5.8% for the same period a year ago.

For the first six months of 2016, reported depreciation and amortization expenses increased by approximately $8.1 million to $76.3 million compared to $68.2 million in the first half of 2015.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $9.4 million in the first six months of 2016.  As discussed above, the increase is mainly due to $5.7 million of incremental depreciation and amortization related to the Mega Airless acquisition along with our investments in new products and the roll-out of our global enterprise resource planning system.  Depreciation and amortization as a percentage of net sales also increased to 6.3% compared to 5.8% for the same period a year ago.

OPERATING INCOME

Operating income decreased approximately $1.9 million in the second quarter of 2016 to $93.6 million compared to $95.5 million in the same period in the prior year.  Excluding changes in foreign currency rates and the $7.4 million change in accounting principle related to inventory valuation methods mentioned above, operating income increased by approximately $6.1 million in the quarter compared to the same period a year ago.  Strong core sales growth in our Beauty + Home and Pharma segments was offset by softness in the Food + Beverage segment along with higher SG&A and depreciation and amortization costs.  As reported, operating income as a percentage of net sales decreased to 15.1% in the second quarter of 2016 compared to 16.1% for the same period in the prior year.

Operating income decreased approximately $6.3 million to $162.8 million in the first six months of 2016 compared to $169.1 million in the same period in the prior year.  Excluding changes in currency rates and the $7.4 million change in accounting principle related to inventory valuation methods, operating income increased by approximately $3.4 million in the first six months of 2016.  As mentioned above, strong sales growth was offset by higher fixed costs along with $5.6 million of Mega Airless acquisition costs and a $2.6 million purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory which was purchased and subsequently sold during the quarter.  Operating income as a percentage of sales decreased to 13.6% in the first six months of 2016 compared to 14.3% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the second quarter of 2016 decreased to $9.3 million from $9.8 million in the same period in the prior year. This is due to lower foreign exchange costs on our forward exchange contracts as we experienced less exchange rate volatility in certain countries during the second quarter 2016 compared to the same period in 2015.

Net other expenses for the six months ended June 30, 2016 increased to $18.6 million from $15.7 million in the same period in the prior year.  We recognized lower interest income and higher interest expense as we funded our Mega Airless acquisition with cash on hand and borrowings on our revolving line of credit.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 30.0% for the three months ended June 30, 2016 compared to 32.9% for the same period ended June 30, 2015. The reported effective tax rate also decreased to 28.6% for the six months ended June 30, 2016 compared to 33.1% for the six months ended June 30, 2015.  The decrease in the rate for the three months ended June 30, 2016 is primarily attributable to a reduction in the French corporate tax rate along with higher investment tax incentives.  The decrease in the rate for the six months ended June 30, 2016 is attributable to both the reduction in the French corporate tax rate and higher investment tax incentives as well as from the recognition of benefits associated with refunds in France pursuant to a finalized court ruling.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $59.0 million and $102.9 million in the three and six months ended June 30, 2016, respectively, compared to $57.5 million and $102.7 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$340,321	$319,124	$654,657	$648,539
Segment Income	30,547	27,193	54,075	50,569
Segment Income as a percentage of Net Sales	9.0%	8.5%	8.3%	7.8%

Net sales for the quarter ended June 30, 2016 increased 7% to $340.3 million compared to $319.1 million in the second quarter of the prior year.  The Mega Airless acquisition positively impacted net sales by 5% in the second quarter of 2016 while changes in currency rates negatively impacted net sales by 2%.  Therefore, core sales increased 4% in the second quarter of 2016 compared to the same quarter of the prior year.  Core sales growth to the beauty and home care markets of 12% and 7%, respectively, more than offset a core sales decline in the personal care market of 5% in the second quarter of 2016 compared to the same period in the prior year.  We saw some markets begin to recover in Europe during the second quarter of 2016, with Beauty showing positive growth in the fragrance and facial skin care applications.  Strong sales in Latin America continued into the second quarter as we experienced broad based demand for our products. The pass-through of resin costs was not significant in the second quarter of 2016 compared to the same period in 2015.  We also experienced $2.9 million lower tooling sales over the prior year mainly impacting the personal care market.

Net sales increased 1% in the first six months of 2016 to $654.7 million compared to $648.5 million in the first six months of the prior year.  The Mega Airless acquisition positively impacted net sales by 4% in the first six months of 2016 while changes in currency rates negatively impacted net sales by 4%.  Therefore, core sales increased 1% in the first six months of 2016 compared to the same period in the prior year.  Core sales growth to the beauty and home care markets of 8% and 3%, respectively, more than offset a core sales decline in the personal care market of 5% in the first six months of 2016 compared to the same period in the prior year.  The growth in the beauty market is mainly driven by increased sales of our sampling and promotion products in Europe and Northeast Asia along with stronger sales of our products to the fragrance markets in Europe and Latin America.  Tooling and the pass-through of resin costs negatively impacted sales for the first six months of 2016 by $3.1 million and $2.9 million, respectively.

Segment income in the second quarter of 2016 increased 12% to $30.5 million compared to $27.2 million reported in the same period in the prior year.  Profitability continued to increase year over year as volumes were positively impacted in Latin America with broad based demand for our products.  Likewise, our product mix also improved and we continue to focus on improving our cost structure with operational and material cost savings initiatives.

Segment income in the first six months of 2016 increased approximately 7% to $54.1 million compared to $50.6 million reported in the same period in the prior year.  The increase compared to the prior year is mostly due to improved sales volumes and the mix of products as we realized increased demand for our beauty applications.  Segment income was offset by $2.2 million of a purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the first quarter.  We also continue to focus on operational and material cost savings initiatives.

PHARMA SEGMENT

Operations that sell dispensing systems primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$191,034	$183,300	$374,169	$361,969
Segment Income	58,597	55,462	111,833	107,463
Segment Income as a percentage of Net Sales	30.7%	30.3%	29.9%	29.7%

Net sales for the Pharma segment increased by 4% in the second quarter of 2016 to $191.0 million compared to $183.3 million in the second quarter of 2015.  Excluding a 1% positive effect of the Mega Airless acquisition, sales increased by 3% in the second quarter of 2016 compared to the second quarter of 2015.  Changes in foreign currency rates did not impact total segment sales during the quarter.  All three markets reported sales increases during the quarter with core sales to the prescription, consumer health care and injectables markets increasing 1%, 3% and 8%, respectively.  The growth during the second quarter of 2016 was mainly driven by strong sales of our products used on allergic rhinitis treatments as well as increased sales of products to our nasal saline, eye care and injectable customers, which more than offset weaker sales of our products to other markets as we experienced inventory destocking at a few key customers.  Tooling sales declined by $3.0 million over the prior year, mainly impacting the prescription market.

Net sales for the first six months of 2016 increased approximately 3% to $374.2 million compared to $362.0 million in the first six months of the prior year.  The Mega Airless acquisition positively impacted net sales by 1% in the first six months of 2016 while changes in currency rates negatively impacted net sales by 2%.  Therefore, core sales increased 4% in the first six months of 2016 compared to the same six months of 2015.  Core sales of our products to the prescription, consumer health care and injectables markets increased 5%, 1% and 6%, respectively, in the first six months of 2016 compared to the same period in the prior year.  As discussed above, growth in the first six months of 2016 was mainly driven by strong sales of products to our allergic rhinitis, eye care and injectable customers.  Tooling sales declined by $5.1 million over the prior year.

Segment income in the second quarter of 2016 increased 6% to $58.6 million compared to $55.5 million reported in the same period in the prior year. The increase compared to the prior year is due to the additional product sales volumes discussed above along with cost savings initiatives and favorable product mix within the segment.

Segment income in the first six months of 2016 increased approximately 4% to $111.8 million compared to $107.5 million reported in the same period of the prior year.  This increase is again due to the additional product sales volumes discussed above along with favorable product mix within the segment.  Cost savings initiatives partially offset costs related to an enterprise resource system implementation and the impact of a purchase accounting adjustment of $0.4 million related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the first quarter.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$88,644	$91,851	$173,511	$173,578
Segment Income	13,593	14,991	22,876	24,041
Segment Income as a percentage of Net Sales	15.3%	16.3%	13.2%	13.9%

Net sales for the quarter ended June 30, 2016 decreased approximately 3% to $88.6 million compared to $91.9 million in the second quarter of the prior year. Changes in foreign currency rates had a negative impact of 2% on the total segment sales. Therefore, core sales decreased by 1% in the second quarter of 2016 compared to the second quarter of 2015.  The pass-through of lower resin costs and lower tooling sales negatively impacted sales in the second quarter of 2016 by $1.0 million and $1.1 million, respectively, which represents a 2% decrease in the 2016 second quarter sales compared to the same period in 2015.  Core sales to the food market increased 6% while core sales to the beverage market decreased 9% in the second quarter of 2016 compared to the same period in the prior year.  During the second quarter of 2016, we experienced a decreased in demand from both food and beverage customers in Asia.  Sales of our products to the food market increased with strong demand from the dairy and spreads, jelly and honey application fields along with continued growth in the salad dressing and infant formula application fields.  For the beverage market, strong sales of products to our bottled water customers in North America and Latin America were offset by softness in the Asian functional drink applications.

Net sales for the first six months of 2016 decreased slightly from $173.6 million to $173.5 million when compared to the first six months of 2015.  Changes in foreign currency rates had a negative impact of 3% on the total segment sales.  Core sales increased by 3% in the first six months of 2016 compared to the first six months of 2015.  Core sales to the food market increased 6% while sales to the beverage market decreased 1% in the first six months of 2016 compared to the same period in the prior year.  As discussed above, food sales were driven by strong sales to the infant formula, dairy and spreads, jelly and honey application fields.  Sales of our products used on bottled water were strong but were offset by lower sales of our products used on functional drinks.   Decreases in resin pass-throughs and lower tooling sales of $3.9 million and $3.0 million, respectively, also negatively impacted sales by 4% for the first six months of 2016.

Segment income in the second quarter of 2016 decreased approximately 9% to $13.6 million compared to $15.0 million reported in the same period of the prior year. The increase in sales to the food market and cost savings initiatives were not able to offset the shortfall in the beverage market.  Lower demand led to lower operating performance in Asia along with a negative impact due to the mix of products sold during the second quarter of 2016 compared to the same period in 2015.

Segment income in the first six months of 2016 decreased approximately 5% to $22.9 million compared to $24.0 million reported in the same period of the prior year.  As discussed above, lower demand in our Asian region led to lower operating performance and a negative product mix impact.  Tooling and resin had little impact on the results.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense increased to $9.6 million for the quarter ended June 30, 2016 compared to $3.8 million in the second quarter of the prior year due to a favorable $7.4 million change in accounting principle related to our inventory valuation method in the prior year.  Excluding the impact of this change in accounting principle, expenses for the second quarter 2016 would be $1.6 million lower than second quarter 2015 as a result of higher professional fees and other expenses associated with our legal entity reorganization project in the prior year.

Corporate & Other expense in the first six months of 2016 increased to $27.8 million compared to $15.0 million reported in the same period of the prior year.  Excluding the impact of the change in inventory valuation accounting principle of $7.4 million discussed above, Corporate & Other expense would have increased $5.4 million in the first six months of 2016 compared to the first six months of 2015.  This increase is due to $5.6 million of transaction costs related to the Mega Airless acquisition reported in the first quarter of 2016.

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries.  Our primary foreign exchange exposure is to the Euro, but we also have foreign exchange exposure to the Chinese Yuan, Brazilian Real, Mexican Peso, Swiss Franc and other Asian, European and South American currencies.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.  Changes in exchange rates on such inter-country sales could materially impact our results of operations.  As sales denominated in British Pounds represent less than 1% of our total sales in 2016, we don’t anticipate that the United Kingdom’s vote to withdraw from the European Union will have a material foreign currency translation impact on our operations.

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December.  In the future, our results of operations in a quarterly period could be impacted by factors such as the seasonality of certain products within our segments, changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the markets to which our products are sold, recognition of equity based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our stock option expense on a pre-tax basis (in $ millions) for the year 2016 compared to 2015 is as follows:

	2016	2015
First Quarter	$8.9	$8.8
Second Quarter	3.8	3.2
Third Quarter (estimated for 2016)	3.5	3.0
Fourth Quarter (estimated for 2016)	3.1	2.9
	$19.3	$17.9

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first six months of 2016, our operations provided approximately $86.1 million in cash flow compared to $140.2 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The decrease in cash provided by operations is primarily attributable to an increase in working capital requirements to support our business along with the timing of our $10 million contribution to our domestic defined benefit plans.

We used $231.2 million in cash for investing activities during the first six months of 2016 compared to $125.9 million during the same period a year ago. The increase is due primarily to the Mega Airless acquisition of $203.0 million, net of cash received. Our 2016 estimated cash outlays for capital expenditures are expected to be approximately $155 million, including $10 million related to the expansion of our elastomer component capacity in North America, but could vary due to changes in exchange rates as well as the timing of capital projects.

Proceeds from financing activities were $14.7 million in the first six months of 2016 compared to a use of $5.9 million during the same period a year ago.  For 2016, proceeds from notes payable were used to partially finance the acquisition of Mega Airless and to repurchase and retire common stock.  Proceeds from stock option exercises were approximately the same amount as the cash paid to shareholders in dividends during 2016.

Cash and equivalents decreased to $361.7 million at June 30, 2016 from $489.9 million at December 31, 2015 mainly due to the remaining cash portion of the Mega Airless acquisition price not covered by debt financing.  Total short and long-term interest bearing debt increased in the first six months of 2016 to $890.6 million from $817.8 million at December 31, 2015 also primarily due to financing the Mega Airless acquisition.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 29.6% at June 30, 2016 compared to 20.6% at December 31, 2015.

The Company maintains a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio. At June 30, 2016, we had an outstanding balance of $55 million under the credit facility.  There was no outstanding balance at December 31, 2015. We incurred approximately $370 thousand and $701 thousand in interest and fees related to this credit facility during the six months ended June 30, 2016 and 2015, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2016
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.25 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	13.02 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $361.7 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay income tax on those funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 5% and 10% of the repatriated amount.

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

On July 13, 2016, the Board of Directors declared a quarterly cash dividend of $0.30 per share payable on August 17, 2016 to stockholders of record as of July 27, 2016.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  As discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements, no Standards that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements were effective for the first half of 2016.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016.  Subsequent to the initial standards, the FASB has also issued several Accounting Standards Updates (“ASUs”) to clarify specific revenue recognition topics. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

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

In June 2016, the FASB issued guidance that changes the accounting for measurement of credit losses on financial instruments. The guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2019.  The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Diversity of our business continues to play an important role by providing stable, long-term growth for our company.  Looking to the third quarter, while we expect continued weakness in the Asian beverage market, we are expecting growth in other markets and our level of project dialog with our customers across each segment remains high.  We’re also very excited to be investing in our elastomer capacity for the U.S. market and look forward to that capacity being validated by customers in the first half of 2017.

AptarGroup expects earnings per share for the third quarter, excluding any potential impacts of the timing of costs incurred and the related insurance reimbursements associated with the Aptar Annecy facility fire, to be in the range of $0.79 to $0.84 per share compared to $0.83 per share reported in the prior year.  Assuming a comparable foreign currency exchange rate environment, comparable earnings per share for the prior year were approximately $0.81.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	the possible impact and consequences of the fire at the Company’s facility in Annecy, France;
•	the ability to integrate the acquired Mega Airless business;
•	economic conditions worldwide, including the United Kingdom’s vote to withdraw from the European Union and other potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates;
•	changes in customer and/or consumer spending levels;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	loss of one or more key accounts
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to successfully implement facility expansions and new facility projects;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war, terrorism or social unrest;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of June 30, 2016 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2016.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc / Euro	$61,094	0.9142	60,085-61,094
Euro / Brazilian Real	11,318	4.6683	11,318-11,318
Euro / Indian Rupee	10,822	80.7146	9,744-10,822
Euro / US Dollar	7,667	1.1255	7,667-9,189
Euro / Colombian Peso	3,308	3,860.0620	3,308-3,308
British Pound / Euro	2,809	1.2741	1,094-2,809
Czech Koruna / Euro	2,607	0.0369	2,607-2,663
US Dollar / Euro	2,135	0.8862	1,395-10,307
Euro / Thai Baht	2,078	37.7826	2,078-2,078
US Dollar / Chinese Yuan	1,800	6.6246	0-1,800
Euro / Indonesian Rupiah	1,800	18,425.0000	1,800-1,800
Euro / Mexican Peso	1,175	20.8071	978-1,175
Colombian Peso / Euro	929	0.0003	0-929
Other	1,888
Total	$111,430

As of June 30, 2016, the Company has recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other, $4.9 million in accounts payable and accrued liabilities and $27 thousand in deferred and other non-current liabilities in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2016, the Company implemented enterprise resource planning (“ERP”) systems at one operating facility.  Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP system.  The Company is also in the process of reviewing the internal control structure of Mega Airless and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently acquired business.  Other than these items, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of Aptargroup UK Holdings Limited (French Branch) and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2016, the Plan purchased 8,226 shares of our common stock on behalf of the participants at an average price of $78.07 per share, for an aggregate amount of $642 thousand, and did not sell any shares of our common stock.  At June 30, 2016, the Plan owned 64,396 shares of our common stock.

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

Shares repurchased subsequent to the completion of the ASR program are immediately retired.  The Company spent $40.1 million to repurchase approximately 523 thousand shares during the second quarter of 2016.

The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2016:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

4/1 – 4/30/16	23,200	$78.47	23,200	$75.7
5/1 – 5/31/16	300,000	76.06	300,000	52.8
6/1 – 6/30/16	200,000	77.09	200,000	37.4
Total	523,200	$76.56	523,200	$37.4

ITEM 6.  EXHIBITS

Exhibit 10.1	AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K dated May 4, 2016 (File No. 1-11846), is hereby incorporated by reference.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, filed with the SEC on August 1, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Six Months Ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2016 and 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: August 1, 2016

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K dated May 4, 2016 (File No. 1-11846), is hereby incorporated by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, filed with the SEC on August 1, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Six Months Ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income – Six Months Ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2016 and 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.