Form 10-Q
period 2016-09-30
APTARGROUP INC
filed 2016-11-04
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $.01 par value per share	62,691,462 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2016

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$589,729	$586,290	$1,792,066	$1,770,376
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	381,041	381,424	1,145,107	1,142,681
Selling, research & development and administrative	86,695	81,370	285,841	266,869
Depreciation and amortization	39,667	35,439	115,944	103,664
	507,403	498,233	1,546,892	1,513,214
Operating Income	82,326	88,057	245,174	257,162

Other (Expense) Income:
Interest expense	(8,753)	(8,948)	(26,547)	(25,446)
Interest income	715	1,762	1,759	4,598
Equity in results of affiliates	(15)	(209)	(187)	(735)
Miscellaneous, net	728	(1,285)	(995)	(2,752)
	(7,325)	(8,680)	(25,970)	(24,335)

Income before Income Taxes	75,001	79,377	219,204	232,827

Provision for Income Taxes	21,901	26,115	63,187	76,925

Net Income	$53,100	$53,262	$156,017	$155,902

Net (Income) Loss Attributable to Noncontrolling Interests	$(2)	$(15)	$(8)	$55

Net Income Attributable to AptarGroup, Inc.	$53,098	$53,247	$156,009	$155,957

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.84	$0.85	$2.48	$2.49
Diluted	$0.82	$0.83	$2.40	$2.41

Average Number of Shares Outstanding:
Basic	62,858	62,886	62,878	62,627
Diluted	64,690	64,454	64,989	64,609

Dividends per Common Share	$0.30	$0.28	$0.90	$0.84

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Income	$53,100	$53,262	$156,017	$155,902
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	13,792	(20,883)	44,239	(115,030)
Changes in treasury locks, net of tax	6	6	19	19
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	58	42	174	127
Amortization of net loss included in net income, net of tax	779	1,132	2,337	3,389
Total defined benefit pension plan, net of tax	837	1,174	2,511	3,516
Total other comprehensive income (loss)	14,635	(19,703)	46,769	(111,495)
Comprehensive Income	67,735	33,559	202,786	44,407
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(1)	(7)	—	63
Comprehensive Income Attributable to AptarGroup, Inc.	$67,734	$33,552	$202,786	$44,470

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and equivalents	$432,737	$489,901
Short-term investments	—	29,816
	432,737	519,717
Accounts and notes receivable, less allowance for doubtful accounts of $3,363 in 2016 and $2,710 in 2015	463,472	391,571
Inventories	322,028	294,912
Prepaid and other	83,974	88,794
	1,302,211	1,294,994
Property, Plant and Equipment:
Buildings and improvements	380,270	343,698
Machinery and equipment	1,998,350	1,866,627
	2,378,620	2,210,325
Less: Accumulated depreciation	(1,584,858)	(1,465,873)
	793,762	744,452
Land	24,268	20,931
	818,030	765,383
Other Assets:
Investments in affiliates	4,365	4,590
Goodwill	424,780	310,240
Intangible assets	101,959	31,529
Miscellaneous	33,537	30,309
	564,641	376,668
Total Assets	$2,684,882	$2,437,045

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	September 30,	December 31,
	2016	2015

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$138,784	$5,083
Current maturities of long-term obligations, net of unamortized debt issuance costs	3,228	51,884
Accounts payable and accrued liabilities	362,358	354,928
	504,370	411,895
Long-Term Obligations	776,766	760,848
Deferred Liabilities and Other:
Deferred income taxes	23,473	20,486
Retirement and deferred compensation plans	85,825	87,763
Deferred and other non-current liabilities	8,102	6,347
Commitments and contingencies	—	—
	117,400	114,596
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.5 and 66.7 million shares issued as of September 30, 2016 and December 31, 2015, respectively	665	667
Capital in excess of par value	544,716	495,462
Retained earnings	1,209,097	1,185,681
Accumulated other comprehensive (loss)	(215,570)	(262,347)
Less: Treasury stock at cost, 3.9 and 4.2 million shares as of September 30, 2016 and December 31, 2015, respectively	(252,857)	(270,052)
Total AptarGroup, Inc. Stockholders’ Equity	1,286,051	1,149,411
Noncontrolling interests in subsidiaries	295	295
Total Stockholders’ Equity	1,286,346	1,149,706
Total Liabilities and Stockholders’ Equity	$2,684,882	$2,437,045

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2014:	$1,740,005	$(110,045)	$862	$(1,026,117)	$498,702	$509	$1,103,916
Net income	155,957	—	—	—	—	(55)	155,902
Foreign currency translation adjustments	—	(115,022)	—	—	—	(8)	(115,030)
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	3,516	—	—	—	—	3,516
Changes in treasury locks, net of tax	—	19	—	—	—	—	19
Stock option exercises & restricted stock vestings	—	—	10	3,936	60,771	—	64,717
Cash dividends declared on common stock	(52,512)	—	—	—	—	—	(52,512)
Treasury stock purchased	—	—	—	(50,000)	50,000	—	—
Treasury stock retired	(628,481)	—	(200)	754,118	(125,437)	—	—
Non controlling interest repurchased	—	—	—	—	(476)	(148)	(624)
Balance - September 30, 2015:	$1,214,969	$(221,532)	$672	$(318,063)	$483,560	$298	$1,159,904

Balance - December 31, 2015:	$1,185,681	$(262,347)	$667	$(270,052)	$495,462	$295	$1,149,706
Net income	156,009	—	—	—	—	8	156,017
Foreign currency translation adjustments	—	44,247	—	—	—	(8)	44,239
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	2,511	—	—	—	—	2,511
Changes in treasury locks, net of tax	—	19	—	—	—	—	19
Stock option exercises & restricted stock vestings	—	—	9	17,195	58,037	—	75,241
Cash dividends declared on common stock	(56,597)	—	—	—	—	—	(56,597)
Common stock repurchased and retired	(75,996)	—	(11)	—	(8,783)	—	(84,790)
Balance - September 30, 2016:	$1,209,097	$(215,570)	$665	$(252,857)	$544,716	$295	$1,286,346

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2016	2015

Cash Flows from Operating Activities:
Net income	$156,017	$155,902
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	109,156	100,427
Amortization	6,788	3,237
Stock based compensation	17,823	17,296
Provision for (recovery of) doubtful accounts	369	(771)
Deferred income taxes	(661)	943
Defined benefit plan expense	12,632	15,434
Equity in results of affiliates	187	735
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts receivables	(54,243)	(46,820)
Inventories	(11,284)	(26,102)
Prepaid and other current assets	(14,244)	(11,277)
Accounts payable and accrued liabilities	3,491	42,285
Income taxes payable	(595)	(4,154)
Retirement and deferred compensation plan liabilities	(12,525)	(11,810)
Other changes, net	(8,597)	(3,962)
Net Cash Provided by Operations	204,314	231,363
Cash Flows from Investing Activities:
Capital expenditures	(92,366)	(106,228)
Proceeds from sale of property and equipment	1,205	8
Insurance proceeds	844	1,900
Purchase of short-term investments	—	(67,414)
Maturity of short-term investments	29,485	—
Acquisition of business, net of cash acquired	(202,985)	—
Acquisition of intangible assets	(2,491)	—
Notes receivable, net	777	611
Net Cash Used by Investing Activities	(265,531)	(171,123)
Cash Flows from Financing Activities:
Proceeds from (repayments of) notes payable	132,622	(227,911)
Proceeds from long-term obligations	5,950	225,827
Repayments of long-term obligations	(53,512)	(336)
Dividends paid	(56,597)	(52,512)
Credit facility costs	—	(1,216)
Proceeds from stock option exercises	47,563	40,253
Common stock repurchased and retired	(84,790)	—
Excess tax benefit from exercise of stock options	7,960	5,934
Net Cash Used by Financing Activities	(804)	(9,961)
Effect of Exchange Rate Changes on Cash	4,857	(15,982)
Net (Decrease) Increase in Cash and Equivalents	(57,164)	34,297
Cash and Equivalents at Beginning of Period	489,901	399,762
Cash and Equivalents at End of Period	$432,737	$434,059

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 but does not include all disclosures required by U.S. GAAP.  Accordingly, these Unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of 2015, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method.  Prior to the change, the Company utilized two methods of inventory costing: LIFO for inventories in these operating entities and FIFO for inventories in other operating entities. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company’s Condensed Consolidated Balance Sheet, provides better matching of revenues and expenses, results in uniformity across the Company’s global operations with respect to the method of inventory accounting and improves comparability with the Company’s peers.  The cumulative pre-tax effect of this change, recognized in the results of operations of the second quarter of 2015, was a gain of approximately $7.4 million and was recognized as a decrease to Cost of sales (exclusive of depreciation and amortization).  The effect of the change on Net Income Attributable to AptarGroup was approximately $4.8 million, representing approximately $0.08 per diluted share.  The change to the FIFO method was not applied retrospectively because the impact to previously issued financial statements or to the trend of reported results of operations was immaterial.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

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

RETIREMENT OF COMMON STOCK

During the first nine months of 2016, the Company repurchased and immediately retired 1.1 million shares of common stock.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The excess of purchase price over par value may be charged entirely to retained earnings or may be allocated between additional paid-in capital and retained earnings. The Company has elected to allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

NOTE 2 - INVENTORIES

Inventories, by component, consisted of:

	September 30,	December 31,
	2016	2015

Raw materials	$99,050	$91,214
Work in process	103,970	90,625
Finished goods	119,008	113,073
Total	$322,028	$294,912

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2015 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$164,590	$129,360	$16,290	$1,615	$311,855
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2015	$164,590	$129,360	$16,290	$—	$310,240
Acquisition	49,735	55,827	—	—	105,562
Foreign currency exchange effects	2,995	5,799	184	—	8,978
Goodwill	$217,320	$190,986	$16,474	$1,615	$426,395
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2016	$217,320	$190,986	$16,474	$—	$424,780

The table below shows a summary of intangible assets as of September 30, 2016 and December 31, 2015.

		September 30, 2016			December 31, 2015

Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.1	$15,812	$(15,788)	$24	$15,358	$(15,330)	$28
Acquired technology	14.9	44,496	(9,960)	34,536	32,030	(7,475)	24,555
Customer relationships	11.8	65,789	(5,599)	60,190	6,406	(1,493)	4,913
License agreements and other	6.9	23,098	(15,889)	7,209	21,222	(19,189)	2,033
Total intangible assets	10.7	$149,195	$(47,236)	$101,959	$75,016	$(43,487)	$31,529

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2016 and 2015 was $2,553 and $1,071, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2016 and 2015 was $6,788 and $3,237, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2016	$2,586	(remaining estimated amortization for 2016)
2017	12,556
2018	10,131
2019	9,930
2020 and thereafter	66,756

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2016.

NOTE 4 — INCOME TAX UNCERTAINTIES

The Company had approximately $9.1 and $7.9 million recorded for income tax uncertainties as of September 30, 2016 and December 31, 2015, respectively.  The increase is attributable to tax benefits recognized in multiple jurisdictions which are currently under examination. The Company is actively defending its positions and the final results could differ. The uncertain amounts, if recognized, that would impact the effective tax rate is $9.1 and $7.9 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $7.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

At September 30, 2016, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$20,641	$—	$20,641
Senior unsecured notes 6.0%, due in 2018	75,000	44	74,956
Senior unsecured notes 3.8%, due in 2020	84,000	128	83,872
Senior unsecured notes 3.2%, due in 2022	75,000	144	74,856
Senior unsecured notes 3.5%, due in 2023	125,000	265	124,735
Senior unsecured notes 3.4%, due in 2024	50,000	107	49,893
Senior unsecured notes 3.5%, due in 2024	100,000	265	99,735
Senior unsecured notes 3.6%, due in 2025	125,000	276	124,724
Senior unsecured notes 3.6%, due in 2026	125,000	276	124,724
Capital lease obligations	1,858	—	1,858
	$781,499	$1,505	$779,994
Current maturities of long-term obligations	(3,228)	—	(3,228)
Total long-term obligations	$778,271	$1,505	$776,766

At December 31, 2015, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 14.50%, due in monthly and annual installments through 2025	$3,785	$—	$3,785
Senior unsecured notes 6.0%, due in 2016	50,000	5	49,995
Senior unsecured notes 6.0%, due in 2018	75,000	63	74,937
Senior unsecured notes 3.8%, due in 2020	84,000	150	83,850
Senior unsecured notes 3.2%, due in 2022	75,000	163	74,837
Senior unsecured notes 3.5%, due in 2023	125,000	293	124,707
Senior unsecured notes 3.4%, due in 2024	50,000	118	49,882
Senior unsecured notes 3.5%, due in 2024	100,000	293	99,707
Senior unsecured notes 3.6%, due in 2025	125,000	298	124,702
Senior unsecured notes 3.6%, due in 2026	125,000	298	124,702
Capital lease obligations	1,628	—	1,628
	$814,413	$1,681	$812,732
Current maturities of long-term obligations	(51,889)	(5)	(51,884)
Total long-term obligations	$762,524	$1,676	$760,848

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $2,707, $3,603, $78,604, $4,686 and $85,816 and $604,226 thereafter.

NOTE 6 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2016	2015	2016	2015

Service cost	$2,261	$2,504	$1,148	$1,145
Interest cost	1,694	1,589	477	414
Expected return on plan assets	(2,118)	(1,898)	(550)	(449)
Amortization of net loss	820	1,351	388	420
Amortization of prior service cost	—	—	89	64
Net periodic benefit cost	$2,657	$3,546	$1,552	$1,594

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2016	2015	2016	2015

Service cost	$6,781	$7,512	$3,449	$3,444
Interest cost	5,082	4,767	1,432	1,246
Expected return on plan assets	(6,353)	(5,693)	(1,651)	(1,351)
Amortization of net loss	2,462	4,053	1,165	1,263
Amortization of prior service cost	—	—	265	193
Net periodic benefit cost	$7,972	$10,639	$4,660	$4,795

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we contributed $10.0 million to our domestic defined benefit plans during the first quarter of 2016. The Company also expects to contribute approximately $4.5 million to our foreign defined benefit plans in 2016, and as of September 30, 2016, we have contributed approximately $1.5 million.

NOTE 7— ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total
Balance - December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)
Other comprehensive (loss) before reclassifications	(115,022)	—	—	(115,022)
Amounts reclassified from accumulated other comprehensive income	—	3,516	19	3,535
Net current-period other comprehensive (loss) income	(115,022)	3,516	19	(111,487)
Balance - September 30, 2015	$(157,873)	$(63,581)	$(78)	$(221,532)

Balance - December 31, 2015	$(206,725)	$(55,550)	$(72)	$(262,347)
Other comprehensive income before reclassifications	44,329	—	—	44,329
Amounts reclassified from accumulated other comprehensive (loss) income	(82)	2,511	19	2,448
Net current-period other comprehensive income	44,247	2,511	19	46,777
Balance - September 30, 2016	$(162,478)	$(53,039)	$(53)	$(215,570)

Reclassifications Out of Accumulated Other Comprehensive Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended September 30,	2016	2015

Defined Benefit Pension Plans
Amortization of net loss	$1,208	$1,771	(a)
Amortization of prior service cost	89	64	(a)
	1,297	1,835	Total before tax
	(460)	(661)	Tax benefit
	$837	$1,174	Net of tax
Foreign Currency
Foreign currency gain	$(82)	$—	Miscellaneous, net
	(82)	—	Total before tax
	—	—	Tax benefit
	$(82)	$—	Net of tax
Other
Changes in treasury locks	$10	$10	Interest Expense
	10	10	Total before tax
	(4)	(4)	Tax benefit
	$6	$6	Net of tax
Total reclassifications for the period	$761	$1,180

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Nine Months Ended September 30,	2016	2015

Defined Benefit Pension Plans
Amortization of net loss	$3,627	$5,316	(b)
Amortization of prior service cost	265	193	(b)
	3,892	5,509	Total before tax
	(1,381)	(1,993)	Tax benefit
	$2,511	$3,516	Net of tax
Foreign Currency
Foreign currency gain	$(82)	$—	Miscellaneous, net
	(82)	—	Total before tax
	—	—	Tax benefit
	$(82)	$—	Net of tax
Other
Changes in treasury locks	$30	$29	Interest Expense
	30	29	Total before tax
	(11)	(10)	Tax benefit
	$19	$19	Net of tax
Total reclassifications for the period	$2,448	$3,535

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

OTHER

As of September 30, 2016, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $1.3 million in accounts payable and accrued liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2016 had an aggregate contract amount of $107.5 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015

Derivative Contracts Not Designated		September 30,	December 31,
as Hedging Instruments	Balance Sheet Location	2016	2015

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$612	$1,924
Foreign Exchange Contracts	Miscellaneous other assets	—	112
		$612	$2,036
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,285	$1,152
Foreign Exchange Contracts	Deferred and other non-current liabilities	—	45
		$1,285	$1,197

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended September 30, 2016 and September 30, 2015

		Amount of Gain
Derivatives Not Designated	Location of Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2016	2015
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$3,191	$5,924
		$3,191	$5,924

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2016 and September 30, 2015

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2016	2015
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(1,875)	$5,876
		$(1,875)	$5,876

				Gross Amounts not Offset
			Net Amounts	in the Statement of
		Gross Amounts	Presented in	Financial Position
	Gross	Offset in the	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
September 30, 2016
Derivative Assets	$612	—	$612	—	—	$612
Total Assets	$612	—	$612	—	—	$612

Derivative Liabilities	$1,285	—	$1,285	—	—	$1,285
Total Liabilities	$1,285	—	$1,285	—	—	$1,285

December 31, 2015
Derivative Assets	$2,036	—	$2,036	—	—	$2,036
Total Assets	$2,036	—	$2,036	—	—	$2,036

Derivative Liabilities	$1,197	—	$1,197	—	—	$1,197
Total Liabilities	$1,197	—	$1,197	—	—	$1,197

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2016, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$612	$—	$612	$—
Total assets at fair value	$612	$—	$612	$—
Liabilities
Forward exchange contracts (a)	$1,285	$—	$1,285	$—
Total liabilities at fair value	$1,285	$—	$1,285	$—

As of December 31, 2015, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$2,036	$—	$2,036	$—
Total assets at fair value	$2,036	$—	$2,036	$—
Liabilities
Forward exchange contracts (a)	$1,197	$—	$1,197	$—
Total liabilities at fair value	$1,197	$—	$1,197	$—

(a)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $803 million as of September 30, 2016 and $760 million as of December 31, 2015.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.

NOTE 11 — STOCK REPURCHASE PROGRAM

The Company announced the $350 million share repurchase program in effect for the quarter ended September 30, 2016 on October 30, 2014.  On October 20, 2016, the Company announced a new share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

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

Shares repurchased subsequent to the completion of the ASR program have been immediately retired.  During the three and nine months ended September 30, 2016, the Company repurchased approximately 463 thousand and 1.1 million shares for approximately $36.1 million and $84.8 million, respectively. During the three and nine months ended September 30, 2015, the Company did not repurchase any additional shares outside of the ASR program settlement.  As of September 30, 2016, there was $1.3 million of authorized share repurchases available to the Company.

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

Compensation expense recorded attributable to stock options for the first nine months of 2016 was approximately $15.5 million.  Approximately $13.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense recorded attributable to stock options for the first nine months of 2015 was approximately $14.9 million.  Approximately $13.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $12.87 and $12.83 per share during the first nine months of 2016 and 2015, respectively.  These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine Months Ended September 30,	2016	2015

Dividend Yield	1.8%	1.7%
Expected Stock Price Volatility	20.4%	21.9%
Risk-free Interest Rate	1.6%	1.6%
Expected Life of Option (years)	6.7	6.9

There were no grants under the Director Stock Option Plan during the third quarter of 2015 as this plan was cancelled and replaced by the Director Restricted Stock Unit Plan.

A summary of option activity under the Company’s stock plans during the nine months ended September 30, 2016 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2016	8,032,030	$51.44	303,501	$56.00
Granted	1,481,180	71.17	—	—
Exercised	(1,149,958)	42.83	(22,167)	50.37
Forfeited or expired	(130,374)	62.29	—	—
Outstanding at September 30, 2016	8,232,878	$56.02	281,334	$56.45
Exercisable at September 30, 2016	5,463,806	$49.66	255,998	$55.44
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2016	6.3		6.1
Exercisable at September 30, 2016	5.0		6.0
Aggregate Intrinsic Value:
Outstanding at September 30, 2016	$176,104		$5,897
Exercisable at September 30, 2016	$151,634		$5,623
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2016	$38,514		$536
September 30, 2015	$31,920		$1,449

The fair value of shares vested during the nine months ended September 30, 2016 and 2015 was $17.2 million and $16.1 million, respectively.  Cash received from option exercises was approximately $47.6 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $12.0 million in the nine months ended September 30, 2016.  As of September 30, 2016, the remaining valuation of stock option awards to be expensed in future periods was $16.1 million and the related weighted-average period over which it is expected to be recognized is 1.5 years.

The fair value of restricted stock unit grants is the market price of the underlying shares on the grant date.  A summary of restricted stock unit activity as of September 30, 2016, and changes during the nine month period then ended, is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	RSUs	Grant-Date Fair Value	RSUs	Grant-Date Fair Value
Nonvested at January 1, 2016	66,376	$66.61	18,857	$63.10
Granted	21,754	73.45	15,745	75.56
Vested	(11,371)	61.96	(18,857)	63.10
Forfeited	(4,632)	68.00	—	—
Nonvested at September 30, 2016	72,127	$69.31	15,745	$75.56

Compensation expense recorded attributable to restricted stock unit grants was approximately $2.3 million for both of the first nine months of 2016 and 2015.  The fair value of units vested during the nine months ended September 30, 2016 and 2015 was $1.9 million and $757 thousand, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2016 and 2015 was $2.3 million and $877 thousand, respectively.  As of September 30, 2016, there was $1.8 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.2 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative total shareholder return of our common stock during a three year performance period.  Total expense related to this program for awards outstanding as of September 30, 2016 is expected to be approximately $3.7 million, of which $973 thousand and $857 thousand was recognized in the first nine months of 2016 and 2015, respectively.

NOTE 13 — EARNINGS PER SHARE

AptarGroup’s authorized common stock consists of 199 million shares, having a par value of $.01 each.  Information related to the calculation of earnings per share is as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$53,098	$53,098	$53,247	$53,247

Average equivalent shares
Shares of common stock	62,858	62,858	62,886	62,886
Effect of dilutive stock based compensation
Stock options	1,791	—	1,544	—
Restricted stock	41	—	24	—
Total average equivalent shares	64,690	62,858	64,454	62,886
Net income per share	$0.82	$0.84	$0.83	$0.85

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$156,009	$156,009	$155,957	$155,957

Average equivalent shares
Shares of common stock	62,878	62,878	62,627	62,627
Effect of dilutive stock based compensation
Stock options	2,059	—	1,947	—
Restricted stock	52	—	35	—
Total average equivalent shares	64,989	62,878	64,609	62,627
Net income per share	$2.40	$2.48	$2.41	$2.49

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Sales:
Beauty + Home	$319,244	$326,967	$984,008	$986,502
Pharma	191,190	175,427	565,363	537,396
Food + Beverage	82,952	89,724	257,435	263,767
Total Sales	593,386	592,118	1,806,806	1,787,665
Less: Intersegment Sales:
Beauty + Home	$3,214	$5,329	$13,321	$16,326
Pharma	(4)	—	—	—
Food + Beverage	447	499	1,419	963
Total Intersegment Sales	$3,657	$5,828	$14,740	$17,289
Net Sales:
Beauty + Home	$316,030	$321,638	$970,687	$970,176
Pharma	191,194	175,427	565,363	537,396
Food + Beverage	82,505	89,225	256,016	262,804
Net Sales	$589,729	$586,290	$1,792,066	$1,770,376
Segment Income (1):
Beauty + Home	$25,380	$27,961	$79,455	$78,529
Pharma	55,037	52,941	166,870	160,404
Food + Beverage	10,101	13,236	32,977	37,277
Corporate & Other	(7,479)	(7,575)	(35,310)	(22,535)
Income before interest and taxes	$83,039	$86,563	$243,992	$253,675
Interest expense, net	(8,038)	(7,186)	(24,788)	(20,848)
Income before income taxes	$75,001	$79,377	$219,204	$232,827

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

Note 15 – INSURANCE SETTLEMENT RECEIVABLE

As previously disclosed, a fire caused damages to AptarGroup’s facility in Annecy, France on June 25, 2016. The fire was contained to one of three production units and there were no reported injuries. Aptar Annecy supplies anodized aluminum components for certain AptarGroup dispensing systems.  While repairs are underway, AptarGroup will source from its network of suppliers as well as from its anodizing facility in Brazil.  The Company is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results.  Costs, including the write-off of damaged fixed assets and inventory along with labor and other direct costs related to the fire, of $4.9 million and $5.5 million were incurred during the third quarter and year to date, respectively.  As of September 30, 2016, we  have received insurance proceeds of $2.2 million.  We have established an insurance receivable of $1.9 million for known losses for which insurance reimbursement is probable, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet.  In many cases, our insurance coverage exceeds the amount of these incurred losses. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.  Therefore, we are reporting net expenses of $1.4 million related to the French fire during 2016.  These costs are included in the Beauty + Home segment.

A separate fire caused damage to the roof and production area of one of the Company’s facilities in Brazil in September 2014. There were no injuries. The facility is primarily an internal supplier of anodized aluminum components for certain dispensing systems sold to the regional beauty and personal care markets.  Repairs of the facility were essentially completed in the fourth quarter 2015.  AptarGroup is insured for the damages caused by the fire, including business interruption insurance. While the Company is still finalizing the payout of the claims with our insurance carriers, we have a $2.3 million receivable related to costs incurred but not yet reimbursed, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet. This incident did not have a material impact on our financial results during the first nine months of either 2016 or 2015 and we expect to reach a final insurance settlement during 2016.

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

Mega Airless contributed sales of $18.3 million and pretax income of $2.2 million for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, Mega Airless reported sales of $42.9 million and pretax income of $2.1 million due to a purchase accounting adjustment of $2.6 million related to the inventory fair value adjustment.  The results of the acquired business from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Beauty + Home and Pharma reporting segments.

For the nine months ended September 30, 2016, we recognized $5.6 million in transaction costs related to the acquisition of Mega Airless.  These costs are reflected in the selling, research & development and administrative section of the Condensed Consolidated Statements of Income.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.

February 29, 2016
Assets
Cash and equivalents	$20,197
Accounts receivable	8,275
Inventories	8,373
Prepaid and other	378
Property, plant and equipment	47,768
Goodwill	105,561
Intangible assets	72,106
Other miscellaneous assets	8
Liabilities
Current maturities of long-term obligations	319
Accounts payable and accrued liabilities	7,398
Long-term obligations	13,402
Deferred income taxes	18,366
Net assets acquired	$223,181

During the quarter ended September 30, 2016 we continued to obtain information to refine estimated fair values.  As a result of the additional information the significant adjustments to the carrying amounts were as follows:

•	deferred income tax liabilities decreased by $0.4 million
•	goodwill decreased by $0.4 million

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset
Customer relationships	11	$57,120
Technology	15	10,838
Trademark	4	4,148
Total		$72,106

Based on the initial calculations, goodwill in the amount of $105.6 million was recorded for the acquisition of Mega Airless, of which $49.8 million and $55.8 million is included in the Beauty + Home and Pharma segments, respectively.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill largely consists of leveraging the Company’s commercial presence in selling the Mega Airless line of products in markets where Mega Airless did not previously operate and the ability of Mega Airless to maintain its competitive advantage from a technical viewpoint.  Goodwill will not be amortized, but will be tested for impairment at least annually.  We do not expect any of the goodwill will be deductible for tax purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ millions)	2016	2015	2016	2015

Net Sales	$590	$604	$1,802	$1,823
Net Income Attributable to AptarGroup Inc.	53	54	163	151
Net Income per common share — basic	0.85	0.86	2.59	2.42
Net Income per common share — diluted	0.83	0.84	2.51	2.34

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.6	65.1	63.9	64.5
Selling, research & development and administrative	14.7	13.9	16.0	15.1
Depreciation and amortization	6.7	6.0	6.5	5.9
Operating income	14.0	15.0	13.6	14.5
Other expense	(1.3)	(1.5)	(1.4)	(1.4)
Income before income taxes	12.7	13.5	12.2	13.1
Net Income	9.0	9.1	8.7	8.8
Effective tax rate	29.2%	32.9%	28.8%	33.0%
Adjusted EBITDA margins (1)	20.8%	20.8%	20.5%	19.8%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

NET SALES

We reported net sales of $589.7 million for the third quarter ended September 30, 2016, which represents a 1% increase compared to $586.3 million reported during the third quarter of 2015. While the average U.S. dollar exchange rate compared to the Euro remained stable, the U.S. dollar strengthened compared to the majority of other currencies impacting our business, resulting in a negative currency translation impact of 1%.  The acquisition of Mega Airless positively impacted sales by 3%.  Therefore core sales, which exclude acquisitions and changes in foreign currency rates, decreased by 1% in the third quarter of 2016 compared to the third quarter of 2015.  Core sales were positively impacted by a significant increase in Pharma sales that offset softness in our Beauty + Home and Food + Beverage segments.

Third Quarter 2016	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(6)%	9%	(6)%	(1)%
Acquisitions	5%	1%	—%	3%
Currency Effects (1)	(1)%	(1)%	(2)%	(1)%
Total Reported Net Sales Growth	(2)%	9%	(8)%	1%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For the first nine months of 2016, we reported net sales of $1.79 billion, 1% above the first nine months of 2015 reported net sales of $1.77 billion.  The average U.S. dollar exchange rate was flat compared to the Euro but strengthened compared to other key currencies impacting our business, resulting in a negative currency translation impact of 2%.  The acquisition of Mega Airless positively impacted sales by 2%.  Therefore, core sales for the first nine months of 2016 increased by 1% compared to the first nine months of 2015.

First Nine Months of 2016	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(1)%	5%	—%	1%
Acquisitions	4%	1%	—%	2%
Currency Effects (1)	(3)%	(1)%	(3)%	(2)%
Total Reported Net Sales Growth	—%	5%	(3)%	1%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total

Domestic	$153,295	26%	$160,751	28%	$475,550	27%	$479,578	27%
Europe	335,876	57%	318,906	54%	1,019,699	57%	979,857	55%
Latin America	60,424	10%	54,268	9%	166,661	9%	161,392	9%
Asia	40,134	7%	52,365	9%	130,156	7%	149,549	9%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment income on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales decreased to 64.6% in the third quarter of 2016 compared to 65.1% in the third quarter of 2015. The decrease is due to the mix of sales across our different business segments as sales in our Pharma segment drove a higher percentage of overall sales.  This positively impacts our COS percentage as margins on our pharmaceutical products typically are higher than the overall Company average. Tooling sales were approximately $8.6 million higher in the third quarter of 2016 compared to the prior year. However, sales of custom tooling normally generate lower margins than product sales.

Cost of sales as a percent of net sales decreased to 63.9% in the first nine months of 2016 compared to 64.5% in the same period a year ago.  The decrease is mainly due to the mix of sales across our different business segments as discussed above.  Also, tooling sales were approximately $3.1 million lower in the first nine months of 2016 compared to the prior year.  Sales of custom tooling typically generates lower margins than product sales, which positively impacts cost of sales as a percentage of sales.  The 2016 results include $2.6 million of incremental costs due to a purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory while 2015 results were positively impacted by the $7.4 million change in accounting principle related to inventory valuation methods in the prior year.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $5.3 million in the third quarter of 2016 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $6.0 million in the quarter.  $2.2 million of this increase is due to the incremental operating expenses related to the Mega Airless acquisition.  We also incurred higher information technology costs associated with our ongoing enterprise resource planning system implementation along with general increases in compensation expense, including stock-based compensation.  The third quarter of 2015 also recognized the recovery of previously recorded bad debts. Due to these higher costs and only a 1% increase in sales, SG&A as a percentage of net sales increased to 14.7% compared to 13.9% in the same period of the prior year.

SG&A increased by approximately $18.9 million to $285.8 million in the first nine months of 2016 compared to $266.9 million during the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $24.4 million in the first nine months of the year.  The increase is mainly due to transaction costs of $5.6 million related to the Mega Airless acquisition, along with $5.4 million of Mega Airless operational expenses, higher information technology costs associated with our ongoing enterprise resource planning system implementation, and general increases in compensation expense as mentioned above.  SG&A as a percentage of net sales increased to 16.0% in the first nine months of 2016 compared to 15.1% in the first nine months of 2015.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $4.2 million in the third quarter of 2016 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.4 million in the quarter compared to the same period a year ago. The increase is mainly due to $4.2 million of incremental depreciation and amortization related to the Mega Airless acquisition along with incremental costs associated with our continued investments in new products and the roll-out of our global enterprise resource planning system.  Due to these higher expenses, depreciation and amortization as a percentage of net sales increased to 6.7% in the third quarter of 2016 compared to 6.0% for the same period a year ago.

For the first nine months of 2016, reported depreciation and amortization expenses increased by approximately $12.2 million to $115.9 million compared to $103.7 million in the first nine months of 2015.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $13.8 million in the first nine months of 2016.  As discussed above, the increase is mainly due to $9.9 million of incremental depreciation and amortization related to the Mega Airless acquisition along with our investments in new products and the roll-out of our global enterprise resource planning system.  Depreciation and amortization as a percentage of net sales also increased to 6.5% compared to 5.9% for the same period a year ago.

OPERATING INCOME

Operating income decreased approximately $5.8 million in the third quarter of 2016 to $82.3 million compared to $88.1 million in the same period in the prior year.  Excluding changes in foreign currency rates, operating income decreased by approximately $4.7 million in the quarter compared to the same period a year ago mainly due to lower margins in the Beauty + Home and Food + Beverage segments as a result of lower sales volumes.  As reported, operating income as a percentage of net sales decreased to 14.0% in the third quarter of 2016 compared to 15.0% for the same period in the prior year.

Operating income decreased approximately $12.0 million to $245.2 million in the first nine months of 2016 compared to $257.2 million in the same period in the prior year.  Prior year’s operating income includes the positive impact of a $7.4 million change in accounting principle related to inventory valuation methods.  Excluding changes in currency rates and this $7.4 million change in accounting principle, operating income decreased by approximately $1.3 million in the first nine months of 2016.  As mentioned above, core sales growth related to strong Pharma results was offset by higher fixed costs along with $5.6 million of Mega Airless acquisition costs and a $2.6 million purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory which was purchased and subsequently sold during the first quarter.  Operating income as a percentage of sales decreased to 13.6% in the first nine months of 2016 compared to 14.5% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the third quarter of 2016 decreased to $7.3 million from $8.7 million in the same period in the prior year. This is due to lower foreign exchange costs on our forward exchange contracts as we experienced less exchange rate volatility in certain countries during the third quarter 2016 compared to the same period in 2015.

Net other expenses for the nine months ended September 30, 2016 increased to $26.0 million from $24.3 million in the same period in the prior year.  We recognized lower interest income and higher interest expense as we funded our Mega Airless acquisition with cash on hand and borrowings on our revolving line of credit.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 29.2% for the three months ended September 30, 2016 compared to 32.9% for the same period ended September 30, 2015.  The reported effective tax rate also decreased to 28.8% for the nine months ended September 30, 2016 compared to 33.0% for the nine months ended September 30, 2015.  The decrease in the rate for the three months ended September 30, 2016 is primarily attributable to a reduction in the French corporate tax rate along with higher investment tax incentives.  The decrease in the rate for the nine months ended September 30, 2016 is attributable to both the reduction in the French corporate tax rate and higher investment tax incentives as well as from the recognition of benefits associated with refunds in France pursuant to a finalized court ruling.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $53.1 million and $156.0 million in the three and nine months ended September 30, 2016, respectively, compared to $53.2 million and $156.0 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$316,030	$321,638	$970,687	$970,176
Segment Income	25,380	27,961	79,455	78,529
Segment Income as a percentage of Net Sales	8.0%	8.7%	8.2%	8.1%
Adjusted EBITDA margins (1)	14.9%	14.6%	14.9%	14.0%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

Net sales for the quarter ended September 30, 2016 decreased 2% to $316.0 million compared to $321.6 million in the third quarter of the prior year.  The Mega Airless acquisition positively impacted net sales by 5% in the third quarter of 2016 while changes in currency rates negatively impacted net sales by 1%.  Therefore, core sales decreased 6% in the third quarter of 2016 compared to the same quarter of the prior year.  Core sales declined in all three markets during the quarter.  Strong sales growth in Latin America was offset by weak economic conditions and customer inventory destocking in Europe.  We also continue to experience sluggish market conditions in North America and Asia. In addition, we  realized $6.6 million lower tooling sales over the prior year mainly impacting the beauty market.  The pass-through of resin costs to our customers did not have a material impact on the third quarter of 2016 results.

Third Quarter 2016	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(2)%	(5)%	(17)%	(6)%
Acquisitions	3%	7%	—%	5%
Currency Effects (1)	(2)%	(1)%	(1)%	(1)%
Total Reported Net Sales Growth	(1)%	1%	(18)%	(2)%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales of $970.7 in the first nine months of 2016 were flat compared to $970.2 million in the first nine months of the prior year.  The Mega Airless acquisition positively impacted net sales by 4% in the first nine months of 2016 while changes in currency rates negatively impacted net sales by 3%.  Therefore, core sales decreased 1% in the first nine months of 2016 compared to the same period in the prior year.  Core sales growth to the beauty market of 3% was offset by 4% core sales declines in both the personal care and home care markets during the first nine months of 2016 compared to the same period in the prior year.  The growth in the beauty market is mainly driven by increased sales of our sampling and promotion products in Europe and Northeast Asia along with stronger sales of our products to the fragrance markets in Europe and Latin America which partially offset the sluggish economic conditions experienced in our other markets and regions.  Tooling and the pass-through of resin costs negatively impacted sales for the first nine months of 2016 by $10.0 million and $3.2 million, respectively.

First Nine Months of 2016	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(4)%	3%	(4)%	(1)%
Acquisitions	2%	6%	—%	4%
Currency Effects (1)	(3)%	(3)%	(2)%	(3)%
Total Reported Net Sales Growth	(5)%	6%	(6)%	—%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the third quarter of 2016 decreased 9% to $25.4 million compared to $28.0 million reported in the same period in the prior year.  Profitability was negatively impacted by the lower product and tooling sales mentioned above.  With lower sales, we realized lower productivity levels at several of our manufacturing sites.  We also recorded approximately $1.4 million of net expenses related to the French fire during the third quarter of 2016.

Segment income in the first nine months of 2016 increased approximately 1% to $79.5 million compared to $78.5 million reported in the same period in the prior year.  The increase compared to the prior year is mostly due to improved sales volumes related to our Mega Airless acquisition along with cost savings initiatives.  Segment income was offset by $2.2 million of a purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the first quarter and $1.4 million of expenses related to the French fire during the third quarter of 2016.  We also continue to focus on operational and material cost savings initiatives.

PHARMA SEGMENT

Operations that sell dispensing systems primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$191,194	$175,427	$565,363	$537,396
Segment Income	55,037	52,941	166,870	160,404
Segment Income as a percentage of Net Sales	28.8%	30.2%	29.5%	29.8%
Adjusted EBITDA margins (1)	34.1%	35.3%	34.9%	34.8%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

Net sales for the Pharma segment increased by 9% in the third quarter of 2016 to $191.2 million compared to $175.4 million in the third quarter of 2015.  The Mega Airless acquisition positively impacted net sales by 1% in the third quarter of 2016 while changes in currency rates negatively impacted net sales by 1%.  Therefore, core sales increased by 9% in the third quarter of 2016 compared to the third quarter of 2015.  The consumer health care market reported a core sales increase of 36% as we recognized significant tooling sales and an increased demand for eye care products in the third quarter of 2016 over the prior year period. The prescription drug market reported core sales increases of 1% on higher sales of our pain and central nervous system products during the third quarter of 2016.  Core sales of our products to the injectables markets decreased 6% due to the timing of certain validations of our new capacity in Europe. These issues have been addressed and we expect to make up for shipping delays during the fourth quarter.  For the segment, tooling sales increased by $13.3 million over the prior year, mainly impacting the consumer health care market as discussed above.

Third Quarter 2016	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	1%	36%	(6)%	9%
Acquisitions	—%	5%	—%	1%
Currency Effects (1)	—%	(4)%	—%	(1)%
Total Reported Net Sales Growth	1%	37%	(6)%	9%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2016 increased approximately 5% to $565.4 million compared to $537.4 million in the first nine months of the prior year.  The Mega Airless acquisition positively impacted net sales by 1% in the first nine months of 2016 while changes in currency rates negatively impacted net sales by 1%.  Therefore, core sales increased 5% in the first nine months of 2016 compared to the same nine months of 2015.  All three markets reported sales increases during the first nine months of 2016 with core sales to the prescription drug, consumer health care and injectables markets increasing 4%, 12% and 2%, respectively. Growth in the first nine months of 2016 was mainly driven by strong sales of products to our allergic rhinitis and eye care customers.  Tooling sales increased by $8.2 million over the prior year.

First Nine Months of 2016	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	4%	12%	2%	5%
Acquisitions	—%	4%	—%	1%
Currency Effects (1)	(1)%	(4)%	—%	(1)%
Total Reported Net Sales Growth	3%	12%	2%	5%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the third quarter of 2016 increased 4% to $55.0 million compared to $52.9 million reported in the same period in the prior year. The increase compared to the prior year is primarily due to the increased core sales reported above.  We also benefitted from cost savings initiatives and favorable product mix within the segment.

Segment income in the first nine months of 2016 increased approximately 4% to $166.9 million compared to $160.4 million reported in the same period of the prior year.  This increase is again due to the additional product and tooling sales discussed above along with favorable product mix within the segment.  Cost savings initiatives partially offset costs related to an enterprise resource system implementation and the impact of a purchase accounting adjustment of $0.4 million related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the first quarter.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$82,505	$89,225	$256,016	$262,804
Segment Income	10,101	13,236	32,977	37,277
Segment Income as a percentage of Net Sales	12.2%	14.8%	12.9%	14.2%
Adjusted EBITDA margins (1)	19.6%	21.0%	19.9%	20.2%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

Net sales for the quarter ended September 30, 2016 decreased approximately 8% to $82.5 million compared to $89.2 million in the third quarter of the prior year. Changes in foreign currency rates had a negative impact of 2% on the total segment sales. Therefore, core sales decreased by 6% in the third quarter of 2016 compared to the third quarter of 2015.  The pass-through of lower resin costs of $0.7 million was offset by $1.9 million of higher tooling sales.    Core sales to the food market increased 8% while core sales to the beverage market decreased 20% in the third quarter of 2016 compared to the same period in the prior year.  Sales to the food market increased with strong demand for our sauces and condiments products along with increases in the dairy and infant formula application fields.  For the beverage market, we experienced a decrease in functional drink applications sales mainly in China.

Third Quarter 2016
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	8%	(20)%	(6)%
Acquisitions	—%	—%	—%
Currency Effects (1)	(1)%	(2)%	(2)%
Total Reported Net Sales Growth	7%	(22)%	(8)%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2016 decreased approximately 3% to $256.0 million compared to $262.8 million in the first nine months of 2015.  Changes in foreign currency rates had a negative impact of 3% on the total segment sales.  Therefore, core sales were flat for the first nine months of 2016 compared to the first nine months of 2015.  Decreases in resin pass-throughs and lower tooling sales of $4.5 million and $1.3 million, respectively, also negatively impacted sales by 2% for the first nine months of 2016.    Core sales to the food market increased 7% while core sales to the beverage market decreased 8% in the first nine months of 2016 compared to the same period in the prior year.  As discussed above, food sales were driven by strong sales to the sauces, condiments infant formula and dairy application fields.  Sales of our products used on bottled water were strong but were more than offset by lower demand in China.

First Nine Months of 2016
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	7%	(8)%	—%
Acquisitions	—%	—%	—%
Currency Effects (1)	(2)%	(3)%	(3)%
Total Reported Net Sales Growth	5%	(11)%	(3)%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the third quarter of 2016 decreased approximately 24% to $10.1 million compared to $13.2 million reported in the same period of the prior year. Increased sales to the food market along with cost savings initiatives were not able to offset the shortfall in the beverage market.  Lower demand also led to lower operating performance in China along with a negative impact due to the mix of products sold during the third quarter of 2016 compared to the same period in 2015.

Segment income in the first nine months of 2016 decreased approximately 12% to $33.0 million compared to $37.3 million reported in the same period of the prior year.  As discussed above, lower demand in China led to lower operating performance and a negative product mix impact.  Tooling and resin had little impact on the results.

CORPORATE & OTHER

In addition to our three operating business segments, AptarGroup assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 of the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased slightly to $7.5 million for the quarter ended September 30, 2016 compared to $7.6 million in the third quarter of the prior year as a result of higher professional fees and other expenses associated with our legal entity reorganization project in the prior year.

Corporate & Other expense in the first nine months of 2016 increased to $35.3 million compared to $22.5 million reported in the same period of the prior year.  Excluding the impact of a favorable $7.4 million change in accounting principle related to our inventory valuation method in the prior year, Corporate & Other expense would have increased $5.4 million in the first nine months of 2016 compared to the first nine months of 2015.  This increase is due to $5.6 million of transaction costs related to the Mega Airless acquisition reported in the first quarter of 2016.

NON-U.S. GAAP MEASURES

In addition to the information presented herein that conforms to U.S. GAAP, we also present financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S.GAAP financial measures because they allow for a better period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect AptarGroup’s core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the unaudited condensed consolidated statements of income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

In our MD&A, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant currency.” Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods.  Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures.   We feel it is important to exclude the impact of acquisitions on year-over-year results in order to evaluate performance on a more comparable basis.

We also present our adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which excludes the impact of transaction costs and purchase accounting adjustments that affected the inventory values related to the Mega Airless acquisition, certain items included in the provision for income taxes (primarily a significant tax refund) that were recorded in the first quarter of 2016, income from a change in the method of valuing inventory (from LIFO to FIFO) that was recorded in the second quarter of 2015, transaction costs associated with the Mega Airless acquisition and a gain on insurance recovery recorded in the fourth quarter of 2015.

Finally, we provide a reconciliation of Net Debt to Net Capital as a non-U.S. GAAP measure.  Net Debt is calculated as interest bearing debt less cash, cash equivalents and short-term investments while Net Capital is calculated as stockholder’s equity plus Net Debt.  Net Debt to Net Capital measures a company’s financial leverage which gives users an idea of a company's financial structure, or how it is financing its operations, along with insight into its financial strength.  We believe that it is meaningful to take into consideration the balance of our cash, cash equivalents, and short-term investments when evaluating our leverage.  If needed, such assets could be used to reduce our gross debt position.

	Three Months Ended
	September 30, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$589,729	$316,030	$191,194	$82,505	$-	$-

Reported net income	$53,100
Reported income taxes	21,901
Reported income before income taxes	75,001	25,380	55,037	10,101	(7,479)	(8,038)
Interest expense	8,753					8,753
Interest income	(715)					(715)
Earnings before net interest and taxes (EBIT)	83,039	25,380	55,037	10,101	(7,479)	-
Depreciation and amortization	39,667	21,653	10,185	6,064	1,765	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$122,706	$47,033	$65,222	$16,165	$(5,714)	$-

Segment income margins		8.0%	28.8%	12.2%
EBITDA margins (EBITDA / Reported Net Sales)	20.8%	14.9%	34.1%	19.6%

	Three Months Ended
	September 30, 2015

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$586,290	$321,638	$175,427	$89,225	$-	$-

Reported net income	$53,262
Reported income taxes	26,115
Reported income before income taxes	79,377	27,961	52,941	13,236	(7,575)	(7,186)
Interest expense	8,948					8,948
Interest income	(1,762)					(1,762)
Earnings before net interest and taxes (EBIT)	86,563	27,961	52,941	13,236	(7,575)	-
Depreciation and amortization	35,439	19,096	9,070	5,465	1,808	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$122,002	$47,057	$62,011	$18,701	$(5,767)	$-

Segment income margins		8.7%	30.2%	14.8%
EBITDA margins (EBITDA / Reported Net Sales)	20.8%	14.6%	35.3%	21.0%

	Nine Months Ended
	September 30, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,792,066	$970,687	$565,363	$256,016	$-	$-

Reported net income	$156,017
Reported income taxes	63,187
Reported income before income taxes	219,204	79,455	166,870	32,977	(35,310)	(24,788)
Adjustments:
Transaction costs related to the Mega Airless acquisition	5,640				5,640
Purchase accounting adjustments related to Mega Airless inventory	2,577	2,151	426
Adjusted earnings before income taxes	227,421	81,606	167,296	32,977	(29,670)	(24,788)
Interest expense	26,547					26,547
Interest income	(1,759)					(1,759)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	252,209	81,606	167,296	32,977	(29,670)	-
Depreciation and amortization	115,944	63,150	29,802	17,960	5,032	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$368,153	$144,756	$197,098	$50,937	$(24,638)	$-

Segment income margins		8.2%	29.5%	12.9%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.5%	14.9%	34.9%	19.9%

	Nine Months Ended
	September 30, 2015

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,770,376	$970,176	$537,396	$262,804	$-	$-

Reported net income	$155,902
Reported income taxes	76,925
Reported income before income taxes	232,827	78,529	160,404	37,277	(22,535)	(20,848)
Adjustments:
Change in inventory valuation methods (from LIFO to FIFO)	(7,427)				(7,427)

Adjusted earnings before income taxes	225,400	78,529	160,404	37,277	(29,962)	(20,848)
Interest expense	25,446					25,446
Interest income	(4,598)					(4,598)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	246,248	78,529	160,404	37,277	(29,962)	-
Depreciation and amortization	103,664	56,914	26,699	15,717	4,334	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$349,912	$135,443	$187,103	$52,994	$(25,628)	$-

Segment income margins		8.1%	29.8%	14.2%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.8%	14.0%	34.8%	20.2%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2016	2015

Notes payable	$138,784	$5,083
Current maturities of long-term obligations, net of unamortized debt issuance costs	3,228	51,884
Long-Term Obligations	776,766	760,848
Total Debt	918,778	817,815
Less:
Cash and equivalents	432,737	489,901
Short-term investments	—	29,816
Net Debt	$486,041	$298,098

Total Stockholders' Equity	$1,286,346	$1,149,706
Net Debt	486,041	298,098
Net Capital	$1,772,387	$1,447,804

Net Debt to Net Capital	27.4%	20.6%

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

We generally incur higher stock option expense in the first quarter compared with the rest of the fiscal year.  Our stock option expense on a pre-tax basis (in $ millions) for the year 2016 compared to 2015 is as follows:

	2016	2015
First Quarter	$8.3	$8.8
Second Quarter	3.7	3.2
Third Quarter	3.5	3.0
Fourth Quarter (estimated for 2016)	3.2	2.9
	$18.7	$17.9

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first nine months of 2016, our operations provided approximately $204.3 million in cash flow compared to $231.4 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The decrease in cash provided by operations is primarily attributable to an increase in working capital requirements.

We used $265.5 million in cash for investing activities during the first nine months of 2016 compared to $171.1 million during the same period a year ago. The increase is due primarily to the Mega Airless acquisition of $203.0 million, net of cash received. Our 2016 estimated cash outlays for capital expenditures are expected to be approximately $140 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used $0.8 million in cash for financing activities during the first nine months of 2016, compared to $10.0 million during the same period a year ago.  For 2016, proceeds from notes payable were used to partially finance the acquisition of Mega Airless and to repurchase and retire common stock.  Proceeds from stock option exercises were offset by the cash paid to shareholders in dividends during 2016.

Cash and equivalents decreased to $432.7 million at September 30, 2016 from $489.9 million at December 31, 2015 mainly due to funding the cash portion of the Mega Airless acquisition price not covered by debt financing.  Total short and long-term interest bearing debt increased in the first nine months of 2016 to $918.8 million from $817.8 million at December 31, 2015 also primarily due to financing the Mega Airless acquisition.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents less short-term investments) to Net Capital (stockholder’s equity plus Net Debt) was 27.4% at September 30, 2016 compared to 20.6% at December 31, 2015.  See the reconciliation of Non-U.S GAAP measures starting on page 28.

The Company maintains a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio. At September 30, 2016, we had an outstanding balance of $126 million under the credit facility.  There was no outstanding balance at December 31, 2015. We incurred approximately $648 thousand and $816 thousand in interest and fees related to this credit facility during the nine months ended September 30, 2016 and 2015, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2016
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.10 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	14.57 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  Cash generated by foreign operations has generally been reinvested locally.  The majority of our $432.7 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay income tax on those funds.  Historically, the tax consequences associated with repatriating current year earnings to the U.S. has been between 5% and 10% of the repatriated amount.

We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future.  We have historically used cash flow from operations, our revolving credit facility, stock option exercises and debt, as needed, as our primary sources of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives.  Other uses of liquidity include paying dividends to shareholders and repurchasing shares of our common stock.  In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

On October 20, 2016, the Board of Directors declared a quarterly cash dividend of $0.32 per share payable on November 23, 2016 to stockholders of record as of November 2, 2016.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  As discussed in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements, no Standards that are considered to have a material impact on our Unaudited Condensed Consolidated Financial Statements were effective for the first nine months of 2016.

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

In June 2016, the FASB issued guidance that changes the accounting for measurement of credit losses on financial instruments. The guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2019.  The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued guidance to increase comparability among organizations on how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Macroeconomic conditions and the cautionary positions of certain customers are not expected to change as we look to the fourth quarter, which is traditionally a slower quarter for us.  There is still a lot of geopolitical and economic uncertainty around the globe and this is causing some customers to reduce inventory levels, reduce promotional spending and delay projects.  Also, the markets we serve remain competitive and we anticipate that resin costs will increase over the prior year level.  It is important that we focus on cost containment as we seek out and invest in growth opportunities.  Our balance sheet remains strong and although market uncertainties may persist in the near-term, our long-term outlook is positive.

AptarGroup expects earnings per share for the fourth quarter, excluding any potential impacts of the timing of costs incurred and the related insurance reimbursements associated with the Aptar France facility fire, to be in the range of $0.63 to $0.68 per share compared to $0.68 per share reported in the prior year.  Adjusting for special items in the prior year, comprised of costs associated with the Mega Airless acquisition ($0.02) and a gain on insurance recovery ($0.03), adjusted earnings per share for the prior year were approximately $0.67.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•	the possible impact and consequences of the fire at the Company’s facility in Annecy, France;
•	the ability to integrate the acquired Mega Airless business;
•	economic conditions worldwide, including the United Kingdom’s vote to withdraw from the European Union and other potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;

•	significant fluctuations in foreign currency exchange rates;
•	changes in customer and/or consumer spending levels;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	loss of one or more key accounts;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to successfully implement facility expansions and new facility projects;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war, terrorism or social unrest;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of September 30, 2016 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the fourth quarter of 2016.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc / Euro	$61,282	0.9135	60,742-61,745
Euro / Brazilian Real	12,916	3.7082	11,459-12,916
Euro / Indian Rupee	10,495	81.7736	10,495-10,507
Euro / U.S. Dollar	7,069	1.1230	7,069-13,094
Euro / Colombian Peso	3,349	3,860.0620	3,349-3,349
Czech Koruna / Euro	2,921	0.0370	2,640-2,977
Euro / Indonesian Rupiah	1,865	15,725.0000	1,823-1,865
U.S. Dollar / Euro	1,771	0.8886	1,771-2,891
Colombian Peso / Euro	1,451	0.0003	940-1,451
British Pound / Euro	1,381	1.1682	1,381-2,652
Euro / Thai Baht	1,070	39.8754	1,070-1,070
Euro / Mexican Peso	852	20.6200	852-852
Other	1,118
Total	$107,540

As of September 30, 2016, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepaid and other and $1.3 million in accounts payable in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2016, the Company implemented enterprise resource planning (“ERP”) systems at one operating facility.  Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP system.  The Company is also in the process of reviewing the internal control structure of Mega Airless and, if necessary, will make appropriate changes as we incorporate our controls and procedures into this recently acquired business.  Other than these items, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The employees of Aptargroup UK Holdings Limited (French Branch) and Aptar France S.A.S., our subsidiaries, are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  All eligible participants are located outside of the United States.  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2016, the Plan purchased 1,766 shares of our common stock on behalf of the participants at an average price of $77.21 per share, for an aggregate amount of $136 thousand, and did not sell any shares of our common stock.  At September 30, 2016, the Plan owned 66,162 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company announced the $350 million share repurchase program in effect for the quarter ended September 30, 2016 on October 30, 2014.  On October 20, 2016, the Company announced a new share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  AptarGroup may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

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

Shares repurchased subsequent to the completion of the ASR program have been immediately retired.  The Company spent $36.1 million to repurchase approximately 463 thousand shares during the third quarter of 2016.

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2016:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

7/1 – 7/31/16	—	$—	—	$37.4
8/1 – 8/31/16	140,144	76.88	140,144	26.6
9/1 – 9/30/16	323,286	78.40	323,286	1.3
Total	463,430	$77.94	463,430	$1.3

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, filed with the SEC on November 4, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Nine Months Ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 4, 2016

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, filed with the SEC on November 4, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Nine Months Ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income – Nine Months Ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.