Form 10-Q
period 2017-03-31
APTARGROUP INC
filed 2017-05-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

DELAWARE	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)

475 WEST TERRA COTTA AVENUE, SUITE E, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common Stock, $.01 par value per share	62,428,755 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2017

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2017	2016

Net Sales	$601,316	$582,338
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	384,932	374,203
Selling, research & development and administrative	101,516	103,015
Depreciation and amortization	37,331	35,887
	523,779	513,105
Operating Income	77,537	69,233

Other (Expense) Income:
Interest expense	(8,262)	(8,591)
Interest income	330	584
Equity in results of affiliates	(48)	(121)
Miscellaneous, net	(77)	(1,260)
	(8,057)	(9,388)

Income before Income Taxes	69,480	59,845

Provision for Income Taxes	17,675	15,979

Net Income	$51,805	$43,866

Net Loss (Income) Attributable to Noncontrolling Interests	$15	$(3)

Net Income Attributable to AptarGroup, Inc.	$51,820	$43,863

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.83	$0.70
Diluted	$0.81	$0.67

Average Number of Shares Outstanding:
Basic	62,355	62,722
Diluted	64,234	65,063

Dividends per Common Share	$0.32	$0.30

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

Three Months Ended March 31,	2017	2016

Net Income	$51,805	$43,866
Other Comprehensive Income:
Foreign currency translation adjustments	23,186	65,172
Changes in treasury locks, net of tax	7	7
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	67	57
Amortization of net loss included in net income, net of tax	812	776
Total defined benefit pension plan, net of tax	879	833
Total other comprehensive income	24,072	66,012
Comprehensive Income	75,877	109,878
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	13	(4)
Comprehensive Income Attributable to AptarGroup, Inc.	$75,890	$109,874

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and equivalents	$284,727	$466,287
Accounts and notes receivable, less allowance for doubtful accounts of $3,193 in 2017 and $2,989 in 2016	474,957	433,127
Inventories	309,592	296,914
Prepaid and other	87,458	73,842
	1,156,734	1,270,170
Property, Plant and Equipment:
Buildings and improvements	378,474	368,260
Machinery and equipment	1,983,899	1,938,352
	2,362,373	2,306,612
Less: Accumulated depreciation	(1,587,690)	(1,545,384)
	774,683	761,228
Land	23,947	23,093
	798,630	784,321
Other Assets:
Investments in affiliates	9,262	4,241
Goodwill	411,272	407,522
Intangible assets	92,991	94,489
Miscellaneous	54,750	46,042
	568,275	552,294
Total Assets	$2,523,639	$2,606,785

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	March 31,	December 31,
	2017	2016

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$5,680	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	4,258	4,603
Accounts payable and accrued liabilities	402,993	369,139
	412,931	542,955
Long-Term Obligations, net of unamortized debt issuance costs	771,291	772,737
Deferred Liabilities and Other:
Deferred income taxes	16,269	16,803
Retirement and deferred compensation plans	77,107	94,545
Deferred and other non-current liabilities	5,424	5,503
Commitments and contingencies	—	—
	98,800	116,851
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.2 and 66.0 million shares issued as of March 31, 2017 and December 31, 2016, respectively	662	660
Capital in excess of par value	563,657	546,682
Retained earnings	1,215,037	1,197,234
Accumulated other comprehensive (loss)	(295,639)	(319,709)
Less: Treasury stock at cost, 3.7 and 3.9 million shares as of March 31, 2017 and December 31, 2016, respectively	(243,379)	(250,917)
Total AptarGroup, Inc. Stockholders’ Equity	1,240,338	1,173,950
Noncontrolling interests in subsidiaries	279	292
Total Stockholders’ Equity	1,240,617	1,174,242
Total Liabilities and Stockholders’ Equity	$2,523,639	$2,606,785

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2015	$1,185,681	$(262,347)	$667	$(270,052)	$495,462	$295	$1,149,706
Net income	43,863	—	—	—	—	3	43,866
Foreign currency translation adjustments	—	65,171	—	—	—	1	65,172
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	833	—	—	—	—	833
Changes in treasury locks, net of tax	—	7	—	—	—	—	7
Stock awards and option exercises	—	—	3	10,533	24,945	—	35,481
Cash dividends declared on common stock	(18,770)	—	—	—	—	—	(18,770)
Common stock repurchased and retired	(7,860)	—	(1)	—	(780)	—	(8,641)
Balance - March 31, 2016	$1,202,914	$(196,336)	$669	$(259,519)	$519,627	$299	$1,267,654

Balance - December 31, 2016	$1,197,234	$(319,709)	$660	$(250,917)	$546,682	$292	$1,174,242
Net income	51,820	—	—	—	—	(15)	51,805
Foreign currency translation adjustments	—	23,184	—	—	—	2	23,186
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	879	—	—	—	—	879
Changes in treasury locks, net of tax	—	7	—	—	—	—	7
Stock awards and option exercises	—	—	4	7,538	18,912	—	26,454
Cash dividends declared on common stock	(19,937)	—	—	—	—	—	(19,937)
Common stock repurchased and retired	(14,080)	—	(2)	—	(1,937)	—	(16,019)
Balance - March 31, 2017	$1,215,037	$(295,639)	$662	$(243,379)	$563,657	$279	$1,240,617

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2017	2016

Cash Flows from Operating Activities:
Net income	$51,805	$43,866
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	34,902	34,401
Amortization	2,429	1,486
Stock based compensation	7,748	10,104
Provision for doubtful accounts	147	13
Deferred income taxes	(2,492)	(867)
Defined benefit plan expense	4,239	4,194
Equity in results of affiliates	48	121
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(35,865)	(70,863)
Inventories	(7,913)	(1,792)
Prepaid and other current assets	(13,320)	(14,646)
Accounts payable and accrued liabilities	26,269	11,362
Income taxes payable	1,981	(737)
Retirement and deferred compensation plan liabilities	(21,272)	(15,151)
Other changes, net	(7,733)	10,386
Net Cash Provided by Operations	40,973	11,877
Cash Flows from Investing Activities:
Capital expenditures	(34,848)	(24,218)
Proceeds from sale of property and equipment, including insurance proceeds	989	1,234
Maturity of short-term investments	—	29,485
Acquisition of business, net of cash acquired	—	(202,985)
Acquisition of intangible assets	—	(2,514)
Investment in unconsolidated affiliate	(5,000)	—
Notes receivable, net	445	319
Net Cash Used by Investing Activities	(38,414)	(198,679)
Cash Flows from Financing Activities:
(Repayments of) proceeds from notes payable	(163,665)	75,180
Proceeds from long-term obligations	—	101
Repayments of long-term obligations	(2,268)	(1,047)
Dividends paid	(19,937)	(18,770)
Proceeds from stock option exercises	15,908	20,960
Common stock repurchased and retired	(16,019)	(8,641)
Excess tax benefit from exercise of stock options	—	3,764
Net Cash (Used) Provided by Financing Activities	(185,981)	71,547
Effect of Exchange Rate Changes on Cash	1,862	11,326
Net Decrease in Cash and Equivalents	(181,560)	(103,929)
Cash and Equivalents at Beginning of Period	466,287	489,901
Cash and Equivalents at End of Period	$284,727	$385,972

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 but does not include all disclosures required by U.S. GAAP.  Accordingly, these Unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales and we are in the process of assessing the impact of the new guidance on these revenue streams.  We are also evaluating our license, exclusivity and royalty arrangements, which will need to be reviewed individually to ensure proper accounting under the new standard. Based on our reviews performed to date, we continue to anticipate adopting the full retrospective transition method for implementing this guidance on the standard’s effective date.

In July 2015, the FASB issued new guidance for simplifying the measurement of inventory.  The core principle of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  This standard is effective for annual reporting periods beginning after December 15, 2016.  The Company has adopted the requirements of the standard and has determined that the impact is not material to our current year financial statements.

In March 2016, the FASB issued guidance that eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016.  The adoption of the new rules did not have an impact on our financial statements.

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company has prospectively adopted the standard resulting in $2.7 million of additional tax deductions that would have been previously recorded in stockholders’ equity now being reported as a reduction in tax expense for the quarter ended March 31, 2017.  The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP. We have also prospectively adopted the standard for the presentation of the condensed consolidated statements of cash flows.  The impact of excess tax benefits from exercise of stock options is now shown within cash flows from operating activities instead of cash flows from financing activities.  In addition, the Company has elected to continue its current practice of estimating expected forfeitures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Consolidated Financial Statements.

RETIREMENT OF COMMON STOCK

During the first quarter of 2017 and 2016, the Company repurchased and immediately retired 210 thousand and 113 thousand shares of common stock, respectively.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The excess of purchase price over par value may be charged entirely to retained earnings or may be allocated between additional paid-in capital and retained earnings. The Company has elected to allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

In making the determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and stockholder capital both within the U.S. and for non-U.S. operations.  During 2016, the Company decided to repatriate a portion of our 2016 and 2017 foreign earnings.  In the first quarter of 2017, the Company repatriated $263 million, most of which was used to reduce existing debt levels and fund stock repurchases.  To better balance our capital structure, the Company is also planning to repatriate an additional $750 million of earnings previously designated as indefinitely reinvested, and therefore has removed the indefinite reinvestment assertion on such amounts.  There are no significant tax consequences expected from either repatriation due to the amount of tax credits associated with the repatriation under current U.S. tax law.  The Company maintains its assertion that the approximately $550 million of remaining foreign earnings are permanently reinvested.  As such, the Company does not provide for taxes on these earnings.

The Company provides a liability for the amount of unrecognized tax benefits from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 4 of the Unaudited Notes to the Condensed Consolidated Financial Statements for more information.

NOTE 2 - INVENTORIES

Inventories, by component, consisted of:

	March 31,	December 31,
	2017	2016

Raw materials	$101,195	$98,014
Work in process	91,029	91,646
Finished goods	117,368	107,254
Total	$309,592	$296,914

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2016 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$211,371	$180,050	$16,101	$1,615	$409,137
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2016	$211,371	$180,050	$16,101	$—	$407,522
Foreign currency exchange effects	1,558	2,118	74	—	3,750
Goodwill	$212,929	$182,168	$16,175	$1,615	$412,887
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2017	$212,929	$182,168	$16,175	$—	$411,272

The table below shows a summary of intangible assets as of March 31, 2017 and December 31, 2016.

		March 31, 2017			December 31, 2016

Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.2	$6,946	$(6,928)	$18	$6,859	$(6,839)	$20
Acquired technology	14.9	42,263	(10,874)	31,389	41,731	(10,040)	31,691
Customer relationships	11.8	63,542	(8,144)	55,398	63,006	(6,696)	56,310
License agreements and other	8.0	18,399	(12,213)	6,186	18,516	(12,048)	6,468
Total intangible assets	11.7	$131,150	$(38,159)	$92,991	$130,112	$(35,623)	$94,489

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2017 and 2016 was $2,429 and $1,486, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2017	$7,334	(remaining estimated amortization for 2017)
2018	9,755
2019	9,587
2020	8,476
2021 and thereafter	57,839

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2017.

NOTE 4 — INCOME TAX UNCERTAINTIES

The Company had approximately $6.5 and $6.4 million recorded for income tax uncertainties as of March 31, 2017 and December 31, 2016, respectively.  The increase is attributable to changes in existing tax positions as well as currency fluctuations. The uncertain amounts, if recognized, that would impact the effective tax rate are $6.5 and $6.4 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $4.6 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 – LONG –TERM OBLIGATIONS

At March 31, 2017, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$16,616	$—	$16,616
Senior unsecured notes 6.0%, due in 2018	75,000	30	74,970
Senior unsecured notes 3.8%, due in 2020	84,000	113	83,887
Senior unsecured notes 3.2%, due in 2022	75,000	132	74,868
Senior unsecured notes 3.5%, due in 2023	125,000	247	124,753
Senior unsecured notes 3.4%, due in 2024	50,000	101	49,899
Senior unsecured notes 3.5%, due in 2024	100,000	247	99,753
Senior unsecured notes 3.6%, due in 2025	125,000	261	124,739
Senior unsecured notes 3.6%, due in 2026	125,000	261	124,739
Capital lease obligations	1,325	—	1,325
	$776,941	$1,392	$775,549
Current maturities of long-term obligations	(4,258)	—	(4,258)
Total long-term obligations	$772,683	$1,392	$771,291

At December 31, 2016, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$18,246	$—	$18,246
Senior unsecured notes 6.0%, due in 2018	75,000	37	74,963
Senior unsecured notes 3.8%, due in 2020	84,000	119	83,881
Senior unsecured notes 3.2%, due in 2022	75,000	138	74,862
Senior unsecured notes 3.5%, due in 2023	125,000	256	124,744
Senior unsecured notes 3.4%, due in 2024	50,000	104	49,896
Senior unsecured notes 3.5%, due in 2024	100,000	256	99,744
Senior unsecured notes 3.6%, due in 2025	125,000	269	124,731
Senior unsecured notes 3.6%, due in 2026	125,000	269	124,731
Capital lease obligations	1,542	—	1,542
	$778,788	$1,448	$777,340
Current maturities of long-term obligations	(4,603)	—	(4,603)
Total long-term obligations	$774,185	$1,448	$772,737

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $3,513, $79,849, $2,789, $85,838 and $1,726 and $601,901 thereafter.

NOTE 6 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2017	2016	2017	2016

Service cost	$2,420	$2,260	$1,337	$1,138
Interest cost	1,748	1,694	424	473
Expected return on plan assets	(2,464)	(2,118)	(568)	(545)
Amortization of net loss	801	821	447	384
Amortization of prior service cost	—	—	94	87
Net periodic benefit cost	$2,505	$2,657	$1,734	$1,537

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we expect to contribute approximately $24.0 million to our domestic defined benefit plans in 2017. As of March 31, 2017, we have contributed $20.0 million to these plans. We also expect to contribute approximately $2.5 million to our foreign defined benefit plans in 2017, and as of March 31, 2017, we have contributed approximately $0.9 million.

NOTE 7— ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total
Balance - December 31, 2015	$(206,725)	$(55,550)	$(72)	$(262,347)
Other comprehensive income before reclassifications	65,171	—	—	65,171
Amounts reclassified from accumulated other comprehensive income	—	833	7	840
Net current-period other comprehensive income	65,171	833	7	66,011
Balance - March 31, 2016	$(141,554)	$(54,717)	$(65)	$(196,336)

Balance - December 31, 2016	$(259,888)	$(59,775)	$(46)	$(319,709)
Other comprehensive income before reclassifications	23,184	—	—	23,184
Amounts reclassified from accumulated other comprehensive income	—	879	7	886
Net current-period other comprehensive income	23,184	879	7	24,070
Balance - March 31, 2017	$(236,704)	$(58,896)	$(39)	$(295,639)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended March 31,	2017	2016

Defined Benefit Pension Plans
Amortization of net loss	$1,248	$1,205	(a)
Amortization of prior service cost	94	87	(a)
	1,342	1,292	Total before tax
	(463)	(459)	Tax benefit
	$879	$833	Net of tax
Other
Changes in treasury locks	$10	$10	Interest Expense
	10	10	Total before tax
	(3)	(3)	Tax benefit
	$7	$7	Net of tax
Total reclassifications for the period	$886	$840

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

OTHER

As of March 31, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.5 million in prepaid and other and $1.2 million in accounts payable and accrued liabilities in the balance sheet.  All forward exchange contracts outstanding as of March 31, 2017 had an aggregate contract amount of $105.8 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016

Derivative Contracts Not Designated		March 31,	December 31,
as Hedging Instruments	Balance Sheet Location	2017	2016

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$547	$1,612
		$547	$1,612
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$1,180	$2,881
		$1,180	$2,881

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2017 and March 31, 2016

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2017	2016
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$645	$(2,406)
		$645	$(2,406)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
March 31, 2017
Derivative Assets	$547	—	$547	—	—	$547
Total Assets	$547	—	$547	—	—	$547

Derivative Liabilities	$1,180	—	$1,180	—	—	$1,180
Total Liabilities	$1,180	—	$1,180	—	—	$1,180

December 31, 2016
Derivative Assets	$1,612	—	$1,612	—	—	$1,612
Total Assets	$1,612	—	$1,612	—	—	$1,612

Derivative Liabilities	$2,881	—	$2,881	—	—	$2,881
Total Liabilities	$2,881	—	$2,881	—	—	$2,881

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2017, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$547	$—	$547	$—
Total assets at fair value	$547	$—	$547	$—
Liabilities
Forward exchange contracts (a)	$1,180	$—	$1,180	$—
Total liabilities at fair value	$1,180	$—	$1,180	$—

As of December 31, 2016, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,612	$—	$1,612	$—
Total assets at fair value	$1,612	$—	$1,612	$—
Liabilities
Forward exchange contracts (a)	$2,881	$—	$2,881	$—
Total liabilities at fair value	$2,881	$—	$2,881	$—

(a)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $750 million as of March 31, 2017 and $739 million as of December 31, 2016.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  While management believes the resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur and could include amounts in excess of any accruals which management has established.  Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows.

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at the Company’s facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, the Company reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB.   The Company is in the preliminary stages of further assessing the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for the further investigation and possible remediation, based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and preliminary nature of our discussions with CETESB. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure on the part of the Company to complete its remediation in a timely manner, could potentially result in fines or penalties levied on the Company. The Company has accrued a $1.5 million operating expense in the first quarter of 2017 relating to this contingency, which will be periodically reviewed, and adjusted as necessary, as the matter continues to evolve.

NOTE 11 — STOCK REPURCHASE PROGRAM

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

Shares repurchased are immediately retired.  During the three months ended March 31, 2017, the Company repurchased approximately 210 thousand shares for approximately $16.0 million.  During the three months ended March 31, 2016, the Company repurchased approximately 113 thousand shares for approximately $8.6 million.  As of March 31, 2017, there was $287.4 million of authorized share repurchases available to the Company.

NOTE 12 — STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units to employees under Stock Awards Plans approved by stockholders.  Restricted stock units (“RSUs”) are issued to non-employee directors under a  Director Restricted Stock Unit Plan and the 2016 Equity Incentive Plan, and stock options were formally issued to non-employee directors under a Director Stock Option Plan.  Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.  RSUs granted to employees generally vest over three years.  Director RSUs generally vest over one year.

Compensation expense attributable to employee stock options for the first three months of 2017 was approximately $6.9 million ($4.6 million after tax).  The income tax benefit related to this compensation expense was approximately $2.3 million.  Approximately $6.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense attributable to stock options for the first three months of 2016 was approximately $8.9 million ($5.9 million after tax).  The income tax benefit related to this compensation expense was approximately $3.0 million.  Approximately $7.9 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.85 and $10.59 per share during the first three months of 2017 and 2016, respectively.  These values were estimated on the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three Months Ended March 31,	2017	2016

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	15.8%	16.9%
Risk-free Interest Rate	2.2%	1.6%
Expected Life of Option (years)	6.7	6.7

A summary of option activity under the Company’s stock plans during the three months ended March 31, 2017 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2017	8,070,444	$56.36	281,334	$56.45
Granted	1,607,773	74.79	—	—
Exercised	(452,677)	40.41	—	—
Forfeited or expired	(12,357)	69.22	—	—
Outstanding at March 31, 2017	9,213,183	$60.35	281,334	$56.45
Exercisable at March 31, 2017	6,198,605	$54.63	255,998	$55.44
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2017	6.7		5.7
Exercisable at March 31, 2017	5.5		5.5
Aggregate Intrinsic Value:
Outstanding at March 31, 2017	$154,089		$5,802
Exercisable at March 31, 2017	$139,129		$5,536
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2017	$15,289		$—
March 31, 2016	$16,973		$436

The fair value of options vested during the three months ended March 31, 2017 and 2016 was $16.9 million and $16.3 million, respectively.  Cash received from option exercises was approximately $15.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $5.1 million in the three months ended March 31, 2017.  As of March 31, 2017, the remaining valuation of stock option awards to be expensed in future periods was $23.4 million and the related weighted-average period over which it is expected to be recognized is 2.3 years.

The fair value of RSU grants is the market price of the underlying shares on the grant date.  A summary of RSU activity as of March 31, 2017, and changes during the three month period then ended, is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	RSUs	Grant-Date Fair Value	RSUs	Grant-Date Fair Value
Nonvested at January 1, 2017	72,127	$69.31	15,745	$75.56
Granted	78,276	73.29	—	—
Vested	(40,963)	68.29	—	—
Forfeited	—	—	—	—
Nonvested at March 31, 2017	109,440	$72.54	15,745	$75.56

Compensation expense recorded attributable to RSUs for the first three months of 2017 and 2016 was approximately $0.9 million and $1.2 million, respectively.  The fair value of units vested during the three months ended March 31, 2017 and 2016 was $2.8 million and $656 thousand, respectively.  The intrinsic value of units vested during the three months ended March 31, 2017 and 2016 was $3.0 million and $773 thousand, respectively.  As of March 31, 2017, there was $5.6 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.5 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative total shareholder return of our common stock during a three year performance period compared to a peer group.  The total expected expense related to this program for awards outstanding as of March 31, 2017 is approximately $2.7 million, of which $282 thousand and $1.3 million was recognized in the first three months of 2017 and 2016, respectively.

NOTE 13 — EARNINGS PER SHARE

Aptar’s authorized common stock consists of 199 million shares, having a par value of $0.01 each.  Information related to the calculation of earnings per share is as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$51,820	$51,820	$43,863	$43,863

Average equivalent shares
Shares of common stock	62,355	62,355	62,722	62,722
Effect of dilutive stock based compensation
Stock options	1,827	—	2,299	—
Restricted stock	52	—	42	—
Total average equivalent shares	64,234	62,355	65,063	62,722
Net income per share	$0.81	$0.83	$0.67	$0.70

NOTE 14 — SEGMENT INFORMATION

The Company is organized into three reporting segments.  Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.  Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial information regarding the Company’s reportable segments is shown below:

Three Months Ended March 31,	2017	2016

Total Sales:
Beauty + Home	$326,933	$318,870
Pharma	196,914	183,135
Food + Beverage	82,349	85,396
Total Sales	606,196	587,401
Less: Intersegment Sales:
Beauty + Home	$4,485	$4,534
Pharma	2	—
Food + Beverage	393	529
Total Intersegment Sales	$4,880	$5,063
Net Sales:
Beauty + Home	$322,448	$314,336
Pharma	196,912	183,135
Food + Beverage	81,956	84,867
Net Sales	$601,316	$582,338
Segment Income (1):
Beauty + Home	$22,208	$23,528
Pharma	59,070	53,236
Food + Beverage	7,140	9,283
Corporate & Other	(11,006)	(18,195)
Interest Expense	(8,262)	(8,591)
Interest Income	330	584
Income before Income Taxes	$69,480	$59,845

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

Note 15 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damages to Aptar’s facility in Annecy, France in June 2016.  The fire was contained to one of three production units and there were no reported injuries. Aptar Annecy supplies anodized aluminum components for certain Aptar dispensing systems.  While repairs are underway, Aptar will source from its network of suppliers as well as from its anodizing facility in Brazil.  The Company is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results.  Costs related to the fire of $4.9 million were incurred during the three months ended March 31, 2017.  We have increased our insurance receivable from $0.8 million at December 31, 2016 to $4.4 million at March 31, 2017 for known losses for which insurance reimbursement is probable, which is included in Prepaid and Other in the Condensed Consolidated Balance Sheet.  In many cases, our insurance coverage exceeds the amount of these recognized losses. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.  We  recognized net expenses of $1.3 million related to the Annecy fire during the first quarter of 2017.  These costs are included in the Beauty + Home segment.

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

Mega Airless contributed sales of $16.2 million and pretax income of $1.3 million for the three months ended March 31, 2017.  For the three months ended March 31, 2016, Mega Airless contributed sales of $6.2 million and a pretax loss of $1.8 million due to a purchase accounting adjustment of $2.6 million related to the inventory fair value adjustment.  The results of the acquired business from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Beauty + Home and Pharma reporting segments.

For the three months ended March 31, 2016, we recognized $5.6 million in transaction costs related to the acquisition of Mega Airless.  These costs are reflected as corporate & other expenses in the selling, research & development and administrative section of the Condensed Consolidated Statements of Income.

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

We finalized our purchase accounting for Mega Airless in 2016.  As a result, no adjustments were made to the net assets acquired during the quarter ended March 31, 2017.

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

The pro forma results do not include any synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the date indicated.

Three Months Ended March 31,	2016

Net Sales	$591,898
Net Income Attributable to AptarGroup Inc.	50,186
Net Income per common share — basic	0.80
Net Income per common share — diluted	0.77

In February 2017, the Company acquired a 20% minority investment in Kali Care, Inc. for $5.0 million. Kali Care, Inc. (“Kali Care”) is a Silicon Valley-based technology company, which provides digital monitoring systems for ophthalmic medication. Kali Care’s sensing technology allows clinicians to collect real time compliance data and is a powerful tool for ophthalmologists in managing the care of their patients and represents an additional investment into connected devices for our Pharma applications.  This investment is being accounted for under the equity method of accounting from the date of acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Three Months Ended March 31,	2017	2016

Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.0	64.2
Selling, research & development and administrative	16.9	17.7
Depreciation and amortization	6.2	6.2
Operating income	12.9	11.9
Other expense	(1.3)	(1.6)
Income before income taxes	11.6	10.3
Net Income	8.6	7.5
Effective tax rate	25.4%	26.7%
Adjusted EBITDA margin (1)	19.1%	19.2%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 24.

NET SALES

We reported net sales of $601.3 million for the quarter ended March 31, 2017, which represents a 3% increase compared to $582.3 million reported during the first quarter of 2016. The average U.S. dollar exchange rate strengthened compared to the Euro, resulting in a negative currency translation impact of 2%.  The acquisition of Mega Airless positively impacted sales by 2%.  Therefore core sales, which exclude acquisitions and changes in foreign currency rates, increased by 3% in the first quarter of 2017 compared to the first quarter of 2016.  Core sales were positively impacted by significant product sales growth in our Pharma segment along with strong tooling sales growth across all three operating segments of approximately $9.2 million.  Improving product sales in our Beauty + Home segment offset some areas of softness in our Food + Beverage segment.

First Quarter 2017	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	1%	10%	(1)%	3%
Acquisitions	3%	1%	—%	2%
Currency Effects (1)	(1)%	(3)%	(2)%	(2)%
Total Reported Net Sales Growth	3%	8%	(3)%	3%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

Three Months Ended March 31,	2017	% of Total	2016	% of Total

Domestic	$159,330	27%	$161,395	28%
Europe	350,497	58%	329,967	57%
Latin America	53,604	9%	47,892	8%
Asia	37,885	6%	43,084	7%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment income on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales decreased slightly to 64.0% in the first quarter of 2017 compared to 64.2% in the first quarter of 2016. The decrease is mainly due to the mix of sales across our different business segments as sales in our Pharma segment drove a higher percentage of overall sales.  This positively impacts our COS percentage as margins on our pharmaceutical products typically are higher than the overall Company average. Our COS percentage was negatively impacted by approximately $1.2 million due to the timing delay of resin pass-through of increasing resin prices to our customers along with some operational inefficiencies in certain regions during the first quarter of 2017.  The 2016 COS percentage was negatively impacted by $2.6 million of purchase accounting adjustments related to inventory acquired in our Mega Airless acquisition.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $1.5 million in the first quarter of 2017 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A decreased by approximately $0.1 million in the quarter. In 2016, we recognized one-time transaction costs of $5.6 million related to the Mega Airless acquisition which did not repeat in 2017. We also benefitted from $2.3 million of lower stock compensation costs in 2017 mainly due to the timing of substantive vesting requirements.  These decreases were offset by $0.9 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc. and $1.5 million of incremental operating costs related to the two additional months of Mega Airless activity in 2017.  We also recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s facility in Brazil.  Due to higher sales and relatively stable costs, SG&A as a percentage of net sales decreased to 16.9% compared to 17.7% in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $1.4 million in the first quarter of 2017 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $2.1 million in the quarter compared to the same period a year ago. The increase is due to $2.6 million of incremental depreciation and amortization related to the two additional months of Mega Airless activity in 2017.  As depreciation and amortization expenses increased at approximately the same rate as sales, depreciation and amortization as a percentage of net sales in the first quarter of 2017 remained consistent at 6.2% when compared to the same period a year ago.

OPERATING INCOME

Operating income increased approximately $8.3 million in the first quarter of 2017 to $77.5 million compared to $69.2 million in the same period of the prior year.  Excluding changes in foreign currency rates, operating income increased by approximately $10.2 million in the quarter compared to the same period a year ago, mainly due to growth in our Pharma segment.  2016 operating income was negatively impacted by $5.6 million of transaction costs and $2.6 million of purchase accounting adjustments related to our Mega Airless acquisition. As reported, operating income as a percentage of net sales increased to 12.9% in the first quarter of 2017 compared to 11.9% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the first quarter of 2017 decreased to $8.1 million from $9.4 million in the same period of the prior year. This is due to lower foreign exchange costs on our forward exchange contracts as we experienced less exchange rate volatility in certain countries during the first quarter of 2017 compared to the same period in 2016.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 25.4% for the three months ended March 31, 2017 compared to 26.7% for the same period ended March 31, 2016.  The current year rate includes a 3.9% benefit from the new accounting standard for employee share-based payments, which the Company has adopted in 2017 and 1.6% benefit from excess tax credits due to repatriation activities. The prior year period includes a 5.0% benefit from various discrete items, including certain tax refunds.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $51.8 million in the first quarter of 2017 compared to $43.9 million in the first quarter of 2016.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2017	2016

Net Sales	$322,448	$314,336
Segment Income	22,208	23,528
Segment Income as a percentage of Net Sales	6.9%	7.5%
Adjusted EBITDA margin (1)	13.1%	14.3%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 24.

Net sales for the quarter ended March 31, 2017 increased 3% to $322.4 million compared to $314.3 million in the first quarter of the prior year.  The Mega Airless acquisition positively impacted net sales by 3% in the first quarter of 2017 while changes in currency rates negatively impacted net sales by 1%.  Therefore, core sales increased 1% in the first quarter of 2017 compared to the same quarter of the prior year.  Increases in the beauty market more than offset flat sales in the personal care market and a decline in our home care business during the quarter.  We recognized strong product sales growth across all market fields in Europe and from our beauty products sold in China.  This growth was negatively impacted by softer demand in North America and Southeast Asia.  We also realized $2.6 million higher tooling sales over the prior year, mainly impacting the beauty market.

First Quarter 2017	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	—%	1%	(2)%	1%
Acquisitions	3%	5%	—%	3%
Currency Effects (1)	(1)%	(2)%	—%	(1)%
Total Reported Net Sales Growth	2%	4%	(2)%	3%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the first quarter of 2017 decreased 6% to $22.2 million compared to $23.5 million reported in the same period in the prior year.  We recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s anodizing facility in Brazil.  Operational headwinds in North America offset the benefit of sales growth recognized in the first quarter 2017.   Higher resin costs negatively impacted operating margins by $0.4 million.

PHARMA SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

Three Months Ended March 31,	2017	2016

Net Sales	$196,912	$183,135
Segment Income	59,070	53,236
Segment Income as a percentage of Net Sales	30.0%	29.1%
Adjusted EBITDA margin (1)	35.0%	34.4%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 24.

Net sales for the Pharma segment increased by 8% in the first quarter of 2017 to $196.9 million compared to $183.1 million in the first quarter of 2016.  The Mega Airless acquisition positively impacted net sales by 1% in the first quarter of 2017 while changes in currency rates negatively impacted net sales by 3%.  Therefore, core sales increased by 10% in the first quarter of 2017 compared to the first quarter of 2016.  All three markets realized strong sales growth during the first quarter of 2017.  The consumer health care market reported a core sales increase of 15% on strong demand for decongestants and ophthalmics.  The prescription drug market reported core sales increases of 8% on strong tooling sales and increasing allergy rhinitis products sales during the first quarter of 2017.  Core sales of our products to the injectables markets increased 10% due to the ramp up of our increased capacities in Europe. For the segment, tooling sales increased by $6.0 million over the prior year, mainly impacting the prescription market as discussed above.

First Quarter 2017	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	8%	15%	10%	10%
Acquisitions	—%	3%	—%	1%
Currency Effects (1)	(3)%	(3)%	(3)%	(3)%
Total Reported Net Sales Growth	5%	15%	7%	8%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the first quarter of 2017 increased 11% to $59.1 million compared to $53.2 million reported in the same period in the prior year, mainly due to increased device and tooling sales discussed above.  Operational efficiencies due to the strong sales volumes were able to offset $0.9 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2017	2016

Net Sales	$81,956	$84,867
Segment Income	7,140	9,283
Segment Income as a percentage of Net Sales	8.7%	10.9%
Adjusted EBITDA margin (1)	15.8%	17.8%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 24.

Net sales for the quarter ended March 31, 2017 decreased approximately 3% to $82.0 million compared to $84.9 million in the first quarter of the prior year. Changes in foreign currency rates had a negative impact of 2% on the total segment sales. Therefore, core sales decreased by 1% in the first quarter of 2017 compared to the first quarter of 2016.  Core sales to the food market increased 2% while core sales to the beverage market decreased 7% in the first quarter of 2017 compared to the same period of the prior year.  Sales to the food market increased with strong sales of our products used on sauces and condiments applications along with increases in the dairy and coffee & granular application fields.  For the beverage market, strong sales to our bottled water customers were more than offset by a decrease in functional drink application sales, mainly in China. Sales for the first quarter 2017 were favorably impacted by higher tooling sales of $0.6 million.

First Quarter 2017
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	2%	(7)%	(1)%
Acquisitions	—%	—%	—%
Currency Effects (1)	(1)%	(2)%	(2)%
Total Reported Net Sales Growth	1%	(9)%	(3)%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the first quarter of 2017 decreased approximately 23% to $7.1 million compared to $9.3 million reported in the same period of the prior year. Decreases in sales volumes noted above negatively impacted segment income during the first quarter of 2017.  Higher resin costs along with a negative impact due to the mix of products sold also had a negative impact on segment income during the first quarter of 2017 compared to the same period in 2016.

CORPORATE & OTHER

In addition to our three operating business segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 to the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense decreased to $11.0 million for the quarter ended March 31, 2017 compared to $18.2 million in the first quarter of the prior year, mainly due to $5.6 million of transaction costs related to the Mega Airless acquisition in 2016, and lower stock compensation costs in 2017, mainly due to the timing of substantive vesting requirements.

NON-U.S. GAAP MEASURES

In addition to the information presented herein that conforms to U.S. GAAP, we also present financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S. GAAP financial measures because they allow for a better period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect Aptar’s core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the unaudited condensed consolidated statements of income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

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

We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the impact of transaction costs and purchase accounting adjustments that affected the inventory values related to the Mega Airless acquisition.

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

	Three Months Ended
	March 31, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$601,316	$322,448	$196,912	$81,956	$-	$-

Reported net income	$51,805
Reported income taxes	17,675
Reported income before income taxes	69,480	22,208	59,070	7,140	(11,006)	(7,932)
Adjustments:
None
Adjusted earnings before income taxes	69,480	22,208	59,070	7,140	(11,006)	(7,932)
Interest expense	8,262					8,262
Interest income	(330)					(330)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	77,412	22,208	59,070	7,140	(11,006)	-
Depreciation and amortization	37,331	19,880	9,771	5,806	1,874	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$114,743	$42,088	$68,841	$12,946	$(9,132)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		6.9%	30.0%	8.7%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.1%	13.1%	35.0%	15.8%

	Three Months Ended
	March 31, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$582,338	$314,336	$183,135	$84,867	$-	$-

Reported net income	$43,866
Reported income taxes	15,979
Reported income before income taxes	59,845	23,528	53,236	9,283	(18,195)	(8,007)
Adjustments:
Transaction costs related to the Mega Airless acquisition	5,640				5,640
Purchase accounting adjustments related to Mega Airless inventory	2,577	2,151	426
Adjusted earnings before income taxes	68,062	25,679	53,662	9,283	(12,555)	(8,007)
Interest expense	8,591					8,591
Interest income	(584)					(584)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	76,069	25,679	53,662	9,283	(12,555)	-
Depreciation and amortization	35,887	19,258	9,257	5,824	1,548	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$111,956	$44,937	$62,919	$15,107	$(11,007)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		7.5%	29.1%	10.9%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.2%	14.3%	34.4%	17.8%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2017	2016

Notes payable	$5,680	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	4,258	4,603
Long-Term Obligations, net of unamortized debt issuance costs	771,291	772,737
Total Debt	781,229	946,553
Less:
Cash and equivalents	284,727	466,287
Net Debt	$496,502	$480,266

Total Stockholders' Equity	$1,240,617	$1,174,242
Net Debt	496,502	480,266
Net Capital	$1,737,119	$1,654,508

Net Debt to Net Capital	28.6%	29.0%

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

We generally incur higher employee stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2017 is as follows:

2017
First Quarter	$6.9
Second Quarter (estimated for 2017)	3.3
Third Quarter (estimated for 2017)	2.9
Fourth Quarter (estimated for 2017)	2.8
$15.9

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first three months of 2017, our operations provided approximately $41.0 million in cash flow compared to $11.9 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to profit growth and a decrease in working capital requirements.

We used $38.4 million in cash for investing activities during the first three months of 2017 compared to $198.7 million during the same period a year ago. The decrease is due primarily to the Mega Airless acquisition in 2016 of $203.0 million, net of cash received. Our investment in capital projects increased $10.6 million from the first quarter 2016.  We also invested $5 million for a 20% minority investment in a technology company which provides digital monitoring systems for ophthalmic medication. Our 2017 estimated cash outlays for capital expenditures are expected to be approximately $160 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used $186.0 million in cash for financing activities during the first three months of 2017, compared to proceeds of $71.5 million during the same period a year ago.  We repatriated approximately $263 million from Europe to the U.S. in the first quarter.  These funds were used to pay down our revolving credit facility and to repurchase and retire common stock.  For 2016, proceeds from notes payable were used to partially finance the acquisition of Mega Airless and to repurchase and retire common stock.  Proceeds from stock option exercises were offset by the cash paid to stockholders in dividends during 2017 and 2016.

Cash and equivalents decreased to $284.7 million at March 31, 2017 from $466.3 million at December 31, 2016 mainly due to paying down the revolving credit facility with repatriated funds.  Total short and long-term interest bearing debt decreased in the first three months of 2017 to $781.2 million from $946.6 million at December 31, 2016 also primarily due to paying down the revolving credit facility.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents less short-term investments) to Net Capital (stockholder’s equity plus Net Debt) was 28.6% at March 31, 2017 compared to 29.0% at December 31, 2016. See the reconciliation of Non-U.S. GAAP measures starting on page 24.

The Company maintains a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in Aptar’s consolidated leverage ratio. We had no balance under the credit facility at March 31, 2017.  At December 31, 2016, we had an outstanding balance of $166 million under the credit facility.  We incurred approximately $170 thousand and $189 thousand in interest and fees related to this credit facility during the three months ended March 31, 2017 and 2016, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2017
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.15 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	13.45 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  The majority of our $284.7 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The Company repatriated approximately $263 million to the U.S. in the first quarter 2017 to reduce existing debt levels and fund stock repurchases. To better balance our capital structure, the Company is also planning to repatriate an additional $750 million of earnings previously designated as indefinitely reinvested, and therefore has removed the indefinite reinvestment assertion on such amounts.  We intend to borrow a mixture of fixed medium-term and variable short-term European debt to facilitate a repatriation to the U.S. later in 2017.  The Company expects its future excess European cash flows will be sufficient to service this new debt and allow for further repatriation of current earnings to the U.S., if necessary.  There are no significant tax consequences expected from either repatriation due to the amount of tax credits associated with the repatriation under current U.S. tax law.

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

On April 20, 2017, the Board of Directors declared a quarterly cash dividend of $0.32 per share payable on May 24, 2017 to stockholders of record as of May 3, 2017.

CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting the Company’s business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  Standards which are effective for 2017 are discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales and we are in the process of assessing the impact of the new guidance on these revenue streams.  We are also evaluating our license, exclusivity and royalty arrangements, which will need to be reviewed individually to ensure proper accounting under the new standard. Based on our reviews performed to date, we continue to anticipate adopting the full retrospective transition method for implementing this guidance on the standard’s effective date.

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

In March 2017, the FASB issued guidance to disaggregate the current service cost component from the other components of net periodic benefit costs.  The service cost component should be presented within compensation costs while the other components should be presented outside of income from operations. The guidance also clarifies that only the service cost component is eligible for capitalization.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

For the second quarter, we currently expect growth in our Pharma and Food + Beverage segments.  Our Beauty + Home segment may be impacted by uncertainties, including the pace of economic growth in the U.S. and Brazil.  Aptar expects earnings per share for the second quarter to be in the range of $0.92 to $0.97 per share, compared to $0.91 per share reported in the prior year.  Our guidance range is based on an effective tax rate range of 26.5% to 27.5%, which includes an estimate of the potential tax benefit from our adoption of the new accounting standard for share-based compensation.  Adjusting for changes in foreign currency exchange rates, comparable adjusted earnings per share for the prior year were approximately $0.87.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, Environmental Matters and Other Contingencies, and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•	the possible impact and consequences of the fire at the Company’s facility in Annecy, France;
•	the impact and extent of contamination found at the Company’s facility in Brazil;
•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates;
•	changes in customer and/or consumer spending levels;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	loss of one or more key accounts;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to successfully implement facility expansions and new facility projects;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war, terrorism or social unrest;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	the success of our customers’ products, particularly in the pharmaceutical industry;

•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of March 31, 2017 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2017.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc / Euro	$59,662	0.9406	57,757-59,662
Euro / Brazilian Real	13,689	3.3232	12,212-13,689
Euro / Indian Rupee	10,457	73.9717	10,016-10,457
Euro / Us Dollar	7,272	1.0727	7,272-29,091
Czech Koruna / Euro	2,987	0.0371	2,561-2,987
Us Dollar / Euro	2,778	0.9288	2,778-9,728
Euro / Indonesian Rupiah	1,771	15,725.0000	1,771-1,771
Euro / Colombian Peso	1,673	3,177.0000	1,673-3,181
Euro / Thai Baht	1,272	39.4222	1,017-1,272
Mexican Peso / Us Dollar	1,063	0.0507	552-1,063
Thai Baht / Euro	1,063	0.0262	551-1,063
British Pound / Euro	859	1.1413	603-2,265
Other	1,296
Total	$105,842

As of March 31, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.5 million in prepaid and other and $1.2 million in accounts payable in the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2017, the Company implemented enterprise resource planning (“ERP”) systems at one operating facility.  Consequently, the control environments have been modified at this location to incorporate the controls contained within the new ERP system.  Other than this item, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2017, the Plan purchased no shares of our common stock on behalf of the participants, and sold 2,525 shares of our common stock on behalf of the participants at an average price of $74.74 per share, for an aggregate amount of $189 thousand.  At March 31, 2017, the Plan owned 68,097 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

Shares repurchased are immediately retired.  The Company spent $16.0 million to repurchase approximately 210 thousand shares during the first quarter of 2017.

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2017:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

1/1 – 1/31/17	22,452	$74.17	22,452	$301.8
2/1 – 2/28/17	—	—	—	301.8
3/1 – 3/31/17	187,500	76.58	187,500	287.4
Total	209,952	$76.33	209,952	$287.4

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2017, filed with the SEC on May 1, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets – March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2017 and 2016 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 1, 2017

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2017, filed with the SEC on May 1, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income - Three Months Ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets – March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2017 and 2016 and (vi) the Notes to Condensed Consolidated Financial Statements.