Form 10-Q
period 2017-06-30
APTARGROUP INC
filed 2017-08-02
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2017
Common Stock, $.01 par value per share	62,724,479 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2017

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$617,746	$619,999	$1,219,062	$1,202,337
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	399,954	389,863	784,886	764,066
Selling, research & development and administrative	95,659	96,131	197,175	199,146
Depreciation and amortization	37,242	40,390	74,573	76,277
	532,855	526,384	1,056,634	1,039,489
Operating Income	84,891	93,615	162,428	162,848

Other (Expense) Income:
Interest expense	(7,712)	(9,203)	(15,974)	(17,794)
Interest income	643	460	973	1,044
Equity in results of affiliates	(22)	(51)	(70)	(172)
Miscellaneous, net	1,768	(463)	1,691	(1,723)
	(5,323)	(9,257)	(13,380)	(18,645)

Income before Income Taxes	79,568	84,358	149,048	144,203

Provision for Income Taxes	14,379	25,307	32,054	41,286

Net Income	$65,189	$59,051	$116,994	$102,917

Net Income Attributable to Noncontrolling Interests	$(15)	$(3)	$—	$(6)

Net Income Attributable to AptarGroup, Inc.	$65,174	$59,048	$116,994	$102,911

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.04	$0.94	$1.87	$1.64
Diluted	$1.01	$0.91	$1.81	$1.58

Average Number of Shares Outstanding:
Basic	62,631	63,053	62,494	62,888
Diluted	64,828	64,785	64,519	65,063

Dividends per Common Share	$0.32	$0.30	$0.64	$0.60

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Income	$65,189	$59,051	$116,994	$102,917
Other Comprehensive Income:
Foreign currency translation adjustments	28,416	(34,725)	51,602	30,447
Changes in treasury locks, net of tax	7	6	14	13
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	69	59	136	116
Amortization of net loss included in net income, net of tax	827	782	1,639	1,558
Total defined benefit pension plan, net of tax	896	841	1,775	1,674
Total other comprehensive income (loss)	29,319	(33,878)	53,391	32,134
Comprehensive Income	94,508	25,173	170,385	135,051
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(20)	5	(7)	1
Comprehensive Income Attributable to AptarGroup, Inc.	$94,488	$25,178	$170,378	$135,052

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and equivalents	$336,915	$466,287
Accounts and notes receivable, less allowance for doubtful accounts of $3,140 in 2017 and $2,989 in 2016	499,697	433,127
Inventories	320,082	296,914
Prepaid and other	87,775	73,842
	1,244,469	1,270,170
Property, Plant and Equipment:
Buildings and improvements	392,940	368,260
Machinery and equipment	2,089,814	1,938,352
	2,482,754	2,306,612
Less: Accumulated depreciation	(1,676,064)	(1,545,384)
	806,690	761,228
Land	25,018	23,093
	831,708	784,321
Other Assets:
Investments in affiliates	9,425	4,241
Goodwill	429,579	407,522
Intangible assets	95,454	94,489
Miscellaneous	53,229	46,042
	587,687	552,294
Total Assets	$2,663,864	$2,606,785

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	June 30,	December 31,
	2017	2016

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$2,299	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	5,590	4,603
Accounts payable and accrued liabilities	471,171	369,139
	479,060	542,955
Long-Term Obligations, net of unamortized debt issuance costs	770,648	772,737
Deferred Liabilities and Other:
Deferred income taxes	16,828	16,803
Retirement and deferred compensation plans	82,789	94,545
Deferred and other non-current liabilities	5,363	5,503
Commitments and contingencies	—	—
	104,980	116,851
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.5 and 66.0 million shares issued as of June 30, 2017 and December 31, 2016, respectively	665	660
Capital in excess of par value	594,145	546,682
Retained earnings	1,238,123	1,197,234
Accumulated other comprehensive (loss)	(266,325)	(319,709)
Less: Treasury stock at cost, 3.9 million shares as of June 30, 2017 and December 31, 2016	(257,731)	(250,917)
Total AptarGroup, Inc. Stockholders’ Equity	1,308,877	1,173,950
Noncontrolling interests in subsidiaries	299	292
Total Stockholders’ Equity	1,309,176	1,174,242
Total Liabilities and Stockholders’ Equity	$2,663,864	$2,606,785

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2015	$1,185,681	$(262,347)	$667	$(270,052)	$495,462	$295	$1,149,706
Net income	102,911	—	—	—	—	6	102,917
Foreign currency translation adjustments	—	30,454	—	—	—	(7)	30,447
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	1,674	—	—	—	—	1,674
Changes in treasury locks, net of tax	—	13	—	—	—	—	13
Stock awards and option exercises	—	—	7	13,549	46,679	—	60,235
Cash dividends declared on common stock	(37,717)	—	—	—	—	—	(37,717)
Common stock repurchased and retired	(43,668)	—	(6)	—	(5,009)	—	(48,683)
Balance - June 30, 2016	$1,207,207	$(230,206)	$668	$(256,503)	$537,132	$294	$1,258,592

Balance - December 31, 2016	$1,197,234	$(319,709)	$660	$(250,917)	$546,682	$292	$1,174,242
Net income	116,994	—	—	—	—	—	116,994
Foreign currency translation adjustments	—	51,595	—	—	—	7	51,602
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	1,775	—	—	—	—	1,775
Changes in treasury locks, net of tax	—	14	—	—	—	—	14
Stock awards and option exercises	—	—	10	19,914	52,279	—	72,203
Cash dividends declared on common stock	(39,932)	—	—	—	—	—	(39,932)
Treasury stock purchased	—	—	—	(26,728)	—	—	(26,728)
Common stock repurchased and retired	(36,173)	—	(5)	—	(4,816)	—	(40,994)
Balance - June 30, 2017	$1,238,123	$(266,325)	$665	$(257,731)	$594,145	$299	$1,309,176

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2017	2016

Cash Flows from Operating Activities:
Net income	$116,994	$102,917
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	69,638	72,042
Amortization	4,935	4,235
Stock based compensation	11,719	14,405
Provision for doubtful accounts	49	245
Deferred income taxes	1,091	35
Defined benefit plan expense	8,547	8,423
Equity in results of affiliates	70	172
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(45,760)	(80,728)
Inventories	(5,971)	(16,757)
Prepaid and other current assets	(10,602)	(18,541)
Accounts payable and accrued liabilities	29,147	7,698
Income taxes payable	(2,150)	(683)
Retirement and deferred compensation plan liabilities	(22,331)	(15,141)
Other changes, net	(6,454)	5,894
Net Cash Provided by Operations	148,922	84,216
Cash Flows from Investing Activities:
Capital expenditures	(66,705)	(56,942)
Proceeds from sale of property and equipment, including insurance proceeds	978	1,446
Maturity of short-term investments	—	29,485
Acquisition of business, net of cash acquired	—	(202,985)
Acquisition of intangible assets	—	(2,493)
Investment in unconsolidated affiliate	(5,000)	—
Notes receivable, net	396	324
Net Cash Used by Investing Activities	(70,331)	(231,165)
Cash Flows from Financing Activities:
(Repayments of) proceeds from notes payable	(167,014)	59,330
Proceeds from long-term obligations	2,535	78
Repayments of long-term obligations	(4,727)	(2,343)
Dividends paid	(39,932)	(37,717)
Proceeds from stock option exercises	60,484	38,947
Purchase of treasury stock	(26,728)	—
Common stock repurchased and retired	(40,994)	(48,683)
Excess tax benefit from exercise of stock options	—	6,884
Net Cash (Used) Provided by Financing Activities	(216,376)	16,496
Effect of Exchange Rate Changes on Cash	8,413	2,216
Net Decrease in Cash and Equivalents	(129,372)	(128,237)
Cash and Equivalents at Beginning of Period	466,287	489,901
Cash and Equivalents at End of Period	$336,915	$361,664

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

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales.  We are also evaluating our license, exclusivity and royalty arrangements, which need to be reviewed individually to ensure proper accounting under the new standard. To date, our internal project team has reviewed a substantial portion of contracts and we continue to work on quantifying the impact this adoption will have on our financial statements. We also continue to progress in reviewing and developing the additional disclosures required by the standard.  We currently anticipate adopting the full retrospective transition method for implementing this guidance on the standard’s effective date.

In July 2015, the FASB issued new guidance for simplifying the measurement of inventory.  The core principle of the guidance is that an entity should measure inventory at the lower of cost or net realizable value.  This standard is effective for annual reporting periods beginning after December 15, 2016.  The Company adopted the requirements of the standard and the impact is not material to our current year financial statements.

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

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company has prospectively adopted the standard resulting in $5.6 million and $8.3 million of additional tax deductions that would have been previously recorded in stockholders’ equity now being reported as a reduction in tax expense for the three and six months ended June 30, 2017, respectively.  The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP. We have also prospectively adopted the standard for the presentation of the condensed consolidated statements of cash flows.  The impact of excess tax benefits from exercise of stock options is now shown within cash flows from operating activities instead of cash flows from financing activities.  In addition, the Company has elected to continue its current practice of estimating expected forfeitures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Consolidated Financial Statements.

RETIREMENT OF COMMON STOCK

During the first six months of 2017, the Company repurchased 822 thousand shares of common stock, of which 512 thousand shares were immediately retired.  During the first six months of 2016, the Company repurchased and immediately retired 636 thousand shares of common stock.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The excess of purchase price over par value may be charged entirely to retained earnings or may be allocated between additional paid-in capital and retained earnings. The Company has elected to allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

In making the determination of which foreign earnings are permanently reinvested in foreign operations, the Company considers numerous factors, including the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and stockholder capital both within the U.S. and for non-U.S. operations.  During 2016, the Company decided to repatriate a portion of our 2016 and 2017 foreign earnings.  In the first quarter of 2017, the Company repatriated $263 million, most of which was used to reduce existing debt levels and fund stock repurchases.  To better balance our capital structure, the Company repatriated an additional €700 million of foreign earnings in July 2017 (see Note 17 – Subsequent Events).  The Company has recognized a $3 million tax benefit in the current period associated with these repatriation activities.  The Company maintains its assertion that the approximately $594 million of remaining foreign earnings are permanently reinvested.  As such, the Company does not provide for taxes on these earnings.

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

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the second quarter of 2017, the Company determined that the impact of restricted stock unit (RSU) vesting was incorrectly presented in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.  The effect of correcting this error results in a reduction to Net Cash Provided by Operations with a corresponding increase to Net Cash (Used) Provided by Financing Activities.  As this error represents a reclassification between two accounts within the Condensed Consolidated Statement of Cash Flows, the Condensed Consolidated Statements of Income, the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Changes in Equity are not impacted by this change.  The Company determined the error is not material to previously issued financial statements but was significant enough to revise.  Following is a summary of the previously issued financial statement line items impacted by this revision for all periods and statements included in this report:

	As Previously
	Reported	Adjustment	As Revised
Revised Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016
Retirement and deferred compensation plan liabilities	$(13,296)	$(1,845)	$(15,141)
Net Cash Provided by Operations	86,061	(1,845)	84,216
Proceeds from stock option exercises	37,102	1,845	38,947
Net Cash (Used) Provided by Financing Activities	14,651	1,845	16,496

NOTE 2 - INVENTORIES

Inventories, by component, consisted of:

	June 30,	December 31,
	2017	2016

Raw materials	$103,302	$98,014
Work in process	99,430	91,646
Finished goods	117,350	107,254
Total	$320,082	$296,914

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2016 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$211,371	$180,050	$16,101	$1,615	$409,137
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2016	$211,371	$180,050	$16,101	$—	$407,522
Foreign currency exchange effects	7,682	13,898	477	—	22,057
Goodwill	$219,053	$193,948	$16,578	$1,615	$431,194
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2017	$219,053	$193,948	$16,578	$—	$429,579

The table below shows a summary of intangible assets as of June 30, 2017 and December 31, 2016.

		June 30, 2017			December 31, 2016

Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.2	$7,436	$(7,419)	$17	$6,859	$(6,839)	$20
Acquired technology	14.9	45,244	(12,397)	32,847	41,731	(10,040)	31,691
Customer relationships	11.8	66,543	(10,021)	56,522	63,006	(6,696)	56,310
License agreements and other	7.8	19,391	(13,322)	6,069	18,516	(12,048)	6,468
Total intangible assets	11.7	$138,614	$(43,160)	$95,454	$130,112	$(35,623)	$94,489

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2017 and 2016 was $2,506 and $2,749, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2017 and 2016 was $4,935 and $4,235, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2017	$5,123	(remaining estimated amortization for 2017)
2018	10,287
2019	10,109
2020	8,938
2021 and thereafter	60,997

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2017.

NOTE 4 — INCOME TAXES

The reported effective tax rate decreased to 18.1% for the three months ended June 30, 2017 compared to 30.0% for the same period ended June 30, 2016, resulting in a decrease to the Provision for Income Taxes of approximately $11 million.  The reported effective tax rate also decreased to 21.5% for the six months ended June 30, 2017 compared to 28.6% for the six months ended June 30, 2016, resulting in a decrease to the Provision for Income Taxes of approximately $9 million.  The decrease is due primarily to two factors - a benefit of 7% received from the new accounting standard for employee share-based payments, which the Company adopted in 2017, and an additional 4% reduction in connection with our repatriation activities, which was primarily related to tax benefits associated with the forward contract discussed in Note 8.   For the six months ended June 30, 2017, the rate also benefitted from the new accounting standard for employee share-based payments as well as from tax benefits due to repatriation activities.

The Company had approximately $6.9 and $6.4 million recorded for income tax uncertainties as of June 30, 2017 and December 31, 2016, respectively.  The increase is attributable to changes in existing tax positions as well as currency fluctuations. The uncertain amounts, if recognized, that would impact the effective tax rate are $6.9 and $6.4 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $5.0 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 – LONG –TERM OBLIGATIONS

At June 30, 2017, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$17,454	$—	$17,454
Senior unsecured notes 6.0%, due in 2018	75,000	24	74,976
Senior unsecured notes 3.8%, due in 2020	84,000	105	83,895
Senior unsecured notes 3.2%, due in 2022	75,000	126	74,874
Senior unsecured notes 3.5%, due in 2023	125,000	238	124,762
Senior unsecured notes 3.4%, due in 2024	50,000	97	49,903
Senior unsecured notes 3.5%, due in 2024	100,000	238	99,762
Senior unsecured notes 3.6%, due in 2025	125,000	254	124,746
Senior unsecured notes 3.6%, due in 2026	125,000	254	124,746
Capital lease obligations	1,119	—	1,119
	$777,573	$1,335	$776,238
Current maturities of long-term obligations	(5,590)	—	(5,590)
Total long-term obligations	$771,983	$1,335	$770,648

At December 31, 2016, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$18,246	$—	$18,246
Senior unsecured notes 6.0%, due in 2018	75,000	37	74,963
Senior unsecured notes 3.8%, due in 2020	84,000	119	83,881
Senior unsecured notes 3.2%, due in 2022	75,000	138	74,862
Senior unsecured notes 3.5%, due in 2023	125,000	256	124,744
Senior unsecured notes 3.4%, due in 2024	50,000	104	49,896
Senior unsecured notes 3.5%, due in 2024	100,000	256	99,744
Senior unsecured notes 3.6%, due in 2025	125,000	269	124,731
Senior unsecured notes 3.6%, due in 2026	125,000	269	124,731
Capital lease obligations	1,542	—	1,542
	$778,788	$1,448	$777,340
Current maturities of long-term obligations	(4,603)	—	(4,603)
Total long-term obligations	$774,185	$1,448	$772,737

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $5,116, $79,672, $2,348, $85,846 and $1,848 and $601,624 thereafter.

NOTE 6 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2017	2016	2017	2016

Service cost	$2,433	$2,260	$1,382	$1,163
Interest cost	1,757	1,694	438	482
Expected return on plan assets	(2,475)	(2,117)	(586)	(556)
Amortization of net loss	801	821	460	393
Amortization of prior service cost	—	—	98	89
Net periodic benefit cost	$2,516	$2,658	$1,792	$1,571

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2017	2016	2017	2016

Service cost	$4,853	$4,520	$2,719	$2,301
Interest cost	3,505	3,388	862	955
Expected return on plan assets	(4,939)	(4,235)	(1,154)	(1,101)
Amortization of net loss	1,602	1,642	907	777
Amortization of prior service cost	—	—	192	176
Net periodic benefit cost	$5,021	$5,315	$3,526	$3,108

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we expect to contribute approximately $24.0 million to our domestic defined benefit plans in 2017. During the first quarter of 2017, we contributed $20.0 million to these plans. We expect to contribute approximately $2.5 million to our foreign defined benefit plans in 2017, and as of June 30, 2017, we have contributed approximately $1.5 million.

NOTE 7— ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total
Balance - December 31, 2015	$(206,725)	$(55,550)	$(72)	$(262,347)
Other comprehensive income before reclassifications	30,454	—	—	30,454
Amounts reclassified from accumulated other comprehensive income	—	1,674	13	1,687
Net current-period other comprehensive income	30,454	1,674	13	32,141
Balance - June 30, 2016	$(176,271)	$(53,876)	$(59)	$(230,206)

Balance - December 31, 2016	$(259,888)	$(59,775)	$(46)	$(319,709)
Other comprehensive income before reclassifications	51,595	—	—	51,595
Amounts reclassified from accumulated other comprehensive income	—	1,775	14	1,789
Net current-period other comprehensive income	51,595	1,775	14	53,384
Balance - June 30, 2017	$(208,293)	$(58,000)	$(32)	$(266,325)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended June 30,	2017	2016

Defined Benefit Pension Plans
Amortization of net loss	$1,261	$1,214	(a)
Amortization of prior service cost	98	89	(a)
	1,359	1,303	Total before tax
	(463)	(462)	Tax benefit
	$896	$841	Net of tax
Other
Changes in treasury locks	$11	$10	Interest Expense
	11	10	Total before tax
	(4)	(4)	Tax benefit
	$7	$6	Net of tax
Total reclassifications for the period	$903	$847

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Six Months Ended June 30,	2017	2016

Defined Benefit Pension Plans
Amortization of net loss	$2,509	$2,419	(b)
Amortization of prior service cost	192	176	(b)
	2,701	2,595	Total before tax
	(926)	(921)	Tax benefit
	$1,775	$1,674	Net of tax
Other
Changes in treasury locks	$21	$20	Interest Expense
	21	20	Total before tax
	(7)	(7)	Tax benefit
	$14	$13	Net of tax
Total reclassifications for the period	$1,789	$1,687

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

OTHER

As of June 30, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other and $51.3 million in accounts payable and accrued liabilities in the balance sheet.  All forward exchange contracts outstanding as of June 30, 2017 had an aggregate contract amount of $850.4 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016

Derivative Contracts Not Designated		June 30,	December 31,
as Hedging Instruments	Balance Sheet Location	2017	2016

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$748	$1,612
		$748	$1,612
Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$51,295	$2,881
		$51,295	$2,881

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended June 30, 2017 and June 30, 2016

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2017	2016
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(49,762)	$(2,660)
		$(49,762)	$(2,660)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2017 and June 30, 2016

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2017	2016
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(49,117)	$(5,066)
		$(49,117)	$(5,066)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
June 30, 2017
Derivative Assets	$748	—	$748	—	—	$748
Total Assets	$748	—	$748	—	—	$748

Derivative Liabilities	$51,295	—	$51,295	—	—	$51,295
Total Liabilities	$51,295	—	$51,295	—	—	$51,295

December 31, 2016
Derivative Assets	$1,612	—	$1,612	—	—	$1,612
Total Assets	$1,612	—	$1,612	—	—	$1,612

Derivative Liabilities	$2,881	—	$2,881	—	—	$2,881
Total Liabilities	$2,881	—	$2,881	—	—	$2,881

As part of our repatriation activities (see Note 17 – Subsequent Events), we have a €700 million intercompany accounts receivable balance on a U.S. Dollars functional subsidiary.  The Company executed foreign currency forward contracts to sell Euros and receive U.S. Dollar in order to mitigate this exchange rate risk.  The mark-to-market of these forward contracts had a $49.1 million impact on accounts payable and other accrued liabilities as of June 30, 2017 along with other (expense) income miscellaneous, net for the three and six months ended June 30, 2017.  This impact was offset by the revaluation of the €700 million intercompany accounts receivable balance that had an equivalent gain during the same period.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2017, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$748	$—	$748	$—
Total assets at fair value	$748	$—	$748	$—
Liabilities
Forward exchange contracts (a)	$51,295	$—	$51,295	$—
Total liabilities at fair value	$51,295	$—	$51,295	$—

As of December 31, 2016, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Forward exchange contracts (a)	$1,612	$—	$1,612	$—
Total assets at fair value	$1,612	$—	$1,612	$—
Liabilities
Forward exchange contracts (a)	$2,881	$—	$2,881	$—
Total liabilities at fair value	$2,881	$—	$2,881	$—

(a)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $749 million as of June 30, 2017 and $739 million as of December 31, 2016.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at the Company’s facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, the Company reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB.   The Company is in the preliminary stages of further assessing the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for further investigation and possible remediation, based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and preliminary nature of our discussions with CETESB. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure on the part of the Company to complete its remediation in a timely manner, could potentially result in fines or penalties levied on the Company. The Company accrued a $1.5 million operating expense in the first quarter of 2017 relating to this contingency.  The amount is periodically reviewed, and adjusted as necessary, as the matter continues to evolve.  Based on the current status of the investigation, no adjustment to the accrual was necessary for the quarter ended June 30, 2017.

NOTE 11 — STOCK REPURCHASE PROGRAM

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and six months ended June 30, 2017, the Company repurchased approximately 613 thousand and 822 thousand shares for approximately $51.7 million and $67.7 million, respectively.  During the three and six months ended June 30, 2016, the Company repurchased approximately 523 thousand and 636 thousand shares for approximately $40.1 million and $48.7 million, respectively.  As of June 30, 2017, there was $235.7 million of authorized share repurchases available to the Company.

NOTE 12 — STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units (“RSUs”) to employees under Stock Awards Plans approved by stockholders.  RSUs are issued to non-employee directors under a Director Restricted Stock Unit Plan and the 2016 Equity Incentive Plan, and stock options were formally issued to non-employee directors under a Director Stock Option Plan.  Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.  RSUs granted to employees generally vest over three years.  Director RSUs generally vest over one year.

Compensation expense attributable to employee stock options for the first six months of 2017 was approximately $9.9 million ($6.7 million after tax).  The income tax benefit related to this compensation expense was approximately $3.2 million.  Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense attributable to stock options for the first six months of 2016 was approximately $12.7 million ($8.5 million after tax).  The income tax benefit related to this compensation expense was approximately $4.2 million.  Approximately $11.2 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.86 and $10.59 per share during the first six months of 2017 and 2016, respectively.  These values were estimated on the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six Months Ended June 30,	2017	2016

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	15.8%	16.9%
Risk-free Interest Rate	2.2%	1.6%
Expected Life of Option (years)	6.7	6.7

A summary of option activity under the Company’s stock plans during the six months ended June 30, 2017 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2017	8,070,444	$56.36	281,334	$56.45
Granted	1,622,082	74.90	—	—
Exercised	(1,229,978)	46.02	(64,667)	53.21
Forfeited or expired	(77,362)	70.98	—	—
Outstanding at June 30, 2017	8,385,186	$61.33	216,667	$57.41
Exercisable at June 30, 2017	5,421,004	$55.39	216,667	$57.41
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2017	6.6		5.5
Exercisable at June 30, 2017	5.4		5.5
Aggregate Intrinsic Value:
Outstanding at June 30, 2017	$209,954		$6,274
Exercisable at June 30, 2017	$167,929		$6,274
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2017	$41,030		$3,441
June 30, 2016	$31,595		$536

The fair value of options vested during the six months ended June 30, 2017 and 2016 was $16.9 million.  Cash received from option exercises was approximately $60.5 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $14.2 million in the six months ended June 30, 2017.  As of June 30, 2017, the remaining valuation of stock option awards to be expensed in future periods was $19.6 million and the related weighted-average period over which it is expected to be recognized is 2.4 years.

The fair value of RSU grants is the market price of the underlying shares on the grant date.  A summary of RSU activity as of June 30, 2017, and changes during the six month period then ended, is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	RSUs	Grant-Date Fair Value	RSUs	Grant-Date Fair Value
Nonvested at January 1, 2017	72,127	$69.31	15,745	$75.56
Granted	78,276	73.29	14,793	80.45
Vested	(40,963)	68.29	(15,745)	75.56
Nonvested at June 30, 2017	109,440	$72.54	14,793	$80.45

Compensation expense recorded attributable to RSUs for the first six months of 2017 and 2016 was approximately $1.8 million and $1.7 million, respectively.  The fair value of units vested during the six months ended June 30, 2017 and 2016 was $4.0 million and $1.8 million, respectively.  The intrinsic value of units vested during the six months ended June 30, 2017 and 2016 was $4.3 million and $2.2 million, respectively.  As of June 30, 2017, there was $5.8 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.1 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative total shareholder return of our common stock during a three year performance period compared to a peer group.  The total expected expense related to this program for awards outstanding as of June 30, 2017 is approximately $4.4 million, of which $1.5 million and $1.9 million was recognized in the first six months of 2017 and 2016, respectively.

NOTE 13 — EARNINGS PER SHARE

Aptar’s authorized common stock consists of 199 million shares, having a par value of $0.01 each.  Information related to the calculation of earnings per share is as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common shareholders	$65,174	$65,174	$59,048	$59,048

Average equivalent shares
Shares of common stock	62,631	62,631	63,053	63,053
Effect of dilutive stock based compensation
Stock options	2,144	—	1,693	—
Restricted stock	53	—	39	—
Total average equivalent shares	64,828	62,631	64,785	63,053
Net income per share	$1.01	$1.04	$0.91	$0.94

	Six Months Ended
	June 30, 2017		June 30, 2016
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$116,994	$116,994	$102,911	$102,911

Average equivalent shares
Shares of common stock	62,494	62,494	62,888	62,888
Effect of dilutive stock based compensation
Stock options	1,973	—	2,128	—
Restricted stock	52	—	47	—
Total average equivalent shares	64,519	62,494	65,063	62,888
Net income per share	$1.81	$1.87	$1.58	$1.64

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Sales:
Beauty + Home	$327,475	$345,894	$654,408	$664,764
Pharma	201,703	191,038	398,617	374,173
Food + Beverage	94,958	89,087	177,307	174,483
Total Sales	624,136	626,019	1,230,332	1,213,420
Less: Intersegment Sales:
Beauty + Home	$5,358	$5,573	$9,843	$10,107
Pharma	1	4	3	4
Food + Beverage	1,031	443	1,424	972
Total Intersegment Sales	$6,390	$6,020	$11,270	$11,083
Net Sales:
Beauty + Home	$322,117	$340,321	$644,565	$654,657
Pharma	201,702	191,034	398,614	374,169
Food + Beverage	93,927	88,644	175,883	173,511
Net Sales	$617,746	$619,999	$1,219,062	$1,202,337
Segment Income (1):
Beauty + Home	$25,203	$30,547	$47,411	$54,075
Pharma	59,792	58,597	118,862	111,833
Food + Beverage	12,577	13,593	19,717	22,876
Corporate & Other	(10,935)	(9,636)	(21,941)	(27,831)
Interest Expense	(7,712)	(9,203)	(15,974)	(17,794)
Interest Income	643	460	973	1,044
Income before Income Taxes	$79,568	$84,358	$149,048	$144,203

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

Note 15 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to Aptar’s facility in Annecy, France in June 2016.  The fire was contained to one of three production units and there were no reported injuries. Aptar Annecy supplies anodized aluminum components for certain Aptar dispensing systems.  While repairs are underway, Aptar will source from its network of suppliers as well as from its anodizing facility in Brazil.  The Company is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results.  Losses related to the fire of $5.0 million and $9.9 million were incurred during the three and six months ended June 30, 2017, respectively.  For the six months ended June 30, 2017, we have received insurance proceeds of $12.0 million.  As our cash receipts are in excess of costs incurred, we currently have a prepayment of $4.0 million at June 30, 2017, which is included in Accounts Payable and Accrued Liabilities in the Condensed Consolidated Balance Sheet.  In many cases, our insurance coverage exceeds the amount of these recognized losses. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.  Profitability was negatively impacted by $1.4 million and $2.7 million related to the Annecy fire during the three and six months ended June 30, 2017, respectively.  These costs are included in the Beauty + Home segment.

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

The unaudited pro forma results presented below include the effects of the Mega Airless acquisition as if it had occurred as of January 1, 2015.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets and fair value adjustments for inventory.  The 2016 pro forma earnings were adjusted to exclude $4.2 million after tax ($5.6 million pretax) of transaction costs, including consulting, legal and advisory fees.  The 2016 pro forma earnings were also adjusted to exclude $1.8 million after tax ($2.6 million pretax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory.

The pro forma results do not include any synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the date indicated.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016

Net Sales	$619,999	$1,211,897
Net Income Attributable to AptarGroup Inc.	59,412	109,598
Net Income per common share — basic	0.94	1.74
Net Income per common share — diluted	0.92	1.68

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

NOTE 17 – SUBSEQUENT EVENTS

As part of the ongoing analysis of our funding needs and to better balance our capital structure, the Company entered into the borrowing arrangements summarized below through our wholly owned UK subsidiary between July 19, 2017 and July 20, 2017 and repatriated €700 million of foreign earnings on July 27, 2017.  The funds were repatriated from our European earnings.

Debt type	Amount	Term/Maturity	Interest rate
Bank term loan	$280 million	5 year amortizing/July 2022	2.56% floating
Bank revolver	€150 million	5 year/July 2022	1.25% floating
Private placement	€100 million	6 year/July 2023	0.98% fixed
Private placement	€200 million	7 year/July 2024	1.17% fixed

On July 20, 2017, our wholly owned UK subsidiary drew €150 million in revolving loan borrowings and $280 million in term loan borrowings under our credit facility.  In order to mitigate the currency risk of U.S. dollar debt on a Euro functional currency entity and to mitigate the risk of variability in interest rates, Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.7	62.9	64.4	63.5
Selling, research & development and administrative	15.5	15.5	16.2	16.6
Depreciation and amortization	6.0	6.5	6.1	6.3
Operating income	13.8	15.1	13.3	13.6
Other expense	(0.9)	(1.5)	(1.1)	(1.6)
Income before income taxes	12.9	13.6	12.2	12.0
Net Income	10.6	9.5	9.6	8.6
Effective tax rate	18.1%	30.0%	21.5%	28.6%
Adjusted EBITDA margin (1)	20.1%	21.5%	19.6%	20.4%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

NET SALES

We reported net sales of $617.7 million for the quarter ended June 30, 2017, which is comparable to the $620.0 million reported during the second quarter of 2016. The average U.S. dollar exchange rate strengthened compared to the Euro while the impact of several other major currencies on our business was mixed.  This resulted in a negative currency translation impact of 1%.  Therefore, core sales, which exclude changes in foreign currency rates, increased 1% in the second quarter of 2017 compared to the second quarter of 2016.  Significant product sales growth in our Pharma and Food + Beverage segments was mostly offset by softness in our Beauty + Home segment.  Tooling sales did not have a significant impact on our results for the second quarter of 2017 compared to the prior year.

Second Quarter 2017	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(4)%	8%	7%	1%
Currency Effects (1)	(1)%	(2)%	(1)%	(1)%
Total Reported Net Sales Growth	(5)%	6%	6%	—%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

For the first six months of 2017, we reported net sales of $1.22 billion, 1% above the first six months of 2016 reported net sales of $1.20 billion.  The average U.S. dollar exchange rate strengthened compared to the Euro while the impact of several other major currencies on our business was mixed.  This resulted in a negative currency translation impact of 2%.  The acquisition of Mega Airless positively impacted sales by 1%.  Therefore, core sales for the first six months of 2017 increased by 2% compared to the first six months of 2016.  Core sales were positively impacted by higher tooling sales of $10.9 million for the first six months of 2017 compared to the prior year.

First Six Months of 2017	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(2)%	9%	3%	2%
Acquisitions	1%	—%	—%	1%
Currency Effects (1)	(1)%	(2)%	(2)%	(2)%
Total Reported Net Sales Growth	(2)%	7%	1%	1%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total

Domestic	$161,309	26%	$160,860	26%	$320,639	26%	$322,255	27%
Europe	356,713	58%	353,856	57%	707,210	58%	683,823	57%
Latin America	57,804	9%	58,345	9%	111,408	9%	106,237	9%
Asia	41,920	7%	46,938	8%	79,805	7%	90,022	7%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment income on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales increased to 64.7% in the second quarter of 2017 compared to 62.9% in the second quarter of 2016. Our COS percentage was negatively impacted by approximately $2.8 million due to the higher resin costs.  It is expected that we will recover this higher cost through the pass-through of increasing resin prices to our customers.  We also experienced cost increases in other materials during the second quarter of 2017 when compared to the second quarter of 2016.  Some operational inefficiencies in our custom decorative packaging business in Europe also had a negative impact on our COS percentage during the second quarter of 2017 compared to the same period in 2016.

Cost of sales as a percent of net sales increased to 64.4% in the first six months of 2017 compared to 63.5% in the same period a year ago.  As mentioned above, our COS percentage was negatively impacted by approximately $3.7 million due to the timing delay of resin pass-through of increasing resin prices to our customers, along with increases in other material costs and some operational inefficiencies in Europe during the first six months of 2017 compared to the first six months of 2016.  The 2016 COS percentage was negatively impacted by $2.6 million of purchase accounting adjustments related to inventory acquired in our Mega Airless acquisition.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) decreased by approximately $0.5 million in the second quarter of 2017 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $1.0 million in the quarter. The majority of this increase is due to $0.7 million of higher incentive compensation costs related to the improvement in our share price compared to our peer group during the second quarter of 2017.  Cost containment activities were able to offset the majority of other inflationary increases.  Due to relatively stable sales and SG&A costs, SG&A as a percentage of net sales remained at 15.5% for both the second quarters of 2017 and 2016.

SG&A decreased by almost $2.0 million to $197.2 million in the first six months of 2017 compared to $199.1 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $0.9 million in the first six months of 2017 compared to the first six months of 2016. In 2016, we recognized one-time transaction costs of $5.6 million related to the Mega Airless acquisition which did not repeat in 2017. This decrease was offset by $0.9 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc. and $1.5 million of incremental operating costs related to the two additional months of Mega Airless activity in 2017.  We also recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s facility in Brazil.  Due to higher sales, SG&A as a percentage of net sales decreased to 16.2% compared to 16.6% in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses decreased by approximately $3.1 million in the second quarter of 2017 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $2.5 million in the quarter compared to the same period a year ago. This decrease is due to several large investments becoming fully depreciated during 2017.  Due to this decrease in recognized expense, depreciation and amortization as a percentage of net sales decreased to 6.0% in the second quarter of 2017 compared to 6.5% in the same period of the prior year.

For the first six months of 2017, reported depreciation and amortization expenses decreased by approximately $1.7 million compared to the first six months of 2016. Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $0.5 million compared to the same period a year ago. Incremental depreciation and amortization costs of $2.6 million related to the two additional months of Mega Airless activity in 2017 was offset by the several large investments becoming fully depreciated, as discussed above.  As depreciation and amortization expenses decreased due to the lapsing of these large investments, depreciation and amortization as a percentage of net sales decreased to 6.1% compared to 6.3% in the first six months of 2017 compared to the same period of the prior year.

OPERATING INCOME

Operating income decreased approximately $8.7 million in the second quarter of 2017 compared to the same period a year ago.  Excluding changes in foreign currency rates, operating income decreased by approximately $7.1 million in the quarter compared to the same period a year ago.  This decrease is mainly due to softness in sales from our Beauty + Home segment along with material cost increases and certain operational inefficiencies in Europe.  Operating income as a percentage of net sales decreased to 13.8% in the second quarter of 2017 compared to 15.1% for the same period in the prior year.

Operating income decreased approximately $0.4 million to $162.4 million in the first six months of 2017 compared to $162.8 million in the same period of the prior year.  Excluding changes in foreign currency rates, operating income increased by approximately $3.1 million in the first six months of 2017 compared to the same period a year ago; however, 2016 operating income was negatively impacted by $5.6 million of transaction costs and $2.6 million of purchase accounting adjustments related to our Mega Airless acquisition. In addition to the decrease in operating income attributable to foreign currency effects, the remaining decrease is due to the softness in sales from our Beauty + Home segment, material cost increases and certain operational inefficiencies as discussed above.  Operating income as a percentage of net sales decreased to 13.3% in the first six months of 2017 compared to 13.6% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the second quarter of 2017 decreased to $5.3 million from $9.3 million in the same period of the prior year. This is due to $1.5 million of lower interest expense primarily related to the repatriation that was completed in the first quarter and the subsequent pay down of the revolving credit facility in the U.S.  We also realized $2.5 million of income on our forward exchange contracts due to the forward points in the currencies in which we were invested.

Net other expenses for the six months ended June 30, 2017 decreased to $13.4 million from $18.6 million in the same period of the prior year.  As discussed above, this decrease is mainly due to $1.8 million of lower interest expense on our revolving credit facility in the U.S. along with $2.5 million of income realized on our foreign exchange contracts.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 18.1% for the three months ended June 30, 2017 compared to 30.0% for the same period ended June 30, 2016.  The current year rate includes a benefit of 7% from the new accounting standard for employee share-based payments, which the Company has adopted in 2017 and an additional 4% reduction in connection with our repatriation activities, which was primarily related to tax benefits associated with the forward contract discussed in Note 8 to the Unaudited Notes to the Condensed Consolidated Financial Statements.

The reported effective tax rate also decreased to 21.5% for the six months ended June 30, 2017 compared to 28.6% for the six months ended June 30, 2016.  The rate also benefitted from the new accounting standard for employee share-based payments as well as from tax credits due to repatriation activities mentioned above.  The tax rate for 2016 reflected benefits attributable to investment incentives and tax refunds in France.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $65.2 million and $117.0 million in the three and six months ended June 30, 2017, respectively, compared to $59.0 million and $102.9 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$322,117	$340,321	$644,565	$654,657
Segment Income	25,203	30,547	47,411	54,075
Segment Income as a percentage of Net Sales	7.8%	9.0%	7.4%	8.3%
Adjusted EBITDA margin (1)	13.8%	15.5%	13.4%	14.9%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

Net sales for the quarter ended June 30, 2017 decreased 5% to $322.1 million compared to $340.3 million in the second quarter of the prior year.  Changes in currency rates negatively impacted net sales by 1%.  Therefore, core sales decreased 4% in the second quarter of 2017 compared to the same quarter of the prior year.  We experienced decreases in all three markets as personal care, beauty and home care declined 3%, 4% and 10%, respectively.  Personal care was negatively impacted by softer sales across several applications as well as lower tooling sales.  The beauty market was lower due to softness in fragrance applications in Europe and Brazil along with shipping delays due to systems issues at one of our large European customers.  The decline in home care sales is due to lower insecticide sales, predominantly in North America and Latin America, as we experienced unusually high demand during 2016.  We also experienced $2.0 million lower tooling sales over the prior year, mainly impacting the personal care market.

Second Quarter 2017	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(3)%	(4)%	(10)%	(4)%
Currency Effects (1)	(1)%	(2)%	(1)%	(1)%
Total Reported Net Sales Growth	(4)%	(6)%	(11)%	(5)%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales decreased 2% in the first six months of 2017 to $644.6 million compared to $654.7 million in the first six months of the prior year.  The Mega Airless acquisition positively impacted net sales by 1% in the first six months of 2017 while changes in currency rates negatively impacted net sales by 1%.  Therefore, core sales decreased 2% in the first six months of 2017 compared to the same period in the prior year.  Core sales were lower across all three markets as personal care, beauty and home care decreased by 1%, 2% and 6%, respectively.  As discussed above, softness in the fragrance and insecticide applications contributed to the lower core sales for the first six months of 2017.

First Six Months of 2017	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(1)%	(2)%	(6)%	(2)%
Acquisitions	1%	2%	—%	1%
Currency Effects (1)	(1)%	(1)%	(1)%	(1)%
Total Reported Net Sales Growth	(1)%	(1)%	(7)%	(2)%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the second quarter of 2017 decreased 17% to $25.2 million compared to $30.5 million reported in the same period in the prior year.  The decrease is partly due to lower sales volumes noted above.  Increases in material costs negatively impacted operating margins by $3.7 million and we also experienced some operational inefficiencies in our custom decorative packaging business in Europe.

Segment income in the first six months of 2017 decreased approximately 12% to $47.4 million compared to $54.1 million reported in the same period in the prior year.  The decrease compared to the prior year is mostly due to the lower sales volumes, increased material costs and productivity issues discussed above.  We also recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s anodizing facility in Brazil.

PHARMA SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$201,702	$191,034	$398,614	$374,169
Segment Income	59,792	58,597	118,862	111,833
Segment Income as a percentage of Net Sales	29.6%	30.7%	29.8%	29.9%
Adjusted EBITDA margin (1)	34.5%	36.1%	34.7%	35.2%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

Net sales for the Pharma segment increased by 6% in the second quarter of 2017 to $201.7 million compared to $191.0 million in the second quarter of 2016.  Changes in currency negatively impacted net sales by 2% in the second quarter of 2017.  Therefore, core sales increased by 8% in the second quarter of 2017 compared to the second quarter of 2016.  All three markets realized strong sales growth during the second quarter of 2017.  The consumer health care market reported a core sales increase of 16% on strong demand for our products used on decongestants and nasal salines.  The prescription drug market reported a core sales increase of 4% on strong tooling sales and increasing asthma and COPD product sales during the second quarter of 2017.  Core sales of our products to the injectables markets increased 8% due to strong demand for our antithrombotic (prefilled syringes components) and biologic products.

Second Quarter 2017	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	4%	16%	8%	8%
Currency Effects (1)	(2)%	(3)%	(2)%	(2)%
Total Reported Net Sales Growth	2%	13%	6%	6%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first six months of 2017 increased by 7% to $398.6 million compared to $374.2 million in the first six months of 2016.  Changes in currency rates negatively impacted net sales by 2% in the first six months of 2017.  Therefore, core sales increased by 9% in the first six months of 2017 compared to the same period in the prior year. As discussed above, the consumer health care market reported a core sales increase of 16% on strong demand for our products used on decongestants and nasal salines.  The prescription drug market reported a core sales increase of 5% on strong tooling sales and increasing asthma, COPD and allergic rhinitis product sales during the first six months of 2017.  Core sales of our products to the injectables markets increased 9% due to improved antithrombotic and biologic product sales as well as the ramp up of our increased capacities in Europe. For the segment, tooling sales increased by $7.7 million over the prior year, mainly impacting the prescription market as discussed above.

First Six Months of 2017	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	5%	16%	9%	9%
Acquisitions	—%	1%	—%	—%
Currency Effects (1)	(2)%	(3)%	(3)%	(2)%
Total Reported Net Sales Growth	3%	14%	6%	7%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the second quarter of 2017 increased 2% to $59.8 million compared to $58.6 million reported in the same period of the prior year.  This increase is mainly due to increased device and tooling sales discussed above, offset slightly by some unfavorable manufacturing variances.

Segment income in the first six months of 2017 increased approximately 6% to $118.9 million compared to $111.8 million reported in the same period of the prior year.  Strong sales volumes were able to offset unfavorable manufacturing variances, $0.9 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc. and start-up costs related to our new injectable capacity in North America.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$93,927	$88,644	$175,883	$173,511
Segment Income	12,577	13,593	19,717	22,876
Segment Income as a percentage of Net Sales	13.4%	15.3%	11.2%	13.2%
Adjusted EBITDA margin (1)	19.9%	22.2%	18.0%	20.0%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

Net sales for the quarter ended June 30, 2017 increased approximately 6% to $93.9 million compared to $88.6 million in the second quarter of the prior year. Changes in foreign currency rates had a negative impact of 1% on the total segment sales. Therefore, core sales increased by 7% in the second quarter of 2017 compared to the second quarter of 2016.  Core sales to the food market increased 10% while core sales to the beverage market increased 5% in the second quarter of 2017 compared to the same period of the prior year.  Sales to the food market increased mainly due to strong sales of our products used on sauces and condiments.  For the beverage market, we recognized higher sales of our products to our bottled water customers, which helped to offset declining sales on functional drink product sales.

Second Quarter 2017
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	10%	5%	7%
Currency Effects (1)	—%	(3)%	(1)%
Total Reported Net Sales Growth	10%	2%	6%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first six months of 2017 increased by 1% to $175.9 million compared to $173.5 million in the first six months of 2016.  Changes in currency rates negatively impacted net sales by 2% in the first six months of 2017.  Therefore, core sales increased by 3% in the first six months of 2017 compared to the same period in the prior year.  Core sales to the food market increased 6% while core sales to the beverage market decreased 1% in the first six months of 2017 compared to the same period of the prior year.  As discussed above, sales to the food market increased due to strong sales of our products used on sauces and condiments along with increases in sales of our products to cooking oils and dairy customers.  For the beverage market, strong sales to our bottled water customers were more than offset by a decrease in functional drink application sales, mainly in China. Sales for the first six months of 2017 were also favorably impacted by higher tooling sales of $2.5 million.

First Six Months of 2017
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	6%	(1)%	3%
Acquisitions	—%	—%	—%
Currency Effects (1)	(1)%	(2)%	(2)%
Total Reported Net Sales Growth	5%	(3)%	1%

(1)	Currency effects are approximated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the second quarter of 2017 decreased approximately 7% to $12.6 million compared to $13.6 million reported in the same period of the prior year. Despite showing solid sales growth, higher resin costs along with an unfavorable mix of products sold had a negative impact on segment income during the second quarter of 2017 compared to the same period in 2016.  We also incurred legal fees to defend our intellectual property in the second quarter of 2017.

Segment income in the first six months of 2017 decreased approximately 14% to $19.7 million compared to $22.9 million reported in the same period of the prior year.  Higher resin costs, along with the negative impact of legal fees and an unfavorable mix of products sold, led to lower segment income during the first six months of 2017 compared to the same period in 2016.

CORPORATE & OTHER

In addition to our three operating business segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 to the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense increased to $10.9 million for the quarter ended June 30, 2017 compared to $9.6 million in the second quarter of the prior year.  This increase includes $0.7 million of higher costs related to our long-term incentive program over the second quarter of 2016 due to the improvement in our share price compared to our peer group during the second quarter of 2017.

Corporate & Other expense in the first six months of 2017 decreased to $21.9 million compared to $27.8 million reported in the same period of the prior year.  This decrease is mainly due to $5.6 million of transaction costs related to the Mega Airless acquisition reported in the first quarter of 2016.

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

In our MD&A, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant currency.” Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods.  Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures.  We feel it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.

We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”).  We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the impact of transaction costs and purchase accounting adjustments that affected the inventory values related to the Mega Airless acquisition.

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

	Three Months Ended
	June 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$617,746	$322,117	$201,702	$93,927	$-	$-

Reported net income	$65,189
Reported income taxes	14,379
Reported income before income taxes	79,568	25,203	59,792	12,577	(10,935)	(7,069)
Adjustments:
None
Earnings before income taxes	79,568	25,203	59,792	12,577	(10,935)	(7,069)
Interest expense	7,712					7,712
Interest income	(643)					(643)
Earnings before net interest and taxes (EBIT)	86,637	25,203	59,792	12,577	(10,935)	-
Depreciation and amortization	37,242	19,347	9,857	6,117	1,921	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$123,879	$44,550	$69,649	$18,694	$(9,014)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		7.8%	29.6%	13.4%
EBITDA margins (EBITDA / Reported Net Sales)	20.1%	13.8%	34.5%	19.9%

	Three Months Ended
	June 30, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$619,999	$340,321	$191,034	$88,644	$-	$-

Reported net income	$59,051
Reported income taxes	25,307
Reported income before income taxes	84,358	30,547	58,597	13,593	(9,636)	(8,743)
Adjustments:
None
Earnings before income taxes	84,358	30,547	58,597	13,593	(9,636)	(8,743)
Interest expense	9,203					9,203
Interest income	(460)					(460)
Earnings before net interest and taxes (EBIT)	93,101	30,547	58,597	13,593	(9,636)	-
Depreciation and amortization	40,390	22,239	10,360	6,072	1,719	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$133,491	$52,786	$68,957	$19,665	$(7,917)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		9.0%	30.7%	15.3%
EBITDA margins (EBITDA / Reported Net Sales)	21.5%	15.5%	36.1%	22.2%

	Six Months Ended
	June 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,219,062	$644,565	$398,614	$175,883	$-	$-

Reported net income	$116,994
Reported income taxes	32,054
Reported income before income taxes	149,048	47,411	118,862	19,717	(21,941)	(15,001)
Adjustments:
None
Earnings before income taxes	149,048	47,411	118,862	19,717	(21,941)	(15,001)
Interest expense	15,974					15,974
Interest income	(973)					(973)
Earnings before net interest and taxes (EBIT)	164,049	47,411	118,862	19,717	(21,941)	-
Depreciation and amortization	74,573	39,227	19,628	11,923	3,795	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$238,622	$86,638	$138,490	$31,640	$(18,146)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		7.4%	29.8%	11.2%
EBITDA margins (EBITDA / Reported Net Sales)	19.6%	13.4%	34.7%	18.0%

	Six Months Ended
	June 30, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,202,337	$654,657	$374,169	$173,511	$-	$-

Reported net income	$102,917
Reported income taxes	41,286
Reported income before income taxes	144,203	54,075	111,833	22,876	(27,831)	(16,750)
Adjustments:
Transaction costs related to the Mega Airless acquisition	5,640				5,640
Purchase accounting adjustments related to Mega Airless inventory	2,577	2,151	426
Adjusted earnings before income taxes	152,420	56,226	112,259	22,876	(22,191)	(16,750)
Interest expense	17,794					17,794
Interest income	(1,044)					(1,044)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	169,170	56,226	112,259	22,876	(22,191)	-
Depreciation and amortization	76,277	41,497	19,617	11,896	3,267	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$245,447	$97,723	$131,876	$34,772	$(18,924)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		8.3%	29.9%	13.2%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.4%	14.9%	35.2%	20.0%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2017	2016

Notes payable	$2,299	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	5,590	4,603
Long-Term Obligations, net of unamortized debt issuance costs	770,648	772,737
Total Debt	778,537	946,553
Less:
Cash and equivalents	336,915	466,287
Net Debt	$441,622	$480,266

Total Stockholders' Equity	$1,309,176	$1,174,242
Net Debt	441,622	480,266
Net Capital	$1,750,798	$1,654,508

Net Debt to Net Capital	25.2%	29.0%

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

We generally incur higher employee stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2017 is as follows:

2017
First Quarter	$6.9
Second Quarter	3.0
Third Quarter (estimated for 2017)	2.8
Fourth Quarter (estimated for 2017)	2.8
$15.5

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flow from operations and our revolving credit facility.  In the first six months of 2017, our operations provided approximately $148.9 million in cash flow compared to $84.2 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to profit growth and a decrease in working capital requirements.

We used $70.3 million in cash for investing activities during the first six months of 2017 compared to $231.2 million during the same period a year ago. The decrease is due primarily to the Mega Airless acquisition in 2016 of $203.0 million, net of cash received. Our investment in capital projects increased $9.8 million for the first six months of 2017 compared to the first six months of 2016.  We also invested $5 million for a 20% minority investment in a technology company which provides digital monitoring systems for medical devices. Our 2017 estimated cash outlays for capital expenditures are expected to be in the range of approximately $150 to $155 million but could vary due to changes in exchange rates as well as the timing of capital projects.

We used $216.4 million in cash for financing activities during the first six months of 2017, compared to proceeds of $16.5 million during the same period a year ago.  We repatriated approximately $263 million from Europe to the U.S. in the first quarter.  These funds were used to pay down our revolving credit facility and repurchase $67.7 million of common stock.  For 2016, proceeds from notes payable were used to partially finance the acquisition of Mega Airless and to repurchase and retire common stock.  Proceeds from stock option exercises were offset by the cash paid to stockholders in dividends during 2017 and 2016.

Cash and equivalents decreased to $336.9 million at June 30, 2017 from $466.3 million at December 31, 2016 mainly due to paying down the revolving credit facility with repatriated funds.  Total short and long-term interest bearing debt decreased in the first six months of 2017 to $778.5 million from $946.6 million at December 31, 2016 also primarily due to paying down the revolving credit facility.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents less short-term investments) to Net Capital (stockholder’s equity plus Net Debt) was 25.2% at June 30, 2017 compared to 29.0% at December 31, 2016. See the reconciliation of Non-U.S. GAAP measures starting on page 28.

The Company maintains a revolving credit facility that provides for unsecured financing of up to $300 million. Each borrowing under this credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in Aptar’s consolidated leverage ratio. On July 20, 2017, we amended and restated the existing revolving credit facility to, among other things, add a €150 million unsecured revolving (UK) credit facility and a $280 million unsecured term loan credit facility available for draw by our wholly owned UK subsidiary and extend the maturity date to July 2022. We had no balance under the credit facility at June 30, 2017.  At December 31, 2016, we had an outstanding balance of $166 million under the credit facility.  We incurred approximately $284 thousand and $370 thousand in interest and fees related to this credit facility during the six months ended June 30, 2017 and 2016, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2017
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.07 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	13.78 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.6 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or borrowings.  These foreign subsidiaries have financing arrangements with several foreign banks to fund operations located outside the U.S., but the majority of these arrangements are uncommitted.  The majority of our $336.9 million in cash and equivalents is located outside of the U.S.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The Company repatriated approximately $263 million to the U.S. in the first quarter 2017 to reduce existing debt levels and fund stock repurchases.

To better balance our capital structure, the Company entered into the borrowing arrangements summarized below through our wholly owned UK subsidiary between July 19, 2017 and July 20, 2017 and repatriated an additional €700 million of foreign earnings on July 27, 2017.

Debt type	Amount	Term/Maturity	Interest rate
Bank term loan	$280 million	5 year amortizing/July 2022	2.56% floating
Bank revolver	€150 million	5 year/July 2022	1.25% floating
Private placement	€100 million	6 year/July 2023	0.98% fixed
Private placement	€200 million	7 year/July 2024	1.17% fixed

On July 20, 2017, our wholly owned UK subsidiary drew €150 million in revolving loan borrowings and $280 million in term loan borrowings under our credit facility.  In order to mitigate the currency risk of U.S. dollar debt on a Euro functional currency entity and to also mitigate the risk of variability in interest rates, Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan.

The Company expects its future European cash flows will be sufficient to service this new debt and allow for further repatriation of current earnings to the U.S., if necessary.  The Company has reflected a $3 million tax benefit in the current period in connection with these repatriation activities.

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

On July 13, 2017, the Board of Directors declared a quarterly cash dividend of $0.32 per share payable on August 16, 2017 to stockholders of record as of July 26, 2017.

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

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales.  We are also evaluating our license, exclusivity and royalty arrangements, which need to be reviewed individually to ensure proper accounting under the new standard. To date, our internal project team has reviewed a substantial portion of contracts and we continue to work on quantifying the impact this adoption will have on our financial statements. We also continue to progress in reviewing and developing the additional disclosures required by the standard.  We currently anticipate adopting the full retrospective transition method for implementing this guidance on the standard’s effective date.

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

In May 2017, the FASB issued clarification on applying the standards for stock compensation accounting.  The new standard provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

For the third quarter, our Beauty + Home segment will continue to face growth challenges in the short-term.  In addition to continued weakness in North America and Brazil, we now anticipate some risk with our business in China due to the recent excessive heat wave resulting in energy restrictions.  This not only impacts our facilities but our suppliers as well.  The business pipeline in our Pharma segment remains solid although it will likely be difficult to report year-on-year sales growth due  to some significant custom tooling sales that occurred  in the prior year third quarter.  Our Food + Beverage segment is expected to continue to grow over the prior year as we further leverage our capabilities and technologies across different categories.  We expect earnings per share for the third quarter to be in the range of $0.77 to $0.82 per share, compared to $0.82 per share reported in the prior year.  Our guidance range is based on an effective tax rate range of 26.5% to 28.5%, which includes an estimate of the potential tax benefit from our adoption of the new accounting standard for share-based compensation.  Adjusting for changes in foreign currency exchange rates, comparable adjusted earnings per share for the prior year were approximately $0.83.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;

•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates or our effective tax rate;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	changes in customer and/or consumer spending levels;
•	loss of one or more key accounts;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the possible impact and consequences of the fire at the Company’s facility in Annecy, France;
•	the impact and extent of contamination found at the Company’s facility in Brazil;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	our ability to successfully implement facility expansions and new facility projects;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war, terrorism or social unrest;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	our ability to manage worldwide customer launches of complex technical products, in particular in developing markets;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims; and
•	other risks associated with our operations.

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

The table below provides information as of June 30, 2017 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2017.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

U.S. Dollar / Euro	$753,334	0.9318	753,334-754,393
Swiss Franc / Euro	63,894	0.9397	59,903-63,894
Euro / Indian Rupee	11,049	74.9496	11,049-11,195
Euro / Brazilian Real	6,519	3.7352	6,519-14,654
Euro / U.S. Dollar	6,174	1.1176	6,174-8,114
British Pound / Euro	2,487	1.1286	409-2,487
Euro / Indonesian Rupiah	1,896	15,725.0000	1,896-1,896
Thai Baht / Euro	1,404	0.0262	1,137-1,404
Czech Koruna / Euro	1,371	0.0382	1,234-1,451
Euro / Thai Baht	1,362	39.4222	1362-1,362
Euro / Mexican Peso	787	20.4182	0-869
Euro / Swiss Franc	195	1.0848	0-195
Total	$850,472

As of June 30, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other and $51.3 million in accounts payable and accrued liabilities in the balance sheet.

Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly owned UK subsidiary.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2017, the Company implemented enterprise resource planning (“ERP”) systems at one operating facility.  Consequently, the control environments have been modified at this location to incorporate the controls contained within the new ERP system.  Other than this item, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2017, the Plan purchased 5,120 shares of our common stock on behalf of the participants at an average price of $79.60, for an aggregate amount of $408 thousand, and sold 1,581 shares of our common stock on behalf of the participants at an average price of $82.84 per share, for an aggregate amount of $131 thousand.  At June 30, 2017, the Plan owned 71,636 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

The Company spent $51.7 million to repurchase approximately 613 thousand shares during the second quarter of 2017.

The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2017:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

4/1 – 4/30/17	12,500	$75.85	12,500	$286.5
5/1 – 5/31/17	239,845	82.58	239,845	266.6
6/1 – 6/30/17	360,155	85.96	360,155	235.7
Total	612,500	$84.43	612,500	$235.7

ITEM 6.  EXHIBITS

Exhibit 4.1

Note Purchase Agreement, dated as of July 19, 2017, among AptarGroup UK Holdings, Ltd. and each of the purchasers listed in Purchasers Schedule thereto, filed as Exhibit 4.1 to the Company’s current report on Form 8‑K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

Exhibit 4.2	Form of AptarGroup, Inc. 0.98% Series D Senior Notes due July 19, 2023 (included as part of Exhibit 4.1).

Exhibit 4.3	Form of AptarGroup, Inc. 1.17% Series E Senior Notes due July 19, 2024 (included as part of Exhibit 4.1).

Exhibit 4.4

Third Amendment to the 2008 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.4 to the Company’s current report on Form 8-K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

Exhibit 4.5

First Amendment to the 2014 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

Exhibit 10.1

Credit Agreement, dated as of July 20, 2017 among AptarGroup, Inc., AptarGroup UK Holdings, Ltd., and the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co‑syndication agents, BNP Paribas as documentation agent, and Wells Fargo Securities, LLC, HSBC Bank USA, N.A., and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Chase Bank N.A., as joint lead arrangers and joint bookrunners, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

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

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2017, filed with the SEC on August 2, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets – June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and 2016 and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Executive Vice President,
Chief Financial Officer and Secretary
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: August 2, 2017

INDEX OF EXHIBITS

Exhibit
Number	Description

4.1

Note Purchase Agreement, dated as of July 19, 2017, among AptarGroup UK Holdings, Ltd. and each of the purchasers listed in Purchasers Schedule thereto, filed as Exhibit 4.1 to the Company’s current report on Form 8‑K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

4.2	Form of AptarGroup, Inc. 0.98% Series D Senior Notes due July 19, 2023 (included as part of Exhibit 4.1).

4.3	Form of AptarGroup, Inc. 1.17% Series E Senior Notes due July 19, 2024 (included as part of Exhibit 4.1).

4.4

Third Amendment to the 2008 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.4 to the Company’s current report on Form 8-K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

4.5

First Amendment to the 2014 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

10.1

Credit Agreement, dated as of July 20, 2017 among AptarGroup, Inc., AptarGroup UK Holdings, Ltd., and the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co‑syndication agents, BNP Paribas as documentation agent, and Wells Fargo Securities, LLC, HSBC Bank USA, N.A., and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Chase Bank N.A., as joint lead arrangers and joint bookrunners, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K filed on July 24, 2017 (File No. 1‑11846), is hereby incorporated by reference.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2017, filed with the SEC on August 2, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets – June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and 2016 and (vi) the Notes to Condensed Consolidated Financial Statements.