Form 10-Q
period 2017-09-30
APTARGROUP INC
filed 2017-11-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2017
Common Stock, $.01 par value per share	62,293,828 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2017

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Sales	$624,326	$589,729	$1,843,388	$1,792,066
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	408,081	381,041	1,192,967	1,145,107
Selling, research & development and administrative	95,748	86,695	292,923	285,841
Depreciation and amortization	40,087	39,667	114,660	115,944
	543,916	507,403	1,600,550	1,546,892
Operating Income	80,410	82,326	242,838	245,174

Other (Expense) Income:
Interest expense	(9,733)	(8,753)	(25,707)	(26,547)
Interest income	1,113	715	2,086	1,759
Equity in results of affiliates	(72)	(15)	(142)	(187)
Miscellaneous, net	(2,200)	728	(509)	(995)
	(10,892)	(7,325)	(24,272)	(25,970)

Income before Income Taxes	69,518	75,001	218,566	219,204

Provision for Income Taxes	15,989	21,901	48,043	63,187

Net Income	$53,529	$53,100	$170,523	$156,017

Net Income Attributable to Noncontrolling Interests	$(6)	$(2)	$(6)	$(8)

Net Income Attributable to AptarGroup, Inc.	$53,523	$53,098	$170,517	$156,009

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.86	$0.84	$2.73	$2.48
Diluted	$0.83	$0.82	$2.64	$2.40

Average Number of Shares Outstanding:
Basic	62,592	62,858	62,527	62,878
Diluted	64,821	64,690	64,626	64,989

Dividends per Common Share	$0.32	$0.30	$0.96	$0.90

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income	$53,529	$53,100	$170,523	$156,017
Other Comprehensive Income:
Foreign currency translation adjustments	17,903	13,792	69,505	44,239
Changes in treasury locks, net of tax	7	6	21	19
Net loss on derivatives, net of tax	(3,591)	—	(3,591)	—
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	74	58	210	174
Amortization of net loss included in net income, net of tax	850	779	2,489	2,337
Total defined benefit pension plan, net of tax	924	837	2,699	2,511
Total other comprehensive income	15,243	14,635	68,634	46,769
Comprehensive Income	68,772	67,735	239,157	202,786
Comprehensive Income Attributable to Noncontrolling Interests	(11)	(1)	(18)	—
Comprehensive Income Attributable to AptarGroup, Inc.	$68,761	$67,734	$239,139	$202,786

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and equivalents	$1,018,666	$466,287
Accounts and notes receivable, less allowance for doubtful accounts of $3,245 in 2017 and $2,989 in 2016	510,144	433,127
Inventories	323,404	296,914
Prepaid and other	89,181	73,842
	1,941,395	1,270,170
Property, Plant and Equipment:
Buildings and improvements	408,718	368,260
Machinery and equipment	2,168,639	1,938,352
	2,577,357	2,306,612
Less: Accumulated depreciation	(1,744,586)	(1,545,384)
	832,771	761,228
Land	25,668	23,093
	858,439	784,321
Other Assets:
Investments in affiliates	9,485	4,241
Goodwill	439,147	407,522
Intangible assets	96,760	94,489
Miscellaneous	63,628	46,042
	609,020	552,294
Total Assets	$3,408,854	$2,606,785

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	September 30,	December 31,
	2017	2016

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$109,910	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	136,330	4,603
Accounts payable and accrued liabilities	458,797	369,139
	705,037	542,955
Long-Term Obligations, net of unamortized debt issuance costs	1,271,530	772,737
Deferred Liabilities and Other:
Deferred income taxes	18,438	16,803
Retirement and deferred compensation plans	87,223	94,545
Deferred and other non-current liabilities	4,802	5,503
Commitments and contingencies	—	—
	110,463	116,851
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.6 and 66.0 million shares issued as of September 30, 2017 and December 31, 2016, respectively	666	660
Capital in excess of par value	599,608	546,682
Retained earnings	1,271,576	1,197,234
Accumulated other comprehensive (loss)	(251,087)	(319,709)
Less: Treasury stock at cost, 4.3 and 3.9 million shares as of September 30, 2017 and December 31, 2016, respectively	(299,249)	(250,917)
Total AptarGroup, Inc. Stockholders’ Equity	1,321,514	1,173,950
Noncontrolling interests in subsidiaries	310	292
Total Stockholders’ Equity	1,321,824	1,174,242
Total Liabilities and Stockholders’ Equity	$3,408,854	$2,606,785

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2015	$1,185,681	$(262,347)	$667	$(270,052)	$495,462	$295	$1,149,706
Net income	156,009	—	—	—	—	8	156,017
Foreign currency translation adjustments	—	44,247	—	—	—	(8)	44,239
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	2,511	—	—	—	—	2,511
Changes in treasury locks, net of tax	—	19	—	—	—	—	19
Stock awards and option exercises	—	—	9	17,195	58,037	—	75,241
Cash dividends declared on common stock	(56,597)	—	—	—	—	—	(56,597)
Common stock repurchased and retired	(75,996)	—	(11)	—	(8,783)	—	(84,790)
Balance - September 30, 2016	$1,209,097	$(215,570)	$665	$(252,857)	$544,716	$295	$1,286,346

Balance - December 31, 2016	$1,197,234	$(319,709)	$660	$(250,917)	$546,682	$292	$1,174,242
Net income	170,517	—	—	—	—	6	170,523
Foreign currency translation adjustments	—	69,493	—	—	—	12	69,505
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	2,699	—	—	—	—	2,699
Changes in treasury locks, net of tax	—	21	—	—	—	—	21
Changes in derivative gains/losses, net of tax	—	(3,591)	—	—	—	—	(3,591)
Stock awards and option exercises	—	—	11	23,938	57,742	—	81,691
Cash dividends declared on common stock	(60,002)	—	—	—	—	—	(60,002)
Treasury stock purchased	—	—	—	(72,270)	—	—	(72,270)
Common stock repurchased and retired	(36,173)	—	(5)	—	(4,816)	—	(40,994)
Balance - September 30, 2017	$1,271,576	$(251,087)	$666	$(299,249)	$599,608	$310	$1,321,824

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2017	2016

Cash Flows from Operating Activities:
Net income	$170,523	$156,017
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	107,017	109,156
Amortization	7,643	6,788
Stock based compensation	15,005	17,823
Provision for doubtful accounts	124	369
Deferred income taxes	(2,265)	(661)
Defined benefit plan expense	12,932	12,632
Equity in results of affiliates	142	187
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(46,038)	(54,243)
Inventories	(1,392)	(11,284)
Prepaid and other current assets	(10,839)	(14,244)
Accounts payable and accrued liabilities	49,158	3,491
Income taxes payable	2,061	(595)
Retirement and deferred compensation plan liabilities	(20,621)	(14,419)
Other changes, net	(18,288)	(8,597)
Net Cash Provided by Operations	265,162	202,420
Cash Flows from Investing Activities:
Capital expenditures	(120,803)	(92,366)
Proceeds from sale of property and equipment, including insurance proceeds	2,345	2,049
Settlement of derivative	(66,155)	—
Maturity of short-term investments	—	29,485
Acquisition of business, net of cash acquired	—	(202,985)
Acquisition of intangible assets	—	(2,491)
Investment in unconsolidated affiliate	(5,000)	—
Notes receivable, net	451	777
Net Cash Used by Investing Activities	(189,162)	(265,531)
Cash Flows from Financing Activities:
(Repayments of) proceeds from notes payable	(63,905)	132,622
Proceeds from long-term obligations	625,525	5,950
Repayments of long-term obligations	(4,836)	(53,512)
Dividends paid	(60,002)	(56,597)
Credit facility costs	(2,937)	—
Proceeds from stock option exercises	66,686	49,457
Purchase of treasury stock	(72,270)	—
Common stock repurchased and retired	(40,994)	(84,790)
Excess tax benefit from exercise of stock options	—	7,960
Net Cash Provided by Financing Activities	447,267	1,090
Effect of Exchange Rate Changes on Cash	29,112	4,857
Net Increase (Decrease) in Cash and Equivalents	552,379	(57,164)
Cash and Equivalents at Beginning of Period	466,287	489,901
Cash and Equivalents at End of Period	$1,018,666	$432,737

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

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales.  We are also evaluating our service, license, exclusivity and royalty arrangements, which need to be reviewed individually to ensure proper accounting under the new standard. To date, our internal project team has reviewed a substantial portion of contracts.  While we continue to assess the potential impacts of the new standard, we currently believe the pronouncement will affect the way we account for tooling contracts.  We currently recognize revenue for these contracts when the title and risk of loss transfers to the customer.  Under the new guidance, we expect we will be required to recognize revenue for certain contracts over the time required to build the tool.  We also continue to progress in updating our internal controls along with reviewing and developing the additional disclosures required by the standard.  We currently anticipate adopting the modified retrospective transition method for implementing this guidance on the standard’s effective date.

In July 2015, the FASB issued new guidance for simplifying the measurement of inventory.  The core principle of the guidance is that an entity should measure inventory at the lower of cost or net realizable value.  This standard is effective for annual reporting periods beginning after December 15, 2016.  The Company adopted the requirements of the standard and the impact was not material to our current year financial statements.

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

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company has prospectively adopted the standard resulting in $0.5 million and $8.8 million of additional tax deductions that would have been previously recorded in stockholders’ equity now being reported as a reduction in tax expense for the three and nine months ended September 30, 2017, respectively.  The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP. We have also prospectively adopted the standard for the presentation of the condensed consolidated statements of cash flows.  The impact of excess tax benefits from exercise of stock options is now shown within cash flows from operating activities instead of cash flows from financing activities.  In addition, the Company has elected to continue its current practice of estimating expected forfeitures.

In August 2017, the FASB issued new guidance to improve the accounting for hedging activities.  The guidance changes the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the guidance makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  However, early application is permitted in any interim period after the issuance of this guidance.  The Company has chosen to adopt this standard in the current period.  See details in Note 8 – Derivative Instruments and Hedging Activities.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Consolidated Financial Statements.

RETIREMENT OF COMMON STOCK

During the first nine months of 2017, the Company repurchased 1.4 million shares of common stock, of which 512 thousand shares were immediately retired.  During the first nine months of 2016, the Company repurchased and immediately retired 1.1 million shares of common stock.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

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

The Company considers numerous factors to determine which foreign earnings are permanently reinvested in foreign operations.  These include the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  From this analysis, current year repatriation decisions are made in an attempt to provide a proper mix of debt and stockholder capital both within the U.S. and for non-U.S. operations.  During 2016, the Company decided to repatriate a portion of our 2016 and 2017 foreign earnings.  In the first quarter of 2017, the Company repatriated €250 million ($263 million) of foreign earnings, most of which was used to reduce existing debt levels and fund stock repurchases.  To better balance our capital structure, the Company repatriated an additional €700 million ($751 million) of foreign earnings in the third quarter of 2017.  The Company recognized a $5 million tax benefit for the nine months ended September 30, 2017 associated with these repatriation activities.  The Company maintains its assertion that the approximately $614 million of remaining foreign earnings are permanently reinvested.  As such, the Company does not provide for taxes on these earnings.

The Company provides a liability for the amount of unrecognized tax benefits from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 4  - Income Taxes for more information.

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the second quarter of 2017, the Company determined that the impact of restricted stock unit (RSU) vesting was incorrectly presented in the Condensed Consolidated Statement of Cash Flows.  The effect of correcting this error resulted in a reduction to Net Cash Provided by Operations with a corresponding increase to Net Cash (Used) Provided by Financing Activities.  As this correction represented a reclassification between two accounts within the Condensed Consolidated Statement of Cash Flows, the Condensed Consolidated Statements of Income, the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statements of Changes in Equity were not impacted by this change.  The Company determined the correction was not material to previously issued financial statements but was significant enough to revise.  Following is a summary of the previously issued financial statement line items impacted by this revision for all periods and statements included in this report:

	As Previously
	Reported	Adjustment	As Revised
Revised Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016
Retirement and deferred compensation plan liabilities	$(12,525)	$(1,894)	$(14,419)
Net Cash Provided by Operations	204,314	(1,894)	202,420
Proceeds from stock option exercises	47,563	1,894	49,457
Net Cash (Used) Provided by Financing Activities	(804)	1,894	1,090

NOTE 2 - INVENTORIES

Inventories, by component, consisted of:

	September 30,	December 31,
	2017	2016

Raw materials	$91,192	$98,014
Work in process	106,609	91,646
Finished goods	125,603	107,254
Total	$323,404	$296,914

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill since December 31, 2016 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$211,371	$180,050	$16,101	$1,615	$409,137
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2016	$211,371	$180,050	$16,101	$—	$407,522
Foreign currency exchange effects	10,887	20,064	674	—	31,625
Goodwill	$222,258	$200,114	$16,775	$1,615	$440,762
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2017	$222,258	$200,114	$16,775	$—	$439,147

The table below shows a summary of intangible assets as of September 30, 2017 and December 31, 2016.

		September 30, 2017			December 31, 2016

Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.2	$7,695	$(7,680)	$15	$6,859	$(6,839)	$20
Acquired technology	15.0	46,817	(13,610)	33,207	41,731	(10,040)	31,691
Customer relationships	12.2	68,126	(11,763)	56,363	63,006	(6,696)	56,310
License agreements and other	7.6	21,352	(14,177)	7,175	18,516	(12,048)	6,468
Total intangible assets	11.8	$143,990	$(47,230)	$96,760	$130,112	$(35,623)	$94,489

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2017 and 2016 was $2,708 and $2,553, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2017 and 2016 was $7,643 and $6,788, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2017	$2,572	(remaining estimated amortization for 2017)
2018	10,851
2019	10,667
2020	9,464
2021 and thereafter	63,206

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2017.

NOTE 4 — INCOME TAXES

The reported effective tax rate decreased to 23.0% for the three months ended September 30, 2017 compared to 29.2% for the same period ended September 30, 2016, resulting in a decrease to the Provision for Income Taxes of approximately $6 million.  The reported effective tax rate decreased to 22.0% for the nine months ended September 30, 2017 compared to 28.8% for the same period ended September 30, 2016, resulting in a decrease to the Provision for Income Taxes of approximately $15 million.  For the three months ended September 30, 2017, the decrease in the tax rate reflects a benefit of 4.5% recognized upon a foreign tax settlement.  For the nine months ended September 30, 2017, the decrease in the tax rate reflects a 4.0% benefit from the new accounting standard for employee share-based compensation payments, which the Company adopted in 2017, a 1.6% benefit in connection with our repatriation activities, which was primarily related to tax benefits associated with the forward contracts discussed in Note 8 – Derivative Instruments and Hedging Activities and a 1.4% benefit from the foreign tax settlement previously mentioned.

The Company had approximately $3.6 and $6.4 million recorded for income tax uncertainties as of September 30, 2017 and December 31, 2016, respectively.  The change is primarily attributable to a $2.2 million reduction related to a foreign tax settlement, along with other settlements and currency fluctuations. The uncertain amounts, if recognized, that would impact the effective tax rate are $3.6 and $6.4 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $1.9 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 5 – LONG –TERM OBLIGATIONS

During the third quarter of 2017, the Company entered into the borrowing arrangements summarized below through our wholly owned UK subsidiary to better balance our capital structure.

Debt Type	Amount	Term/Maturity	Interest Rate
Bank term loan	$280,000	5 year amortizing/July 2022	2.56% floating swapped to 1.36% fixed
Bank revolver	€150,000	5 year/July 2022	1.10% floating
Private placement	€100,000	6 year/July 2023	0.98% fixed
Private placement	€200,000	7 year/July 2024	1.17% fixed

The Company also maintains a 5-year revolving credit facility that provides for unsecured financing of up to $300 million and matures in July 2022.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2017
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.17 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	13.38 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

At September 30, 2017, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 18.00%, due in monthly and annual installments through 2025	$17,103	$—	$17,103
Senior unsecured notes 6.0%, due in 2018	75,000	62	74,938
Senior unsecured notes 3.8%, due in 2020	84,000	138	83,862
Senior unsecured notes 3.2%, due in 2022	75,000	156	74,844
Senior unsecured debts 2.6% floating, equal annual installments through 2022	280,000	755	279,245
Senior unsecured notes 3.5%, due in 2023	125,000	291	124,709
Senior unsecured notes 1.0%, due in 2023	118,190	418	117,772
Senior unsecured notes 3.4%, due in 2024	50,000	118	49,882
Senior unsecured notes 3.5%, due in 2024	100,000	291	99,709
Senior unsecured notes 1.2%, due in 2024	236,380	835	235,545
Senior unsecured notes 3.6%, due in 2025	125,000	314	124,686
Senior unsecured notes 3.6%, due in 2026	125,000	314	124,686
Capital lease obligations	879	—	879
	$1,411,552	$3,692	$1,407,860
Current maturities of long-term obligations	(136,392)	(62)	(136,330)
Total long-term obligations	$1,275,161	$3,631	$1,271,530

At December 31, 2016, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$18,246	$—	$18,246
Senior unsecured notes 6.0%, due in 2018	75,000	37	74,963
Senior unsecured notes 3.8%, due in 2020	84,000	119	83,881
Senior unsecured notes 3.2%, due in 2022	75,000	138	74,862
Senior unsecured notes 3.5%, due in 2023	125,000	256	124,744
Senior unsecured notes 3.4%, due in 2024	50,000	104	49,896
Senior unsecured notes 3.5%, due in 2024	100,000	256	99,744
Senior unsecured notes 3.6%, due in 2025	125,000	269	124,731
Senior unsecured notes 3.6%, due in 2026	125,000	269	124,731
Capital lease obligations	1,542	—	1,542
	$778,788	$1,448	$777,340
Current maturities of long-term obligations	(4,603)	—	(4,603)
Total long-term obligations	$774,185	$1,448	$772,737

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $136,105, $60,750, $57,909, $141,911 and $132,912 and $881,086 thereafter.

NOTE 6 — RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2017	2016	2017	2016

Service cost	$2,426	$2,261	$1,447	$1,148
Interest cost	1,752	1,694	459	477
Expected return on plan assets	(2,470)	(2,118)	(627)	(550)
Amortization of net loss	801	820	493	388
Amortization of prior service cost	—	—	104	89
Net periodic benefit cost	$2,509	$2,657	$1,876	$1,552

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2017	2016	2017	2016

Service cost	$7,279	$6,781	$4,166	$3,449
Interest cost	5,257	5,082	1,321	1,432
Expected return on plan assets	(7,409)	(6,353)	(1,781)	(1,651)
Amortization of net loss	2,403	2,462	1,400	1,165
Amortization of prior service cost	—	—	296	265
Net periodic benefit cost	$7,530	$7,972	$5,402	$4,660

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we contributed $24.7 million to our domestic defined benefit plans during the nine months ended September 30, 2017. We also expect to contribute approximately $2.5 million to our foreign defined benefit plans in 2017, and as of September 30, 2017, we have contributed approximately $2.0 million of that amount.

NOTE 7— ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Other	Total
Balance - December 31, 2015	$(206,725)	$(55,550)	$(72)	$(262,347)
Other comprehensive income before reclassifications	44,329	—	—	44,329
Amounts reclassified from accumulated other comprehensive income	(82)	2,511	19	2,448
Net current-period other comprehensive income	44,247	2,511	19	46,777
Balance - September 30, 2016	$(162,478)	$(53,039)	$(53)	$(215,570)

Balance - December 31, 2016	$(259,888)	$(59,775)	$(46)	$(319,709)
Other comprehensive income before reclassifications	69,493	—	(9,237)	60,256
Amounts reclassified from accumulated other comprehensive income	—	2,699	5,667	8,366
Net current-period other comprehensive income	69,493	2,699	(3,570)	68,622
Balance - September 30, 2017	$(190,395)	$(57,076)	$(3,616)	$(251,087)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended September 30,	2017	2016

Defined Benefit Pension Plans
Amortization of net loss	$1,294	$1,208	(a)
Amortization of prior service cost	104	89	(a)
	1,398	1,297	Total before tax
	(474)	(460)	Tax benefit
	$924	$837	Net of tax
Foreign Currency
Foreign currency gain	$—	$(82)	Miscellaneous, net
	—	(82)	Total before tax
	—	—	Tax benefit
	$—	$(82)	Net of tax
Other
Changes in treasury locks	$11	$10	Interest Expense
Changes in cross currency swap: interest component	(678)	—	Interest Expense
Changes in cross currency swap: foreign exchange component	7,481	—	Miscellaneous, net
	6,814	10	Total before tax
	(1,161)	(4)	Tax benefit
	$5,653	$6	Net of tax
Total reclassifications for the period	$6,577	$761

(a)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 6 – Retirement and Deferred Compensation Plans for additional details).

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Nine Months Ended September 30,	2017	2016

Defined Benefit Pension Plans
Amortization of net loss	$3,803	$3,627	(b)
Amortization of prior service cost	296	265	(b)
	4,099	3,892	Total before tax
	(1,400)	(1,381)	Tax benefit
	$2,699	$2,511	Net of tax
Foreign Currency
Foreign currency gain	$—	$(82)	Miscellaneous, net
	—	(82)	Total before tax
	—	—	Tax benefit
	$—	$(82)	Net of tax
Other
Changes in treasury locks	$32	$30	Interest Expense
Changes in cross currency swap: interest component	(678)	—	Interest Expense
Changes in cross currency swap: foreign exchange component	7,481	—	Miscellaneous, net
	6,835	30	Total before tax
	(1,168)	(11)	Tax benefit
	$5,667	$19	Net of tax
Total reclassifications for the period	$8,366	$2,448

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

For derivative instruments designated as hedges, the Company formally documents the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness at inception.  Quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Additionally, in order to designate any derivative instrument as a hedge of an anticipated transaction, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur. All derivative financial instruments used as hedges are recorded at fair value in the Consolidated Balance Sheets (See Note 9 - Fair Value).

CASH FLOW HEDGE

For derivative instruments that are designated and qualify as a cash flow hedge, the changes in fair values are recorded in accumulated other comprehensive loss and included in unrealized (losses) gains on cash flow hedges. The changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Consolidated Statements of Cash Flows.

As disclosed in Note 5 – Long-Term Obligations, our wholly owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a Euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan.  Related to this hedge, approximately $3.6 million of net after-tax loss is included in accumulated other comprehensive earnings at September 30, 2017. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at September 30, 2017 is $3.3 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates.  As of September 30, 2017, the fair value of the cross currency swap was a $12.1 million liability. The swap contract expires on July 20, 2022.

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

OTHER

As of September 30, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.4 million in accounts payable and accrued liabilities in the balance sheet.  All forward exchange contracts outstanding as of September 30, 2017 had an aggregate contract amount of $85.3 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016

		September 30, 2017		December 31, 2016
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments

Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$327	$—	$1,612
		$—	$327	$—	$1,612

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$375	$—	$2,881
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	12,097	—	—	—
		$12,097	$375	$—	$2,881

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Quarters Ended September 30, 2017 and September 30, 2016

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2017	2016		2017	2016
Cross currency swap contract:
Interest component	$(3,648)	$—	Interest expense	$678	$—	$(9,733)
Foreign exchange component	(7,481)	—	Miscellaneous, net	(7,481)	—	(2,200)
	$(11,129)	$—		$(6,803)	$—	$(11,933)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2017 and September 30, 2016

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2017	2016		2017	2016
Cross currency swap contract:
Interest component	$(3,648)	$—	Interest expense	$678	$—	$(25,707)
Foreign exchange component	(7,481)	—	Miscellaneous, net	(7,481)	—	(509)
	$(11,129)	$—		$(6,803)	$—	$(26,216)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended September 30, 2017 and September 30, 2016

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2017	2016
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(15,534)	$3,191
		$(15,534)	$3,191

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2017 and September 30, 2016

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2017	2016
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(64,651)	$(1,875)
		$(64,651)	$(1,875)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
September 30, 2017
Derivative Assets	$327	—	$327	—	—	$327
Total Assets	$327	—	$327	—	—	$327

Derivative Liabilities	$12,472	—	$12,472	—	—	$12,472
Total Liabilities	$12,472	—	$12,472	—	—	$12,472

December 31, 2016
Derivative Assets	$1,612	—	$1,612	—	—	$1,612
Total Assets	$1,612	—	$1,612	—	—	$1,612

Derivative Liabilities	$2,881	—	$2,881	—	—	$2,881
Total Liabilities	$2,881	—	$2,881	—	—	$2,881

As part of our repatriation activities, during the second quarter of 2017 we had a €700 million intercompany receivable balance on a U.S. Dollar functional subsidiary.  In order to minimize the foreign currency risk, the Company executed foreign currency forward contracts to sell Euros and receive U.S. Dollars.  These foreign currency forward contracts matured on July 27, 2017, which coincided with the date of the planned repatriation and resulted in the Company delivering €700 million in cash and receiving approximately $751 million in cash.  At maturity, the foreign exchange transaction loss on the forward contract amounted to $66.2 million. This impact was offset by the revaluation of the €700 million intercompany accounts receivable balance that had $69.5 million gain during the same period.  Therefore, the forward points on these forward contracts had a $3.3 million favorable impact on other (expense) income miscellaneous, net for the nine months ended September 30, 2017.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2017, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$327	$—	$327	$—
Total assets at fair value	$327	$—	$327	$—
Liabilities
Foreign exchange contracts (a)	$375	$—	$375	$—
Cross currency swap contract (a)	12,097	—	12,097	—
Total liabilities at fair value	$12,472	$—	$12,472	$—

As of December 31, 2016, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (a)	$1,612	$—	$1,612	$—
Total assets at fair value	$1,612	$—	$1,612	$—
Liabilities
Foreign exchange contracts (a)	$2,881	$—	$2,881	$—
Total liabilities at fair value	$2,881	$—	$2,881	$—

(a)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $1.2 billion as of September 30, 2017 and $739 million as of December 31, 2016.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at the Company’s facility in Jundiaí, São Paulo, Brazil.  The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, the Company reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB.  The Company is in the preliminary stages of further assessing the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for further investigation and possible remediation, which are based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and preliminary nature of our discussions with CETESB.  We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required.  We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.  We accrued $1.5 million (operating expense) in the first quarter of 2017 relating to this contingency.  The amount is periodically reviewed, and adjusted as necessary, as the matter continues to evolve.  Based on the current status of the investigation, no adjustment to the accrual was necessary for the quarter ended September 30, 2017.

NOTE 11 — STOCK REPURCHASE PROGRAM

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and nine months ended September 30, 2017, the Company repurchased approximately 546 thousand and 1.4 million shares for approximately $45.5 million and $113.3 million, respectively.  During the three and nine months ended September 30, 2016, the Company repurchased approximately 463 thousand and 1.1 million shares for approximately $36.1 million and $84.8 million, respectively.  As of September 30, 2017, there was $190.2 million of authorized share repurchases available to the Company.

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

Compensation expense attributable to employee stock options for the first nine months of 2017 was approximately $12.6 million ($8.6 million after tax).  The income tax benefit related to this compensation expense was approximately $4.0 million.  Approximately $11.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense attributable to stock options for the first nine months of 2016 was approximately $15.5 million ($10.4 million after tax).  The income tax benefit related to this compensation expense was approximately $5.1 million.  Approximately $13.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $11.86 and $10.59 per share during the first nine months of 2017 and 2016, respectively.  These values were estimated on the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine Months Ended September 30,	2017	2016

Dividend Yield	1.7%	1.8%
Expected Stock Price Volatility	15.8%	16.9%
Risk-free Interest Rate	2.2%	1.6%
Expected Life of Option (years)	6.7	6.7

A summary of option activity under the Company’s stock plans during the nine months ended September 30, 2017 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2017	8,070,444	$56.36	281,334	$56.45
Granted	1,622,082	74.90	—	—
Exercised	(1,345,252)	46.67	(66,367)	53.23
Forfeited or expired	(122,282)	71.42	—	—
Outstanding at September 30, 2017	8,224,992	$61.38	214,967	$57.44
Exercisable at September 30, 2017	5,310,730	$55.44	214,967	$57.44
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2017	6.3		5.3
Exercisable at September 30, 2017	5.0		5.3
Aggregate Intrinsic Value:
Outstanding at September 30, 2017	$206,938		$6,255
Exercisable at September 30, 2017	$165,175		$6,255
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2017	$44,734		$1,995
September 30, 2016	$38,514		$536

The fair value of options vested during the nine months ended September 30, 2017 and 2016 was $16.9 million and $17.2 million, respectively.  Cash received from option exercises was approximately $66.7 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $13.7 million in the nine months ended September 30, 2017.  As of September 30, 2017, the remaining valuation of stock option awards to be expensed in future periods was $16.4 million and the related weighted-average period over which it is expected to be recognized is 2.0 years.

The fair value of RSU grants is the market price of the underlying shares on the grant date.  A summary of RSU activity as of September 30, 2017, and changes during the nine month period then ended, is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	RSUs	Grant-Date Fair Value	RSUs	Grant-Date Fair Value
Nonvested at January 1, 2017	72,127	$69.31	15,745	$75.56
Granted	89,110	74.43	14,793	80.45
Vested	(51,963)	68.52	(15,745)	75.56
Nonvested at September 30, 2017	109,274	$73.86	14,793	$80.45

Compensation expense recorded attributable to RSUs for the first nine months of 2017 and 2016 was approximately $2.4 million and $2.3 million, respectively.  The actual tax benefit realized for the tax deduction from RSUs was approximately $1.6 million in the nine months ended September 30, 2017. The fair value of units vested during the nine months ended September 30, 2017 and 2016 was $4.7 million and $1.9 million, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2017 and 2016 was $5.2 million and $2.3 million, respectively.  As of September 30, 2017, there was $6.2 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.1 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative total shareholder return of our common stock during a three year performance period compared to a peer group.  The total expected expense related to this program for awards outstanding as of September 30, 2017 is approximately $4.0 million, of which $1.5 million and $973 thousand was recognized in the first nine months of 2017 and 2016, respectively.

NOTE 13 — EARNINGS PER SHARE

Aptar’s authorized common stock consists of 199 million shares, having a par value of $0.01 each.  Information related to the calculation of earnings per share is as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$53,523	$53,523	$53,098	$53,098

Average equivalent shares
Shares of common stock	62,592	62,592	62,858	62,858
Effect of dilutive stock based compensation
Stock options	2,171	—	1,791	—
Restricted stock	58	—	41	—
Total average equivalent shares	64,821	62,592	64,690	62,858
Net income per share	$0.83	$0.86	$0.82	$0.84

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$170,517	$170,517	$156,009	$156,009

Average equivalent shares
Shares of common stock	62,527	62,527	62,878	62,878
Effect of dilutive stock based compensation
Stock options	2,046	—	2,059	—
Restricted stock	53	—	52	—
Total average equivalent shares	64,626	62,527	64,989	62,878
Net income per share	$2.64	$2.73	$2.40	$2.48

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

Financial information regarding the Company’s reportable segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Sales:
Beauty + Home	$338,068	$319,244	$992,476	$984,008
Pharma	199,551	191,190	598,168	565,363
Food + Beverage	91,852	82,952	269,159	257,435
Total Sales	629,471	593,386	1,859,803	1,806,806
Less: Intersegment Sales:
Beauty + Home	$4,320	$3,214	$14,163	$13,321
Pharma	4	(4)	7	—
Food + Beverage	821	447	2,245	1,419
Total Intersegment Sales	$5,145	$3,657	$16,415	$14,740
Net Sales:
Beauty + Home	$333,748	$316,030	$978,313	$970,687
Pharma	199,547	191,194	598,161	565,363
Food + Beverage	91,031	82,505	266,914	256,016
Net Sales	$624,326	$589,729	$1,843,388	$1,792,066
Segment Income (1):
Beauty + Home	$21,837	$25,380	$69,248	$79,455
Pharma	55,426	55,037	174,288	166,870
Food + Beverage	11,668	10,101	31,385	32,977
Corporate & Other	(10,793)	(7,479)	(32,734)	(35,310)
Interest Expense	(9,733)	(8,753)	(25,707)	(26,547)
Interest Income	1,113	715	2,086	1,759
Income before Income Taxes	$69,518	$75,001	$218,566	$219,204

(1)

The Company evaluates performance of our business units and allocates resources based upon segment income. Segment income is defined as earnings before net interest expense, certain corporate expenses and income taxes.

Note 15 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to Aptar’s facility in Annecy, France in June 2016.  The fire was contained to one of three production units and there were no reported injuries. Aptar Annecy supplies anodized aluminum components for certain Aptar dispensing systems.  While repairs are underway, Aptar will source from its network of suppliers as well as from its anodizing facility in Brazil.  The Company is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results.  Losses related to the fire of $4.5 million and $14.4 million were incurred during the three and nine months ended September 30, 2017, respectively.  During the three and nine months ended September 30, 2016, losses related to the fire of $4.9 million and $5.5 million were incurred, respectively.  For the nine months ended September 30, 2017, we have received insurance proceeds of $12.0 million.  As our cash receipts are in excess of costs incurred, we currently have a prepayment of $1.0 million at September 30, 2017, which is included in Accounts Payable and Accrued Liabilities in the Condensed Consolidated Balance Sheet.  In many cases, our insurance coverage exceeds the amount of these recognized losses. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.  Profitability was negatively impacted by $1.4 million and $4.1 million related to the Annecy fire during the three and nine months ended September 30, 2017, respectively.  During the three and nine months ended September 30, 2016, profitability was negatively impacted by $1.4 million.  These costs are included in the Beauty + Home segment.

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

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016

Net Sales	$589,729	$1,801,626
Net Income Attributable to AptarGroup Inc.	53,526	163,140
Net Income per common share — basic	0.85	2.59
Net Income per common share — diluted	0.83	2.51

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.4	64.6	64.7	63.9
Selling, research & development and administrative	15.3	14.7	15.9	16.0
Depreciation and amortization	6.4	6.7	6.2	6.5
Operating income	12.9	14.0	13.2	13.6
Other expense	(1.8)	(1.3)	(1.3)	(1.4)
Income before income taxes	11.1	12.7	11.9	12.2
Net Income	8.6	9.0	9.3	8.7
Effective tax rate	23.0%	29.2%	22.0%	28.8%
Adjusted EBITDA margin (1)	18.9%	20.8%	19.4%	20.5%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 30.

NET SALES

We reported net sales of $624.3 million for the quarter ended September 30, 2017, which represents a 6% increase compared to the $589.7 million reported during the third quarter of 2016. The average U.S. dollar exchange rate weakened compared to the Euro and most other major currencies related to our business.  This resulted in a positive currency translation impact of 3%.  Therefore, core sales, which exclude changes in foreign currency rates, increased 3% in the third quarter of 2017 compared to the third quarter of 2016.  Core sales in the third quarter of 2017 were negatively impacted by 2% coming from lower custom tooling sales compared to the prior year. All three segments reported core sales improvements in the third quarter of 2017 with the increase mainly driven by product sales growth in our Food + Beverage and Beauty + Home segments.  Pharma sales growth was negatively impacted by $13.0 million lower tooling sales due to a significant consumer health care tooling project that was recognized in the third quarter of 2016.

Third Quarter 2017	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	3%	1%	8%	3%
Currency Effects (1)	3%	3%	2%	3%
Total Reported Net Sales Growth	6%	4%	10%	6%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

For the first nine months of 2017, we reported net sales of $1.84 billion, 3% above the first nine months of 2016 reported net sales of $1.79 billion.  Changes in foreign currency rates were immaterial for the first nine months and therefore had no impact on consolidated reported sales.  The acquisition of Mega Airless positively impacted sales by 1%.  Therefore, core sales for the first nine months of 2017 increased by 2% compared to the first nine months of 2016.  Tooling sales did not significantly impact our consolidated results as increases in Food + Beverage and Beauty + Home tooling sales were offset by lower Pharma tooling sales due to the 2016 consumer health care project mentioned above.

First Nine Months of 2017	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	—%	6%	5%	2%
Acquisitions	1%	—%	—%	1%
Currency Effects (1)	—%	—%	(1)%	—%
Total Reported Net Sales Growth	1%	6%	4%	3%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total

Domestic	$164,345	26%	$153,295	26%	$484,984	26%	$475,550	27%
Europe	350,631	56%	335,876	57%	1,057,841	57%	1,019,699	57%
Latin America	65,557	11%	60,424	10%	176,965	10%	166,661	9%
Asia	43,793	7%	40,134	7%	123,598	7%	130,156	7%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment income on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales increased to 65.4% in the third quarter of 2017 compared to 64.6% in the third quarter of 2016. Our COS percentage was negatively impacted by continued operational inefficiencies in our custom decorative packaging business in Europe.  We also experienced approximately $1.6 million of higher material costs in the third quarter of 2017 compared to the same period in 2016.

Cost of sales as a percent of net sales increased to 64.7% in the first nine months of 2017 compared to 63.9% in the same period a year ago.  As mentioned above, our COS percentage was negatively impacted by operational inefficiencies in our custom decorative packaging business in Europe.  Our COS percentage was also negatively impacted by approximately $7.6 million due to higher material costs in the first nine months of 2017 compared to the same period in 2016.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased by approximately $9.1 million in the third quarter of 2017 compared to the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $6.5 million in the quarter. The increase is mainly due to increases in professional fees and salary expenses related to specific projects during the third quarter of 2017 along with other normal inflationary increases.  Due to this increased strategic spending, SG&A as a percentage of net sales increased to 15.3% compared to 14.7% in the same period of the prior year.

SG&A increased by approximately $7.1 million to $292.9 million in the first nine months of 2017 compared to $285.8 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $7.4 million in the first nine months of 2017 compared to the first nine months of 2016. This increase is mainly due to the increase in specific projects mentioned above.  During 2017, we also recognized $1.3 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc. and $1.5 million of incremental operating costs related to the two additional months of Mega Airless activity.  We also recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s facility in Brazil. These increases were offset by one-time transaction costs of $5.6 million related to the Mega Airless acquisition in 2016, which did not repeat in 2017.  Due to higher sales, SG&A as a percentage of net sales decreased to 15.9% compared to 16.0% in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $0.4 million in the third quarter of 2017 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $0.9 million in the quarter compared to the same period a year ago. This decrease is due to several large investments becoming fully depreciated during 2017.  Due to the reported sales increasing more than depreciation and amortization expenses, depreciation and amortization as a percentage of net sales decreased to 6.4% in the third quarter of 2017 compared to 6.7% in the same period of the prior year.

For the first nine months of 2017, reported depreciation and amortization expenses decreased by approximately $1.3 million compared to the first nine months of 2016. Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $1.4 million compared to the same period a year ago. Incremental depreciation and amortization costs of $2.6 million related to the two additional months of Mega Airless activity in 2017 was offset by the several large investments becoming fully depreciated, as discussed above.  As depreciation and amortization expenses decreased due to the lapsing of these large investments, depreciation and amortization as a percentage of net sales decreased to 6.2% compared to 6.5% in the first nine months of 2017 compared to the same period of the prior year.

OPERATING INCOME

Operating income decreased approximately $1.9 million in the third quarter of 2017 compared to the same period a year ago.  Excluding changes in foreign currency rates, operating income decreased by approximately $4.8 million in the quarter compared to the same period a year ago.  This decrease is mainly due to certain operational inefficiencies in Europe and increased strategic spending as discussed above.  Operating income as a percentage of net sales decreased to 12.9% in the third quarter of 2017 compared to 14.0% for the same period in the prior year.

Operating income decreased approximately $2.4 million to $242.8 million in the first nine months of 2017 compared to $245.2 million in the same period of the prior year.  Excluding changes in foreign currency rates, operating income decreased by approximately $1.7 million in the first nine months of 2017 compared to the same period a year ago. The remaining decrease is due to the softness in sales from our Beauty + Home segment, increased strategic spending and certain operational inefficiencies as discussed above.  2016 operating income was negatively impacted by $5.6 million of transaction costs and $2.6 million of purchase accounting adjustments related to our Mega Airless acquisition. Operating income as a percentage of net sales decreased to 13.2% in the first nine months of 2017 compared to 13.6% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the third quarter of 2017 increased to $10.9 million from $7.3 million in the same period of the prior year. This increase is primarily due to $2.4 million of unfavorable currency impacts during the third quarter of 2017, mainly related to the weakening of the Argentinian peso compared to the Euro and the lack of a developed market to effectively hedge this exposure.  We incurred a $1.0 million increase in interest expense related to new European borrowing arrangements due to a €700 million repatriation to the U.S. that was completed in the third quarter.  However, we also realized $0.4 million of additional interest income as most of the repatriated cash was still available in the U.S. during the third quarter of 2017.

Net other expenses for the nine months ended September 30, 2017 decreased to $24.3 million from $26.0 million in the same period of the prior year.  This decrease is mainly due to $0.8 million of lower interest expense as we were able to repay our revolving credit facility in the U.S. along with a $0.3 million increase in interest income related to the cash repatriation discussed above.

EFFECTIVE TAX RATE

The reported effective tax rate decreased to 23.0% for the three months ended September 30, 2017 compared to 29.2% for the same period ended September 30, 2016.  The current year rate includes a benefit of 4.5% from a foreign tax settlement.

The reported effective tax rate also decreased to 22.0% for the nine months ended September 30, 2017 compared to 28.8% for the nine months ended September 30, 2016.  The current year rate for nine months includes a 4.0% benefit from the new accounting standard for employee share-based payments, which the Company has adopted in 2017 and an additional 1.6% benefit in connection with our repatriation activities, which was primarily related to tax benefits associated with the forward contracts discussed in Note 8 to the Unaudited Notes to the Condensed Consolidated Financial Statements.  The foreign tax settlement provided an additional benefit of 1.4% for the nine month period as well.  The tax rate for 2016 reflected benefits attributable to investment incentives and tax refunds in France.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup, Inc. of $53.5 million and $170.5 million in the three and nine months ended September 30, 2017, respectively, compared to $53.1 million and $156.0 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Sales	$333,748	$316,030	$978,313	$970,687
Segment Income	21,837	25,380	69,248	79,455
Segment Income as a percentage of Net Sales	6.5%	8.0%	7.1%	8.2%
Adjusted EBITDA margin (1)	12.8%	14.9%	13.2%	14.9%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 30.

Net sales for the quarter ended September 30, 2017 increased 6% to $333.7 million compared to $316.0 million in the third quarter of the prior year.  Changes in currency rates positively impacted net sales by 3%.  Therefore, core sales increased 3% in the third quarter of 2017 compared to the same quarter of the prior year.  Geographically, strong sales in North America, Latin America and Asia offset continued weakness in Europe, mainly due to lower sales of our products to the prestige fragrance markets.   From a market perspective, we experienced strong personal care and home care core sales increases of 4% and 9%, respectively while beauty sales were flat when compared to the prior year quarter.  The increase in personal care sales mainly relates to new body care products while the increase in the home care market is due to new product sales for automotive applications.  Core sales for the beauty market were flat as increases in sampling and promotion products offset lower fragrance and cosmetic sales.

Third Quarter 2017	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	4%	—%	9%	3%
Currency Effects (1)	3%	3%	2%	3%
Total Reported Net Sales Growth	7%	3%	11%	6%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales increased 1% in the first nine months of 2017 to $978.3 million compared to $970.7 million in the first nine months of the prior year.  The Mega Airless acquisition positively affected net sales by 1% in the first nine months of 2017 while changes in currency rates did not have any impact.  Therefore, core sales were flat for the first nine months of 2017 compared to the same period in the prior year.  Personal care sales were flat as increases in sales of our products to the body care market were offset by general softness in other markets we serve.  Sales to the beauty market decreased slightly as higher sampling and promotion sales mostly offset lower sales to our prestige fragrance market.  Sales to the home care market decreased 2% as new product sales to the automotive market were not able to completely offset lower insecticide sales predominately in North America and Latin America related to the unusually high demand for these products in 2016.

First Nine Months of 2017	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	—%	(1)%	(2)%	—%
Acquisitions	1%	1%	—%	1%
Currency Effects (1)	—%	—%	1%	—%
Total Reported Net Sales Growth	1%	—%	(1)%	1%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the third quarter of 2017 decreased 14% to $21.8 million compared to $25.4 million reported in the same period in the prior year.  We continue to experience operational inefficiencies in our custom decorative packaging business in Europe.  We also experienced $2.0 million of higher material costs and some unfavorable currency impacts in Argentina during the third quarter of 2017.

Segment income in the first nine months of 2017 decreased approximately 13% to $69.2 million compared to $79.5 million reported in the same period in the prior year.  The decrease compared to the prior year is mostly due to the productivity issues and increased material costs discussed above.  We also recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s anodizing facility in Brazil.

PHARMA SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Sales	$199,547	$191,194	$598,161	$565,363
Segment Income	55,426	55,037	174,288	166,870
Segment Income as a percentage of Net Sales	27.8%	28.8%	29.1%	29.5%
Adjusted EBITDA margin (1)	33.2%	34.1%	34.2%	34.9%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 30.

Net sales for the Pharma segment increased by 4% in the third quarter of 2017 to $199.5 million compared to $191.2 million in the third quarter of 2016.  Changes in currency positively affected net sales by 3% in the third quarter of 2017.  Therefore, core sales increased by 1% in the third quarter of 2017 compared to the third quarter of 2016. Included in the core sales growth is a negative impact of 7% from lower custom tooling sales compared to the prior year. For the injectables market, strong customer sales in the current quarter along with lower sales in 2016 due to the timing of certain validations of our new capacity in Europe led to a 15% increase in core sales.  The prescription drug market reported a core sales increase of 2% on higher asthma and COPD product sales during the third quarter of 2017.  The consumer health care market reported a core sales decrease of 6% solely due to a significant amount of custom tooling sales recognized in the third quarter of 2016.  Device sales to the consumer health care market remained strong mainly due to increases in nasal decongestant and nasal saline sales.

Third Quarter 2017	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	2%	(6)%	15%	1%
Currency Effects (1)	3%	3%	5%	3%
Total Reported Net Sales Growth	5%	(3)%	20%	4%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2017 increased by 6% to $598.2 million compared to $565.4 million in the first nine months of 2016.  Changes in currency rates did not impact net sales in the first nine months of 2017.  Therefore, core sales increased by 6% in the first nine months of 2017 compared to the same period in the prior year. The consumer health care market reported a core sales increase of 7%.  As discussed above, strong demand for our products used on nasal decongestants and nasal salines were offset by a decrease in tooling sales related to a consumer health care project recognized in the third quarter of 2016.  The prescription drug market reported a core sales increase of 4% on strong asthma, COPD and allergic rhinitis product sales during the first nine months of 2017.  Core sales of our products to the injectables markets increased 11% due to improved sales of our components used on antithrombotic and small molecule products as well as the ramp up of our increased capacities in Europe.

First Nine Months of 2017	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	4%	7%	11%	6%
Currency Effects (1)	—%	—%	(1)%	—%
Total Reported Net Sales Growth	4%	7%	10%	6%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the third quarter of 2017 increased 1% to $55.4 million compared to $55.0 million reported in the same period of the prior year.  This increase is mainly due to increased device sales discussed above.  However, the lower percentage increase is due to the mix of business as our injectable products carry a lower margin than prescription products.  We were also negatively impacted by some unfavorable manufacturing variances and currency impacts in Argentina.

Segment income in the first nine months of 2017 increased approximately 4% to $174.3 million compared to $166.9 million reported in the same period of the prior year.  Strong sales volumes across all three markets were able to offset unfavorable currency impacts and manufacturing variances, $1.3 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc. and start-up costs related to our new injectable capacity in North America.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Sales	$91,031	$82,505	$266,914	$256,016
Segment Income	11,668	10,101	31,385	32,977
Segment Income as a percentage of Net Sales	12.8%	12.2%	11.8%	12.9%
Adjusted EBITDA margin (1)	19.9%	19.6%	18.6%	19.9%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 30.

Net sales for the quarter ended September 30, 2017 increased approximately 10% to $91.0 million compared to $82.5 million in the third quarter of the prior year. Changes in foreign currency rates had a favorable impact of 2% on the total segment sales. Therefore, core sales increased by 8% in the third quarter of 2017 compared to the third quarter of 2016.  Core sales to the food market increased 3% while core sales to the beverage market increased 18% in the third quarter of 2017 compared to the same period of the prior year.  Sales to the food market increased mainly due to strong sales of our products used on sauces and condiments as well as increased sales to our baby food customers.  For the beverage market, we recognized strong product sales to our functional drink and bottled water customers.  For the segment, we also benefitted from a $1.9 million increase in tooling sales along with a $1.3 million increase on the pass-through of resin price changes in the third quarter ended September 30, 2017 compared to the third quarter of the prior year.

Third Quarter 2017
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	3%	18%	8%
Currency Effects (1)	2%	2%	2%
Total Reported Net Sales Growth	5%	20%	10%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2017 increased by 4% to $266.9 million compared to $256.0 million in the first nine months of 2016.  Changes in currency rates negatively impacted net sales by 1% in the first nine months of 2017.  Therefore, core sales increased by 5% in the first nine months of 2017 compared to the same period in the prior year.  Core sales to both the food and beverage markets increased 5% in the first nine months of 2017 compared to the same period of the prior year.  As discussed above, sales to the food market increased due to strong sales of our products used on sauces and condiments. We also realized increases in sales of our products used on cooking oils and infant nutrition products.  For the beverage market, strong sales to our bottled water customers offset a slight decrease in functional drink application sales. Sales for the first nine months of 2017 were also favorably impacted by higher tooling sales of $4.4 million.

First Nine Months of 2017
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	5%	5%	5%
Currency Effects (1)	—%	(1)%	(1)%
Total Reported Net Sales Growth	5%	4%	4%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Segment income in the third quarter of 2017 increased approximately 16% to $11.7 million compared to $10.1 million reported in the same period of the prior year. This increase is mainly due to both an increase in product and tooling sales during the quarter as discussed above.

Segment income in the first nine months of 2017 decreased approximately 5% to $31.4 million compared to $33.0 million reported in the same period of the prior year.  Negative product mix, along with legal fees to defend our intellectual property, more than offset the impact of our increase in sales and led to lower segment income during the first nine months of 2017 compared to the same period in 2016.

CORPORATE & OTHER

In addition to our three operating business segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 14 to the Unaudited Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our operating segments.  Corporate & Other expense increased to $10.8 million for the quarter ended September 30, 2017 compared to $7.5 million in the third quarter of the prior year.  This increase is mainly due to increases in professional fees and salary expenses related to specific projects.

Corporate & Other expense in the first nine months of 2017 decreased to $32.7 million compared to $35.3 million reported in the same period of the prior year.  This decrease is mainly due to $5.6 million of transaction costs related to the Mega Airless acquisition reported in the first quarter of 2016, which more than offset the increases in professional fees and salaries mentioned above.

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

	Three Months Ended
	September 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$624,326	$333,748	$199,547	$91,031	$-	$-

Reported net income	$53,529
Reported income taxes	15,989
Reported income before income taxes	69,518	21,837	55,426	11,668	(10,793)	(8,620)
Adjustments:
None
Earnings before income taxes	69,518	21,837	55,426	11,668	(10,793)	(8,620)
Interest expense	9,733					9,733
Interest income	(1,113)					(1,113)
Earnings before net interest and taxes (EBIT)	78,138	21,837	55,426	11,668	(10,793)	-
Depreciation and amortization	40,087	20,790	10,834	6,448	2,015	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$118,225	$42,627	$66,260	$18,116	$(8,778)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		6.5%	27.8%	12.8%
EBITDA margins (EBITDA / Reported Net Sales)	18.9%	12.8%	33.2%	19.9%

	Three Months Ended
	September 30, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$589,729	$316,030	$191,194	$82,505	$-	$-

Reported net income	$53,100
Reported income taxes	21,901
Reported income before income taxes	75,001	25,380	55,037	10,101	(7,479)	(8,038)
Adjustments:
None
Earnings before income taxes	75,001	25,380	55,037	10,101	(7,479)	(8,038)
Interest expense	8,753					8,753
Interest income	(715)					(715)
Earnings before net interest and taxes (EBIT)	83,039	25,380	55,037	10,101	(7,479)	-
Depreciation and amortization	39,667	21,653	10,185	6,064	1,765	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$122,706	$47,033	$65,222	$16,165	$(5,714)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		8.0%	28.8%	12.2%
EBITDA margins (EBITDA / Reported Net Sales)	20.8%	14.9%	34.1%	19.6%

	Nine Months Ended
	September 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,843,388	$978,313	$598,161	$266,914	$-	$-

Reported net income	$170,523
Reported income taxes	48,043
Reported income before income taxes	218,566	69,248	174,288	31,385	(32,734)	(23,621)
Adjustments:
None
Earnings before income taxes	218,566	69,248	174,288	31,385	(32,734)	(23,621)
Interest expense	25,707					25,707
Interest income	(2,086)					(2,086)
Earnings before net interest and taxes (EBIT)	242,187	69,248	174,288	31,385	(32,734)	-
Depreciation and amortization	114,660	60,017	30,462	18,371	5,810	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$356,847	$129,265	$204,750	$49,756	$(26,924)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		7.1%	29.1%	11.8%
EBITDA margins (EBITDA / Reported Net Sales)	19.4%	13.2%	34.2%	18.6%

	Nine Months Ended
	September 30, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,792,066	$970,687	$565,363	$256,016	$-	$-

Reported net income	$156,017
Reported income taxes	63,187
Reported income before income taxes	219,204	79,455	166,870	32,977	(35,310)	(24,788)
Adjustments:
Transaction costs related to the Mega Airless acquisition	5,640				5,640
Purchase accounting adjustments related to Mega Airless inventory	2,577	2,151	426
Adjusted earnings before income taxes	227,421	81,606	167,296	32,977	(29,670)	(24,788)
Interest expense	26,547					26,547
Interest income	(1,759)					(1,759)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	252,209	81,606	167,296	32,977	(29,670)	-
Depreciation and amortization	115,944	63,150	29,802	17,960	5,032	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$368,153	$144,756	$197,098	$50,937	$(24,638)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		8.2%	29.5%	12.9%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.5%	14.9%	34.9%	19.9%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2017	2016

Notes payable	$109,910	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	136,330	4,603
Long-Term Obligations, net of unamortized debt issuance costs	1,271,530	772,737
Total Debt	1,517,770	946,553
Less:
Cash and equivalents	1,018,666	466,287
Net Debt	$499,104	$480,266

Total Stockholders' Equity	$1,321,824	$1,174,242
Net Debt	499,104	480,266
Net Capital	$1,820,928	$1,654,508

Net Debt to Net Capital	27.4%	29.0%

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

We generally incur higher employee stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2017 is as follows:

2017
First Quarter	$6.9
Second Quarter	3.0
Third Quarter	2.6
Fourth Quarter (estimated for 2017)	2.7
$15.2

LIQUIDITY AND CAPITAL RESOURCES

We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future.  We have historically used cash flow from operations, our revolving credit facilities, stock option exercises and debt, as needed, as our primary sources of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives.

Other uses of liquidity include paying dividends to stockholders and repurchasing shares of our common stock.  The majority of these cash needs are met using U.S. funds.  Due to the strengthening U.S. dollar, which helped mitigate the tax cost of repatriation, and proposed tax reforms on unrepatriated earnings, we voluntarily repatriated approximately €250 million ($263 million) in the first quarter of 2017 and another €700 million ($751 million) in the third quarter of 2017 from Europe to the U.S. We believe that these repatriations provide us with significant resources to meet our U.S. funding needs for the next several years. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

In the first nine months of 2017, our operations provided approximately $265.2 million in cash flow compared to $202.4 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to profit growth and a decrease in working capital requirements.

We used $189.2 million in cash for investing activities during the first nine months of 2017 compared to $265.5 million during the same period a year ago. The decrease is due primarily to the Mega Airless acquisition in 2016 of $203.0 million, net of cash received. Our investment in capital projects increased $28.4 million for the first nine months of 2017 compared to the first nine months of 2016.  We also invested $5 million for a 20% minority investment in a technology company which provides digital monitoring systems for medical devices. Our 2017 estimated cash outlays for capital expenditures are expected to be in the range of approximately $155 to $160 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities provided $447.3 million in cash during the first nine months of 2017, compared to $1.1 million during the same period a year ago.  During 2017, we repatriated $1.0 billion from Europe to the U.S., which was partially funded by committed financing arrangements in the U.K. discussed below.  These funds were initially used to repay $160 million outstanding on the U.S. revolving credit facility and repurchase $113.3 million of common stock.  For 2016, proceeds from notes payable were used to partially finance the acquisition of Mega Airless and to repurchase and retire common stock.  Proceeds from stock option exercises were offset by the cash paid to stockholders in dividends during 2017 and 2016.

Cash and equivalents increased to $1.0 billion at September 30, 2017 from $466.3 million at December 31, 2016 mainly due to the $1.0 billion repatriation from Europe to the U.S as discussed below.  Total short and long-term interest bearing debt increased in the first nine months of 2017 to $1.5 billion from $946.6 million at December 31, 2016 primarily due to the additional debt taken on in Europe to fund the repatriation.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents less short-term investments) to Net Capital (stockholder’s equity plus Net Debt) was 27.4% at September 30, 2017 compared to 29.0% at December 31, 2016. See the reconciliation of Non-U.S. GAAP measures starting on page 30.

On July 20, 2017, the Company replaced its $300 million revolving credit facility with a new 5-year multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in Aptar’s consolidated leverage ratio. At September 30, 2017, we had an outstanding balance of €90 million under the credit facility.  At December 31, 2016, we had an outstanding balance of $166 million under the credit facility.  We incurred approximately $734 thousand and $370 thousand in interest and fees related to this credit facility during the nine months ended September 30, 2017 and 2016, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2017
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.17 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	13.38 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or uncommitted short-term borrowings.  Following the repatriation of cash to the U.S. discussed above, the majority of our $1.0 billion in cash and equivalents is located within the U.S. and we now have committed financing arrangements in the U.K. as detailed below.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

During the third quarter of 2017, the Company entered into the borrowing arrangements summarized below through our wholly owned UK subsidiary to better balance our capital structure.

Debt type	Amount	Term/Maturity	Interest rate
Bank term loan	$280 million	5 year amortizing/July 2022	2.56% floating swapped to 1.36% fixed
Bank revolver	€150 million	5 year/July 2022	1.10% floating
Private placement	€100 million	6 year/July 2023	0.98% fixed
Private placement	€200 million	7 year/July 2024	1.17% fixed

Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to mitigate the currency risk of U.S. dollar debt on a Euro functional currency entity and to also mitigate the risk of variability in interest rates on the $280 million bank term loan. The Company expects its future European cash flows will be sufficient to service this new debt.

On October 19, 2017, the Board of Directors declared a quarterly cash dividend of $0.32 per share payable on November 22, 2017 to stockholders of record as of November 1, 2017.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  Standards that are effective for 2017 are discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales.  We are also evaluating our service, license, exclusivity and royalty arrangements, which need to be reviewed individually to ensure proper accounting under the new standard. To date, our internal project team has reviewed a substantial portion of contracts.  While we continue to assess the potential impacts of the new standard, we currently believe the pronouncement will affect the way we account for tooling contracts.  We currently recognize revenue for these contracts when the title and risk of loss transfers to the customer.  Under the new guidance, we expect we will be required to recognize revenue for certain contracts over the time required to build the tool.  We also continue to progress in updating our internal controls along with reviewing and developing the additional disclosures required by the standard.  We currently anticipate adopting the modified retrospective transition method for implementing this guidance on the standard’s effective date.

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

OUTLOOK

For the fourth quarter, we expect continued revenue growth in each of our three operating segments.  We also anticipate that raw material costs and lower results in our custom decorative packaging business in Europe will negatively impact profitability.  We expect earnings per share for the fourth quarter to be in the range of $0.68 to $0.73 per share, compared to $0.77 per share reported in the prior year.  Our guidance range is based on an effective tax rate range of 26.5% to 28.5%, which includes an estimate of the potential tax benefit from our adoption of the new accounting standard for share-based compensation.  Prior year earnings per share included approximately $0.08 related to certain tax benefits.

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

The table below provides information as of September 30, 2017 about our forward currency exchange contracts.  The majority of the contracts expire before the end of 2017.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc / Euro	$53,078	0.8786	53,078-66,509
Euro / Indian Rupee	11,263	76.0763	11,263-11,680
Euro / U.S. Dollar	8,556	1.1926	7,215-9,002
Euro / Brazilian Real	6,633	3.7988	6,633-7,155
Euro / Indonesian Rupiah	2,256	16,785.0000	1,962-2,256
U.S. Dollar / Euro	1,267	0.8438	1,267-2,325
Czech Koruna / Euro	1,083	0.0385	312-1,534
British Pound / Euro	584	1.0984	584-1,321
U.S. Dollar / Mexican Peso	338	17.8579	301-880
Euro / Swiss Franc	255	1.1405	0-255
Total	$85,313

As of September 30, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.4 million in accounts payable and accrued liabilities on the balance sheet. Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly owned UK subsidiary.  The fair value of this cash flow hedge is $12.1 million and is reported in accounts payable and accrued liabilities on the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2017, the Plan purchased 3,500 shares of our common stock on behalf of the participants at an average price of $81.89, for an aggregate amount of $287 thousand, and sold no shares of our common stock on behalf of the participants.  At September 30, 2017, the Plan owned 75,136 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

The Company spent $45.5 million to repurchase approximately 546 thousand shares during the third quarter of 2017.

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2017:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

7/1 – 7/31/17	—	$—	—	$235.7
8/1 – 8/31/17	252,308	82.22	252,308	215.0
9/1 – 9/30/17	293,254	84.56	293,254	190.2
Total	545,562	$83.48	545,562	$190.2

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2017, filed with the SEC on November 1, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets – September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Equity - Nine Months Ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2017 and 2016 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 1, 2017