Form 10-K
period 2017-12-31
APTARGROUP INC
filed 2018-02-26
CIK 896622

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10‑K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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

The aggregate market value of the common stock held by non‑affiliates as of June 30, 2017 was $5,835,925,185.

The number of shares outstanding of common stock, as of February 19, 2018, was 62,111,611 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 2, 2018 are incorporated by reference into Part III of this report.

AptarGroup, Inc.

FORM 10‑K

For the Year Ended December 31, 2017

i/ATR	2017 Form 10-K

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

We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 7% of our 2017 net sales.

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

AVAILABLE INFORMATION

Our periodic and current reports, and any amendments to those reports, are available, free of charge, through a link on the Investors page of our website (www.aptar.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).   These filings are also available to the public over the Internet at the SEC’s website (http://www.sec.gov).  You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the reference room.

Also posted on our website are the charters for our Audit, Management Development and Compensation, Governance and Executive Committees, our Governance Principles, our Code of Business Conduct & Ethics, our Director Independence Standards and our Conflict Minerals Statement. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment or waiver to the Code of Business Conduct & Ethics applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

1/ATR	2017 Form 10-K

OUR STRATEGY

We seek to enhance our position as a leading global provider of innovative packaging dispensing and sealing solutions and deliver increased value to our customers and stockholders through strategic focus and execution in the following areas:

(i)

Successful Transformation:  To strengthen our performance and deepen our position as a true market shaper, we need to continually evaluate our business.  We have launched a comprehensive business transformation plan spanning all of Beauty + Home and key corporate support functions including Finance, HR, IT and Purchasing.

(ii)

Focus on Organic Growth:  We will be focused strongly on accelerating our top line growth with added emphasis on high growth economies.  In order to develop this focus, we are creating empowered, regional, cross functional P&L teams who are fully accountable to drive profitable growth.

(iii)

Excellence in Core Business Functions:  We have established three pillars of functional excellence to ensure we perform at best in class levels in the core functions of any manufacturing business, namely “innovate”, “produce” and “sell,” and that our business teams are supported in the areas of Innovation, Operations and Commercial Excellence.

(iv)

Focus on Talent and Leadership:  Execution of our strategy requires a talented, motivated, diverse, international team.  We have a focused talent acquisition and development strategy to ensure our teams have the right skills to execute our strategy.

(v)

Partnerships and Acquisitions:  We will continue to focus on growing the company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings.

Facilitating the execution of our strategy are our core values, which dictate how we interact internally and externally with our customers, suppliers and all stakeholders.

DESCRIPTION OF APTARGROUP’S REPORTING SEGMENTS

INFORMATION ABOUT SEGMENTS

AptarGroup’s organizational structure consists of three market‑focused business segments which are Beauty + Home, Pharma and Food + Beverage. This is a strategic structure which allows us to be more closely aligned with our customers and the markets in which they operate. We primarily sell our products through our own sales force to beauty, personal care, pharmaceutical, home care, food and beverage marketers. To a limited extent, we use independent representatives and distributors to increase our reach to smaller customers and export markets.

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

BEAUTY + HOME

The Beauty + Home segment is our largest segment in terms of net sales and total assets representing 53% and 43% of AptarGroup’s Net Sales and Total Assets, respectively, in 2017. The Beauty + Home segment primarily sells pumps, closures, aerosol valves, accessories and sealing solutions to the personal care and home care markets and pumps and decorative components to the beauty market. We believe we are a leading supplier for the majority of the products we sell primarily to the beauty and personal care markets.

2/ATR	2017 Form 10-K

Beauty.  Sales to the beauty market accounted for approximately 48% of the segment’s total net sales in 2017. The beauty market requires a broad range of spray and lotion pumps, closures, elastomeric flow-control components and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research, time and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti‑aging lotions continue to provide us with growth opportunities. We are a leading provider of packaging solutions for prestige and mass market fragrance products. Our cosmetic lotion pumps, airless dispensing systems, lotion sampling devices and decorative capabilities will also provide growth opportunities. We see continued growth opportunities in Latin America and significant opportunities for growth in the sale of our products for cosmetic applications in Asia.

Personal Care.  Sales to the personal care market accounted for approximately 44% of the segment’s total net sales in 2017 and primarily included sales of fine mist spray pumps, lotion pumps, closures, elastomeric flow-control components and continuous spray aerosol valves. Personal care spray pump applications include hair care, body care and sun care products. Typical lotion pump applications include skin moisturizers, hand sanitizers and soap. Personal care closures applications include shampoos and conditioners. Personal care continuous spray aerosol valve applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous spray aerosol valve offerings.

Home Care.  Sales to the home care market accounted for approximately 8% of the segment’s total net sales in 2017 and primarily included sales of continuous or metered dose spray aerosol valves, closures and to a lesser degree spray and lotion pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure applications include liquid detergents, automotive products and household cleansers. Spray and lotion pump applications primarily include household, insect repellant and industrial cleaners.

PHARMA

The Pharma segment is our second largest segment in terms of net sales and total assets, accounting for 33% and 28% of AptarGroup’s Net Sales and Total Assets, respectively, in 2017 and is our most profitable segment. We believe we are a leading supplier of pumps and metered dose inhaler valves (“MDIs”) to the pharmaceutical market worldwide and we are a supplier of elastomer for injectable primary packaging components worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant‑controlled manufacturing environments and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean‑room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing an alternative to traditional medication forms such as pills with value‑added, convenient dispensing systems will continue to offer opportunities for our business. In addition, we believe there are opportunities for growth in the over-the-counter and generic pharmaceutical categories.

Prescription Drug.  Sales to the prescription drug market accounted for approximately 54% of the segment’s total net sales in 2017. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Recently, there is a trend of nasal allergy products moving from prescription‑only to being sold over-the-counter without a prescription. This trend could provide us with growth opportunities as this movement could allow consumers easier access to these types of treatments. Our nasal pumps and unit dose devices are also used to deliver pain management products. Potential opportunities for providing alternatives to traditional pill and injectable dosage forms of medication include pump dispensing systems for vaccines, cold and flu treatments, central nervous systems applications and hormone replacement therapies.

MDIs are used for dispensing precise amounts of aerosolized medication. This technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary system. Currently the majority of our MDIs sold are used for respiratory ailments such as asthma and COPD (chronic obstructive pulmonary disease).

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

3/ATR	2017 Form 10-K

Consumer Health Care.  Sales to the consumer health care market accounted for approximately 27% of the segment’s total net sales in 2017. Applications for this market are similar to the prescription market; however, these applications are sold over-the-counter without a prescription. Typical consumer health care spray pump applications include nasal decongestants, nasal salines and cough and cold applications. Typical consumer health care valve applications include nasal saline using our bag‑on valve technology. We have developed a multi dose ophthalmic dispensing device suitable for unpreserved formulations. This technology is successfully marketed in Europe, North America and Latin America and is under development for other markets both for over-the-counter and prescription applications. Other products sold to this market include airless pump systems for dermal drug delivery applications. We have recently seen a trend to more child resistant and senior‑friendly packaging solutions and have developed products to meet these market needs.

Injectables.  Sales to the injectables market accounted for approximately 19% of the segment’s total net sales in 2017. Injectables are elastomeric primary packaging components for injectable drug delivery. Injectable products offered include stoppers for vials and pre‑filled syringe components, such as plungers, needle shields, tip caps and components for cartridges. Our recent investment in this business allows us to market coated stoppers which better preserve the contents of the vial and adds value to our customers and the consumer. Pharmaceutical applications for this market include vaccines, anti‑thrombotic, small molecules and biologics.

FOOD + BEVERAGE

The Food + Beverage segment is our smallest segment in terms of net sales and total assets representing 14% and 9% of AptarGroup’s Net Sales and Total Assets, respectively, in 2017 but has been experiencing strong product growth over recent years. We primarily sell dispensing closures and, to a lesser degree, non‑dispensing closures, elastomeric flow control components, spray pumps and aerosol valves.

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

Food.  Sales to the food market accounted for approximately 61% of the segment’s total net sales in 2017 and primarily include sales of dispensing closures and elastomeric flow‑control components. To a lesser degree we also sell non‑dispensing closures, continuous spray aerosol valves and spray pumps to this market. Applications for dispensing closures include sauces, condiments, infant nutrition and other food products. Applications for continuous spray aerosol valves include cooking sprays. Spray pump applications primarily include butter or salad dressing sprays.

Beverage.  Sales to the beverage market accounted for approximately 39% of the segment’s total net sales in 2017 and primarily include sales of dispensing closures and elastomeric flow‑control components. Sales of dispensing closures to the beverage market have increased significantly over the last several years as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings.

GENERAL BUSINESS INFORMATION

RESEARCH AND DEVELOPMENT

Our commitment to innovation, one of our competitive strengths, has resulted in an emphasis on research and development directed toward developing affordable, new, innovative packaging delivery solutions and adapting existing products for new markets or customer requirements. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development. Expenditures for research and development activities, net of certain research and development credits, were $68.2 million, $66.2 million and $67.1 million in 2017, 2016 and 2015, respectively.

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

4/ATR	2017 Form 10-K

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

MANUFACTURING AND SOURCING

The majority of our worldwide production is located outside of the United States. Our philosophy is to produce as much as possible in the region where it will be sold. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic, metal and rubber components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins, silicone, rubber and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and developing new, higher margin solutions and increasing selling prices, as allowed by market conditions or contractual commitments. Our pharmaceutical products often use plastic resin and rubber components specifically approved by our customers. Significant delays in receiving these components or discontinuance of an approved raw material would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short-term.

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

CUSTOMERS

We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 7% of 2017 net sales. A consolidation of our customer base has been occurring and this trend is expected to continue. A concentration of customers presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long‑term relationships with certain customers. However, consolidation of our customers could lead to pricing pressures, concentration of credit risk and fewer opportunities to introduce new products to the market.

INTERNATIONAL BUSINESS

We are geographically diverse with manufacturing and sales operations in Asia, Europe, Latin America (including Mexico) and North America.  Europe is our largest region where sales for the years ended December 31, 2017, 2016 and 2015 were approximately 58%, 57% and 56%, respectively. Asia and Latin America when aggregated represented approximately 16%, 16% and 17% of our consolidated sales for the years ended December 31, 2017, 2016 and 2015, respectively. Export sales from the United States were $152.8 million, $165.1 million and $151.2 million in 2017, 2016 and 2015, respectively. We are a net exporter of goods from the U.S. and Europe and a net importer of goods to the Asian and Latin American regions. For additional financial information about geographic areas, please refer to Note 17 in the Notes to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein).

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

5/ATR	2017 Form 10-K

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

EMPLOYEE AND LABOR RELATIONS

AptarGroup has approximately 13,200 full‑time employees. Of the full‑time employees, approximately 8,200 are located in Europe, 3,000 are located in Asia and South America and the remaining 2,000 are located in North America. The majority of our European and Latin American employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries and approximately 140 of the North American employees are covered by a collective bargaining agreement. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2017 and management considers our employee relations to be satisfactory.

COMPETITION

All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities that range from regional to international companies. We expect the market for our products to remain competitive. We believe our competitive advantages are consistent high levels of innovation, quality and service, geographic diversity, financial strength and stability and breadth of products. Our manufacturing strength lies in the ability to mold complex plastic components and formulate and finish elastomer and silicone components in a cost‑effective manner and to assemble products at high speeds. Our business is somewhat capital intensive and it is becoming more important to our customers for Aptar to have global manufacturing capabilities. Both of these serve as barriers to entry for new competitors wanting to enter our business.

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

6/ATR	2017 Form 10-K

Future government regulations could include healthcare cost containment policies. For example, reviews by various governments to determine the number of drugs, or prices thereof, that will be paid by their insurance systems could affect future sales of our pharmaceutical customers’ products and thus adversely impact our sales to these customers. Such regulation could adversely affect prices of and demand for our pharmaceutical products. We believe that the focus on the cost effectiveness of the use of medications as compared to surgery and hospitalization provides us with an opportunity to expand sales to the pharmaceutical market.

EXECUTIVE OFFICERS

Our executive officers as of February 26, 2018 are as follows:

Name	Age	Position with the Company

Stephan Tanda	52	President and Chief Executive Officer

Mr. Tanda has been President and Chief Executive Officer since February 2017. Prior to this, Mr. Tanda was an Executive Managing Board Director at Royal DSM NV, a leading global supplier of ingredients and material solutions for the food, dietary supplement, personal care, medical device, automotive, paint, electronic and bio-material markets, from March 2007 to January 2017.

Robert Kuhn	55	Executive Vice President, Chief Financial Officer and Secretary
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn has been Secretary since June 2011.

Eldon Schaffer	52	President, Aptar Beauty + Home

Mr. Schaffer has been President of Aptar Beauty + Home since January 2016.  Prior to this, Mr. Schaffer was President of Aptar Food + Beverage from 2012 to 2015 and President of Aptar Beauty + Home North America from 2010 to 2011.

Gael Touya	48	President, Aptar Food + Beverage

Mr. Touya has been President of Aptar Food + Beverage since January 2016.  Prior to this, Mr. Touya was President of Aptar Food + Beverage Europe from 2012 to 2015 and Business Development Vice President Skin Care and Color Cosmetics from 2010 to 2011.

Salim Haffar	44	President, Aptar Pharma

Mr. Haffar has been President of Aptar Pharma since January 2014. From 2012 to 2013 Mr. Haffar worked with Capsugel, a leading pharmaceutical supplier of gelatin capsules for the oral drug delivery industry. From 2010 to 2012, he was President of Aptar Pharma’s Prescription division.

Ursula Saint‑Léger	54	Vice President of Human Resources
Ms. Saint‑Léger has been Vice President of Human Resources since October 2010.

There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

7/ATR	2017 Form 10-K

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

Government regulation on environmental matters regarding recycling or environmental sustainability policies could impact our business.  Future government regulations mandating the use or limitations of certain materials could impact our manufacturing processes or the technologies we use forcing us to invest in alternative materials or assets used in the production of our products.

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

8/ATR	2017 Form 10-K

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

If our unionized employees were to engage in a strike or other work stoppage, our business, operating results and financial position could be materially adversely affected.  The majority of our European and Latin American employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries and approximately 140 of our North American employees are covered by a collective bargaining agreement. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, operating results and financial position.

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

9/ATR	2017 Form 10-K

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

We have approximately $443.9 million in recorded goodwill at December 31, 2017, and changes in future business conditions could cause this asset to become impaired, requiring write‑downs that would reduce our operating income.  We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Estimates” in Part II, Item 7 for additional information.

We are subject to tax regulations in the many jurisdictions in which we operate, and changes in tax regulations could materially impact our results.  Future changes in tax laws or in the interpretation of tax laws in jurisdictions where we have significant operations could materially impact our provision for income taxes, the amount of taxes payable and our deferred tax asset and liability balances.  We recorded a provisional tax expense of $24.7 million in 2017 related to the tax law changes enacted in the U.S. This amount could materially change as we continue to evaluate the law and its impacts on our business and as additional regulatory guidance is issued.

We are currently implementing a business transformation plan, with the main objective to return our Beauty + Home segment to historical growth and profit margins.  Certain elements of this transformation plan can be disruptive to our business and our associates if we do not manage the change properly.  Furthermore, the transformation plan may take longer to complete than currently expected, may be more costly to complete than currently expected and may not be successful in returning Beauty + Home to historical growth and profit margins.  Any such effects could materially adversely impact our business.

Ownership by Certain Significant Stockholders.  Currently, Aptar has four institutional stockholders who each own between 6% and 11% of our outstanding common stock. None of these stockholders have direct representation on our Board of Directors.  If one of these stockholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC.

10/ATR	2017 Form 10-K

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

ARGENTINA	GERMANY	SPAIN
Berazategui (1 & 2)	Böhringen (1 & 2)	Madrid (1)
Tortuguitas (1 & 3)	Dortmund (1)	Torello (1 & 3)
Eigeltingen (2)
BRAZIL	Freyung (1 & 3)	SWITZERLAND
Cajamar (1)	Menden (1)	Mezzovico (2)
Maringá Paraná (1 & 3)	Villingen-Schwenningen (1 & 2)
Jundiai (1)		THAILAND
	INDIA	Chonburi (1)
CHINA	Himachal Pradesh (1)
Suzhou (1, 2 & 3)	Hyderabad (1 & 3)	UNITED KINGDOM
	Mumbai (2)	Leeds, England (1 & 3)
COLOMBIA
Cali (1)	INDONESIA	UNITED STATES
	Cikarang, Bekasi (1)	Cary, Illinois (1, 2 & 3)
CZECH REPUBLIC		Congers, New York (2)
Ckyne (1 & 3)	IRELAND	Eatontown, New Jersey (1 & 2)
	Ballinasloe, County Galway (1)	Libertyville, Illinois (1 & 3)
FRANCE		Lincolnton, North Carolina (3)
Annecy (1 & 2)	ITALY	McHenry, Illinois (1 & 2)
Brecey (2)	Manoppello (1)	Midland, Michigan (1 & 3)
Charleval (1 & 2)	San Giovanni Teatino (Chieti) (1 & 3)	Mukwonago, Wisconsin (1, 2 & 3)
Granville (2)		Stratford, Connecticut (1)
Le Neubourg (1)	MEXICO	Torrington, Connecticut (1)
Le Vaudreuil (2)	Queretaro (1 & 3)	Watertown, Connecticut (1)
Oyonnax (1)
Poincy (1 & 3)	RUSSIA
Verneuil Sur Avre (1)	Vladimir (1 & 3)

(1)	Locations of facilities manufacturing for the Beauty + Home segment.
(2)	Locations of facilities manufacturing for the Pharma segment.
(3)	Locations of facilities manufacturing for the Food + Beverage segment.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

11/ATR	2017 Form 10-K

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR REGISTRANT’S COMMON EQUITY

Our Common Stock is traded on the New York Stock Exchange under the symbol ATR. Information regarding market prices of our Common Stock and dividends declared may be found in Note 21 to the Consolidated Financial Statements in Item 8 (which is incorporated by reference herein). As of February 19, 2018, there were approximately 215 holders of record of our Common Stock. A substantially greater number of holders of our Common Stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2017, the Plan purchased 1,417 shares of our Common Stock on behalf of the participants at an average price of $85.62 per share, for an aggregate amount of $121 thousand, and sold 2,380 shares of our Common Stock on behalf of the participants at an average price of $85.85 per share, for an aggregate amount of $204 thousand. At December 31, 2017, the Plan owned 74,173 shares of our Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of Common Stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

The Company spent $48.3 million to repurchase approximately 555 thousand shares during the fourth quarter of 2017.

The following table summarizes the Company’s purchases of its securities for the quarter ended December 31, 2017:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

10/1 – 10/31/17	—	$—	—	$190.2
11/1 – 11/30/17	240,000	86.15	240,000	169.5
12/1 – 12/31/17	315,000	87.60	315,000	141.9
Total	555,000	$86.97	555,000	$141.9

12/ATR	2017 Form 10-K

SHARE PERFORMANCE

The following graph shows a five year comparison of the cumulative total stockholder return on AptarGroup’s Common Stock as compared to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index and to an index of peer group companies we selected. The companies included in the peer group are: A. Schulman, Inc., Bemis Company, Inc., Berry Global Group, Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Greif Inc., H.B. Fuller Company, International Flavors & Fragrances, Inc., KapStone Paper and Packaging Corporation, Owen’s‑Illinois, Inc., Packaging Corporation of America, PH Glatfelter Company., Rayonier Inc., Sealed Air Corporation, Sensient Technologies Corporation, Silgan Holdings, Inc., Sonoco Products Company, Stepan Company, TriMas Corporation and West Pharmaceutical Services Inc.

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

13/ATR	2017 Form 10-K

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

Dollars in millions, except per share data
Years Ended December 31,	2017	2016	2015	2014	2013

Statement of Income Data:
Net Sales	$2,469.3	$2,330.9	$2,317.1	$2,597.8	$2,520.0
Cost of sales (exclusive of depreciation and amortization shown below) (1)	1,604.2	1,498.1	1,502.7	1,755.3	1,708.9
% of Net Sales	65.0%	64.3%	64.8%	67.6%	67.8%
Selling, research & development and administrative	388.3	367.6	351.5	383.9	364.7
% of Net Sales	15.7%	15.8%	15.2%	14.8%	14.4%
Depreciation and amortization	153.1	154.8	138.9	152.2	150.0
% of Net Sales	6.2%	6.6%	6.0%	5.8%	6.0%
Restructuring initiatives	2.2	—	—	—	11.8
% of Net Sales	0.1%	—	—	—%	0.5%
Operating Income	321.5	310.5	324.1	306.4	284.6
% of Net Sales	13.0%	13.3%	14.0%	11.8%	11.3%
Net Income	220.0	205.6	199.3	191.6	171.9
% of Net Sales	8.9%	8.8%	8.6%	7.4%	6.8%
Net Income Attributable to AptarGroup, Inc.	220.0	205.6	199.3	191.7	172.0
% of Net Sales	8.9%	8.8%	8.6%	7.4%	6.8%
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	3.52	3.27	3.19	2.95	2.60
Diluted	3.41	3.17	3.09	2.85	2.52
Balance Sheet and Other Data:
Capital Expenditures	$156.6	$129.0	$149.3	$161.9	$151.5
Total Assets	3,137.8	2,606.8	2,437.0	2,436.5	2,497.1
Long-Term Obligations	1,191.1	772.7	760.8	588.2	354.1
Net Debt (2)	544.7	480.3	298.1	440.4	184.0
AptarGroup, Inc. Stockholders’ Equity	1,311.7	1,174.0	1,149.4	1,103.4	1,479.8
Capital Expenditures % of Net Sales	6.3%	5.5%	6.4%	6.2%	6.0%
Interest Bearing Debt to Total Capitalization (3)	48.9%	44.6%	41.6%	43.2%	25.0%
Net Debt to Net Capitalization (4)	29.3%	29.0%	20.6%	28.5%	11.1%
Cash Dividends Declared per Common Share	1.28	1.22	1.14	1.09	1.00

(1)	Cost of sales includes $7.4 million reduction in expense for 2015 due to a change in accounting method relating to our inventory accounting methods.
(2)	Net Debt is interest bearing debt less cash and cash equivalents.
(3)	Total Capitalization is AptarGroup, Inc. Stockholders’ Equity plus Interest Bearing Debt.
(4)	Net Capitalization is AptarGroup, Inc. Stockholders’ Equity plus Net Debt.

14/ATR	2017 Form 10-K

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

In addition to the information presented herein that conforms to U.S. GAAP, we also present certain financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S.GAAP financial measures because they allow for a better period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect Aptar’s core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the audited consolidated statements of income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.  See the reconciliation of non-U.S. GAAP measures starting on page 23.

For the year ended December 31, 2017, reported sales increased 6% to $2.5 billion from $2.3 billion a year ago. Excluding the positive impacts from changes in currency exchange rates and acquisitions, core sales increased approximately 4%. A reconciliation of core sales growth to reported net sales growth, the most directly comparable U.S. GAAP measure, can be found on page 16. During 2017, we developed a business transformation plan to address challenges within Beauty + Home and began implementing company-wide operating, commercial and innovation excellence initiatives. With the start of some of these initiatives and the strong finish to the year, our Beauty + Home segment achieved core sales growth for 2017. Our Pharma segment delivered another strong year with core sales growth in each end market, and we invested in additional capacity to better serve our customers in the U.S. injectables market.  Our Food + Beverage segment also grew core sales in each end market, primarily driven by strong demand for our innovative dispensing closures in the infant nutrition and bottled water categories.  We also broke ground in the second half of the year on a new facility in southern China to position us for growth in this critical country and across Asia. Due to the execution of our growth strategy, each segment reported core sales growth in 2017 within their long-term target rates.  We increased core sales in each region and within each market, with the exception of home care, as demand for our dispensing and drug delivery systems was strong.

2017 HIGHLIGHTS

•	Reported sales increased 6% to $2.5 billion due to core sales growth (+4%), positive impacts from currency rates (+1%) and the effects of an acquisition completed in early 2016 (+1%).
•	Reported annual earnings per share of $3.41 versus $3.17 in the prior year.
•	Reported annual net income increased to $220 million.
•	Adjusted annual EBITDA decreased slightly to $475 million.
•	We paid increased annual dividends for the 24th consecutive year (current annualized dividend is $1.28 per share).

15/ATR	2017 Form 10-K

RESULTS OF OPERATIONS

The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated:

Years Ended December 31,	2017		2016		2015
	Amount in	% of	Amount in	% of	Amount in	% of
	$ Thousands	Net Sales	$ Thousands	Net Sales	$ Thousands	Net Sales

Net sales	$2,469,283	100.0%	$2,330,934	100.0%	$2,317,149	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	1,604,181	65.0	1,498,070	64.3	1,502,650	64.8
Selling, research & development and administrative	388,281	15.7	367,562	15.8	351,461	15.2
Depreciation and amortization	153,094	6.2	154,802	6.6	138,893	6.0
Restructuring initiatives	2,208	0.1	—	—	—	—
Operating income	321,519	13.0	310,500	13.3	324,145	14.0
Other expense	(26,694)	(1.1)	(30,003)	(1.3)	(29,574)	(1.3)
Income before income taxes	294,825	11.9	280,497	12.0	294,571	12.7
Net Income	220,029	8.9	205,604	8.8	199,295	8.6
Effective tax rate	25.4%		26.7%		32.3%
Adjusted EBITDA margin (1)	19.2%		20.4%		19.6%

(1)	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 23.

NET SALES

For the year ended December 31, 2017, reported net sales increased 6% to $2.47 billion from $2.33 billion a year ago.  The average U.S. dollar exchange rate weakened compared to the Euro while the impact of the other major currencies related to our business was mixed.  This resulted in a positive currency translation impact of 1%.  The February 29, 2016 acquisition of Mega Airless positively impacted sales by 1%.  Therefore, sales excluding acquisitions and changes in foreign currency rates (“core sales”) increased 4% over the prior year.

Year Ended December 31, 2017	Beauty		Food +
Net Sales Change versus Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	2%	8%	6%	4%
Acquisitions	1%	—%	—%	1%
Currency Effects	1%	1%	—%	1%
Total Reported Net Sales Growth	4%	9%	6%	6%

In 2016, we reported net sales of $2.33 billion, 1% above 2015 reported net sales of $2.32 billion.  While the average U.S. dollar exchange rate compared to the Euro remained stable, the U.S. dollar strengthened compared to the majority of other currencies impacting our business, resulting in a negative currency translation impact of 2%.  The acquisition of Mega Airless positively impacted sales by 3%.  Therefore, core sales were even with the prior year.

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

16/ATR	2017 Form 10-K

The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2017	% of Total	2016	% of Total	2015	% of Total

Domestic	$642,164	26%	$619,814	27%	$633,522	27%
Europe	1,426,173	58%	1,329,398	57%	1,287,309	56%
Other Foreign	400,946	16%	381,722	16%	396,318	17%

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales as a percent of net sales increased to 65.0% in 2017 compared to 64.3% in 2016.  Our cost of sales percentage was negatively impacted by approximately $6.1 million of higher material costs in 2017 compared to 2016. The main driver was higher resin costs.  We also experienced continued operational inefficiencies in our custom decorative packaging business in Europe. Tooling sales were also approximately $10.1 million higher in 2017 compared to the prior year.  Sales of custom tooling typically generates lower margins than product sales, so higher tooling sales negatively impacts cost of sales as a percentage of sales.

In 2016, our cost of sales as a percent of net sales decreased to 64.3% compared to 64.8% in 2015.  The decrease was due to the mix of sales across our different business segments.  Our Pharma segment sales represented a higher percentage of our overall sales in 2016 compared to 2015. This positively impacts our cost of sales percentage as margins on our pharmaceutical products typically are higher than the overall Company average. Also, tooling sales were approximately $7.3 million lower in 2016 compared to the prior year.  As mentioned above, sales of custom tooling typically generate lower margins than product sales, so lower tooling sales positively impacts cost of sales as a percentage of sales.  We also realized lower raw material input costs, which helped offset $2.6 million of incremental costs due to a purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory in 2016.  Results in 2015 were positively impacted by the $7.4 million change in accounting principle related to inventory valuation methods in the prior year.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 6% or $20.7 million to $388.3 million in 2017 compared to $367.6 million in 2016.  Excluding changes in foreign currency rates, SG&A increased by approximately $16.9 million compared to the same period a year ago.  The increase is mainly due to increases in professional fees and salary expenses related to specific projects during the third and fourth quarters of 2017 along with other normal inflationary increases.  During 2017, we also recognized $1.3 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc. and $1.5 million of incremental operating costs related to the two additional months of Mega Airless activity.  We also recognized $2.5 million of additional long-term incentive compensation costs related to the performance of our common stock, $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s facility in Brazil and $1.3 million of higher research & development costs due to lower research tax credits available in certain jurisdictions during 2017. These increases were partially offset by one-time transaction costs of $5.6 million related to the Mega Airless acquisition in 2016, which did not repeat in 2017. Due to higher sales, SG&A as a percentage of net sales decreased to 15.7% compared to 15.8% in the same period of the prior year.

In 2016, our SG&A increased approximately 5% or $16.1 million compared to the same period a year ago.  Excluding changes in foreign currency rates, SG&A increased by approximately $22.9 million compared to the same period a year ago.  The increase is mainly due to transaction costs of $5.6 million related to the Mega Airless acquisition, along with $8.5 million of Mega Airless operational expenses. We also incurred higher information technology costs associated with our ongoing enterprise resource planning system implementation along with general increases in compensation expense.  For 2016, SG&A as a percentage of net sales increased to 15.8% compared to 15.2% in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expense decreased approximately 1% or $1.7 million to $153.1 million in 2017 compared to $154.8 million in 2016.  Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $4.0 million compared to the same period a year ago.  The decrease is due to several large investments becoming fully depreciated during 2017 partially offset by incremental depreciation and amortization costs of $2.6 million related to the two additional months of Mega Airless activity in 2017. As depreciation expenses decreased due to the lapsing of these large investments, depreciation and amortization as a percentage of net sales decreased to 6.2% compared to 6.6% in the same period a year ago.

17/ATR	2017 Form 10-K

In 2016, depreciation and amortization expense increased approximately 11% or $15.9 million compared to the same period a year ago.  Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $18.0 million compared to the same period a year ago.  The increase is mainly due to $14.0 million of incremental depreciation and amortization related to the Mega Airless acquisition along with incremental costs associated with our continued investments in new products and the roll-out of our global enterprise resource planning system.  Due to these higher expenses, depreciation and amortization as a percentage of net sales increased to 6.6% compared to 6.0% for the same period a year ago.

RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan will be the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  During 2017, we recognized approximately $2.2 million of restructuring costs related to this plan with approximately $0.5 million being reported within the Beauty + Home segment and $1.7 million being reported within the Food + Beverage segment.  Using current exchange rates, we estimate total implementation costs of approximately $90 million over the next three years. We also anticipate making capital investments related to the transformation plan of approximately $45 million in 2018.  We expect this business transformation plan to yield annualized incremental EBITDA of approximately $80 million by 2020, principally within the Beauty + Home segment.

OPERATING INCOME

Operating income increased approximately $11.0 million or 4% to $321.5 million in 2017 compared to $310.5 million in 2016. Excluding changes in currency rates, operating income increased by approximately $7.6 million in 2017 compared to 2016.  Higher sales along with lower depreciation and amortization expenses more than offset higher SG&A and restructuring costs.  However, reported operating income as a percentage of net sales decreased to 13.0% in 2017 compared to 13.3% for the same period in the prior year as incremental sales volumes were not at the same gross margin percentage mainly due to higher cost of sales as discussed above.

In 2016, operating income decreased approximately $13.6 million or 4% to $310.5 million compared to $324.1 million in 2015. The prior year’s operating income includes the positive impact of $7.4 million from a change in accounting principle related to inventory valuation methods.  Excluding changes in currency rates and the effects of this change in accounting principle, operating income decreased approximately $1.9 million in 2016.  Improvements in our gross margin were offset by higher SG&A and depreciation and amortization costs along with $5.6 million of Mega Airless acquisition costs and a $2.6 million purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory which was purchased and subsequently sold during the first quarter of 2016.  Reported operating income as a percentage of net sales decreased to 13.3% in 2016 compared to 14.0% for the same period in the prior year due to the same factors mentioned above.

NET OTHER EXPENSES

Net other expenses in 2017 decreased to $26.7 million compared to $30.0 million in 2016.  This decrease is mainly driven by a $10.6 million gain on insurance recovery related to a fire in our Annecy, France facility and an additional $2.8 million of interest income on U.S. cash balances available after our current year repatriation activities.  These decreases in net other expenses were offset by $4.7 million of incremental interest expense incurred to prepay two of our private placement facilities during the fourth quarter of 2017. Prior year results also included a $2.0 million gain on the sale of our minority interest in an injectable drug delivery device company in 2016.

In 2016, net other expenses increased to $30.0 million compared to $29.6 million in 2015.  We recognized lower interest income and higher interest expense as we funded our Mega Airless acquisition with cash on hand and borrowings on our revolving line of credit.  We also recognized a $2.0 million gain on the sale of our minority interest in an injectable drug delivery device company in 2016 while we reported a $2.9 million gain due to an insurance recovery on the involuntary conversion of fixed assets related to a fire in one of our Brazilian facilities in 2015.

EFFECTIVE TAX RATE

The reported effective tax rate on net income for 2017 and 2016 was 25.4% and 26.7%, respectively.  The lower tax rate for 2017 reflects a benefit from the new accounting standard for employee share-based payments, which the Company adopted in 2017 (-3.5%).  The current year also includes items attributable to the U.S. tax legislation as described below.  The tax rate impact from the legislation includes a provisional tax charge related to the tax on unremitted earnings (+10.7%) which is partially offset by a provisional deferred tax benefit related to the enacted lower U.S. corporate tax rate (-2.3%).  The current year tax rate also includes a benefit from the resolution of a forward contract transaction (-8.1%).  The comparable prior year reflects higher tax benefits from European investment incentives (+1.4%).

18/ATR	2017 Form 10-K

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code that impacted 2017 results including, but not limited to:

(1)	reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, which required us to remeasure our deferred tax accounts, and
(2)	requiring a one-time transition tax on certain unremitted foreign earnings.

The TCJA also puts in place new tax laws that will impact our taxable income beginning in 2018, which include, but are not limited to:

(1)	creating a Base Erosion Anti-abuse Tax (“BEAT”), which is a new minimum tax,
(2)	generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries,
(3)	a provision designed to currently tax global intangible low-taxed income (“GILTI”),
(4)	a provision that could limit the amount of deductible interest expense,
(5)	the repeal of the domestic production activity deduction, and
(6)	limitations on the deductibility of certain executive compensation.

Shortly after the TCJA was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the TCJA’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the TCJA enactment date, during which a company acting in good faith may complete the accounting for the impacts of the TCJA under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the TCJA in the reporting period in which the accounting under ASC Topic 740 is complete.

To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined.

The transition tax is a 2017 tax on the previously untaxed accumulated and current earnings and profits (“E&P”) of our foreign subsidiaries. In order to determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the subsidiaries, as well as the amount of non-U.S. income taxes paid on such E&P. We were able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $31.6 million which we expect to be fully offset by the utilization of foreign tax credits.

To reflect the reduction of the U.S. corporate tax rate, we have recorded a provisional adjustment to our net deferred tax balances, with a corresponding discrete net tax provisional benefit of $6.8 million in the current period.

The TCJA includes a provision designed to currently tax GILTI starting in 2018. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of ASC Topic 740.  We are also considering available accounting policy alternatives. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, we have not made any adjustments relating to potential GILTI tax in our financial statements and have not made a policy decision regarding our accounting for GILTI.

The transition tax noted above results in the previously untaxed foreign earnings being included in the U.S. federal and state 2017 taxable income. Therefore, as of December 31, 2017, the Company does not have a balance of earnings that have not been subject to U.S. taxation.  We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries made a distribution of their cash or distributable reserves. The liabilities would include local country withholding and income tax and potential U.S. state taxation. As of December 31, 2017, the cash or distributable reserve amounts will continue to be reinvested indefinitely and would become subject to these additional taxes if they were remitted as dividends. We estimate the additional tax that would be payable on these earnings to be in the range of $25 million to $35 million.

The reported effective tax rate on net income for 2016 and 2015 was 26.7% and 32.3%, respectively.  The lower tax rate for 2016 reflects the reduction in the French corporate tax rate (1.7%) and higher investment incentives in both France and Italy (2.2%).  The Company also recorded a benefit from the resolution of uncertain tax positions in France and Italy (0.8%) during 2016.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income of $220.0 million compared to $205.6 million reported in 2016 and $199.3 million reported in 2015.

19/ATR	2017 Form 10-K

BEAUTY + HOME SEGMENT

				% Change	% Change
Years Ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Net Sales	$1,313,786	$1,261,086	$1,272,946	4.2%	(0.9)%
Segment Income (1)	93,805	100,569	98,707	(6.7)	1.9
Segment Income as a percentage of Net Sales	7.1%	8.0%	7.8%
Adjusted EBITDA margin (2)	13.2%	14.8%	13.7%

(1)

Segment income is defined as earnings before net interest expense, certain corporate expenses, restructuring initiatives and income taxes. The Company evaluates performance of its business units and allocates resources based upon segment income. For a reconciliation of segment income to income before income taxes, see Note 17 to the Consolidated Financial Statements in Item 8.

(2)	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of Non-U.S. GAAP measures starting on page 23.

Reported net sales increased approximately 4% in 2017 to $1.31 billion compared to $1.26 billion in 2016. The Mega Airless acquisition positively impacted net sales by 1% in 2017 while changes in currency rates positively impacted net sales by 1%.  Therefore, core sales increased 2% in 2017 compared to the same period in the prior year. The majority of this increase is due to higher product sales.  Tooling sales and the pass-through of higher resin prices to our customers also positively impacted sales by $4.0 million and $0.6 million, respectively. Core sales to the personal care and beauty markets each increased 2% while core sales to the home care market declined slightly during 2017 compared to the same period in the prior year.  The beauty market increased as strong sales to the facial skin care application field and higher sampling and promotion sales more than offset lower sales to our prestige fragrance market.  The personal care markets also showed improvement over the prior year due to strong body care and hair care application field sales. Sales to the home care market decreased 1% as new product sales to the automotive market were not able to completely offset lower insecticide sales, predominately in North America and Latin America related to the unusually high demand for these products in 2016.

Year Ended December 31, 2017	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	2%	2%	(1)%	2%
Acquisitions	1%	1%	—%	1%
Currency Effects	1%	2%	2%	1%
Total Reported Net Sales Growth	4%	5%	1%	4%

In 2016, reported net sales decreased approximately 1% to $1.26 billion compared to $1.27 billion in 2015. The Mega Airless acquisition positively impacted net sales by 4% in 2016 while changes in currency rates negatively impacted net sales by 3%.  Therefore, core sales decreased 2% in 2016 compared to the same period in the prior year. The majority of this decrease is due to lower tooling sales and the pass-through of lower resin prices to our customers, which negatively impacted sales for 2016 by $15.4 million and $4.5 million, respectively. Core sales to the beauty market were flat while core sales to both the personal care and home care markets declined 4% during 2016 compared to the same period in the prior year.  For the beauty market, growth in sales of our products to the color cosmetics and facial skin care application fields were offset by lower tooling sales.  Sales of our products to the personal care markets experienced soft customer demand across their main application fields with the exception of body care.  Strong insecticide and industrial product sales to the home care market were offset by lower customer demand in laundry care.

Year Ended December 31, 2016	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(4)%	—%	(4)%	(2)%
Acquisitions	3%	6%	—%	4%
Currency Effects	(3)%	(2)%	(2)%	(3)%
Total Reported Net Sales Growth	(4)%	4%	(6)%	(1)%

Segment income for 2017 decreased to $93.8 million from $100.6 million reported in 2016. Gains on sales volume increases were offset by higher material costs and operational inefficiencies, mainly in our custom decorative packaging business in Europe. As discussed above, we have initiated a business transformation plan to address these challenges. During 2017, we also recognized a charge of $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s anodizing facility in Brazil.

20/ATR	2017 Form 10-K

Segment income for 2016 increased slightly to $100.6 million from $98.7 million reported in 2015, in spite of the decrease in net sales. The increase compared to the prior year is partly related to our mix of product sales due to the contribution of airless product sales related to our Mega Airless acquisition.  We also continue to focus on operational and material cost savings initiatives. Segment income was negatively impacted by $2.2 million due to a purchase accounting adjustment related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the first quarter.

PHARMA SEGMENT

				% Change	% Change
Years Ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Net Sales	$805,880	$741,473	$712,220	8.7%	4.1%
Segment Income	234,790	219,039	210,509	7.2	4.1
Segment Income as a percentage of Net Sales	29.1%	29.5%	29.6%
Adjusted EBITDA margin	34.2%	35.0%	34.6%

Reported net sales increased approximately 9% in 2017 to $805.9 million compared to $741.5 million in 2016. Changes in currency rates positively impacted net sales by 1%.  Therefore, core sales increased 8% in 2017 compared to the same period in the prior year. All three markets reported increases during 2017 with core sales to the prescription drug, consumer health care and injectables markets increasing 7%, 7% and 9%, respectively. Consumer health care realized strong demand for our products used on nasal decongestants and nasal salines. The prescription drug market reported core sales increases across all applications with strong sales of our devices used on asthma, COPD and allergic rhinitis products driving the growth in 2017.  Core sales of our products to the injectables markets increased due to improved sales of our components used on antithrombotic and small molecule products. For the segment, customer tooling sales, excluding foreign currency changes, decreased $3.2 million in 2017 to $30.1 million compared to $33.3 million in the prior year.

Year Ended December 31, 2017	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	7%	7%	9%	8%
Currency Effects	1%	1%	2%	1%
Total Reported Net Sales Growth	8%	8%	11%	9%

In 2016, reported net sales increased approximately 4% to $741.5 million compared to $712.2 million in 2015. The Mega Airless acquisition positively impacted net sales by 1% in 2016 while changes in currency rates negatively impacted net sales by 2%.  Therefore, core sales increased 5% in 2016 compared to the same period in the prior year. All three markets reported increases during 2016 with core sales to the prescription drug, consumer health care and injectables markets increasing 2%, 11% and 4%, respectively. Prescription growth was led by strong demand for allergic rhinitis and central nervous system product sales.  We also experienced strong demand for our products sold to the eye care and dermal drug delivery application fields in the consumer health care market. Injectables sales also grew across the majority of their application fields. Customer tooling sales, excluding foreign currency changes, increased $11.2 million in 2016 to $31.5 million compared to $20.3 million in the prior year.

Year Ended December 31, 2016	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	2%	11%	4%	5%
Acquisitions	—%	5%	—%	1%
Currency Effects	(1)%	(4)%	—%	(2)%
Total Reported Net Sales Growth	1%	12%	4%	4%

Segment income for 2017 increased approximately 7% to $234.8 million compared to $219.0 million in 2016. Strong sales volumes across all three markets were able to offset unfavorable manufacturing variances, $1.3 million of professional fees related to our acquisition of a minority investment in Kali Care, Inc. and start-up costs related to our new injectable capacity in North America.

21/ATR	2017 Form 10-K

In 2016, segment income increased approximately 4% to $219.0 million compared to $210.5 million in 2015. This increase is due to the additional product and tooling sales discussed above along with favorable product mix within the segment.  Cost savings initiatives partially offset costs related to an enterprise resource system implementation and the impact of a purchase accounting adjustment of $0.4 million related to the write-up to fair value of the Mega Airless inventory we purchased and subsequently sold during the first quarter of 2016. We also recognized a $2.0 million gain on the sale of our minority interest in an injectable drug delivery device company in 2016.

FOOD + BEVERAGE SEGMENT

				% Change	% Change
Years Ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Net Sales	$349,617	$328,375	$331,983	6.5%	(1.1)%
Segment Income	38,183	37,697	42,731	1.3	(11.8)
Segment Income as a percentage of Net Sales	10.9%	11.5%	12.9%
Adjusted EBITDA margin	18.0%	18.8%	19.3%

Reported net sales increased by approximately 6% in 2017 to $349.6 million compared to $328.4 million in 2016. Changes in foreign currency rates had no impact on the current year results. Therefore, core sales increased 6% in 2017 compared to the prior year. Core sales to the food and beverage markets increased 6% and 7%, respectively in 2017 compared to the same period of the prior year.  Sales to the food market increased due to strong sales of our products used on sauces and condiments. We also realized increases in sales of our products used on spreads, jelly and honey, non-beverage dairy and infant nutrition products.  For the beverage market, strong sales to our bottled water customers offset a decrease in functional drink application sales. Sales for 2017 were also favorably impacted by higher tooling sales of $7.0 million.

Year Ended December 31, 2017
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	6%	7%	6%
Currency Effects	—%	—%	—%
Total Reported Net Sales Growth	6%	7%	6%

In 2016, reported net sales decreased by approximately 1% to $328.4 million compared to $332.0 million in 2015. Excluding a 2% negative impact from the changes in foreign currency rates, core sales increased 1%. Higher product sales were offset by the pass-through of lower resin prices to our customers and lower tooling sales of $4.0 million and $3.1 million, respectively, in 2016 compared to the prior year.  Core sales of our products to the food market increased 9% while core sales of our products to the beverage market decreased approximately 7% in 2016 compared to the prior year.  Sales to the food market increased with strong demand for our sauces and condiments products along with increases in the dairy and infant formula application fields.  For the beverage market, we experienced a decrease in the demand for our products to the functional drink applications, mainly in China.

Year Ended December 31, 2016
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	9%	(7)%	1%
Currency Effects	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	7%	(10)%	(1)%

Segment income increased approximately 1% to $38.2 million in 2017 compared to $37.7 million in 2016. Increased product and tooling sales more than offset price concessions to customers to secure long-term agreements. Improvements in productivity were able to offset increased legal fees to defend our intellectual property.

In 2016, segment income decreased approximately 12% to $37.7 million compared to $42.7 million in 2015. Profit associated with increased sales to the food market along with cost savings initiatives did not completely offset the decrease in profitability from the shortfall in sales of our products to the beverage market.  Lower demand also led to lower operating performance in China along with a negative impact due to the mix of products sold during 2016 compared to the same period in the prior year.  Resin costs also negatively impacted segment income by approximately $0.9 million in 2016.

22/ATR	2017 Form 10-K

CORPORATE & OTHER

Certain costs that are not allocated to our three operating business segments are classified as “Corporate & Other,” which is presented separately in Note 17 of the Notes to the Consolidated Financial Statements. Corporate & Other primarily includes certain corporate compensation, professional fees, certain information system costs and LIFO inventory adjustments (prior to our accounting change in the second quarter of 2015 discussed in Note 1 of the Notes to Consolidated Financial Statements).

Corporate & Other expense in 2017 decreased to $34.6 million compared to $44.2 million in 2016. Excluding the $10.6 positive impact of a gain on insurance recovery related to a 2016 fire in our Annecy, France facility on our 2017 results and a $5.6 million negative impact of Mega Airless acquisition transaction costs on our 2016 results, Corporate & Other expense increased $4.6 million in 2017 compared to the prior year.  This increase is mainly due increases in professional fees and salary expenses related to specific internal projects.  We also recognized $1.7 million of additional long-term incentive compensation costs related to the performance of our common stock.

In 2016, Corporate & Other expense increased to $44.2 million compared to $28.4 million in 2015. Excluding the impact of a favorable $7.4 million change in accounting principle related to our inventory valuation method in the prior year, Corporate & Other expense increased $8.4 million in 2016 compared to the prior year.  This increase is mainly due to $5.6 million of transaction costs related to the Mega Airless acquisition reported in the first quarter of 2016. In addition, the prior year Corporate & Other expense was reduced by $2.9 million of gain due to an insurance recovery on the involuntary conversion of fixed assets related to a fire in one of our Brazilian facilities.

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

In MD&A, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant currency.” Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions and dispositions and other special items when comparing results to prior periods.  Changes in operating results excluding the special items are non-U.S. GAAP financial measures.  We feel it is useful to investors to exclude the impact of these items on year-over-year results in order to evaluate performance on a more comparable basis.

We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which excludes the impact of a gain from an insurance recovery and restructuring initiative charges in 2017. Adjusted EBITDA also excludes transaction costs and purchase accounting adjustments that affected the inventory values related to the Mega Airless acquisition in 2016.

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

23/ATR	2017 Form 10-K

	Year Ended
	December 31, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,469,283	$1,313,786	$805,880	$349,617	$-	$-

Reported net income	$220,029
Reported income taxes	74,796
Reported income before income taxes	294,825	93,276	234,790	36,504	(34,618)	(35,127)
Adjustments:
Restructuring initiatives	2,208	529		1,679
Gain on insurance recovery	(10,648)				(10,648)
Adjusted earnings before income taxes	286,385	93,805	234,790	38,183	(45,266)	(35,127)
Interest expense	40,597					40,597
Interest income	(5,470)					(5,470)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	321,512	93,805	234,790	38,183	(45,266)	-
Depreciation and amortization	153,094	79,422	41,143	24,720	7,809	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$474,606	$173,227	$275,933	$62,903	$(37,457)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		7.1%	29.1%	10.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.2%	13.2%	34.2%	18.0%

	Year Ended
	December 31, 2016

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,330,934	$1,261,086	$741,473	$328,375	$-	$-

Reported net income	$205,604
Reported income taxes	74,893
Reported income before income taxes	280,497	100,569	219,039	37,697	(44,214)	(32,594)
Adjustments:
Transaction costs related to the Mega Airless acquisition	5,640				5,640
Purchase accounting adjustments related to Mega Airless inventory	2,577	2,151	426
Adjusted earnings before income taxes	288,714	102,720	219,465	37,697	(38,574)	(32,594)
Interest expense	35,237					35,237
Interest income	(2,643)					(2,643)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	321,308	102,720	219,465	37,697	(38,574)	-
Depreciation and amortization	154,802	84,273	39,776	23,891	6,862	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$476,110	$186,993	$259,241	$61,588	$(31,712)	$-

Segment income margins (Income before income taxes / Reported Net Sales)		8.0%	29.5%	11.5%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.4%	14.8%	35.0%	18.8%

24/ATR	2017 Form 10-K

Net Debt to Net Capital Reconciliation	December 31,	December 31,
	2017	2016

Notes payable	$4,336	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	61,833	4,603
Long-Term Obligations, net of unamortized debt issuance costs	1,191,146	772,737
Total Debt	1,257,315	946,553
Less:
Cash and equivalents	712,640	466,287
Net Debt	$544,675	$480,266

Total Stockholders' Equity	$1,312,048	$1,174,242
Net Debt	544,675	480,266
Net Capital	$1,856,723	$1,654,508

Net Debt to Net Capital	29.3%	29.0%

LIQUIDITY AND CAPITAL RESOURCES

We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future.  We have historically used cash flow from operations, our revolving credit facilities and debt, as needed, as our primary sources of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives.

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

In 2017, our operations provided approximately $324.7 million in cash flow compared to $325.3 million in 2016 and $323.8 million in 2015.  Cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash flow from operations in 2017 was primarily attributable to improvements in earnings and working capital partially offset by an additional $30 million contribution to our domestic pension plan over the amount contributed in 2016.   Comparing 2016 to 2015, the increase is mainly due to profit growth offset by an increased use of cash for working capital.

We used $224.8 million in cash for investing activities during 2017 compared to $300.5 million during 2016 and $176.2 million during 2015. During 2017, we spent $203.0 million less on acquisitions. However, in 2017 we did use $66.2 million to settle a derivative and increased our investment in capital projects by $27.6 million compared to 2016.  We also invested $5 million for a 20% minority interest in Kali Care, a technology company that provides digital monitoring systems for medical devices. Comparing 2016 to 2015, the increase in cash used for investing activities is due primarily to the Mega Airless acquisition partially offset by the maturity of $29.5 million in short-term investments and a decrease in capital expenditures of $20.3 million.  Our 2018 estimated cash outlays for capital expenditures are expected to be approximately $200 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities provided $114.8 million in cash during 2017, compared to net cash used for financing activities of $29.7 million during 2016 and $32.3 million in 2015.  During 2017, we borrowed approximately $800 million in Europe (see details below) and used the proceeds along with cash on hand to repatriate $1.0 billion from Europe to the U.S.  These funds were used to repay $160 million outstanding on the U.S. revolving credit facility, repurchase $161.5 million of common stock, and prepay $159 million of private placement debt.  For 2016, proceeds from notes payable were used to partially finance the acquisition of Mega Airless and to repurchase and retire common stock.  During 2015, we repurchased shares of common stock for retirement at a total cost of $13.9 million.  Proceeds from stock option exercises were offset by the cash paid to stockholders in dividends during 2017, 2016 and 2015.

25/ATR	2017 Form 10-K

Cash and equivalents increased to $712.6 million at the end of 2017 from $466.3 million at the end of 2016 mainly due to additional borrowings in Europe and current year earnings.  During 2017, we repatriated $1.0 billion from Europe to the U.S. as discussed above.  Total short and long-term interest bearing debt increased to $1.3 billion at the end of 2017 from $946.6 million at the end of 2016 primarily due to the additional debt taken on in Europe to fund the repatriation.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents less short-term investments) to Net Capital (stockholder’s equity plus Net Debt) was 29.3% at December 31, 2017 compared to 29.0% at December 31, 2016.  See the reconciliation of Non-U.S. GAAP measures starting on page 23.

On July 20, 2017, the Company replaced its $300 million revolving credit facility with a new 5-year multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in Aptar’s consolidated leverage ratio. At December 31, 2017, we had no outstanding balance under the credit facility.  At December 31, 2016, we had an outstanding balance of $166 million under the credit facility.  We incurred approximately $1.5 million and $2.0 million in interest and fees related to this credit facility during 2017 and 2016, respectively.

Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2017
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.21 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	11.77 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement.

Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 ratio requirement would be exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or uncommitted short-term borrowings.  Following the repatriation of cash to the U.S. discussed above, the majority of our $714 million in cash and equivalents is located within the U.S. and we now have committed financing arrangements in the UK as detailed below.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

During the third quarter of 2017, the Company entered into the borrowing arrangements summarized below through our wholly owned UK subsidiary to better balance our capital structure.

Debt Type	Amount	Term/Maturity	Interest Rate
Bank term loan	$280,000	5 year amortizing/July 2022	2.62% floating swapped to 1.36% fixed
Bank revolver	€150,000	5 year/July 2022	1.10% floating
Private placement	€100,000	6 year/July 2023	0.98% fixed
Private placement	€200,000	7 year/July 2024	1.17% fixed

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

26/ATR	2017 Form 10-K

OVERVIEW OF CONTRACTUAL OBLIGATIONS

Below is a table of our outstanding contractual obligations and future payments as of December 31, 2017:

					2023 and
Payment Due by Period	Total	2018	2019-2020	2021-2022	After

Long-term debt (1)	$1,255,634	$61,227	$117,604	$190,887	$885,916
Capital lease obligations (1)	741	606	135		—
Operating leases	75,591	21,467	26,962	13,949	13,213
Notes payable (2)	4,336	4,336	—	—	—
Purchase obligations (3)	79,165	57,110	21,612	443	—
Interest obligations (4)	202,798	33,274	65,290	60,402	43,832
Total Contractual Obligations	$1,618,265	$178,020	$231,603	$265,681	$942,961

(1)	The future payments listed above for long-term debt repayments and capital lease obligations reflect only principal payments.
(2)	Notes payable mainly includes foreign short-term borrowings. The future payments listed above assume that no additional amounts will be drawn under the credit facility.
(3)

Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transactions.

(4)

Approximately 22.33% of our total interest bearing long‑term debt has variable interest rates. Using our long‑term variable rate debt outstanding as of December 31, 2017 of approximately $280.6 million at an average rate of approximately 2.60%, we included approximately $7.4 million of variable interest rate obligations in 2017. No variable interest rate obligations were included in subsequent years.

The Company makes contributions to its domestic pension plans but does not currently have a required minimum pension contribution obligation for those plans. The Company also makes contributions to its foreign pension plans but amounts are expected to be discretionary in 2018 and future years. Therefore, amounts related to these plans are not included in the preceding table.

The Company does not record a current portion of the liability for uncertain tax positions. The income tax liability, if any, arising as a result of the TCJA transition tax would be eligible to be paid over a period of 8 years.  Based on our provisional estimate we do not expect to have any current liability for the transition tax .

Aside from deferred income taxes, we have approximately $86.1 million of other deferred long‑term liabilities on the balance sheet, which consist primarily of retirement plan obligations as described in Note 8 to the Consolidated Financial Statements. The Company is not able to reasonably estimate the timing of the long‑term payments or the amount by which the liability will increase or decrease over time. Therefore, the long‑term portion of the liability is excluded from the preceding table.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed the recently issued accounting standards updates to FASB’s Accounting Standards Codification that have future effective dates. Standards which are effective for 2017 are discussed in Note 1 of the Notes to Consolidated Financial Statements.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales.  We are also evaluating our service, license, exclusivity and royalty arrangements, which need to be reviewed individually to ensure proper accounting under the new standard. To date, our internal project team has reviewed a substantial portion of contracts.  We believe the pronouncement will mainly impact the timing of when we account for both product and tooling sales.  We currently recognize revenue for these contracts when the title and risk of loss transfers to the customer.  Under the new guidance, we will recognize revenue for certain contracts over the time required to manufacture the product or build the tool.  We also continue to progress in updating our internal controls along with reviewing and developing the additional disclosures required by the standard.  We will adopt the modified retrospective transition method for implementing this guidance in the first quarter of 2018.

27/ATR	2017 Form 10-K

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

In January 2017, the FASB issued guidance to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As a result, impairment charges will be required for the amount by which a reporting unit’s carrying amount exceeds its fair value up to the amount of its allocated goodwill. The new standard is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

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

In February 2018, the FASB issued guidance on the reclassification of certain tax effects from accumulated other comprehensive income.  This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2018.  The Company is currently evaluating the impact of adopting this guidance.

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

28/ATR	2017 Form 10-K

IMPAIRMENT OF GOODWILL

In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our Beauty + Home and Food + Beverage business segments represent reporting units. Within the Pharma segment, the injectables division qualifies as a separate reporting unit for goodwill impairment testing apart from the remaining Pharma business. As of December 31, 2017, we have $443.9 million of goodwill, which is allocated as follows: $97.3 million is allocated to the Pharma reporting unit, $105.8 million is allocated to the Injectables reporting unit, $223.9 million is allocated to the Beauty + Home reporting unit and $16.9 million is allocated to the Food + Beverage reporting unit.

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

For our goodwill impairment assessment we first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount (the ”step zero” approach). Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance, and other relevant entity‑specific events. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two‑step quantitative process. If it is determined that the fair value of a reporting unit is below its carrying amount, where necessary, goodwill will be impaired at that time.

We performed our annual goodwill impairment assessment as of December 31, 2017 for each of our reporting units. Based on our qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of goodwill attributed to these reporting units was greater than its carrying amount. As such, the annual two‑step impairment test was deemed not necessary to be performed for our reporting units for the year ended December 31, 2017.

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

When we determine that a customer is unlikely to pay, we record a charge to bad debt expense in the income statement and an increase to the allowance for doubtful accounts. When it becomes certain the customer cannot pay (typically driven by the customer filing for bankruptcy) we write off the receivable by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly. In 2017, we increased the allowance for doubtful accounts by approximately $235 thousand and we wrote off doubtful accounts of $63 thousand. Please refer to Schedule II—Valuation and Qualifying Accounts for activity in the allowance for doubtful accounts over the past three years.

We had approximately $510.4 million in net accounts receivable at December 31, 2017. At December 31, 2017, we had approximately $3.2 million recorded in the allowance for doubtful accounts to cover potential future customer non‑payments net of any credit insurance reimbursement we would potentially recover. We believe our allowance for doubtful accounts is adequate to cover future non‑payments of our customers. However, if economic conditions deteriorate significantly or one of our large customers was to declare bankruptcy, a larger allowance for doubtful accounts might be necessary. It is extremely difficult to estimate how much of an additional reserve would be necessary, but we expect the largest potential customer balance at any one time would not exceed $23.6 million. An additional loss of $23.6 million would reduce our Total Assets as of December 31, 2017 by approximately 0.8% and would have reduced Income before Income Taxes by approximately 8.0%.

29/ATR	2017 Form 10-K

If we had been required to recognize an additional $23.6 million in bad debt expense, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such additional expense, we would still have been within the terms of our debt covenants.

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

The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (Citigroup Pension Index Curve). At December 31, 2017, the discount rates for our domestic and foreign plans were 3.55% and 1.62%, respectively.

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

To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $63.4 million increase in the PBO ($45.2 million for the domestic plans and $18.2 million for the foreign plans) and a $6.8 million increase in net periodic benefit cost ($5.7 million for the domestic plans and $1.1 million for the foreign plans). To the extent the PBO increases, the after‑tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $49.4 million decrease in the PBO ($34.7 million for the domestic plans and $14.7 million for the foreign plans) and a $5.5 million decrease in net periodic benefit cost ($4.5 million for the domestic plans and $1.0 million for the foreign plans). A decrease of this magnitude in the PBO would eliminate the current year reduction recognized in Other Comprehensive Income and Stockholders’ Equity as related to pension assumptions.

The assumed expected long‑term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 42% was invested in equities, 25% was invested in fixed income securities, 9% was invested in hedge funds, 6% was invested in infrastructure securities, 5% was invested in real estate securities and 13% was invested in money market funds, at December 31, 2017. Of foreign plan assets, approximately 91% was invested in investment funds, 4% was invested in equity securities, 3% was invested in corporate securities, 1% was invested in fixed income securities and 1% was invested in cash at December 31, 2017.

The expected long‑term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk‑free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long‑term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long‑term rate of return on assets would be a $2.1 million increase (or decrease) in net periodic benefit cost.

The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $7.2 million decrease in the PBO ($1.8 million for the domestic plans and $5.4 million for the foreign plans) and a $1.2 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $7.8 million increase in the PBO ($2.0 million for the domestic plans and $5.8 million for the foreign plans) and a $1.3 million increase to the net periodic benefit cost.

30/ATR	2017 Form 10-K

Our primary pension related assumptions as of December 31, 2017, 2016 and 2015 were as follows:

Actuarial Assumptions as of December 31,	2017	2016	2015

Discount rate:
Domestic plans	3.55%	4.05%	4.24%
Foreign plans	1.62%	1.65%	2.10%
Expected long‑term rate of return on plan assets:
Domestic plans	7.00%	7.00%	7.00%
Foreign plans	3.66%	3.66%	3.66%
Rate of compensation increase:
Domestic plans	4.00%	4.00%	4.00%
Foreign plans	3.02%	3.00%	3.00%

In order to determine the 2018 net periodic benefit cost, the Company expects to use the discount rates, expected long‑term rates of return on plan assets and rates of compensation increase assumptions as of December 31, 2017. The estimated impact of the changes to the assumptions as noted in the table above on our 2017 net periodic benefit cost is expected to be an increase of approximately $1.5 million.

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

For 2017, expense related to share‑based compensation for employee stock option plans was $15.2 million. Future changes in the subjective assumptions used in the Black‑Scholes option‑valuation model or estimates associated with forfeitures could impact our share‑based compensation expense. For example, a one year reduction in the expected term of the options would decrease the Black‑Scholes valuation and reduce share‑based compensation by approximately $0.4 million. In comparison, a one year increase in the expected term of the option would increase the Black‑Scholes valuation and increase share‑based compensation by approximately $0.7 million. In addition, changes in the share price at the date of the grant would impact our share‑based compensation expense. For example, a $5 decrease in the stock price would decrease the Black‑Scholes valuation and reduce share‑based compensation by approximately $0.4 million. In comparison, a $5 increase in the share price would increase the Black‑Scholes valuation and increase share‑based compensation by approximately $0.7 million.

OPERATIONS OUTLOOK

Looking to the first quarter of 2018, we expect some of the momentum from the fourth quarter of 2017 to carry over into the first quarter of 2018.  We currently expect each segment to report increased revenues over the prior year.  Despite several changes in tax policies, particularly with the recent U.S. tax reform, we expect very little change in our near-term overall effective tax rate given the nature of our international business and the related consequences of the new tax laws.

Aptar expects earnings per share for the first quarter, excluding any costs related to our business transformation plan, which amounts cannot be reasonably estimated, to be in the range of $0.90 to $0.95 compared to $0.81 per share reported in the prior year. Our guidance is based on an effective tax rate range of 27% to 29%, which includes estimated effects of the recent tax reform legislation.  Adjusted for changes in currency translation rates, comparable earnings per share for the prior year were approximately $0.91 using the prior year effective tax rate of 26%.

31/ATR	2017 Form 10-K

FORWARD‑LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10‑K are forward‑looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Liquidity and Capital Resources, Off‑Balance Sheet Arrangements, and Operations Outlook sections of this Form 10‑K. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward‑looking statements. Forward‑looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward‑looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:

•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates or our effective tax rate;
•	the impact of tax reform legislation;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	changes in customer and/or consumer spending levels;
•	loss of one or more key accounts;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the impact and extent of contamination found at the Company’s facility in Brazil;
•	our ability to successfully implement facility expansions and new facility projects;
•	the impact of the UK leaving the European Union (Brexit) on our UK operations;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war, terrorism or social unrest;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	our ability to manage worldwide customer launches of complex technical products, particularly in developing markets;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims;
•	the execution of our business transformation plan; and
•	other risks associated with our operations.

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

32/ATR	2017 Form 10-K

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

The table below provides information as of December 31, 2017 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2018.

In thousands
Year Ended December 31, 2017		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc / Euro	$55,680	0.8765	54,826-55,680
Euro / Brazilian Real	14,299	3.8934	14,108-14,558
Euro / U.S. Dollar	13,581	1.1877	13,581-23,466
Euro / Indian Rupee	11,195	77.7776	11,175-11,316
British Pound / Euro	4,207	1.1277	335-4,207
U.S. Dollar / Euro	3,826	0.8458	3,826-4,376
Euro / Indonesian Rupiah	2,292	16,785.0000	2,292-2,292
Czech Koruna / Euro	1,321	0.0393	1,273-3,603
Euro / British Pound	1,305	0.8867	0-1,305
Euro / Chinese Renminbi	1,201	7.8490	1,081-1,802
U.S. Dollar / Chinese Renminbi	1,000	6.6648	1,000-3,000
Euro / Mexican Peso	469	22.7017	258-501
Mexican Peso / U.S. Dollar	358	0.0521	0-358
Total	$110,734

As of December 31, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepayments and other and $1.6 million in accounts payable and accrued liabilities in the Consolidated Balance Sheets. Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly owned UK subsidiary. The fair value of this cash flow hedge is $16.3 million and is reported in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

33/ATR	2017 Form 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Years Ended December 31,	2017	2016	2015
Net Sales	$2,469,283	$2,330,934	$2,317,149
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,604,181	1,498,070	1,502,650
Selling, research & development and administrative	388,281	367,562	351,461
Depreciation and amortization	153,094	154,802	138,893
Restructuring initiatives	2,208	—	—
	2,147,764	2,020,434	1,993,004
Operating Income	321,519	310,500	324,145
Other (Expense) Income:
Interest expense	(40,597)	(35,237)	(34,615)
Interest income	5,470	2,643	5,596
Equity in results of affiliates	(229)	(191)	(718)
Miscellaneous, net	8,662	2,782	163
	(26,694)	(30,003)	(29,574)
Income before Income Taxes	294,825	280,497	294,571
Provision for Income Taxes	74,796	74,893	95,276
Net Income	$220,029	$205,604	$199,295
Net Loss (Income) Attributable to Noncontrolling Interests	1	(14)	53
Net Income Attributable to AptarGroup, Inc.	$220,030	$205,590	$199,348
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$3.52	$3.27	$3.19
Diluted	$3.41	$3.17	$3.09

See accompanying notes to consolidated financial statements.

34/ATR	2017 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands

Years Ended December 31,	2017	2016	2015
Net Income	$220,029	$205,604	$199,295
Other Comprehensive Income:
Foreign currency translation adjustments	74,404	(53,183)	(163,887)
Changes in treasury locks, net of tax	28	26	25
Loss on derivatives, net of tax	(3,186)	—	—
Defined benefit pension plan, net of tax
Actuarial (loss) / gain, net of tax	(7,906)	(7,151)	7,253
Prior service cost, net of tax	(1,038)	(466)	(538)
Amortization of prior service cost included in net income, net of tax	296	248	168
Amortization of net loss included in net income, net of tax	3,828	3,144	4,664
Total defined benefit pension plan, net of tax	(4,820)	(4,225)	11,547
Total other comprehensive income (loss)	66,426	(57,382)	(152,315)
Comprehensive Income	286,455	148,222	46,980
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(18)	6	66
Comprehensive Income Attributable to AptarGroup, Inc.	$286,437	$148,228	$47,046

See accompanying notes to consolidated financial statements.

35/ATR	2017 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands

December 31,	2017	2016
Assets
Current Assets:
Cash and equivalents	$712,640	$466,287
Accounts and notes receivable, less allowance for doubtful accounts of $3,161 in 2017 and $2,989 in 2016	510,426	433,127
Inventories	337,216	296,914
Prepayments and other	109,791	73,842
	1,670,073	1,270,170
Property, Plant and Equipment:
Buildings and improvements	416,241	368,260
Machinery and equipment	2,237,655	1,938,352
	2,653,896	2,306,612
Less: Accumulated depreciation	(1,811,819)	(1,545,384)
	842,077	761,228
Land	25,829	23,093
	867,906	784,321
Other Assets:
Investments in affiliates	9,444	4,241
Goodwill	443,887	407,522
Intangible assets	95,460	94,489
Miscellaneous	51,053	46,042
	599,844	552,294
Total Assets	$3,137,823	$2,606,785

See accompanying notes to consolidated financial statements.

36/ATR	2017 Form 10-K

AptarGroup, Inc.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

December 31,	2017	2016
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$4,336	$169,213
Current maturities of long-term obligations, net of unamortized debt issuance costs	61,833	4,603
Accounts payable and accrued liabilities	461,579	369,139
	527,748	542,955
Long-Term Obligations, net of unamortized debt issuance costs	1,191,146	772,737
Deferred Liabilities and Other:
Deferred income taxes	20,995	16,803
Retirement and deferred compensation plans	80,278	94,545
Deferred and other non-current liabilities	5,608	5,503
Commitments and contingencies	—	—
	106,881	116,851
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.7 and 66.0 million shares issued as of December 31, 2017 and 2016, respectively	667	660
Capital in excess of par value	609,471	546,682
Retained earnings	1,301,147	1,197,234
Accumulated other comprehensive (loss)	(253,302)	(319,709)
Less: Treasury stock at cost, 4.9 and 3.9 million shares as of December 31, 2017 and 2016, respectively	(346,245)	(250,917)
Total AptarGroup, Inc. Stockholders’ Equity	1,311,738	1,173,950
Noncontrolling interests in subsidiaries	310	292
Total Stockholders’ Equity	1,312,048	1,174,242
Total Liabilities and Stockholders’ Equity	$3,137,823	$2,606,785

See accompanying notes to consolidated financial statements.

37/ATR	2017 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Years Ended December 31,	2017	2016	2015

Cash Flows from Operating Activities:
Net income	$220,029	$205,604	$199,295
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	142,755	145,485	134,647
Amortization	10,339	9,317	4,246
Stock based compensation	18,924	19,824	20,612
Provision for (recovery of) doubtful accounts	235	561	(813)
Gain on sale of investment in unconsolidated affiliate	—	(2,013)	—
Debt prepayment costs	4,710	—	—
Deferred income taxes	2,238	(11,112)	(7,141)
Defined benefit plan expense	17,200	16,786	20,685
Equity in results of affiliates	229	191	718
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(44,658)	(41,721)	(27,759)
Inventories	(12,989)	(834)	(18,925)
Prepaid and other current assets	(33,959)	(5,968)	(6,982)
Accounts payable and accrued liabilities	58,245	(12,474)	39,330
Income taxes payable	(8,753)	15,056	3,397
Retirement and deferred compensation plan liabilities	(41,004)	(9,380)	(30,332)
Other changes, net	(8,812)	(4,023)	(7,219)
Net Cash Provided by Operations	324,729	325,299	323,759
Cash Flows from Investing Activities:
Capital expenditures	(156,624)	(128,986)	(149,323)
Proceeds from sale of property and equipment	2,036	1,693	827
Insurance proceeds	709	986	3,739
Settlement of derivative	(66,155)	—	—
Purchase of short-term investments	—	—	(32,769)
Maturity of short-term investments	—	29,485	—
Acquisition of business, net of cash acquired	—	(202,985)	—
Acquisition of intangible assets	—	(2,492)	—
Proceeds from sale of investment in unconsolidated affiliate	—	1,204	—
Investment in unconsolidated affiliate	(5,000)	—	—
Notes receivable, net	234	593	1,296
Net Cash Used by Investing Activities	(224,800)	(300,502)	(176,230)
Cash Flows from Financing Activities:
(Repayments of) proceeds from notes payable	(169,213)	163,148	(227,362)
Proceeds from long-term obligations	625,628	5,963	225,236
Repayments of long-term obligations	(165,798)	(55,314)	(16,981)
Dividends paid	(79,944)	(76,659)	(71,247)
Credit facility costs	(3,542)	—	(1,216)
Debt prepayment costs	(4,710)	—	—
Proceeds from stock option exercises	73,905	55,347	64,759
Purchase of treasury stock	(120,540)	—	—
Common stock repurchased and retired	(40,994)	(131,371)	(13,887)
Excess tax benefit from exercise of stock options	—	9,171	8,388
Net Cash Provided (Used) by Financing Activities	114,792	(29,715)	(32,310)
Effect of Exchange Rate Changes on Cash	31,632	(18,696)	(25,080)
Net Increase (Decrease) in Cash and Equivalents	246,353	(23,614)	90,139
Cash and Equivalents at Beginning of Period	466,287	489,901	399,762
Cash and Equivalents at End of Period	$712,640	$466,287	$489,901
Supplemental Cash Flow Disclosure:
Interest paid	$38,838	$36,265	$31,664
Income taxes paid	77,349	82,201	79,502

See accompanying notes to consolidated financial statements.

38/ATR	2017 Form 10-K

AptarGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2017, 2016 and 2015

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2014	$1,740,005	$(110,045)	$862	$(1,026,117)	$498,702	$509	$1,103,916
Net income	199,348	—	—	—	—	(53)	199,295
Foreign currency translation adjustments	—	(163,874)	—	—	—	(13)	(163,887)
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	11,547	—	—	—	—	11,547
Changes in treasury locks, net of tax	—	25	—	—	—	—	25
Stock awards and option exercises	—	—	14	5,447	79,107	—	84,568
Cash dividends declared on common stock	(71,247)	—	—	—	—	—	(71,247)
Treasury stock purchased	—	—	—	(50,000)	50,000	—	—
Treasury stock retired	(669,801)	—	(207)	800,618	(130,610)	—	—
Common stock repurchased and retired	(12,624)	—	(2)	—	(1,261)	—	(13,887)
Non controlling interest repurchased	—	—	—	—	(476)	(148)	(624)
Balance - December 31, 2015	$1,185,681	$(262,347)	$667	$(270,052)	$495,462	$295	$1,149,706
Net income	205,590	—	—	—	—	14	205,604
Foreign currency translation adjustments	—	(53,163)	—	—	—	(20)	(53,183)
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	(4,225)	—	—	—	—	(4,225)
Changes in treasury locks, net of tax	—	26	—	—	—	—	26
Stock awards and option exercises	—	—	10	19,135	65,198	—	84,343
Cash dividends declared on common stock	(76,659)	—	—	—	—	—	(76,659)
Common stock repurchased and retired	(117,378)	—	(17)	—	(13,976)	—	(131,371)
Non controlling interest addition	—	—	—	—	(2)	3	1
Balance - December 31, 2016	$1,197,234	$(319,709)	$660	$(250,917)	$546,682	$292	$1,174,242
Net income	220,030	—	—	—	—	(1)	220,029
Foreign currency translation adjustments	—	74,385	—	—	—	19	74,404
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	(4,820)	—	—	—	—	(4,820)
Changes in treasury locks, net of tax	—	28	—	—	—	—	28
Changes in derivative gains/losses, net of tax	—	(3,186)	—	—	—	—	(3,186)
Stock awards and option exercises	—	—	12	25,212	67,605	—	92,829
Cash dividends declared on common stock	(79,944)	—	—	—	—	—	(79,944)
Treasury stock purchased	—	—	—	(120,540)	—	—	(120,540)
Common stock repurchased and retired	(36,173)	—	(5)	—	(4,816)	—	(40,994)
Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048

See accompanying notes to consolidated financial statements.

39/ATR	2017 Form 10-K

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

In late 2017, Aptar began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness (see Note 20 Restructuring Initiatives for further details).  The primary focus of the plan will be the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  During 2017, we recognized approximately $2.2 million of restructuring costs related to this plan with approximately $0.5 million being reported within the Beauty + Home segment and $1.7 million being reported within the Food + Beverage segment.

CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of 2015, the Company changed its inventory valuation method for certain operating entities in its North American business to the first-in first-out (“FIFO”) method from the last-in first-out (“LIFO”) method. Prior to the change, the Company utilized two methods of inventory costing: LIFO for inventories in these operating entities and FIFO for inventories in other operating entities. The Company believes that the FIFO method is preferable as it better reflects the current value of inventory on the Company's Consolidated Balance Sheet, provides better matching of revenues and expenses, results in uniformity across the Company's global operations with respect to the method of inventory accounting and improves comparability with the Company's peers. The cumulative pre-tax effect of this change is a gain of approximately $7.4 million and was recognized as a decrease to Cost of sales (exclusive of depreciation and amortization). The effect of the change on Net Income Attributable to AptarGroup was approximately $4.8 million, representing approximately $0.08 per diluted share. We have determined that this change is not material to the Company's previously issued financial statements and that the cumulative effect of the change is not material to current operations or to the trend of reported results of operations. Therefore, we conclude it was appropriate to recognize the cumulative effect of the change as an operating item in the current period's Consolidated Statement of Income and not to adopt the change by retrospective application.

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

CASH MANAGEMENT

The Company considers all investments that are readily convertible to known amounts of cash with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at lower of cost or net realizable value. Costs included in inventories are raw materials, direct labor and manufacturing overhead. As discussed above, the Company changed its inventory valuation method for certain operating entities in its North American business to the FIFO method from the LIFO method during the second quarter of 2015 resulting in all entities utilizing the FIFO method at the end of 2015.

40/ATR	2017 Form 10-K

INVESTMENTS IN AFFILIATED COMPANIES

The Company accounts for its investments in 20% to 50% owned affiliated companies using the equity method. There were no dividends received from affiliated companies in 2017, 2016 and 2015.  During the fourth quarter of 2016, we sold our investment in an injectable drug delivery device company for a $2.0 million gain.  During the first quarter of 2017, we acquired a 20% minority interest in Kali Care, Inc. (”Kali Care”) for $5.0 million. Kali Care is a Silicon Valley-based technology company, which provides digital monitoring systems for ophthalmic medication (see Note 19 Acquisitions for further details).  The Company accounts for its investments less than 20% on the cost method.

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

GOODWILL

Management believes the excess purchase price over the fair value of the net assets acquired (“goodwill”) in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e., greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the “step zero” approach and is an optional step in the annual goodwill impairment analysis. Management has performed this qualitative assessment as of December 31, 2017 for all four of our reporting units. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of goodwill attributed to all four of our reporting units was greater than its carrying amount. Therefore no impairment of goodwill has been recorded.

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

RETIREMENT OF COMMON STOCK

During 2017, the Company repurchased 1.9 million shares of common stock, of which 512 thousand shares were immediately retired.  During 2016, the Company repurchased and immediately retired 1.7 million shares of common stock.     Common stock was reduced by the number of shares retired at $0.01 par value per share. The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

RESEARCH & DEVELOPMENT EXPENSES

Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $68.2 million, $66.2 million and $67.1 million in 2017, 2016 and 2015, respectively.

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

41/ATR	2017 Form 10-K

The Company has recorded a net provisional charge in the current period related to the impact of the U.S. legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”).  These provisional amounts are recorded in accordance with SAB 118, which was issued by the SEC shortly after enactment of the TCJA.  The Company will reflect, within the one year measurement period provided, the income tax effects of the TCJA in the reporting period in which the accounting under ASC Topic 740 is complete.

The Company considers numerous factors to determine which foreign earnings are permanently reinvested in foreign operations. These include the financial requirements of the U.S. parent company and those of our foreign subsidiaries, the U.S. funding needs for dividend payments and stock repurchases, and the tax consequences of remitting earnings to the U.S.  The TCJA imposed a one-time transition tax on all unremitted foreign earnings.  The Company recognized a provisional charge of $31.6 million during 2017, representing the estimate of the Company’s obligation for this new tax.  Therefore, as of December 31, 2017, the Company does not have a balance of earnings that have not been subject to U.S. federal taxation.  For investment holdings outside the U.S., the Company maintains its assertion that the cash and distributable reserves at its non-U.S. affiliates are indefinitely reinvested.  As such, the Company does not provide for the withholding and local income taxes that would become due if the amounts were distributed.

The Company provides a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition. See Note 5 for more information.

TRANSLATION OF FOREIGN CURRENCIES

The functional currencies of the majority of the Company's foreign operations are the local currencies.  Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented losses of $5.0 million, $326 thousand and $3.9 million in 2017, 2016 and 2015, respectively.

STOCK BASED COMPENSATION

Accounting standards require the application of the non‑substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing future service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. See Note 15 for more information.

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

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates to the FASB’s Accounting Standards Codification.

In August 2017, the FASB issued new guidance to improve the accounting for hedging activities.  The guidance changes the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  In addition, the guidance makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP.  The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  However, early application is permitted in any interim period after the issuance of this guidance.  The Company adopted this standard in the third quarter of 2017.  See details in Note 10 – Derivative Instruments and Hedging Activities.

42/ATR	2017 Form 10-K

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments within the statement of cash flows.  This guidance provides clarification for the following types of transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. However, early adoption is permitted and an entity that elects early adoption must adopt all of the amendments on a retrospective basis in the period of adoption. The Company adopted this standard in the fourth quarter of 2017.

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company has prospectively adopted the standard resulting in $10.4 million of additional tax deductions that would have been previously recorded in stockholders’ equity now being reported as a reduction in tax expense for the year ended December 31, 2017.  The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP.  We have also prospectively adopted the standard for the presentation of the consolidated statements of cash flows.  The impact of excess tax benefits from exercise of stock options is now shown within cash flows from operating activities instead of cash flows from financing activities.  In addition, the Company has elected to continue its current practice of estimating expected forfeitures.

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

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB decided to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics.  We continue to evaluate the impact the adoption of this standard will have on our Consolidated Financial Statements.  The majority of our revenues are derived from product sales and tooling sales.  We are also evaluating our service, license, exclusivity and royalty arrangements, which need to be reviewed individually to ensure proper accounting under the new standard. To date, our internal project team has reviewed a substantial portion of contracts.  We believe the pronouncement will mainly impact the timing of when we account for both product and tooling sales. We currently recognize revenue for these contracts when the title and risk of loss transfers to the customer.  Under the new guidance, we will recognize revenue for certain contracts over the time required to manufacture the product or build the tool.  We also continue to progress in updating our internal controls along with reviewing and developing the additional disclosures required by the standard.  We will adopt the modified retrospective transition method for implementing this guidance in the first quarter of 2018.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our consolidated financial statements.

43/ATR	2017 Form 10-K

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

Following is a summary of the previously reported financial statement line items impacted by this revision of all periods and statements included in this report:

	As Previously
	Reported	Adjustment	As Revised
Revised Consolidated Statements of Cash Flows
Year Ended December 31, 2016
Retirement and deferred compensation plan liabilities	$(7,486)	$(1,894)	$(9,380)
Net Cash Provided by Operations	327,193	(1,894)	325,299
Proceeds from stock option exercises	53,453	1,894	55,347
Net Cash Provided (Used) by Financing Activities	(31,609)	1,894	(29,715)
Year Ended December 31, 2015
Retirement and deferred compensation plan liabilities	$(29,576)	$(756)	$(30,332)
Net Cash Provided by Operations	324,515	(756)	323,759
Proceeds from stock option exercises	64,003	756	64,759
Net Cash Provided (Used) by Financing Activities	(33,066)	756	(32,310)

NOTE 2 INVENTORIES

Inventories, by component, consisted of:

	2017	2016
Raw materials	$99,196	$98,014
Work in process	107,307	91,646
Finished goods	130,713	107,254
Total	$337,216	$296,914

NOTE 3 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2017 are as follows by reporting segment:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Balance as of December 31, 2015
Goodwill	$164,590	$129,360	$16,290	$1,615	$311,855
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
	$164,590	$129,360	$16,290	$—	$310,240
Acquisition	49,735	55,827	—	—	105,562
Foreign currency exchange effects	(2,954)	(5,137)	(189)	—	(8,280)
Balance as of December 31, 2016
Goodwill	$211,371	$180,050	$16,101	$1,615	$409,137
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
	$211,371	$180,050	$16,101	$—	$407,522
Foreign currency exchange effects	12,576	23,019	770		36,365
Balance as of December 31, 2017
Goodwill	$223,947	$203,069	$16,871	$1,615	$445,502
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
	$223,947	$203,069	$16,871	$—	$443,887

44/ATR	2017 Form 10-K

The Company has completed the annual impairment analysis of its reporting units as of December 31, 2017 using a qualitative analysis of goodwill commonly referred to as the “step zero” approach. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of goodwill was greater than its carrying amount for all four reporting units. Therefore, no impairment of goodwill has been recorded.

The table below shows a summary of intangible assets for the years ended December 31, 2017 and 2016.

		2017			2016
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.2	$7,819	$(7,806)	$13	$6,859	$(6,839)	$20
Acquired technology	15.0	47,571	(14,624)	32,947	41,731	(10,040)	31,691
Customer relationships	12.2	68,886	(13,401)	55,485	63,006	(6,696)	56,310
License agreements and other	7.6	21,827	(14,812)	7,015	18,516	(12,048)	6,468
Total intangible assets	11.8	$146,103	$(50,643)	$95,460	$130,112	$(35,623)	$94,489

Aggregate amortization expense for the intangible assets above for the years ended December 31, 2017, 2016 and 2015 was $10,339, $9,317 and $4,246, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2018	$11,024
2019	10,838
2020	9,621
2021	9,430
2022 and thereafter	54,547

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2017.

NOTE 4 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2017 and 2016, accounts payable and accrued liabilities consisted of the following:

	2017	2016
Accounts payable, principally trade	$153,862	$115,514
Accrued employee compensation costs	144,175	119,767
Customer deposits and other unearned income	45,196	44,068
Other accrued liabilities	118,346	89,790
Total	$461,579	$369,139

NOTE 5 INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted by the U.S. federal government. The legislation lowered the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018 and imposed a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries as of December 31, 2017. In addition, there are many new provisions effective in 2018, including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”).

45/ATR	2017 Form 10-K

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. tax reform. We have made reasonable estimates of the provisional tax impacts related to the transition tax and the revaluation of deferred tax assets and liabilities. As a result, we recognized a net tax charge of approximately $24.7 million, including  a provisional charge of $31.6 million for the transition tax and a provisional benefit of $6.8 million related to the corporate rate change. We have not finalized our election to account for the tax on GILTI as a period cost or as a component of deferred taxes at this time.  Accordingly, we have not adjusted any of the deferred tax assets and liabilities of our foreign subsidiaries for U.S. tax reform. The ultimate impact may differ from these provisional amounts as we continue to evaluate the law and its impacts on our business and as additional regulatory guidance is issued.

Income before income taxes consists of:

Years Ended December 31,	2017	2016	2015
United States	$36,139	$55,278	$73,492
International	258,686	225,219	221,079
Total	$294,825	$280,497	$294,571

The provision (benefit) for income taxes is composed of:

Years Ended December 31,	2017	2016	2015
Current:
U.S. Federal	$(342)	$24,045	$19,749
State/Local	230	449	82
International	72,670	61,511	82,586
	$72,558	$86,005	$102,417
Deferred:
U.S. Federal/State	$2,570	$(4,002)	$1,605
International	(332)	(7,110)	(8,746)
	$2,238	$(11,112)	$(7,141)
Total	$74,796	$74,893	$95,276

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35.0% in 2017, 2016 and 2015 to income before income taxes is as follows:

Years Ended December 31,	2017	2016	2015
Income tax at statutory rate	$103,189	$98,174	$103,100
State income (benefits) taxes, net of federal (tax) benefit	(594)	(980)	(1,254)
Investment incentives	(1,900)	(6,413)	(3,082)
Tax resolutions	(5,188)	(7,205)	2,375
Excess tax benefits from equity compensation	(10,383)	—	—
Deferred benefits from tax rate changes	(5,055)	—	—
U.S. tax reform - transition tax	31,575	—	—
Results of forward contract	(23,883)	—	—
Provision for distribution of current foreign earnings	2,843	3,494	2,031
Rate differential on earnings of foreign operations	(17,318)	(12,037)	(5,688)
Other items, net	1,510	(140)	(2,206)
Actual income tax provision	$74,796	$74,893	$95,276
Effective income tax rate	25.4%	26.7%	32.3%

The 2017 tax provision was favorably impacted by the mix of pretax income in various non-U.S. tax jurisdictions.  The tax provision for 2017 reflects $10.4 million related to the excess tax benefits on deductible stock compensation, which is new for 2017. The deferred tax benefit of $5.1 million is net of a provisional benefit of $6.8 million recorded for the change in the U.S. tax rate and a charge of $1.7 million for tax rate changes in France and Argentina.  The $5.2 million related to tax resolutions includes an amount of $3.2 million related to uncertain tax positions in Europe.  The remaining $2.0 million is a refund from a distribution tax paid in France.  Furthermore, the tax provision for 2017 reflects a provisional charge of $31.6 million from the transition tax enacted as part of the U.S. tax reform.  This was partially offset by a benefit of $23.9 million from the forward contracts discussed in Note 10 – Derivative Instruments and Hedging Activities.

46/ATR	2017 Form 10-K

The state income tax provision for 2016 reflects a benefit of $1.6 million related to the reduction of valuation allowances mostly associated with U.S. state tax credits.  The tax provision for 2016 also reflects benefits of $6.4 million associated with the exceptional depreciation allowances enacted in France and Italy.  The $7.2 million related to tax resolutions includes an amount of $5.0 million related to dividends previously taxed in France.  The remaining $2.2 million is a net amount related to uncertain tax positions in France, Italy and Germany.  The $3.5 million charge pertaining to the distribution of earnings reflects $2.1 million of tax incurred in 2016 for income recognized under the U.S. deemed dividend provisions and $1.4 million for cash movements in Europe during 2016. The rate differential on earnings of foreign operations reflects a $4.7 million benefit due to the reduction in the corporate income tax rate in France from 38.00% to 34.43%.  In addition, the rate differential on earnings of foreign operations reflects benefits of $2.0 million, $2.2 million, and $2.2 million due to reductions in the corporate income tax rates in Germany, Switzerland, and China, respectively.

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

Significant deferred tax assets and liabilities as of December 31, 2017 and 2016 are composed of the following temporary differences:

	2017	2016
Deferred Tax Assets:
Pension liabilities	$19,393	$27,087
Stock compensation	9,101	18,943
Foreign tax credit carryforward	8,320	10,813
Net operating loss carryforwards	10,803	5,150
U.S. state tax credits	9,384	8,103
Vacation	4,748	4,783
Workers compensation	4,534	3,575
Other	4,660	12,651
Total gross deferred tax assets	70,943	91,105
Less valuation allowance	(5,414)	(4,070)
Net deferred tax assets	65,529	87,035
Deferred Tax Liabilities:
Depreciation, amortization and leases	25,062	39,189
Acquisition related intangibles	27,866	30,417
Total gross deferred tax liabilities	52,928	69,606
Net deferred tax assets	$12,601	$17,429

The foreign tax credit carryforward will expire in the years 2024 and 2026. There is no expiration date on $6.9 million of the tax‑effected net operating loss carry forwards and $3.9 million (tax effected) will expire in the years 2018 to 2037. The U.S. state tax credit carryforwards of $9.4 million (tax effected) will expire in the years 2018 to 2032. It is currently expected that U.S. state tax credit carryforwards of $0.1 million will expire unused in 2018.

The Company evaluates the deferred tax assets and records a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. The Company has established a valuation allowance of $2.7 million of the $10.8 million of tax effected net operating loss carry forwards. These losses are generally in start‑up jurisdictions or locations that have not produced an operating profit to date. A valuation allowance of $2.7 million has also been established against the $9.4 million of U.S. state tax credit carry forwards.

As a result of U.S. tax reform, all previously unremitted earnings as of December 31, 2017 will be included in the U.S. federal and state taxable income.  The Company maintains its assertion that the cash and distributable reserves at its non-U.S. affiliates are indefinitely reinvested.  We estimate the amount of additional local and withholding tax that would be payable on these amounts to be in the range of $25 million to $35 million.

The Company has not provided for taxes on certain tax‑deferred income of a foreign operation. The income arose predominately from government grants. Taxes of approximately $1.7 million would become payable in the event the terms of the grant are not fulfilled.

47/ATR	2017 Form 10-K

INCOME TAX UNCERTAINTIES

The Company provides a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2017	2016	2015
Balance at January 1	$6,356	$7,934	$6,408
Increases based on tax positions for the current year	370	270	255
Increases based on tax positions of prior years	1,562	1,283	2,684
Decreases based on tax positions of prior years	—	(1,472)	(518)
Settlements	(4,874)	(1,444)	(207)
Lapse of statute of limitations	(334)	(215)	(688)
Balance at December 31	$3,080	$6,356	$7,934

The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is approximately $3.1 million. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease no more than $1.4 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2017, 2016 and 2015, the Company had approximately $1.6 million, $1.5 million and $1.1 million, respectively, accrued for the payment of interest and penalties, of which approximately $0.1 million, $0.4 million and $0.4 million was recognized in income tax expense in the years ended December 31, 2017, 2016 and 2015, respectively.

The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions the Company files in, with the years still subject to income tax examinations, are listed below:

Tax Years
Major Tax	Subject to
Jurisdiction	Examination
United States — Federal	2014-2017
United States — State	2009-2017
France	2015-2017
Germany	2015-2017
Italy	2013-2017
China	2008-2017

NOTE 6 DEBT

The Company maintains certain short-term notes payable, including a revolving credit facility.  These short-term notes payable are reported as notes payable in the current liabilities section of the Consolidated Balance Sheets. Average borrowings under these short-term notes payable were $64.5 million and $90.9 million for 2017 and 2016, respectively.  The average annual interest rate on short‑term notes payable was approximately 1.9% for 2017 and 2.2% for 2016. The lower average annual interest rate in 2017 is due to the extinguishment of higher interest rate debt.  Our credit facility has a lower interest rate than our short-term borrowings in other countries. There are no compensating balance requirements associated with short‑term borrowings.  Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio.  The outstanding balance under the credit facility was $0 and $166.0 million at December 31, 2017 and 2016, respectively.  We incurred approximately $1.5 million and $2.0 million in interest and fees related to this credit facility during 2017 and 2016, respectively.

The Company also maintains long-term notes obligations, including private placement facilities.  During the third quarter of 2017, the Company entered into the borrowing arrangements summarized below through our wholly owned UK subsidiary to better balance our capital structure.

48/ATR	2017 Form 10-K

Debt Type	Amount	Term/Maturity	Interest Rate
Bank term loan	$280,000	5 year amortizing/July 2022	2.62% floating swapped to 1.36% fixed
Bank revolver	€150,000	5 year/July 2022	1.10% floating
Private placement	€100,000	6 year/July 2023	0.98% fixed
Private placement	€200,000	7 year/July 2024	1.17% fixed

Our repatriation of foreign earnings to the U.S. in the third quarter of 2017 also enabled us to prepay two of our higher interest private placement facilities during the fourth quarter of 2017: the $75 million senior unsecured note due in 2018 and the $84 million senior unsecured note due in 2020.

At December 31, 2017, the Company’s long‑term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 18.00%, due in monthly and annual installments through 2025	$15,349	$—	$15,349
Senior unsecured notes 3.2%, due in 2022	75,000	113	74,887
Senior unsecured debts 2.6% floating, equal annual installments through 2022	280,000	692	279,308
Senior unsecured notes 3.5%, due in 2023	125,000	217	124,783
Senior unsecured notes 1.0%, due in 2023	120,095	526	119,569
Senior unsecured notes 3.4%, due in 2024	50,000	89	49,911
Senior unsecured notes 3.5%, due in 2024	100,000	217	99,783
Senior unsecured notes 1.2%, due in 2024	240,190	1,066	239,124
Senior unsecured notes 3.6%, due in 2025	125,000	238	124,762
Senior unsecured notes 3.6%, due in 2026	125,000	238	124,762
Capital lease obligations	741	—	741
	$1,256,375	$3,396	$1,252,979
Current maturities of long-term obligations	(61,833)		(61,833)
Total long-term obligations	$1,194,542	$3,396	$1,191,146

At December 31, 2016, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 16.00%, due in monthly and annual installments through 2025	$18,246	$—	$18,246
Senior unsecured notes 6.0%, due in 2018	75,000	37	74,963
Senior unsecured notes 3.8%, due in 2020	84,000	119	83,881
Senior unsecured notes 3.2%, due in 2022	75,000	138	74,862
Senior unsecured notes 3.5%, due in 2023	125,000	256	124,744
Senior unsecured notes 3.4%, due in 2024	50,000	104	49,896
Senior unsecured notes 3.5%, due in 2024	100,000	256	99,744
Senior unsecured notes 3.6%, due in 2025	125,000	269	124,731
Senior unsecured notes 3.6%, due in 2026	125,000	269	124,731
Capital lease obligations	1,542	—	1,542
	$778,788	$1,448	$777,340
Current maturities of long-term obligations	(4,603)	—	(4,603)
Total long-term obligations	$774,185	$1,448	$772,737

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2017
Consolidated Leverage Ratio (a)	Maximum of 3.50 to 1.00	1.21 to 1.00
Consolidated Interest Coverage Ratio (a)	Minimum of 3.00 to 1.00	11.77 to 1.00

(a)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

49/ATR	2017 Form 10-K

The aggregate long‑term maturities, excluding capital lease obligations, which is discussed in Note 7, due annually for the five years are $61,227, $59,663, $57,941, $57,943, $132,944 and $885,916 thereafter.

NOTE 7 LEASE COMMITMENTS

The Company leases certain warehouse, plant, and office facilities as well as certain equipment under noncancelable operating and capital leases expiring at various dates through the year 2027. Most of the operating leases contain renewal options and certain leases include options to purchase during or at the end of the lease term.

Amortization expense related to capital leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and Selling Research & Development and Administrative expenses (“SG&A”). Rent expense under operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $30,274, $27,360 and $26,583 in 2017, 2016 and 2015, respectively.

Assets recorded under capital leases consist of:

	2017	2016
Buildings	$2,415	$2,119
Machinery and equipment	2,265	2,527
	$4,680	$4,646
Accumulated depreciation	(2,357)	(2,102)
	$2,323	$2,544

Future minimum payments, by year and in the aggregate, under the capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2017:

	Capital	Operating
	Leases	Leases
2018	$678	$21,467
2019	138	16,751
2020	30	10,211
2021	—	7,479
2022	—	6,470
Subsequent to 2022	—	13,213
Total minimum lease payments	846	$75,591
Amounts representing interest	(105)
Present value of future minimum lease payments	741
Lease amount due in one year	(606)
Total	$135

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

50/ATR	2017 Form 10-K

The following table presents the changes in the benefit obligations and plan assets for the most recent two years for the Company’s domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$175,879	$160,995	$93,178	$84,807
Service cost	9,706	9,041	5,526	4,556
Interest cost	7,010	6,776	1,747	1,892
Prior service cost	—	—	1,419	655
Actuarial loss (gain)	21,085	4,278	(2,653)	6,663
Benefits paid	(15,230)	(5,211)	(3,489)	(2,244)
Foreign currency translation adjustment	—	—	13,302	(3,151)
Benefit obligation at end of year	$198,450	$175,879	$109,030	$93,178

	Domestic Plans		Foreign Plans
	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$126,246	$112,934	$61,912	$58,517
Actual return on plan assets	18,372	8,414	2,472	2,168
Employer contribution	40,212	10,109	3,824	5,209
Benefits paid	(15,230)	(5,211)	(3,489)	(2,244)
Foreign currency translation adjustment	—	—	8,665	(1,738)
Fair value of plan assets at end of year	$169,600	$126,246	$73,384	$61,912
Funded status at end of year	$(28,850)	$(49,633)	$(35,646)	$(31,266)

The following table presents the funded status amounts recognized in the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016.

	Domestic Plans		Foreign Plans
	2017	2016	2017	2016
Non-current assets	$—	$—	$297	$170
Current liabilities	(423)	(302)	(9)	—
Non-current liabilities	(28,427)	(49,331)	(35,934)	(31,436)
	$(28,850)	$(49,633)	$(35,646)	$(31,266)

The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2017 and 2016.

	Domestic Plans		Foreign Plans
	2017	2016	2017	2016
Net actuarial loss	$58,260	$48,872	$33,703	$38,550
Net prior service cost	—	—	5,341	4,342
Tax effects	(20,057)	(18,327)	(12,651)	(13,661)
	$38,203	$30,545	$26,393	$29,231

51/ATR	2017 Form 10-K

Changes in benefit obligations and plan assets recognized in other comprehensive income in 2017, 2016 and 2015 are as follows:

	Domestic Plans
	2017	2016	2015
Current year actuarial (loss) gain	$(12,593)	$(4,335)	$11,048
Amortization of net loss	3,205	3,283	5,404
	$(9,388)	$(1,052)	$16,452

	Foreign Plans
	2017	2016	2015
Current year actuarial (loss) gain	$2,952	$(6,251)	$568
Current year prior service cost	(1,399)	(656)	(821)
Amortization of net loss	1,895	1,540	1,812
Amortization of prior service cost	400	350	256
	$3,848	$(5,017)	$1,815

The following table presents the amounts in accumulated other comprehensive loss as of December 31, 2017 expected to be recognized as components of periodic benefit cost in 2018.

	Domestic Plans	Foreign Plans
Amortization of net loss	$4,657	$1,744
Amortization of prior service cost	—	504
	$4,657	$2,248

Components of net periodic benefit cost:

	Domestic Plans
	2017	2016	2015
Service cost	$9,706	$9,041	$10,016
Interest cost	7,010	6,776	6,355
Expected return on plan assets	(9,880)	(8,471)	(7,590)
Amortization of net loss	3,205	3,283	5,404
Net periodic benefit cost	$10,041	$10,629	$14,185

	Foreign Plans
	2017	2016	2015
Service cost	$5,526	$4,556	$4,570
Interest cost	1,747	1,892	1,654
Expected return on plan assets	(2,409)	(2,181)	(1,792)
Amortization of net loss	1,895	1,540	1,676
Amortization of prior service cost	400	350	256
Net periodic benefit cost	$7,159	$6,157	$6,364
Settlement	—	—	136
Total Net periodic benefit cost	$7,159	$6,157	$6,500

The accumulated benefit obligation (“ABO”) for the Company’s domestic defined benefit pension plans was $178.9 million and $159.4 million at December 31, 2017 and 2016, respectively. The ABO for the Company’s foreign defined benefit pension plans was $84.7 million and $71.6 million at December 31, 2017 and 2016, respectively.

The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2017 and 2016.

	Domestic Plans		Foreign Plans
	2017	2016	2017	2016
Projected benefit obligation	$11,478	$175,879	$89,618	$84,517
Accumulated benefit obligation	9,291	159,398	65,524	62,913
Fair value of plan assets	—	126,246	54,052	53,082

52/ATR	2017 Form 10-K

The following table provides the PBO, ABO, and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2017 and 2016.

	Domestic Plans		Foreign Plans
	2017	2016	2017	2016
Projected benefit obligation	$198,450	$175,879	$84,799	$84,517
Accumulated benefit obligation	178,878	159,398	59,383	62,913
Fair value of plan assets	169,600	126,246	49,233	53,082

Assumptions:

	Domestic Plans			Foreign Plans
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.55%	4.05%	4.24%	1.62%	1.65%	2.10%
Rate of compensation increase	4.00%	4.00%	4.00%	3.02%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.05%	4.24%	3.83%	1.65%	2.10%	1.90%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.66%	3.66%	3.54%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.00%	3.00%

The Company develops the expected long‑term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long‑term inflation assumptions.

In order to determine the 2018 net periodic benefit cost, the Company expects to use the December 31, 2017 discount rates, December 31, 2017 rates of compensation increase assumptions and the same assumed long‑term returns on domestic and foreign plan assets used for the 2017 net periodic benefit cost.

The Company’s domestic and foreign pension plan weighted‑average asset allocations at December 31, 2017 and 2016 by asset category are as follows:

Plan Assets:

	Domestic Plans Assets		Foreign Plans Assets
	at December 31,		at December 31,
	2017	2016	2017	2016
Equity securities	42%	48%	4%	4%
Fixed income securities	25%	28%	1%	1%
Corporate debt securities	—	—	3%	3%
Infrastructure	6%	7%	—	—
Hedge funds	9%	11%	—	—
Money market	13%	1%	1%	3%
Investment Funds	—	—	91%	89%
Real estate	5%	5%	—	—
Total	100%	100%	100%	100%

The Company’s investment strategy for its domestic and foreign pension plans is to maximize the long‑term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2018 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2018 is 100% investment funds.

53/ATR	2017 Form 10-K

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement				Foreign Fair Value Measurement
	at December 31, 2017				at December 31, 2017
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$21,644	$21,644	$—	$—	$432	$432	$—	$—
USD	—	21,644	—	—	—	—	—	—
EUR	—	—	—	—	—	432	—	—
Equity Securities (a)	$63,799	$63,799	—	—	$3,111	$3,111	—	—
U.S. Large Cap Equities	—	37,456	—	—	—	—	—	—
U.S. Small Cap Equities	—	7,569	—	—	—	—	—	—
International Equities	—	18,774	—	—	—	3,111	—	—
Fixed Income (a&b)	$27,904	$27,904	—	—	$779	$779	—	—
Corporate debts securities	—	—	—	—	$2,256	$2,256	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	2,256	—	—
Investment Funds	—	—	—	—	$66,807	$24,810	$41,997	—
Mutual Funds in Equities (a)	—	—	—	—	—	4,356	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	19,639	—	—
Mutual Funds Diversified (a&b)	—	—	—	—	—	815	41,997	—
Total Investments in Fair Value Hierarchy	$113,347	$113,347	$—	$—	$73,384	$31,387	$41,997	$—
Investments at Net Asset Value per Share	56,253	—	—	—	—	—	—	—
Total Investments	$169,600	$113,347	$—	$—	$73,384	$31,387	$41,997	$—

54/ATR	2017 Form 10-K

	Domestic Fair Value Measurement				Foreign Fair Value Measurement
	at December 31, 2016				at December 31, 2016
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$821	$821	$—	$—	$1,585	$1,585	$—	$—
USD	—	821	—	—	—	—	—	—
EUR	—	—	—	—	—	1,585	—	—
Equity Securities (a)	$54,013	$54,013	—	—	$2,539	$2,539	—	—
U.S. Large Cap Equities	—	32,672	—	—	—	—	—	—
U.S. Small Cap Equities	—	5,929	—	—	—	—	—	—
International Equities	—	15,412	—	—	—	2,539	—	—
Fixed Income (a&b)	$22,944	$22,944	—	—	$680	$680	—	—
Corporate debts securities	—	—	—	—	$1,725	$1,725	—	—
Euro Corporate Bonds (a)	—	—	—	—	—	1,725	—	—
Investment Funds	—	—	—	—	$55,383	$21,082	$34,301	—
Mutual Funds in Equities (a)	—	—	—	—	—	3,393	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	17,027	—	—
Mutual Funds Diversified (a&b)	—	—	—	—	—	662	34,301	—
Total Investments in Fair Value Hierarchy	$77,778	$77,778	$—	$—	$61,912	$27,611	$34,301	$—
Investments at Net Asset Value per Share	48,468	—	—	—	—	—	—	—
Total Investments	$126,246	$77,778	$—	$—	$61,912	$27,611	$34,301	$—

(a)	Based on third party quotation from financial institution.
(b)	Based on observable market transactions.

CONTRIBUTIONS

Annual cash contributions to fund pension costs accrued under the Company’s domestic plans are generally at least equal to the minimum funding amounts required by ERISA. The Company contributed $40.2 million to its domestic defined benefit plans in 2017 and although the Company has no minimum funding requirement, we plan to contribute approximately $0.4 million to pay our ongoing SERP annuity contracts in 2018. Contributions to fund pension costs accrued under the Company’s foreign plans are made in accordance with local laws or at the Company’s discretion. The Company contributed approximately $3.8 million to its foreign defined benefit plan in 2017 and expects to contribute approximately $3.1 million in 2018.

ESTIMATED FUTURE BENEFIT PAYMENTS

As of December 31, 2017, the Company expects the plans to make the following estimated benefit payments relating to its defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2018	$9,960	$2,194
2019	9,922	3,344
2020	10,471	3,510
2021	11,037	3,455
2022	11,634	3,638
2023 - 2027	67,818	30,389

55/ATR	2017 Form 10-K

OTHER PLANS

The Company has a non‑qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from the Company’s principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $11.5 million and $9.6 million at December 31, 2017 and 2016, respectively. This amount is included in the liability for domestic plans shown above.

The Company has a defined contribution 401(k) employee savings plan available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2017, 2016 and 2015, total contributions made by the Company to these plans were approximately $3.3 million, $3.1 million and $3.0 million, respectively.

The Company has several foreign defined contribution plans, which require the Company to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2017, 2016 and 2015, total contributions made by the Company to these plans were approximately $2.2 million, $1.9 million and $2.1 million, respectively.

The Company has no additional postretirement or postemployment benefit plans.

NOTE 9 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Changes in Accumulated Other Comprehensive Income/(Loss) by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2014	$(42,851)	$(67,097)	$(97)	$(110,045)
Other comprehensive loss before reclassifications	(163,874)	6,715	—	(157,159)
Amounts reclassified from accumulated other comprehensive income	—	4,832	25	4,857
Net current-period other comprehensive income	(163,874)	11,547	25	(152,302)
Balance - December 31, 2015	$(206,725)	$(55,550)	$(72)	$(262,347)
Other comprehensive income before reclassifications	(52,795)	(7,617)	—	(60,412)
Amounts reclassified from accumulated other comprehensive income	(368)	3,392	26	3,050
Net current-period other comprehensive income	(53,163)	(4,225)	26	(57,362)
Balance - December 31, 2016	$(259,888)	$(59,775)	$(46)	$(319,709)
Other comprehensive income before reclassifications	74,385	(8,944)	(11,806)	53,635
Amounts reclassified from accumulated other comprehensive income	—	4,124	8,648	12,772
Net current-period other comprehensive income	74,385	(4,820)	(3,158)	66,407
Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)

56/ATR	2017 Form 10-K

Reclassifications Out of Accumulated Other Comprehensive Income/(Loss):

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other			Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income			Where Net Income is Presented
Year Ended December 31,	2017	2016	2015

Defined Benefit Pension Plans
Amortization of net loss	$5,100	$4,823	$7,216	(a)
Amortization of prior service cost	400	350	256	(a)
	5,500	5,173	7,472	Total before tax
	(1,376)	(1,781)	(2,640)	Tax benefit
	$4,124	$3,392	$4,832	Net of tax
Foreign Currency
Foreign currency gain	$—	$(368)	$—	Miscellaneous, net
	—	(368)	—	Total before tax
	—	—	—	Tax benefit
	$—	$(368)	$—	Net of tax
Derivatives
Changes in treasury locks	$42	$40	$39	Interest Expense
Changes in cross currency swap: interest component	(1,526)	—	—	Interest Expense
Changes in cross currency swap: foreign exchange component	11,911	—	—	Miscellaneous, net
	10,427	40	39	Total before tax
	(1,779)	(14)	(14)	Tax benefit
	$8,648	$26	$25	Net of tax
Total reclassifications for the period	$12,772	$3,050	$4,857

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

For derivative instruments designated as hedges, the Company formally documents the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness at inception. Quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Additionally, in order to designate any derivative instrument as a hedge of an anticipated transaction, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur. All derivative financial instruments used as hedges are recorded at fair value in the Consolidated Balance Sheets (See Note 11 Fair Value).

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

57/ATR	2017 Form 10-K

As disclosed in Note 6 Debt, our wholly owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a Euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. Related to this hedge, approximately $3.2 million of net after-tax loss is included in accumulated other comprehensive earnings at December 31, 2017. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at December 31, 2017 is $3.1 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of December 31, 2017, the fair value of the cross currency swap was a $16.3 million liability. The swap contract expires on July 20, 2022.

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

OTHER

As of December 31, 2017, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.6 million in prepayments, and $1.6 million in accounts payable in the balance sheet.  All forward exchange contracts outstanding as of December 31, 2017 had an aggregate notional contract amount of $110.7 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of

December 31, 2017 and December 31, 2016

		December 31, 2017		December 31, 2016
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments

Derivative Assets
Foreign Exchange Contracts	Prepayments and other	$—	$663	$—	$1,612
		$—	$663	$—	$1,612

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$1,604	$—	$2,881
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	16,309	—	—	—
		$16,309	$1,604	$—	$2,881

(1)	This cross currency swap contract is composed of both an interest component and a foreign exchange component.

58/ATR	2017 Form 10-K

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the

Fiscal Years Ended December 31, 2017 and December 31, 2016

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2017	2016		2017	2016
Cross currency swap contract:
Interest component	$(2,313)	$—	Interest expense	$1,526	$—	$(40,597)
Foreign exchange component	(11,911)	—	Miscellaneous, net	(11,911)	—	8,662
	$(14,224)	$—		$(10,385)	$—	$(31,935)

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income for the Fiscal Years Ended December 31, 2017 and December 31, 2016

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2017	2016
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(65,587)	$(2,560)
		$(65,587)	$(2,560)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
December 31, 2017
Derivative Assets	$663	—	$663	—	—	$663
Total Assets	$663	—	$663	—	—	$663

Derivative Liabilities	$17,913	—	$17,913	—	—	$17,913
Total Liabilities	$17,913	—	$17,913	—	—	$17,913

December 31, 2016
Derivative Assets	$1,612	—	$1,612	—	—	$1,612
Total Assets	$1,612	—	$1,612	—	—	$1,612

Derivative Liabilities	$2,881	—	$2,881	—	—	$2,881
Total Liabilities	$2,881	—	$2,881	—	—	$2,881

As part of our repatriation activities, during the second quarter of 2017 we had a €700 million intercompany receivable balance on a U.S. Dollar functional subsidiary. In order to minimize the foreign currency risk, the Company executed foreign currency forward contracts to sell Euros and receive U.S. Dollars. These foreign currency forward contracts matured on July 27, 2017, which coincided with the date of the planned repatriation and resulted in the Company delivering €700 million in cash and receiving approximately $751 million in cash. At maturity, the foreign exchange transaction loss on the forward contract amounted to $66.2 million. This impact was offset by the revaluation of the €700 million intercompany accounts receivable balance that had $69.5 million gain during the same period. Therefore, the forward points on these forward contracts had a $3.3 million favorable impact on other (expense) income miscellaneous, net for 2017.

59/ATR	2017 Form 10-K

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2017, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$663	$—	$663	$—
Total assets at fair value	$663	$—	$663	$—
Liabilities
Foreign exchange contracts (1)	$1,604	$—	$1,604	$—
Cross currency swap contract (1)	16,309	—	16,309	—
Total liabilities at fair value	$17,913	$—	$17,913	$—

As of December 31, 2016, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$1,612	$—	$1,612	$—
Total assets at fair value	$1,612	$—	$1,612	$—
Liabilities
Foreign exchange contracts (1)	$2,881	$—	$2,881	$—
Total liabilities at fair value	$2,881	$—	$2,881	$—

(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long‑term obligations approximate fair value due to the short‑term maturity of the instrument. The Company considers its long‑term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long‑term obligations was $1.1 billion as of December 31, 2017 and $739 million as of December 31, 2016.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2017.

60/ATR	2017 Form 10-K

An environmental investigation, undertaken to assess areas of possible contamination, was completed at the Company’s facility in Jundiaí, São Paulo, Brazil.  The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, the Company reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB.  The Company is currently assessing the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for further investigation and possible remediation, which are based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and preliminary nature of our discussions with CETESB.  We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required.  We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.  We accrued $1.5 million (operating expense) in the first quarter of 2017 relating to this contingency.  The amount is periodically reviewed, and adjusted as necessary, as the matter continues to evolve.  Based on the current status of the investigation, no adjustment to the accrual was necessary for the year ended December 31, 2017.

NOTE 13 STOCK REPURCHASE PROGRAM

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaced previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

In 2017 and 2016, the Company repurchased approximately 1.9 million and 1.7 million shares of its outstanding common stock at a total cost of $161.5 million and $131.4 million, respectively.  As of December 31, 2017, there was $141.9 million of authorized share repurchases available to the Company.

NOTE 14 CAPITAL STOCK

We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares		Treasury Shares
	2017	2016	2017	2016
Balance at the beginning of the year	66,012,843	66,685,378	3,865,863	4,168,489
Employee option exercises	1,173,936	1,001,748	(394,991)	(302,626)
Director option exercises	—	22,167	—	—
Restricted stock vestings	67,708	30,228	—	—
Common stock repurchases	—	—	1,411,017	—
Common stock repurchased and retired	(511,997)	(1,726,678)	—	—
Balance at the end of the year	66,742,490	66,012,843	4,881,889	3,865,863

The cash dividends paid on the common stock for the years ended December 31, 2017, 2016 and 2015 aggregated $79.9 million, $76.7 million and $71.2 million, respectively.

NOTE 15 STOCK‑BASED COMPENSATION

The Company issues stock options and restricted stock units (“RSUs”) to employees under Stock Awards Plans approved by stockholders.  RSUs are issued to non-employee directors under a Director Restricted Stock Unit Plan and the 2016 Equity Incentive Plan, and stock options were formerly issued to non-employee directors under a Director Stock Option Plan.  Options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.  RSUs granted to employees generally vest over three years.  Director RSUs generally vest over one year.

61/ATR	2017 Form 10-K

Compensation expense recorded attributable to stock options for the year ended December 31, 2017 was approximately $15.2 million ($10.5 million after tax). The income tax benefit related to this compensation expense was approximately $4.7 million. Approximately $13.2 million of the compensation expense was recorded in SG&A expenses and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2016 was approximately $16.9 million ($11.3 million after tax). The income tax benefit related to this compensation expense was approximately $5.6 million. Approximately $15.0 million of the compensation expense was recorded in SG&A and the balance was recorded in cost of sales. Compensation expense recorded attributable to stock options for the year ended December 31, 2015 was approximately $17.9 million ($11.6 million after tax). The income tax benefit related to this compensation expense was approximately $6.3 million. Approximately $15.7 million of the compensation expense was recorded in SG&A expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility. The weighted‑average fair value of stock options granted under the Stock Awards Plans was $11.86, $10.59 and $12.83 per share in 2017, 2016 and 2015, respectively. These values were estimated on the respective dates of grant using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

Stock Awards Plans:
Years Ended December 31,	2017	2016	2015

Dividend Yield	1.7%	1.8%	1.7%
Expected Stock Price Volatility	15.8%	16.9%	21.9%
Risk-free Interest Rate	2.2%	1.6%	1.6%
Expected Life of Option (years)	6.7	6.7	6.9

A summary of option activity under the Company’s stock option plans as of December 31, 2017, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2017	8,070,444	$56.36	281,334	$56.45
Granted	1,622,082	74.90	—	—
Exercised	(1,501,210)	46.65	(66,367)	53.23
Forfeited or expired	(131,997)	70.70	—	—
Outstanding at December 31, 2017	8,059,319	$61.67	214,967	$57.44
Exercisable at December 31, 2017	5,151,257	$55.72	214,967	$57.44
Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2017	6.1		5.0
Exercisable at December 31, 2017	4.8		5.0
Aggregate Intrinsic Value:
Outstanding at December 31, 2017	$198,358		$6,199
Exercisable at December 31, 2017	$157,436		$6,199
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2017	$51,140		$1,995
December 31, 2016	$44,972		$548
December 31, 2015	$43,041		$1,478

The grant date fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $16.9 million, $17.2 million and $16.1 million, respectively. Cash received from option exercises was approximately $73.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $15.8 million in the year ended December 31, 2017. As of December 31, 2017, the remaining valuation of stock option awards to be expensed in future periods was $13.6 million and the related weighted‑average period over which it is expected to be recognized is 1.8 years.

62/ATR	2017 Form 10-K

The fair value of RSU grants is the market price of the underlying shares on the grant date. A summary of restricted stock unit activity as of December 31, 2017, and changes during the period then ended is presented below:

			Director Restricted
	Stock Awards Plans		Stock Unit Plan
		Weighted Average		Weighted Average
	RSUs	Grant-Date Fair Value	RSUs	Grant-Date Fair Value
Nonvested at January 1, 2017	72,127	$69.31	15,745	$75.56
Granted	89,110	74.43	14,793	80.45
Vested	(51,963)	68.52	(15,745)	75.56
Nonvested at December 31, 2017	109,274	$73.86	14,793	$80.45

Compensation expense recorded attributable to restricted stock unit grants for the years ended December 31, 2017, 2016 and 2015 was approximately $3.7 million, $3.0 million and $2.7 million, respectively. The actual tax benefit realized for the tax deduction from RSUs was approximately $1.6 million for the year ended December 31, 2017.  The fair value of units vested during the years ended December 31, 2017, 2016 and 2015 was $4.7 million, $1.9 million and $757 thousand, respectively. The intrinsic value of units vested for the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $2.3 million and $877 thousand, respectively. As of December 31, 2017, there was $5.0 million of total unrecognized compensation cost relating to restricted stock unit awards which is expected to be recognized over a weighted average period of 1.9 years.

During the first quarter of 2014, the Company approved a new long-term incentive program for certain employees.  Each award is based on the cumulative total stockholder return of our common stock during a three year performance period.  Total expense related to this program is expected to be approximately $3.4 million over the performance period.  For the years ended December 31, 2017, 2016 and 2015, we recognized expense of $1.5 million, income of $1.0 million and expense of $1.2 million, respectively.

NOTE 16 EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock based compensation awards. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2017, 2016 and 2015 are as follows:

63/ATR	2017 Form 10-K

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Year Ended December 31, 2017
Basic EPS
Income available to common stockholders	$220,030	62,435	$3.52
Effect of Dilutive Securities
Stock options		2,106
Restricted stock		55
Diluted EPS
Income available to common stockholders	$220,030	64,596	$3.41
For the Year Ended December 31, 2016
Basic EPS
Income available to common stockholders	$205,590	62,804	$3.27
Effect of Dilutive Securities
Stock options		1,988
Restricted stock		57
Diluted EPS
Income available to common stockholders	$205,590	64,849	$3.17
For the Year Ended December 31, 2015
Basic EPS
Income available to common stockholders	$199,348	62,585	$3.19
Effect of Dilutive Securities
Stock options		1,864
Restricted stock		43
Diluted EPS
Income available to common stockholders	$199,348	64,492	$3.09

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

64/ATR	2017 Form 10-K

Financial information regarding the Company’s reporting segments is shown below:

Years Ended December 31,	2017	2016	2015
Total Sales:
Beauty + Home	$1,333,048	$1,278,151	$1,291,545
Pharma	805,913	741,473	712,220
Food + Beverage	352,483	330,231	335,365
Total Sales	$2,491,444	$2,349,855	$2,339,130
Less: Intersegment Sales:
Beauty + Home	$19,262	$17,065	$18,599
Pharma	33	—	—
Food + Beverage	2,866	1,856	3,382
Total Intersegment Sales	$22,161	$18,921	$21,981
Net Sales:
Beauty + Home	$1,313,786	$1,261,086	$1,272,946
Pharma	805,880	741,473	712,220
Food + Beverage	349,617	328,375	331,983
Net Sales	$2,469,283	$2,330,934	$2,317,149
Segment Income:
Beauty + Home	$93,805	$100,569	$98,707
Pharma	234,790	219,039	210,509
Food + Beverage	38,183	37,697	42,731
Restructuring Initiatives (2)	(2,208)	—	—
Corporate & Other	(34,618)	(44,214)	(28,357)
Interest Expense	(40,597)	(35,237)	(34,615)
Interest Income	5,470	2,643	5,596
Income before Income Taxes	$294,825	$280,497	$294,571
Depreciation and Amortization:
Beauty + Home	$79,422	$84,273	$75,289
Pharma	41,143	39,776	36,008
Food + Beverage	24,720	23,891	21,347
Corporate & Other	7,809	6,862	6,249
Depreciation and Amortization	$153,094	$154,802	$138,893
Capital Expenditures:
Beauty + Home	$76,425	$75,165	$61,156
Pharma	33,005	58,970	48,133
Food + Beverage	38,730	21,533	25,337
Corporate & Other	18,924	17,490	23,149
Transfer of Corporate Technology Expenditures (1)	(10,460)	(44,172)	(8,452)
Capital Expenditures	$156,624	$128,986	$149,323
Total Assets:
Beauty + Home	$1,358,283	$1,270,858	$1,086,482
Pharma	881,443	831,569	591,500
Food + Beverage	296,271	259,282	250,369
Corporate & Other	601,826	245,076	508,694
Total Assets	$3,137,823	$2,606,785	$2,437,045

(1)

The transfer of corporate technology expenditures represents amounts of projects managed by corporate for the benefit of specific entities within each segment. Once the projects are complete, all related costs are allocated from corporate to and paid by the appropriate entity and the associated assets are then depreciated at the entity level.

(2)	Restructuring Initiatives includes the following income/(expense) items for the twelve months ended December 31, 2017 as follows:

Year Ended December 31,	2017
Business Transformation Plan
Employee Severance and Other Costs	2,208
Total Restructuring Initiatives	$2,208
Restructuring Initiatives by Segment
Beauty + Home	$529
Food + Beverage	1,679
Total Restructuring Initiatives	$2,208

65/ATR	2017 Form 10-K

GEOGRAPHIC INFORMATION

The following are net sales and long‑lived asset information by geographic area and product information for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net Sales to Unaffiliated Customers (1):
United States	$642,164	$619,814	$633,522
Europe:
France	744,856	695,727	712,470
Germany	416,802	386,553	326,782
Italy	131,523	126,890	125,511
Other Europe	132,992	120,228	122,546
Total Europe	1,426,173	1,329,398	1,287,309
Other Foreign Countries	400,946	381,722	396,318
Total	$2,469,283	$2,330,934	$2,317,149
Property, Plant and Equipment
United States	$182,434	$175,578	$175,367
Europe:
France	266,804	228,082	216,966
Germany	163,948	154,588	125,186
Italy	57,080	51,732	43,631
Other Europe	59,963	54,575	54,483
Total Europe	547,795	488,977	440,266
Other Foreign Countries	137,677	119,766	149,750
Total	$867,906	$784,321	$765,383
Product Net Sales Information:
Pumps	$1,123,184	$1,028,720	$991,583
Closures	547,204	525,421	558,212
Valves	326,819	288,563	306,367
Injectables	149,391	150,785	130,503
Other	322,685	337,445	330,484
Total	$2,469,283	$2,330,934	$2,317,149

(1)	Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.

No single customer represents 10% or more of the Company’s net sales in 2017, 2016 or 2015.

NOTE 18 INSURANCE SETTLEMENT RECEIVABLE

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

Losses related to the Annecy fire of $20.3 million and $10.7 million were incurred during 2017 and 2016, respectively. As of December 31, 2017, we have received insurance proceeds of $19.1 million. We have established an insurance receivable of $14.2 million for known losses for which insurance reimbursement was received in January 2018, which is included in Prepayments and Other in the Consolidated Balance Sheet. In many cases, our insurance coverage exceeds the amount of these incurred losses. Operating Income was negatively impacted by $5.6 million and $2.7 million during 2017 and 2016, respectively. During 2017, we also recognized $10.6 million of gain due to the insurance recovery on the involuntary conversion of fixed assets related to this fire, which is included in Other (Expense) Income on the Consolidated Statements of Income. These costs are included in the Beauty + Home segment.

66/ATR	2017 Form 10-K

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

For the year ended December 31, 2016, we recognized $5.6 million in transaction costs related to the acquisition of Mega Airless.  These costs are reflected in the SG&A section of the Consolidated Statements of Income.

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

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset
Customer relationships	11	$57,120
Technology	15	10,838
Trademark	4	4,148
Total		$72,106

67/ATR	2017 Form 10-K

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

In February 2017, the Company acquired a 20% minority interest in Kali Care for $5.0 million. Kali Care is a Silicon Valley-based technology company, which provides digital monitoring systems for ophthalmic medication. Kali Care’s sensing technology allows clinicians to collect real time compliance data and is a powerful tool for ophthalmologists in managing the care of their patients and represents an additional investment into connected devices for our Pharma applications.  This investment is being accounted for under the equity method of accounting from the date of acquisition.

NOTE 20 RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan will be the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  During 2017, we recognized approximately $2.2 million of restructuring costs related to this plan with approximately $0.5 million being reported within the Beauty + Home segment and $1.7 million being reported within the Food + Beverage segment.  Using current exchange rates, we estimate total implementation costs of approximately $90 million over the next three years. We also anticipate making capital investments related to the transformation plan of approximately $45 million of which the majority will be in 2018.

As of December 31, 2017 we have recorded the following activity associated with the transformation plan:

	Beginning	Net Charges			Ending
	Reserve at	for the Year			Reserve at
	12/31/16	Ended 12/31/17	Cash Paid	FX Impact	12/31/17
Employee severance	$—	$2,208	$—	$50	$2,258
Totals	$—	$2,208	$—	$50	$2,258

68/ATR	2017 Form 10-K

NOTE 21 QUARTERLY DATA (UNAUDITED)

Quarterly results of operations and per share information for the years ended December 31, 2017 and 2016 are as follows:

	Quarter				Total
	First	Second	Third	Fourth	for Year
Year Ended December 31, 2017:
Net sales	$601,316	$617,746	$624,326	$625,895	$2,469,283
Gross profit (1)	181,481	183,056	178,866	178,944	722,347
Net Income	51,805	65,189	53,529	49,506	220,029
Net Income Attributable to AptarGroup, Inc.	51,820	65,174	53,523	49,513	220,030
Per Common Share — 2017:
Net Income Attributable to AptarGroup, Inc.
Basic	$.83	$1.04	$.86	$.80	$3.52
Diluted	.81	1.01	.83	.77	3.41
Dividends declared	.32	.32	.32	.32	1.28
Stock price high (2)	77.87	87.94	90.79	89.68	90.79
Stock price low (2)	71.44	75.49	80.69	84.22	71.44
Average number of shares outstanding:
Basic	62,355	62,631	62,592	61,944	62,435
Diluted	64,234	64,828	64,821	64,528	64,596
Year Ended December 31, 2016:
Net sales	$582,338	$619,999	$589,729	$538,868	$2,330,934
Gross profit (1)	173,734	192,495	171,574	149,576	687,379
Net Income	43,866	59,051	53,100	49,587	205,604
Net Income Attributable to AptarGroup, Inc.	43,863	59,048	53,098	49,581	205,590
Per Common Share — 2016:
Net Income Attributable to AptarGroup, Inc.
Basic	$.70	$.94	$.84	$.79	$3.27
Diluted	.67	.91	.82	.77	3.17
Dividends declared	.30	.30	.30	.32	1.22
Stock price high (2)	79.04	80.36	81.50	78.10	81.50
Stock price low (2)	66.33	74.16	75.01	70.32	66.33
Average number of shares outstanding:
Basic	62,722	63,053	62,858	62,586	62,804
Diluted	65,063	64,785	64,690	64,220	64,849

(1)	Gross profit is defined as net sales less cost of sales and depreciation.
(2)	The stock price high and low amounts are based upon intra‑day New York Stock Exchange composite price history.

69/ATR	2017 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AptarGroup, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AptarGroup, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting”, under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2018

We have served as the Company’s auditor since 1992.

70/ATR	2017 Form 10-K

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 70.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors may be found under the caption “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2018 (the “2018 Proxy Statement”) and is incorporated herein by reference.

Information with respect to executive officers may be found under the caption “Executive Officers” in Part I of this report and is incorporated herein by reference.

Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance—Audit Committee” in the 2018 Proxy Statement and is incorporated herein by reference.

Information with respect to the Company’s Code of Business Conduct and Ethics may be found under the caption “Corporate Governance—Code of Business Conduct and Ethics” in the 2018 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investor Relations page of our website (www.aptar.com).

The information set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement is incorporated herein by reference.

71/ATR	2017 Form 10-K

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Management Development and Compensation Committee Report” in the 2018 Proxy Statement is incorporated herein by reference. The information included under the heading “Management Development and Compensation Committee Report” in the 2018 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance—Independence of Directors” in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Proposal [4]—Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2018” in the 2018 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(b)	Exhibits required by Item 601 of Regulation S‑K are incorporated by reference to the Exhibit Index on pages 73-77 of this report.

ITEM 16. FORM 10‑K SUMMARY

None.

72/ATR	2017 Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.4

Form of AptarGroup, Inc. 6.03% Series 2008‑A‑2 Senior Notes Due July 31, 2018, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2008 (File No. 1‑11846), is hereby incorporated by reference.

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

73/ATR	2017 Form 10-K

Exhibit Number	Description
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

4.20

Note Purchase and Guaranty Agreement, dated as of July 19, 2017, among AptarGroup UK Holdings, Limited and each of the purchasers listed in Purchasers Schedule thereto, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on July 25, 2017 (File No. 1‑11846), is hereby incorporated by reference.

4.21

Form of AptarGroup, Inc. 0.98% Series D Senior Notes due July 19, 2023 (included as a part of Exhibit 4.20), filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 25, 2017 (File No. 1‑11846), is hereby incorporated by reference.

4.22

Form of AptarGroup, Inc. 1.17% Series E Senior Notes due July 19, 2024 (included as a part of Exhibit 4.20), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on July 25, 2017 (File No. 1‑11846), is hereby incorporated by reference.

4.23

Third Amendment to the 2008 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.4 to the Company’s current report on Form 8-K filed on July 25, 2017 (File No. 1‑11846), is hereby incorporated by reference.

4.24

First Amendment to 2014 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on July 25, 2017 (File No. 1‑11846), is hereby incorporated by reference.

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

74/ATR	2017 Form 10-K

Exhibit Number	Description
10.10

Supplementary Pension Plan—France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10‑Q for the quarter ended March 31, 2004 (File No. 1‑11846), is hereby incorporated by reference.**

10.11

AptarGroup, Inc. Supplemental Retirement (amended and restated effective January 1, 2009), filed as Exhibit 10.1 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2008 (File No. 1‑11846), is hereby incorporated by reference.**

10.12

Indemnification Agreement dated January 1, 1996 of King Harris, filed as Exhibit 10.25 to the Company’s quarterly report on Form 10‑Q for the quarter ended March 31, 2001 (File No. 1‑11846), is hereby incorporated by reference.**

10.13

Employment Agreement effective January 1, 2012 of Stephen J. Hagge, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2012 (File No. 1‑11846), is hereby incorporated by reference.**

10.14

Letter Agreement, dated November 21, 2016, between AptarGroup, Inc. and Stephen Hagge, filed as Exhibit 10.2 to the Company’s current report on Form 8‑K filed on November 22, 2016 (File No. 1‑11846), is hereby incorporated by reference.**

10.15

Employment Agreement, dated November 21, 2016, between AptarGroup, Inc. and Stephan B. Tanda, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K filed on November 22, 2016 (File No. 1‑11846), is hereby incorporated by reference.**

10.16

Employment Agreement effective January 1, 2012 of Robert W. Kuhn, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2012 (File No. 1‑11846), is hereby incorporated by reference.**

10.17

Employment Agreement effective January 1, 2012 of Patrick F. Doherty, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2012 (File No. 1‑11846), is hereby incorporated by reference.**

10.18

Employment Agreement effective January 1, 2012 of Eldon W. Schaffer, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2012 (File No. 1‑11846), is hereby incorporated by reference.**

10.19

Employment Agreement dated March 30, 2011 and as amended February 10, 2016 of Gael Touya, filed as  Exhibit 10.17 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2015 (File No. 1‑11846), is hereby incorporated by reference.**

10.20

Employment Agreement effective October 1, 2010 of Ursula Saint Léger, filed as Exhibit 10.21 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2010 (File No. 1‑11846), is hereby incorporated by reference. **

10.21

Employment Agreement effective August 1, 2014 of Salim Haffar, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2014 (File No. 1‑11846), is hereby incorporated by reference. **

10.22	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to the Company’s current report on Form 8‑K filed on May 1, 2008 (File No. 1‑11846), is hereby incorporated by reference.**
10.23	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K filed on May 1, 2008 (File No. 1‑11846), is hereby incorporated by reference.**
10.24

Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2008 (File No. 1‑11846), is hereby incorporated by reference.**

10.25

Form of AptarGroup, Inc. Stock Option Agreement for Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2008 (File No. 1‑11846), is hereby incorporated by reference.**

10.26

Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2008 (File No. 1‑11846), and amended as of January 1, 2010.**

10.27

Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2011 (File No. 1‑11846), is hereby incorporated by reference.**

10.28

Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2011 (File No. 1‑11846), is hereby incorporated by reference filed as Exhibit 10.34 to the Company’s annual report on Form 10-K for the year ended December 31, 2009 (File No. 1‑11846).**

75/ATR	2017 Form 10-K

Exhibit Number	Description
10.29	AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K filed on May 10, 2011 (File No. 1‑11846), is hereby incorporated by reference.**
10.30	AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K filed on May 12, 2014 (File No. 1‑11846), is hereby incorporated by reference.**
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
10.33

AptarGroup, Inc. 2014 Long‑Term Incentive Program (as Amended and Restated) under the AptarGroup, Inc. Performance Incentive Plan, filed as Exhibit 10.28 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2013 (File No. 1‑11846), is hereby incorporated by reference.**

10.34

AptarGroup, Inc. 2014 Long‑Term Incentive Program (as Amended and Restated) under the AptarGroup, Inc. Performance Incentive Plan filed as Exhibit 10.31 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2014 (File No. 1‑11846), is hereby incorporated by reference.**

10.35

AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-8, Registration Number 333-203905, filed on May 6, 2015, is hereby incorporated by reference.**

10.36

Form of AptarGroup, Inc. 2015 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2015 (File No. 1‑11846), is hereby incorporated by reference.**

10.37	AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8‑K filed on May 9, 2016 (File No. 1‑11846), is hereby incorporated by reference.**
10.38

Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10‑Q for the quarter ended March 31, 2016 (File No. 1‑11846), is hereby incorporated by reference.**

10.39

Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10‑Q for the quarter ended March 31, 2016 (File No. 1‑11846), is hereby incorporated by reference.**

10.40

Form of AptarGroup, Inc. 2016 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10‑Q for the quarter ended March 31, 2016 (File No. 1‑11846), is hereby incorporated by reference.**

10.41

Credit Agreement, dated as of July 20, 2017 among AptarGroup, Inc., AptarGroup UK Holdings, Limited and the financial institutions party thereto as Lenders, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, BNP Paribas as documentation agent, and Wells Fargo Securities, LLC, HSBC Bank USA, N.A., J.P. Morgan Chase Bank N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint bookrunners, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 25, 2017 (File No. 1‑11846), is hereby incorporated by reference.

10.42	AptarGroup 2018 Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 08, 2018 (File No. 1‑11846), is hereby incorporated by reference.**
10.43*	AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form).**
10.44*	AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form).**
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

76/ATR	2017 Form 10-K

Exhibit Number	Description
101*

The following financial information from AptarGroup, Inc.’s annual report on Form 10‑K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, (2) the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015, (3) the consolidated balance sheets as of December 31, 2017 and 2016, (4) the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015, (5) the consolidated statements of changes in equity for the years ended December 31, 2017, 2016 and 2015 and (6) notes to the consolidated financial statements, tagged as blocks of text.

*Filed or furnished herewith.

**Management contract or compensatory plan or arrangement.

77/ATR	2017 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.

(Registrant)

Date: February 26, 2018	By	/s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President,
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ King Harris King Harris	Chairman of the Board and Director	February 26, 2018

/s/ Stephan B. Tanda Stephan B. Tanda	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018

/s/ Robert W. Kuhn Robert W. Kuhn	Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	February 26, 2018

/s/ Alain Chevassus Alain Chevassus	Director	February 26, 2018

/s/ George L. Fotiades George L. Fotiades	Director	February 26, 2018

/s/ Maritza Gomez Montiel Maritza Gomez Montiel	Director	February 26, 2018

/s/ Stephen J. Hagge Stephen J. Hagge	Director	February 26, 2018

/s/ Giovanna Kampouri-Monnas Giovanna Kampouri-Monnas	Director	February 26, 2018

/s/ Andreas Kramvis Andreas Kramvis	Director	February 26, 2018

/s/ Craig Owens Craig Owens	Director	February 26, 2018

/s/ Dr. Joanne C. Smith Dr. Joanne C. Smith	Director	February 26, 2018

/s/ Jesse Wu Jesse Wu	Director	February 26, 2018

/s/ Ralf Wunderlich Ralf Wunderlich	Director	February 26, 2018

78/ATR	2017 Form 10-K

AptarGroup, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2017, 2016 and 2015

Dollars in thousands

	Balance at	Charged to	Deductions	Balance
	Beginning	Costs and	from	at End of
	Of Period	Expenses	Reserve (a)	Period
2017
Allowance for doubtful accounts	$2,989	$235	$(63)	$3,161
Deferred tax valuation allowance	4,070	3,640	(2,296)	5,414

2016
Allowance for doubtful accounts	$2,710	$561	$(282)	$2,989
Deferred tax valuation allowance	6,125	535	(2,590)	4,070

2015
Allowance for doubtful accounts	$4,251	$(813)	$(728)	$2,710
Deferred tax valuation allowance	7,734	564	(2,173)	6,125

(a)	Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.

79/ATR	2017 Form 10-K