Form 10-Q
period 2018-03-31
APTARGROUP INC
filed 2018-05-03
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

DELAWARE	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)

265 EXCHANGE DRIVE, SUITE 100, CRYSTAL LAKE, ILLINOIS 60014

Formerly 475 West Terra Cotta Avenue, Suite E, Crystal Lake, Illinois 60014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2018
Common Stock, $.01 par value per share	62,386,933 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2018	2017

Net Sales	$703,350	$601,316
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	455,822	384,684
Selling, research & development and administrative	112,461	101,282
Depreciation and amortization	41,175	37,331
Restructuring initiatives	5,936	—
	615,394	523,297
Operating Income	87,956	78,019

Other (Expense) Income:
Interest expense	(8,055)	(8,262)
Interest income	2,248	330
Equity in results of affiliates	(65)	(48)
Miscellaneous, net	(867)	(559)
	(6,739)	(8,539)

Income before Income Taxes	81,217	69,480

Provision for Income Taxes	21,929	17,675

Net Income	$59,288	$51,805

Net Loss Attributable to Noncontrolling Interests	$12	$15

Net Income Attributable to AptarGroup, Inc.	$59,300	$51,820

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.95	$0.83
Diluted	$0.92	$0.81

Average Number of Shares Outstanding:
Basic	62,128	62,355
Diluted	64,414	64,234

Dividends per Common Share	$0.32	$0.32

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

Three Months Ended March 31,	2018	2017

Net Income	$59,288	$51,805
Other Comprehensive Income:
Foreign currency translation adjustments	22,935	23,186
Changes in treasury locks, net of tax	7	7
Loss on derivatives, net of tax	346	—
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	96	67
Amortization of net loss included in net income, net of tax	1,260	812
Total defined benefit pension plan, net of tax	1,356	879
Total other comprehensive income	24,644	24,072
Comprehensive Income	83,932	75,877
Comprehensive Loss Attributable to Noncontrolling Interests	1	13
Comprehensive Income Attributable to AptarGroup, Inc.	$83,933	$75,890

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and equivalents	$741,062	$712,640
Accounts and notes receivable, less allowance for doubtful accounts of $3,125 in 2018 and $3,161 in 2017	586,592	510,426
Inventories	347,791	337,216
Prepaid and other	117,678	109,791
	1,793,123	1,670,073
Property, Plant and Equipment:
Buildings and improvements	428,269	416,241
Machinery and equipment	2,304,892	2,237,655
	2,733,161	2,653,896
Less: Accumulated depreciation	(1,873,502)	(1,811,819)
	859,659	842,077
Land	24,892	25,829
	884,551	867,906
Other Assets:
Investments in affiliates	9,554	9,444
Goodwill	451,243	443,887
Intangible assets	94,745	95,460
Miscellaneous	50,478	51,053
	606,020	599,844
Total Assets	$3,283,694	$3,137,823

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	March 31,	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$8,839	$4,336
Current maturities of long-term obligations, net of unamortized debt issuance costs	61,505	61,833
Accounts payable and accrued liabilities	496,409	461,579
	566,753	527,748
Long-Term Obligations, net of unamortized debt issuance costs	1,199,975	1,191,146
Deferred Liabilities and Other:
Deferred income taxes	20,578	20,995
Retirement and deferred compensation plans	84,930	80,278
Deferred and other non-current liabilities	6,682	5,608
Commitments and contingencies	—	—
	112,190	106,881
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 67.1 and 66.7 million shares issued as of March 31, 2018 and December 31, 2017, respectively	671	667
Capital in excess of par value	638,223	609,471
Retained earnings	1,332,218	1,301,147
Accumulated other comprehensive (loss)	(228,669)	(253,302)
Less: Treasury stock at cost, 4.7 and 4.9 million shares as of March 31, 2018 and December 31, 2017, respectively	(337,976)	(346,245)
Total AptarGroup, Inc. Stockholders’ Equity	1,404,467	1,311,738
Noncontrolling interests in subsidiaries	309	310
Total Stockholders’ Equity	1,404,776	1,312,048
Total Liabilities and Stockholders’ Equity	$3,283,694	$3,137,823

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2016	$1,197,234	$(319,709)	$660	$(250,917)	$546,682	$292	$1,174,242
Net income	51,820	—	—	—	—	(15)	51,805
Foreign currency translation adjustments	—	23,184	—	—	—	2	23,186
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	879	—	—	—	—	879
Changes in treasury locks, net of tax	—	7	—	—	—	—	7
Stock awards and option exercises	—	—	4	7,538	18,912	—	26,454
Cash dividends declared on common stock	(19,937)	—	—	—	—	—	(19,937)
Common stock repurchased and retired	(14,080)	—	(2)	—	(1,937)	—	(16,019)
Balance - March 31, 2017	$1,215,037	$(295,639)	$662	$(243,379)	$563,657	$279	$1,240,617

Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048
Net income	59,300	—	—	—	—	(12)	59,288
Adoption of accounting standards	2,937	—	—	—	—	—	2,937
Foreign currency translation adjustments	—	22,924	—	—	—	11	22,935
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	1,356	—	—	—	—	1,356
Changes in treasury locks, net of tax	—	7	—	—	—	—	7
Changes in derivative gains/losses, net of tax	—	346	—	—	—	—	346
Stock awards and option exercises	—	—	5	12,174	30,212	—	42,391
Cash dividends declared on common stock	(19,830)	—	—	—	—	—	(19,830)
Treasury stock purchased	—	—	—	(3,905)	—	—	(3,905)
Common stock repurchased and retired	(11,336)	—	(1)	—	(1,460)	—	(12,797)
Balance - March 31, 2018	$1,332,218	$(228,669)	$671	$(337,976)	$638,223	$309	$1,404,776

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2018	2017

Cash Flows from Operating Activities:
Net income	$59,288	$51,805
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	38,357	34,902
Amortization	2,818	2,429
Stock-based compensation	7,511	7,748
Provision for doubtful accounts	94	147
Deferred income taxes	(2,733)	(2,492)
Defined benefit plan expense	4,872	4,239
Equity in results of affiliates	65	48
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(67,484)	(35,865)
Inventories	(18,575)	(7,913)
Prepaid and other current assets	129	(13,320)
Accounts payable and accrued liabilities	26,744	26,269
Income taxes payable	3,255	1,981
Retirement and deferred compensation plan liabilities	(5,381)	(24,069)
Other changes, net	2,059	(7,733)
Net Cash Provided by Operations	51,019	38,176
Cash Flows from Investing Activities:
Capital expenditures	(40,019)	(34,848)
Proceeds from sale of property and equipment	2,848	989
Insurance proceeds	10,631	—
Acquisition of intangible assets	(124)	—
Investment in unconsolidated affiliate	—	(5,000)
Notes receivable, net	208	445
Net Cash Used by Investing Activities	(26,456)	(38,414)
Cash Flows from Financing Activities:
Proceeds from notes payable	8,564	—
Repayments of notes payable	(3,956)	—
Proceeds and repayments of short term credit facility, net	—	(163,665)
Proceeds from long-term obligations	2,524	—
Repayments of long-term obligations	(3,855)	(2,268)
Dividends paid	(19,830)	(19,937)
Proceeds from stock option exercises	34,880	18,705
Purchase of treasury stock	(3,905)	—
Common stock repurchased and retired	(12,797)	(16,019)
Net Cash Provided (Used) by Financing Activities	1,625	(183,184)
Effect of Exchange Rate Changes on Cash	5,930	1,862
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	32,118	(181,560)
Cash and Equivalents and Restricted Cash at Beginning of Period	712,640	466,287
Cash and Equivalents and Restricted Cash at End of Period	$744,758	$284,727

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts recorded into escrow.  See details in Note 19 – Subsequent Events.

Three Months Ended March 31,	2018	2017

Cash and equivalents	$741,062	$284,727
Restricted cash included in prepaid and other	3,696	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$744,758	$284,727

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 but does not include all disclosures required by U.S. GAAP.  Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (ASUs) to the FASB’s Accounting Standards Codification.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  On January 1, 2018, we adopted this standard and all the related amendments (the “new revenue standard”) for all contracts.  This adoption was accounted for using the modified retrospective method.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 opening balance of retained earnings.  Comparative information for the prior period has not been restated and continues to be reported under the accounting standards in effect prior to January 1, 2018.

	Balance at		Balance at
	December 31, 2017	Adjustment	January 1, 2018
Consolidated Balance Sheets
Assets
Inventories	$337,216	$(14,637)	$322,579
Prepaid and other	109,791	13,984	123,775
Liabilities
Accounts payable and accrued liabilities	461,579	(5,706)	455,873
Deferred income taxes	20,995	1,292	22,287
Deferred and other non-current liabilities	5,608	824	6,432
Stockholders’ Equity
Retained earnings	1,301,147	2,937	1,304,084

A majority of our sales revenue continues to be recognized when products are shipped from our manufacturing facilities.  For certain custom product and tooling sales where revenue was previously recognized when the products were shipped, we now recognize revenue over the time required to manufacture the product or build the tool in accordance with the new revenue standard.  We also have certain extended warranty contracts, which under the new standard are considered a separate performance obligation and are required to be deferred and recognized into revenue over the life of the agreement.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statements of income and balance sheets is as follows:

	For the Three Months Ended March 31, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Statements of Income
Net Sales
Beauty + Home	$378,173	$376,868	$(1,305)
Pharma	230,127	230,462	335
Food + Beverage	95,050	95,100	50
Costs and Expenses
Cost of sales	455,822	454,900	(922)
Provision for income taxes	21,929	21,925	(4)
Net income	59,288	59,294	6

	March 31, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Balance Sheets
Assets
Accounts and notes receivable	$586,592	$600,576	$13,984
Inventories	347,791	348,713	922
Prepaid and other	117,678	104,193	(13,485)
Liabilities
Accounts payable and accrued liabilities	496,409	497,815	1,406
Deferred income taxes	20,578	20,574	(4)
Deferred and other non-current liabilities	6,682	6,695	13
Stockholders’ Equity
Retained earnings	1,332,218	1,332,224	6

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments within the statement of cash flows.  This guidance provides clarification for the following types of transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. However, early adoption was permitted and an entity that elects early adoption must adopt all of the amendments on a retrospective basis in the period of adoption. The Company adopted this standard in the fourth quarter of 2017.

In November 2016, the FASB issued guidance to address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows.  The amendments in this standard require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company has adopted the requirements of this standard during the first quarter of 2018 and appropriate disclosures are included on the statement of cash flows.

In March 2017, the FASB issued guidance to disaggregate the current service cost component from the other components of net periodic benefit costs.  The service cost component should be presented within compensation costs while the other components should be presented outside of income from operations. The guidance also clarifies that only the service cost component is eligible for capitalization.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company has adopted the requirements of this standard during the first quarter of 2018 and the prior periods were restated as follows:

	Original		Revised
	Balance	Adjustment	Balance
Revised Condensed Consolidated Statements of Income
Three Months Ended March 31, 2017
Cost of sales	$384,932	$(248)	$384,684
Selling, research & development and administrative	101,516	(234)	101,282
Total Operating Expenses	523,779	(482)	523,297
Operating Income	77,537	482	78,019
Miscellaneous, net	(77)	(482)	(559)
Total Other (Expense) Income	(8,057)	(482)	(8,539)
Income before Income Taxes	69,480	—	69,480

In May 2017, the FASB issued clarification on applying the standards for stock compensation accounting.  The new standard provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company has adopted the requirements of this standard during the first quarter of 2018.

In August 2017, the FASB issued new guidance to improve the accounting for hedging activities.  The guidance changes the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the guidance makes certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  However, early application is permitted in any interim period after the issuance of this guidance.  The Company adopted this standard in the third quarter of 2017.  See details in Note 9 – Derivative Instruments and Hedging Activities.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Condensed Consolidated Financial Statements.

RETIREMENT OF COMMON STOCK

During the first quarter of 2018, the Company repurchased 189 thousand shares of common stock, of which 144 thousand shares were immediately retired.  During the first quarter of 2017, the Company repurchased and immediately retired 210 thousand shares of common stock.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

INCOME TAXES

The Company computes taxes on income in accordance with the tax rules and regulations of the many taxing authorities where income is earned.  The income tax rates imposed by these taxing authorities may vary substantially.  Taxable income may differ from pre-tax income for financial accounting purposes.  To the extent that these differences create temporary differences between the tax basis of an asset or liability and our reported amount in the financial statements, an appropriate provision for deferred income taxes is made.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in the United States (“U.S.”) on December 22, 2017. The TCJA lowered the corporate tax rate from 35.0% to 21.0% and imposed a one-time transition tax on unremitted earnings as of the end of 2017, and featured many other tax law provisions.  New provisions for 2018 include, most notably, a tax on global intangible low-taxed income (“GILTI”) and the base erosion anti-abuse tax (“BEAT”).  The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the U.S. GAAP application of the TCJA.  SAB 118 provides us up to a year to finalize accounting for the impacts of the TCJA.

The Company estimated provisional tax amounts related to the transition tax and components of the revaluation of deferred tax assets and liabilities for the period ended December 31, 2017.  We recognized a net tax charge of approximately $24.7 million, comprised of a provisional charge of $31.6 million for the transition tax and a provisional benefit of $6.8 million related to the corporate rate change.  There have been no changes to those provisional amounts as of March 31, 2018.  The Company expects these amounts to be finalized in the second half of 2018 when the 2017 tax return is filed.  The Company has elected to account for the tax on GILTI as a period cost and not as a measure of deferred taxes in the current period.

All of the Company’s non-U.S. earnings are subject to U.S. taxation, either from the TCJA transition tax on accumulated non-U.S. earnings as of the end of 2017 or the GILTI provisions on non-U.S. earnings going forward.  The Company maintains its assertion that the cash and distributable reserves at its non-U.S. affiliates are indefinitely reinvested.  The Company will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution.  These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and the global cash management goals of the Company.

The Company provides a liability for the amount of unrecognized tax benefits from uncertain tax positions.  This liability is provided whenever the Company determines that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 5 - Income Taxes for more information.

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

	As Previously
	Reported	Adjustment	As Revised
Revised Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017
Retirement and deferred compensation plan liabilities	$(21,272)	$(2,797)	$(24,069)
Net Cash Provided by Operations	40,973	(2,797)	38,176
Proceeds from stock option exercises	15,908	2,797	18,705
Net Cash Provided (Used) by Financing Activities	(185,981)	2,797	(183,184)

NOTE 2 – REVENUE

At contract inception, Aptar assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good or service).  The majority of our revenues are derived from product and tooling sales, however we also receive revenues from service, license, exclusivity and royalty arrangements, which are considered insignificant.  Revenue by segment and geography for the three months ended March 31, 2018 is as follows:

		North	Latin		March 31, 2018
Segment	Europe	America	America	Asia	Total
Beauty + Home	$224,612	$83,074	$48,266	$22,221	$378,173
Pharma	175,675	39,096	6,245	9,111	230,127
Food + Beverage	29,811	48,215	7,763	9,261	95,050
Total	$430,098	$170,385	$62,274	$40,593	$703,350

Aptar performs its obligations under a contract with a customer by transferring goods and/or services in exchange for consideration from the customer. The timing of performance will sometimes differ from the timing of the receipt of the associated consideration from the customer, thus resulting in the recognition of a contract asset or a contract liability. Aptar recognizes a contract asset when it transfers control of goods or services to a customer prior to invoicing for the related performance obligation. The contract asset is transferred to accounts receivable when the product is shipped and invoiced to the customer. Aptar recognizes a contract liability if the customer's payment of consideration precedes the entity's performance.

The opening and closing balances of Aptar’s contract asset and contract liabilities are as follows:

	Balance as of	Balance as of
	January 1, 2018	March 31, 2018	Increase/
	(opening)	(closing)	(Decrease)
Contract asset (current)	$13,984	$13,485	$(499)
Contract liability (current)	$15	$114	$99
Contract liability (long-term)	$824	$811	$(13)

The difference in the opening and closing balances of the Company’s contract asset and contract liabilities are primarily the result of timing differences between the Company’s performance and the customer’s payment. The amount of revenue recognized in the current period that was included in the opening contract liability balance was $51 thousand.

Product Sales

Aptar primarily manufactures dispensing systems for our Beauty + Home, Pharma, and Food + Beverage customers. The amount of consideration is typically fixed for such customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.

To determine when the control transfers, Aptar typically assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. A majority of product sales are sold free on board (“FOB”) shipping point. For FOB shipping point shipments, control of the goods transfers to the customer at the time of shipment of the goods. Therefore, Aptar's performance obligation is satisfied at the time of shipment. Aptar has elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. We do not have any material significant payment terms as payment is typically received shortly after the point of sale.

There also exist instances where Aptar manufactures highly customized products that have no alternative use to Aptar and for which Aptar has an enforceable right to payment for performance completed to date. For these products, the Company transfers control and recognizes revenue over time by measuring progress towards completion using the "Output Method“ based on the number of products produced.  As we normally make our products to a customer’s order, the time between production and shipment of our products is typically within a few weeks.

As a part of its customary business practice, Aptar offers a standard warranty that the products will materially comply with the technical specifications and will be free from material defects. Because such warranties are not sold separately and do not provide for any service beyond a guarantee of a product’s initial specifications, and are not required by law, there is no revenue deferral for these types of warranties.

Tooling Sales

Aptar also builds or contracts for molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, Aptar recognizes revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to Aptar and Aptar has an enforceable right to payment for performance completed to date, the Company transfers control and recognizes revenue over time by measuring progress towards completion using the “Input Method” based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. We do not have any material significant payment terms as payment is typically either received during the mold-build process or shortly after completion.

In certain instances, Aptar offers extended warranties on our tools above and beyond the normal standard warranties. Aptar normally receives payment at the inception of the contract and recognizes revenue over the term of the contract. At January 1, 2018, $839 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable and Other Liabilities. At March 31, 2018, the unearned amount was $925 thousand. We expect to recognize approximately $89 thousand of the unearned amount during the remainder of 2018, $161 thousand in 2019, and $675 thousand thereafter.

Determining the Transaction Price

In most cases, the transaction price for each performance obligation is stated in the contract. In determining the variable amounts of consideration within the transaction price (such as volume-based customer rebates), Aptar includes an estimate of the expected amount of consideration as revenue. The Company applies the method consistently throughout the contract when estimating the effect of an uncertainty on the amount of variable consideration to which it will be entitled. Aptar applies the expected value method based on all of the information (historical, current, and forecast) that is reasonably available and identifies reasonable estimates based on this information.

Point in Time Performance Obligations

For product and tooling sales considered to be point in time, Aptar typically assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. For FOB shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment because the customer gains control at that time. Once the goods are shipped, the Company is precluded from redirecting the shipment to another customer. With respect to FOB destination sales, shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfilment activities and are accounted for as fulfilment costs and revenue is recorded upon final delivery to the customer location.

Over Time Performance Obligations

For performance obligations related to manufacturing of highly customized products that have no alternative use to the Company and for which the Company has an enforceable right to payment for performance completed to date, the Company transfers control and recognizes revenue over time by measuring progress towards complete satisfaction using the "Output Method“ based on the number of products produced. For similar performance obligations related to our tooling sales, the Company transfers control and recognizes revenue over time by measuring progress towards complete satisfaction using the "Input Method“ based on costs incurred relative to total estimated costs to completion.  We believe these measurements provide a faithful depiction of the transfer of goods as the costs incurred reflect the value of the products produced.

Contract Costs

Aptar does not incur material costs to obtain or fulfill revenue contracts.

Practical Expedients

Significant financing component: Aptar elected not to adjust the promised consideration for the time value of money for contracts where the difference between the time of payment and performance is one year or less.

Remaining performance obligations: Aptar elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for its contracts that are one year or less, as the revenue is expected to be recognized within the next year. In addition, the Company has elected not to disclose the expected consideration related to performance obligations where the Company recognizes revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	March 31,	December 31,
	2018	2017
Raw materials	$103,442	$99,196
Work in process	115,925	107,307
Finished goods	128,424	130,713
Total	$347,791	$337,216

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2017 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$223,947	$203,069	$16,871	$1,615	$445,502
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2017	$223,947	$203,069	$16,871	$—	$443,887
Foreign currency exchange effects	2,346	4,851	159	—	7,356
Goodwill	$226,293	$207,920	$17,030	$1,615	$452,858
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2018	$226,293	$207,920	$17,030	$—	$451,243

The table below shows a summary of intangible assets as of March 31, 2018 and December 31, 2017.

		March 31, 2018			December 31, 2017
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.2	$8,144	$(8,015)	$129	$7,819	$(7,806)	$13
Acquired technology	15.0	48,797	(15,816)	32,981	47,571	(14,624)	32,947
Customer relationships	12.2	70,120	(15,181)	54,939	68,886	(13,401)	55,485
License agreements and other	7.6	22,307	(15,611)	6,696	21,827	(14,812)	7,015
Total intangible assets	11.8	$149,368	$(54,623)	$94,745	$146,103	$(50,643)	$95,460

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2018 and 2017 was $2,818 and $2,429, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2018	$8,448	(remaining estimated amortization for 2018)
2019	11,082
2020	9,840
2021	9,644
2022 and thereafter	55,731

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2018.

NOTE 5 – INCOME TAXES

The TCJA was enacted in the U.S. on December 22, 2017. The TCJA lowered the corporate tax rate from 35.0% to 21.0%, imposed a one-time transition tax on unremitted earnings as of the end of 2017, and also featured many other tax law provisions.  New provisions for 2018 include, most notably, a tax on GILTI and BEAT.  The SEC issued SAB 118 to address the U.S. GAAP application of the TCJA.  SAB 118 provides us up to a year to finalize accounting for the impacts of the TCJA.

The Company estimated provisional tax amounts related to the transition tax and components of the revaluation of deferred tax assets and liabilities for the period ended December 31, 2017.  We recognized a net tax charge of approximately $24.7 million, comprised of a provisional charge of $31.6 million for the transition tax and a provisional benefit of $6.8 million related to the corporate rate change.  There have been no changes to those provisional amounts as of March 31, 2018.  The Company expects these amounts to be finalized in the second half of 2018 when the 2017 tax return is filed. The Company has elected to account for the tax on GILTI as a period cost and not as a measure of deferred taxes in the current period.

The reported effective tax rate increased to 27.0% for the quarter ended March 31, 2018 compared to 25.4% for the period ended March 31, 2017, resulting in an increase to the provision for income taxes of approximately $1.3 million.  For the three months ended March 31, 2018, the increase in the effective tax rate reflects the amounts recognized for the GILTI and BEAT taxes (+4.3%) largely offset by an increased benefit from employee share-based compensation deductions (-2.1%) and tax settlements (-0.5%).

The Company had approximately $3.2 and $3.1 million recorded for income tax uncertainties as of March 31, 2018 and December 31, 2017, respectively.  The uncertain amounts, if recognized, that would impact the effective tax rate are $3.2 and $3.1 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $1.4 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

NOTE 6 – LONG–TERM OBLIGATIONS

During the third quarter of 2017, the Company entered into the borrowing arrangements summarized below through our wholly-owned United Kingdom (“UK”) subsidiary to better balance our capital structure.

Debt Type	Amount	Term/Maturity	Interest Rate
Bank term loan	$280,000	5 year amortizing/July 2022	2.56% floating swapped to 1.36% fixed
Bank revolver	€150,000	5 year/July 2022	1.10% floating
Private placement	€100,000	6 year/July 2023	0.98% fixed
Private placement	€200,000	7 year/July 2024	1.17% fixed

The €150 million facility is available to the Company but was undrawn as of March 31, 2018.  For the quarter ended March 31, 2018, the floating interest rate on the $280 million bank term loan was 3%.

The Company also maintains a 5-year revolving credit facility that provides for unsecured financing of up to $300 million and matures in July 2022. We had no outstanding balance under the credit facility at March 31, 2018 and at December 31, 2017.

At March 31, 2018, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 18.00%, due in monthly and annual installments through 2025	$14,607	$—	$14,607
Senior unsecured notes 3.2%, due in 2022	75,000	107	74,893
Senior unsecured debts 3.0% floating, equal annual installments through 2022	280,000	654	279,346
Senior unsecured notes 3.5%, due in 2023	125,000	208	124,792
Senior unsecured notes 1.0%, due in 2023	123,190	503	122,687
Senior unsecured notes 3.4%, due in 2024	50,000	86	49,914
Senior unsecured notes 3.5%, due in 2024	100,000	208	99,792
Senior unsecured notes 1.2%, due in 2024	246,380	1,025	245,355
Senior unsecured notes 3.6%, due in 2025	125,000	230	124,770
Senior unsecured notes 3.6%, due in 2026	125,000	230	124,770
Capital lease obligations	554	—	554
	$1,264,731	$3,251	$1,261,480
Current maturities of long-term obligations	(61,505)	—	(61,505)
Total long-term obligations	$1,203,226	$3,251	$1,199,975

At December 31, 2017, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 18.00%, due in monthly and annual installments through 2025	$15,349	$—	$15,349
Senior unsecured notes 3.2%, due in 2022	75,000	113	74,887
Senior unsecured debts 2.6% floating, equal annual installments through 2022	280,000	692	279,308
Senior unsecured notes 3.5%, due in 2023	125,000	217	124,783
Senior unsecured notes 1.0%, due in 2023	120,095	526	119,569
Senior unsecured notes 3.4%, due in 2024	50,000	89	49,911
Senior unsecured notes 3.5%, due in 2024	100,000	217	99,783
Senior unsecured notes 1.2%, due in 2024	240,190	1,066	239,124
Senior unsecured notes 3.6%, due in 2025	125,000	238	124,762
Senior unsecured notes 3.6%, due in 2026	125,000	238	124,762
Capital lease obligations	741	—	741
	$1,256,375	$3,396	$1,252,979
Current maturities of long-term obligations	(61,833)	—	(61,833)
Total long-term obligations	$1,194,542	$3,396	$1,191,146

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2018
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.15 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.12 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $61,047, $59,105, $57,991, $57,993 and $132,823 and $895,218 thereafter.

NOTE 7 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2018	2017	2018	2017
Service cost	$2,849	$2,420	$1,531	$1,337
Interest cost	1,720	1,748	472	424
Expected return on plan assets	(2,814)	(2,464)	(679)	(568)
Amortization of net loss	1,218	801	446	447
Amortization of prior service cost	—	—	129	94
Net periodic benefit cost	$2,973	$2,505	$1,899	$1,734

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

The Company has no minimum funding requirement and we do not expect to make any contribution to our domestic defined benefit plans in 2018. We expect to contribute approximately $3.1 million to our foreign defined benefit plans in 2018, and as of March 31, 2018, we have contributed approximately $0.8 million of that amount.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2016	$(259,888)	$(59,775)	$(46)	$(319,709)
Other comprehensive income before reclassifications	23,184	—	—	23,184
Amounts reclassified from accumulated other comprehensive income	—	879	7	886
Net current-period other comprehensive income	23,184	879	7	24,070
Balance - March 31, 2017	$(236,704)	$(58,896)	$(39)	$(295,639)

Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)
Other comprehensive income (loss) before reclassifications	22,924	—	(4,715)	18,209
Amounts reclassified from accumulated other comprehensive income	—	1,356	5,068	6,424
Net current-period other comprehensive income	22,924	1,356	353	24,633
Balance - March 31, 2018	$(162,579)	$(63,239)	$(2,851)	$(228,669)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended March 31,	2018	2017

Defined Benefit Pension Plans
Amortization of net loss	$1,664	$1,248	(1)
Amortization of prior service cost	129	94	(1)
	1,793	1,342	Total before tax
	(437)	(463)	Tax benefit
	$1,356	$879	Net of tax
Derivatives
Changes in treasury locks	$11	$10	Interest Expense
Changes in cross currency swap: interest component	(1,019)	—	Interest Expense
Changes in cross currency swap: foreign exchange component	7,116	—	Miscellaneous, net
	6,108	10	Total before tax
	(1,040)	(3)	Tax benefit
	$5,068	$7	Net of tax
Total reclassifications for the period	$6,424	$886

(1)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 7 – Retirement and Deferred Compensation Plans for additional details).

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

For derivative instruments designated as hedges, the Company formally documents the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness at inception.  Quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Additionally, in order to designate any derivative instrument as a hedge of an anticipated transaction, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur. All derivative financial instruments used as hedges are recorded at fair value in the Condensed Consolidated Balance Sheets (see Note 10 - Fair Value).

CASH FLOW HEDGE

For derivative instruments that are designated and qualify as a cash flow hedge, the changes in fair values are recorded in accumulated other comprehensive loss and included in changes in derivative gain/loss. The changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Condensed Consolidated Statements of Cash Flows.

As disclosed in Note 6 – Long-Term Obligations, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a Euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan.  Related to this hedge, approximately $2.8 million of net after-tax loss is included in accumulated other comprehensive earnings at March 31, 2018. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at March 31, 2018 is $3.7 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates.  As of March 31, 2018, the fair value of the cross currency swap was a $23.5 million liability. The swap contract expires on July 20, 2022.

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

OTHER

As of March 31, 2018, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $1.1 million in accounts payable and accrued liabilities on the balance sheet.  All forward exchange contracts outstanding as of March 31, 2018 had an aggregate contract amount of $104.8 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017

		March 31, 2018		December 31, 2017
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$289	$—	$663
		$—	$289	$—	$663

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$1,106	$—	$1,604
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	23,530	—	16,309	—
		$23,530	$1,106	$16,309	$1,604

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Quarters Ended March 31, 2018 and 2017

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2018	2017		2018	2017
Cross currency swap contract:
Interest component	$1,435	$—	Interest expense	$1,019	$—	$(8,055)
Foreign exchange component	(7,116)	—	Miscellaneous, net	(7,116)	—	(867)
	$(5,681)	$—		$(6,097)	$—	$(8,922)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended March 31, 2018 and 2017

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2018	2017
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$141	$645
		$141	$645

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
March 31, 2018
Derivative Assets	$289	—	$289	—	—	$289
Total Assets	$289	—	$289	—	—	$289

Derivative Liabilities	$24,636	—	$24,636	—	—	$24,636
Total Liabilities	$24,636	—	$24,636	—	—	$24,636

December 31, 2017
Derivative Assets	$663	—	$663	—	—	$663
Total Assets	$663	—	$663	—	—	$663

Derivative Liabilities	$17,913	—	$17,913	—	—	$17,913
Total Liabilities	$17,913	—	$17,913	—	—	$17,913

NOTE 10 – FAIR VALUE

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2018, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$289	$—	$289	$—
Total assets at fair value	$289	$—	$289	$—
Liabilities
Foreign exchange contracts (1)	$1,106	$—	$1,106	$—
Cross currency swap contract (1)	23,530	—	23,530	—
Total liabilities at fair value	$24,636	$—	$24,636	$—

As of December 31, 2017, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$663	$—	$663	$—
Total assets at fair value	$663	$—	$663	$—
Liabilities
Foreign exchange contracts (1)	$1,604	$—	$1,604	$—
Cross currency swap contract (1)	16,309	—	16,309	—
Total liabilities at fair value	$17,913	$—	$17,913	$—

(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $1.1 billion as of March 31, 2018 and December 31, 2017.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at the Company’s facility in Jundiaí, São Paulo, Brazil.  The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, the Company reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo (“CETESB”).  The Company is currently assessing the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for further investigation and possible remediation, which are based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and ongoing review of the CETESB.  We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required.  We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.  We accrued $1.5 million (operating expense) in the first quarter of 2017 relating to this contingency.  The amount is periodically reviewed, and adjusted as necessary, as the matter continues to evolve.  Based on the current status of the investigation, no adjustment to the accrual was necessary for the quarter ended March 31, 2018.

NOTE 12 – STOCK REPURCHASE PROGRAM

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended March 31, 2018, the Company repurchased approximately 189 thousand shares for approximately $16.7 million.  During the three months ended March 31, 2017, the Company repurchased approximately 210 thousand shares for approximately $16.0 million.  As of March 31, 2018, there was $125.2 million of authorized share repurchases available to the Company.

NOTE 13 – STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units (“RSUs”), which consist of time-based and performance-based awards, to employees under stock awards plans approved by stockholders.  In addition, RSUs are issued to non-employee directors under a Director Restricted Stock Unit Plan and the 2016 Equity Incentive Plan. Previously, non-employee directors were issued stock options under a Director Stock Option Plan.  Stock options are awarded with the exercise price equal to the market price on the date of grant and generally become exercisable over three years and expire 10 years after grant.

RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met. Performance-based RSUs have one of two vesting conditions: 1) based on Aptar’s internal financial performance metrics and 2) based on Aptar’s total shareholder return (“TSR”) relative to total shareholder returns of an industrial peer group, subject to discretion if the overall TSR is negative at the conclusion of the performance period. At the time of vesting, Aptar will issue or cause to be issued in the employee’s name the vested shares of common stock. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). Director RSUs are only time-based, and generally vest over one year.

Compensation expense attributable to employee stock options for the first three months of 2018 was approximately $4.9 million ($3.5 million after tax).  The income tax benefit related to this compensation expense was approximately $1.4 million.  Approximately $4.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense attributable to stock options for the first three months of 2017 was approximately $6.9 million ($4.6 million after tax).  The income tax benefit related to this compensation expense was approximately $2.3 million.  Approximately $6.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82 and $11.85 per share during the first three months of 2018 and 2017, respectively.  These values were estimated on the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three Months Ended March 31,	2018	2017
Dividend Yield	1.5%	1.7%
Expected Stock Price Volatility	14.2%	15.8%
Risk-free Interest Rate	2.8%	2.2%
Expected Life of Option (years)	6.6	6.7

A summary of option activity under the Company’s stock plans during the three months ended March 31, 2018 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2018	8,059,319	$61.67	214,967	$57.44
Granted	603,901	88.39	—	—
Exercised	(613,913)	52.73	(44,000)	53.35
Forfeited or expired	(26,738)	63.13	—	—
Outstanding at March 31, 2018	8,022,569	$64.36	170,967	$58.49
Exercisable at March 31, 2018	5,935,087	$59.55	170,967	$58.49
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2018	6.4		4.9
Exercisable at March 31, 2018	5.5		4.9
Aggregate Intrinsic Value:
Outstanding at March 31, 2018	$204,336		$5,358
Exercisable at March 31, 2018	$179,720		$5,358
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2018	$22,804		$1,608
March 31, 2017	$15,289		$—

The grant date fair value of options vested during the three months ended March 31, 2018 and 2017 was $16.5 million and $16.9 million, respectively.  Cash received from option exercises was approximately $34.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $6.0 million in the three months ended March 31, 2018.  As of March 31, 2018, the remaining valuation of stock option awards to be expensed in future periods was $17.4 million and the related weighted-average period over which it is expected to be recognized is 2.0 years.

The fair value of both time-based RSUs and performance-based RSUs pertaining to internal performance metrics is determined using the closing price of our common stock on the grant date. The fair value of performance-based RSUs pertaining to TSR is estimated using a Monte Carlo simulation. Inputs and assumptions used to calculate the fair value are shown in the table below.  The fair value of these RSUs is expensed over the vesting period using the straight-line method or using the graded vesting method when an employee becomes eligible to retain the award at retirement.

Three Months Ended March 31,	2018
Fair value per stock award	$128.70
Grant date stock price	$89.42
Assumptions:
Aptar's stock price expected volatility	12.30%
Expected average volatility of peer companies	27.50%
Correlation assumption	20.20%
Risk-free interest rate	2.42%
Dividend yield assumption	1.43%

A summary of RSU activity as of March 31, 2018, and changes during the three month period then ended, is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2018	124,067	$74.65	—	$—
Granted	80,067	89.42	80,843	111.55
Vested	(14,281)	71.72	—	—
Nonvested at March 31, 2018	189,853	$81.10	80,843	$111.55

Included in the March 31, 2018 time-based RSUs are 14,793 units awarded to non-employee directors.  There were no grants or vesting activity for non-employee director awards.

Compensation expense recorded attributable to RSUs for the first three months of 2018 and 2017 was approximately $2.6 million and $0.9 million, respectively.  The actual tax benefit realized for the tax deduction from RSUs was approximately $383 thousand in the three months ended March 31, 2018. The fair value of units vested during the three months ended March 31, 2018 and 2017 was $1.0 million and $2.8 million, respectively.  The intrinsic value of units vested during the three months ended March 31, 2018 and 2017 was $1.3 million and $3.0 million, respectively.  As of March 31, 2018, there was $24.4 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.7 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative TSR of our common stock during a three-year performance period compared to a peer group.  The total expected expense related to this program for awards outstanding as of March 31, 2018 is approximately $2.6 million, of which $409 thousand and $282 thousand was recognized in the first three months of 2018 and 2017, respectively.

NOTE 14 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the quarters ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$59,300	$59,300	$51,820	$51,820

Average equivalent shares
Shares of common stock	62,128	62,128	62,355	62,355
Effect of dilutive stock-based compensation
Stock options	2,216	—	1,827	—
Restricted stock	70	—	52	—
Total average equivalent shares	64,414	62,128	64,234	62,355
Net income per share	$0.92	$0.95	$0.81	$0.83

NOTE 15 – SEGMENT INFORMATION

The Company is organized into three reporting segments.  Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.  Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In order to more closely align with how the markets analyze our segment results, we have changed our non-U.S.GAAP segment measure of profitability from Segment Income to Adjusted EBITDA beginning in 2018.  All internal segment reporting and discussions of results with our Chief Operating Decision Maker (CODM) are now based on segment Adjusted EBITDA.  All references to segment profitability have been updated for this change.

Financial information regarding the Company’s reporting segments is shown below:

Three Months Ended March 31,	2018	2017
Total Sales:
Beauty + Home	$383,463	$326,933
Pharma	230,132	196,914
Food + Beverage	95,645	82,349
Total Sales	709,240	606,196
Less: Intersegment Sales:
Beauty + Home	$5,290	$4,485
Pharma	5	2
Food + Beverage	595	393
Total Intersegment Sales	$5,890	$4,880
Net Sales:
Beauty + Home	$378,173	$322,448
Pharma	230,127	196,912
Food + Beverage	95,050	81,956
Net Sales	$703,350	$601,316
Adjusted EBITDA (1):
Beauty + Home	$53,135	$42,088
Pharma	79,840	68,841
Food + Beverage	12,739	12,946
Corporate & Other, unallocated	(11,579)	(9,132)
Restructuring Initiatives (2)	(5,936)	—
Depreciation and amortization	(41,175)	(37,331)
Interest Expense	(8,055)	(8,262)
Interest Income	2,248	330
Income before Income Taxes	$81,217	$69,480

(1)

The Company evaluates performance of our business units and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest expense, depreciation and amortization, unallocated corporate expenses, restructuring initiatives and income taxes.

(2)	Restructuring Initiatives includes expense items for the three months ended March 31, 2018 as follows (see Note 18 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2018
Business Transformation
Employee Severance and Other Costs	$5,936
Total Restructuring Initiatives	$5,936
Restructuring Initiatives by Segment
Beauty + Home	$5,016
Pharma	364
Food + Beverage	315
Corporate & Other	241
Total Restructuring Initiatives	$5,936

Note 16 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to Aptar’s facility in Annecy, France in June 2016.  The fire was contained to one of three production units and there were no reported injuries. Aptar Annecy supplies anodized aluminum components for certain Aptar dispensing systems.  While repairs are underway, Aptar sources from its network of suppliers as well as from its anodizing facility in Brazil.  The Company is insured for the damages caused by the fire, including business interruption insurance, and it does not expect this incident to have a material impact on its financial results.

Losses related to the fire of $5.9 million and $4.9 million were incurred during the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018, we received insurance proceeds of $18.9 million, and have no insurance receivable as of March 31, 2018.  In many cases, our insurance coverage exceeds the amount of these recognized losses. However, no gain contingencies were recognized during the first quarter of 2018 as our ability to realize those gains remains uncertain.  Profitability was negatively impacted by $1.5 million and $1.3 million related to the Annecy fire during the three months ended March 31, 2018 and 2017, respectively.  These costs are included in the Beauty + Home segment.

NOTE 17 – ACQUISITIONS

On May 1, 2018, the Company announced it has acquired Reboul SAS (“Reboul”).  Further information about this transaction can be found in Note 19 – Subsequent Events.

In February 2017, the Company acquired a 20% minority investment in Kali Care, Inc. (“Kali Care”) for $5.0 million. Kali Care is a Silicon Valley-based technology company, which provides digital monitoring systems for ophthalmic medication. Kali Care’s sensing technology allows clinicians to collect real time compliance data and is a powerful tool for ophthalmologists in managing the care of their patients and represents an additional investment into connected devices for our Pharma applications.  This investment is being accounted for under the equity method of accounting from the date of acquisition.

NOTE 18 – RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  For the three months ended March 31, 2018, we recognized $5.9 million of restructuring costs related to this plan.  We estimate total implementation costs of approximately $90 million over the next three years. We also anticipate making capital investments related to the business transformation of approximately $45 million of which the majority will be in 2018.

As of March 31, 2018 we have recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Three Months			Reserve at
	12/31/2017	Ended 3/31/2018	Cash Paid	FX Impact	3/31/2018
Employee severance	$2,258	$221	$(357)	$58	$2,180
Other costs	—	5,715	(4,214)	(1)	1,500
Totals	$2,258	$5,936	$(4,571)	$57	$3,680

NOTE 19 – SUBSEQUENT EVENTS

On May 1, 2018, the Company announced it has acquired 100% of Reboul from Vacheron Industries SAS.  Reboul is a leading provider of high-quality metal components, metal-plastic subassemblies, next generation lipstick mechanisms, and complete color cosmetic packaging solutions.

Under the terms of the agreement, the Company will acquire Reboul for an enterprise value of €14 million (approximately $17 million) in cash less the amount of net debt assumed at the closing date.  The agreement also provides an earn-out provision based on Reboul’s 2018 financial results, which could increase the enterprise value to a maximum of €23 million (approximately $28 million).  The purchase will be funded with available cash on hand.  For the quarter ended March 31, 2018, we recognized $0.5 million in transaction costs related to the agreement.  These costs are reflected in the selling, research & development and administrative section of the Condensed Consolidated Statements of Income.  The Company also provided €3 million ($3.7 million) cash in escrow, which has been presented as restricted cash on the Consolidated Statements of Cash Flows for the three months ended March 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Three Months Ended March 31,	2018	2017

Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.8	64.0
Selling, research & development and administrative	16.0	16.8
Depreciation and amortization	5.9	6.2
Restructuring initiatives	0.8	—
Operating income	12.5	13.0
Other expense	(1.0)	(1.4)
Income before income taxes	11.5	11.6
Net Income	8.4	8.6
Effective tax rate	27.0%	25.4%
Adjusted EBITDA margin (1)	19.1%	19.1%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 29.

NET SALES

We reported net sales of $703.4 million for the quarter ended March 31, 2018, which represents a 17% increase compared to $601.3 million reported during the first quarter of 2017. The average U.S. dollar exchange rate weakened compared to the Euro, resulting in a positive currency translation impact of 10%.  Therefore core sales, which exclude changes in foreign currency rates, increased by 7% in the first quarter of 2018 compared to the first quarter of 2017.  The core sales growth reflected increased demand for products across all three of our reporting segments.  Tooling sales did not have a significant impact on our consolidated sales as increased tooling sales in our Food + Beverage segment offset lower tooling sales in our Pharma segment.

Three Months Ended March 31, 2018	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	8%	6%	10%	7%
Currency Effects (1)	9%	11%	6%	10%
Total Reported Net Sales Growth	17%	17%	16%	17%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

Three Months Ended March 31,	2018	% of Total	2017	% of Total

Domestic	$170,385	24%	$159,330	27%
Europe	430,098	61%	350,497	58%
Latin America	62,274	9%	53,604	9%
Asia	40,593	6%	37,885	6%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales increased to 64.8% in the first quarter of 2018 compared to 64.0% in the first quarter of 2017. Our COS percentage was negatively impacted by higher material costs and mix of business. While the majority of our material cost increases can be passed along to our customers in our selling prices, we experience a lag in the timing of passing on these cost increases.  We also continue to be negatively impacted by operational inefficiencies in our custom decorative packaging business in Europe.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our selling, research & development and administrative expenses (“SG&A”) increased by approximately $11.2 million in the first quarter of 2018 compared to the same period a year ago primarily due to currency translation. Excluding changes in foreign currency rates, SG&A increased by approximately $2.8 million in the quarter. The increase is mainly due to the increases in advisory and legal fees, and higher personnel costs due to the creation of several new positions in accordance with our strategy.   In addition, we recognized approximately $0.9 million of costs related to the write-down of an administrative building, which is being held for sale. SG&A as a percentage of net sales decreased to 16.0% compared to 16.8% in the same period of the prior year due to the increase in sales.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $3.8 million in the first quarter of 2018 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $0.3 million in the quarter compared to the same period a year ago. This slight increase is mainly due to increased capital spending in the current year.  Depreciation and amortization as a percentage of net sales decreased to 5.9% in the first quarter of 2018 compared to 6.2% in the same period of the prior year.

RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan will be the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  During the first quarter of 2018, we recognized approximately $5.9 million of restructuring costs related to this plan with approximately $5.0 million, $0.4 million, $0.3 million and $0.2 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.  We estimate total implementation costs of approximately $90 million over the next three years, including costs that have been recognized to date. We also anticipate making capital investments related to the business transformation of approximately $45 million in 2018.  We expect this business transformation to yield annualized incremental EBITDA of approximately $80 million by the end of 2020, principally within the Beauty + Home segment.

OPERATING INCOME

Operating income increased approximately $9.9 million in the first quarter of 2018 compared to the same period a year ago.  Excluding changes in foreign currency rates, operating income increased by approximately $0.8 million in the quarter compared to the same period a year ago.  This increase is due to the increase in sales across all three of our reporting segments. Operating income as a percentage of net sales decreased to 12.5% in the first quarter of 2018 compared to 13.0% for the same period in the prior year. This is mainly the result of costs related to our restructuring initiatives and a higher COS percentage as discussed above.

NET OTHER EXPENSE

Net other expense in the first quarter of 2018 decreased to $6.7 million from $8.5 million in the same period of the prior year. This decrease is due to an increase in interest income of approximately $1.9 million mainly related to higher interest rates on U.S. cash balances repatriated from Europe in 2017.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 27.0% for the three months ended March 31, 2018 compared to 25.4% for the same period ended March 31, 2017.  The higher current year rate is due to the amounts recognized for the GILTI and BEAT taxes enacted as part of the U.S. tax reform (+4.3%) offset by an increased benefit from employee share-based compensation deductions (-2.1%) and tax settlements (-0.5%).

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $59.3 million in the first quarter of 2018 compared to $51.8 million in the first quarter of 2017.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2018	2017

Net Sales	$378,173	$322,448
Adjusted EBITDA (1)	53,135	42,088
Adjusted EBITDA margin (1)	14.1%	13.1%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization and restructuring costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 29.

Net sales for the quarter ended March 31, 2018 increased 17% to $378.2 million compared to $322.4 million in the first quarter of the prior year.  Changes in currency rates positively impacted net sales by 9%.  Therefore, core sales increased 8% in the first quarter of 2018 compared to the same quarter of the prior year.  Geographically, increased sales in North America, Europe, Latin America and Southeast Asia offset some softness in China. From a market perspective, we experienced strong core sales increases of 6% and 11%, respectively, to our personal care and beauty customers while sales to our home care customers were flat when compared to the prior year quarter.  The increase in personal care sales mainly relates higher sales of our body care and personal cleansing products while the increase in the beauty market is due to higher product sales to our facial skin care customers.  Core sales for the home care market were flat as increases in product sales offset lower tooling sales.

Three Months Ended March 31, 2018	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	6%	11%	—%	8%
Currency Effects (1)	7%	12%	7%	9%
Total Reported Net Sales Growth	13%	23%	7%	17%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2018 increased 26% to $53.1 million compared to $42.1 million reported in the same period in the prior year.  Our sales increases discussed above more than offset increased resin and metal prices. We also continue to realize operational inefficiencies in our European custom decorative packaging business, which had a negative impact on our results in the first quarter 2018 compared to the same period in the prior year. In the first quarter of 2017, we also recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s anodizing facility in Brazil.

PHARMA SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

Three Months Ended March 31,	2018	2017

Net Sales	$230,127	$196,912
Adjusted EBITDA (1)	79,840	68,841
Adjusted EBITDA margin (1)	34.7%	35.0%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization and restructuring costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 29.

Net sales for the Pharma segment increased 17% in the first quarter of 2018 to $230.1 million compared to $196.9 million in the first quarter of 2017.  Changes in currency positively affected net sales by 11% in the first quarter of 2018.  Therefore, core sales increased by 6% in the first quarter of 2018 compared to the first quarter of 2017. Included in the core sales growth is a negative impact of 3% from lower custom tooling sales compared to the prior year. The consumer health care market reported a core sales increase of 17% on higher nasal saline and nasal decongestant product sales during the first quarter of 2018.  For the injectables market, sales increased 9% primarily due to increased demand for components used in the administration of vaccine products to customers in Europe and Northeast Asia during the first quarter of 2018.  Core sales to the prescription market were flat due to lower custom tooling sales in the first quarter of 2018 compared to strong custom tooling sales in the first quarter of 2017.  Sales to the prescription market remained strong mainly due to increases in device sales to central nervous system and Asthma/COPD customers.

Three Months Ended March 31, 2018	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	—%	17%	9%	6%
Currency Effects (1)	10%	10%	13%	11%
Total Reported Net Sales Growth	10%	27%	22%	17%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2018 increased 16% to $79.8 million compared to $68.8 million reported in the same period of the prior year.  The strong product sales across all three application fields discussed above more than offset lower tooling sales and an unfavorable mix of products when comparing the first quarter of 2018 to the first quarter of 2017.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2018	2017

Net Sales	$95,050	$81,956
Adjusted EBITDA (1)	12,739	12,946
Adjusted EBITDA margin (1)	13.4%	15.8%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization and restructuring costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 29.

Net sales for the quarter ended March 31, 2018 increased approximately 16% to $95.1 million compared to $82.0 million in the first quarter of the prior year. Changes in foreign currency rates had a favorable impact of 6% on the total segment sales. Therefore, core sales increased by 10% in the first quarter of 2018 compared to the first quarter of 2017, mainly due to strong tooling sales.  Core sales to the food market increased 16% while core sales to the beverage market were flat in the first quarter of 2018 compared to the same period of the prior year.  Excluding tooling sales, product sales increased 4% and 1% for the food and beverage markets, respectively. Sales to the food market increased mainly due to strong sales of our products used on sauces and condiments as well as increased sales to our infant nutrition customers.  For the beverage market, strong product sales to our bottled water and juice customers offset softness in sales to our functional drink customers.  For the segment, we also benefitted from an increase on the pass-through of resin price changes in the quarter ended March 31, 2018 compared to the first quarter of the prior year.

Three Months Ended March 31, 2018
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	16%	—%	10%
Currency Effects (1)	5%	8%	6%
Total Reported Net Sales Growth	21%	8%	16%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2018 decreased 2% to $12.7 million compared to $12.9 million reported in the same period of the prior year.  This decrease is due to the normal timing delay of our pass-through of higher resin costs along with an unfavorable mix of products sold in the first quarter of 2018 compared to the first quarter of 2017.

CORPORATE & OTHER

In addition to our three reporting segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 15 – Segment Information to the Notes to the Condensed Consolidated Financial Statements.  Corporate & Other primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments.  These expenses exclude depreciation, amortization and restructuring costs. Corporate & Other expenses increased to $11.6 million for the quarter ended March 31, 2018 compared to $9.1 million in the first quarter of the prior year.  This increase is mainly due to increases in advisory and legal fees, and higher personnel costs due to the creation of several new positions in accordance with our strategy and the write-down of an administrative building, which is held for sale.

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

In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant currency.” Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods.  Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures.  We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.

We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”).  We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and consolidated adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges.

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

	Three Months Ended
	March 31, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$703,350	$378,173	$230,127	$95,050	$-	$-

Reported net income	$59,288
Reported income taxes	21,929
Reported income before income taxes	81,217	26,707	68,292	5,926	(13,901)	(5,807)
Adjustments:
Restructuring initiatives	5,936	5,016	364	315	241
Adjusted earnings before income taxes	87,153	31,723	68,656	6,241	(13,660)	(5,807)
Interest expense	8,055					8,055
Interest income	(2,248)					(2,248)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	92,960	31,723	68,656	6,241	(13,660)	-
Depreciation and amortization	41,175	21,412	11,184	6,498	2,081	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$134,135	$53,135	$79,840	$12,739	$(11,579)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.1%	14.1%	34.7%	13.4%

	Three Months Ended
	March 31, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$601,316	$322,448	$196,912	$81,956	$-	$-

Reported net income	$51,805
Reported income taxes	17,675
Reported income before income taxes	69,480	22,208	59,070	7,140	(11,006)	(7,932)
Adjustments:
None
Earnings before income taxes	69,480	22,208	59,070	7,140	(11,006)	(7,932)
Interest expense	8,262					8,262
Interest income	(330)					(330)
Earnings before net interest and taxes (EBIT)	77,412	22,208	59,070	7,140	(11,006)	-
Depreciation and amortization	37,331	19,880	9,771	5,806	1,874	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$114,743	$42,088	$68,841	$12,946	$(9,132)	$-

EBITDA margins (EBITDA / Reported Net Sales)	19.1%	13.1%	35.0%	15.8%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2018	2017

Notes payable	$8,839	$4,336
Current maturities of long-term obligations, net of unamortized debt issuance costs	61,505	61,833
Long-Term Obligations, net of unamortized debt issuance costs	1,199,975	1,191,146
Total Debt	1,270,319	1,257,315
Less:
Cash and equivalents	741,062	712,640
Net Debt	$529,257	$544,675

Total Stockholders' Equity	$1,404,776	$1,312,048
Net Debt	529,257	544,675
Net Capital	$1,934,033	$1,856,723

Net Debt to Net Capital	27.4%	29.3%

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

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December.  In the future, our results of operations in a quarterly period could be impacted by factors such as the seasonality of certain products within our segments, changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the markets to which our products are sold, recognition of equity-based compensation expense for retirement eligible employees in the period of grant and changes in general economic conditions in any of the countries in which we do business.

We generally incur higher employee stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated stock option expense on a pre-tax basis (in $ millions) for the year 2018 compared to 2017 is as follows:

	2018	2017
First Quarter	$4.9	$6.9
Second Quarter (estimated for 2018)	2.5	3.0
Third Quarter (estimated for 2018)	2.5	2.6
Fourth Quarter (estimated for 2018)	2.4	2.7
	$12.3	$15.2

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

Other uses of liquidity include paying dividends to stockholders and repurchasing shares of our common stock.  The majority of these cash needs are met using U.S. funds.  During 2017, we voluntarily repatriated approximately $1.0 billion from Europe to the U.S. We believe that these repatriation activities provide us with significant resources to meet our U.S. funding needs for the next several years. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

In the first quarter of 2018, our operations provided approximately $51.0 million in net cash flow compared to $38.2 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to profit growth and a contribution to the pension plan during the first quarter of 2017 that did not occur during the first quarter of 2018.

We used $26.5 million in cash for investing activities during the first quarter of 2018 compared to $38.4 million during the same period a year ago. Our investment in capital projects increased $5.2 million for the first quarter of 2018 compared to the first quarter of 2017.  This was offset by the receipt of $10.6 million insurance proceeds related to the Annecy fire property damages. In 2017, we also invested $5 million for a 20% minority investment in a technology company which provides digital monitoring systems for medical devices. Our 2018 estimated cash outlays for capital expenditures are expected to be in the range of approximately $190 to $210 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities provided $1.6 million in cash during the first quarter of 2018, compared to $183.2 million used during the same period a year ago.  During the first quarter of 2018, we used cash on hand to repurchase and retire common stock.  In the first quarter of 2017, we repatriated approximately $263 million from Europe to the U.S. These funds were used to repay $160 million outstanding on the U.S. revolving credit facility and repurchase $16.0 million of common stock.

Cash and equivalents increased to $741.1 million at March 31, 2018 from $712.6 million at December 31, 2017.  Total short and long-term interest bearing debt of $1.3 billion at March 31, 2018 was at the same level as December 31, 2017.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents less short-term investments) to Net Capital (stockholder’s equity plus Net Debt) was 27.4% at March 31, 2018 compared to 29.3% at December 31, 2017. See the reconciliation of non-U.S. GAAP measures starting on page 29.

On July 20, 2017, the Company replaced its $300 million revolving credit facility with a new 5-year multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in Aptar’s consolidated leverage ratio. We had no outstanding balance under the credit facility at March 31, 2018 and at December 31, 2017.  We incurred approximately $184 thousand and $170 thousand in interest and fees related to our credit facilities during the quarter ended March 31, 2018 and 2017, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2018
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.15 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.12 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or uncommitted short-term borrowings.  Following the repatriation of cash to the U.S. discussed above, the majority of our $741.1 million in cash and equivalents is located within the U.S. and we now have committed financing arrangements in the UK as detailed below.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

During the third quarter of 2017, the Company entered into the borrowing arrangements summarized below through our wholly-owned UK subsidiary to better balance our capital structure.

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

On April 25, 2018, the Board of Directors declared a quarterly cash dividend of $0.32 per share payable on May 30, 2018 to stockholders of record as of May 9, 2018.

CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  Please refer to Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting the Company’s business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  Standards that are effective for 2018 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

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

In January 2017, the FASB issued guidance to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As a result, impairment charges will be required for the amount by which a reporting units carrying amount exceeds its fair value up to the amount of its allocated goodwill. The new standard is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe that this new guidance will have a material impact on its consolidated financial statements.

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

OUTLOOK

For the second quarter, we expect continued core sales growth over the prior year in each reporting segment. We also anticipate that aggregate currency effects will continue to be a tailwind on reported results. We expect earnings per share for the second quarter to be in the range of $0.99 to $1.04 per share, compared to $1.01 per share reported in the same period of the prior year.  Our guidance range is based on an effective tax rate range of 30.0% to 32.0%, while the effective tax rate for the prior year second quarter reported results was approximately 18%.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	significant fluctuations in foreign currency exchange rates or our effective tax rate;
•	the impact of tax reform legislation;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	changes in customer and/or consumer spending levels;
•	loss of one or more key accounts;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the impact and extent of contamination found at the Company’s facility in Brazil;
•	our ability to successfully implement facility expansions and new facility projects;
•	the impact of the UK leaving the European Union (Brexit) on our UK operations;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products;
•	direct or indirect consequences of acts of war, terrorism or social unrest;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations, including changes in worldwide tax rates;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;
•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	our ability to manage worldwide customer launches of complex technical products, particularly in developing markets;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims;
•	the successful execution of our business transformation; and
•	other risks associated with our operations.

Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Please refer to Item 1A (“Risk Factors”) of Part I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional risk factors affecting the Company.

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

The table below provides information as of March 31, 2018 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2018.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc / Euro	$55,848	0.8664	54,577-56,451
Euro / Brazilian Real	14,013	4.1085	14,013-14,732
Euro / U.S. Dollar	11,265	1.2365	9,894-11,944
U.S. Dollar / Colombian Peso	6,651	2,848.1700	0-6,651
Euro / Indian Rupee	6,489	80.6856	6,489-8,320
U.S. Dollar / Euro	4,629	0.8107	1,342-4,629
Euro / Indonesian Rupiah	2,351	16,785.0000	2,351-2,351
Euro / Colombian Peso	1,355	3,540.2800	0-1,527
U.S. Dollar / Chinese Renminbi	1,000	6.6648	1,000-1,000
Czech Koruna / Euro	721	0.0396	616-1,297
Euro / Mexican Peso	302	23.1987	302-626
Mexican Peso / U.S. Dollar	207	0.0531	207-606
Total	$104,831

As of March 31, 2018, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $1.1 million in accounts payable and accrued liabilities on the balance sheet. Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly-owned UK subsidiary.  The fair value of this cash flow hedge is $23.5 million and is reported in accounts payable and accrued liabilities on the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2018, the Company implemented enterprise resource planning (“ERP”) systems at one operating facility.  Consequently, the control environments have been modified at this location to incorporate the controls contained within the new ERP system.  Other than this item, no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during the Company’s fiscal quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2018, the Plan purchased 3,598 shares of our common stock on behalf of the participants at an average price of $85.30, for an aggregate amount of $307 thousand, and sold 3,212 shares of our common stock on behalf of the participants at an average price of $89.86, for an aggregate amount of $289 thousand.  At March 31, 2018, the Plan owned 74,559 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

The Company spent $16.7 million to repurchase approximately 189 thousand shares during the first quarter of 2018.

The following table summarizes the Company’s purchases of its securities for the quarter ended March 31, 2018:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

1/1 – 1/31/18	45,000	$86.79	45,000	$138.0
2/1 – 2/28/18	—	—	—	138.0
3/1 – 3/31/18	143,756	89.05	143,756	125.2
Total	188,756	$88.51	188,756	$125.2

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2018, filed with the SEC on May 3, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets – March 31, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2018 and 2017 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 3, 2018