Form 10-Q
period 2018-06-30
APTARGROUP INC
filed 2018-08-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2018
Common Stock, $.01 par value per share	62,183,164 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$710,608	$617,746	$1,413,958	$1,219,062
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	464,244	399,664	920,066	784,348
Selling, research & development and administrative	107,111	95,456	219,572	196,738
Depreciation and amortization	40,101	37,242	81,276	74,573
Restructuring initiatives	18,214	—	24,150	—
	629,670	532,362	1,245,064	1,055,659
Operating Income	80,938	85,384	168,894	163,403

Other (Expense) Income:
Interest expense	(7,964)	(7,712)	(16,019)	(15,974)
Interest income	2,521	643	4,769	973
Equity in results of affiliates	(20)	(22)	(85)	(70)
Miscellaneous, net	(577)	1,275	(1,444)	716
	(6,040)	(5,816)	(12,779)	(14,355)

Income before Income Taxes	74,898	79,568	156,115	149,048

Provision for Income Taxes	19,117	14,379	41,046	32,054

Net Income	$55,781	$65,189	$115,069	$116,994

Net (Income) Loss Attributable to Noncontrolling Interests	$(6)	$(15)	$6	$—

Net Income Attributable to AptarGroup, Inc.	$55,775	$65,174	$115,075	$116,994

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.89	$1.04	$1.85	$1.87
Diluted	$0.86	$1.01	$1.78	$1.81

Average Number of Shares Outstanding:
Basic	62,402	62,631	62,266	62,494
Diluted	64,850	64,828	64,640	64,519

Dividends per Common Share	$0.32	$0.32	$0.64	$0.64

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Income	$55,781	$65,189	$115,069	$116,994
Other Comprehensive Income:
Foreign currency translation adjustments	(66,223)	28,416	(43,288)	51,602
Changes in treasury locks, net of tax	7	7	14	14
Loss on derivatives, net of tax	1,866	—	2,212	—
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	92	69	188	136
Amortization of net loss included in net income, net of tax	1,251	827	2,511	1,639
Total defined benefit pension plan, net of tax	1,343	896	2,699	1,775
Total other comprehensive (loss) income	(63,007)	29,319	(38,363)	53,391
Comprehensive (Loss) Income	(7,226)	94,508	76,706	170,385
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	10	(20)	11	(7)
Comprehensive (Loss) Income Attributable to AptarGroup, Inc.	$(7,216)	$94,488	$76,717	$170,378

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and equivalents	$718,091	$712,640
Accounts and notes receivable, less allowance for doubtful accounts of $2,886 in 2018 and $3,161 in 2017	583,496	510,426
Inventories	343,170	337,216
Prepaid and other	104,998	109,791
	1,749,755	1,670,073
Property, Plant and Equipment:
Buildings and improvements	415,403	416,241
Machinery and equipment	2,247,733	2,237,655
	2,663,136	2,653,896
Less: Accumulated depreciation	(1,819,229)	(1,811,819)
	843,907	842,077
Land	23,629	25,829
	867,536	867,906
Other Assets:
Investments in affiliates	19,241	9,444
Goodwill	440,227	443,887
Intangible assets	88,760	95,460
Miscellaneous	56,736	51,053
	604,964	599,844
Total Assets	$3,222,255	$3,137,823

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	June 30,	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$6,592	$4,336
Current maturities of long-term obligations, net of unamortized debt issuance costs	65,170	61,833
Accounts payable and accrued liabilities	509,118	461,579
	580,880	527,748
Long-Term Obligations, net of unamortized debt issuance costs	1,182,894	1,191,146
Deferred Liabilities and Other:
Deferred income taxes	19,586	20,995
Retirement and deferred compensation plans	84,741	80,278
Deferred and other non-current liabilities	6,642	5,608
Commitments and contingencies	—	—
	110,969	106,881
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 66.8 and 66.7 million shares issued as of June 30, 2018 and December 31, 2017, respectively	668	667
Capital in excess of par value	646,449	609,471
Retained earnings	1,328,034	1,301,147
Accumulated other comprehensive (loss)	(291,660)	(253,302)
Less: Treasury stock at cost, 4.7 and 4.9 million shares as of June 30, 2018 and December 31, 2017, respectively	(336,278)	(346,245)
Total AptarGroup, Inc. Stockholders’ Equity	1,347,213	1,311,738
Noncontrolling interests in subsidiaries	299	310
Total Stockholders’ Equity	1,347,512	1,312,048
Total Liabilities and Stockholders’ Equity	$3,222,255	$3,137,823

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2016	$1,197,234	$(319,709)	$660	$(250,917)	$546,682	$292	$1,174,242
Net income	116,994	—	—	—	—	—	116,994
Foreign currency translation adjustments	—	51,595	—	—	—	7	51,602
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	1,775	—	—	—	—	1,775
Changes in treasury locks, net of tax	—	14	—	—	—	—	14
Stock awards and option exercises	—	—	10	19,914	52,279	—	72,203
Cash dividends declared on common stock	(39,932)	—	—	—	—	—	(39,932)
Treasury stock purchased	—	—	—	(26,728)	—	—	(26,728)
Common stock repurchased and retired	(36,173)	—	(5)	—	(4,816)	—	(40,994)
Balance - June 30, 2017	$1,238,123	$(266,325)	$665	$(257,731)	$594,145	$299	$1,309,176

Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048
Net income	115,075	—	—	—	—	(6)	115,069
Adoption of accounting standards	2,937	—	—	—	—	—	2,937
Foreign currency translation adjustments	—	(43,283)	—	—	—	(5)	(43,288)
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	2,699	—	—	—	—	2,699
Changes in treasury locks, net of tax	—	14	—	—	—	—	14
Changes in derivative gains/losses, net of tax	—	2,212	—	—	—	—	2,212
Stock awards and option exercises	—	—	7	13,872	43,444	—	57,323
Cash dividends declared on common stock	(39,810)	—	—	—	—	—	(39,810)
Treasury stock purchased	—	—	—	(3,905)	—	—	(3,905)
Common stock repurchased and retired	(51,315)	—	(6)	—	(6,466)	—	(57,787)
Balance - June 30, 2018	$1,328,034	$(291,660)	$668	$(336,278)	$646,449	$299	$1,347,512

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2018	2017

Cash Flows from Operating Activities:
Net income	$115,069	$116,994
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	75,703	69,638
Amortization	5,573	4,935
Stock-based compensation	10,903	11,719
Provision for doubtful accounts	196	49
Gain on disposition of fixed assets	(1,036)	(164)
Deferred income taxes	(4,027)	1,091
Defined benefit plan expense	9,688	8,547
Equity in results of affiliates	85	70
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(92,388)	(45,760)
Inventories	(30,787)	(5,971)
Prepaid and other current assets	4,038	(10,602)
Accounts payable and accrued liabilities	61,727	29,147
Income taxes payable	10,541	(2,150)
Retirement and deferred compensation plan liabilities	(3,356)	(22,331)
Other changes, net	(7,420)	(6,290)
Net Cash Provided by Operations	154,509	148,922
Cash Flows from Investing Activities:
Capital expenditures	(91,753)	(66,705)
Proceeds from sale of property and equipment	3,961	978
Insurance proceeds	10,631	—
Acquisition of business, net of cash acquired	(3,510)	—
Acquisition of intangible assets	(124)	—
Investment in unconsolidated affiliate	(10,000)	(5,000)
Notes receivable, net	109	396
Net Cash Used by Investing Activities	(90,686)	(70,331)
Cash Flows from Financing Activities:
Proceeds from notes payable	8,815	—
Repayments of notes payable	(5,256)	—
Proceeds and repayments of short term credit facility, net	—	(167,014)
Proceeds from long-term obligations	4,617	2,535
Repayments of long-term obligations	(5,403)	(4,727)
Dividends paid	(39,810)	(39,932)
Proceeds from stock option exercises	46,420	60,484
Purchase of treasury stock	(3,905)	(26,728)
Common stock repurchased and retired	(57,787)	(40,994)
Net Cash Used by Financing Activities	(52,309)	(216,376)
Effect of Exchange Rate Changes on Cash	(6,063)	8,413
Net Increase (Decrease) in Cash and Equivalents	5,451	(129,372)
Cash and Equivalents at Beginning of Period	712,640	466,287
Cash and Equivalents at End of Period	$718,091	$336,915

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

During the quarter ended June 30, 2018, primarily based on published estimates, which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we expect to apply highly inflationary accounting for our Argentinian subsidiaries. We will change the functional currency from the Argentinian peso to the U.S. dollar. Local currency monetary assets and liabilities will be remeasured into U.S. dollars using exchange rates as of the latest balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in net earnings. Our Argentinian operations contributed less than 2.0% of consolidated net revenues in the six months ended June 30, 2018.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (ASUs) to the FASB’s Accounting Standards Codification.

In May 2014, the FASB amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  On January 1, 2018, we adopted this standard and all the related amendments (the “new revenue standard”) for all contracts.  This adoption was accounted for using the modified retrospective method.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 opening balance of retained earnings.  Comparative information for the prior periods have not been restated and continues to be reported under the accounting standards in effect prior to January 1, 2018.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statements of income and balance sheets is as follows:

	For the Three Months Ended June 30, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Statements of Income
Net Sales
Beauty + Home	$368,536	$370,267	$(1,731)
Pharma	241,209	241,311	(102)
Food + Beverage	100,863	100,859	4
Costs and Expenses
Cost of sales (exclusive of depreciation and amortization)	464,244	465,343	(1,099)
Provision for income taxes	19,117	19,347	(230)
Net income	55,781	56,281	(500)

	For the Six Months Ended June 30, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Statements of Income
Net Sales
Beauty + Home	$746,709	$747,135	$(426)
Pharma	471,336	471,773	(437)
Food + Beverage	195,913	195,959	(46)
Costs and Expenses
Cost of sales (exclusive of depreciation and amortization)	920,066	920,243	(177)
Provision for income taxes	41,046	41,272	(226)
Net income	115,069	115,575	(506)

	June 30, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Balance Sheets
Assets
Inventories	$343,170	$357,630	$(14,460)
Prepaid and other	104,998	90,862	14,136
Liabilities
Accounts payable and accrued liabilities	509,118	513,458	(4,340)
Deferred income taxes	19,586	18,520	1,066
Deferred and other non-current liabilities	6,642	6,123	519
Stockholders’ Equity
Retained earnings	1,328,034	1,325,603	2,431

In January 2016, the FASB issued guidance on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. Subsequent guidance was issued in February 2018 to clarify certain aspects of the guidance issued in January 2016. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any related changes in fair value in net income unless the investments qualify for the new practicality exception. A measurement alternative exists for those equity investments that do not have a readily determinable fair value. These investments may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.  The standard also includes a new impairment model for equity investments without readily determinable fair values. The new model is a single-step model under which the Company is required to perform a qualitative assessment each reporting period to identify impairment. When a qualitative assessment indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018.

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2018.  We continue to evaluate the impact the adoption of this standard will have on our Condensed Consolidated Financial Statements.

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

In November 2016, the FASB issued guidance to address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows.  The amendments in this standard require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018 and appropriate disclosures are included on the statement of cash flows to the extent applicable.

In January 2017, the FASB issued guidance to clarify the definition of a business to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term “output” so that the term is consistent with how outputs are described in the new guidance for revenue recognition. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018.

In March 2017, the FASB issued guidance to disaggregate the current service cost component from the other components of net periodic benefit costs.  The service cost component should be presented within compensation costs while the other components should be presented outside of income from operations. The guidance also clarifies that only the service cost component is eligible for capitalization.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018 and the prior periods were restated as follows:

	Original		Revised
	Balance	Adjustment	Balance
Revised Condensed Consolidated Statements of Income
Three Months Ended June 30, 2017
Cost of sales (exclusive of depreciation and amortization)	$399,954	$(290)	$399,664
Selling, research & development and administrative	95,659	(203)	95,456
Total Operating Expenses	532,855	(493)	532,362
Operating Income	84,891	493	85,384
Miscellaneous, net	1,768	(493)	1,275
Total Other (Expense) Income	(5,323)	(493)	(5,816)
Income before Income Taxes	79,568	—	79,568
Six Months Ended June 30, 2017
Cost of sales (exclusive of depreciation and amortization)	$784,886	$(538)	$784,348
Selling, research & development and administrative	197,175	(437)	196,738
Total Operating Expenses	1,056,634	(975)	1,055,659
Operating Income	162,428	975	163,403
Miscellaneous, net	1,691	(975)	716
Total Other (Expense) Income	(13,380)	(975)	(14,355)
Income before Income Taxes	149,048	—	149,048

In May 2017, the FASB issued clarification on applying the standards for stock compensation accounting.  The new standard provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018.

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

RETIREMENT OF COMMON STOCK

During the first six months of 2018, the Company repurchased 668 thousand shares of common stock, of which 623 thousand shares were immediately retired.  During the first six months of 2017, the Company repurchased 822 thousand shares of common stock, of which 512 thousand shares were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

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

The Company estimated provisional tax amounts related to the transition tax and components of the revaluation of deferred tax assets and liabilities for the period ended December 31, 2017.  We recognized a net tax charge of approximately $24.7 million, comprised of a provisional charge of $31.6 million for the transition tax and a provisional benefit of $6.8 million related to the corporate rate change.  For the quarter ended June 30, 2018, the Company recorded a benefit of $3.5 million to reflect an adjustment to the calculation of the transition tax.  This adjustment reflects the guidance given in Treasury Notice 2018-26, which allows for the allocation of tax expense in computing the earnings and profits as of November 2, 2017 for purposes of the transition tax. The Company expects both provisional amounts to be finalized in the second half of 2018 when the 2017 tax return is filed.  The Company has elected to account for the tax on GILTI as a period cost and not as a measure of deferred taxes in the current period.

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

NOTE 2 – REVENUE

At contract inception, Aptar assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e. when the customer obtains control of the good or service).  The majority of our revenues are derived from product and tooling sales, however we also receive revenues from service, license, exclusivity and royalty arrangements, which are considered insignificant.  Revenue by segment and geography for the three and six months ended June 30, 2018 is as follows:

	For the Three Months Ended June 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$207,305	$86,282	$47,319	$27,630	$368,536
Pharma	183,166	43,274	6,819	7,950	241,209
Food + Beverage	30,902	46,920	8,104	14,937	100,863
Total	$421,373	$176,476	$62,242	$50,517	$710,608

	For the Six Months Ended June 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$431,917	$169,356	$95,585	$49,851	$746,709
Pharma	358,841	82,370	13,064	17,061	471,336
Food + Beverage	60,713	95,135	15,867	24,198	195,913
Total	$851,471	$346,861	$124,516	$91,110	$1,413,958

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

The opening and closing balances of Aptar’s contract asset and contract liabilities are as follows:

	Balance as of	Balance as of
	January 1, 2018	June 30, 2018	Increase/
	(opening)	(closing)	(Decrease)
Contract asset (current)	$13,984	$14,136	$152
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$15	$393	$378
Contract liability (long-term)	$824	$519	$(305)

The difference in the opening and closing balances of the Company’s contract asset and contract liabilities are primarily the result of timing differences between the Company’s performance and the customer’s payment. The amount of revenue recognized in the current period that was included in the opening contract liability balance was $89 thousand.

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

Point in Time Performance Obligations

For product and tooling sales considered to be point in time, Aptar typically assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. For free on board (“FOB”) shipping point terms, revenue is recognized at the time of shipment. The performance obligation with respect to the sale of goods is satisfied at the time of shipment because the customer gains control at that time. Once the goods are shipped, the Company is precluded from redirecting the shipment to another customer. With respect to FOB destination sales, shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfilment activities and are accounted for as fulfilment costs and revenue is recorded upon final delivery to the customer location.

Over Time Performance Obligations

For performance obligations related to manufacturing of highly customized products that have no alternative use to the Company and for which the Company has an enforceable right to payment for performance completed to date, the Company transfers control and recognizes revenue over time by measuring progress towards complete satisfaction using the Output Method based on the number of products produced. For similar performance obligations related to our tooling sales, the Company transfers control and recognizes revenue over time by measuring progress towards complete satisfaction using the Input Method based on costs incurred relative to total estimated costs to completion.  We believe these measurements provide a faithful depiction of the transfer of goods as the costs incurred reflect the value of the products produced.

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

To determine when the control transfers, Aptar typically assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. A majority of product sales are sold FOB shipping point. For FOB shipping point shipments, control of the goods transfers to the customer at the time of shipment of the goods. Therefore, Aptar's performance obligation is satisfied at the time of shipment. Aptar has elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. We do not have any material significant payment terms as payment is typically received shortly after the point of sale.

There also exist instances where Aptar manufactures highly customized products that have no alternative use to Aptar and for which Aptar has an enforceable right to payment for performance completed to date. For these products, the Company transfers control and recognizes revenue over time by measuring progress towards completion using the Output Method based on the number of products produced.  As we normally make our products to a customer’s order, the time between production and shipment of our products is typically within a few weeks.

As a part of its customary business practice, Aptar offers a standard warranty that the products will materially comply with the technical specifications and will be free from material defects. Because such warranties are not sold separately, and do not provide for any service beyond a guarantee of a product’s initial specifications, and are not required by law, there is no revenue deferral for these types of warranties.

Tooling Sales

Aptar also builds or contracts for molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, Aptar recognizes revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to Aptar and Aptar has an enforceable right to payment for performance completed to date, the Company transfers control and recognizes revenue over time by measuring progress towards completion using the Input Method based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. We do not have any material significant payment terms as payment is typically either received during the mold-build process or shortly after completion.

In certain instances, Aptar offers extended warranties on our tools above and beyond the normal standard warranties. Aptar normally receives payment at the inception of the contract and recognizes revenue over the term of the contract. At January 1, 2018, $839 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable and Other Liabilities. At June 30, 2018, the unearned amount was $912 thousand. We expect to recognize approximately $167 thousand of the unearned amount during the remainder of 2018, $369 thousand in 2019, and $376 thousand thereafter.

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

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	June 30,	December 31,
	2018	2017
Raw materials	$107,540	$99,196
Work in process	112,643	107,307
Finished goods	122,987	130,713
Total	$343,170	$337,216

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2017 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$223,947	$203,069	$16,871	$1,615	$445,502
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2017	$223,947	$203,069	$16,871	$—	$443,887
Acquisition	5,565	—	—	—	5,565
Foreign currency exchange effects	(3,825)	(5,200)	(200)	—	(9,225)
Goodwill	$225,687	$197,869	$16,671	$1,615	$441,842
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2018	$225,687	$197,869	$16,671	$—	$440,227

The table below shows a summary of intangible assets as of June 30, 2018 and December 31, 2017.

		June 30, 2018			December 31, 2017
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.3	$7,689	$(7,570)	$119	$7,819	$(7,806)	$13
Acquired technology	15.0	46,254	(15,765)	30,489	47,571	(14,624)	32,947
Customer relationships	11.9	67,560	(16,063)	51,497	68,886	(13,401)	55,485
License agreements and other	7.5	21,992	(15,337)	6,655	21,827	(14,812)	7,015
Total intangible assets	11.6	$143,495	$(54,735)	$88,760	$146,103	$(50,643)	$95,460

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2018 and 2017 was $2,754 and $2,506, respectively.  Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2018 and 2017 was $5,573 and $4,935, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2018	$5,676	(remaining estimated amortization for 2018)
2019	11,026
2020	9,901
2021	9,715
2022 and thereafter	52,442

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2018.

NOTE 5 – INCOME TAXES

The TCJA was enacted in the U.S. on December 22, 2017. The TCJA lowered the corporate tax rate from 35.0% to 21.0%, and imposed a one-time transition tax on unremitted earnings as of the end of 2017, among other changes.  New provisions for 2018 include, most notably, a tax on GILTI and BEAT.  The SEC issued SAB 118 to address the U.S. GAAP application of the TCJA.  SAB 118 provides us up to a year to finalize accounting for the impacts of the TCJA.

The Company estimated provisional tax amounts related to the transition tax and components of the revaluation of deferred tax assets and liabilities for the period ended December 31, 2017.  We recognized a net tax charge of approximately $24.7 million, comprised of a provisional charge of $31.6 million for the transition tax and a provisional benefit of $6.8 million related to the corporate rate change.  For the quarter ended June 30, 2018, the Company recorded a benefit of $3.5 million to reflect an adjustment to the calculation of the transition tax.  This adjustment reflects the guidance given in Treasury Notice 2018-26, which allows for the allocation of tax expense in computing the earnings and profits as of November 2, 2017 for purposes of the transition tax.  The Company expects both provisional amounts to be finalized in the second half of 2018 when the 2017 tax return is filed. The Company has elected to account for the tax on GILTI as a period cost and not as a measure of deferred taxes in the current period.

The reported effective tax rate increased to 25.5% for the quarter ended June 30, 2018 compared to 18.1% for the quarter ended June 30, 2017, resulting in an increase to the provision for income taxes of approximately $4.7 million. The current year rate includes the benefit from a true up of the provisional transition tax liability, which reduced the effective tax rate by 4.6% and was partially offset by the charges recorded in the period for the GILTI and BEAT taxes, which increased the effective tax rate by 1.3%. The tax rate for 2017 reflects larger tax benefits from employee share-based compensation, which reduced the effective tax rate by 5.2%, and a benefit from repatriation activities undertaken in 2017, which reduced the effective tax rate by 4.1%.

The reported effective tax rate increased to 26.3% for the six months ended June 30, 2018 compared to 21.5% for the six months ended June 30, 2017, resulting in an increase to the provision for income taxes of approximately $9.0 million. The 2018 rate includes the benefit from a true up of the provisional transition tax liability, which reduced the effective tax rate by 2.2% and was offset by the charges recorded in the period for the GILTI and BEAT taxes, which increased the effective tax rate by 2.9%. The tax rate for 2017 reflects larger tax benefits from employee share-based compensation, which reduced the effective tax rate by 1.4%, and a benefit from repatriation activities undertaken in 2017, which reduced the effective tax rate by 1.9%.

The Company had approximately $3.3 million and $3.1 million recorded for income tax uncertainties as of June 30, 2018 and December 31, 2017, respectively.  The uncertain amounts, if recognized, that would impact the effective tax rate are $3.3 million and $3.1 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $1.4 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

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

The €150 million facility is available to the Company but was undrawn as of June 30, 2018.  For the six months ended June 30, 2018, the floating interest rate on the $280 million bank term loan was 3.61%.

The Company also maintains a 5-year revolving credit facility that provides for unsecured financing of up to $300 million and matures in July 2022. We had no outstanding balance under the credit facility at June 30, 2018 and December 31, 2017.

At June 30, 2018, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 18.00%, due in monthly and annual installments through 2025	$17,748	$—	$17,748
Senior unsecured notes 3.2%, due in 2022	75,000	101	74,899
Senior unsecured debts 3.6% floating, equal annual installments through 2022	280,000	617	279,383
Senior unsecured notes 3.5%, due in 2023	125,000	199	124,801
Senior unsecured notes 1.0%, due in 2023	116,770	479	116,291
Senior unsecured notes 3.4%, due in 2024	50,000	83	49,917
Senior unsecured notes 3.5%, due in 2024	100,000	199	99,801
Senior unsecured notes 1.2%, due in 2024	233,540	985	232,555
Senior unsecured notes 3.6%, due in 2025	125,000	222	124,778
Senior unsecured notes 3.6%, due in 2026	125,000	222	124,778
Capital lease obligations	3,113	—	3,113
	$1,251,171	$3,107	$1,248,064
Current maturities of long-term obligations	(65,170)	—	(65,170)
Total long-term obligations	$1,186,001	$3,107	$1,182,894

At December 31, 2017, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 18.00%, due in monthly and annual installments through 2025	$15,349	$—	$15,349
Senior unsecured notes 3.2%, due in 2022	75,000	113	74,887
Senior unsecured debts 2.6% floating, equal annual installments through 2022	280,000	692	279,308
Senior unsecured notes 3.5%, due in 2023	125,000	217	124,783
Senior unsecured notes 1.0%, due in 2023	120,095	526	119,569
Senior unsecured notes 3.4%, due in 2024	50,000	89	49,911
Senior unsecured notes 3.5%, due in 2024	100,000	217	99,783
Senior unsecured notes 1.2%, due in 2024	240,190	1,066	239,124
Senior unsecured notes 3.6%, due in 2025	125,000	238	124,762
Senior unsecured notes 3.6%, due in 2026	125,000	238	124,762
Capital lease obligations	741	—	741
	$1,256,375	$3,396	$1,252,979
Current maturities of long-term obligations	(61,833)	—	(61,833)
Total long-term obligations	$1,194,542	$3,396	$1,191,146

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2018
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.15 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.31 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $64,108, $58,645, $58,318, $58,273, $132,551 and $876,163 thereafter.

NOTE 7 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2018	2017	2018	2017
Service cost	$2,844	$2,433	$1,491	$1,382
Interest cost	1,706	1,757	457	438
Expected return on plan assets	(2,792)	(2,475)	(658)	(586)
Amortization of net loss	1,210	801	433	460
Amortization of prior service cost	—	—	125	98
Net periodic benefit cost	$2,968	$2,516	$1,848	$1,792

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2018	2017	2018	2017
Service cost	$5,693	$4,853	$3,022	$2,719
Interest cost	3,426	3,505	929	862
Expected return on plan assets	(5,606)	(4,939)	(1,337)	(1,154)
Amortization of net loss	2,428	1,602	879	907
Amortization of prior service cost	—	—	254	192
Net periodic benefit cost	$5,941	$5,021	$3,747	$3,526

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

The Company has no minimum funding requirement and we do not expect to make any contribution to our domestic defined benefit plans in 2018. We expect to contribute approximately $3.1 million to our foreign defined benefit plans in 2018, and as of June 30, 2018, we have contributed approximately $1.2 million of that amount.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2016	$(259,888)	$(59,775)	$(46)	$(319,709)
Other comprehensive income before reclassifications	51,595	—	—	51,595
Amounts reclassified from accumulated other comprehensive income	—	1,775	14	1,789
Net current-period other comprehensive income	51,595	1,775	14	53,384
Balance - June 30, 2017	$(208,293)	$(58,000)	$(32)	$(266,325)

Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)
Other comprehensive income before reclassifications	(43,283)	—	10,794	(32,489)
Amounts reclassified from accumulated other comprehensive income	—	2,699	(8,568)	(5,869)
Net current-period other comprehensive income	(43,283)	2,699	2,226	(38,358)
Balance - June 30, 2018	$(228,786)	$(61,896)	$(978)	$(291,660)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended June 30,	2018	2017

Defined Benefit Pension Plans
Amortization of net loss	$1,643	$1,261	(1)
Amortization of prior service cost	125	98	(1)
	1,768	1,359	Total before tax
	(425)	(463)	Tax benefit
	$1,343	$896	Net of tax
Derivatives
Changes in treasury locks	$11	$11	Interest Expense
Changes in cross currency swap: interest component	(1,468)	—	Interest Expense
Changes in cross currency swap: foreign exchange component	(14,969)	—	Miscellaneous, net
	(16,426)	11	Total before tax
	2,790	(4)	Tax benefit
	$(13,636)	$7	Net of tax
Total reclassifications for the period	$(12,293)	$903

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Six Months Ended June 30,	2018	2017

Defined Benefit Pension Plans
Amortization of net loss	$3,307	$2,509	(1)
Amortization of prior service cost	254	192	(1)
	3,561	2,701	Total before tax
	(862)	(926)	Tax benefit
	$2,699	$1,775	Net of tax
Derivatives
Changes in treasury locks	$22	$21	Interest Expense
Changes in cross currency swap: interest component	(2,487)	—	Interest Expense
Changes in cross currency swap: foreign exchange component	(7,853)	—	Miscellaneous, net
	(10,318)	21	Total before tax
	1,750	(7)	Tax benefit
	$(8,568)	$14	Net of tax
Total reclassifications for the period	$(5,869)	$1,789

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

CASH FLOW HEDGE

For derivative instruments that are designated and qualify as cash flow hedges, the changes in fair values are recorded in accumulated other comprehensive loss and included in changes in derivative gain/loss. The changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Condensed Consolidated Statements of Cash Flows.

As disclosed in Note 6 – Long-Term Obligations, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan.  Related to this hedge, approximately $1.2 million of net after-tax loss is included in accumulated other comprehensive earnings at June 30, 2018. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at June 30, 2018 is $5.1 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates.  As of June 30, 2018, the fair value of the cross currency swap was a $5.5 million liability. The swap contract expires on July 20, 2022.

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

OTHER

As of June 30, 2018, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other and $0.4 million in accounts payable and accrued liabilities on the balance sheet.  All forward exchange contracts outstanding as of June 30, 2018 had an aggregate contract amount of $105.3 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017

		June 30, 2018		December 31, 2017
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$680	$—	$663
		$—	$680	$—	$663

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$398	$—	$1,604
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	5,484	—	16,309	—
		$5,484	$398	$16,309	$1,604

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Quarters Ended June 30, 2018 and 2017

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2018	2017		2018	2017
Cross currency swap contract:
Interest component	$3,717	$—	Interest expense	$1,468	$—	$(7,964)
Foreign exchange component	14,969	—	Miscellaneous, net	14,969	—	(577)
	$18,686	$—		$16,437	$—	$(8,541)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2018 and 2017

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2018	2017		2018	2017
Cross currency swap contract:
Interest component	$5,152	$—	Interest expense	$2,487	$—	$(16,019)
Foreign exchange component	7,853	—	Miscellaneous, net	7,853	—	(1,444)
	$13,005	$—		$10,340	$—	$(17,463)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended June 30, 2018 and 2017

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2018	2017
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$972	$(49,762)
		$972	$(49,762)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2018 and 2017

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2018	2017
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$1,113	$(49,117)
		$1,113	$(49,117)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
June 30, 2018
Derivative Assets	$680	—	$680	—	—	$680
Total Assets	$680	—	$680	—	—	$680

Derivative Liabilities	$5,882	—	$5,882	—	—	$5,882
Total Liabilities	$5,882	—	$5,882	—	—	$5,882

December 31, 2017
Derivative Assets	$663	—	$663	—	—	$663
Total Assets	$663	—	$663	—	—	$663

Derivative Liabilities	$17,913	—	$17,913	—	—	$17,913
Total Liabilities	$17,913	—	$17,913	—	—	$17,913

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2018, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$680	$—	$680	$—
Total assets at fair value	$680	$—	$680	$—
Liabilities
Foreign exchange contracts (1)	$398	$—	$398	$—
Cross currency swap contract (1)	5,484	—	5,484	—
Total liabilities at fair value	$5,882	$—	$5,882	$—

As of December 31, 2017, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$663	$—	$663	$—
Total assets at fair value	$663	$—	$663	$—
Liabilities
Foreign exchange contracts (1)	$1,604	$—	$1,604	$—
Cross currency swap contract (1)	16,309	—	16,309	—
Total liabilities at fair value	$17,913	$—	$17,913	$—

(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $1.1 billion as of June 30, 2018 and December 31, 2017. As discussed in Note 17-Acquistions, the Company has a contingent consideration obligation to the selling shareholders of Reboul SAS (“Reboul”) in connection with the Reboul Acquisition (as defined herein) based on 2018 earnings before net interest, taxes, depreciation and amortization (“EBITDA”).  We consider this a Level 3 liability; however, we do not estimate any value for this obligation as of June 30, 2018.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of June 30, 2018 and December 31, 2017.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at the Company’s facility in Jundiaí, São Paulo, Brazil.  The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, the Company reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo (“CETESB”).  The Company is currently assessing the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for further investigation and possible remediation, which are based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and ongoing review of the CETESB.  We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required.  We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.  We accrued $1.5 million (operating expense) in the first quarter of 2017 relating to this contingency.  The amount is periodically reviewed, and adjusted as necessary, as the matter continues to evolve.  Based on the current status of the investigation, no adjustment to the accrual was necessary for the quarter ended June 30, 2018.  Also, during the quarter ended June 30, 2018, the Company recorded a $750 thousand accrual for a potential environmental matter at a U.S. manufacturing site.  As it is a new matter, this amount represents our best estimate of the probable loss given the information currently available.  We will continue to monitor this matter and update the accrual amount as necessary.

NOTE 12 – STOCK REPURCHASE PROGRAM

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and six months ended June 30, 2018, the Company repurchased approximately 480 thousand and 668 thousand shares for approximately $45.0 million and $61.7 million, respectively.  During the three and six months ended June 30, 2017, the Company repurchased approximately 613 thousand and 822 thousand shares for approximately $51.7 million and $67.7 million, respectively.  As of June 30, 2018, there was $80.2 million of authorized share repurchases available to the Company.

NOTE 13 – STOCK-BASED COMPENSATION

The Company issues stock options and restricted stock units (“RSUs”), which consist of time-based and performance-based awards, to employees under stock awards plans approved by stockholders.  In addition, RSUs are issued to non-employee directors under a Restricted Stock Unit Award Agreement for Directors pursuant to the 2018 Equity Incentive Plan. Previously, non-employee directors were issued stock options under a Director Stock Option Plan.  Stock options are awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant.

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

Compensation expense attributable to employee stock options for the first six months of 2018 was approximately $7.1 million ($5.4 million after tax).  The income tax benefit related to this compensation expense was approximately $1.7 million.  Approximately $5.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense attributable to stock options for the first six months of 2017 was approximately $9.9 million ($6.7 million after tax).  The income tax benefit related to this compensation expense was approximately $3.2 million.  Approximately $8.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82 and $11.86 per share during the first six months of 2018 and 2017, respectively.  These values were estimated on the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six Months Ended June 30,	2018	2017
Dividend Yield	1.5%	1.7%
Expected Stock Price Volatility	14.2%	15.8%
Risk-free Interest Rate	2.8%	2.2%
Expected Life of Option (years)	6.6	6.7

A summary of option activity under the Company’s stock plans during the six months ended June 30, 2018 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2018	8,059,319	$61.67	214,967	$57.44
Granted	603,901	88.39	—	—
Exercised	(829,617)	53.07	(44,000)	53.35
Forfeited or expired	(112,768)	72.32	—	—
Outstanding at June 30, 2018	7,720,835	$64.53	170,967	$58.49
Exercisable at June 30, 2018	5,723,152	$59.78	170,967	$58.49
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2018	6.1		4.7
Exercisable at June 30, 2018	5.3		4.7
Aggregate Intrinsic Value:
Outstanding at June 30, 2018	$222,765		$5,964
Exercisable at June 30, 2018	$192,316		$5,964
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2018	$31,307		$1,608
June 30, 2017	$41,030		$3,441

The grant date fair value of options vested during the six months ended June 30, 2018 and 2017 was $16.5 million and $16.9 million, respectively.  Cash received from option exercises was approximately $46.4 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $8.1 million in the six months ended June 30, 2018.  As of June 30, 2018, the remaining valuation of stock option awards to be expensed in future periods was $13.9 million and the related weighted-average period over which it is expected to be recognized is 2.1 years.

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

Six Months Ended June 30,	2018
Fair value per stock award	$134.09
Measurement date stock price	$93.38
Assumptions:
Aptar's stock price expected volatility	12.00%
Expected average volatility of peer companies	27.40%
Correlation assumption	20.10%
Risk-free interest rate	2.58%
Dividend yield assumption	1.37%

A summary of RSU activity as of June 30, 2018, and changes during the six month period then ended, is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2018	124,067	$74.65	—	$—
Granted	94,324	89.89	80,843	111.55
Vested	(33,182)	75.77	—	—
Forfeited	(4,053)	87.54	(3,184)	111.55
Nonvested at June 30, 2018	181,156	$82.09	77,659	$111.55

Included in the June 30, 2018 time-based RSUs are 14,257 units awarded to non-employee directors and 14,793 units vested related to non-employee directors.

Compensation expense recorded attributable to RSUs for the first six months of 2018 and 2017 was approximately $3.8 million and $1.8 million, respectively.  The actual tax benefit realized for the tax deduction from RSUs was approximately $703 thousand in the six months ended June 30, 2018. The fair value of units vested during the six months ended June 30, 2018 and 2017 was $2.5 million and $4.0 million, respectively.  The intrinsic value of units vested during the six months ended June 30, 2018 and 2017 was $3.0 million and $4.3 million, respectively.  As of June 30, 2018, there was $21.8 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.7 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative TSR of our common stock during a three-year performance period compared to a peer group.  The total expected expense related to this program for awards outstanding as of June 30, 2018 is approximately $2.3 million, of which $136 thousand and $1.5 million was recognized in the first six months of 2018 and 2017, respectively.

NOTE 14 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$55,775	$55,775	$65,174	$65,174

Average equivalent shares
Shares of common stock	62,402	62,402	62,631	62,631
Effect of dilutive stock based compensation
Stock options	2,358	—	2,144	—
Restricted stock	90	—	53	—
Total average equivalent shares	64,850	62,402	64,828	62,631
Net income per share	$0.86	$0.89	$1.01	$1.04

	Six Months Ended
	June 30, 2018		June 30, 2017
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$115,075	$115,075	$116,994	$116,994

Average equivalent shares
Shares of common stock	62,266	62,266	62,494	62,494
Effect of dilutive stock-based compensation
Stock options	2,293	—	1,973	—
Restricted stock	81	—	52	—
Total average equivalent shares	64,640	62,266	64,519	62,494
Net income per share	$1.78	$1.85	$1.81	$1.87

NOTE 15 – SEGMENT INFORMATION

The Company is organized into three reporting segments.  Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.  Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In order to more closely align with how the markets analyze our segment results, we have changed our non-U.S. GAAP segment measure of profitability from Segment Income to Adjusted EBITDA beginning in 2018.  All internal segment reporting and discussions of results with our Chief Operating Decision Maker (CODM) are now based on segment Adjusted EBITDA.  All references to segment profitability have been updated for this change.

Financial information regarding the Company’s reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Sales:
Beauty + Home	$374,161	$327,475	$757,624	$654,408
Pharma	241,282	201,703	471,414	398,617
Food + Beverage	101,420	94,958	197,065	177,307
Total Sales	716,863	624,136	1,426,103	1,230,332
Less: Intersegment Sales:
Beauty + Home	$5,625	$5,358	$10,915	$9,843
Pharma	73	1	78	3
Food + Beverage	557	1,031	1,152	1,424
Total Intersegment Sales	$6,255	$6,390	$12,145	$11,270
Net Sales:
Beauty + Home	$368,536	$322,117	$746,709	$644,565
Pharma	241,209	201,702	471,336	398,614
Food + Beverage	100,863	93,927	195,913	175,883
Net Sales	$710,608	$617,746	$1,413,958	$1,219,062
Adjusted EBITDA (1):
Beauty + Home	$45,846	$44,550	$98,981	$86,638
Pharma	86,353	69,649	166,193	138,490
Food + Beverage	18,063	18,694	30,802	31,640
Corporate & Other, unallocated	(9,043)	(9,014)	(20,622)	(18,146)
Acquisition related costs (2)	(2,563)	—	(2,563)	—
Restructuring Initiatives (3)	(18,214)	—	(24,150)	—
Depreciation and amortization	(40,101)	(37,242)	(81,276)	(74,573)
Interest Expense	(7,964)	(7,712)	(16,019)	(15,974)
Interest Income	2,521	643	4,769	973
Income before Income Taxes	$74,898	$79,568	$156,115	$149,048

(1)

The Company evaluates performance of our business units and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and transaction costs.

(2)	Acquisition-related costs include transaction costs and purchase accounting adjustments related to inventory for acquisitions (see Note 17 – Acquisitions for further details).
(3)	Restructuring Initiatives includes expense items for the three and six months ended June 30, 2018 as follows (see Note 18 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Business Transformation
Employee Severance and Other Costs	$18,214	$—	$24,150	$—
Total Restructuring Initiatives	$18,214	$—	$24,150	$—
Restructuring Initiatives by Segment
Beauty + Home	$14,631	$—	$19,647	$—
Pharma	1,224	—	1,588	—
Food + Beverage	1,354	—	1,669	—
Corporate & Other	1,005	—	1,246	—
Total Restructuring Initiatives	$18,214	$—	$24,150	$—

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

Losses related to the fire of $6.1 million and $12.0 million were incurred during the three and six months ended June 30, 2018, respectively.  Losses related to the fire of $5.0 million and $9.9 million were incurred during the three and six months ended June 30, 2017, respectively.  For the six months ended June 30, 2018, we received insurance proceeds of $22.5 million, and have no insurance receivable as of June 30, 2018.  In many cases, our insurance coverage exceeds the amount of these recognized losses. However, no gain contingencies were recognized during the three or six months ended June 30, 2018 as our ability to realize those gains remains uncertain.  Profitability was negatively impacted by $2.5 million and $4.0 million related to the Annecy fire during the three and six months ended June 30, 2018, respectively.  Profitability was negatively impacted by $1.4 million and $2.7 million related to the Annecy fire during the three and six months ended June 30, 2017, respectively.  These costs are included in the Beauty + Home segment.

NOTE 17 – ACQUISITIONS

On July 26, 2018, the Company announced it has made a binding offer to acquire CSP Technologies S.à r.l. (“CSP Technologies”). Further information about this transaction can be found in Note 19 – Subsequent Events.

On May 1, 2018, the Company acquired 100% of the common stock of Reboul, a French manufacturer specializing in stamping, decorating and assembling metal and plastic packaging for the cosmetics and luxury markets, for an initial purchase price of approximately $3.6 million (exclusive of $112 thousand of cash acquired) (the “Reboul Acquisition”). The results of Reboul’s operations have been included in the consolidated financial statements within our Beauty + Home segment since the date of acquisition. The Company is in the process of finalizing purchase accounting. As part of the Reboul Acquisition, we may be obligated to pay to the selling shareholders of Reboul certain contingent consideration based on 2018 EBITDA as defined in the purchase agreement. Based on projections as of acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be zero.

In May 2018, the Company invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, doing business as Propeller Health, which is accounted for at cost, consistent with measurement alternative guidance described in Note 1 above. There were no indications of impairment nor were there any changes resulting from observable price changes noted in the three months ended June 30, 2018.

In February 2017, the Company acquired a 20% minority investment in Kali Care, Inc. (“Kali Care”) for $5.0 million. Kali Care is a Silicon Valley-based technology company that provides digital monitoring systems for ophthalmic medication. Kali Care’s sensing technology allows clinicians to collect real-time compliance data, and is a powerful tool for ophthalmologists in managing the care of their patients, and represents an additional investment into connected devices for our Pharma applications.  This investment is being accounted for under the equity method of accounting from the date of acquisition.

NOTE 18 – RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  For the three and six months ended June 30, 2018, we recognized $18.2 million and $24.2 million of restructuring costs related to this plan, respectively.  We estimate total implementation costs of approximately $90 million over the next three years. We also anticipate making capital investments related to the business transformation of approximately $45 million of which the majority will be in 2018.

As of June 30, 2018 we have recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Six Months			Reserve at
	12/31/2017	Ended 6/30/2018	Cash Paid	FX Impact	6/30/2018
Employee severance	$2,258	$998	$(1,367)	$(62)	$1,827
Other costs	—	23,152	(8,731)	(92)	14,329
Totals	$2,258	$24,150	$(10,098)	$(154)	$16,156

NOTE 19 – SUBSEQUENT EVENTS

On July 26, 2018, the Company announced it has made a binding offer to acquire CSP Technologies, a leader in active packaging technology based on proprietary material science expertise,  for an enterprise value of $555 million. The Company expects to enter into a definitive stock purchase agreement with CSP Technologies upon completion of the consultation process with CSP Technologies’ works council in France. The purchase will be funded with available cash on hand. The proposed transaction, which has been approved by the Company’s Board of Directors, will be subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of this year. For the quarter ended June 30, 2018, we recognized $1.9 million in transaction costs related to the binding offer.  These costs are reflected in the selling, research & development and administrative line of the Condensed Consolidated Statements of Income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.3	64.7	65.1	64.4
Selling, research & development and administrative	15.1	15.5	15.5	16.1
Depreciation and amortization	5.6	6.0	5.8	6.1
Restructuring initiatives	2.6	—	1.7	—
Operating income	11.4	13.8	11.9	13.4
Other expense	(0.9)	(0.9)	(0.9)	(1.2)
Income before income taxes	10.5	12.9	11.0	12.2
Net Income	7.8	10.6	8.1	9.6
Effective tax rate	25.5%	18.1%	26.3%	21.5%
Adjusted EBITDA margin (1)	19.9%	20.1%	19.5%	19.6%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 34.

NET SALES

We reported net sales of $710.6 million for the quarter ended June 30, 2018, which represents a 15% increase compared to $617.7 million reported during the second quarter of 2017. The average U.S. dollar exchange rate strengthened compared to most major currencies, but weakened compared to the euro and British pound, resulting in a net positive currency translation impact of 4%.  Therefore, core sales, which exclude changes in foreign currency rates, increased by 11% in the second quarter of 2018 compared to the second quarter of 2017.  The core sales growth reflected increased demand for products across all three of our reporting segments.  Tooling sales also increased $15.4 million during the quarter ended June 30, 2018 compared to the prior year with all three segments participating in the increases.

Second Quarter 2018	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	10%	14%	5%	11%
Acquisitions	1%	—%	—%	—%
Currency Effects (1)	3%	6%	2%	4%
Total Reported Net Sales Growth	14%	20%	7%	15%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

For the first six months of 2018, we reported net sales of $1.41 billion, 16% above the first six months of 2017 reported net sales of $1.22 billion.  The average U.S. dollar exchange rate weakened compared to the euro while the impact of several other major currencies on our business was mixed.  This resulted in a positive currency translation impact of 7%.  Therefore, core sales for the first six months of 2018 increased 9% compared to the first six months of 2017 as all three segments reported strong growth over the first six months of 2017.  Core sales were also positively impacted by higher tooling sales of $15.7 million for the first six months of 2018 compared to the prior year.

First Six Months of 2018	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	9%	10%	7%	9%
Acquisitions	—%	—%	—%	—%
Currency Effects (1)	7%	8%	4%	7%
Total Reported Net Sales Growth	16%	18%	11%	16%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total

Domestic	$176,476	25%	$161,309	26%	$346,861	25%	$320,639	26%
Europe	421,373	59%	356,713	58%	851,471	60%	707,210	58%
Latin America	62,242	9%	57,804	9%	124,516	9%	111,408	9%
Asia	50,517	7%	41,920	7%	91,110	6%	79,805	7%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales increased to 65.3% in the second quarter of 2018 compared to 64.7% in the second quarter of 2017. Our COS percentage was negatively impacted by higher material costs. While the majority of our material cost increases can be passed along to our customers in our selling prices, we experience a lag in the timing of passing on these cost increases.  We also have a higher COS percentage due to the mix of sales.  Historically, our tooling sales margins are lower than our product sales margins.  Therefore, the increase in tooling sales during the second quarter of 2018 negatively impacts our COS percentage.  Finally, the incremental business from our Reboul acquisition reported higher COS percentage than our core business, in part due to the effects of purchase accounting adjustments related to inventory, which further negatively impacted our overall COS percentage.

Cost of sales as a percent of net sales increased to 65.1% in the first six months of 2018 compared to 64.4% in the same period a year ago.  As mentioned above, our COS percentage was negatively impacted by the timing delay of resin pass-throughs to our customers along with other material increases. We also reported a higher COS percentage due to the increase in lower-margin tooling sales and some operational inefficiencies including, but not limited to start-up costs in our French anodizing facility during the first six months of 2018 compared to the first six months of 2017.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our selling, research & development and administrative expenses (“SG&A”) increased by approximately $11.7 million to $107.1 million in the second quarter of 2018 compared to $95.4 million during the same period in 2017. Excluding changes in foreign currency rates, SG&A increased by approximately $8.3 million in the quarter. The increase is mainly due to the increases in professional fees and higher personnel costs in accordance with our growth strategy. In addition, we recognized approximately $2.4 million of transaction costs related to our acquisitions during the second quarter of 2018. Although SG&A increased in amount, SG&A as a percentage of net sales decreased to 15.1% compared to 15.5% in the same period of the prior year due to the strong increase in sales.

SG&A increased by $22.9 million to $219.6 million in the first six months of 2018 compared to $196.7 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $11.0 million in the first six months of 2018 compared to the first six months of 2017.  As discussed above, the increase is related to higher professional fees, personnel and acquisition-related costs. During 2018, we recognized approximately $0.9 million of costs related to the write-down of an administrative building that is being held for sale, while in 2017 we recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s facility in Brazil. Although SG&A increased in amount, SG&A as a percentage of net sales decreased to 15.5% compared to 16.1% in the same period of the prior year due to the strong increase in sales.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $2.9 million in the second quarter of 2018 compared to the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $1.1 million in the quarter compared to the same period a year ago. This increase is mainly due to increased capital spending in the current year to support the growth in our business. Depreciation and amortization as a percentage of net sales decreased to 5.6% in the second quarter of 2018 compared to 6.0% in the same period of the prior year primarily due to the strong increase in sales.

For the first six months of 2018, reported depreciation and amortization expenses increased by approximately $6.7 million compared to the first six months of 2017. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $1.5 million compared to the same period a year ago. As discussed above, this increase is mainly due to increased capital spending in the current year to support the growth in our business. Depreciation and amortization as a percentage of net sales decreased to 5.8% in the first six months of 2018 compared to 6.1% in the same period of the prior year primarily due to the strong increase in sales.

RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed.  During the second quarter of 2018, we recognized approximately $18.2 million of restructuring costs related to this plan with approximately $14.6 million, $1.2 million, $1.4 million and $1.0 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.  During the first six months of 2018, we recognized approximately $24.2 million of restructuring costs related to this plan with approximately $19.7 million, $1.6 million, $1.7 million and $1.2 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.  We estimate total implementation costs of approximately $90 million over the next three years, including costs that have been recognized to date. We also anticipate making capital investments related to the business transformation of approximately $45 million in 2018.  We expect this business transformation to yield annualized incremental EBITDA of approximately $80 million by the end of 2020, principally within the Beauty + Home segment.

OPERATING INCOME

Operating income decreased approximately $4.4 million in the second quarter of 2018 compared to the same period a year ago.  Excluding changes in foreign currency rates, operating income decreased by approximately $8.9 million in the quarter compared to the same period a year ago.  This decrease is due to $18.2 million of restructuring costs reported during the second quarter of 2018. Operating income as a percentage of net sales decreased to 11.4% in the second quarter of 2018 compared to 13.8% for the same period in the prior year. This is mainly the result of costs related to our restructuring initiatives as discussed above.

Operating income increased approximately $5.5 million to $168.9 million in the first six months of 2018 compared to $163.4 million in the same period of the prior year.  Excluding changes in foreign currency rates, operating income decreased by approximately $8.0 million in the first six months of 2018 compared to the same period a year ago. As discussed above, this decrease is due to the $24.2 million of restructuring costs reported during the first six months of 2018.  Operating income as a percentage of net sales decreased to 11.9% in the first six months of 2018 compared to 13.4% for the same period in the prior year mainly due to costs related to our restructuring initiatives.

NET OTHER EXPENSE

Net other expense in the second quarter of 2018 increased to $6.0 million from $5.8 million in the same period of the prior year. For 2018, interest income increased by approximately $1.9 million due to higher interest rates on U.S. cash balances repatriated from Europe, which resulted in lower net other expense during the second quarter of 2018. However, in 2017 we realized $2.5 million of income on our forward exchange contracts due to the forward points in the currencies in which we were invested, which lowered net other expense during the second quarter of 2017.

Net other expenses for the six months ended June 30, 2018 decreased to $12.8 million from $14.4 million in the same period of the prior year.  As discussed above, this decrease is mainly due to $3.8 million of higher interest income in 2018 on U.S. cash balances repatriated from Europe compared to $2.5 million of incremental income on our forward exchange contracts during 2017.

EFFECTIVE TAX RATE

The reported effective tax rate increased to 25.5% for the three months ended June 30, 2018 compared to 18.1% for the same period ended June 30, 2017. The current year rate includes the benefit from a true up of the provisional transition tax liability, which reduced the effective tax rate by 4.6% and was partially offset by the charges recorded in the period for the global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) taxes, which increased the effective tax rate by 1.3%. The tax rate for 2017 reflects larger tax benefits from employee share-based compensation, which reduced the effective tax rate by 5.2%, and a benefit from repatriation activities undertaken in 2017, which reduced the effective tax rate by 4.1%.

The reported effective tax rate also increased to 26.3% for the six months ended June 30, 2018 compared to 21.5% for the six months ended June 30, 2017. The 2018 rate includes the benefit from a true up of the provisional transition tax liability, which reduced the effective tax rate by 2.2% and was offset by the charges recorded in the period for the GILTI and BEAT taxes, which increased the effective tax rate by 2.9%. The tax rate for 2017 reflects larger tax benefits from employee share-based compensation, which reduced the effective tax rate by 1.4%, and a benefit from repatriation activities undertaken in 2017, which reduced the effective tax rate by 1.9%.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $55.8 million and $115.1 million in the three and six months ended June 30, 2018, respectively, compared to $65.2 million and $117.0 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$368,536	$322,117	$746,709	$644,565
Adjusted EBITDA (1)	45,846	44,550	98,981	86,638
Adjusted EBITDA margin (1)	12.4%	13.8%	13.3%	13.4%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and transaction costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 34.

Net sales for the quarter ended June 30, 2018 increased 14% to $368.5 million compared to $322.1 million in the second quarter of the prior year.  Incremental sales from our Reboul acquisition positively impacted sales by 1% while changes in currency rates positively impacted net sales by 3%.  Therefore, core sales increased 10% in the second quarter of 2018 compared to the same quarter of the prior year.  Geographically, sales increased in all regions compared to the prior year quarter. We also experienced strong core sales across all three of our markets with personal care, beauty and home care core sales increasing 16%, 6% and 6%, respectively, compared to the prior year quarter.  The increase in personal care sales mainly relates to higher sales of our body care products and increased tooling sales.  Sales to the beauty market are related to higher product sales to our facial skin care customers while the increase in the home care market is due to strong growth across the majority of applications.

Second Quarter 2018	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	16%	6%	6%	10%
Acquisitions	—%	1%	—%	1%
Currency Effects (1)	2%	5%	2%	3%
Total Reported Net Sales Growth	18%	12%	8%	14%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales increased 16% in the first six months of 2018 to $746.7 million compared to $644.6 million in the first six months of the prior year.  Changes in currency rates positively impacted net sales by 7%. Acquisitions were immaterial for the six month period ended June 30, 2018. Therefore, core sales increased 9% in the first six months of 2018 compared to the same period in the prior year.  Core sales were higher across all three markets as personal care, beauty and home care increased by 11%, 8% and 3%, respectively.  Strong sales in the fragrance and body care applications along with higher tooling sales were responsible for the increase in sales for the first six months of 2018 compared to 2017.

First Six Months of 2018	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	11%	8%	3%	9%
Acquisitions	—%	1%	—%	—%
Currency Effects (1)	4%	8%	5%	7%
Total Reported Net Sales Growth	15%	17%	8%	16%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2018 increased 3% to $45.8 million compared to $44.6 million reported in the same period in the prior year.  Increases in product and tooling sales, and an operational improvement in our European custom decorative packaging business, more than offset increases in material costs and unfavorable operating results related to the start-up of our French anodizing facility and our Reboul acquisition during the second quarter of 2018 compared to the second quarter of 2017.

Adjusted EBITDA in the first six months of 2018 increased 14% to $99.0 million compared to $86.6 million reported in the same period in the prior year.  Our increase in sales more than offset increased resin and metal prices. The first six months of 2017 also included $1.5 million of estimated costs to remediate environmental contamination found at the Company’s anodizing facility in Brazil.

PHARMA SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$241,209	$201,702	$471,336	$398,614
Adjusted EBITDA (1)	86,353	69,649	166,193	138,490
Adjusted EBITDA margin (1)	35.8%	34.5%	35.3%	34.7%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and transaction costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 34.

Net sales for the Pharma segment increased 20% in the second quarter of 2018 to $241.2 million compared to $201.7 million in the second quarter of 2017.  Changes in currency positively affected net sales by 6% in the second quarter of 2018.  Therefore, core sales increased by 14% in the second quarter of 2018 compared to the second quarter of 2017. All three markets reported increased core sales over the prior year.  Core sales to the prescription market were particularly strong and increased 16% mainly driven by increased demand for our innovative nasal drug delivery systems for our central nervous system and allergic rhinitis treatments along with increased tooling sales. Sales to the consumer health care market also increased significantly, up 20%, on strong demand for our nasal saline, nasal decongestant and ophthalmic-related products.  For the injectables market, core sales increased 2% primarily due to increased demand for components used in the administration of vaccine products to customers in Europe and Northeast Asia during the second quarter of 2018.

Second Quarter 2018	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	16%	20%	2%	14%
Currency Effects (1)	6%	4%	6%	6%
Total Reported Net Sales Growth	22%	24%	8%	20%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first six months of 2018 increased by 18% to $471.3 million compared to $398.6 million in the first six months of 2017.  Changes in currency rates positively impacted net sales by 8% in the first six months of 2018.  Therefore, core sales increased by 10% in the first six months of 2018 compared to the same period in the prior year. As discussed above, the prescription drug market reported core sales increase of 8% on strong sales of our products sold for central nervous system and allergic rhinitis treatments. Core sales to the consumer health care market increased 18% on strong demand for our products used on decongestants and nasal salines. Core sales of our products to the injectables markets increased 5% due to strong sales of our injectable components used on vaccine products. Tooling sales did not have a significant impact on the Pharma segment’s reported results for the first six months of 2018 compared to 2017.

First Six Months of 2018	Prescription	Consumer
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Total

Core Sales Growth	8%	18%	5%	10%
Currency Effects (1)	8%	7%	10%	8%
Total Reported Net Sales Growth	16%	25%	15%	18%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2018 increased 24% to $86.4 million compared to $69.6 million reported in the same period of the prior year.  The strong product sales across all three application fields discussed above along with improved operational efficiencies led to the increase in reported results for the second quarter of 2018 compared to the second quarter of 2017.

Adjusted EBITDA in the first six months of 2018 increased 20% to $166.2 million compared to $138.5 million reported in the same period of the prior year. The increased sales and improved operational efficiencies discussed above offset lower profitability on some tooling projects.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$100,863	$93,927	$195,913	$175,883
Adjusted EBITDA (1)	18,063	18,694	30,802	31,640
Adjusted EBITDA margin (1)	17.9%	19.9%	15.7%	18.0%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and transaction costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 34.

Net sales for the quarter ended June 30, 2018 increased approximately 7% to $100.9 million compared to $93.9 million in the second quarter of the prior year. Changes in foreign currency rates had a favorable impact of 2% on the total segment sales. Therefore, core sales increased by 5% in the second quarter of 2018 compared to the second quarter of 2017.  Core sales to the food market increased 4% while core sales to the beverage market increased 7% in the second quarter of 2018 compared to the same period of the prior year.  For the food market, strong sales of our products to our infant nutrition customers offset softness in sales to our sauces and condiments customers.  For the beverage market, strong product sales to our bottled water and juice customers offset softness in sales to our functional drink and dairy customers.  For the segment, we benefitted from a $2.5 million increase in tooling sales along with a $1.4 million increase on the pass-through of resin price changes in the quarter ended June 30, 2018 compared to the second quarter of the prior year.

Second Quarter 2018
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	4%	7%	5%
Currency Effects (1)	1%	4%	2%
Total Reported Net Sales Growth	5%	11%	7%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first six months of 2018 increased by 11% to $195.9 million compared to $175.9 million in the first six months of 2017.  Changes in currency rates positively impacted net sales by 4% in the first six months of 2018.  Therefore, core sales increased by 7% in the first six months of 2018 compared to the same period in the prior year.  Core sales to the food market increased 10% while core sales to the beverage market increased 4% in the first six months of 2018 compared to the same period of the prior year.  Sales to the food market increased due to strong sales of our products to our infant nutrition and dairy customers.  For the beverage market, strong sales to our bottled water and juice customers offset a decrease in functional drink application sales, mainly in China. Sales for the first six months of 2018 were favorably impacted by $8.8 million of higher tooling sales along with a $3.7 million increase on the pass-through of resin price changes compared to the first six months of 2017.

First Six Months of 2018
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	10%	4%	7%
Currency Effects (1)	3%	6%	4%
Total Reported Net Sales Growth	13%	10%	11%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2018 decreased 3% to $18.1 million compared to $18.7 million reported in the same period of the prior year.  This decrease is mainly due to lower profit on our tooling projects, product mix, some price concessions to secure long-term supply contracts and some operational inefficiencies in the second quarter of 2018 compared to the second quarter of 2017.

Adjusted EBITDA in the first six months of 2018 decreased 3% to $30.8 million compared to $31.6 million reported in the same period of the prior year.  As discussed above, our profitability was negatively impacted by lower tooling profits along with some pricing concessions and operational inefficiencies.  We also reported a decrease due to the normal timing delay of our pass-through of higher resin costs.

CORPORATE & OTHER

In addition to our three reporting segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 15 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring and transaction costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments.  For the quarter ended June 30, 2018, Corporate & Other expenses remained consistent with the second quarter 2017 at $9.0 million.

Corporate & Other expenses in the first six months of 2018 increased to $20.6 million compared to $18.1 million reported in the same period of the prior year.  This increase is mainly due to increases in advisory, legal and personnel costs.  We also reported a $0.9 million loss on the write-down of an administrative building, which is held for sale.

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

We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”).  We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and consolidated adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges and transaction costs.

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

	Three Months Ended
	June 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$710,608	$368,536	$241,209	$100,863	$-	$-

Reported net income	$55,781
Reported income taxes	19,117
Reported income before income taxes	74,898	10,510	73,607	10,329	(14,105)	(5,443)
Adjustments:
Restructuring initiatives	18,214	14,631	1,224	1,354	1,005
Transaction costs related to acquisitions	2,444	574			1,870
Purchase accounting adjustments related to acquired companies' inventory	119	119
Adjusted earnings before income taxes	95,675	25,834	74,831	11,683	(11,230)	(5,443)
Interest expense	7,964					7,964
Interest income	(2,521)					(2,521)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	101,118	25,834	74,831	11,683	(11,230)	-
Depreciation and amortization	40,101	20,012	11,522	6,380	2,187	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$141,219	$45,846	$86,353	$18,063	$(9,043)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.9%	12.4%	35.8%	17.9%

	Three Months Ended
	June 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$617,746	$322,117	$201,702	$93,927	$-	$-

Reported net income	$65,189
Reported income taxes	14,379
Reported income before income taxes	79,568	25,203	59,792	12,577	(10,935)	(7,069)
Adjustments:
None
Earnings before income taxes	79,568	25,203	59,792	12,577	(10,935)	(7,069)
Interest expense	7,712					7,712
Interest income	(643)					(643)
Earnings before net interest and taxes (EBIT)	86,637	25,203	59,792	12,577	(10,935)	-
Depreciation and amortization	37,242	19,347	9,857	6,117	1,921	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$123,879	$44,550	$69,649	$18,694	$(9,014)	$-

EBITDA margins (EBITDA / Reported Net Sales)	20.1%	13.8%	34.5%	19.9%

	Six Months Ended
	June 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,413,958	$746,709	$471,336	$195,913	$-	$-

Reported net income	$115,069
Reported income taxes	41,046
Reported income before income taxes	156,115	37,217	141,899	16,255	(28,006)	(11,250)
Adjustments:
Restructuring initiatives	24,150	19,647	1,588	1,669	1,246
Transaction costs related to acquisitions	2,444	574			1,870
Purchase accounting adjustments related to acquired companies' inventory	119	119
Adjusted earnings before income taxes	182,828	57,557	143,487	17,924	(24,890)	(11,250)
Interest expense	16,019					16,019
Interest income	(4,769)					(4,769)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	194,078	57,557	143,487	17,924	(24,890)	-
Depreciation and amortization	81,276	41,424	22,706	12,878	4,268	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$275,354	$98,981	$166,193	$30,802	$(20,622)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.5%	13.3%	35.3%	15.7%

	Six Months Ended
	June 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,219,062	$644,565	$398,614	$175,883	$-	$-

Reported net income	$116,994
Reported income taxes	32,054
Reported income before income taxes	149,048	47,411	118,862	19,717	(21,941)	(15,001)
Adjustments:
None
Earnings before income taxes	149,048	47,411	118,862	19,717	(21,941)	(15,001)
Interest expense	15,974					15,974
Interest income	(973)					(973)
Earnings before net interest and taxes (EBIT)	164,049	47,411	118,862	19,717	(21,941)	-
Depreciation and amortization	74,573	39,227	19,628	11,923	3,795	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$238,622	$86,638	$138,490	$31,640	$(18,146)	$-

EBITDA margins (EBITDA / Reported Net Sales)	19.6%	13.4%	34.7%	18.0%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2018	2017

Notes payable	$6,592	$4,336
Current maturities of long-term obligations, net of unamortized debt issuance costs	65,170	61,833
Long-Term Obligations, net of unamortized debt issuance costs	1,182,894	1,191,146
Total Debt	1,254,656	1,257,315
Less:
Cash and equivalents	718,091	712,640
Net Debt	$536,565	$544,675

Total Stockholders' Equity	$1,347,512	$1,312,048
Net Debt	536,565	544,675
Net Capital	$1,884,077	$1,856,723

Net Debt to Net Capital	28.5%	29.3%

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

We generally incur higher employee stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated total stock-based compensation expense on a pre-tax basis (in $ millions) for the year 2018 compared to 2017 is as follows:

	2018	2017
First Quarter	$7.5	$7.8
Second Quarter	3.4	3.9
Third Quarter (estimated for 2018)	4.6	3.3
Fourth Quarter (estimated for 2018)	4.5	3.9
	$20.0	$18.9

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

In the first six months of 2018, our operations provided approximately $154.5 million in net cash flow compared to $148.9 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations is primarily attributable to profit growth and no contributions made to the pension plan in 2018.

We used $90.7 million in cash for investing activities during the first six months of 2018 compared to $70.3 million during the same period a year ago. Our investment in capital projects increased $25.0 million for the first six months of 2018 compared to the first six months of 2017 to support the growth of our business. We invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, doing business as Propeller Health, which is accounted for at cost, and acquired Reboul, a French manufacturer specializing in stamping, decorating and assembling metal and plastic packaging for the cosmetics and luxury markets, for an initial purchase price of approximately $3.6 million (exclusive of $112 thousand of cash acquired). This was offset by the receipt of $10.6 million of insurance proceeds related to the Annecy fire property damages. In 2017, we also invested $5.0 million for a 20% minority investment in a technology company which provides digital monitoring systems for medical devices. Our 2018 estimated cash outlays for capital expenditures are expected to be in the range of approximately $220 to $230 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities used $52.3 million in cash during the first six months of 2018 compared to $216.4 million during the same period a year ago.  During the first six months of 2018, we used cash on hand to repurchase and retire common stock.  In the first six months of 2017, we repatriated approximately $263 million from Europe to the U.S. These funds were used to repay $160 million outstanding on the U.S. revolving credit facility and repurchase $67.7 million of common stock, of which $41.0 million was retired and $26.7 million was put into treasury stock.

Cash and equivalents increased to $718.1 million at June 30, 2018 from $712.6 million at December 31, 2017.  Total short and long-term interest bearing debt of $1.3 billion at June 30, 2018 was at the same level as December 31, 2017.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholder’s equity plus Net Debt) was 28.5% at June 30, 2018 compared to 29.3% at December 31, 2017. See the reconciliation of non-U.S. GAAP measures starting on page 34.

On July 20, 2017, the Company replaced its $300 million revolving credit facility with a new 5-year multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in Aptar’s consolidated leverage ratio. We had no outstanding balance under the credit facility at June 30, 2018 and at December 31, 2017.  We incurred approximately $252 thousand and $284 thousand in interest and fees related to our credit facilities during the six months ended June 30, 2018 and 2017, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2018
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.15 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.31 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.2 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or uncommitted short-term borrowings.  Following the repatriation of cash to the U.S. discussed above, the majority of our $718.1 million in cash and equivalents is located within the U.S. and we now have committed financing arrangements in the UK as detailed below.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

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

On July 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.34 per share payable on August 22, 2018 to stockholders of record as of August 1, 2018.

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

In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2018.  We continue to evaluate the impact the adoption of this standard will have on our Condensed Consolidated Financial Statements.

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

In January 2017, the FASB issued guidance to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As a result, impairment charges will be required for the amount by which a reporting units carrying amount exceeds its fair value up to the amount of its allocated goodwill. The new standard is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe that this new guidance will have a material impact on its Condensed Consolidated Financial Statements.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

OUTLOOK

For the third quarter, we expect continued core sales growth over the prior year in each reporting segment. Our sales growth momentum is expected to remain broad-based though at varying degrees across most of our end markets. We continue to serve attractive markets as leading provider of innovative dispensing solutions. We remain committed to executing our growth strategy in order to create long-term value for all stakeholders. We expect earnings per share for the third quarter, excluding any restructuring expenses and effects associated with the CSP Technologies acquisition, to be in the range of $0.90 to $0.95 per share, compared to $0.83 per share reported in the same period of the prior year.  Our guidance range is based on an effective tax rate range of 29.0% to 31.0%. Prior year adjusted earnings per share, adjusted for comparable exchange rates, would have been approximately $0.82. Prior year earnings would have been $0.08 lower had our current effective tax rate been applied to prior year earnings.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•	economic conditions worldwide, including potential deflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	the impact of tax reform legislation;
•	significant fluctuations in foreign currency exchange rates or our effective tax rate;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	changes in customer and/or consumer spending levels;
•	loss of one or more key accounts;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;

•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the impact and extent of contamination found at the Company’s facility in Brazil;
•	our ability to successfully implement facility expansions and new facility projects;
•	the impact of the UK leaving the European Union (Brexit) on our UK operations;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•

our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products, including the completion of the CSP Technologies acquisition and the successful integration of the CSP Technologies business;

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

The table below provides information as of June 30, 2018 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the third quarter of 2018.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

Swiss Franc / Euro	$51,596	0.8678	51,596-52,969
Euro / U.S. Dollar	16,448	1.1715	9,551-16,448
Euro / Brazilian Real	11,420	4.3597	11,420-13,475
Colombian Peso / U.S. Dollar	6,873	0.0003	0-6,964
U.S. Dollar / Euro	6,690	0.8483	3,089-6,690
Euro / Indian Rupee	6,078	81.6463	6,065-6,151
Euro / Indonesian Rupiah	2,228	16,785.0000	2,228-2,228
U.S. Dollar / Colombian Peso	1,555	2,916.9200	0-7,214
Euro / Mexican Peso	851	23.8084	546-892
U.S. Dollar / Mexican Peso	547	20.3841	547-800
Euro / Swiss Franc	512	1.1591	512-1,024
British Pound / Euro	400	1.1423	400-1,373
U.S. Dollar / Swiss Franc	98	0.9824	0-98
Total	$105,296

As of June 30, 2018, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other and $0.4 million in accounts payable and accrued liabilities on the balance sheet. Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly-owned UK subsidiary.  The fair value of this cash flow hedge is $5.5 million and is reported in accounts payable and accrued liabilities on the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended June 30, 2018, the Plan purchased 5,092 shares of our common stock on behalf of the participants at an average price of $91.15, for an aggregate amount of $464 thousand, and sold no shares of our common stock on behalf of the participants.  At June 30, 2018, the Plan owned 79,651 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

The Company spent $45.0 million to repurchase approximately 480 thousand shares during the second quarter of 2018.

The following table summarizes the Company’s purchases of its securities for the quarter ended June 30, 2018:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

4/1 – 4/30/18	—	$—	—	$125.2
5/1 – 5/31/18	—	—	—	125.2
6/1 – 6/30/18	479,656	93.81	479,656	80.2
Total	479,656	$93.81	479,656	$80.2

ITEM 6.  EXHIBITS

Exhibit 10.1	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.2	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.3	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2018, filed with the SEC on August 1, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets – June 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Changes in Equity - Six Months Ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2018 and 2017 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 1, 2018