Form 10-Q
period 2018-09-30
APTARGROUP INC
filed 2018-11-05
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

DELAWARE	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)

265 EXCHANGE DRIVE, SUITE 100, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Common Stock, $.01 par value per share	62,814,068 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$665,775	$624,326	$2,079,733	$1,843,388
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	435,379	407,781	1,355,445	1,192,129
Selling, research & development and administrative	103,574	95,536	323,146	292,274
Depreciation and amortization	41,857	40,087	123,133	114,660
Restructuring initiatives	23,852	—	48,002	—
	604,662	543,404	1,849,726	1,599,063
Operating Income	61,113	80,922	230,007	244,325

Other (Expense) Income:
Interest expense	(8,735)	(9,733)	(24,754)	(25,707)
Interest income	1,537	1,113	6,306	2,086
Equity in results of affiliates	(45)	(72)	(130)	(142)
Miscellaneous, net	(2,928)	(2,712)	(4,372)	(1,996)
	(10,171)	(11,404)	(22,950)	(25,759)

Income before Income Taxes	50,942	69,518	207,057	218,566

Provision for Income Taxes	11,920	15,989	52,966	48,043

Net Income	$39,022	$53,529	$154,091	$170,523

Net Income Attributable to Noncontrolling Interests	$(26)	$(6)	$(20)	$(6)

Net Income Attributable to AptarGroup, Inc.	$38,996	$53,523	$154,071	$170,517

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.63	$0.86	$2.47	$2.73
Diluted	$0.60	$0.83	$2.38	$2.64

Average Number of Shares Outstanding:
Basic	62,378	62,592	62,304	62,527
Diluted	65,129	64,821	64,822	64,626

Dividends per Common Share	$0.34	$0.32	$0.98	$0.96

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Income	$39,022	$53,529	$154,091	$170,523
Other Comprehensive Income:
Foreign currency translation adjustments	(9,869)	17,903	(53,157)	69,505
Changes in treasury locks, net of tax	3	7	17	21
(Gain) loss on derivatives, net of tax	(1,166)	(3,591)	1,046	(3,591)
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	90	74	278	210
Amortization of net loss included in net income, net of tax	1,243	850	3,754	2,489
Total defined benefit pension plan, net of tax	1,333	924	4,032	2,699
Total other comprehensive (loss) income	(9,699)	15,243	(48,062)	68,634
Comprehensive Income	29,323	68,772	106,029	239,157
Comprehensive Income Attributable to Noncontrolling Interests	(15)	(11)	(4)	(18)
Comprehensive Income Attributable to AptarGroup, Inc.	$29,308	$68,761	$106,025	$239,139

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and equivalents	$291,382	$712,640
Accounts and notes receivable, less allowance for doubtful accounts of $2,702 in 2018 and $3,161 in 2017	580,450	510,426
Inventories	394,264	337,216
Prepaid and other	118,613	109,791
	1,384,709	1,670,073
Property, Plant and Equipment:
Buildings and improvements	446,216	416,241
Machinery and equipment	2,352,421	2,237,655
	2,798,637	2,653,896
Less: Accumulated depreciation	(1,842,885)	(1,811,819)
	955,752	842,077
Land	25,355	25,829
	981,107	867,906
Other Assets:
Investments in affiliates	19,143	9,444
Goodwill	699,330	443,887
Intangible assets	283,110	95,460
Miscellaneous	39,597	51,053
	1,041,180	599,844
Total Assets	$3,406,996	$3,137,823

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	September 30,	December 31,
	2018	2017
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, including revolving credit facilities	$153,236	$4,336
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,039	61,833
Accounts payable and accrued liabilities	524,528	461,579
	741,803	527,748
Long-Term Obligations, net of unamortized debt issuance costs	1,131,737	1,191,146
Deferred Liabilities and Other:
Deferred income taxes	48,857	20,995
Retirement and deferred compensation plans	67,704	80,278
Deferred and other non-current liabilities	24,837	5,608
Commitments and contingencies	—	—
	141,398	106,881
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 67.2 and 66.7 million shares issued as of September 30, 2018 and December 31, 2017, respectively	672	667
Capital in excess of par value	670,710	609,471
Retained earnings	1,345,851	1,301,147
Accumulated other comprehensive (loss)	(301,348)	(253,302)
Less: Treasury stock at cost, 4.5 and 4.9 million shares as of September 30, 2018 and December 31, 2017, respectively	(324,141)	(346,245)
Total AptarGroup, Inc. Stockholders’ Equity	1,391,744	1,311,738
Noncontrolling interests in subsidiaries	314	310
Total Stockholders’ Equity	1,392,058	1,312,048
Total Liabilities and Stockholders’ Equity	$3,406,996	$3,137,823

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2018 and 2017		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - June 30, 2017	$1,238,123	$(266,325)	$665	$(257,731)	$594,145	$299	$1,309,176
Net income	53,523	—	—	—	—	6	53,529
Foreign currency translation adjustments	—	17,898	—	—	—	5	17,903
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	924	—	—	—	—	924
Changes in treasury locks, net of tax	—	7	—	—	—	—	7
Changes in derivative gains/losses, net of tax	—	(3,591)	—	—	—	—	(3,591)
Stock awards and option exercises	—	—	1	4,024	5,463	—	9,488
Cash dividends declared on common stock	(20,070)	—	—	—	—	—	(20,070)
Treasury stock purchased	—	—	—	(45,542)	—	—	(45,542)
Balance - September 30, 2017	$1,271,576	$(251,087)	$666	$(299,249)	$599,608	$310	$1,321,824

Balance - June 30, 2018	$1,328,034	$(291,660)	$668	$(336,278)	$646,449	$299	$1,347,512
Net income	38,996	—	—	—	—	26	39,022
Foreign currency translation adjustments	—	(9,858)	—	—	—	(11)	(9,869)
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	1,333	—	—	—	—	1,333
Changes in treasury locks, net of tax	—	3	—	—	—	—	3
Changes in derivative gains/losses, net of tax	—	(1,166)	—	—	—	—	(1,166)
Stock awards and option exercises	—	—	4	12,137	24,261	—	36,402
Cash dividends declared on common stock	(21,179)	—	—	—	—	—	(21,179)
Balance - September 30, 2018	$1,345,851	$(301,348)	$672	$(324,141)	$670,710	$314	$1,392,058

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2018 and 2017		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2016	$1,197,234	$(319,709)	$660	$(250,917)	$546,682	$292	$1,174,242
Net income	170,517	—	—	—	—	6	170,523
Foreign currency translation adjustments	—	69,493	—	—	—	12	69,505
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	2,699	—	—	—	—	2,699
Changes in treasury locks, net of tax	—	21	—	—	—	—	21
Changes in derivative gains/losses, net of tax	—	(3,591)	—	—	—	—	(3,591)
Stock awards and option exercises	—	—	11	23,938	57,742	—	81,691
Cash dividends declared on common stock	(60,002)	—	—	—	—	—	(60,002)
Treasury stock purchased	—	—	—	(72,270)	—	—	(72,270)
Common stock repurchased and retired	(36,173)	—	(5)	—	(4,816)	—	(40,994)
Balance - September 30, 2017	$1,271,576	$(251,087)	$666	$(299,249)	$599,608	$310	$1,321,824

Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048
Net income	154,071	—	—	—	—	20	154,091
Adoption of accounting standards	2,937	—	—	—	—	—	2,937
Foreign currency translation adjustments	—	(53,141)	—	—	—	(16)	(53,157)
Changes in unrecognized pension gains/losses and related amortization, net of tax	—	4,032	—	—	—	—	4,032
Changes in treasury locks, net of tax	—	17	—	—	—	—	17
Changes in derivative gains/losses, net of tax	—	1,046	—	—	—	—	1,046
Stock awards and option exercises	—	—	11	26,009	67,705	—	93,725
Cash dividends declared on common stock	(60,989)	—	—	—	—	—	(60,989)
Treasury stock purchased	—	—	—	(3,905)	—	—	(3,905)
Common stock repurchased and retired	(51,315)	—	(6)	—	(6,466)	—	(57,787)
Balance - September 30, 2018	$1,345,851	$(301,348)	$672	$(324,141)	$670,710	$314	$1,392,058

See accompanying Unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2018	2017

Cash Flows from Operating Activities:
Net income	$154,091	$170,523
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	113,555	107,017
Amortization	9,578	7,643
Stock-based compensation	14,829	15,005
Provision for doubtful accounts	190	124
Gain on disposition of fixed assets	(979)	67
Deferred income taxes	(5,414)	(2,265)
Defined benefit plan expense	14,466	12,932
Equity in results of affiliates	130	142
Changes in balance sheet items, excluding effects from acquisitions and foreign currency adjustments:
Accounts and other receivables	(72,620)	(46,038)
Inventories	(41,183)	(1,392)
Prepaid and other current assets	(807)	(10,839)
Accounts payable and accrued liabilities	55,921	49,158
Income taxes payable	(7,481)	2,061
Retirement and deferred compensation plan liabilities	(21,534)	(20,621)
Other changes, net	(3,157)	(18,355)
Net Cash Provided by Operations	209,585	265,162
Cash Flows from Investing Activities:
Capital expenditures	(145,321)	(120,803)
Proceeds from sale of property and equipment	4,056	2,345
Insurance proceeds	10,631	—
Settlement of derivative	—	(66,155)
Acquisition of business, net of cash acquired	(527,916)	—
Acquisition of intangible assets	(346)	—
Investment in unconsolidated affiliate	(10,000)	(5,000)
Notes receivable, net	216	451
Net Cash (Used) by Investing Activities	(668,680)	(189,162)
Cash Flows from Financing Activities:
Proceeds from notes payable	18,003	—
Repayments of notes payable	(6,395)	—
Proceeds and repayments of short term credit facility, net	139,384	(63,905)
Proceeds from long-term obligations	10,092	625,525
Repayments of long-term obligations	(67,026)	(4,836)
Dividends paid	(60,989)	(60,002)
Credit facility costs	—	(2,937)
Proceeds from stock option exercises	78,896	66,686
Purchase of treasury stock	(3,905)	(72,270)
Common stock repurchased and retired	(57,787)	(40,994)
Net Cash Provided by Financing Activities	50,273	447,267
Effect of Exchange Rate Changes on Cash	(7,436)	29,112
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(416,258)	552,379
Cash and Equivalents and Restricted Cash at Beginning of Period	712,640	466,287
Cash and Equivalents and Restricted Cash at End of Period	$296,382	$1,018,666

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the CSP Technologies acquisition.

Nine Months Ended September 30,	2018	2017

Cash and equivalents	$291,382	$1,018,666
Restricted cash included in prepaid and other	5,000	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$296,382	$1,018,666

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

During the quarter ended June 30, 2018, primarily based on published estimates, which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Local currency monetary assets and liabilities have been remeasured into U.S. dollars using exchange rates as of the latest balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in net earnings. During the third quarter of 2018, we recognized approximately $1.0 million of additional losses due to these changes. Our Argentinian operations contributed approximately 2.0% of consolidated net assets and revenues at and for the nine months ended September 30, 2018.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In May 2014, the FASB issued ASU 2014-09, which amended the guidance for recognition of revenue from customer contracts.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  On January 1, 2018, we adopted this standard and all the related amendments (the “new revenue standard”) for all contracts.  This adoption was accounted for using the modified retrospective method.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 opening balance of retained earnings.  Comparative information for the prior periods has not been restated and continues to be reported under the accounting standards in effect prior to January 1, 2018.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statements of income and balance sheets is as follows:

	For the Three Months Ended September 30, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Statements of Income
Net Sales
Beauty + Home	$341,760	$340,787	$973
Pharma	227,515	227,526	(11)
Food + Beverage	96,500	96,478	22
Costs and Expenses
Cost of sales (exclusive of depreciation and amortization)	435,379	434,601	778
Provision for income taxes	11,920	11,866	54
Net income	39,022	38,870	152

	For the Nine Months Ended September 30, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Statements of Income
Net Sales
Beauty + Home	$1,088,469	$1,087,922	$547
Pharma	698,851	699,299	(448)
Food + Beverage	292,413	292,437	(24)
Costs and Expenses
Cost of sales (exclusive of depreciation and amortization)	1,355,445	1,354,844	601
Provision for income taxes	52,966	53,138	(172)
Net income	154,091	154,445	(354)

	September 30, 2018
		Balances
		Without	Effect of
	As	Adoption of	Change
	Reported	ASC 606	Higher/(Lower)
Consolidated Balance Sheets
Assets
Inventories	$394,264	$409,502	$(15,238)
Prepaid and other	118,613	102,767	15,846
Liabilities
Accounts payable and accrued liabilities	524,528	528,081	(3,553)
Deferred income taxes	48,857	47,737	1,120
Deferred and other non-current liabilities	24,837	24,379	458
Stockholders’ Equity
Retained earnings	1,345,851	1,343,268	2,583

In January 2016, the FASB issued ASU 2016-01, which provides guidance on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. In February 2018, ASU 2018-03 was issued to clarify certain aspects of the guidance issued in January 2016. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any related changes in fair value in net income unless the investments qualify for the new practicality exception. A measurement alternative exists for those equity investments that do not have a readily determinable fair value. These investments may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.  The standard also includes a new impairment model for equity investments without readily determinable fair values. The new model is a single-step model under which the Company is required to perform a qualitative assessment each reporting period to identify impairment. When a qualitative assessment indicates that an impairment exists, the Company will estimate the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02 and subsequent amendments, which requires organizations to recognize leases on the balance sheet, and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and recognition of expense in the income statement. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date (option 1) as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and the significant new disclosures about our leasing activities.

In August 2016, the FASB issued ASU 2016-15, which provides guidance on the classification of certain cash receipts and cash payments within the statement of cash flows.  This guidance provides clarification for the following types of transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. However, early adoption was permitted and an entity that elects early adoption must adopt all of the amendments on a retrospective basis in the period of adoption. The Company adopted this standard in the fourth quarter of 2017.

In November 2016, the FASB issued ASU 2016-18, which provides guidance to address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows.  The amendments in this standard require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018 and appropriate disclosures are included on the statement of cash flows to the extent applicable.

In January 2017, the FASB issued ASU 2017-01, which provides guidance to clarify the definition of a business to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term “output” so that the term is consistent with how outputs are described in the new guidance for revenue recognition. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018.

In March 2017, the FASB issued ASU 2017-07, which provides guidance to disaggregate the current service cost component from the other components of net periodic benefit costs.  The service cost component should be presented within compensation costs while the other components should be presented outside of income from operations. The guidance also clarifies that only the service cost component is eligible for capitalization.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018 and the prior periods were restated as follows:

	Original		Revised
	Balance	Adjustment	Balance
Revised Condensed Consolidated Statements of Income
Three Months Ended September 30, 2017
Cost of sales (exclusive of depreciation and amortization)	$408,081	$(300)	$407,781
Selling, research & development and administrative	95,748	(212)	95,536
Total Operating Expenses	543,916	(512)	543,404
Operating Income	80,410	512	80,922
Miscellaneous, net	(2,200)	(512)	(2,712)
Total Other (Expense) Income	(10,892)	(512)	(11,404)
Income before Income Taxes	69,518	—	69,518
Nine Months Ended September 30, 2017
Cost of sales (exclusive of depreciation and amortization)	$1,192,967	$(838)	$1,192,129
Selling, research & development and administrative	292,923	(649)	292,274
Total Operating Expenses	1,600,550	(1,487)	1,599,063
Operating Income	242,838	1,487	244,325
Miscellaneous, net	(509)	(1,487)	(1,996)
Total Other (Expense) Income	(24,272)	(1,487)	(25,759)
Income before Income Taxes	218,566	—	218,566

In May 2017, the FASB issued ASU 2017-09, which provides clarification on applying the standards for stock compensation accounting.  The new standard provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company adopted the requirements of this standard during the first quarter of 2018.

In August 2017, the FASB issued ASU 2017-12, which provides new guidance to improve the accounting for hedging activities.  The guidance changes the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the guidance makes certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  However, early application is permitted in any interim period after the issuance of this guidance.  The Company adopted this standard in the third quarter of 2017.  See details in Note 9 – Derivative Instruments and Hedging Activities.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Condensed Consolidated Financial Statements.

RETIREMENT OF COMMON STOCK

During the first nine months of 2018, the Company repurchased 668 thousand shares of common stock, of which 623 thousand shares were immediately retired.  During the first nine months of 2017, the Company repurchased 1.4 million shares of common stock, of which 512 thousand shares were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  The Company allocates the excess purchase price over par value between additional paid-in capital and retained earnings.

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

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in the United States on December 22, 2017. The TCJA lowered the corporate tax rate from 35.0% to 21.0% and imposed a one-time transition tax on unremitted earnings as of the end of 2017, and featured many other tax law provisions.  New provisions for 2018 include, most notably, a tax on global intangible low-taxed income (“GILTI”) and the base erosion anti-abuse tax (“BEAT”), repeal of the domestic manufacturing deduction and limitations on the deductibility of executive compensation.  The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the U.S. GAAP application of the TCJA.  SAB 118 provides us up to a year to finalize accounting for the impacts of the TCJA.

The Company estimated provisional tax amounts related to the transition tax and components of the revaluation of deferred tax assets and liabilities for the period ended December 31, 2017.  This resulted in the recognition of a net tax charge of approximately $24.8 million, comprised of a provisional charge of $31.6 million for the transition tax and a provisional benefit of $6.8 million related to the corporate rate change.  While our accounting for the enactment of the new U.S. tax legislation is not complete, during the three months ended September 30, 2018, we recognized a provisional, discrete $1.9 million net tax benefit, consisting of a provisional $2.8 million benefit related to the change in the corporate tax rate that was partially offset by a provisional $0.9 million charge for the transition tax liability. During the nine months ended September 30, 2018, we recognized $5.4 million in provisional, discrete net tax benefits, composed of the $2.8 million benefit for the change in corporate tax rate and a net $2.6 million decrease to our transition tax liability. The benefit for the lower transition tax liability reflects additional guidance issued by the U.S. Treasury during 2018.  The Company expects both provisional amounts to be finalized in the fourth quarter of 2018 when the 2017 U.S. tax return filings are completed. The Company has elected to account for the tax on GILTI as a period cost and not as a measure of deferred taxes in the current period.

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

NOTE 2 – REVENUE

At contract inception, Aptar assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service).  The majority of the Company’s revenues are derived from product and tooling sales; however Aptar also receives revenues from service, license, exclusivity and royalty arrangements, which are considered insignificant.  Revenue by segment and geography for the three and nine months ended September 30, 2018 is as follows:

	For the Three Months Ended September 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$190,267	$83,353	$44,653	$23,487	$341,760
Pharma	161,733	50,126	6,165	9,491	227,515
Food + Beverage	29,472	47,870	7,476	11,682	96,500
Total	$381,472	$181,349	$58,294	$44,660	$665,775

	For the Nine Months Ended September 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$622,184	$252,709	$140,238	$73,338	$1,088,469
Pharma	520,574	132,496	19,229	26,552	698,851
Food + Beverage	90,185	143,005	23,343	35,880	292,413
Total	$1,232,943	$528,210	$182,810	$135,770	$2,079,733

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

The opening and closing balances of Aptar’s contract asset and contract liabilities are as follows:

	Balance as of	Balance as of
	January 1, 2018	September 30, 2018	Increase/
	(opening)	(closing)	(Decrease)
Contract asset (current)	$13,984	$15,846	$1,862
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$15	$413	$398
Contract liability (long-term)	$824	$458	$(366)

The differences in the opening and closing balances of the Company’s contract asset and contract liabilities are primarily the result of timing differences between the Company’s performance and the customer’s payment. The amount of revenue recognized in the current year that was included in the opening contract liability balance was $154 thousand.

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

To determine when the control transfers, Aptar typically assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. A majority of product sales are sold FOB shipping point. For FOB shipping point shipments, control of the goods transfers to the customer at the time of shipment of the goods. Therefore, Aptar's performance obligation is satisfied at the time of shipment. Aptar has elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. Aptar does not have any material significant payment terms as payment is typically received shortly after the point of sale.

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

As a part of its customary business practice, Aptar offers a standard warranty that the products will materially comply with the technical specifications and will be free from material defects. Because such warranties are not sold separately, do not provide for any service beyond a guarantee of a product’s initial specifications, and are not required by law, there is no revenue deferral for these types of warranties.

Tooling Sales

Aptar also builds or contracts for molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, Aptar recognizes revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to Aptar and Aptar has an enforceable right to payment for performance completed to date, the Company transfers control and recognizes revenue over time by measuring progress towards completion using the Input Method based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. Aptar does not have any material significant payment terms as payment is typically either received during the mold-build process or shortly after completion.

In certain instances, Aptar offers extended warranties on our tools above and beyond the normal standard warranties. Aptar normally receives payment at the inception of the contract and recognizes revenue over the term of the contract. At January 1, 2018, $839 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable and Other Liabilities. At September 30, 2018, the unearned amount was $871 thousand. Aptar expects to recognize approximately $102 thousand of the unearned amount during the remainder of 2018, $367 thousand in 2019, and $402 thousand thereafter.

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

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	September 30,	December 31,
	2018	2017
Raw materials	$111,985	$99,196
Work in process	127,569	107,307
Finished goods	154,710	130,713
Total	$394,264	$337,216

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2017 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$223,947	$203,069	$16,871	$1,615	$445,502
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2017	$223,947	$203,069	$16,871	$—	$443,887
Acquisition	5,565	154,827	106,389	—	266,781
Foreign currency exchange effects	(4,853)	(6,237)	(248)	—	(11,338)
Goodwill	$224,659	$351,659	$123,012	$1,615	$700,945
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2018	$224,659	$351,659	$123,012	$—	$699,330

The table below shows a summary of intangible assets as of September 30, 2018 and December 31, 2017.

		September 30, 2018			December 31, 2017
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	0.3	$7,645	$(7,535)	$110	$7,819	$(7,806)	$13
Acquired technology	13.5	93,171	(16,786)	76,385	47,571	(14,624)	32,947
Customer relationships	14.6	199,591	(18,162)	181,429	68,886	(13,401)	55,485
Trademarks and trade names	7.0	21,333	(5,311)	16,022	6,965	(4,485)	2,480
License agreements and other	9.3	19,808	(10,644)	9,164	14,862	(10,327)	4,535
Total intangible assets	13.2	$341,548	$(58,438)	$283,110	$146,103	$(50,643)	$95,460

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2018 and 2017 was $4,005 and $2,708, respectively.  Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2018 and 2017 was $9,578 and $7,643, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2018	$6,023	(remaining estimated amortization for 2018)
2019	23,888
2020	22,786
2021	22,407
2022 and thereafter	208,006

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2018.

NOTE 5 – INCOME TAXES

The TCJA was enacted in the U.S. on December 22, 2017. The TCJA lowered the corporate tax rate from 35.0% to 21.0% and imposed a one-time transition tax on unremitted earnings as of the end of 2017, among other changes.  New provisions for 2018 include, most notably, a tax on GILTI and BEAT, repeal of the domestic manufacturing deduction and limitations on the deductibility of executive compensation.  The SEC issued SAB 118 to address the U.S. GAAP application of the TCJA.  SAB 118 provides us up to a year to finalize accounting for the impacts of the TCJA.

The Company estimated provisional tax amounts related to the transition tax and components of the revaluation of deferred tax assets and liabilities for the period ended December 31, 2017.  This resulted in the recognition of a net tax charge of approximately $24.8 million, comprised of a provisional charge of $31.6 million for the transition tax and a provisional benefit of $6.8 million related to the corporate rate change.  While our accounting for the enactment of the new U.S. tax legislation is not complete, during the three months ended September 30, 2018, we recognized a provisional, discrete $1.9 million net tax benefit, consisting of a provisional $2.8 million benefit related to the change in the corporate tax rate that was partially offset by a provisional $0.9 million charge for the transition tax liability. During the nine months ended September 30, 2018, we recognized $5.4 million in provisional, discrete net tax benefits, comprised of the $2.8 million benefit for the change in corporate tax rate and a net $2.6 million decrease to our transition tax liability. The benefit for the lower transition tax liability reflects additional guidance issued by the U.S. Treasury during 2018.  The Company expects both provisional amounts to be finalized in the fourth quarter of 2018 when the 2017 U.S. tax return filings are completed. The Company has elected to account for the tax on GILTI as a period cost and not as a measure of deferred taxes in the current period.

The reported effective tax rate for the three months ended September 30, 2018 was 23.4%. The current year rate was favorably impacted by $4.5 million of tax benefits from employee share-based compensation along with a $1.9 million benefit from the TCJA provisional items (see above) and $3.5 million of refunds from the settlement of tax claims.  These favorable items were partially offset in the quarter by a $1.4 million impact of foreign valuation allowances, $1.5 million from the new U.S. tax provisions, including GILTI and BEAT and $4.0 million of other discrete and non-discrete tax items. The reported effective tax rate for the three months ended September 30, 2017 was 23.0%.  The prior year tax rate was favorably impacted by a $4.4 million benefit of refunds from the settlement of tax claims.

The reported effective tax rate for the nine months ended September 30, 2018 was 25.6%.   The tax rate was favorably impacted by $9.9 million of tax benefits from employee share-based compensation along with a $5.4 million benefit from the TCJA provisional items (see above) and $3.9 million of refunds from the settlement of tax claims.  These favorable items were partially offset by a $6.3 million impact from the new U.S. tax provisions, including GILTI and BEAT and $4.5 million of other discrete and non-discrete tax items. The reported effective tax rate for the nine months ended September 30, 2017 was 22.0%.  The prior year tax rate was favorably impacted by $8.8 million of tax benefits from employee share-based compensation, a $3.4 million net benefit from the settlement of tax claims and a $3.6 million benefit from repatriation activities to the U.S.

The Company had approximately $3.5 million and $3.1 million recorded for income tax uncertainties as of September 30, 2018 and December 31, 2017, respectively.  The uncertain amounts, if recognized, that would impact the effective tax rate are $3.5 million and $3.1 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax positions will decrease by no more than $1.5 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.

-NOTE 6 – DEBT

At September 30, 2018, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 18.00%, due in monthly and annual installments through 2025	$17,521	$—	$17,521
Senior unsecured notes 3.2%, due in 2022	75,000	94	74,906
Senior unsecured debts 3.6% floating, equal annual installments through 2022	224,000	578	223,422
Senior unsecured notes 3.5%, due in 2023	125,000	190	124,810
Senior unsecured notes 1.0%, due in 2023	116,095	456	115,639
Senior unsecured notes 3.4%, due in 2024	50,000	80	49,920
Senior unsecured notes 3.5%, due in 2024	100,000	190	99,810
Senior unsecured notes 1.2%, due in 2024	232,190	944	231,246
Senior unsecured notes 3.6%, due in 2025	125,000	215	124,785
Senior unsecured notes 3.6%, due in 2026	125,000	215	124,785
Capital lease obligations	8,932	—	8,932
	$1,198,738	$2,962	$1,195,776
Current maturities of long-term obligations	(64,039)	—	(64,039)
Total long-term obligations	$1,134,699	$2,962	$1,131,737

At December 31, 2017, the Company’s long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.61% – 18.00%, due in monthly and annual installments through 2025	$15,349	$—	$15,349
Senior unsecured notes 3.2%, due in 2022	75,000	113	74,887
Senior unsecured debts 2.6% floating, equal annual installments through 2022	280,000	692	279,308
Senior unsecured notes 3.5%, due in 2023	125,000	217	124,783
Senior unsecured notes 1.0%, due in 2023	120,095	526	119,569
Senior unsecured notes 3.4%, due in 2024	50,000	89	49,911
Senior unsecured notes 3.5%, due in 2024	100,000	217	99,783
Senior unsecured notes 1.2%, due in 2024	240,190	1,066	239,124
Senior unsecured notes 3.6%, due in 2025	125,000	238	124,762
Senior unsecured notes 3.6%, due in 2026	125,000	238	124,762
Capital lease obligations	741	—	741
	$1,256,375	$3,396	$1,252,979
Current maturities of long-term obligations	(61,833)	—	(61,833)
Total long-term obligations	$1,194,542	$3,396	$1,191,146

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2018
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	2.05 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.36 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

During the third quarter of 2017, the Company entered into the borrowing arrangements summarized below through our wholly-owned United Kingdom  subsidiary to better balance our capital structure.

Debt Type	Amount	Term/Maturity	Interest Rate
Bank term loan	$280,000	5 year amortizing/July 2022	2.56% floating swapped to 1.36% fixed
Bank revolver	€150,000	5 year/July 2022	1.10% floating
Private placement	€100,000	6 year/July 2023	0.98% fixed
Private placement	€200,000	7 year/July 2024	1.17% fixed

The €150 million facility is available to the Company and €89.5 million was utilized as of September 30, 2018.  For the nine months ended September 30, 2018, the floating interest rate on the remaining $224 million of the original $280 million bank term loan was 3.60%.

The Company also maintains a 5-year revolving credit facility that provides for unsecured financing of up to $300 million and matures in July 2022. We had a $35.0 million outstanding balance under the credit facility at September 30, 2018. No balance was utilized as of December 31, 2017. Credit facility balances are included in Notes Payable, including revolving credit facilities on the Condensed Consolidated Balance Sheet.

Aggregate long-term maturities, excluding capital lease obligations, due annually from the current balance sheet date for the next five years are $62,477, $60,379, $58,316, $ 133,284, $117,219 and $758,131 thereafter.

NOTE 7 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2018	2017	2018	2017
Service cost	$2,853	$2,426	$1,457	$1,447
Interest cost	1,713	1,752	445	459
Expected return on plan assets	(2,803)	(2,470)	(645)	(627)
Amortization of net loss	1,214	801	422	493
Amortization of prior service cost	—	—	122	104
Net periodic benefit cost	$2,977	$2,509	$1,801	$1,876

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2018	2017	2018	2017
Service cost	$8,546	$7,279	$4,479	$4,166
Interest cost	5,139	5,257	1,374	1,321
Expected return on plan assets	(8,409)	(7,409)	(1,982)	(1,781)
Amortization of net loss	3,642	2,403	1,301	1,400
Amortization of prior service cost	—	—	376	296
Net periodic benefit cost	$8,918	$7,530	$5,548	$5,402

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

Although the Company has no minimum funding requirement, we contributed $20.0 million to our domestic defined benefit plans during the quarter ended September 30, 2018. We expect to contribute approximately $3.1 million to our foreign defined benefit plans in 2018, and as of September 30, 2018, we have contributed approximately $1.6 million of that amount.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2016	$(259,888)	$(59,775)	$(46)	$(319,709)
Other comprehensive income (loss) before reclassifications	69,493	—	(9,237)	60,256
Amounts reclassified from accumulated other comprehensive income	—	2,699	5,667	8,366
Net current-period other comprehensive income	69,493	2,699	(3,570)	68,622
Balance - September 30, 2017	$(190,395)	$(57,076)	$(3,616)	$(251,087)

Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)
Other comprehensive income (loss) before reclassifications	(53,141)	—	12,507	(40,634)
Amounts reclassified from accumulated other comprehensive income	—	4,032	(11,444)	(7,412)
Net current-period other comprehensive income	(53,141)	4,032	1,063	(48,046)
Balance - September 30, 2018	$(238,644)	$(60,563)	$(2,141)	$(301,348)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended September 30,	2018	2017

Defined Benefit Pension Plans
Amortization of net loss	$1,636	$1,294	(1)
Amortization of prior service cost	122	104	(1)
	1,758	1,398	Total before tax
	(425)	(474)	Tax benefit
	$1,333	$924	Net of tax
Derivatives
Changes in treasury locks	$4	$11	Interest Expense
Changes in cross currency swap: interest component	(1,337)	(678)	Interest Expense
Changes in cross currency swap: foreign exchange component	(2,131)	7,481	Miscellaneous, net
	(3,464)	6,814	Total before tax
	588	(1,161)	Tax benefit
	$(2,876)	$5,653	Net of tax
Total reclassifications for the period	$(1,543)	$6,577

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Nine Months Ended September 30,	2018	2017

Defined Benefit Pension Plans
Amortization of net loss	$4,943	$3,803	(1)
Amortization of prior service cost	376	296	(1)
	5,319	4,099	Total before tax
	(1,287)	(1,400)	Tax benefit
	$4,032	$2,699	Net of tax
Derivatives
Changes in treasury locks	$26	$32	Interest Expense
Changes in cross currency swap: interest component	(3,824)	(678)	Interest Expense
Changes in cross currency swap: foreign exchange component	(9,984)	7,481	Miscellaneous, net
	(13,782)	6,835	Total before tax
	2,338	(1,168)	Tax benefit
	$(11,444)	$5,667	Net of tax
Total reclassifications for the period	$(7,412)	$8,366

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

As disclosed in Note 6 – Long-Term Obligations, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan.  Related to this hedge, approximately $2.1 million of net after-tax loss is included in accumulated other comprehensive earnings at September 30, 2018. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at September 30, 2018 is $4.8 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates.  As of September 30, 2018, the fair value of the cross currency swap was a $4.7 million liability. The swap contract expires on July 20, 2022.

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

OTHER

As of September 30, 2018, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.9 million in accounts payable and accrued liabilities on the balance sheet.  All forward exchange contracts outstanding as of September 30, 2018 had an aggregate contract amount of $103.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017

		September 30, 2018		December 31, 2017
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$262	$—	$663
		$—	$262	$—	$663

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$881	$—	$1,604
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	4,712	—	16,309	—
		$4,712	$881	$16,309	$1,604

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Quarters Ended September 30, 2018 and 2017

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2018	2017		2018	2017
Cross currency swap contract:
Interest component	$(68)	$(3,648)	Interest expense	$1,337	$678	$(8,735)
Foreign exchange component	2,131	(7,481)	Miscellaneous, net	2,131	(7,481)	(2,928)
	$2,063	$(11,129)		$3,468	$(6,803)	$(11,663)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2018 and 2017

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2018	2017		2018	2017
Cross currency swap contract:
Interest component	$5,084	$(3,648)	Interest expense	$3,824	$678	$(24,754)
Foreign exchange component	9,984	(7,481)	Miscellaneous, net	9,984	(7,481)	(4,372)
	$15,068	$(11,129)		$13,808	$(6,803)	$(29,126)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended September 30, 2018 and 2017

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2018	2017
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(1,011)	$(15,534)
		$(1,011)	$(15,534)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2018 and 2017

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2018	2017
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$102	$(64,651)
		$102	$(64,651)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
September 30, 2018
Derivative Assets	$262	—	$262	—	—	$262
Total Assets	$262	—	$262	—	—	$262

Derivative Liabilities	$5,593	—	$5,593	—	—	$5,593
Total Liabilities	$5,593	—	$5,593	—	—	$5,593

December 31, 2017
Derivative Assets	$663	—	$663	—	—	$663
Total Assets	$663	—	$663	—	—	$663

Derivative Liabilities	$17,913	—	$17,913	—	—	$17,913
Total Liabilities	$17,913	—	$17,913	—	—	$17,913

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2018, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$262	$—	$262	$—
Total assets at fair value	$262	$—	$262	$—
Liabilities
Foreign exchange contracts (1)	$881	$—	$881	$—
Cross currency swap contract (1)	4,712	—	4,712	—
Total liabilities at fair value	$5,593	$—	$5,593	$—

As of December 31, 2017, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$663	$—	$663	$—
Total assets at fair value	$663	$—	$663	$—
Liabilities
Foreign exchange contracts (1)	$1,604	$—	$1,604	$—
Cross currency swap contract (1)	16,309	—	16,309	—
Total liabilities at fair value	$17,913	$—	$17,913	$—

(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of the Company’s other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments.  The Company considers our long-term obligations a Level 2 liability and utilizes the market approach valuation technique based on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities. The estimated fair value of the Company’s long-term obligations was $1.1 billion as of September 30, 2018 and December 31, 2017. As discussed in Note 17 - Acquisitions, the Company has a contingent consideration obligation to the selling shareholders of Reboul SAS (“Reboul”) in connection with the Reboul Acquisition (as defined herein) based on 2018 earnings before net interest, taxes, depreciation and amortization (“EBITDA”).  We consider this a Level 3 liability; however, we estimated the aggregate fair value for this contingent consideration arrangement to be zero as of September 30, 2018.

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

Under our Certificate of Incorporation, the Company has agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of September 30, 2018 and December 31, 2017.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at the Company’s facility in Jundiaí, São Paulo, Brazil.  The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, the Company reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo (“CETESB”).  The Company continues to monitor and test the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for further investigation and possible remediation, which are based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and ongoing review of the CETESB.  We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required.  We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.  We accrued $1.5 million (operating expense) in the first quarter of 2017 relating to this contingency.  The amount is periodically reviewed, and adjusted as necessary, as the matter continues to evolve.  Based on the current status of the investigation, no adjustment to the accrual was necessary for the quarter ended September 30, 2018.  Also, during the quarter ended June 30, 2018, the Company recorded a $750 thousand accrual for a potential environmental matter at a U.S. manufacturing site.  This matter was remediated and settled during the third quarter of 2018 for $239 thousand.  The remaining accrual has been released during the third quarter of 2018.

NOTE 12 – STOCK REPURCHASE PROGRAM

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the nine months ended September 30, 2018, the Company repurchased approximately 668 thousand shares for approximately $61.7 million.  We did not repurchase any shares during the quarter ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company repurchased approximately 546 thousand and 1.4 million shares for approximately $45.5 million and $113.3 million, respectively.  As of September 30, 2018, there was $80.2 million of authorized share repurchases available to the Company.

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

RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met. Performance-based RSUs have one of two vesting conditions: (1) based on Aptar’s internal financial performance metrics and (2) based on Aptar’s total shareholder return (“TSR”) relative to total shareholder returns of an industrial peer group, subject to discretion if the overall TSR is negative at the conclusion of the performance period. At the time of vesting, Aptar will issue or cause to be issued in the employee’s name the vested shares of common stock. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). Director RSUs are only time-based, and generally vest over one year.

Compensation expense attributable to employee stock options for the first nine months of 2018 was approximately $8.9 million ($6.9 million after tax).  The income tax benefit related to this compensation expense was approximately $2.0 million.  Approximately $7.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense attributable to stock options for the first nine months of 2017 was approximately $12.6 million ($8.6 million after tax).  The income tax benefit related to this compensation expense was approximately $4.0 million.  Approximately $11.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.

The Company uses historical data to estimate expected life and volatility.  The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82 and $11.86 per share during the first nine months of 2018 and 2017, respectively.  These values were estimated on the respective grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine Months Ended September 30,	2018	2017
Dividend Yield	1.5%	1.7%
Expected Stock Price Volatility	14.2%	15.8%
Risk-free Interest Rate	2.8%	2.2%
Expected Life of Option (years)	6.6	6.7

A summary of option activity under the Company’s stock plans during the nine months ended September 30, 2018 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2018	8,059,319	$61.67	214,967	$57.44
Granted	603,901	88.39	—	—
Exercised	(1,439,333)	52.69	(57,767)	55.71
Forfeited or expired	(243,110)	74.32	—	—
Outstanding at September 30, 2018	6,980,777	$65.39	157,200	$58.08
Exercisable at September 30, 2018	5,114,822	$60.65	157,200	$58.08
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2018	6.0		4.3
Exercisable at September 30, 2018	5.2		4.3
Aggregate Intrinsic Value:
Outstanding at September 30, 2018	$295,630		$7,807
Exercisable at September 30, 2018	$240,839		$7,807
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2018	$62,895		$2,187
September 30, 2017	$44,734		$1,995

The grant date fair value of options vested during the nine months ended September 30, 2018 and 2017 was $16.5 million and $16.9 million, respectively.  Cash received from option exercises was approximately $78.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $15.5 million in the nine months ended September 30, 2018.  As of September 30, 2018, the remaining valuation of stock option awards to be expensed in future periods was $10.7 million and the related weighted-average period over which it is expected to be recognized is 1.7 years.

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

Nine Months Ended September 30,	2018
Fair value per stock award	$128.70
Measurement date stock price	$89.42
Assumptions:
Aptar's stock price expected volatility	12.30%
Expected average volatility of peer companies	27.50%
Correlation assumption	20.20%
Risk-free interest rate	2.42%
Dividend yield assumption	1.43%

A summary of RSU activity as of September 30, 2018, and changes during the nine month period then ended, is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2018	124,067	$74.65	—	$—
Granted	187,502	96.26	80,843	111.55
Vested	(33,882)	75.57	—	—
Forfeited	(31,672)	78.62	(9,762)	111.55
Nonvested at September 30, 2018	246,015	$90.48	71,081	$111.55

Included in the September 30, 2018 time-based RSUs are 14,257 units awarded to non-employee directors and 14,793 units vested related to non-employee directors.

Compensation expense recorded attributable to RSUs for the first nine months of 2018 and 2017 was approximately $5.9 million and $2.4 million, respectively.  The actual tax benefit realized for the tax deduction from RSUs was approximately $718 thousand in the nine months ended September 30, 2018. The fair value of units vested during the nine months ended September 30, 2018 and 2017 was $2.6 million and $4.7 million, respectively.  The intrinsic value of units vested during the nine months ended September 30, 2018 and 2017 was $3.1 million and $5.2 million, respectively.  As of September 30, 2018, there was $23.2 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.4 years.

The Company has a long-term incentive program for certain employees.  Each award is based on the cumulative TSR of our common stock during a three-year performance period compared to a peer group.  The total expected expense related to this program for awards outstanding as of September 30, 2018 is approximately $3.7 million, of which $1.8 million and $1.5 million was recognized in the first nine months of 2018 and 2017, respectively.

NOTE 14 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$38,996	$38,996	$53,523	$53,523

Average equivalent shares
Shares of common stock	62,378	62,378	62,592	62,592
Effect of dilutive stock based compensation
Stock options	2,659	—	2,171	—
Restricted stock	92	—	58	—
Total average equivalent shares	65,129	62,378	64,821	62,592
Net income per share	$0.60	$0.63	$0.83	$0.86

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$154,071	$154,071	$170,517	$170,517

Average equivalent shares
Shares of common stock	62,304	62,304	62,527	62,527
Effect of dilutive stock-based compensation
Stock options	2,440	—	2,046	—
Restricted stock	78	—	53	—
Total average equivalent shares	64,822	62,304	64,626	62,527
Net income per share	$2.38	$2.47	$2.64	$2.73

NOTE 15 – SEGMENT INFORMATION

The Company is organized into three reporting segments.  Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.  Operations that sell dispensing systems, sealing and active packaging solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.  Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment. CSP Technologies’ financial results are reported in the Pharma and Food + Beverage segments. The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In order to more closely align with how the markets analyze our segment results, we have changed our non-U.S. GAAP segment measure of profitability from Segment Income to Adjusted EBITDA beginning in 2018.  All internal segment reporting and discussions of results with our Chief Operating Decision Maker (CODM) are now based on segment Adjusted EBITDA.  All references to segment profitability have been updated for this change.

Financial information regarding the Company’s reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Sales:
Beauty + Home	$346,040	$338,068	$1,103,664	$992,476
Pharma	227,691	199,551	699,105	598,168
Food + Beverage	97,297	91,852	294,362	269,159
Total Sales	671,028	629,471	2,097,131	1,859,803
Less: Intersegment Sales:
Beauty + Home	$4,280	$4,320	$15,195	$14,163
Pharma	176	4	254	7
Food + Beverage	797	821	1,949	2,245
Total Intersegment Sales	$5,253	$5,145	$17,398	$16,415
Net Sales:
Beauty + Home	$341,760	$333,748	$1,088,469	$978,313
Pharma	227,515	199,547	698,851	598,161
Food + Beverage	96,500	91,031	292,413	266,914
Net Sales	$665,775	$624,326	$2,079,733	$1,843,388
Adjusted EBITDA (1):
Beauty + Home	$42,174	$42,627	$141,155	$129,265
Pharma	84,516	66,260	250,709	204,750
Food + Beverage	15,482	18,116	46,284	49,756
Corporate & Other, unallocated	(7,954)	(8,778)	(28,576)	(26,924)
Acquisition-related costs (2)	(10,369)	—	(12,932)	—
Restructuring Initiatives (3)	(23,852)	—	(48,002)	—
Depreciation and amortization	(41,857)	(40,087)	(123,133)	(114,660)
Interest Expense	(8,735)	(9,733)	(24,754)	(25,707)
Interest Income	1,537	1,113	6,306	2,086
Income before Income Taxes	$50,942	$69,518	$207,057	$218,566

(1)

The Company evaluates performance of our business units and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.

(2)	Acquisition-related costs include transaction costs and purchase accounting adjustments related to inventory for acquisitions (see Note 17 – Acquisitions for further details).
(3)	Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2018 as follows (see Note 18 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring Initiatives by Segment
Beauty + Home	$18,854	$—	$38,501	$—
Pharma	2,008	—	3,596	—
Food + Beverage	2,638	—	4,307	—
Corporate & Other	352	—	1,598	—
Total Restructuring Initiatives	$23,852	$—	$48,002	$—

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

Losses related to the fire of $3.2 million and $14.1 million were incurred during the three and nine months ended September 30, 2018, respectively.  Losses related to the fire of $4.5 million and $14.4 million were incurred during the three and nine months ended September 30, 2017, respectively.  For the nine months ended September 30, 2018, we received insurance proceeds of $24.2 million, and have no insurance receivable as of September 30, 2018.  In many cases, our insurance coverage exceeds the amount of these recognized losses. However, no gain contingencies were recognized during the three or nine months ended September 30, 2018 as our ability to realize those gains remains uncertain.  Profitability was negatively impacted by $1.5 million and $4.4 million related to the Annecy fire during the three and nine months ended September 30, 2018, respectively.  These 2018 losses negatively impacted the Beauty + Home and Pharma segments by $0.5 million and $1.0 million, respectively, in the third quarter of 2018.  Profitability was negatively impacted by $1.4 million and $4.1 million related to the Annecy fire during the three and nine months ended September 30, 2017, respectively. These 2017 losses negatively impacted the Beauty + Home segment.

NOTE 17 – ACQUISITIONS

On August 27, 2018, the Company completed its acquisition (the “CSP Technologies Acquisition”) of all of the outstanding capital stock of CSP Technologies S.à r.l. (“CSP Technologies”).  CSP Technologies is a leader in active packaging technology based on proprietary material science expertise for the pharma and food service markets. CSP Technologies operates two manufacturing locations in the U.S. and one in France.  The purchase price was approximately $553.5 million and was funded by cash on hand. $5 million is currently held in restricted cash pending the finalization of a working capital adjustment expected to be completed within 75 days after closing.

CSP Technologies contributed net sales of $13.2 million and pretax loss of $1.9 million for the quarter ended September 30, 2018.  Sales of $9.4 million and $3.8 million were reported in the Pharma and Food + Beverage segments, respectively, for the quarter ended September 30, 2018.  Pretax losses of $1.8 million and $0.1 million were reported in the Pharma and Food + Beverage segments, respectively, for the quarter ended September 30, 2018. The pretax loss for the quarter includes $3.3 million of fair value adjustment amortization for inventory sold during the quarter.  The aforementioned purchase accounting adjustments and amounts included in the following tables are provisional, as the Company is in the process of finalizing purchase accounting.

The Company recognized $7.1 million and $9.0 million in transaction costs related to the acquisition of CSP Technologies for the three and nine months ended September 30, 2018, respectively.  These costs are reflected in the selling, research & development and administration section of the Consolidated Statements of Income and within Corporate & Other as disclosed in Note 15 – Segment Information.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.

August 27, 2018
Assets
Cash and equivalents	$24,053
Accounts receivable	21,250
Inventories	45,500
Prepaid and other	2,925
Property, plant and equipment	101,579
Goodwill	261,216
Intangible assets	198,200
Other miscellaneous assets	980
Liabilities
Current maturities of long-term obligations	129
Accounts payable and accrued liabilities	30,871
Long-term obligations	6,037
Deferred income taxes	47,504
Retirement and deferred compensation plans	212
Deferred and other non-current liabilities	17,492
Net assets acquired	$553,458

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset
Acquired technology	12	$46,700
Customer relationships	16	132,300
Trademarks and trade names	9	14,600
License agreements and other	9	4,600
Total		$198,200

Goodwill in the amount of $261.2 million was recorded for the CSP Technologies Acquisition, of which $154.8 million and $106.4 million is included in the Pharma and Food + Beverage segments, respectively.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill largely consists of leveraging the Company’s commercial presence in selling the CSP Technologies line of products in markets where CSP Technologies did not previously operate and the ability of CSP Technologies to maintain its competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. We do not expect any of the goodwill will be deductible for tax purposes.

The unaudited pro forma results presented below include the effects of the CSP Technologies Acquisition as if it had occurred as of January 1, 2017. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as intangible asset amortization, fair value adjustments for inventory and financing costs related to the change in our debt structure. Pro forma earnings were adjusted to exclude $14.2 million after tax ($18.5 million pretax) and $16.6 million after tax ($21.9 million pretax) of transaction and other costs for the three and nine months ended September 30, 2018, respectively. The aforementioned costs include compensation, consulting, legal and advisory fees. Pro forma earnings were also adjusted to exclude $2.6 million after tax ($3.3 million pretax) of nonrecurring expense related to the fair value adjustment to acquisition-date inventory for both the three and nine months ended September 30, 2018.

The pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the date indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$687,201	$659,741	$2,172,737	$1,943,297
Net Income Attributable to AptarGroup Inc.	48,034	57,829	158,527	168,028
Net Income per common share — basic	0.77	0.92	2.54	2.69
Net Income per common share — diluted	0.74	0.89	2.45	2.60

On May 1, 2018, the Company acquired 100% of the common stock of Reboul, a French manufacturer specializing in stamping, decorating and assembling metal and plastic packaging for the cosmetics and luxury markets, for an initial purchase price of approximately $3.6 million (exclusive of $112 thousand of cash acquired) (the “Reboul Acquisition”). The results of Reboul’s operations have been included in the consolidated financial statements within our Beauty + Home segment since the date of acquisition. As part of the Reboul Acquisition, we may be obligated to pay to the selling shareholders of Reboul certain contingent consideration based on 2018 EBITDA as defined in the purchase agreement. Based on projections as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be zero.

In May 2018, the Company invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, doing business as Propeller Health, which is accounted for at cost, consistent with measurement alternative guidance described in Note 1 above. There were no indications of impairment nor were there any changes resulting from observable price changes noted in the three and nine months ended September 30, 2018.

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

NOTE 18 – RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  For the three and nine months ended September 30, 2018, the Company recognized $23.9 million and $48.0 million of restructuring costs related to this plan, respectively.  The Company estimates total implementation costs of approximately $90 million over the next three years. The Company also anticipates making capital investments related to the business transformation of approximately $54 million of which the majority will be in 2018.

As of September 30, 2018 the Company has recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Nine Months			Reserve at
	12/31/2017	Ended 9/30/2018	Cash Paid	FX Impact	9/30/2018
Employee severance	$2,258	$2,035	$(2,414)	$(52)	$1,827
Professional fees and other costs	—	45,967	(35,033)	637	11,571
Totals	$2,258	$48,002	$(37,447)	$585	$13,398

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.4	65.3	65.2	64.7
Selling, research & development and administrative	15.5	15.3	15.5	15.8
Depreciation and amortization	6.3	6.4	5.9	6.2
Restructuring initiatives	3.6	—	2.3	—
Operating income	9.2	13.0	11.1	13.3
Other expense	(1.5)	(1.9)	(1.1)	(1.4)
Income before income taxes	7.7	11.1	10.0	11.9
Net Income	5.9	8.6	7.4	9.3
Effective tax rate	23.4%	23.0%	25.6%	22.0%
Adjusted EBITDA margin (1)	20.2%	18.9%	19.7%	19.4%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 38.

NET SALES

We reported net sales of $665.8 million for the quarter ended September 30, 2018, which represents a 7% increase compared to $624.3 million reported during the third quarter of 2017. The average U.S. dollar exchange rate strengthened compared to most major currencies resulting in a negative currency translation impact of 3%.  The acquisitions of CSP Technologies and Reboul positively impacted sales by 3%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 7% in the third quarter of 2018 compared to the third quarter of 2017.  The core sales growth reflected increased demand for products across all three of our reporting segments.  Core tooling sales increased $0.9 million during the quarter ended September 30, 2018 compared to the prior year as increased sales in the Beauty + Home segment were offset by lower tooling sales in the Pharma and Food + Beverage segments.

Third Quarter 2018	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	5%	12%	4%	7%
Acquisitions	1%	5%	4%	3%
Currency Effects (1)	(4)%	(3)%	(2)%	(3)%
Total Reported Net Sales Growth	2%	14%	6%	7%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

For the first nine months of 2018, we reported net sales of $2.1 billion, 13% above the first nine months of 2017 reported net sales of $1.8 billion. The average U.S. dollar exchange rate weakened compared to the euro while the impact of several other major currencies on our business was mixed.  This resulted in a positive currency translation impact of 3%.  Sales were also positively impacted 1% by the acquisitions of CSP Technologies and Reboul. Therefore, core sales for the first nine months of 2018 increased 9% as all three segments reported strong growth over the first nine months of 2017.  Core sales were also positively impacted by higher tooling sales of $14.5 million for the first nine months of 2018 compared to the prior year mainly due to increased tooling sales in the Beauty + Home and Food + Beverage segments.

First Nine Months of 2018	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	8%	11%	6%	9%
Acquisitions	—%	1%	2%	1%
Currency Effects (1)	3%	5%	2%	3%
Total Reported Net Sales Growth	11%	17%	10%	13%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total

Domestic	$181,349	27%	$164,345	26%	$528,210	25%	$484,984	26%
Europe	381,472	57%	350,631	56%	1,232,943	59%	1,057,841	57%
Latin America	58,294	9%	65,557	11%	182,810	9%	176,965	10%
Asia	44,660	7%	43,793	7%	135,770	7%	123,598	7%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Our cost of sales (“COS”) as a percent of net sales was 65.4% in the third quarter of 2018, nearly equal to 65.3% in the third quarter of 2017. While the mix of our product sales favored the higher margin Pharma products, our overall COS percentage was negatively impacted by higher material costs. During the quarter, we experienced increases in several raw material substrates, principally resin and metal. While the majority of our material cost increases can be passed along to our customers in our selling prices, we experience a lag in the timing of passing on these cost increases. The incremental business from our CSP Technologies acquisition also reported a higher COS percentage due to the effects of purchase accounting adjustments related to inventory, which further negatively impacted our overall COS percentage.

Cost of sales as a percent of net sales increased to 65.2% in the first nine months of 2018 compared to 64.7% in the same period a year ago.  As mentioned above, our COS percentage was negatively impacted by the timing delay of resin pass-throughs to our customers along with other material increases. We also had a higher COS percentage due to the mix of sales.  Historically, our tooling sales margins are lower than our product sales margins.  Therefore, the increase in tooling sales during the first nine months of 2018 negatively impacted our COS percentage.  We also reported a higher COS percentage related to some operational inefficiencies including start-up costs in our French anodizing facility along with the negative impact of purchase accounting adjustments related to our CSP Technologies and Reboul acquisitions during the first nine months of 2018 compared to the first nine months of 2017.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Our selling, research & development and administrative expenses (“SG&A”) increased by approximately $8.0 million to $103.6 million in the third quarter of 2018 compared to $95.5 million during the same period in 2017. Excluding changes in foreign currency rates, SG&A increased by approximately $10.1 million in the quarter. The increase is mainly due to $7.1 million of one-time transaction costs and $1.9 million of operational costs related to our CSP Technologies acquisition during the third quarter of 2018. We also recognized increases in professional fees and higher personnel costs in accordance with our growth strategy.  SG&A as a percentage of net sales increased slightly to 15.5% compared to 15.3% in the same period of the prior year due to these acquisition costs and other cost increases mentioned above.

SG&A increased by $30.8 million to $323.1 million in the first nine months of 2018 compared to $292.3 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $21.1 million in the first nine months of 2018 compared to the first nine months of 2017.  As discussed above, the increase is related to $9.5 million of one-time acquisition-related costs, $1.9 million of operational cost related to our CSP Technologies acquisition along with higher professional fees and personnel costs related to our growth strategy. During 2018, we also recognized approximately $0.9 million of costs related to the write-down of an administrative building that is being held for sale, while in 2017 we recognized $1.5 million for the estimated costs to remediate environmental contamination found at the Company’s facility in Brazil. Although SG&A increased in amount, SG&A as a percentage of net sales decreased to 15.5% compared to 15.8% in the same period of the prior year due to the strong increase in sales.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $1.8 million to $41.9 million in the third quarter of 2018 compared to $40.1 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $2.5 million in the quarter compared to the same period a year ago. This increase is mainly due to $2.1 million of incremental operational results and amortization of purchase accounting adjustments related to our CSP Technologies acquisition.  We also realized increased capital spending during the past year to support the growth in our business. Depreciation and amortization as a percentage of net sales decreased to 6.3% in the third quarter of 2018 compared to 6.4% in the same period of the prior year primarily due to the strong increase in sales.

For the first nine months of 2018, reported depreciation and amortization expenses increased by approximately $8.4 million to $123.1 million compared to $114.7 million in the first nine months of 2017. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.0 million compared to the same period a year ago. As discussed above, this increase is mainly due to $2.1 million of incremental costs related to our CSP Technologies acquisition and increased capital spending in the current year to support the growth in our business. Depreciation and amortization as a percentage of net sales decreased to 5.9% in the first nine months of 2018 compared to 6.2% in the same period of the prior year primarily due to the strong increase in sales.

RESTRUCTURING INITIATIVES

In late 2017, Aptar began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed.  During the third quarter of 2018, we recognized approximately $23.9 million of restructuring costs related to this plan with approximately $18.9 million, $2.0 million, $2.6 million and $0.4 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.  During the first nine months of 2018, we recognized approximately $48.0 million of restructuring costs related to this plan with approximately $38.5 million, $3.6 million, $4.3 million and $1.6 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.  We estimate total implementation costs of approximately $90 million over the next three years, including costs that have been recognized to date. We also anticipate making capital investments related to the business transformation of approximately $54 million in 2018.  We expect this business transformation to yield annualized incremental EBITDA of approximately $80 million by the end of 2020, principally within the Beauty + Home segment.

OPERATING INCOME

Operating income decreased approximately $19.8 million in the third quarter of 2018 compared to the same period a year ago.  Excluding changes in foreign currency rates, operating income decreased by approximately $17.5 million in the quarter compared to the same period a year ago.  This decrease is due to $23.9 million of restructuring costs and $7.1 million of transaction costs related to our CSP Technologies acquisition, partially offset by the increase in profitability from the higher sales during the third quarter of 2018. Operating income as a percentage of net sales decreased to 9.2% in the third quarter of 2018 compared to 13.0% for the same period in the prior year due to these strategic investments.

For the first nine months of 2018, operating income decreased approximately $14.3 million to $230.0 million compared to $244.3 million in the same period of the prior year.  Excluding changes in foreign currency rates, operating income decreased by approximately $25.5 million in the first nine months of 2018 compared to the same period a year ago. As discussed above, this decrease is due to the $48.0 million of restructuring costs and $9.5 million of transaction costs related to our CSP Technologies and Reboul acquisitions, partially offset by increased profitability on higher sales reported during the first nine months of 2018.  Operating income as a percentage of net sales decreased to 11.1% in the first nine months of 2018 compared to 13.3% for the same period in the prior year mainly due to these costs.

NET OTHER EXPENSE

Net other expense in the third quarter of 2018 decreased $1.2 million to $10.2 million from $11.4 million in the same period of the prior year. For 2018, interest expense decreased by approximately $1.0 million mainly due to the prepayment of two of our higher interest private placement facilities during the fourth quarter of 2017 with cash available from our repatriation of foreign earnings to the U.S. during the third quarter of 2017.

Net other expenses for the nine months ended September 30, 2018 decreased $2.8 million to $23.0 million from $25.8 million in the same period of the prior year.  This decrease is mainly due to $4.2 million of higher interest income in 2018 on U.S. cash balances repatriated from Europe. However, in 2017 we realized $2.5 million of income on our forward exchange contracts due to the forward points in the currencies in which we were invested.

EFFECTIVE TAX RATE

The reported effective tax rate for the three months ended September 30, 2018 was 23.4%. The tax rate was favorably impacted by $4.5 million of tax benefits from employee share-based compensation along with a $1.9 million benefit from the Tax Cuts and Jobs Act (the “TCJA”) provisional items and $3.5 million of refunds from the settlement of tax claims.  These favorable items were partially offset in the quarter by a $1.4 million impact of foreign valuation allowances, $1.5 million for the new U.S. tax provisions, including the global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) tax, and $4.0 million of other discrete and non-discrete tax items. The reported effective tax rate for the three months ended September 30, 2017 was 23.0%.  The prior year tax rate was favorably impacted by a $4.4 million benefit of refunds from the settlement of tax claims.

The reported effective tax rate for the nine months ended September 30, 2018 was 25.6%. The tax rate was favorably impacted by $9.9 million of tax benefits from employee share-based compensation along with a $5.4 million benefit from the TCJA provisional items and $3.9 million of refunds from the settlement of tax claims.  These favorable items were partially offset by a $6.3 million impact of the new U.S. tax provisions, including GILTI and BEAT, and $4.5 million of other discrete and non-discrete tax items.  The reported effective tax rate for the nine months ended September 30, 2017 was 22.0%.  The prior year tax rate was favorably impacted by $8.8 million of tax benefits from employee share-based compensation, $3.4 million of net benefit from the settlement of tax claims and $3.6 million benefit of repatriation activities to the U.S.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $39.0 million and $154.1 million in the three and nine months ended September 30, 2018, respectively, compared to $53.5 million and $170.5 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$341,760	$333,748	$1,088,469	$978,313
Adjusted EBITDA (1)	42,174	42,627	141,155	129,265
Adjusted EBITDA margin (1)	12.3%	12.8%	13.0%	13.2%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 38.

Net sales for the quarter ended September 30, 2018 increased 2% to $341.8 million compared to $333.7 million in the third quarter of the prior year.  Incremental sales from our Reboul acquisition positively impacted sales by 1% while changes in currency rates negatively impacted net sales by 4%. Therefore, core sales increased 5% in the third quarter of 2018 compared to the same quarter of the prior year.  Geographically, core sales increased in all regions compared to the prior year quarter. We experienced strong core sales growth of 6% in our personal care and beauty markets while core home care sales declined by 2% compared to the prior year due to lower custom tooling sales.  The increase in personal care sales mainly relates to increased sales of our products used on body care applications and increased tooling sales. Increased sales to the beauty market mainly related to increased demand for our facial skin care dispensing solutions.

Third Quarter 2018	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	6%	6%	(2)%	5%
Acquisitions	—%	2%	—%	1%
Currency Effects (1)	(4)%	(4)%	(3)%	(4)%
Total Reported Net Sales Growth	2%	4%	(5)%	2%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales increased 11% in the first nine months of 2018 to $1.1 billion compared to $978.3 million in the first nine months of the prior year.  Changes in currency rates positively impacted net sales by 3%. Acquisitions were immaterial for the nine month period ended September 30, 2018. Therefore, core sales increased 8% in the first nine months of 2018 compared to the same period in the prior year.  Geographically, core sales increased in all regions compared to the prior year. Core sales were higher across all three markets as personal care, beauty and home care increased by 9%, 8% and 1%, respectively.  Strong sales in the facial skin care and body care applications along with higher tooling sales were responsible for the increase in sales for the first nine months of 2018 compared to 2017.

First Nine Months of 2018	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	9%	8%	1%	8%
Acquisitions	—%	1%	—%	—%
Currency Effects (1)	2%	4%	2%	3%
Total Reported Net Sales Growth	11%	13%	3%	11%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2018 decreased 1% to $42.2 million compared to $42.6 million reported in the same period in the prior year.  Increases in product and tooling sales and an operational improvement in our European custom decorative packaging business were offset by large increases in both resin and metal costs.  We also experienced unfavorable currency impact on Argentina hyperinflation accounting and operating results related to our Reboul acquisition during the third quarter of 2018.

Adjusted EBITDA in the first nine months of 2018 increased 9% to $141.2 million compared to $129.3 million reported in the same period in the prior year.  Our increase in sales more than compensated for the increased resin and metal costs. The first nine months of 2017 also included $1.5 million of estimated costs to remediate environmental contamination found at the Company’s anodizing facility in Brazil.

PHARMA SEGMENT

Operations that sell dispensing systems, sealing and active packaging solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$227,515	$199,547	$698,851	$598,161
Adjusted EBITDA (1)	84,516	66,260	250,709	204,750
Adjusted EBITDA margin (1)	37.1%	33.2%	35.9%	34.2%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 38.

Net sales for the Pharma segment increased 14% in the third quarter of 2018 to $227.5 million compared to $199.5 million in the third quarter of 2017. Changes in currency negatively affected net sales by 3% while the acquisition of CSP Technologies positively impacted sales by 5% in the third quarter of 2018.  Therefore, core sales increased by 12% in the third quarter of 2018 compared to the third quarter of 2017. All three of our existing markets reported increased core sales over the prior year.  Core sales to the prescription market were particularly strong and increased 15% mainly driven by increased demand for our innovative nasal drug delivery systems for our central nervous system and allergic rhinitis treatments, which compensated for lower tooling sales. Sales to the consumer health care market increased 9% on strong demand for our ophthalmic and dermal treatments.  For the injectables market, core sales increased 7% primarily due to increased demand for components used in the administration of antithrombotic products to customers in Europe during the third quarter of 2018.

Third Quarter 2018	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	15%	9%	7%	—%	12%
Acquisitions	—%	—%	—%	100%	5%
Currency Effects (1)	(2)%	(4)%	(1)%	—%	(3)%
Total Reported Net Sales Growth	13%	5%	6%	100%	14%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2018 increased by 17% to $698.9 million compared to $598.2 million in the first nine months of 2017.  Changes in currency rates positively impacted net sales by 5% in the first nine months of 2018 while the CSP Technologies acquisition contributed a 1% sales improvement.  Therefore, core sales increased by 11% in the first nine months of 2018 compared to the same period in the prior year. As discussed above, the prescription drug market reported a core sales increase of 10% on strong sales of our products sold for central nervous system and allergic rhinitis treatments. Core sales to the consumer health care market increased 15% on strong demand for our products used on decongestants and nasal salines. Core sales of our products to the injectables markets increased 6% due to strong sales of our injectable components used on vaccine products. Lower core tooling sales in prescription and consumer health care negatively impacted the segment’s reported sales by $2.5 million for the first nine months of 2018 compared to 2017.

First Nine Months of 2018	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	10%	15%	6%	—%	11%
Acquisitions	—%	—%	—%	100%	1%
Currency Effects (1)	5%	3%	6%	—%	5%
Total Reported Net Sales Growth	15%	18%	12%	100%	17%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2018 increased 28% to $84.5 million compared to $66.3 million reported in the same period of the prior year.  The strong product sales across all three markets discussed above along with improved operational efficiencies led to the increase in reported results for the third quarter of 2018 compared to the third quarter of 2017.

Adjusted EBITDA in the first nine months of 2018 increased 22% to $250.7 million compared to $204.8 million reported in the same period of the prior year. The increased sales and improved operational efficiencies discussed above offset lower profitability on some tooling projects.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$96,500	$91,031	$292,413	$266,914
Adjusted EBITDA (1)	15,482	18,116	46,284	49,756
Adjusted EBITDA margin (1)	16.0%	19.9%	15.8%	18.6%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 38.

Net sales for the quarter ended September 30, 2018 increased approximately 6% to $96.5 million compared to $91.0 million in the third quarter of the prior year. Incremental sales from our CSP Technologies acquisition positively impacted sales by 4% while changes in foreign currency rates had an unfavorable impact of 2% on the total segment sales. Therefore, core sales increased by 4% in the third quarter of 2018 compared to the third quarter of 2017.  Core sales to the food market increased 14% while core sales to the beverage market decreased 8% in the third quarter of 2018 compared to the same period of the prior year.  For the food market, we recognized strong sales of our products to our infant nutrition customers along with higher tooling sales compared to the same period last year.  For the beverage market, an increase in product sales, mainly to our bottled water and juice customers, was more than offset by lower tooling sales which drove the lower core sales growth in the third quarter of 2018 compared to the prior year period.  For the segment, lower tooling sales of $1.0 million was compensated by a $2.2 million increase in the pass-through of resin price changes in the quarter ended September 30, 2018 compared to the third quarter of the prior year.

Third Quarter 2018
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	14%	(8)%	4%
Acquisitions	5%	—%	4%
Currency Effects (1)	(2)%	(2)%	(2)%
Total Reported Net Sales Growth	17%	(10)%	6%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2018 increased by 10% to $292.4 million compared to $266.9 million in the first nine months of 2017.  Changes in currency rates and the CSP Technologies acquisition each positively impacted net sales by 2% in the first nine months of 2018.  Therefore, core sales increased by 6% in the first nine months of 2018 compared to the same period in the prior year.  Core sales to the food market increased 11% while core sales to the beverage market were flat compared to the first nine months of 2017.  Sales to the food market increased due to strong sales of our products to our infant nutrition complemented by strong increases in tooling sales.  For the beverage market, strong sales to our bottled water and juice customers were offset by a decrease in tooling sales and functional drink application sales, mainly in China. For the segment, sales for the first nine months of 2018 were favorably impacted by $7.6 million of higher core tooling sales along with a $6.0 million increase on the pass-through of resin price changes compared to the first nine months of 2017.

First Nine Months of 2018
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	11%	—%	6%
Acquisitions	2%	—%	2%
Currency Effects (1)	1%	3%	2%
Total Reported Net Sales Growth	14%	3%	10%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2018 decreased 15% to $15.5 million compared to $18.1 million reported in the same period of the prior year.  This decrease is mainly due to significant material cost increases along with lower profit on our tooling projects during the third quarter of 2018 compared to the third quarter of 2017.

Adjusted EBITDA in the first nine months of 2018 decreased 7% to $46.3 million compared to $49.8 million reported in the same period of the prior year.  As discussed above, our profitability was negatively impacted by material cost increases and  lower tooling profits along with some price concessions to secure long-term supply contracts.

CORPORATE & OTHER

In addition to our three reporting segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 15 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring and transaction costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments.  For the quarter ended September 30, 2018, Corporate & Other expenses decreased slightly to $8.0 million from $8.8 million.

Corporate & Other expenses in the first nine months of 2018 increased to $28.6 million compared to $26.9 million reported in the same period of the prior year.  This increase is mainly due to increases in advisory, legal and personnel costs.  We also reported a $0.9 million loss on the write-down of an administrative building, which is held for sale, during 2018.

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

We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”).  We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and consolidated adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges and acquisition-related costs. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as tax and exchange rates, or reliably predicted because they are not part of the Company's routine activities, such as restructuring and acquisition-related costs.

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

	Three Months Ended
	September 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$665,775	$341,760	$227,515	$96,500	$-	$-

Reported net income	$39,022
Reported income taxes	11,920
Reported income before income taxes	50,942	3,471	67,016	5,481	(17,828)	(7,198)
Adjustments:
Restructuring initiatives	23,852	18,854	2,008	2,638	352
Transaction costs related to acquisitions	7,082				7,082
Purchase accounting adjustments related to acquired companies' inventory	3,287		2,761	526
Adjusted earnings before income taxes	85,163	22,325	71,785	8,645	(10,394)	(7,198)
Interest expense	8,735					8,735
Interest income	(1,537)					(1,537)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	92,361	22,325	71,785	8,645	(10,394)	-
Depreciation and amortization	41,857	19,849	12,731	6,837	2,440	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$134,218	$42,174	$84,516	$15,482	$(7,954)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.2%	12.3%	37.1%	16.0%

	Three Months Ended
	September 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$624,326	$333,748	$199,547	$91,031	$-	$-

Reported net income	$53,529
Reported income taxes	15,989
Reported income before income taxes	69,518	21,837	55,426	11,668	(10,793)	(8,620)
Adjustments:
None
Earnings before income taxes	69,518	21,837	55,426	11,668	(10,793)	(8,620)
Interest expense	9,733					9,733
Interest income	(1,113)					(1,113)
Earnings before net interest and taxes (EBIT)	78,138	21,837	55,426	11,668	(10,793)	-
Depreciation and amortization	40,087	20,790	10,834	6,448	2,015	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$118,225	$42,627	$66,260	$18,116	$(8,778)	$-

EBITDA margins (EBITDA / Reported Net Sales)	18.9%	12.8%	33.2%	19.9%

	Nine Months Ended
	September 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,079,733	$1,088,469	$698,851	$292,413	$-	$-

Reported net income	$154,091
Reported income taxes	52,966
Reported income before income taxes	207,057	40,688	208,915	21,736	(45,834)	(18,448)
Adjustments:
Restructuring initiatives	48,002	38,501	3,596	4,307	1,598
Transaction costs related to acquisitions	9,526	574			8,952
Purchase accounting adjustments related to acquired companies' inventory	3,406	119	2,761	526
Adjusted earnings before income taxes	267,991	79,882	215,272	26,569	(35,284)	(18,448)
Interest expense	24,754					24,754
Interest income	(6,306)					(6,306)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	286,439	79,882	215,272	26,569	(35,284)	-
Depreciation and amortization	123,133	61,273	35,437	19,715	6,708	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$409,572	$141,155	$250,709	$46,284	$(28,576)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.7%	13.0%	35.9%	15.8%

	Nine Months Ended
	September 30, 2017

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,843,388	$978,313	$598,161	$266,914	$-	$-

Reported net income	$170,523
Reported income taxes	48,043
Reported income before income taxes	218,566	69,248	174,288	31,385	(32,734)	(23,621)
Adjustments:
None
Earnings before income taxes	218,566	69,248	174,288	31,385	(32,734)	(23,621)
Interest expense	25,707					25,707
Interest income	(2,086)					(2,086)
Earnings before net interest and taxes (EBIT)	242,187	69,248	174,288	31,385	(32,734)	-
Depreciation and amortization	114,660	60,017	30,462	18,371	5,810	-
Earnings before net interest, taxes, depreciation and amortization (EBITDA)	$356,847	$129,265	$204,750	$49,756	$(26,924)	$-

EBITDA margins (EBITDA / Reported Net Sales)	19.4%	13.2%	34.2%	18.6%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2018	2017

Notes payable, including revolving credit facilities	$153,236	$4,336
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,039	61,833
Long-Term Obligations, net of unamortized debt issuance costs	1,131,737	1,191,146
Total Debt	1,349,012	1,257,315
Less:
Cash and equivalents	291,382	712,640
Net Debt	$1,057,630	$544,675

Total Stockholders' Equity	$1,392,058	$1,312,048
Net Debt	1,057,630	544,675
Net Capital	$2,449,688	$1,856,723

Net Debt to Net Capital	43.2%	29.3%

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries.  Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.  Changes in exchange rates on such inter-country sales could materially impact our results of operations.  During the third quarter of 2018 the U.S. dollar strengthened compared to the Euro.  This resulted in a dilutive impact on our translated results during the third quarter of 2018 when compared to the third quarter of 2017. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Our Argentinian operations contributed approximately 2.0% of consolidated net assets and revenues at and for the nine months ended September 30, 2018.

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

We generally incur higher employee stock option expense in the first quarter compared with the rest of the fiscal year.  Our estimated total stock-based compensation expense on a pre-tax basis (in $ millions) for the year 2018 compared to 2017 is as follows:

	2018	2017
First Quarter	$7.5	$7.8
Second Quarter	3.4	3.9
Third Quarter	3.9	3.3
Fourth Quarter (estimated for 2018)	4.7	3.9
	$19.5	$18.9

LIQUIDITY AND CAPITAL RESOURCES

We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, stock option exercises and debt, as needed, as our primary sources of liquidity.  Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives. Other uses of liquidity include repurchasing shares of our common stock and paying dividends to stockholders. On October 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.34 per share payable on November 21, 2018 to stockholders of record as of October 31, 2018. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs.  A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

During 2017, we voluntarily repatriated approximately $1.0 billion from Europe to the U.S. This was achieved through a combination of surplus available cash and raising debt in our UK subsidiary in Europe.  This gave us full financial flexibility to utilize the repatriated cash to meet our U.S. funding needs and for strategic business investments, including the recent acquisition of CSP Technologies.  Adding euro-denominated debt better aligns our capital structure with our euro earnings base, and we were able to take advantage of historically low euro debt interest rates. At September 30, 2018, our weighted-average debt interest rate is 2.66%, and the mix of our fixed to floating debt is 90:10.

Cash and equivalents decreased to $291.4 million at September 30, 2018 from $712.6 million at December 31, 2017 primarily due to the acquisition of CSP Technologies.  Total short and long-term interest bearing debt of $1.3 billion at September 30, 2018 was at the same level as December 31, 2017.  Due to the decrease in cash to fund our CSP Technologies acquisition, the ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 43.2% at September 30, 2018 compared to 29.3% at December 31, 2017. See the reconciliation of non-U.S. GAAP measures starting on page 38

In the first nine months of 2018, our operations provided approximately $209.6 million in net cash flow compared to $265.2 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The decrease in cash provided by operations is primarily attributable to a decrease in net income from our business transformation expenses.

We used $668.7 million in cash for investing activities during the first nine months of 2018 compared to $189.2 million during the same period a year ago. Approximately $553.5 million of our cash (exclusive of $24.1 million of cash acquired) was utilized to fund our acquisition of CSP Technologies during 2018. $5.0 million is currently held in restricted cash pending the finalization of a working capital adjustment expected to be completed within 75 days after closing. We also invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, doing business as Propeller Health, which is accounted for at cost, and acquired Reboul, a French manufacturer specializing in stamping, decorating and assembling metal and plastic packaging for the cosmetics and luxury markets, for an initial purchase price of approximately $3.6 million (exclusive of $112 thousand of cash acquired). Our investment in capital projects increased $24.5 million for the first nine months of 2018 compared to the first nine months of 2017 to support the growth of our business. Our 2018 estimated cash outlays for capital expenditures are expected to be in the range of approximately $190 to $210 million but could vary due to changes in exchange rates as well as the timing of capital projects.  The increase in cash used for investing activities during the first nine months of 2018 was partially offset by the receipt of $10.6 million of insurance proceeds related to the Annecy fire property damages. In 2017, we also invested $5.0 million for a 20% minority investment in a technology company which provides digital monitoring systems for medical devices.

Financing activities provided $50.3 million in cash during the first nine months of 2018 compared to $447.3 million during the same period a year ago.  During the first nine months of 2018, we received net proceeds from our short term credit facility and stock option exercises of $139.4 million and $78.9 million, respectively. We used cash on hand to repay $67.0 million of long-term debt, pay $61.0 million of dividends and repurchase $61.7 million of common stock.  Following the repatriation in 2017 of $1.0 billion from Europe to the U.S., these funds were used to repay $160 million outstanding on the U.S. revolving credit facility and repurchase $113.3 million of common stock.

On July 20, 2017, the Company replaced its $300 million revolving credit facility with a new 5-year multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in Aptar’s consolidated leverage ratio. We utilized $35.0 million of the U.S. credit facility and €89.5 million of the UK subsidiary credit facility at September 30, 2018 and had no outstanding balance at December 31, 2017.  We incurred approximately $850 thousand and $734 thousand in interest and fees related to our credit facilities during the nine months ended September 30, 2018 and 2017, respectively.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2018
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	2.05 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	12.36 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $773 million before the 3.50 to 1.00 maximum ratio requirement is exceeded.

Our foreign operations have historically met cash requirements with the use of internally generated cash or uncommitted short-term borrowings.  We also have committed financing arrangements in both the U.S. and UK as detailed above.  We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

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

In February 2016, the FASB issued ASU 2016-02 and subsequent amendments, which requires organizations to recognize leases on the balance sheet, and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and recognition of expense in the income statement. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date (option 1) as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and the significant new disclosures about our leasing activities.

In June 2016, the FASB issued ASU 2016-13, which changes the accounting guidance for measurement of credit losses on financial instruments. The guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2019.  The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, which provides guidance to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As a result, impairment charges will be required for the amount by which a reporting units carrying amount exceeds its fair value up to the amount of its allocated goodwill. The new standard is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe that this new guidance will have a material impact on its Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, which provides guidance on the reclassification of certain tax effects from accumulated other comprehensive income.  This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA.  The new standard is effective for fiscal years and interim periods beginning after December 15, 2018.  The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued ASU 2018-14, which amends disclosure requirements for defined benefit pension and other postretirement plans.  The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new standard is effective for fiscal years ending after December 15, 2020.  As this update amends disclosure requirements, the Company does not expect any significant impact around adopting this guidance.

In August 2018, the FASB issued ASU 2018-15 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The new standard is effective for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

OUTLOOK

For the fourth quarter, we expect continued core sales growth in each segment over the prior year in spite of difficult comparisons to our very strong prior year fourth quarter, where each segment posted double digit core sales growth. However, we expect the inflationary environment to continue and raw material and transportation costs are expected to weigh on margins due to the normal delay in passing on these increased costs. Further, we anticipate isolated weaker beverage volumes in China.  We expect earnings per share for the fourth quarter, excluding any restructuring and acquisition costs, to be in the range of $0.81 to $0.86. This guidance is based on an effective tax rate range of 30% to 32%. Prior year reported earnings per share of $0.77 included a gain on insurance recovery of $0.11 per share, restructuring expenses of $0.03 per share and the $0.12 per share impact of the tax reform legislation enacted in the fourth quarter of last year. Excluding these effects and adjusting for comparable exchange rates, which had a positive impact of $0.03 per share, prior year adjusted earnings per share were $0.78. Prior year adjusted earnings per share would have been approximately $0.07 lower had our current effective tax rate been applied to prior year adjusted earnings.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•	economic conditions worldwide, including potential deflationary and inflationary conditions in regions we rely on for growth;
•	political conditions worldwide;
•	the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate;
•	significant fluctuations in foreign currency exchange rates;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	changes in customer and/or consumer spending levels;
•	loss of one or more key accounts;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the impact and extent of contamination found at the Company’s facility in Brazil;
•	our ability to successfully implement facility expansions and new facility projects;
•	the impact of the UK leaving the European Union (Brexit) on our UK operations;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;
•	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations or products, including the successful integration of the CSP Technologies business;
•	direct or indirect consequences of acts of war, terrorism or social unrest;
•	cybersecurity threats that could impact our networks and reporting systems;
•	the impact of natural disasters and other weather-related occurrences;
•	fiscal and monetary policies and other regulations;
•	changes or difficulties in complying with government regulation;
•	changing regulations or market conditions regarding environmental sustainability;
•	work stoppages due to labor disputes;
•	competition, including technological advances;
•	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•	the outcome of any legal proceeding that has been or may be instituted against us and others;
•	our ability to meet future cash flow estimates to support our goodwill impairment testing;
•	the demand for existing and new products;

•	the success of our customers’ products, particularly in the pharmaceutical industry;
•	our ability to manage worldwide customer launches of complex technical products, particularly in developing markets;
•	difficulties in product development and uncertainties related to the timing or outcome of product development;
•	significant product liability claims;
•	the successful execution of our business transformation; and
•	other risks associated with our operations.

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

The table below provides information as of September 30, 2018 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the fourth quarter of 2018.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

CHF / EUR	$42,289	0.8877	42,289-52,933
EUR / USD	20,127	1.1720	14,422-20,555
EUR / BRL	17,475	4.7533	14,938-17,475
USD / EUR	8,289	0.8544	6,383-8,289
COP / USD	5,626	0.0003	5,520-5,934
EUR / INR	5,030	82.3400	5,030-6,195
EUR / IDR	2,298	19.2090	2,181-2,298
EUR / MXN	948	22.3549	934-948
USD / MXN	720	18.8954	630-720
USD / COP	664	2,958.8500	664-1,420
EUR / CHF	402	1.1287	64-11,384
USD / CHF	10	0.9634	0-10
Total	$103,878

As of September 30, 2018, the Company has recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.9 million in accounts payable and accrued liabilities on the balance sheet. Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly-owned UK subsidiary.  The fair value of this cash flow hedge is $4.7 million and is reported in accounts payable and accrued liabilities on the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2018, the Company implemented enterprise resource planning (“ERP”) systems at two operating facilities.  Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP system.  Other than these items, no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fiscal quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended September 30, 2018, the Plan purchased no shares of our common stock on behalf of the participants, and sold 3,524 shares of our common stock on behalf of the participants at an average price of $104.67, for an aggregate amount of $369 thousand.  At September 30, 2018, the Plan owned 76,127 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2016, the Company announced a share repurchase authorization of up to $350 million of common stock.  This authorization replaces previous authorizations and has no expiration date.  Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

The Company did not repurchase any shares during the third quarter of 2018.

The following table summarizes the Company’s purchases of its securities for the quarter ended September 30, 2018:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

7/1 – 7/31/18	—	$—	—	$80.2
8/1 – 8/31/18	—	—	—	80.2
9/1 – 9/30/18	—	—	—	80.2
Total	—	$—	—	$80.2

ITEM 6.  EXHIBITS

Exhibit 2.1	Offer Letter, dated as of July 26, 2018, among AptarGroup, Inc., CSP Technologies Parent S.A., Expansion 17 S.C.A. SICAR and Global Performance 17 S.C.A. SICAR. †

Exhibit 2.2	Stock Purchase Agreement, dated as of July 26, 2018, by and between AptarGroup, Inc., and CSP Technologies Parent S.A. †

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2018, filed with the SEC on November 5, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets – September 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2018 and 2017 and (vi) the Notes to Condensed Consolidated Financial Statements.

† The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2).  The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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

Date: November 5, 2018