Form 10-Q
period 2019-03-31
APTARGROUP INC
filed 2019-05-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2019
Common Stock, $.01 par value per share	63,192,199 shares

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2019

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2019	2018

Net Sales	$744,460	$703,350
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	469,132	455,822
Selling, research & development and administrative	121,215	112,461
Depreciation and amortization	47,489	41,175
Restructuring initiatives	9,530	5,936
	647,366	615,394
Operating Income	97,094	87,956

Other (Expense) Income:
Interest expense	(9,214)	(8,055)
Interest income	1,748	2,248
Equity in results of affiliates	(95)	(65)
Miscellaneous, net	466	(867)
	(7,095)	(6,739)

Income before Income Taxes	89,999	81,217

Provision for Income Taxes	27,000	21,929

Net Income	$62,999	$59,288

Net Loss Attributable to Noncontrolling Interests	$5	$12

Net Income Attributable to AptarGroup, Inc.	$63,004	$59,300

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.00	$0.95
Diluted	$0.96	$0.92

Average Number of Shares Outstanding:
Basic	62,964	62,128
Diluted	65,349	64,414

Dividends per Common Share	$0.34	$0.32

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

Three Months Ended March 31,	2019	2018

Net Income	$62,999	$59,288
Other Comprehensive Income:
Foreign currency translation adjustments	(9,611)	22,935
Changes in treasury locks, net of tax	—	7
(Loss) gain on derivatives, net of tax	(393)	346
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	84	96
Amortization of net loss included in net income, net of tax	637	1,260
Total defined benefit pension plan, net of tax	721	1,356
Total other comprehensive (loss) income	(9,283)	24,644
Comprehensive Income	53,716	83,932
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(3)	1
Comprehensive Income Attributable to AptarGroup, Inc.	$53,713	$83,933

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and equivalents	$217,377	$261,823
Accounts and notes receivable, less allowance for doubtful accounts of $3,820 in 2019 and $3,541 in 2018	599,561	569,630
Inventories	390,403	381,110
Prepaid and other	122,104	118,245
	1,329,445	1,330,808
Property, Plant and Equipment:
Buildings and improvements	463,551	453,572
Machinery and equipment	2,385,283	2,368,332
	2,848,834	2,821,904
Less: Accumulated depreciation	(1,866,875)	(1,855,810)
	981,959	966,094
Land	25,171	25,519
	1,007,130	991,613
Other Assets:
Investments in equity securities	8,923	25,448
Goodwill	703,709	712,095
Intangible assets	246,899	254,904
Operating lease right-of-use assets	82,099	—
Miscellaneous	37,429	62,867
	1,079,059	1,055,314
Total Assets	$3,415,634	$3,377,735

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	March 31,	December 31,
	2019	2018
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, including revolving credit facilities	$17,683	$101,293
Current maturities of long-term obligations, net of unamortized debt issuance costs	63,981	62,678
Accounts payable and accrued liabilities	542,252	525,199
	623,916	689,170
Long-Term Obligations, net of unamortized debt issuance costs	1,141,062	1,125,993
Deferred Liabilities and Other:
Deferred income taxes	29,938	53,917
Retirement and deferred compensation plans	63,691	62,319
Operating lease liabilities	64,592	—
Deferred and other non-current liabilities	24,721	23,465
Commitments and contingencies	—	—
	182,942	139,701
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 67.6 and 67.3 million shares issued as of March 31, 2019 and December 31, 2018, respectively	676	673
Capital in excess of par value	700,933	678,769
Retained earnings	1,413,453	1,371,826
Accumulated other comprehensive (loss)	(319,795)	(310,504)
Less: Treasury stock at cost, 4.5 and 4.4 million shares as of March 31, 2019 and December 31, 2018, respectively	(327,871)	(318,208)
Total AptarGroup, Inc. Stockholders’ Equity	1,467,396	1,422,556
Noncontrolling interests in subsidiaries	318	315
Total Stockholders’ Equity	1,467,714	1,422,871
Total Liabilities and Stockholders’ Equity	$3,415,634	$3,377,735

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048
Net income	59,300	—	—	—	—	(12)	59,288
Adoption of revenue recognition standard	2,937	—	—	—	—	—	2,937
Foreign currency translation adjustments	—	22,924	—	—	—	11	22,935
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,356	—	—	—	—	1,356
Changes in treasury locks, net of tax	—	7	—	—	—	—	7
Changes in derivative gains, net of tax	—	346	—	—	—	—	346
Stock awards and option exercises	—	—	5	12,174	30,212	—	42,391
Cash dividends declared on common stock	(19,830)	—	—	—	—	—	(19,830)
Treasury stock purchased	—	—	—	(3,905)	—	—	(3,905)
Common stock repurchased and retired	(11,336)	—	(1)	—	(1,460)	—	(12,797)
Balance - March 31, 2018	$1,332,218	$(228,669)	$671	$(337,976)	$638,223	$309	$1,404,776

Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income	63,004	—	—	—	—	(5)	62,999
Foreign currency translation adjustments	—	(9,619)	—	—	—	8	(9,611)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	721	—	—	—	—	721
Changes in derivative gains, net of tax	—	(393)	—	—	—	—	(393)
Stock awards and option exercises	—	—	3	5,337	22,164	—	27,504
Cash dividends declared on common stock	(21,377)	—	—	—	—	—	(21,377)
Treasury stock purchased	—	—	—	(15,000)	—	—	(15,000)
Balance - March 31, 2019	$1,413,453	$(319,795)	$676	$(327,871)	$700,933	$318	$1,467,714

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2019	2018

Cash Flows from Operating Activities:
Net income	$62,999	$59,288
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	41,487	38,357
Amortization	6,002	2,818
Stock-based compensation	6,565	7,511
Provision for doubtful accounts	497	94
Loss (gain) on disposition of fixed assets	310	(859)
Deferred income taxes	671	(2,733)
Defined benefit plan expense	3,858	4,872
Equity in results of affiliates	95	65
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(35,301)	(67,484)
Inventories	(13,097)	(18,575)
Prepaid and other current assets	(2,282)	129
Accounts payable and accrued liabilities	6,865	26,744
Income taxes payable	3,511	3,255
Retirement and deferred compensation plan liabilities	(5,940)	(5,381)
Other changes, net	1,396	2,918
Net Cash Provided by Operations	77,636	51,019
Cash Flows from Investing Activities:
Capital expenditures	(51,742)	(40,019)
Proceeds from sale of property and equipment	178	2,848
Insurance proceeds	—	10,631
Acquisition of business, release of escrow	(4,036)	—
Acquisition of intangible assets	(221)	(124)
Proceeds from sale of investment in equity securities	16,487	—
Notes receivable, net	231	208
Net Cash (Used) by Investing Activities	(39,103)	(26,456)
Cash Flows from Financing Activities:
Proceeds from notes payable	16,783	8,564
Repayments of notes payable	(21,130)	(3,956)
Proceeds and repayments of short term credit facility, net	(78,222)	—
Proceeds from long-term obligations	10,446	2,524
Repayments of long-term obligations	(3,227)	(3,855)
Dividends paid	(21,377)	(19,830)
Proceeds from stock option exercises	20,939	34,880
Purchase of treasury stock	(15,000)	(3,905)
Common stock repurchased and retired	—	(12,797)
Net Cash (Used) Provided by Financing Activities	(90,788)	1,625
Effect of Exchange Rate Changes on Cash	2,809	5,930
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(49,446)	32,118
Cash and Equivalents and Restricted Cash at Beginning of Period	266,823	712,640
Cash and Equivalents and Restricted Cash at End of Period	$217,377	$744,758

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow.

Three Months Ended March 31,	2019	2018

Cash and equivalents	$217,377	$741,062
Restricted cash included in prepaid and other	—	3,696
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$217,377	$744,758

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except per Share Amounts, or as Otherwise Indicated)

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of AptarGroup, Inc. and our subsidiaries.  The terms “AptarGroup”, “Aptar”, “Company”, “we”, “us” or “our” as used herein refer to AptarGroup, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current period presentation.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented.  The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading.  Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 but does not include all disclosures required by U.S. GAAP.  Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

During the quarter ended June 30, 2018, primarily based on published estimates, which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Local currency monetary assets and liabilities have been remeasured into U.S. dollars using exchange rates as of the latest balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in net earnings. Our Argentinian operations contributed approximately 2.0% of consolidated net assets and revenues at and for the three months ended March 31, 2019.

LEASES

We determine if an arrangement is a lease at inception. Operating lease assets are included in operating lease right-of-use (“ROU”) assets and liabilities are included in Accounts payable and accrued liabilities and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term obligations and long-term obligations in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made as well as initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, we account for the lease and non-lease components as a single lease component. We have elected not to recognize right-of-use assets and lease liabilities that arise from short-term leases (a lease whose term is 12 months or less and does not include a purchase option that we are reasonably certain to exercise).

Certain vehicle lease contracts include guaranteed residual value that is considered in the determination of lease classification. The probability of having to satisfy a residual value guarantee is not considered for the purpose of lease classification, but is considered when measuring a lease liability.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard effective January 1, 2019 using a modified retrospective transition, using the effective date method. Under this method, financial results reported in periods prior to 2019 are not recast. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows companies to carry forward their historical lease classification. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, as our accounting for finance leases remained substantially unchanged. The impact of adoption of the standard to previously reported results is shown below.

	Balance at		Balance at
	December 31,		January 1,
	2018	Adjustments	2019
Consolidated Balance Sheets
Operating lease right-of-use assets	$—	$83,222	$83,222
Prepaid and other	118,245	(1,383)	116,862
Property, plant and equipment	991,613	5,876	997,489
Current maturities of long-term obligations, net of unamortized debt issuance costs	62,678	2,631	65,309
Accounts payable and accrued liabilities	525,199	20,508	545,707
Operating lease liabilities	—	61,331	61,331
Long-term obligations, net of unamortized debt issuance costs	1,125,993	3,245	1,129,238

In February 2018, the FASB issued ASU 2018-02, which provides guidance on the reclassification of certain tax effects from accumulated other comprehensive income.  This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”).  The new standard is effective for fiscal years and interim periods beginning after December 15, 2018.  We elected to early adopt this standard in the fourth quarter of 2018.  As part of this adoption, we elected to reclassify $6.7 million of stranded income tax effects of the TCJA from accumulated other comprehensive income to retained earnings at the beginning of the fourth quarter of 2018.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Condensed Consolidated Financial Statements.

RETIREMENT OF COMMON STOCK

During the first quarter of 2019, we repurchased 159 thousand shares of common stock, all of which were returned to treasury stock.  During the first quarter of 2018, we repurchased 189 thousand shares of common stock, of which 144 thousand shares were immediately retired.  Common stock was reduced by the number of shares retired at $0.01 par value per share.  We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

All of our non-U.S. earnings are subject to U.S. taxation, either from the transition tax enacted in the U.S. by the TCJA on accumulated non-U.S. earnings as of the end of 2017 or the global intangible low-taxed income (“GILTI”) provisions on non-U.S. earnings thereafter.  We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested.  We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution.  These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and the global cash management goals of the Company.

We provide a liability for the amount of unrecognized tax benefits from uncertain tax positions.  This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.  See Note 5 - Income Taxes for more information.

NOTE 2 – REVENUE

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, we allocate the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service).  The majority of our revenues are derived from product and tooling sales; however, we also receive revenues from service, license, exclusivity and royalty arrangements, which are considered insignificant.  Revenue by segment and geography for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended March 31, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$216,233	$86,979	$42,642	$21,805	$367,659
Pharma	184,174	71,772	7,656	9,099	272,701
Food + Beverage	30,961	55,120	7,884	10,135	104,100
Total	$431,368	$213,871	$58,182	$41,039	$744,460

	For the Three Months Ended March 31, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$224,612	$83,074	$48,266	$22,221	$378,173
Pharma	175,675	39,096	6,245	9,111	230,127
Food + Beverage	29,811	48,215	7,763	9,261	95,050
Total	$430,098	$170,385	$62,274	$40,593	$703,350

We perform our obligations under a contract with a customer by transferring goods and/or services in exchange for consideration from the customer. The timing of performance will sometimes differ from the timing of the receipt of the associated consideration from the customer, thus resulting in the recognition of a contract asset or a contract liability. We recognize a contract asset when we transfer control of goods or services to a customer prior to invoicing for the related performance obligation. The contract asset is transferred to accounts receivable when the product is shipped and invoiced to the customer. We recognize a contract liability if the customer's payment of consideration precedes the entity's performance.

The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of	Balance as of	Increase/
	December 31, 2018	March 31, 2019	(Decrease)
Contract asset (current)	$15,858	$15,894	$36
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$68,134	$68,403	$269
Contract liability (long-term)	$11,261	$11,906	$645

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The amount of revenue recognized in the current year that was included in the opening contract liability balance was $7.5 million.

Determining the Transaction Price

In most cases, the transaction price for each performance obligation is stated in the contract. In determining the variable amounts of consideration within the transaction price (such as volume-based customer rebates), we include an estimate of the expected amount of consideration as revenue. We apply the expected value method based on all of the information (historical, current, and forecast) that is reasonably available and identify reasonable estimates based on this information. We apply the method consistently throughout the contract when estimating the effect of an uncertainty on the amount of variable consideration to which we will be entitled.

Product Sales

We primarily manufacture dispensing systems for our Beauty + Home, Pharma, and Food + Beverage customers. The amount of consideration is typically fixed for such customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.

To determine when the control transfers, we typically assess, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. A majority of product sales are sold FOB shipping point. For FOB shipping point shipments, control of the goods transfers to the customer at the time of shipment of the goods. Therefore, our performance obligation is satisfied at the time of shipment. We have elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. We do not have any material significant payment terms as payment is typically received shortly after the point of sale.

There also exist instances where we manufacture highly customized products that have no alternative use to us and for which we have an enforceable right to payment for performance completed to date. For these products, we transfer control and recognize revenue over time by measuring progress towards completion using the Output Method based on the number of products produced.  As we normally make our products to a customer’s order, the time between production and shipment of our products is typically within a few weeks.

As a part of our customary business practice, we offer a standard warranty that the products will materially comply with the technical specifications and will be free from material defects. Because such warranties are not sold separately, do not provide for any service beyond a guarantee of a product’s initial specifications, and are not required by law, there is no revenue deferral for these types of warranties.

Tooling Sales

We also build or contract for molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, we recognize revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to us and we have an enforceable right to payment for performance completed to date, we transfer control and recognize revenue over time by measuring progress towards completion using the Input Method based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. We do not have any material significant payment terms as payment is typically either received during the mold-build process or shortly after completion.

In certain instances, we offer extended warranties on tools sold to our customers above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2018, $758 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable and Other Liabilities. At March 31, 2019, the unearned amount was $686 thousand. We expect to recognize approximately $237 thousand of the unearned amount during the remainder of 2019, $268 thousand in 2020, and $181 thousand thereafter.

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	March 31,	December 31,
	2019	2018
Raw materials	$115,942	$110,720
Work in process	125,774	131,091
Finished goods	148,687	139,299
Total	$390,403	$381,110

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2018 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$223,933	$359,883	$128,279	$1,615	$713,710
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2018	$223,933	$359,883	$128,279	$—	$712,095
Acquisition	—	(964)	—	—	(964)
Foreign currency exchange effects	(2,041)	(5,255)	(126)	—	(7,422)
Goodwill	$221,892	$353,664	$128,153	$1,615	$705,324
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2019	$221,892	$353,664	$128,153	$—	$703,709

The table below shows a summary of intangible assets as of March 31, 2019 and December 31, 2018.

		March 31, 2019			December 31, 2018
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	1.9	$5,545	(4,754)	$791	$5,427	$(5,294)	$133
Acquired technology	13.5	90,867	(19,774)	71,093	92,389	(18,304)	74,085
Customer relationships	14.3	178,142	(22,784)	155,358	179,597	(20,439)	159,158
Trademarks and trade names	7.0	21,105	(7,928)	13,177	21,243	(5,914)	15,329
License agreements and other	11.9	14,171	(7,691)	6,480	13,852	(7,653)	6,199
Total intangible assets	13.2	$309,830	$(62,931)	$246,899	$312,508	$(57,604)	$254,904

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2019 and 2018 was $6,002 and $2,818, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2019	$18,142	(remaining estimated amortization for 2019)
2020	22,643
2021	21,831
2022	21,545
2023 and thereafter	162,738

Future amortization expense may fluctuate depending on changes in foreign currency rates.  The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2019.

NOTE 5 – INCOME TAXES

Based on current tax laws, our estimated annual effective tax rate for 2019, excluding discrete tax impacts, is 30.4%.  This rate reflects the mix of pre-tax income in various non-U.S. jurisdictions and the reduced U.S. federal tax rate, offset by unfavorable provisions within the U.S. tax law and U.S. state income tax increases. The reported effective tax rate for the three months ended March 31, 2019 was 30.0%, as the impact of discrete tax items in the period were largely offsetting.  The reported effective tax rate for the three months ended March 31, 2018 was 27.0%.  The prior year tax rate was favorably impacted by $4.4 million of tax benefits from employee share-based compensation.

NOTE 6 – DEBT

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. At March 31, 2019, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 16.00%, due in monthly and annual installments through 2028	$23,421	$—	$23,421
Senior unsecured notes 3.2%, due in 2022	75,000	83	74,917
Senior unsecured debts 4.3% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	224,000	503	223,497
Senior unsecured notes 3.5%, due in 2023	125,000	172	124,828
Senior unsecured notes 1.0%, due in 2023	112,165	408	111,757
Senior unsecured notes 3.4%, due in 2024	50,000	73	49,927
Senior unsecured notes 3.5%, due in 2024	100,000	172	99,828
Senior unsecured notes 1.2%, due in 2024	224,330	863	223,467
Senior unsecured notes 3.6%, due in 2025	125,000	200	124,800
Senior unsecured notes 3.6%, due in 2026	125,000	200	124,800
Financial lease liabilities	23,801	—	23,801
	$1,207,717	$2,674	$1,205,043
Current maturities of long-term obligations	(63,981)	—	(63,981)
Total long-term obligations	$1,143,736	$2,674	$1,141,062

At December 31, 2018, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 16.00%, due in monthly and annual installments through 2028	$15,531	$—	$15,531
Senior unsecured notes 3.2%, due in 2022	75,000	88	74,912
Senior unsecured debts 4.0% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	224,000	541	223,459
Senior unsecured notes 3.5%, due in 2023	125,000	181	124,819
Senior unsecured notes 1.0%, due in 2023	114,535	432	114,103
Senior unsecured notes 3.4%, due in 2024	50,000	76	49,924
Senior unsecured notes 3.5%, due in 2024	100,000	181	99,819
Senior unsecured notes 1.2%, due in 2024	229,070	904	228,166
Senior unsecured notes 3.6%, due in 2025	125,000	207	124,793
Senior unsecured notes 3.6%, due in 2026	125,000	208	124,792
Capital lease obligations	8,353	—	8,353
	$1,191,489	$2,818	$1,188,671
Current maturities of long-term obligations	(62,678)	—	(62,678)
Total long-term obligations	$1,128,811	$2,818	$1,125,993

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2019
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	2.00 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	14.75 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. The December 31, 2018 outstanding balance of €69.0 million on the euro-based revolving credit facility was paid in the first quarter of 2019.   No balances were drawn as of March 31, 2019. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheet.

Aggregate long-term maturities, excluding finance lease obligations, due annually from the current balance sheet date for the next five years are $60,592, $62,195, $61,111, $135,252, $339,883 and $524,883 thereafter.

NOTE 7 – LEASE COMMITMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating and finance leases expiring at various dates through the year 2028. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.

Amortization expense related to finance leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and selling research & development and administrative expenses (“SG&A”).  Rent expense related to operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $8.1 million in the first quarter of 2018 under the old lease accounting standard.

The components of lease expense for the current period were as follows:

Three Months Ended March 31,	2019
Operating lease cost	$6,004

Finance lease cost:
Amortization of right-of-use assets	$872
Interest on lease liabilities	315
Total finance lease cost	$1,187

Short-term lease and variable lease costs	$1,942

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,469
Operating cash flows from finance leases	243
Financing cash flows from finance leases	1,140

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,515
Finance leases	10,697

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$82,099

Accounts payable and accrued liabilities	$15,935
Operating lease liabilities	64,592
Total operating lease liabilities	$80,527

Finance Leases
Property, plant and equipment, gross	$31,735
Accumulated depreciation	(1,095)
Property, plant and equipment, net	$30,640

Current maturities of long-term obligations, net of unamortized debt issuance cost	$3,389
Long-term obligations, net of unamortized debt issuance cost	20,412
Total finance lease liabilities	$23,801

Weighted Average Remaining Lease Term (in years)
Operating leases	6.4
Finance leases	7.3

Weighted Average Discount Rate
Operating leases	4.92%
Finance leases	5.66%

Maturities of lease liabilities as of March 31, 2019, were as follows:

	Operating	Finance
	Leases	Leases
Year 1	$19,988	$4,605
Year 2	16,408	3,704
Year 3	12,897	3,087
Year 4	10,467	2,200
Year 5	8,586	1,769
Thereafter	26,358	16,472
Total lease payments	94,704	31,837
Less imputed interest	(14,177)	(8,036)
Total	$80,527	$23,801

Maturities of lease liabilities as of December 31, 2018 under the old lease accounting standard were as follows:

	Operating	Capital
	Leases	Leases
Year 1	$26,512	$1,828
Year 2	21,386	1,653
Year 3	16,529	1,546
Year 4	12,549	1,160
Year 5	10,225	880
Thereafter	21,932	3,827
Total lease payments	$109,133	10,894
Less imputed interest		(2,541)
Present value of future lease payments		$8,353

As of March 31, 2019, we have additional operating and finance leases, primarily for buildings, that have not yet commenced of $4.0 million. These operating and finance leases will commence in years 2019 and 2020 with lease terms of 3 to 10 years.

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2019	2018	2019	2018
Service cost	$2,773	$2,849	$1,460	$1,531
Interest cost	1,845	1,720	501	472
Expected return on plan assets	(3,094)	(2,814)	(592)	(679)
Amortization of net loss	489	1,218	363	446
Amortization of prior service cost	—	—	113	129
Net periodic benefit cost	$2,013	$2,973	$1,845	$1,899

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

Although we have no minimum funding requirement, we contributed $365 thousand to our domestic defined benefit plans during the quarter ended March 31, 2019. We expect to contribute approximately $4.3 million to our foreign defined benefit plans in 2019, and as of March 31, 2019, we have contributed approximately $0.7 million of that amount.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)
Other comprehensive income (loss) before reclassifications	22,924	—	(4,715)	18,209
Amounts reclassified from accumulated other comprehensive income	—	1,356	5,068	6,424
Net current-period other comprehensive income	22,924	1,356	353	24,633
Balance - March 31, 2018	$(162,579)	$(63,239)	$(2,851)	$(228,669)

Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive income (loss) before reclassifications	(9,619)	—	5,738	(3,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	721	(6,131)	(5,410)
Net current-period other comprehensive income	(9,619)	721	(393)	(9,291)
Balance - March 31, 2019	$(258,020)	$(59,742)	$(2,033)	$(319,795)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended March 31,	2019	2018

Defined Benefit Pension Plans
Amortization of net loss	$852	$1,664	(1)
Amortization of prior service cost	113	129	(1)
	965	1,793	Total before tax
	(244)	(437)	Tax benefit
	$721	$1,356	Net of tax
Derivatives
Changes in treasury locks	$—	$11	Interest Expense
Changes in cross currency swap: interest component	(1,454)	(1,019)	Interest Expense
Changes in cross currency swap: foreign exchange component	(4,677)	7,116	Miscellaneous, net
	(6,131)	6,108	Total before tax
	—	(1,040)	Tax benefit
	$(6,131)	$5,068	Net of tax
Total reclassifications for the period	$(5,410)	$6,424

(1)

These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 8 – Retirement and Deferred Compensation Plans for additional details).

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We maintain a foreign exchange risk management policy designed to establish a framework to protect the value of our non-functional denominated transactions from adverse changes in exchange rates.  Sales of our products can be denominated in a currency different from the currency in which the related costs to produce the product are denominated.  Changes in exchange rates on such inter-country sales or intercompany loans can impact our results of operations.  Our policy is not to engage in speculative foreign currency hedging activities, but to minimize our net foreign currency transaction exposure, defined as firm commitments and transactions recorded and denominated in currencies other than the functional currency.  We may use foreign currency forward exchange contracts, options and cross currency swaps to economically hedge these risks.

For derivative instruments designated as hedges, we formally document the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness at inception.  Quarterly thereafter, we formally assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Additionally, in order to designate any derivative instrument as a hedge of an anticipated transaction, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur. All derivative financial instruments used as hedges are recorded at fair value in the Condensed Consolidated Balance Sheets (see Note 11 - Fair Value).

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

During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a cross currency swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan.  This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt.  Related to this hedge, approximately $2.0 million of loss is included in accumulated other comprehensive loss at March 31, 2019. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at March 31, 2019 is $5.1 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates.  As of March 31, 2019, the fair value of the cross currency swap was a $3.6 million asset. The swap contract expires on July 20, 2022.

HEDGE OF NET INVESTMENTS IN FOREIGN OPERATIONS

A significant number of our operations are located outside of the United States.  Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our foreign subsidiaries.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we maintain debt in these subsidiaries to offset the net asset exposure.  We do not otherwise actively manage this risk using derivative financial instruments.  In the event we plan on a full or partial liquidation of any of our foreign subsidiaries where our net investment is likely to be monetized, we will consider hedging the currency exposure associated with such a transaction.

OTHER

As of March 31, 2019, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other and $0.7 million in accounts payable and accrued liabilities on the balance sheet.  All forward exchange contracts outstanding as of March 31, 2019 had an aggregate notional contract amount of $39.6 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018

		March 31, 2019		December 31, 2018
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$391	$—	$259
Cross Currency Swap Contract (1)	Prepaid and other	3,557	—	—	—
		$3,557	$391	$—	$259

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$713	$—	$331
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	—	—	1,040	—
		$—	$713	$1,040	$331

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Quarters Ended March 31, 2019 and 2018

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2019	2018		2019	2018
Cross currency swap contract:
Interest component	$1,392	$1,435	Interest expense	$1,454	$1,019	$(9,214)
Foreign exchange component	4,677	(7,116)	Miscellaneous, net	4,677	(7,116)	466
	$6,069	$(5,681)		$6,131	$(6,097)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended March 31, 2019 and 2018

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2019	2018
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(263)	$141
		$(263)	$141

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
March 31, 2019
Derivative Assets	$3,948	—	$3,948	—	—	$3,948
Total Assets	$3,948	—	$3,948	—	—	$3,948

Derivative Liabilities	$713	—	$713	—	—	$713
Total Liabilities	$713	—	$713	—	—	$713

December 31, 2018
Derivative Assets	$259	—	$259	—	—	$259
Total Assets	$259	—	$259	—	—	$259

Derivative Liabilities	$1,371	—	$1,371	—	—	$1,371
Total Liabilities	$1,371	—	$1,371	—	—	$1,371

NOTE 11 – FAIR VALUE

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2019, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$391	$—	$391	$—
Cross currency swap contract (1)	3,557	—	3,557	—
Total assets at fair value	$3,948	$—	$3,948	$—
Liabilities
Foreign exchange contracts (1)	$713	$—	$713	$—
Total liabilities at fair value	$713	$—	$713	$—

As of December 31, 2018, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$259	$—	$259	$—
Total assets at fair value	$259	$—	$259	$—
Liabilities
Foreign exchange contracts (1)	$331	$—	$331	$—
Cross currency swap contract (1)	1,040	—	1,040	—
Total liabilities at fair value	$1,371	$—	$1,371	$—

(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments.  We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of March 31, 2019 and December 31, 2018.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  While management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur and could include amounts in excess of any accruals which management has established.  Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows.

Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure.  As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  We have no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at our facility in Jundiaí, São Paulo, Brazil.  The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems.  The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations.  In March 2017, we reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB.  We continue to monitor and test the affected areas to determine the full extent of the impact and the scope of any required remediation.  Initial costs for further investigation and possible remediation, which are based on assumptions about the area of impact and customary remediation costs, are estimated to be in the range of $1.5 million to $3.0 million.  The range of possible loss associated with this environmental contingency is subject to considerable uncertainty due to the incomplete status of the investigation and ongoing review of the CETESB.  We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required.  We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.  We accrued $1.5 million (operating expense) in the first quarter of 2017 relating to this contingency.  The amount is periodically reviewed, and adjusted as necessary, as the matter continues to evolve.  Based on the current status of the investigation, no adjustment to the accrual was necessary for the quarter ended March 31, 2019.

In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. If the Judicial Court grants full retrospective recovery, we estimate potential recoveries of up to $13.4 million, including interest. During the first quarter of 2019, we received a favorable court decision of $2.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $1.7 million and $1.0 million was recognized as interest income.  Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter. However, we anticipate decisions on our remaining claims in 2019.

NOTE 13 – STOCK REPURCHASE PROGRAM

We announced the $350 million share repurchase program in effect for the quarter ended March 31, 2019 on October 20, 2016.  On April 18, 2019, we announced a new share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date.  We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended March 31, 2019, we repurchased approximately 159 thousand shares for approximately $15.0 million.  During the three months ended March 31, 2018, we repurchased approximately 189 thousand shares for approximately $16.7 million.

NOTE 14 – STOCK-BASED COMPENSATION

Historically we have issued stock options and restricted stock units (“RSUs”), which consisted of time-based and performance-based awards, to employees under stock awards plans approved by stockholders.  Beginning in 2019, we no longer issue stock options to employees. In addition, RSUs are issued to non-employee directors under a Restricted Stock Unit Award Agreement for Directors pursuant to the 2018 Equity Incentive Plan. Previously, non-employee directors were issued stock options under a Director Stock Option Plan.  Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant.

RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met. Performance-based RSUs have one of two vesting conditions: (1) based on our internal financial performance metrics and (2) based on our total shareholder return (“TSR”) relative to total shareholder returns of an industrial peer group. At the time of vesting, the vested shares of common stock are issued in the employee’s name. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). Director RSUs are only time-based and generally vest over one year.

Compensation expense attributable to employee stock options for the first three months of 2019 was approximately $1.8 million ($1.5 million after tax).  The income tax benefit related to this compensation expense was approximately $0.3 million.  Approximately $1.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales.  Compensation expense attributable to stock options for the first three months of 2018 was approximately $4.9 million ($3.5 million after tax).  The income tax benefit related to this compensation expense was approximately $1.4 million.  Approximately $4.0 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. The reduction in stock option expense is due to our move to RSUs as discussed above.

For stock option grants, we used historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82 per share during the first three months of 2018.  This value was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Three Months Ended March 31,	2018
Dividend Yield	1.5%
Expected Stock Price Volatility	14.2%
Risk-free Interest Rate	2.8%
Expected Life of Option (years)	6.6

A summary of option activity under our stock plans during the three months ended March 31, 2019 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2019	6,761,055	$65.76	155,200	$58.13
Granted	—	—	—	—
Exercised	(349,320)	59.81	(1,000)	53.72
Forfeited or expired	(5,842)	58.11	—	—
Outstanding at March 31, 2019	6,405,893	$66.10	154,200	$58.16
Exercisable at March 31, 2019	5,593,702	$63.88	154,200	$58.16
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2019	5.7		3.9
Exercisable at March 31, 2019	5.3		3.9
Aggregate Intrinsic Value:
Outstanding at March 31, 2019	$258,093		$7,437
Exercisable at March 31, 2019	$237,778		$7,437
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2019	$14,047		$51
March 31, 2018	$22,804		$1,608

The grant date fair value of options vested during the three months ended March 31, 2019 and 2018 was $12.2 million and $16.5 million, respectively.  Cash received from option exercises was approximately $20.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $3.4 million in the three months ended March 31, 2019.  As of March 31, 2019, the remaining valuation of stock option awards to be expensed in future periods was $6.5 million and the related weighted-average period over which it is expected to be recognized is 1.4 years.

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

Three Months Ended March 31,	2019	2018
Fair value per stock award	$134.97	$128.70
Grant date stock price	$104.51	$89.42
Assumptions:
Aptar's stock price expected volatility	16.50%	12.30%
Expected average volatility of peer companies	31.90%	27.50%
Correlation assumption	37.40%	20.20%
Risk-free interest rate	2.19%	2.42%
Dividend yield assumption	1.30%	1.43%

A summary of RSU activity as of March 31, 2019 and changes during the three month period then ended, is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2019	261,487	$91.78	69,990	$111.55
Granted	112,553	101.96	122,737	120.62
Vested	(32,202)	85.13	—	—
Forfeited	(3,786)	104.54	—	—
Nonvested at March 31, 2019	338,052	$95.66	192,727	$117.32

Nonvested time-based RSUs outstanding as of March 31, 2019, include 14,257 units awarded to non-employee directors.

Compensation expense recorded attributable to RSUs for the first three months of 2019 and 2018 was approximately $4.7 million and $2.6 million, respectively.  The actual tax benefit realized for the tax deduction from RSUs was approximately $408 thousand in the three months ended March 31, 2019. The fair value of units vested during the three months ended March 31, 2019 and 2018 was $2.7 million and $1.0 million, respectively.  The intrinsic value of units vested during the three months ended March 31, 2019 and 2018 was $3.2 million and $1.3 million, respectively.  As of March 31, 2019, there was $42.0 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.5 years.

During 2017, we provided a long-term incentive program for certain employees.  Each award is based on the cumulative TSR of our common stock during a three-year performance period compared to a peer group.  The total expected expense related to this program for awards outstanding as of March 31, 2019 is approximately $2.8 million, of which $206 thousand and $409 thousand was recognized in the first three months of 2019 and 2018, respectively.

NOTE 15 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$63,004	$63,004	$59,300	$59,300

Average equivalent shares
Shares of common stock	62,964	62,964	62,128	62,128
Effect of dilutive stock-based compensation
Stock options	2,222	—	2,216	—
Restricted stock	163	—	70	—
Total average equivalent shares	65,349	62,964	64,414	62,128
Net income per share	$0.96	$1.00	$0.92	$0.95

NOTE 16 – SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2018.  We evaluate performance of our business units and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.

All internal segment reporting and discussions of results with our Chief Operating Decision Maker (CODM) are based on segment Adjusted EBITDA.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2019	2018
Total Sales:
Beauty + Home	$373,503	$383,463
Pharma	274,494	230,132
Food + Beverage	104,727	95,645
Total Sales	$752,724	$709,240
Less: Intersegment Sales:
Beauty + Home	$5,844	$5,290
Pharma	1,793	5
Food + Beverage	627	595
Total Intersegment Sales	$8,264	$5,890
Net Sales:
Beauty + Home	$367,659	$378,173
Pharma	272,701	230,127
Food + Beverage	104,100	95,050
Net Sales	$744,460	$703,350
Adjusted EBITDA:
Beauty + Home	$53,191	$53,135
Pharma	97,357	79,840
Food + Beverage	16,691	12,739
Corporate & Other, unallocated	(12,755)	(11,579)
Restructuring Initiatives (1)	(9,530)	(5,936)
Depreciation and amortization	(47,489)	(41,175)
Interest Expense	(9,214)	(8,055)
Interest Income	1,748	2,248
Income before Income Taxes	$89,999	$81,217

(1)	Restructuring Initiatives includes expense items for the three months ended March 31, 2019 and 2018 as follows (see Note 19 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2019	2018
Restructuring Initiatives by Segment
Beauty + Home	$8,269	$5,016
Pharma	326	364
Food + Beverage	510	315
Corporate & Other	425	241
Total Restructuring Initiatives	$9,530	$5,936

Note 17 – INSURANCE SETTLEMENT RECEIVABLE

A fire caused damage to our facility in Annecy, France in June 2016.  The fire was contained to one of three production units and there were no reported injuries. Aptar Annecy supplies anodized aluminum components for certain Aptar dispensing systems.  While repairs are underway, we source from our network of suppliers as well as from our anodizing facility in Brazil.  We are insured for the damages caused by the fire, including business interruption insurance, and we do not expect this incident to have a material impact on our financial results.

Losses related to the fire of $5.9 million were incurred during the three months ended March 31, 2018.  We have an insurance receivable of $3.4 million as of March 31, 2019.  We did not receive any insurance proceeds during the first quarter of 2019.  In many cases, our insurance coverage exceeds the amount of our recognized losses. However, no gain contingencies were recognized during the three months ended March 31, 2019 as our ability to realize those gains remains uncertain.  During the three months ended March 31, 2019, profitability was not impacted while profitability was negatively impacted by $1.5 million during the three months ended March 31, 2018.  These 2018 losses negatively impacted the Beauty + Home segment.

NOTE 18 – ACQUISITIONS

On August 27, 2018, we completed our acquisition (the “CSP Technologies Acquisition”) of all of the outstanding capital stock of CSP Technologies S.à r.l. (“CSP Technologies”).  CSP Technologies is a leader in active packaging technology based on proprietary material science expertise for the pharma and food service markets. CSP Technologies operates two manufacturing locations in the U.S. and one in France.  The purchase price was approximately $553.5 million and was funded by cash on hand. $5 million, which was held in restricted cash pending the finalization of a working capital adjustment, was released from restriction in January 2019 resulting in a refund of $964 thousand.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.

August 27, 2018
Assets
Cash and equivalents	$24,053
Accounts receivable	20,847
Inventories	42,169
Prepaid and other	3,995
Property, plant and equipment	99,194
Goodwill	278,020
Intangible assets	177,120
Other miscellaneous assets	1,039
Liabilities
Current maturities of long-term obligations	129
Accounts payable and accrued liabilities	31,989
Long-term obligations	6,037
Deferred income taxes	38,442
Retirement and deferred compensation plans	1,038
Deferred and other non-current liabilities	15,344
Net assets acquired	$553,458

During the quarter ended March 31, 2019, we settled our $5 million working capital escrow account resulting in a reduction of our purchase price and the associated goodwill balance by $964 thousand.

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset
Acquired technology	12	$46,700
Customer relationships	16	113,300
Trademarks and trade names	9	14,600
License agreements and other	11	2,520
Total		$177,120

Goodwill, net of working capital settlement, in the amount of $277.1 million was recorded for the CSP Technologies Acquisition, of which $173.4 million and $103.7 million is included in the Pharma and Food + Beverage segments, respectively.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill largely consists of leveraging our commercial presence in selling the CSP Technologies line of products in markets where CSP Technologies did not previously operate and the ability of CSP Technologies to maintain its competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. We do not expect any of the goodwill will be deductible for tax purposes.

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

Three Months Ended March 31,	2018

Net Sales	$737,430
Net Income Attributable to AptarGroup Inc.	60,116
Net Income per common share — basic	0.97
Net Income per common share — diluted	0.93

On May 1, 2018, we acquired 100% of the common stock of Reboul, a French manufacturer specializing in stamping, decorating and assembling metal and plastic packaging for the cosmetics and luxury markets, for a purchase price of approximately $3.6 million (exclusive of $112 thousand of cash acquired) (the “Reboul Acquisition”). The results of Reboul’s operations have been included in the consolidated financial statements within our Beauty + Home segment since the date of acquisition.

In May 2018, we invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, doing business as Propeller Health, which was accounted for at cost. No impairment charges were recorded during 2018 or 2019 against this investment.  During the fourth quarter of 2018, we recorded a gain of approximately $6.5 million by adjusting the carrying amount to its expected proceeds as this investment was ultimately sold during January 2019.

NOTE 19 – RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions will also be addressed.  For the three months ended March 31, 2019 and 2018, we recognized $9.5 million and $5.9 million of restructuring costs related to this plan, respectively.  Using current exchange rates, we estimate total implementation costs of approximately $90 million over three years, including costs that have been recognized to date. The cumulative expense incurred as of March 31, 2019 was $75.6 million.  We also anticipate making capital investments related to the transformation plan of approximately $55 million, of which the majority will be in 2019.

As of March 31, 2019 we have recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Three Months			Reserve at
	12/31/2018	Ended 3/31/2019	Cash Paid	FX Impact	3/31/2019
Employee severance	$3,934	$2,360	$(750)	$(36)	$5,508
Professional fees and other costs	11,101	7,170	(14,892)	(19)	3,360
Totals	$15,035	$9,530	$(15,642)	$(55)	$8,868

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Three Months Ended March 31,	2019	2018

Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.0	64.8
Selling, research & development and administrative	16.3	16.0
Depreciation and amortization	6.4	5.9
Restructuring initiatives	1.3	0.8
Operating income	13.0	12.5
Other expense	(0.9)	(1.0)
Income before income taxes	12.1	11.5
Net Income	8.5	8.4
Effective tax rate	30.0%	27.0%
Adjusted EBITDA margin (1)	20.8%	19.1%

(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 30.

NET SALES

We reported net sales of $744.5 million for the quarter ended March 31, 2019, which represents a 6% increase compared to $703.4 million reported during the first quarter of 2018. The average U.S. dollar exchange rate strengthened compared to most major currencies we operate in, resulting in a negative currency translation impact of 7%.  The acquisitions of CSP Technologies and Reboul positively impacted sales by 6%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 7% in the first quarter of 2019 compared to the first quarter of 2018.  The core sales growth reflected a strong increase in demand for products in our Pharma segment along with increases in our Beauty + Home and Food + Beverage segments.  Core tooling sales decreased $3.7 million during the quarter ended March 31, 2019 compared to the prior year as increased sales in the Beauty + Home and Pharma segments were more than offset by lower tooling sales in the Food + Beverage segment.

Three Months Ended March 31, 2019	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	3%	15%	3%	7%
Acquisitions	1%	13%	11%	6%
Currency Effects (1)	(7)%	(9)%	(4)%	(7)%
Total Reported Net Sales Growth	(3)%	19%	10%	6%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

Three Months Ended March 31,	2019	% of Total	2018	% of Total
Domestic	$213,871	29%	$170,385	24%
Europe	431,368	58%	430,098	61%
Latin America	58,182	8%	62,274	9%
Asia	41,039	5%	40,593	6%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Cost of sales (“COS”) as a percent of net sales decreased to 63.0% in the first quarter of 2019 compared to 64.8% in the first quarter of 2018. Our COS percentage was positively impacted by our mix of business and lower material costs.  Mix of business positively impacted sales as the sales growth of higher margin Pharma products was greater than the sales growth of products in the other two segments. We also recognized lower custom tooling sales in the first quarter of 2019 compared to the prior year period.  Sales of custom tooling typically generates lower margins than product sales, so lower tooling sales positively impacts cost of sales as a percentage of sales.  We also realized a lower COS percentage due to lower raw material input costs in the quarter and the associated positive impact from the timing delay of passing through resin cost increases to our customers.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Selling, research & development and administrative expenses (“SG&A”) increased by approximately $8.7 million to $121.2 million in the first quarter of 2019 compared to $112.5 million during the same period in 2018. Excluding changes in foreign currency rates, SG&A increased by approximately $15.2 million in the quarter. The increase is mainly due to $7.0 million of incremental operational costs during the first quarter of 2019 related to the CSP Technologies and Reboul acquisitions. We also recognized increases in professional fees and higher personnel costs in accordance with our growth strategy.  SG&A as a percentage of net sales increased to 16.3% compared to 16.0% in the same period of the prior year due to the cost increases mentioned above.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $6.3 million to $47.5 million in the first quarter of 2019 compared to $41.2 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $8.9 million in the quarter compared to the same period a year ago. This increase is mainly due to $6.4 million of incremental operational results and amortization of purchase accounting adjustments related to our CSP Technologies and Reboul acquisitions.  We also increased our capital spending during the past year to support the growth in our business. Depreciation and amortization as a percentage of net sales increased to 6.4% in the first quarter of 2019 compared to 5.9% in the same period of the prior year primarily due to the incremental increase in expenses noted above.

RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness.  The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed.  During the first quarter of 2019, we recognized approximately $9.5 million of restructuring costs related to this plan with approximately $8.3 million, $0.3 million, $0.5 million and $0.4 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.  During the first quarter of 2018, we recognized approximately $5.9 million of restructuring costs related to this plan with approximately $5.0 million, $0.4 million, $0.3 million and $0.2 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.  We estimate total implementation costs of approximately $90 million over three years, including costs that have been recognized to date. We expect most of these costs to be incurred by the end of 2019. We also anticipate making capital investments related to the business transformation of approximately $55 million, of which the majority will be in 2019.  We expect this business transformation to yield annualized incremental EBITDA of approximately $80 million by the end of 2020, principally within the Beauty + Home segment.

OPERATING INCOME

Operating income increased approximately $9.1 million in the first quarter of 2019 compared to the same period a year ago.  Excluding changes in foreign currency rates, operating income increased by approximately $15.7 million in the quarter compared to the same period a year ago.  This increase is mainly due to acquisitions along with strong core sales growth and the lower cost of sales percentage as discussed above. Operating income as a percentage of net sales increased to 13.0% in the first quarter of 2019 compared to 12.5% for the same period in the prior year due to these improvements.

NET OTHER EXPENSE

Net other expense in the first quarter of 2019 increased $0.4 million to $7.1 million from $6.7 million in the same period of the prior year. For 2019, net interest expense increased by approximately $1.7 million mainly due to borrowings for the acquisition of CSP Technologies during the third quarter of 2018 and increased borrowings during first quarter of 2019 compared to first quarter of 2018. However, miscellaneous, net other expense was favorable in the first quarter of 2019 compared to the first quarter of 2018 by approximately $1.3 million as a result of lower pension component costs as discount rates were higher in 2019 compared 2018.

EFFECTIVE TAX RATE

Based on current tax laws, our estimated annual effective tax rate for 2019, excluding discrete tax impacts, is 30.4%.  This rate reflects the mix of pre-tax income in various non-U.S. jurisdictions and the reduced U.S. federal tax rate, offset by unfavorable provisions within the U.S. tax law and U.S. state income tax increases. The reported effective tax rate for the three months ended March 31, 2019 was 30.0%, as the impact of discrete tax items in the period were largely offsetting.  The reported effective tax rate for the three months ended March 31, 2018 was 27.0%.  The prior year tax rate was favorably impacted by $4.4 million of tax benefits from employee share-based compensation.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $63.0 million in the first quarter of 2019 compared to $59.3 million in the first quarter of 2018.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2019	2018

Net Sales	$367,659	$378,173
Adjusted EBITDA (1)	53,191	53,135
Adjusted EBITDA margin (1)	14.5%	14.1%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 30.

Net sales for the quarter ended March 31, 2019 decreased 3% to $367.7 million compared to $378.2 million in the first quarter of the prior year.  Incremental sales from our Reboul acquisition positively impacted sales by 1% while changes in currency rates negatively impacted net sales by 7%. Therefore, core sales increased 3% in the first quarter of 2019 compared to the same quarter of the prior year.  Geographically, core sales increased in all regions compared to the prior year due to improved customer demand and targeted price increases. We also experienced core sales growth in all markets as personal care, beauty and home care increased by 3%, 4% and 2%, respectively, compared to the prior year.  The increase in personal care sales mainly relates to increased sales of our products used on baby care and hair care applications while the beauty market realized sales increases across all of its major applications.

Three Months Ended March 31, 2019	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	3%	4%	2%	3%
Acquisitions	—%	2%	—%	1%
Currency Effects (1)	(6)%	(8)%	(5)%	(7)%
Total Reported Net Sales Growth	(3)%	(2)%	(3)%	(3)%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2019 was $53.2 million, which is consistent with the $53.1 million reported in the same period in the prior year.  Operational improvements and targeted price increases related to our restructuring projects were offset by the negative impacts of changes in foreign currency rates along with inefficiencies at certain manufacturing facilities and higher SG&A costs related to investments made to develop our global strategy.  During the first quarter of 2019, we experienced favorable material cost impacts due to lower raw material input costs and the associated positive impact from the timing delay of passing through resin cost increases from previous quarters to our customers, leading to the slight improvement in adjusted EBITDA and higher adjusted EBITDA margin during the quarter.

PHARMA SEGMENT

Operations that sell dispensing systems, sealing and active packaging solutions primarily to the prescription drug, consumer health care and injectables markets form the Pharma segment.

Three Months Ended March 31,	2019	2018

Net Sales	$272,701	$230,127
Adjusted EBITDA (1)	97,357	79,840
Adjusted EBITDA margin (1)	35.7%	34.7%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.  Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 30.

Net sales for the Pharma segment increased 19% in the first quarter of 2019 to $272.7 million compared to $230.1 million in the first quarter of 2018. Changes in currencies negatively affected net sales by 9% while the acquisition of CSP Technologies positively impacted sales by 13% in the first quarter of 2019.  Therefore, core sales increased by 15% in the first quarter of 2019 compared to the first quarter of 2018. The prescription drug and consumer health care markets experienced increased core sales over the prior year, while core sales to the injectables market were flat.  Core sales to the prescription drug market were particularly strong and increased 22% mainly driven by increased demand for our innovative nasal drug delivery systems for central nervous system and allergic rhinitis treatments. We also benefitted from the realization of $1.8 million of revenue for achieving a development milestone related to a customer project. Sales to the consumer health care market increased 10% on strong demand for our products used on nasal decongestant, nasal saline and eye care treatments.

Three Months Ended March 31, 2019	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	22%	10%	—%	—%	15%
Acquisitions	—%	—%	—%	100%	13%
Currency Effects (1)	(8)%	(9)%	(6)%	—%	(9)%
Total Reported Net Sales Growth	14%	1%	(6)%	100%	19%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2019 increased 22% to $97.4 million compared to $79.8 million reported in the same period of the prior year. The strong product sales growth discussed above along with incremental profit related to our CSP Technologies acquisition led to the increase in reported results for the first quarter of 2019 compared to the first quarter of 2018.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2019	2018

Net Sales	$104,100	$95,050
Adjusted EBITDA (1)	16,691	12,739
Adjusted EBITDA margin (1)	16.0%	13.4%

(1)

Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales.  See the reconciliation of non-U.S. GAAP measures starting on page 30.

Net sales for the quarter ended March 31, 2019 increased approximately 10% to $104.1 million compared to $95.1 million in the first quarter of the prior year. Incremental sales from our CSP Technologies acquisition positively impacted sales by 11% while changes in foreign currency rates had an unfavorable impact of 4% on the total segment sales. Therefore, core sales increased by 3% in the first quarter of 2019 compared to the first quarter of 2018.  For the segment, strong product sales growth was partially offset by $6.4 million of lower tooling sales due to some large tooling projects recognized in the first quarter of 2018.  We also realized a $1.1 million increase in the pass-through of resin price changes in the quarter ended March 31, 2019 compared to the first quarter of the prior year. Core sales to the food market increased 2% while core sales to the beverage market increased 7% in the first quarter of 2019 compared to the same period of the prior year.  For the food market, increases in sales of our products to our granular powder and infant nutrition customers more than compensated for $5.8 million of lower tooling sales compared to the same period last year.  For the beverage market, we recognized strong sales of our products mainly to our bottled water and functional drink customers.

Three Months Ended March 31, 2019
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	2%	7%	3%
Acquisitions	15%	—%	11%
Currency Effects (1)	(3)%	(5)%	(4)%
Total Reported Net Sales Growth	14%	2%	10%

(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2019 increased 31% to $16.7 million compared to $12.7 million reported in the same period of the prior year.  This increase is mainly due to the solid product sales growth discussed above, lower material costs combined with the positive timing delay of passing on resin cost increases from previous quarters to our customers, and incremental profit related to our CSP Technologies acquisition.

CORPORATE & OTHER

In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring and transaction costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments.  For the quarter ended March 31, 2019, Corporate & Other expenses increased to $12.8 million from $11.6 million in the first quarter of 2018. This increase is mainly due to higher professional fees and personnel costs as we continue to implement our growth strategy.

NON-U.S. GAAP MEASURES

In addition to the information presented herein that conforms to U.S. GAAP, we also present financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S. GAAP financial measures because they allow for a better period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect our core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the unaudited Condensed Consolidated Statements of Income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

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

We present adjusted earnings before net interest and taxes (“Adjusted EBIT”) and consolidated adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges. Our “Outlook” discussion below, as well as the estimated annual effective tax rate above, are also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates, or reliably predicted because they are not part of our routine activities, such as restructuring and acquisition-related costs.

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

	Three Months Ended
	March 31, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$744,460	$367,659	$272,701	$104,100	$-	$-

Reported net income	$62,999
Reported income taxes	27,000
Reported income before income taxes	89,999	24,181	81,258	7,716	(15,690)	(7,466)
Adjustments:
Restructuring initiatives	9,530	8,269	326	510	425
Adjusted earnings before income taxes	99,529	32,450	81,584	8,226	(15,265)	(7,466)
Interest expense	9,214					9,214
Interest income	(1,748)					(1,748)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	106,995	32,450	81,584	8,226	(15,265)	-
Depreciation and amortization	47,489	20,741	15,773	8,465	2,510	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$154,484	$53,191	$97,357	$16,691	$(12,755)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.8%	14.5%	35.7%	16.0%

	Three Months Ended
	March 31, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$703,350	$378,173	$230,127	$95,050	$-	$-

Reported net income	$59,288
Reported income taxes	21,929
Reported income before income taxes	81,217	26,707	68,292	5,926	(13,901)	(5,807)
Adjustments:
Restructuring initiatives	5,936	5,016	364	315	241
Adjusted earnings before income taxes	87,153	31,723	68,656	6,241	(13,660)	(5,807)
Interest expense	8,055					8,055
Interest income	(2,248)					(2,248)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	92,960	31,723	68,656	6,241	(13,660)	-
Depreciation and amortization	41,175	21,412	11,184	6,498	2,081	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$134,135	$53,135	$79,840	$12,739	$(11,579)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.1%	14.1%	34.7%	13.4%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2019	2018

Notes payable, including revolving credit facilities	$17,683	$101,293
Current maturities of long-term obligations, net of unamortized debt issuance costs	63,981	62,678
Long-Term Obligations, net of unamortized debt issuance costs	1,141,062	1,125,993
Total Debt	1,222,726	1,289,964
Less:
Cash and equivalents	217,377	261,823
Net Debt	$1,005,349	$1,028,141

Total Stockholders' Equity	$1,467,714	$1,422,871
Net Debt	1,005,349	1,028,141
Net Capital	$2,473,063	$2,451,012

Net Debt to Net Capital	40.7%	41.9%

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries.  Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies.  A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements.  Conversely, a weakening U.S. dollar has an additive effect.  In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred.  We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.  Changes in exchange rates on such inter-country sales could materially impact our results of operations.  During the first quarter of 2019 the U.S. dollar strengthened compared to the Euro.  This resulted in a dilutive impact on our translated results during the first quarter of 2019 when compared to the first quarter of 2018. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Our Argentinian operations contributed approximately 2.0% of consolidated net assets and revenues at and for the three months ended March 31, 2019.

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December.  In the future, our results of operations in a quarterly period could be impacted by factors such as the seasonality of certain products within our segments, changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the markets to which our products are sold and changes in general economic conditions in any of the countries in which we do business.

Historically, we have incurred higher employee stock compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock option expense.  During 2019, we transitioned from employee stock options to RSUs and therefore we do not anticipate as much variability in expense between quarters in the future. Our estimated total stock-based compensation expense on a pre-tax basis (in $ millions) for the year 2019 compared to 2018 is as follows:

	2019	2018
First Quarter	$6.5	$7.5
Second Quarter (estimated for 2019)	6.1	3.4
Third Quarter (estimated for 2019)	5.9	3.9
Fourth Quarter (estimated for 2019)	5.8	4.8
	$24.3	$19.6

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

Cash and equivalents decreased to $217.4 million at March 31, 2019 from $261.8 million at December 31, 2018 as cash on hand was used to pay down the balance on our revolving credit facilities.  Total short and long-term interest bearing debt of $1.2 billion at March 31, 2019 was lower than the $1.3 billion at December 31, 2018.  The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 40.7% at March 31, 2019 compared to 41.9% at December 31, 2018. See the reconciliation of non-U.S. GAAP measures starting on page 30.

In the first three months of 2019, our operations provided approximately $77.6 million in net cash flow compared to $51.0 million for the same period a year ago.  In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.  The increase in cash provided by operations during the first quarter of 2019 is primarily attributable to the improved profitability and better working capital management.

We used $39.1 million in cash for investing activities during the first quarter of 2019 compared to $26.5 million during the same period a year ago. Our investment in capital projects increased $11.7 million during the first quarter of 2019 compared to the first quarter of 2018.  During the first quarter of 2019, we received $16.5 million from the sale of our investment in Reciprocal Labs Corporation, which was reduced by $4.0 million from the final escrow settlement on our purchase of CSP Technologies. During the first quarter of 2018, we received $10.6 million of insurance proceeds related to the Annecy fire. Our 2019 estimated cash outlays for capital expenditures are expected to be in the range of approximately $230 to $250 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities used $90.8 million in cash during the first quarter of 2019 compared to proceeds of $1.6 million during the same period a year ago.  During the first quarter of 2019, we used cash on hand to pay $78.2 million on our revolving credit facility.  We also realized $13.9 million less proceeds from stock option exercises in the first quarter of 2019 compared to the first quarter of 2018.

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. The December 31, 2018 outstanding balance of €69.0 million on the euro-based revolving credit facility was paid in the first quarter of 2019.   No balances were drawn as of March 31, 2019. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheet.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2019
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	2.00 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	14.75 to 1.00

(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $767 million before the 3.50 to 1.00 maximum ratio requirement is exceeded.

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

On April 17, 2019, the Board of Directors declared an increase in the quarterly cash dividend of $0.02 per share to $0.36 per share payable on May 22, 2019 to stockholders of record as of May 1, 2019.

CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature.  Please refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting our business.

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases.  Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term.  As a result of the adoption of ASU 2016-02 and subsequent amendments, which requires organizations to recognize leases on the balance sheet, we do not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates.  Standards that are effective for 2019 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04, which provides guidance to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As a result, impairment charges will be required for the amount by which a reporting unit’s carrying amount exceeds its fair value up to the amount of its allocated goodwill. The new standard is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not believe that this new guidance will have a material impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, which amends disclosure requirements for defined benefit pension and other postretirement plans.  The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new standard is effective for fiscal years ending after December 15, 2020.  As this update amends disclosure requirements, we do not expect any significant impact around adopting this guidance.

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

OUTLOOK

For the second quarter, we anticipate continued positive product sales growth across most of our application fields, although the high level of custom tooling sales reported in the second quarter of 2018 is not expected to repeat. We expect earnings per share for the second quarter, excluding any restructuring costs, to be in the range of $1.09 to $1.15. This guidance is based on an effective tax rate range of 29% to 31%.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•	economic conditions worldwide, including potential deflationary or inflationary conditions in regions we rely on for growth;
•	political conditions worldwide; including the impact of the UK leaving the European Union (Brexit) on our UK operations;
•	significant fluctuations in foreign currency exchange rates or our effective tax rate;
•	the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate;
•	financial conditions of customers and suppliers;
•	consolidations within our customer or supplier bases;
•	changes in customer and/or consumer spending levels;
•	loss of one or more key accounts;
•	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•	the impact and extent of contamination found at our facility in Brazil;
•	our ability to successfully implement facility expansions and new facility projects;
•	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•	changes in capital availability or cost, including interest rate fluctuations;
•	volatility of global credit markets;
•	the timing and magnitude of capital expenditures;

•

our ability to identify potential new acquisitions and to successfully acquire and integrate such operations and products, including the successful integration of the CSP Technologies and Reboul businesses;

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

Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Please refer to Item 1A (“Risk Factors”) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional risk factors affecting the Company.

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

The table below provides information as of March 31, 2019 about our forward currency exchange contracts.  The majority of the contracts expire before the end of the second quarter of 2019.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

EUR / BRL	$12,692	4.3362	12,692-17,219
EUR / USD	11,425	1.1433	11,425-14,055
EUR / INR	5,275	81.8900	5,124-5,275
USD / EUR	3,792	0.8771	2,991-7,519
EUR / IDR	2,407	19.2090	2,407-2,443
GBP / EUR	1,377	1.1457	538-1,377
EUR / MXN	1,043	21.8531	1,022-1,061
USD / MXN	1,015	19.3020	990-1,315
CHF / EUR	491	0.8826	491-44,874
USD / BRL	100	3.7743	100-550
Total	$39,617

As of March 31, 2019, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other and $0.7 million in accounts payable and accrued liabilities on the balance sheet. We also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary.  The fair value of this cash flow hedge is $3.6 million and is reported in prepaid and other on the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”).  An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares.  We do not receive any proceeds from the purchase of common stock under the Plan.  The agent under the Plan is Banque Nationale de Paris Paribas Fund Services.  No underwriters are used under the Plan.  All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act.  During the quarter ended March 31, 2019, the Plan purchased 3,610 shares of our common stock on behalf of the participants at an average price of $92.76, for an aggregate amount of $335 thousand.  The Plan sold 300 shares of our common stock on behalf of the participants at an average price of $101.56, for an aggregate amount of $30 thousand during the same period.  At March 31, 2019, the Plan owned 85,987 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

We announced the $350 million share repurchase authorization in effect for the quarter ended March 31, 2019 on October 20, 2016.  On April 18, 2019, we announced a new share purchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date.  We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended March 31, 2019, we repurchased approximately 159 thousand shares for approximately $15.0 million.

The following table summarizes our purchases of our securities for the quarter ended March 31, 2019:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

1/1 – 1/31/19	159,191	$94.23	159,191	$65.2
2/1 – 2/28/19	—	—	—	65.2
3/1 – 3/31/19	—	—	—	65.2
Total	159,191	$94.23	159,191	$65.2

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2019, filed with the SEC on May 1, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets – March 31, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2019 and 2018 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 1, 2019