Form 10-Q
period 2019-06-30
APTARGROUP INC
filed 2019-08-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO

COMMISSION FILE NUMBER 1-11846

AptarGroup, Inc.

DELAWARE	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)

265 EXCHANGE DRIVE, SUITE 100, CRYSTAL LAKE, ILLINOIS 60014

815-477-0424

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	ATR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☑

The number of shares outstanding of common stock, as of July 25, 2019, was 64,041,237 shares.

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2019

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$742,661	$710,608	$1,487,121	$1,413,958
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	469,441	464,244	938,573	920,066
Selling, research & development and administrative	113,752	107,111	234,967	219,572
Depreciation and amortization	47,867	40,101	95,356	81,276
Restructuring initiatives	1,737	18,214	11,267	24,150
	632,797	629,670	1,280,163	1,245,064
Operating Income	109,864	80,938	206,958	168,894

Other (Expense) Income:
Interest expense	(8,756)	(7,964)	(17,970)	(16,019)
Interest income	1,033	2,521	2,781	4,769
Equity in results of affiliates	9	(20)	(86)	(85)
Miscellaneous, net	(49)	(577)	417	(1,444)
	(7,763)	(6,040)	(14,858)	(12,779)

Income before Income Taxes	102,101	74,898	192,100	156,115

Provision for Income Taxes	28,180	19,117	55,180	41,046

Net Income	$73,921	$55,781	$136,920	$115,069

Net (Income) Loss Attributable to Noncontrolling Interests	$(6)	$(6)	$(1)	$6

Net Income Attributable to AptarGroup, Inc.	$73,915	$55,775	$136,919	$115,075

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.16	$0.89	$2.17	$1.85
Diluted	$1.12	$0.86	$2.08	$1.78

Average Number of Shares Outstanding:
Basic	63,471	62,402	63,219	62,266
Diluted	66,232	64,850	65,842	64,640

Dividends per Common Share	$0.36	$0.32	$0.70	$0.64

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Income	$73,921	$55,781	$136,920	$115,069
Other Comprehensive Income:
Foreign currency translation adjustments	9,414	(66,223)	(197)	(43,288)
Changes in treasury locks, net of tax	—	7	—	14
Changes in derivative (losses) gains, net of tax	(479)	1,866	(872)	2,212
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	83	92	167	188
Amortization of net loss included in net income, net of tax	633	1,251	1,270	2,511
Total defined benefit pension plan, net of tax	716	1,343	1,437	2,699
Total other comprehensive income (loss)	9,651	(63,007)	368	(38,363)
Comprehensive Income (Loss)	83,572	(7,226)	137,288	76,706
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	2	10	(1)	11
Comprehensive Income (Loss) Attributable to AptarGroup, Inc.	$83,574	$(7,216)	$137,287	$76,717

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and equivalents	$302,950	$261,823
Accounts and notes receivable, less allowance for doubtful accounts of $3,391 in 2019 and $3,541 in 2018	599,597	569,630
Inventories	399,319	381,110
Prepaid and other	116,675	118,245
	1,418,541	1,330,808
Property, Plant and Equipment:
Buildings and improvements	486,899	453,572
Machinery and equipment	2,459,341	2,368,332
	2,946,240	2,821,904
Less: Accumulated depreciation	(1,920,068)	(1,855,810)
	1,026,172	966,094
Land	25,363	25,519
	1,051,535	991,613
Other Assets:
Investments in equity securities	8,841	25,448
Goodwill	737,422	712,095
Intangible assets	261,350	254,904
Operating lease right-of-use assets	76,996	—
Miscellaneous	34,031	62,867
	1,118,640	1,055,314
Total Assets	$3,588,716	$3,377,735

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	June 30,	December 31,
	2019	2018
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, including revolving credit facilities	$57,663	$101,293
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,941	62,678
Accounts payable and accrued liabilities	548,330	525,199
	670,934	689,170
Long-Term Obligations, net of unamortized debt issuance costs	1,148,261	1,125,993
Deferred Liabilities and Other:
Deferred income taxes	32,433	53,917
Retirement and deferred compensation plans	66,459	62,319
Operating lease liabilities	59,192	—
Deferred and other non-current liabilities	30,015	23,465
Commitments and contingencies	—	—
	188,099	139,701
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 68.3 and 67.3 million shares issued as of June 30, 2019 and December 31, 2018, respectively	683	673
Capital in excess of par value	743,332	678,769
Retained earnings	1,464,607	1,371,826
Accumulated other comprehensive (loss)	(310,136)	(310,504)
Less: Treasury stock at cost, 4.3 and 4.4 million shares as of June 30, 2019 and December 31, 2018, respectively	(317,380)	(318,208)
Total AptarGroup, Inc. Stockholders’ Equity	1,581,106	1,422,556
Noncontrolling interests in subsidiaries	316	315
Total Stockholders’ Equity	1,581,422	1,422,871
Total Liabilities and Stockholders’ Equity	$3,588,716	$3,377,735

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2019 and 2018		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - March 31, 2018	$1,332,218	$(228,669)	$671	$(337,976)	$638,223	$309	$1,404,776
Net income	55,775	—	—	—	—	6	55,781
Foreign currency translation adjustments	—	(66,207)	—	—	—	(16)	(66,223)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,343	—	—	—	—	1,343
Changes in treasury locks, net of tax	—	7	—	—	—	—	7
Changes in derivative gains (losses), net of tax	—	1,866	—	—	—	—	1,866
Stock awards and option exercises	—	—	2	1,698	13,232	—	14,932
Cash dividends declared on common stock	(19,980)	—	—	—	—	—	(19,980)
Common stock repurchased and retired	(39,979)	—	(5)	—	(5,006)	—	(44,990)
Balance - June 30, 2018	$1,328,034	$(291,660)	$668	$(336,278)	$646,449	$299	$1,347,512

Balance - March 31, 2019	$1,413,453	$(319,795)	$676	$(327,871)	$700,933	$318	$1,467,714
Net income	73,915	—	—	—	—	6	73,921
Foreign currency translation adjustments	—	9,422	—	—	—	(8)	9,414
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	716	—	—	—	—	716
Changes in derivative gains (losses), net of tax	—	(479)	—	—	—	—	(479)
Stock awards and option exercises	—	—	7	14,587	42,399	—	56,993
Cash dividends declared on common stock	(22,761)	—	—	—	—	—	(22,761)
Treasury stock purchased	—	—	—	(4,096)	—	—	(4,096)
Balance - June 30, 2019	$1,464,607	$(310,136)	$683	$(317,380)	$743,332	$316	$1,581,422

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2019 and 2018		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048
Net income	115,075	—	—	—	—	(6)	115,069
Adoption of revenue recognition standard	2,937	—	—	—	—	—	2,937
Foreign currency translation adjustments	—	(43,283)	—	—	—	(5)	(43,288)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,699	—	—	—	—	2,699
Changes in treasury locks, net of tax	—	14	—	—	—	—	14
Changes in derivative gains (losses), net of tax	—	2,212	—	—	—	—	2,212
Stock awards and option exercises	—	—	7	13,872	43,444	—	57,323
Cash dividends declared on common stock	(39,810)	—	—	—	—	—	(39,810)
Treasury stock purchased	—	—	—	(3,905)	—	—	(3,905)
Common stock repurchased and retired	(51,315)	—	(6)	—	(6,466)	—	(57,787)
Balance - June 30, 2018	$1,328,034	$(291,660)	$668	$(336,278)	$646,449	$299	$1,347,512

Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income	136,919	—	—	—	—	1	136,920
Foreign currency translation adjustments	—	(197)	—	—	—	—	(197)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,437	—	—	—	—	1,437
Changes in derivative gains (losses), net of tax	—	(872)	—	—	—	—	(872)
Stock awards and option exercises	—	—	10	19,924	64,563	—	84,497
Cash dividends declared on common stock	(44,138)	—	—	—	—	—	(44,138)
Treasury stock purchased	—	—	—	(19,096)	—	—	(19,096)
Balance - June 30, 2019	$1,464,607	$(310,136)	$683	$(317,380)	$743,332	$316	$1,581,422

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2019	2018

Cash Flows from Operating Activities:
Net income	$136,920	$115,069
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	82,968	75,703
Amortization	12,388	5,573
Stock-based compensation	12,978	10,903
Provision for doubtful accounts	312	196
Loss (gain) on disposition of fixed assets	368	(1,036)
Deferred income taxes	679	(4,027)
Defined benefit plan expense	7,699	9,688
Equity in results of affiliates	86	85
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(28,772)	(92,388)
Inventories	(18,503)	(30,787)
Prepaid and other current assets	546	4,038
Accounts payable and accrued liabilities	14,590	61,727
Income taxes payable	1,840	10,541
Retirement and deferred compensation plan liabilities	(4,652)	(3,356)
Other changes, net	1,693	(7,420)
Net Cash Provided by Operations	221,140	154,509
Cash Flows from Investing Activities:
Capital expenditures	(124,774)	(91,753)
Proceeds from sale of property, plant and equipment	1,082	3,961
Insurance proceeds	—	10,631
Acquisition of business, net of cash acquired	(49,131)	(3,510)
Acquisition of intangible assets	(602)	(124)
Investment in equity securities	—	(10,000)
Proceeds from sale of investment in equity securities	16,487	—
Notes receivable, net	(220)	109
Net Cash (Used) by Investing Activities	(157,158)	(90,686)
Cash Flows from Financing Activities:
Proceeds from notes payable	31,022	8,815
Repayments of notes payable	(35,490)	(5,256)
Proceeds and repayments of short term credit facility, net	(38,685)	—
Proceeds from long-term obligations	10,446	4,617
Repayments of long-term obligations	(6,546)	(5,403)
Dividends paid	(44,138)	(39,810)
Proceeds from stock option exercises	70,712	46,420
Purchase of treasury stock	(19,096)	(3,905)
Common stock repurchased and retired	—	(57,787)
Net Cash (Used) by Financing Activities	(31,775)	(52,309)
Effect of Exchange Rate Changes on Cash	3,920	(6,063)
Net Increase in Cash and Equivalents and Restricted Cash	36,127	5,451
Cash and Equivalents and Restricted Cash at Beginning of Period	266,823	712,640
Cash and Equivalents at End of Period	$302,950	$718,091

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

During the quarter ended June 30, 2018, primarily based on published estimates, which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Local currency monetary assets and liabilities have been remeasured into U.S. dollars using exchange rates as of the latest balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in net earnings. Our Argentinian operations contributed less than 2% of consolidated net assets and revenues at and for the six months ended June 30, 2019 and 2018.

ADOPTION OF RECENT ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases, as our accounting for finance leases remained substantially unchanged. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard on January 1, 2019 using a modified retrospective transition, with the effective date method. Under this method, financial results reported in periods prior to 2019 are not recast. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows companies to carry forward their historical lease classification. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The impact of adoption of the standard to previously reported results is shown below.

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

LEASES

We determine if an arrangement is a lease at inception. Operating lease assets are included in operating lease ROU assets and operating lease liabilities are included in accounts payable and accrued liabilities and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term obligations and long-term obligations in our consolidated balance sheets.

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

RETIREMENT OF COMMON STOCK

During the first six months of 2019, we repurchased 193 thousand shares of common stock, all of which were returned to treasury stock. During the first six months of 2018, we repurchased 668 thousand shares of common stock, of which 623 thousand shares were immediately retired. Common stock was reduced by the number of shares retired at $0.01 par value per share. We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

NOTE 2 – REVENUE

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, we allocate the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). The majority of our revenues are derived from product and tooling sales; however, we also receive revenues from service, license, exclusivity and royalty arrangements, which collectively are not material to the quarterly and year-to-date results. Revenue by segment and geography for the three and six months ended June 30, 2019 and 2018 is as follows:

	For the Three Months Ended June 30, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$202,541	$73,973	$41,449	$24,117	$342,080
Pharma	190,654	76,042	7,078	8,165	281,939
Food + Beverage	32,336	65,160	9,211	11,935	118,642
Total	$425,531	$215,175	$57,738	$44,217	$742,661

	For the Three Months Ended June 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$207,305	$86,282	$47,319	$27,630	$368,536
Pharma	183,166	43,274	6,819	7,950	241,209
Food + Beverage	30,902	46,920	8,104	14,937	100,863
Total	$421,373	$176,476	$62,242	$50,517	$710,608

	For the Six Months Ended June 30, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$418,774	$160,952	$84,091	$45,922	$709,739
Pharma	374,828	147,814	14,734	17,264	554,640
Food + Beverage	63,297	120,280	17,095	22,070	222,742
Total	$856,899	$429,046	$115,920	$85,256	$1,487,121

	For the Six Months Ended June 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$431,917	$169,356	$95,585	$49,851	$746,709
Pharma	358,841	82,370	13,064	17,061	471,336
Food + Beverage	60,713	95,135	15,867	24,198	195,913
Total	$851,471	$346,861	$124,516	$91,110	$1,413,958

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

The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of	Balance as of	Increase/
	December 31, 2018	June 30, 2019	(Decrease)
Contract asset (current)	$15,858	$18,561	$2,703
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$68,134	$64,468	$(3,666)
Contract liability (long-term)	$11,261	$13,927	$2,666

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $27.9 million, including $17.5 million relating to contract liabilities at the beginning of the year.

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

Product Sales

We primarily manufacture and sell dispensing, sealing and active packaging solutions. The amount of consideration is typically fixed for such customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.

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

Tooling Sales

We also build or contract to build molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, we recognize revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to us and we have an enforceable right to payment for performance completed to date, we transfer control and recognize revenue over time by measuring progress towards completion using the Input Method based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. We do not have any material significant payment terms as payment is typically either received during the mold-build process or shortly after completion.

In certain instances, we offer extended warranties on tools sold to our customers above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2018, $758 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable and Other Liabilities. At June 30, 2019, the unearned amount was $590 thousand. We expect to recognize approximately $136 thousand of the unearned amount during the remainder of 2019, $270 thousand in 2020, and $184 thousand thereafter.

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	June 30,	December 31,
	2019	2018
Raw materials	$118,311	$110,720
Work in process	134,468	131,091
Finished goods	146,540	139,299
Total	$399,319	$381,110

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2018 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$223,933	$359,883	$128,279	$1,615	$713,710
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2018	$223,933	$359,883	$128,279	$—	$712,095
Acquisition	—	27,839	—	—	27,839
Foreign currency exchange effects	(633)	(1,835)	(44)	—	(2,512)
Goodwill	$223,300	$385,887	$128,235	$1,615	$739,037
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2019	$223,300	$385,887	$128,235	$—	$737,422

The table below shows a summary of intangible assets as of June 30, 2019 and December 31, 2018.

		June 30, 2019			December 31, 2018
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	2.7	$5,958	(4,826)	$1,132	$5,427	$(5,294)	$133
Acquired technology	13.4	95,550	(21,827)	73,723	92,389	(18,304)	74,085
Customer relationships	13.9	191,182	(26,396)	164,786	179,597	(20,439)	159,158
Trademarks and trade names	7.4	23,515	(8,767)	14,748	21,243	(5,914)	15,329
License agreements and other	11.0	15,175	(8,214)	6,961	13,852	(7,653)	6,199
Total intangible assets	13.0	$331,380	$(70,030)	$261,350	$312,508	$(57,604)	$254,904

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2019 and 2018 was $6,386 and $2,754, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2019 and 2018 was $12,388 and $5,573, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2019	$13,897	(remaining estimated amortization for 2019)
2020	25,062
2021	24,255
2022	23,977
2023 and thereafter	174,159

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2019.

NOTE 5 – INCOME TAXES

The effective tax rate for the three months ended June 30, 2019 of 27.6% was favorably impacted by net tax benefits of $2.9 million from discrete events. This consisted of a $9.1 million benefit from the excess tax benefits from employee stock-based compensation offset by, among other items, a $6.3 million charge to record a valuation allowance to properly reflect the realization of recorded deferred tax assets. The effective tax rate for the three months ended June 30, 2018 was 25.5%, reflecting a $3.5 million benefit related to the TCJA and a $1.7 million discrete favorable impact from the excess tax benefits from employee stock-based compensation.

The effective tax rate for the six months ended June 30, 2019 of 28.7% was favorably impacted by net tax benefits of $4.1 million from discrete events. This consisted of a favorable impact of $11.6 million from the excess tax benefits from employee stock-based compensation offset by, among other items, a $7.0 million charge recognized to record a valuation allowance to properly reflect the realization of recorded deferred tax assets. The effective tax rate for the six months ended June 30, 2018 of 26.3% was favorably impacted by $9.5 million from discrete items. This included a favorable impact of $6.0 million from the excess tax benefits from employee stock-based compensation and a $3.5 million benefit related to the TCJA.

NOTE 6 – DEBT

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. At June 30, 2019, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 11.00%, due in monthly and annual installments through 2028	$22,328	$—	$22,328
Senior unsecured notes 3.2%, due in 2022	75,000	76	74,924
Senior unsecured debts 4.1% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	224,000	466	223,534
Senior unsecured notes 3.5%, due in 2023	125,000	162	124,838
Senior unsecured notes 1.0%, due in 2023	113,715	385	113,330
Senior unsecured notes 3.4%, due in 2024	50,000	70	49,930
Senior unsecured notes 3.5%, due in 2024	100,000	162	99,838
Senior unsecured notes 1.2%, due in 2024	227,430	823	226,607
Senior unsecured notes 3.6%, due in 2025	125,000	193	124,807
Senior unsecured notes 3.6%, due in 2026	125,000	192	124,808
Finance Lease Liabilities	28,258	—	28,258
	$1,215,731	$2,529	$1,213,202
Current maturities of long-term obligations	(64,941)	—	(64,941)
Total long-term obligations	$1,150,790	$2,529	$1,148,261

At December 31, 2018, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 16.00%, due in monthly and annual installments through 2028	$15,531	$—	$15,531
Senior unsecured notes 3.2%, due in 2022	75,000	88	74,912
Senior unsecured debts 4.0% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	224,000	541	223,459
Senior unsecured notes 3.5%, due in 2023	125,000	181	124,819
Senior unsecured notes 1.0%, due in 2023	114,535	432	114,103
Senior unsecured notes 3.4%, due in 2024	50,000	76	49,924
Senior unsecured notes 3.5%, due in 2024	100,000	181	99,819
Senior unsecured notes 1.2%, due in 2024	229,070	904	228,166
Senior unsecured notes 3.6%, due in 2025	125,000	207	124,793
Senior unsecured notes 3.6%, due in 2026	125,000	208	124,792
Capital lease obligations	8,353	—	8,353
	$1,191,489	$2,818	$1,188,671
Current maturities of long-term obligations	(62,678)	—	(62,678)
Total long-term obligations	$1,128,811	$2,818	$1,125,993

Aggregate long-term maturities, excluding finance lease liabilities, due annually from the current balance sheet date for the next five years are $60,846, $62,141, $60,833, $134,848, $340,847 and $527,958 thereafter.

We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. The December 31, 2018 outstanding balance of €69.0 million on the euro-based revolving credit facility was paid in the first quarter of 2019.  €35.0 million was utilized as of June 30, 2019. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheet.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2019
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.85 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.31 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

NOTE 7 – LEASE COMMITMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating and finance leases expiring at various dates through the year 2028. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.

Amortization expense related to finance leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and selling research & development and administrative expenses (“SG&A”). Rent expense related to operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $7.8 million and $15.9 million in the three and six months ended June 30, 2018, respectively, under the old lease accounting standard.

The components of lease expense for the current period were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$5,437	$11,441

Finance lease cost:
Amortization of right-of-use assets	$1,004	$1,876
Interest on lease liabilities	325	640
Total finance lease cost	$1,329	$2,516

Short-term lease and variable lease costs	$2,328	$4,270

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,249
Operating cash flows from finance leases	534
Financing cash flows from finance leases	2,294

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,512
Finance leases	11,622

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$76,996

Accounts payable and accrued liabilities	$16,727
Operating lease liabilities	59,192
Total operating lease liabilities	$75,919

Finance Leases
Property, plant and equipment, gross	$43,117
Accumulated depreciation	(2,088)
Property, plant and equipment, net	$41,029

Current maturities of long-term obligations, net of unamortized debt issuance cost	$4,095
Long-term obligations, net of unamortized debt issuance cost	24,163
Total finance lease liabilities	$28,258

Weighted Average Remaining Lease Term (in years)
Operating leases	6.1
Finance leases	7.1

Weighted Average Discount Rate
Operating leases	5.12%
Finance leases	5.38%

Maturities of lease liabilities as of June 30, 2019, were as follows:

	Operating	Finance
	Leases	Leases
Year 1	$20,140	$5,504
Year 2	16,800	4,592
Year 3	12,248	3,850
Year 4	9,520	2,854
Year 5	7,232	2,379
Thereafter	23,673	17,434
Total lease payments	89,613	36,613
Less imputed interest	(13,694)	(8,355)
Total	$75,919	$28,258

Maturities of lease liabilities as of December 31, 2018 under the old lease accounting standard were as follows:

	Operating	Capital
	Leases	Leases
Year 1	$26,512	$1,828
Year 2	21,386	1,653
Year 3	16,529	1,546
Year 4	12,549	1,160
Year 5	10,225	880
Thereafter	21,932	3,827
Total lease payments	$109,133	10,894
Less imputed interest		(2,541)
Present value of future lease payments		$8,353

As of June 30, 2019, we have additional operating and finance leases, primarily for buildings, that have not yet commenced of $4.0 million. These operating and finance leases will commence in years 2019 and 2020 with lease terms of 3 to 10 years.

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2019	2018	2019	2018
Service cost	$2,775	$2,844	$1,445	$1,491
Interest cost	1,846	1,706	495	457
Expected return on plan assets	(3,095)	(2,792)	(586)	(658)
Amortization of net loss	489	1,210	359	433
Amortization of prior service cost	—	—	113	125
Net periodic benefit cost	$2,015	$2,968	$1,826	$1,848

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2019	2018	2019	2018
Service cost	$5,548	$5,693	$2,905	$3,022
Interest cost	3,691	3,426	996	929
Expected return on plan assets	(6,189)	(5,606)	(1,178)	(1,337)
Amortization of net loss	978	2,428	722	879
Amortization of prior service cost	—	—	226	254
Net periodic benefit cost	$4,028	$5,941	$3,671	$3,747

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

Although we have no minimum funding requirement, we contributed $365 thousand to our domestic defined benefit plans during the six months ended June 30, 2019 and do not expect additional significant contributions during 2019. We expect to contribute approximately $4.3 million to our foreign defined benefit plans in 2019, and as of June 30, 2019, we have contributed approximately $1.1 million of that amount.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)
Other comprehensive (loss) income before reclassifications	(43,283)	—	10,794	(32,489)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,699	(8,568)	(5,869)
Net current-period other comprehensive (loss) income	(43,283)	2,699	2,226	(38,358)
Balance - June 30, 2018	$(228,786)	$(61,896)	$(978)	$(291,660)

Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive (loss) income before reclassifications	(197)	—	3,727	3,530
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,437	(4,599)	(3,162)
Net current-period other comprehensive (loss) income	(197)	1,437	(872)	368
Balance - June 30, 2019	$(248,598)	$(59,026)	$(2,512)	$(310,136)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended June 30,	2019	2018

Defined Benefit Pension Plans
Amortization of net loss	$848	$1,643	(1)
Amortization of prior service cost	113	125	(1)
	961	1,768	Total before tax
	(245)	(425)	Tax benefit
	$716	$1,343	Net of tax
Derivatives
Changes in treasury locks	$—	$11	Interest Expense
Changes in cross currency swap: interest component	(1,552)	(1,468)	Interest Expense
Changes in cross currency swap: foreign exchange component	3,084	(14,969)	Miscellaneous, net
	1,532	(16,426)	Total before tax
	—	2,790	Tax benefit
	$1,532	$(13,636)	Net of tax
Total reclassifications for the period	$2,248	$(12,293)

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Six Months Ended June 30,	2019	2018

Defined Benefit Pension Plans
Amortization of net loss	$1,700	$3,307	(1)
Amortization of prior service cost	226	254	(1)
	1,926	3,561	Total before tax
	(489)	(862)	Tax benefit
	$1,437	$2,699	Net of tax
Derivatives
Changes in treasury locks	$—	$22	Interest Expense
Changes in cross currency swap: interest component	(3,006)	(2,487)	Interest Expense
Changes in cross currency swap: foreign exchange component	(1,593)	(7,853)	Miscellaneous, net
	(4,599)	(10,318)	Total before tax
	—	1,750	Tax benefit
	$(4,599)	$(8,568)	Net of tax
Total reclassifications for the period	$(3,162)	$(5,869)
(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax (see Note 8 – Retirement and Deferred Compensation Plans for additional details).

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

During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a cross currency swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $2.5 million of loss is included in accumulated other comprehensive loss at June 30, 2019. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at June 30, 2019 is $4.8 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of June 30, 2019, the fair values of the cross currency swap were a $0.1 million asset and a $0.1 million liability. The swap contract expires on July 20, 2022.

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

OTHER

As of June 30, 2019, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in prepaid and other and $0.7 million in accounts payable and accrued liabilities on the balance sheet. All forward exchange contracts outstanding as of June 30, 2019 had an aggregate notional contract amount of $56.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018

		June 30, 2019		December 31, 2018
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$157	$—	$259
Cross Currency Swap Contract (1)	Prepaid and other	109	—	—	—
		$109	$157	$—	$259

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$736	$—	$331
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	73	—	1,040	—
		$73	$736	$1,040	$331
(1)	This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Quarters Ended June 30, 2019 and 2018

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2019	2018		2019	2018
Cross currency swap contract:
Interest component	$1,080	$3,717	Interest expense	$1,552	$1,468	$(8,756)
Foreign exchange component	(3,084)	14,969	Miscellaneous, net	(3,084)	14,969	(49)
	$(2,004)	$18,686		$(1,532)	$16,437

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2019 and 2018

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2019	2018		2019	2018
Cross currency swap contract:
Interest component	$2,472	$5,152	Interest expense	$3,006	$2,487	$(17,970)
Foreign exchange component	1,593	7,853	Miscellaneous, net	1,593	7,853	417
	$4,065	$13,005		$4,599	$10,340

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended June 30, 2019 and 2018

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2019	2018
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(251)	$972
		$(251)	$972

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2019 and 2018

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2019	2018
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(514)	$1,113
		$(514)	$1,113

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
June 30, 2019
Derivative Assets	$266	—	$266	—	—	$266
Total Assets	$266	—	$266	—	—	$266

Derivative Liabilities	$809	—	$809	—	—	$809
Total Liabilities	$809	—	$809	—	—	$809

December 31, 2018
Derivative Assets	$259	—	$259	—	—	$259
Total Assets	$259	—	$259	—	—	$259

Derivative Liabilities	$1,371	—	$1,371	—	—	$1,371
Total Liabilities	$1,371	—	$1,371	—	—	$1,371

NOTE 11 – FAIR VALUE

Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
●	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2019, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$157	$—	$157	$—
Cross currency swap contract (1)	109	—	109	—
Total assets at fair value	$266	$—	$266	$—
Liabilities
Foreign exchange contracts (1)	$736	$—	$736	$—
Contingent consideration obligation	3,000	—	—	3,000
Cross currency swap contract (1)	73	—	73	—
Total liabilities at fair value	$3,809	$—	$809	$3,000

As of December 31, 2018, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$259	$—	$259	$—
Total assets at fair value	$259	$—	$259	$—
Liabilities
Foreign exchange contracts (1)	$331	$—	$331	$—
Cross currency swap contract (1)	1,040	—	1,040	—
Total liabilities at fair value	$1,371	$—	$1,371	$—
(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of June 30, 2019 and December 31, 2018. As discussed in Note 18 – Acquisitions, we have a contingent consideration obligation to the selling shareholders of Gateway Analytical (“Gateway”) in connection with the Gateway Acquisition (as defined herein) based on 2020 and 2022 performance targets defined by the purchase agreement. We consider this a Level 3 liability and on a quarterly basis we assess the projected results for the acquired business in comparison to the earnout targets and adjust the liability accordingly.

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

Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2019 and December 31, 2018.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at our facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems. The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations. In March 2017, we reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB. Based upon our best estimate, we recorded a reserve of $1.5 million (operating expense) in the first quarter of 2017 related to this contingency. As of June 30, 2019, our outstanding reserve is $0.5 million. The ultimate loss associated with this environmental contingency is subject to the investigation and ongoing review of the CETESB. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.

During the quarter ended June 30, 2018, we recorded a $750 thousand accrual for a potential environmental matter at a U.S. manufacturing site. This matter was remediated and settled during the third quarter of 2018 for $239 thousand and the remaining accrual was released.

In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. During the first quarter of 2019, we received a favorable court decision of $2.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $1.7 million and $1.0 million was recognized as interest income. During the fourth quarter of 2018, we recorded an amount of $631 thousand based on the favorable court decision. If the Judicial Court grants full retrospective recovery, we estimate remaining potential recoveries of up to $10.2 million, including interest. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter. However, we anticipate decisions on our remaining claims in 2019 and 2020.

NOTE 13 – STOCK REPURCHASE PROGRAM

On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and six months ended June 30, 2019, we repurchased approximately 34 thousand and 193 thousand shares for approximately $4.1 million and $19.1 million, respectively. During the three and six months ended June 30, 2018, we repurchased approximately 480 thousand and 668 thousand shares for approximately $45.0 million and $61.7 million, respectively. As of June 30, 2019, there was $345.9 million of authorized share repurchases available to us.

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

Compensation expense attributable to employee stock options for the first six months of 2019 was approximately $3.2 million ($2.7 million after tax). Approximately $2.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense attributable to stock options for the first six months of 2018 was approximately $7.1 million ($5.4 million after tax). Approximately $5.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. The reduction in stock option expense is due to our move to RSUs as discussed above.

For stock option grants, we used historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82 per share during the first six months of 2018. This value was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Six Months Ended June 30,	2018
Dividend Yield	1.5%
Expected Stock Price Volatility	14.2%
Risk-free Interest Rate	2.8%
Expected Life of Option (years)	6.6

A summary of option activity under our stock plans during the six months ended June 30, 2019 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2019	6,761,055	$65.76	155,200	$58.13
Granted	—	—	—	—
Exercised	(1,212,250)	57.05	(14,200)	62.33
Forfeited or expired	(110,744)	65.79	—	—
Outstanding at June 30, 2019	5,438,061	$67.72	141,000	$57.71
Exercisable at June 30, 2019	4,632,475	$65.35	141,000	$57.71
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2019	5.8		3.6
Exercisable at June 30, 2019	5.3		3.6
Aggregate Intrinsic Value:
Outstanding at June 30, 2019	$292,749		$9,001
Exercisable at June 30, 2019	$260,341		$9,001
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2019	$65,944		$722
June 30, 2018	$31,307		$1,608

The grant date fair value of options vested during the six months ended June 30, 2019 and 2018 was $12.2 million and $16.5 million, respectively. Cash received from option exercises was approximately $70.7 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $14.9 million in the six months ended June 30, 2019. As of June 30, 2019, the remaining valuation of stock option awards to be expensed in future periods was $5.1 million and the related weighted-average period over which it is expected to be recognized is 1.2 years.

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

Six Months Ended June 30,	2019	2018
Fair value per stock award	$134.97	$128.70
Grant date stock price	$104.51	$89.42
Assumptions:
Aptar's stock price expected volatility	16.50%	12.30%
Expected average volatility of peer companies	31.90%	27.50%
Correlation assumption	37.40%	20.20%
Risk-free interest rate	2.19%	2.42%
Dividend yield assumption	1.30%	1.43%

A summary of RSU activity as of June 30, 2019 and changes during the six month period then ended, is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2019	261,487	$91.78	69,990	$111.55
Granted	157,312	90.64	123,246	119.35
Vested	(46,512)	87.42	—	—
Forfeited	(4,191)	104.25	(62)	120.61
Nonvested at June 30, 2019	368,096	$91.70	193,174	$116.52

Nonvested time-based RSUs outstanding as of June 30, 2019 include 14,257 units awarded to non-employee directors.

Compensation expense recorded attributable to RSUs for the first six months of 2019 and 2018 was approximately $9.8 million and $3.8 million, respectively. The actual tax benefit realized for the tax deduction from RSUs was approximately $704 thousand in the six months ended June 30, 2019. The fair value of units vested during the six months ended June 30, 2019 and 2018 was $4.1 million and $2.5 million, respectively. The intrinsic value of units vested during the six months ended June 30, 2019 and 2018 was $4.8 million and $3.0 million, respectively. As of June 30, 2019, there was $39.7 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.3 years.

During 2017, we provided a long-term incentive program for certain employees. Each award is based on the cumulative TSR of our common stock during a three-year performance period compared to a peer group. The total expected expense related to this program for awards outstanding as of June 30, 2019 is approximately $3.0 million, of which $450 thousand and $136 thousand was recognized in the first six months of 2019 and 2018, respectively.

NOTE 15 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$73,915	$73,915	$55,775	$55,775

Average equivalent shares
Shares of common stock	63,471	63,471	62,402	62,402
Effect of dilutive stock based compensation
Stock options	2,533	—	2,358	—
Restricted stock	228	—	90	—
Total average equivalent shares	66,232	63,471	64,850	62,402
Net income per share	$1.12	$1.16	$0.86	$0.89

	Six Months Ended
	June 30, 2019		June 30, 2018
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$136,919	$136,919	$115,075	$115,075

Average equivalent shares
Shares of common stock	63,219	63,219	62,266	62,266
Effect of dilutive stock-based compensation
Stock options	2,411	—	2,293	—
Restricted stock	212	—	81	—
Total average equivalent shares	65,842	63,219	64,640	62,266
Net income per share	$2.08	$2.17	$1.78	$1.85

NOTE 16 – SEGMENT INFORMATION

We are organized into three reporting segments. Our Beauty+ Home segment sells to the personal care, beauty and home care markets. Our Pharma segment serves customers in the prescription drug, consumer health care, injectables and active-packaging markets. Our Food + Beverage segment sells primarily to the food and beverage markets.

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

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Sales:
Beauty + Home	$349,253	$374,161	$722,756	$757,624
Pharma	284,577	241,282	559,071	471,414
Food + Beverage	119,095	101,420	223,822	197,065
Total Sales	752,925	716,863	$1,505,649	$1,426,103
Less: Intersegment Sales:
Beauty + Home	$7,173	$5,625	$13,017	$10,915
Pharma	2,638	73	4,431	78
Food + Beverage	453	557	1,080	1,152
Total Intersegment Sales	$10,264	$6,255	$18,528	$12,145
Net Sales:
Beauty + Home	$342,080	$368,536	$709,739	$746,709
Pharma	281,939	241,209	554,640	471,336
Food + Beverage	118,642	100,863	222,742	195,913
Net Sales	$742,661	$710,608	$1,487,121	$1,413,958
Adjusted EBITDA:
Beauty + Home	$48,745	$45,846	$101,936	$98,981
Pharma	101,650	86,353	199,007	166,193
Food + Beverage	20,944	18,063	37,635	30,802
Corporate & Other, unallocated	(10,630)	(9,043)	(23,385)	(20,622)
Acquisition-related costs (1)	(1,281)	(2,563)	(1,281)	(2,563)
Restructuring Initiatives (2)	(1,737)	(18,214)	(11,267)	(24,150)
Depreciation and amortization	(47,867)	(40,101)	(95,356)	(81,276)
Interest Expense	(8,756)	(7,964)	(17,970)	(16,019)
Interest Income	1,033	2,521	2,781	4,769
Income before Income Taxes	$102,101	$74,898	$192,100	$156,115
(1)	Acquisition-related costs include transaction costs and purchase accounting adjustments related to inventory and backlog for acquisitions (see Note 18 – Acquisitions for further details).
(2)	Restructuring Initiatives includes expense items for the three and six months ended June 30, 2019 and 2018 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring Initiatives by Segment
Beauty + Home	$1,259	$14,631	$9,528	$19,647
Pharma	(113)	1,224	213	1,588
Food + Beverage	112	1,354	622	1,669
Corporate & Other	479	1,005	904	1,246
Total Restructuring Initiatives	$1,737	$18,214	$11,267	$24,150

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

Losses related to the fire of $6.1 million and $12.0 million were incurred during the three and six months ended June 30, 2018, respectively. For the six months ended June 30, 2019, we received insurance proceeds of $3.4 million, and have no insurance receivable as of June 30, 2019. The final settlement continues to be negotiated. In many cases, our insurance coverage exceeds the amount of our recognized losses. However, no gain contingencies were recognized during the three and six months ended June 30, 2019 as our ability to realize those gains remains uncertain. During the three and six months ended June 30, 2019, profitability was not impacted while profitability was negatively impacted by $2.5 million and $4.0 million during the three and six months ended June 30, 2018, respectively. These 2018 losses negatively impacted the Beauty + Home segment.

NOTE 18 – ACQUISITIONS

On June 5, 2019, we completed our acquisition (the “Nanopharm Acquisition”) of all of the outstanding capital stock of Nanopharm Ltd. (“Nanopharm”). Nanopharm, located in Newport, UK, is a science-driven, leading provider of orally inhaled and nasal drug product design and development services. The purchase price was approximately $38.1 million (exclusive of $1.8 million of cash acquired) and was funded by cash on hand. The results of Nanopharm’s operations have been included in the consolidated financial statements within our Pharma segment since the date of acquisition. We are in the process of finalizing purchase accounting.

On May 31, 2019, we completed our acquisition (the “Gateway Acquisition”) of all of the outstanding capital stock of Gateway Analytical LLC (“Gateway”). Gateway, located in Gibsonia, PA, provides industry-leading particulate detection and predictive analytical services to customers developing injectable medicines. The purchase price was approximately $7.0 million and was funded by cash on hand. As part of the Gateway Acquisition, we are also obligated to pay to the selling shareholders of Gateway certain contingent consideration based on 2020 and 2022 performance targets defined in the purchase agreement. Based on projections as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $3.0 million. We are in the process of finalizing purchase accounting. The results of Gateway’s operations have been included in the consolidated financial statements within our Pharma segment since the date of acquisition.

On August 27, 2018, we completed our acquisition (the “CSP Technologies Acquisition”) of all of the outstanding capital stock of CSP Technologies S.à r.l. (“CSP Technologies”). CSP Technologies is a leader in active packaging technology based on proprietary material science expertise for the pharma and food service markets. CSP Technologies operates two manufacturing locations in the U.S. and one in France. The purchase price was approximately $553.5 million and was funded by cash on hand. At acquisition, we maintained $5.0 million in an escrow account and classified this amount as restricted cash pending the finalization of a working capital adjustment. These funds were released from restriction in January 2019, which resulted in a refund of $964 thousand and a corresponding reduction of our purchase price and the associated goodwill balance in the amount of the refund.

The following table summarizes the assets acquired and liabilities assumed related to the CSP Technologies Acquisition as of the acquisition date at estimated fair value.

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

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date related to the CSP Technologies Acquisition:

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

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Net Sales	$748,106	$1,485,536
Net Income Attributable to AptarGroup Inc.	50,476	110,592
Net Income per common share — basic	0.81	1.78
Net Income per common share — diluted	0.78	1.71

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

NOTE 19 – RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three and six months ended June 30, 2019, we recognized $1.7 million and $11.3 million of restructuring costs related to this plan, respectively. For the three and six months ended June 30, 2018, we recognized $18.2 million and $24.2 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $90 million over three years, including costs that have been recognized to date. The cumulative expense incurred as of June 30, 2019 was $77.3 million. We also anticipate making capital investments related to the transformation plan of approximately $55 million, of which the majority will be in 2019.

As of June 30, 2019 we have recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Six Months		Interest and	Reserve at
	12/31/2018	Ended 6/30/2019	Cash Paid	FX Impact	6/30/2019
Employee severance	$3,934	$3,209	$(1,814)	$222	$5,551
Professional fees and other costs	11,101	8,058	(17,887)	(41)	1,231
Totals	$15,035	$11,267	$(19,701)	$181	$6,782

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.2	65.3	63.1	65.1
Selling, research & development and administrative	15.3	15.1	15.8	15.5
Depreciation and amortization	6.5	5.6	6.4	5.8
Restructuring initiatives	0.2	2.6	0.8	1.7
Operating income	14.8	11.4	13.9	11.9
Other expense	(1.1)	(0.9)	(1.0)	(0.9)
Income before income taxes	13.7	10.5	12.9	11.0
Net Income	10.0	7.8	9.2	8.1
Effective tax rate	27.6%	25.5%	28.7%	26.3%
Adjusted EBITDA margin (1)	21.6%	19.9%	21.2%	19.5%
(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

NET SALES

We reported net sales of $742.7 million for the quarter ended June 30, 2019, which represents a 5% increase compared to $710.6 million reported during the second quarter of 2018. The average U.S. dollar exchange rate strengthened compared to most major currencies we operate in, resulting in a negative currency translation impact of 5%. The acquisitions of CSP Technologies, Reboul, Gateway and Nanopharm positively impacted sales by 6%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 4% in the second quarter of 2019 compared to the second quarter of 2018. The core sales growth reflected a strong increase in demand for products in our Pharma and Food + Beverage segments. Lower core sales in our Beauty + Home segment are due to lower tooling and product sales. On a consolidated basis, tooling sales decreased $6.9 million during the quarter ended June 30, 2019 compared to the prior year as lower sales in the Beauty + Home and Pharma segments outweighed increased tooling sales in the Food + Beverage segment.

Second Quarter 2019	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(3)%	10%	10%	4%
Acquisitions	1%	13%	11%	6%
Currency Effects (1)	(5)%	(6)%	(3)%	(5)%
Total Reported Net Sales Growth	(7)%	17%	18%	5%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

For the first six months of 2019, we reported net sales of $1.49 billion, 5% above the first six months of 2018 reported net sales of $1.41 billion. The average U.S. dollar exchange rate strengthened compared to all major currencies we operate in, resulting in a negative currency translation impact of 6%. The acquisitions of CSP Technologies, Reboul, Gateway and Nanopharm positively impacted sales by 6%. Therefore, core sales for the first six months of 2019 increased 5% compared to the first six months of 2018 as our Pharma and Food + Beverage segments reported strong growth over the first six months of 2018. Core sales were negatively impacted by lower tooling sales of $10.6 million for the first six months of 2019 compared to the prior year, primarily in our Beauty + Home segment.

Six Months Ended June 30, 2019	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	—%	12%	7%	5%
Acquisitions	1%	13%	11%	6%
Currency Effects (1)	(6)%	(7)%	(4)%	(6)%
Total Reported Net Sales Growth	(5)%	18%	14%	5%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total

Domestic	$215,175	29%	$176,476	25%	$429,046	29%	$346,861	25%
Europe	425,531	57%	421,373	59%	856,899	57%	851,471	60%
Latin America	57,738	8%	62,242	9%	115,920	8%	124,516	9%
Asia	44,217	6%	50,517	7%	85,256	6%	91,110	6%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Cost of sales (“COS”) as a percent of net sales decreased to 63.2% in the second quarter of 2019 compared to 65.3% in the second quarter of 2018. Our COS percentage was positively impacted by our mix of business and lower material costs. Mix of business positively impacted sales as the sales growth of higher margin Pharma products was greater than the sales growth of products in the other two segments. We also recognized lower custom tooling sales in the second quarter of 2019 compared to the prior year period. Sales of custom tooling typically generates lower margins than product sales, so lower tooling sales positively impacts cost of sales as a percentage of sales. We also realized a lower COS percentage due to lower raw material input costs in the quarter and the associated positive impact from the timing delay of passing through resin cost to our customers.

Cost of sales as a percent of net sales decreased to 63.1% in the first six months of 2019 compared to 65.1% in the same period a year ago. As mentioned above, our COS was favorably impacted by the mix of Pharma business and the timing delay of resin pass-throughs to our customers. We also reported a lower COS percentage due to the decrease in lower-margin tooling sales as discussed above.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Selling, research & development and administrative expenses (“SG&A”) increased by approximately $6.7 million to $113.8 million in the second quarter of 2019 compared to $107.1 million during the same period in 2018. Excluding changes in foreign currency rates, SG&A increased by approximately $11.4 million in the quarter. The increase is mainly due to $6.1 million of incremental operational costs during the second quarter of 2019 related to our acquisitions. We also recognized increases in professional fees and higher personnel costs in accordance with our growth strategy. SG&A as a percentage of net sales increased to 15.3% compared to 15.1% in the same period of the prior year due to the cost increases mentioned above.

SG&A increased by $15.4 million to $235.0 million in the first six months of 2019 compared to $219.6 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $26.6 million in the first six months of 2019 compared to the first six months of 2018. As discussed above, the increase is related to incremental costs from our acquisitions along with higher professional fees and personnel costs. SG&A as a percentage of net sales increased to 15.8% compared to 15.5% in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $7.8 million to $47.9 million in the second quarter of 2019 compared to $40.1 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $9.5 million in the quarter compared to the same period a year ago. This increase is mainly due to $6.4 million of incremental operational results related to our acquisitions. We also increased our capital spending during the past year to support the growth in our business. Depreciation and amortization as a percentage of net sales increased to 6.5% in the second quarter of 2019 compared to 5.6% in the same period of the prior year primarily due to the incremental increase in expenses noted above.

For the first six months of 2019, reported depreciation and amortization expenses increased by approximately $14.1 million compared to the first six months of 2018. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $18.4 million compared to the same period a year ago. As discussed above, this increase is mainly due to incremental costs from our acquisitions and increased capital spending in the current year to support the growth in our business. Depreciation and amortization as a percentage of net sales increased to 6.4% in the first six months of 2019 compared to 5.8% in the same period of the prior year.

RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. During the second quarter of 2019, we recognized approximately $1.7 million of restructuring costs related to this plan with approximately $1.2 million, ($0.1) million, $0.1 million and $0.5 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively. During the second quarter of 2018, we recognized approximately $18.2 million of restructuring costs related to this plan with approximately $14.6 million, $1.2 million, $1.4 million and $1.0 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.

During the first six months of 2019, we recognized approximately $11.3 million of restructuring costs related to this plan with approximately $9.6 million, $0.2 million, $0.6 million and $0.9 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively. During the first six months of 2018, we recognized approximately $24.2 million of restructuring costs related to this plan with approximately $19.7 million, $1.6 million, $1.7 million and $1.2 million being reported within the Beauty + Home segment, Pharma segment, Food + Beverage segment and Corporate & Other, respectively.

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

OPERATING INCOME

Operating income increased approximately $28.9 million in the second quarter of 2019 compared to the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $33.7 million in the quarter compared to the same period a year ago. This increase is mainly due to acquisitions and lower restructuring costs in the second quarter of 2019 compared to the comparable prior year period. We also realized improvements in our gross margin due to increases in sales and lower COS as a percentage of sales as discussed above. Operating income as a percentage of net sales increased to 14.8% in the second quarter of 2019 compared to 11.4% for the same period in the prior year due to these improvements.

Operating income increased approximately $38.1 million to $207.0 million in the first six months of 2019 compared to $168.9 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $49.4 million in the first six months of 2019 compared to the same period a year ago. As discussed above, this increase is due to acquisitions and lower restructuring costs reported during the first six months of 2019 and improvements in gross margin. Operating income as a percentage of net sales increased to 13.9% in the first six months of 2019 compared to 11.9% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the second quarter of 2019 increased $1.8 million to $7.8 million from $6.0 million in the same period of the prior year. For 2019, net interest expense increased by approximately $2.3 million as a result of the CSP Technologies acquisition during the third quarter of 2018.

Net other expenses for the six months ended June 30, 2019 increased to $14.9 million from $12.8 million in the same period of the prior year. As discussed above, this increase is mainly due to $2.0 million of higher interest expense in 2019 as a result of the CSP Technologies acquisition.

EFFECTIVE TAX RATE

The effective tax rate for the three months ended June 30, 2019 of 27.6% was favorably impacted by net tax benefits of $2.9 million from discrete events. This consisted of a $9.1 million benefit from the excess tax benefits from employee stock-based  compensation offset by, among other items, a $6.3 million charge to record a valuation allowance to properly reflect the realization of recorded deferred tax assets. The effective tax rate for the three months ended June 30, 2018 was 25.5%, reflecting a $3.5 million discrete benefit related to the TCJA and a $1.7 million discrete favorable impact from the excess tax benefits from employee stock-based compensation.

The effective tax rate for the six months ended June 30, 2019 of 28.7% was favorably impacted by net tax benefits of $4.1 million from discrete events. This consisted of a favorable impact of $11.6 million from the excess tax benefits from employee stock-based compensation, offset by, among other items, a $7.0 million charge recognized to record a valuation allowance to properly reflect the realization of recorded deferred tax assets. The effective tax rate for the six months ended June 30, 2018 of 26.3% was favorably impacted by net tax benefits of $9.5 million from discrete events. This included a favorable impact of $6.0 million from the excess tax benefits from employee shared based compensation and a $3.5 million benefit related to the TCJA.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $73.9 million and $136.9 million in the three and six months ended June 30, 2019, respectively, compared to $55.8 million and $115.1 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$342,080	$368,536	$709,739	$746,709
Adjusted EBITDA (1)	48,745	45,846	101,936	98,981
Adjusted EBITDA margin (1)	14.2%	12.4%	14.4%	13.3%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

Reported sales for the quarter ended June 30, 2019 decreased 7% to $342.1 million compared to $368.5 million in the second quarter of the prior year. Incremental sales from our Reboul acquisition positively impacted sales by 1% while changes in currency rates negatively impacted net sales by 5%. Therefore, core sales decreased 3% in the second quarter of 2019 compared to the same quarter of the prior year. The majority of this decrease is due to lower custom tooling sales in the current quarter. Core sales to the personal care market decreased 11%. The majority of this decrease is related to a strong second quarter of the prior year for a specific North America customer’s product launch along with lower sales to other applications in 2019. Core sales were higher across the other two markets as beauty and home care increased by 4% and 5% respectively over the prior year period. Sales growth across our prestige fragrance applications led to the strong results in the beauty market, while higher sales to our air care customers drove the improvement in the home care market.

Second Quarter 2019	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(11)%	4%	5%	(3)%
Acquisitions	—%	1%	—%	1%
Currency Effects (1)	(4)%	(6)%	(4)%	(5)%
Total Reported Net Sales Growth	(15)%	(1)%	1%	(7)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales decreased 5% in the first six months of 2019 to $709.7 million compared to $746.7 million in the first six months of the prior year. Incremental sales from our Reboul acquisition positively impacted sales by 1% while changes in currency rates negatively impacted net sales by 6%. Therefore, core sales were flat for the first six months of 2019 compared to the same period in the prior year. Core sales to the personal care market were down 4% due to lower sales in the second quarter as discussed above. Consistent with the quarter results, sales were higher across the other two markets as beauty and home care each increased by 4% over the prior year period. Strong sales across all applications drove the strong results in the beauty market, while higher tooling sales drove the improvements in the home care market.

Six Months Ended June 30, 2019	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(4)%	4%	4%	—%
Acquisitions	—%	2%	—%	1%
Currency Effects (1)	(5)%	(7)%	(5)%	(6)%
Total Reported Net Sales Growth	(9)%	(1)%	(1)%	(5)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2019 increased 6% to $48.7 million compared to $45.8 million reported in the same period in the prior year. Operational improvements and targeted price increases related to our restructuring projects offset pockets of softening sales and manufacturing inefficiencies at certain facilities. During the second quarter of 2019, we also experienced favorable material cost impacts due to lower raw material input costs and the associated positive impact from the timing delay of passing through resin cost to our customers, leading to the improvement in adjusted EBITDA and higher adjusted EBITDA margin during the quarter.

Adjusted EBITDA in the first six months of 2019 increased 3% to $101.9 million compared to $99.0 million reported in the same period in the prior year. As discussed above, price increases and favorable material costs offset pockets of softening sales and manufacturing inefficiencies at certain facilities.

PHARMA SEGMENT

Operations that sell dispensing systems, sealing and active packaging solutions primarily to the prescription drug, consumer health care, injectables and active-packaging markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$281,939	$241,209	$554,640	$471,336
Adjusted EBITDA (1)	101,650	86,353	199,007	166,193
Adjusted EBITDA margin (1)	36.1%	35.8%	35.9%	35.3%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

Net sales for the Pharma segment increased 17% in the second quarter of 2019 to $281.9 million compared to $241.2 million in the second quarter of 2018. Changes in currencies negatively affected net sales by 6% while our acquisitions of CSP Technologies, Gateway and Nanopharm positively impacted sales by 13% in the second quarter of 2019. Therefore, core sales increased by 10% in the second quarter of 2019 compared to the second quarter of 2018. Core sales to the prescription drug market were particularly strong and increased 15% mainly driven by increased demand for our innovative nasal drug delivery systems for central nervous system and allergic rhinitis. core sales to the consumer health care market increased 4% as strong demand for our products used on nasal saline and eye care treatments more than compensated for some softness in demand for our nasal decongestant products. Core sales to the injectables market increased 6% on strong sales of our products to our antithrombotic and biologic customers.

Second Quarter 2019	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	15%	4%	6%	—%	10%
Acquisitions	1%	—%	1%	100%	13%
Currency Effects (1)	(6)%	(7)%	(5)%	—%	(6)%
Total Reported Net Sales Growth	10%	(3)%	2%	100%	17%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first six months of 2019 increased by 18% to $554.6 million compared to $471.3 million in the first six months of 2018. Changes in currencies negatively affected net sales by 7% while our acquisitions of CSP Technologies, Nanopharm and Gateway positively impacted sales by 13% in the first six months of 2019. Therefore, core sales increased by 12% in the first six months of 2019 compared to the same period in the prior year. As discussed above, the prescription drug market core sales increase of 19% was driven by strong demand for our products sold for central nervous system and allergic rhinitis treatments. We also benefitted from the realization of $1.8 million of revenue for achieving a development milestone related to a customer project. Core sales to the consumer health care market increased 7% as strong demand for our products used on eye care and nasal saline treatments more than offset lower tooling sales. Core sales of our products to the injectables markets increased 3% due to strong sales of our injectable components used on antithrombotic and medical device products.

Six Months Ended June 30, 2019	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	19%	7%	3%	—%	12%
Acquisitions	—%	—%	1%	100%	13%
Currency Effects (1)	(7)%	(8)%	(6)%	—%	(7)%
Total Reported Net Sales Growth	12%	(1)%	(2)%	100%	18%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2019 increased 18% to $101.7 million compared to $86.4 million reported in the same period of the prior year. The strong product sales growth discussed above along with incremental profit related to our CSP Technologies acquisition led to the increase in reported results for the second quarter of 2019 compared to the second quarter of 2018.

Adjusted EBITDA in the first six months of 2019 increased 20% to $199.0 million compared to $166.2 million reported in the same period of the prior year. The increased sales discussed above and improved operational efficiencies offset higher overhead costs and lower profitability on some tooling projects.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions primarily to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$118,642	$100,863	$222,742	$195,913
Adjusted EBITDA (1)	20,944	18,063	37,635	30,802
Adjusted EBITDA margin (1)	17.7%	17.9%	16.9%	15.7%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

Net sales for the quarter ended June 30, 2019 increased approximately 18% to $118.6 million compared to $100.9 million in the second quarter of the prior year. Incremental sales from our CSP Technologies acquisition positively impacted sales by 11% while changes in foreign currency rates had an unfavorable impact of 3% on the total segment sales. Therefore, core sales increased by 10% in the second quarter of 2019 compared to the second quarter of 2018.  For the segment, we realized both strong product and tooling sales growth. This growth was offset slightly by a $0.9 million decrease in the pass-through of resin price changes in the quarter ended June 30, 2019 compared to the second quarter of the prior year. Core sales to the food market increased 17% while core sales to the beverage market increased 1% in the second quarter of 2019 compared to the same period of the prior year.  For the food market, we recognized strong tooling sales and sales of our products to our sauces/condiments and granular/powder customers.  For the beverage market, increases in tooling sales were offset by slightly lower sales of our products to our functional drink customers, mainly in China, and juice customers as the European region experienced lower temperatures early in the filling season.

Second Quarter 2019
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	17%	1%	10%
Acquisitions	19%	—%	11%
Currency Effects (1)	(3)%	(4)%	(3)%
Total Reported Net Sales Growth	33%	(3)%	18%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first six months of 2019 increased by 14% to $222.7 million compared to $195.9 million in the first six months of 2018. Incremental sales from our CSP Technologies acquisition positively impacted sales by 11% while changes in currency rates negatively impacted net sales by 4% in the first six months of 2019. Therefore, core sales increased by 7% in the first six months of 2019 compared to the same period in the prior year. $2.0 million of lower tooling sales negatively impacted sales for the first six months of 2019, while the impact of the pass-through of resin price changes compared to the first six months of 2018 was negligible. Core sales to the food market increased 9% while core sales to the beverage market increased 3% in the first six months of 2019 compared to the same period of the prior year. Sales to the food market increased due to strong sales of our products to our granular/powder, sauces/condiments and infant nutrition customers. For the beverage market, strong sales to our products to our bottled water customers compensated for a decrease in functional drink and juice application sales as discussed above.

Six Months Ended June 30, 2019
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	9%	3%	7%
Acquisitions	17%	—%	11%
Currency Effects (1)	(3)%	(4)%	(4)%
Total Reported Net Sales Growth	23%	(1)%	14%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2019 increased 16% to $20.9 million compared to $18.1 million reported in the same period of the prior year. This increase is due to incremental profit related to our CSP Technologies acquisition and solid core sales growth discussed above. We also benefitted from the positive timing delay of passing on resin cost decreases from previous quarters to our customers.

Adjusted EBITDA in the first six months of 2019 increased 22% to $37.6 million compared to $30.8 million reported in the same period of the prior year. As discussed above, our profitability was favorably impacted by our strong core sales growth, positive resin pass-throughs to our customers and incremental profit related to our CSP Technologies acquisition.

CORPORATE & OTHER

In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring and acquisition-related costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended June 30, 2019, Corporate & Other expenses increased to $10.6 million from $9.0 million in the second quarter of 2018. This increase is mainly due to higher professional fees and personnel costs as we continue to implement our growth strategy.

Corporate & Other expenses in the first six months of 2019 increased to $23.4 million compared to $20.6 million reported in the same period of the prior year. As discussed above, this increase is mainly due to higher costs as we continue to implement our growth strategy.

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

We present adjusted earnings before net interest and taxes (“Adjusted EBIT”) and consolidated adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges (restructuring initiatives), acquisition-related costs and purchase accounting adjustments that affected inventory values. Our “Outlook” discussion below, as well as the estimated annual effective tax rate above, are also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates, or reliably predicted because they are not part of our routine activities, such as restructuring and acquisition-related costs.

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

	Three Months Ended
	June 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$742,661	$342,080	$281,939	$118,642	$-	$-

Reported net income	$73,921
Reported income taxes	28,180
Reported income before income taxes	102,101	26,813	84,425	12,195	(13,609)	(7,723)
Adjustments:
Restructuring initiatives	1,737	1,259	(113)	112	479
Transaction costs related to acquisitions	1,059		1,059
Purchase accounting adjustments related to acquired companies' inventory	222		222
Adjusted earnings before income taxes	105,119	28,072	85,593	12,307	(13,130)	(7,723)
Interest expense	8,756					8,756
Interest income	(1,033)					(1,033)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	112,842	28,072	85,593	12,307	(13,130)	-
Depreciation and amortization	47,867	20,673	16,057	8,637	2,500	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$160,709	$48,745	$101,650	$20,944	$(10,630)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.6%	14.2%	36.1%	17.7%

	Three Months Ended
	June 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$710,608	$368,536	$241,209	$100,863	$-	$-

Reported net income	$55,781
Reported income taxes	19,117
Reported income before income taxes	74,898	10,510	73,607	10,329	(14,105)	(5,443)
Adjustments:
Restructuring initiatives	18,214	14,631	1,224	1,354	1,005
Transaction costs related to acquisitions	2,444	574			1,870
Purchase accounting adjustments related to acquired companies' inventory	119	119
Adjusted earnings before income taxes	95,675	25,834	74,831	11,683	(11,230)	(5,443)
Interest expense	7,964					7,964
Interest income	(2,521)					(2,521)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	101,118	25,834	74,831	11,683	(11,230)	-
Depreciation and amortization	40,101	20,012	11,522	6,380	2,187	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$141,219	$45,846	$86,353	$18,063	$(9,043)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.9%	12.4%	35.8%	17.9%

	Six Months Ended
	June 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,487,121	$709,739	$554,640	$222,742	$-	$-

Reported net income	$136,920
Reported income taxes	55,180
Reported income before income taxes	192,100	50,994	165,683	19,911	(29,299)	(15,189)
Adjustments:
Restructuring initiatives	11,267	9,528	213	622	904
Transaction costs related to acquisitions	1,059		1,059
Purchase accounting adjustments related to acquired companies' inventory	222		222
Adjusted earnings before income taxes	204,648	60,522	167,177	20,533	(28,395)	(15,189)
Interest expense	17,970					17,970
Interest income	(2,781)					(2,781)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	219,837	60,522	167,177	20,533	(28,395)	-
Depreciation and amortization	95,356	41,414	31,830	17,102	5,010	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$315,193	$101,936	$199,007	$37,635	$(23,385)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.2%	14.4%	35.9%	16.9%

	Six Months Ended
	June 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,413,958	$746,709	$471,336	$195,913	$-	$-

Reported net income	$115,069
Reported income taxes	41,046
Reported income before income taxes	156,115	37,217	141,899	16,255	(28,006)	(11,250)
Adjustments:
Restructuring initiatives	24,150	19,647	1,588	1,669	1,246
Transaction costs related to acquisitions	2,444	574			1,870
Purchase accounting adjustments related to acquired companies' inventory	119	119
Adjusted earnings before income taxes	182,828	57,557	143,487	17,924	(24,890)	(11,250)
Interest expense	16,019					16,019
Interest income	(4,769)					(4,769)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	194,078	57,557	143,487	17,924	(24,890)	-
Depreciation and amortization	81,276	41,424	22,706	12,878	4,268	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$275,354	$98,981	$166,193	$30,802	$(20,622)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.5%	13.3%	35.3%	15.7%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2019	2018

Notes payable, including revolving credit facilities	$57,663	$101,293
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,941	62,678
Long-Term Obligations, net of unamortized debt issuance costs	1,148,261	1,125,993
Total Debt	1,270,865	1,289,964
Less:
Cash and equivalents	302,950	261,823
Net Debt	$967,915	$1,028,141

Total Stockholders' Equity	$1,581,422	$1,422,871
Net Debt	967,915	1,028,141
Net Capital	$2,549,337	$2,451,012

Net Debt to Net Capital	38.0%	41.9%

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. Changes in exchange rates on such inter-country sales could materially impact our results of operations. During the second quarter of 2019 the U.S. dollar strengthened compared to the euro. This resulted in a dilutive impact on our translated results during the second quarter of 2019 when compared to the second quarter of 2018. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Our Argentinian operations contributed less than 2% of consolidated net assets and revenues at and for the six months ended June 30, 2019.

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

	2019	2018
First Quarter	$6.5	$7.5
Second Quarter	6.5	3.4
Third Quarter (estimated for 2019)	6.2	3.9
Fourth Quarter (estimated for 2019)	6.1	4.8
	$25.3	$19.6

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

Cash and equivalents increased to $303.0 million at June 30, 2019 from $261.8 million at December 31, 2018. Total short and long-term interest bearing debt of $1.3 billion at June 30, 2019 was relatively unchanged from the $1.3 billion at December 31, 2018. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 38.0% at June 30, 2019 compared to 41.9% at December 31, 2018. See the reconciliation of non-U.S. GAAP measures starting on page 35.

In the first six months of 2019, our operations provided approximately $221.1 million in net cash flow compared to $154.5 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operations during the first six months of 2019 is primarily attributable to the lower restructuring costs, improved profitability and better working capital management.

We used $157.2 million in cash for investing activities during the first six months of 2019 compared to $90.7 million during the same period a year ago. Our investment in capital projects increased $33.0 million during the first six months of 2019 compared to the first six months of 2018. During the first six months of 2019, $45.1 million of cash was utilized to fund our Gateway and Nanopharm acquisitions and we also released $4.0 million relating to the final escrow settlement on our acquisition of CSP Technologies. We received $16.5 million from the sale of our investment in Reciprocal Labs Corporation. During the first six months of 2018, we received $10.6 million of insurance proceeds related to the Annecy fire and invested $10.0 million in equity securities. Our 2019 estimated cash outlays for capital expenditures are expected to be in the range of approximately $230 to $250 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities used $31.8 million in cash during the first six months of 2019 compared to $52.3 million during the same period a year ago. During the first six months of 2019, we received net proceeds from our stock option exercises of $70.7 million. We used cash on hand to pay $44.1 million of dividends, repay $38.7 million on our revolving credit facility and repurchase $19.1 million of treasury stock.

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. The December 31, 2018 outstanding balance of €69.0 million on the euro-based revolving credit facility was paid in the first quarter of 2019. €35.0 million was utilized as of June 30, 2019. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheet.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2019
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.85 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.31 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $887 million before the 3.50 to 1.00 maximum ratio requirement is exceeded.

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

On July 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.36 per share payable on August 21, 2019 to stockholders of record as of July 31, 2019.

CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Please refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting our business.

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. As a result of the adoption of ASU 2016-02 and subsequent amendments, which requires organizations to recognize leases on the balance sheet, we do not have significant off-balance sheet arrangements. Please refer to Note 7 – Lease Commitments of the Notes to Condensed Consolidated Financial Statements for lease arrangements that have not yet commenced and therefore not included in the balance sheet.

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

OUTLOOK

We expect earnings per share for the third quarter, excluding any restructuring costs and acquisition related expenses, to be in the range of $0.91 to $0.97 and this guidance is based on an effective tax rate range of 30% to 32%. The effective tax rate for the prior year third quarter was approximately 23%.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

●	economic conditions worldwide, including potential deflationary or inflationary conditions in regions we rely on for growth;
●	political conditions worldwide, including the impact of the UK leaving the European Union (Brexit) on our UK operations;
●	significant fluctuations in foreign currency exchange rates or our effective tax rate;
●	the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate;
●	financial conditions of customers and suppliers;
●	consolidations within our customer or supplier bases;
●	changes in customer and/or consumer spending levels;
●	loss of one or more key accounts;
●	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
●	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
●	the impact and extent of contamination found at our facility in Brazil;
●	our ability to successfully implement facility expansions and new facility projects;
●	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
●	changes in capital availability or cost, including interest rate fluctuations;
●	volatility of global credit markets;
●	the timing and magnitude of capital expenditures;
●	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations and products, including the successful integration of the CSP Technologies, Reboul, Nanopharm and Gateway businesses;
●	direct or indirect consequences of acts of war, terrorism or social unrest;
●	cybersecurity threats that could impact our networks and reporting systems;
●	the impact of natural disasters and other weather-related occurrences;
●	fiscal and monetary policies and other regulations;
●	changes or difficulties in complying with government regulation;
●	changing regulations or market conditions regarding environmental sustainability;
●	work stoppages due to labor disputes;
●	competition, including technological advances;
●	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
●	the outcome of any legal proceeding that has been or may be instituted against us and others;
●	our ability to meet future cash flow estimates to support our goodwill impairment testing;
●	the demand for existing and new products;
●	the success of our customers’ products, particularly in the pharmaceutical industry;
●	our ability to manage worldwide customer launches of complex technical products, particularly in developing markets;
●	difficulties in product development and uncertainties related to the timing or outcome of product development;
●	significant product liability claims;
●	the execution of our business transformation plan; and
●	other risks associated with our operations.

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

The table below provides information as of June 30, 2019 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2019.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

EUR / BRL	$12,673	4.4515	12,208-13,010
EUR / USD	10,509	1.1280	10,509-18,107
CHF / EUR	7,907	0.8877	5,913-7,907
USD / EUR	6,657	0.8871	1,726-7,834
EUR / INR	5,286	79.8800	5,227-5,286
GBP / EUR	4,668	1.1426	757-4,668
EUR / IDR	4,439	17.7680	4,359-4,439
EUR / GBP	3,013	0.5855	0-3,013
EUR / MXN	1,041	21.8088	560-1,041
CHF / USD	701	1.0006	223-701
MXN / USD	6	0.0346	0-6
Total	$56,900

As of June 30, 2019, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in prepaid and other and $0.7 million in accounts payable and accrued liabilities on the balance sheet. We also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $0.1 million reported in prepaid and other and $0.1 million reported in other current liabilities on the balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2019, the Plan purchased 5,770 shares of our common stock on behalf of the participants at an average price of $111.20, for an aggregate amount of $642 thousand. The Plan sold 6,146 shares of our common stock on behalf of the participants at an average price of $112.37, for an aggregate amount of $691 thousand during the same period. At June 30, 2019, the Plan owned 85,611 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended June 30, 2019, we repurchased approximately 34 thousand shares for approximately $4.1 million.

The following table summarizes our purchases of our securities for the quarter ended June 30, 2019:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

4/1 – 4/30/19	—	$—	—	$350.0
5/1 – 5/31/19	—	—	—	350.0
6/1 – 6/30/19	34,000	120.48	34,000	345.9
Total	34,000	$120.48	34,000	$345.9

ITEM 6. EXHIBITS

Exhibit 10.1	Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.2	Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non - French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.3	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.4	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non - French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.5	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Chinese employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.6	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.7	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (Non - French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.8	AptarGroup, Inc. Employment Agreement of Xiangwei Gong as of May 30, 2018.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2019, filed with the SEC on August 1, 2019, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Balance Sheets – June 30, 2019 and December 31, 2018, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2019 and 2018, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2019 and 2018 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 1, 2019