Form 10-Q
period 2019-09-30
APTARGROUP INC
filed 2019-11-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of shares outstanding of common stock, as of October 25, 2019, was 63,927,079 shares.

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2019

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$701,278	$665,775	$2,188,399	$2,079,733
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	444,237	435,379	1,382,810	1,355,445
Selling, research & development and administrative	111,559	103,574	346,526	323,146
Depreciation and amortization	49,218	41,857	144,574	123,133
Restructuring initiatives	6,019	23,852	17,286	48,002
	611,033	604,662	1,891,196	1,849,726
Operating Income	90,245	61,113	297,203	230,007

Other (Expense) Income:
Interest expense	(8,898)	(8,735)	(26,868)	(24,754)
Interest income	957	1,537	3,738	6,306
Equity in results of affiliates	238	(45)	152	(130)
Miscellaneous, net	(269)	(2,928)	148	(4,372)
	(7,972)	(10,171)	(22,830)	(22,950)

Income before Income Taxes	82,273	50,942	274,373	207,057

Provision for Income Taxes	25,504	11,920	80,684	52,966

Net Income	$56,769	$39,022	$193,689	$154,091

Net Income Attributable to Noncontrolling Interests	$(19)	$(26)	$(20)	$(20)

Net Income Attributable to AptarGroup, Inc.	$56,750	$38,996	$193,669	$154,071

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.89	$0.63	$3.05	$2.47
Diluted	$0.85	$0.60	$2.93	$2.38

Average Number of Shares Outstanding:
Basic	64,010	62,378	63,485	62,304
Diluted	66,702	65,129	66,163	64,822

Dividends per Common Share	$0.36	$0.34	$1.06	$0.98

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Income	$56,769	$39,022	$193,689	$154,091
Other Comprehensive Income:
Foreign currency translation adjustments	(42,540)	(9,869)	(42,737)	(53,157)
Changes in treasury locks, net of tax	—	3	—	17
Changes in derivative gains (losses), net of tax	279	(1,166)	(593)	1,046
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	82	90	249	278
Amortization of net loss included in net income, net of tax	631	1,243	1,901	3,754
Total defined benefit pension plan, net of tax	713	1,333	2,150	4,032
Total other comprehensive loss	(41,548)	(9,699)	(41,180)	(48,062)
Comprehensive Income	15,221	29,323	152,509	106,029
Comprehensive Income Attributable to Noncontrolling Interests	(7)	(15)	(8)	(4)
Comprehensive Income Attributable to AptarGroup, Inc.	$15,214	$29,308	$152,501	$106,025

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and equivalents	$270,577	$261,823
Accounts and notes receivable, less allowance for doubtful accounts of $3,775 in 2019 and $3,541 in 2018	552,289	569,630
Inventories	383,491	381,110
Prepaid and other	118,371	118,245
	1,324,728	1,330,808
Property, Plant and Equipment:
Buildings and improvements	479,233	453,572
Machinery and equipment	2,432,515	2,368,332
	2,911,748	2,821,904
Less: Accumulated depreciation	(1,893,520)	(1,855,810)
	1,018,228	966,094
Land	24,511	25,519
	1,042,739	991,613
Other Assets:
Investments in equity securities	8,264	25,448
Goodwill	722,070	712,095
Intangible assets	259,712	254,904
Operating lease right-of-use assets	72,481	—
Miscellaneous	35,145	62,867
	1,097,672	1,055,314
Total Assets	$3,465,139	$3,377,735

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	September 30,	December 31,
	2019	2018
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, including revolving credit facilities	$46,276	$101,293
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,941	62,678
Accounts payable and accrued liabilities	537,620	525,199
	648,837	689,170
Long-Term Obligations, net of unamortized debt issuance costs	1,075,153	1,125,993
Deferred Liabilities and Other:
Deferred income taxes	36,072	53,917
Retirement and deferred compensation plans	67,546	62,319
Operating lease liabilities	55,278	—
Deferred and other non-current liabilities	28,274	23,465
Commitments and contingencies	—	—
	187,170	139,701
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 68.5 and 67.3 million shares issued as of September 30, 2019 and December 31, 2018, respectively	685	673
Capital in excess of par value	756,988	678,769
Retained earnings	1,498,300	1,371,826
Accumulated other comprehensive loss	(351,672)	(310,504)
Less: Treasury stock at cost, 4.6 and 4.4 million shares as of September 30, 2019 and December 31, 2018, respectively	(350,645)	(318,208)
Total AptarGroup, Inc. Stockholders’ Equity	1,553,656	1,422,556
Noncontrolling interests in subsidiaries	323	315
Total Stockholders’ Equity	1,553,979	1,422,871
Total Liabilities and Stockholders’ Equity	$3,465,139	$3,377,735

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2019 and 2018		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - June 30, 2018	$1,328,034	$(291,660)	$668	$(336,278)	$646,449	$299	$1,347,512
Net income	38,996	—	—	—	—	26	39,022
Foreign currency translation adjustments	—	(9,858)	—	—	—	(11)	(9,869)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,333	—	—	—	—	1,333
Changes in treasury locks, net of tax	—	3	—	—	—	—	3
Changes in derivative gains (losses), net of tax	—	(1,166)	—	—	—	—	(1,166)
Stock awards and option exercises	—	—	4	12,137	24,261	—	36,402
Cash dividends declared on common stock	(21,179)	—	—	—	—	—	(21,179)
Balance - September 30, 2018	$1,345,851	$(301,348)	$672	$(324,141)	$670,710	$314	$1,392,058

Balance - June 30, 2019	$1,464,607	$(310,136)	$683	$(317,380)	$743,332	$316	$1,581,422
Net income	56,750	—	—	—	—	19	56,769
Foreign currency translation adjustments	—	(42,528)	—	—	—	(12)	(42,540)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	713	—	—	—	—	713
Changes in derivative gains (losses), net of tax	—	279	—	—	—	—	279
Stock awards and option exercises	—	—	2	2,512	13,656	—	16,170
Cash dividends declared on common stock	(23,057)	—	—	—	—	—	(23,057)
Treasury stock purchased	—	—	—	(35,777)	—	—	(35,777)
Balance - September 30, 2019	$1,498,300	$(351,672)	$685	$(350,645)	$756,988	$323	$1,553,979

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2019 and 2018		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048
Net income	154,071	—	—	—	—	20	154,091
Adoption of revenue recognition standard	2,937	—	—	—	—	—	2,937
Foreign currency translation adjustments	—	(53,141)	—	—	—	(16)	(53,157)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	4,032	—	—	—	—	4,032
Changes in treasury locks, net of tax	—	17	—	—	—	—	17
Changes in derivative gains (losses), net of tax	—	1,046	—	—	—	—	1,046
Stock awards and option exercises	—	—	11	26,009	67,705	—	93,725
Cash dividends declared on common stock	(60,989)	—	—	—	—	—	(60,989)
Treasury stock purchased	—	—	—	(3,905)	—	—	(3,905)
Common stock repurchased and retired	(51,315)	—	(6)	—	(6,466)	—	(57,787)
Balance - September 30, 2018	$1,345,851	$(301,348)	$672	$(324,141)	$670,710	$314	$1,392,058

Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income	193,669	—	—	—	—	20	193,689
Foreign currency translation adjustments	—	(42,725)	—	—	—	(12)	(42,737)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,150	—	—	—	—	2,150
Changes in derivative gains (losses), net of tax	—	(593)	—	—	—	—	(593)
Stock awards and option exercises	—	—	12	22,436	78,219	—	100,667
Cash dividends declared on common stock	(67,195)	—	—	—	—	—	(67,195)
Treasury stock purchased	—	—	—	(54,873)	—	—	(54,873)
Balance - September 30, 2019	$1,498,300	$(351,672)	$685	$(350,645)	$756,988	$323	$1,553,979

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2019	2018

Cash Flows from Operating Activities:
Net income	$193,689	$154,091
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	124,787	113,555
Amortization	19,787	9,578
Stock-based compensation	18,075	14,829
Provision for doubtful accounts	930	190
Loss (gain) on disposition of fixed assets	303	(979)
Deferred income taxes	5,948	(5,414)
Defined benefit plan expense	11,517	14,466
Equity in results of affiliates	(152)	130
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	724	(72,620)
Inventories	(16,025)	(41,183)
Prepaid and other current assets	(1,721)	(807)
Accounts payable and accrued liabilities	15,047	55,921
Income taxes payable	6,729	(7,481)
Retirement and deferred compensation plan liabilities	(935)	(21,534)
Other changes, net	1,678	(3,157)
Net Cash Provided by Operations	380,381	209,585
Cash Flows from Investing Activities:
Capital expenditures	(186,841)	(145,321)
Proceeds from sale of property, plant and equipment	3,658	4,056
Insurance proceeds	—	10,631
Acquisition of business, net of cash acquired	(49,062)	(527,916)
Acquisition of intangible assets, net	(4,621)	(346)
Investment in equity securities	(3,530)	(10,000)
Proceeds from sale of investment in equity securities	16,487	—
Notes receivable, net	(89)	216
Net Cash Used by Investing Activities	(223,998)	(668,680)
Cash Flows from Financing Activities:
Proceeds from notes payable	36,893	18,003
Repayments of notes payable	(41,145)	(6,395)
Proceeds and repayments of short term credit facility, net	(47,253)	139,384
Proceeds from long-term obligations	10,524	10,092
Repayments of long-term obligations	(64,924)	(67,026)
Dividends paid	(67,195)	(60,989)
Proceeds from stock option exercises	81,815	78,896
Purchase of treasury stock	(54,873)	(3,905)
Common stock repurchased and retired	—	(57,787)
Net Cash (Used) Provided by Financing Activities	(146,158)	50,273
Effect of Exchange Rate Changes on Cash	(6,471)	(7,436)
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	3,754	(416,258)
Cash and Equivalents and Restricted Cash at Beginning of Period	266,823	712,640
Cash and Equivalents and Restricted Cash at End of Period	$270,577	$296,382

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the CSP Technologies Acquisition (as defined herein).

Nine Months Ended September 30,	2019	2018

Cash and equivalents	$270,577	$291,382
Restricted cash included in prepaid and other	—	5,000
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$270,577	$296,382

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

During the quarter ended June 30, 2018, primarily based on published estimates, which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%, we concluded that Argentina has become a highly inflationary economy. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Local currency monetary assets and liabilities have been remeasured into U.S. dollars using exchange rates as of the latest balance sheet date, with remeasurement adjustments and other transaction gains and losses recognized in net earnings. Our Argentinian operations contributed less than 2% of consolidated net assets and revenues at and for the nine months ended September 30, 2019 and 2018.

ADOPTION OF RECENT ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases, as our accounting for finance leases remained substantially unchanged. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard on January 1, 2019 using a modified retrospective transition, with the effective date method. Under this method, financial results reported in periods prior to 2019 are not recast. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows companies to carry forward their historical lease classification. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The impact of adoption of the standard to previously reported results is shown below.

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

GOODWILL

We believe that the accounting estimates related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires management to make assumptions about the future cash flows for each reporting unit over several years, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to projected revenue growth rates, the terminal growth factor, as well as the discount rate. Actual cash flows in the future may differ significantly from those forecasted.

Management believes goodwill, or the excess purchase price over the fair value of the net assets acquired in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. During the third quarter of 2019, we performed a separate quantitative impairment assessment using the discounted cash flow analysis of the Active Packaging reporting unit, which was formed as a result of the CSP Technologies Acquisition in the third quarter of 2018. We calculated the fair value of the Active Packaging reporting unit and compared it with the associated carrying amount (the “step one” approach”) as of July 1, 2019. Based on this quantitative analysis, the fair value of the reporting unit exceeded the carrying value and therefore no impairment loss was recognized.

RETIREMENT OF COMMON STOCK

During the first nine months of 2019, we repurchased 493 thousand shares of common stock, all of which were returned to treasury stock. During the first nine months of 2018, we repurchased 668 thousand shares of common stock, of which 623 thousand shares were immediately retired. Common stock was reduced by the number of shares retired at $0.01 par value per share. We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

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

NOTE 2 – REVENUE

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, we allocate the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). The majority of our revenues are derived from product and tooling sales; however, we also receive revenues from service, license, exclusivity and royalty arrangements, which collectively are not material to the quarterly and year-to-date results. Revenue by segment and geography for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended September 30, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$188,542	$75,931	$40,261	$23,448	$328,182
Pharma	174,252	78,259	6,366	10,374	269,251
Food + Beverage	28,718	57,307	8,058	9,762	103,845
Total	$391,512	$211,497	$54,685	$43,584	$701,278

	For the Three Months Ended September 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$190,267	$83,353	$44,653	$23,487	$341,760
Pharma	161,733	50,126	6,165	9,491	227,515
Food + Beverage	29,472	47,870	7,476	11,682	96,500
Total	$381,472	$181,349	$58,294	$44,660	$665,775

	For the Nine Months Ended September 30, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$607,316	$236,883	$124,352	$69,370	$1,037,921
Pharma	549,080	226,073	21,100	27,638	823,891
Food + Beverage	92,015	177,587	25,153	31,832	326,587
Total	$1,248,411	$640,543	$170,605	$128,840	$2,188,399

	For the Nine Months Ended September 30, 2018
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$622,184	$252,709	$140,238	$73,338	$1,088,469
Pharma	520,574	132,496	19,229	26,552	698,851
Food + Beverage	90,185	143,005	23,343	35,880	292,413
Total	$1,232,943	$528,210	$182,810	$135,770	$2,079,733

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

The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of	Balance as of	Increase/
	December 31, 2018	September 30, 2019	(Decrease)
Contract asset (current)	$15,858	$19,044	$3,186
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$68,134	$59,500	$(8,634)
Contract liability (long-term)	$11,261	$12,705	$1,444

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $40.9 million, including $22.6 million relating to contract liabilities at the beginning of the year.

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

In certain instances, we offer extended warranties on tools sold to our customers above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2018, $758 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable and Other Liabilities. At September 30, 2019, the unearned amount was $504 thousand. We expect to recognize approximately $49 thousand of the unearned amount during the remainder of 2019, $260 thousand in 2020, and $195 thousand thereafter.

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	September 30,	December 31,
	2019	2018
Raw materials	$111,551	$110,720
Work in process	129,753	131,091
Finished goods	142,187	139,299
Total	$383,491	$381,110

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2018 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$223,933	$359,883	$128,279	$1,615	$713,710
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2018	$223,933	$359,883	$128,279	$—	$712,095
Acquisition	—	28,138	—	—	28,138
Foreign currency exchange effects	(4,994)	(12,876)	(293)	—	(18,163)
Goodwill	$218,939	$375,145	$127,986	$1,615	$723,685
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2019	$218,939	$375,145	$127,986	$—	$722,070

During the third quarter of 2019, we performed a separate quantitative impairment assessment using a discounted cash flow analysis of the Active Packaging reporting unit, which was formed as a result of the CSP Technologies Acquisition in the third quarter of 2018. We calculated the fair value of the Active Packaging reporting unit and compared it with the associated carrying amount (the “step one” approach”) as of July 1, 2019. Based on this quantitative analysis, the fair value of the reporting unit exceeded the carrying value and therefore no impairment loss was recognized.

The table below shows a summary of intangible assets as of September 30, 2019 and December 31, 2018.

		September 30, 2019			December 31, 2018
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	3.0	$5,972	(4,635)	$1,337	$5,427	$(5,294)	$133
Acquired technology	13.4	93,153	(22,856)	70,297	92,389	(18,304)	74,085
Customer relationships	13.9	187,994	(29,336)	158,658	179,597	(20,439)	159,158
Trademarks and trade names	7.2	33,026	(9,564)	23,462	21,243	(5,914)	15,329
License agreements and other	11.0	14,830	(8,872)	5,958	13,852	(7,653)	6,199
Total intangible assets	12.8	$334,975	$(75,263)	$259,712	$312,508	$(57,604)	$254,904

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2019 and 2018 was $7,399 and $4,005, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2019 and 2018 was $19,787 and $9,578, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2019	$7,683	(remaining estimated amortization for 2019)
2020	26,340
2021	25,484
2022	25,247
2023 and thereafter	174,958

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2019.

NOTE 5 – INCOME TAXES

The effective tax rate for the three months ended September 30, 2019 of 31.0% reflects a $2.1 million charge from the increase in the tax rate in France, which is retroactive to the beginning of 2019, offset by a $2.0 million benefit from the excess tax benefits from employee stock-based compensation. The effective tax rate for the three months ended September 30, 2018 of 23.4% was favorably impacted by net tax benefits of $5.0 million from discrete events. This included a $4.5 million benefit from the excess tax benefits from employee stock-based compensation and a $1.9 million benefit related to U.S. tax reform legislation, offset by other discrete charges.

The effective tax rate for the nine months ended September 30, 2019 of 29.4% was favorably impacted by net tax benefits of $4.3 million from discrete events. This consisted of a favorable impact of $13.6 million from the excess tax benefits from employee stock-based compensation offset by, among other items, a $7.0 million charge recognized to record a valuation allowance to properly reflect the realization of recorded deferred tax assets and the $2.1 million charge from the French tax rate increase. The effective tax rate for the nine months ended September 30, 2018 of 25.6% was favorably impacted by net tax benefits of $15.1 million from discrete items. This included a favorable impact of $9.9 million from the excess tax benefits from employee stock-based compensation and a $5.4 million benefit related to U.S. tax reform legislation.

NOTE 6 – DEBT

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. At September 30, 2019, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$19,907	$—	$19,907
Senior unsecured notes 3.2%, due in 2022	75,000	70	74,930
Senior unsecured debts 3.8% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	168,000	428	167,572
Senior unsecured notes 3.5%, due in 2023	125,000	153	124,847
Senior unsecured notes 1.0%, due in 2023	109,005	371	108,634
Senior unsecured notes 3.4%, due in 2024	50,000	66	49,934
Senior unsecured notes 3.5%, due in 2024	100,000	153	99,847
Senior unsecured notes 1.2%, due in 2024	218,010	782	217,228
Senior unsecured notes 3.6%, due in 2025	125,000	181	124,819
Senior unsecured notes 3.6%, due in 2026	125,000	181	124,819
Finance Lease Liabilities	27,557	—	27,557
	$1,142,479	$2,385	$1,140,094
Current maturities of long-term obligations	(64,941)	—	(64,941)
Total long-term obligations	$1,077,538	$2,385	$1,075,153

At December 31, 2018, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 16.00%, due in monthly and annual installments through 2028	$15,531	$—	$15,531
Senior unsecured notes 3.2%, due in 2022	75,000	88	74,912
Senior unsecured debts 4.0% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	224,000	541	223,459
Senior unsecured notes 3.5%, due in 2023	125,000	181	124,819
Senior unsecured notes 1.0%, due in 2023	114,535	432	114,103
Senior unsecured notes 3.4%, due in 2024	50,000	76	49,924
Senior unsecured notes 3.5%, due in 2024	100,000	181	99,819
Senior unsecured notes 1.2%, due in 2024	229,070	904	228,166
Senior unsecured notes 3.6%, due in 2025	125,000	207	124,793
Senior unsecured notes 3.6%, due in 2026	125,000	208	124,792
Capital lease obligations	8,353	—	8,353
	$1,191,489	$2,818	$1,188,671
Current maturities of long-term obligations	(62,678)	—	(62,678)
Total long-term obligations	$1,128,811	$2,818	$1,125,993

Aggregate long-term maturities, excluding finance lease liabilities, due annually from the current balance sheet date for the next five years are $61,085, $61,515, $135,217, $112,121, $494,402 and $250,582 thereafter.

We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. The December 31, 2018 outstanding balance of €69.0 million on the euro-based revolving credit facility was paid in the first quarter of 2019. €27.0 million was utilized as of September 30, 2019. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheet.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2019
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.68 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.07 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

NOTE 7 – LEASE COMMITMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating and finance leases expiring at various dates through the year 2028. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.

Amortization expense related to finance leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and selling research & development and administrative expenses (“SG&A”). Rent expense related to operating leases (including taxes, insurance and maintenance when included in the rent) amounted to $8.3 million and $24.2 million in the three and nine months ended September 30, 2018, respectively, under the old lease accounting standard.

The components of lease expense for the current period were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$6,001	$17,442

Finance lease cost:
Amortization of right-of-use assets	$1,165	$3,041
Interest on lease liabilities	344	984
Total finance lease cost	$1,509	$4,025

Short-term lease and variable lease costs	$1,757	$6,027

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,874
Operating cash flows from finance leases	877
Financing cash flows from finance leases	3,365

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,673
Finance leases	12,401

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$72,481

Accounts payable and accrued liabilities	$16,351
Operating lease liabilities	55,278
Total operating lease liabilities	$71,629

Finance Leases
Property, plant and equipment, gross	$43,042
Accumulated depreciation	(3,125)
Property, plant and equipment, net	$39,917

Current maturities of long-term obligations, net of unamortized debt issuance cost	$3,856
Long-term obligations, net of unamortized debt issuance cost	23,701
Total finance lease liabilities	$27,557

Weighted Average Remaining Lease Term (in years)
Operating leases	6.0
Finance leases	7.1

Weighted Average Discount Rate
Operating leases	5.06%
Finance leases	5.34%

Maturities of lease liabilities as of September 30, 2019, were as follows:

	Operating	Finance
	Leases	Leases
Year 1	$19,113	$5,028
Year 2	15,763	4,470
Year 3	11,167	3,659
Year 4	9,515	2,794
Year 5	7,177	2,340
Thereafter	21,337	17,433
Total lease payments	84,072	35,724
Less imputed interest	(12,443)	(8,167)
Total	$71,629	$27,557

Maturities of lease liabilities as of December 31, 2018 under the old lease accounting standard were as follows:

	Operating	Capital
	Leases	Leases
Year 1	$26,512	$1,828
Year 2	21,386	1,653
Year 3	16,529	1,546
Year 4	12,549	1,160
Year 5	10,225	880
Thereafter	21,932	3,827
Total lease payments	$109,133	10,894
Less imputed interest		(2,541)
Present value of future lease payments		$8,353

As of September 30, 2019, we have additional operating and finance leases, primarily for buildings, that have not yet commenced of $3.8 million. These operating and finance leases will commence in years 2019 and 2020 with lease terms of 3 to 10 years.

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2019	2018	2019	2018
Service cost	$2,772	$2,853	$1,429	$1,457
Interest cost	1,845	1,713	491	445
Expected return on plan assets	(3,095)	(2,803)	(581)	(645)
Amortization of net loss	490	1,214	356	422
Amortization of prior service cost	—	—	111	122
Net periodic benefit cost	$2,012	$2,977	$1,806	$1,801

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2019	2018	2019	2018
Service cost	$8,320	$8,546	$4,334	$4,479
Interest cost	5,536	5,139	1,487	1,374
Expected return on plan assets	(9,284)	(8,409)	(1,759)	(1,982)
Amortization of net loss	1,468	3,642	1,078	1,301
Amortization of prior service cost	—	—	337	376
Net periodic benefit cost	$6,040	$8,918	$5,477	$5,548

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

Although we have no minimum funding requirement, we contributed $365 thousand to our domestic defined benefit plans during the nine months ended September 30, 2019 and do not expect additional significant contributions during 2019. We expect to contribute approximately $4.3 million to our foreign defined benefit plans in 2019, and as of September 30, 2019, we have contributed approximately $1.5 million of that amount.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)
Other comprehensive (loss) income before reclassifications	(53,141)	—	12,507	(40,634)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,032	(11,444)	(7,412)
Net current-period other comprehensive (loss) income	(53,141)	4,032	1,063	(48,046)
Balance - September 30, 2018	$(238,644)	$(60,563)	$(2,141)	$(301,348)

Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive (loss) income before reclassifications	(42,725)	—	11,806	(30,919)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,150	(12,399)	(10,249)
Net current-period other comprehensive (loss) income	(42,725)	2,150	(593)	(41,168)
Balance - September 30, 2019	$(291,126)	$(58,313)	$(2,233)	$(351,672)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended September 30,	2019	2018

Defined Benefit Pension Plans
Amortization of net loss	$846	$1,636	(1)
Amortization of prior service cost	111	122	(1)
	957	1,758	Total before tax
	(244)	(425)	Tax benefit
	$713	$1,333	Net of tax
Derivatives
Changes in treasury locks	$—	$4	Interest Expense
Changes in cross currency swap: interest component	(1,309)	(1,337)	Interest Expense
Changes in cross currency swap: foreign exchange component	(6,491)	(2,131)	Miscellaneous, net
	(7,800)	(3,464)	Total before tax
	—	588	Tax benefit
	$(7,800)	$(2,876)	Net of tax
Total reclassifications for the period	$(7,087)	$(1,543)

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Nine Months Ended September 30,	2019	2018

Defined Benefit Pension Plans
Amortization of net loss	$2,546	$4,943	(1)
Amortization of prior service cost	337	376	(1)
	2,883	5,319	Total before tax
	(733)	(1,287)	Tax benefit
	$2,150	$4,032	Net of tax
Derivatives
Changes in treasury locks	$—	$26	Interest Expense
Changes in cross currency swap: interest component	(4,315)	(3,824)	Interest Expense
Changes in cross currency swap: foreign exchange component	(8,084)	(9,984)	Miscellaneous, net
	(12,399)	(13,782)	Total before tax
	—	2,338	Tax benefit
	$(12,399)	$(11,444)	Net of tax
Total reclassifications for the period	$(10,249)	$(7,412)
(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax. See Note 8 – Retirement and Deferred Compensation Plans for additional details.

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

For derivative instruments designated as hedges, we formally document the nature and relationships between the hedging instruments and the hedged items, as well as the risk management objectives, strategies for undertaking the various hedge transactions, and the method of assessing hedge effectiveness at inception. Quarterly thereafter, we formally assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Additionally, in order to designate any derivative instrument as a hedge of an anticipated transaction, the significant characteristics and expected terms of any anticipated transaction must be specifically identified, and it must be probable that the anticipated transaction will occur. All derivative financial instruments used as hedges are recorded at fair value in the Condensed Consolidated Balance Sheets. See Note 11 - Fair Value for additional details.

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

During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a cross currency swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $2.2 million of loss is included in accumulated other comprehensive loss at September 30, 2019. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at September 30, 2019 is $4.2 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of September 30, 2019, the fair values of the cross currency swap were a $6.7 million asset. The swap contract expires on July 20, 2022.

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

OTHER

As of September 30, 2019, we have recorded the fair value of foreign currency forward exchange contracts of $38 thousand in prepaid and other and $0.6 million in accounts payable and accrued liabilities on the balance sheet. All forward exchange contracts outstanding as of September 30, 2019 had an aggregate notional contract amount of $43.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018

		September 30, 2019		December 31, 2018
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$38	$—	$259
Cross Currency Swap Contract (1)	Prepaid and other	6,673	—	—	—
		$6,673	$38	$—	$259

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$—	$597	$—	$331
Cross Currency Swap Contract (1)	Accounts payable and accrued liabilities	—	—	1,040	—
		$—	$597	$1,040	$331
(1)	This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Quarters Ended September 30, 2019 and 2018

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2019	2018		2019	2018
Cross currency swap contract:
Interest component	$1,586	$(68)	Interest expense	$1,309	$1,337	$(8,898)
Foreign exchange component	6,491	2,131	Miscellaneous, net	6,491	2,131	(269)
	$8,077	$2,063		$7,800	$3,468

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019 and 2018

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2019	2018		2019	2018
Cross currency swap contract:
Interest component	$4,058	$5,084	Interest expense	$4,315	$3,824	$(26,868)
Foreign exchange component	8,084	9,984	Miscellaneous, net	8,084	9,984	148
	$12,142	$15,068		$12,399	$13,808

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Quarters Ended September 30, 2019 and 2018

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2019	2018
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(15)	$(1,011)
		$(15)	$(1,011)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2019 and 2018

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2019	2018
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(529)	$102
		$(529)	$102

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
September 30, 2019
Derivative Assets	$6,711	—	$6,711	—	—	$6,711
Total Assets	$6,711	—	$6,711	—	—	$6,711

Derivative Liabilities	$597	—	$597	—	—	$597
Total Liabilities	$597	—	$597	—	—	$597

December 31, 2018
Derivative Assets	$259	—	$259	—	—	$259
Total Assets	$259	—	$259	—	—	$259

Derivative Liabilities	$1,371	—	$1,371	—	—	$1,371
Total Liabilities	$1,371	—	$1,371	—	—	$1,371

NOTE 11 – FAIR VALUE

Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
●	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2019, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$38	$—	$38	$—
Cross currency swap contract (1)	6,673	—	6,673	—
Total assets at fair value	$6,711	$—	$6,711	$—
Liabilities
Foreign exchange contracts (1)	$597	$—	$597	$—
Contingent consideration obligation	3,000	—	—	3,000
Total liabilities at fair value	$3,597	$—	$597	$3,000

As of December 31, 2018, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$259	$—	$259	$—
Total assets at fair value	$259	$—	$259	$—
Liabilities
Foreign exchange contracts (1)	$331	$—	$331	$—
Cross currency swap contract (1)	1,040	—	1,040	—
Total liabilities at fair value	$1,371	$—	$1,371	$—
(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of September 30, 2019 and December 31, 2018. As discussed in Note 18 – Acquisitions, we have a contingent consideration obligation to the selling equityholder of Gateway Analytical LLC (“Gateway”) in connection with the Gateway Acquisition (as defined herein) based on 2020 and 2022 performance targets defined in the purchase agreement. We consider this a Level 3 liability and on a quarterly basis we assess the projected results for the acquired business in comparison to the earnout targets and adjust the liability accordingly.

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

Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2019 and December 31, 2018.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at our facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems. The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations. In March 2017, we reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB. Based upon our best estimate, we recorded a reserve of $1.5 million (operating expense) in the first quarter of 2017 related to this contingency. For the nine months ended September 30, 2019, we have paid approximately $0.6 million and made adjustments to the accrual based on our future anticipated expenditures. As of September 30, 2019, our outstanding reserve is $0.5 million. The ultimate loss associated with this environmental contingency is subject to the investigation and ongoing review of the CETESB. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.

In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. During the first quarter of 2019, we received a favorable court decision of $2.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $1.7 million and $1.0 million was recognized as interest income. During the fourth quarter of 2018, we recorded an amount of $631 thousand based on the favorable court decision. If the Judicial Court grants full retrospective recovery, we estimate remaining potential recoveries of approximately $10 million, including interest. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter. However, we anticipate decisions on our remaining claims in 2020.

NOTE 13 – STOCK REPURCHASE PROGRAM

On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and nine months ended September 30, 2019, we repurchased approximately 300 thousand and 493 thousand shares for approximately $35.8 million and $54.9 million, respectively. During the nine months ended September 30, 2018, we repurchased approximately 668 thousand shares for approximately $61.7 million. We did not repurchase any shares during the quarter ended September 30, 2018. As of September 30, 2019, there was $310.1 million of authorized share repurchases available to us.

NOTE 14 – STOCK-BASED COMPENSATION

Historically we have issued stock options and restricted stock units (“RSUs”), which consisted of time-based and performance-based awards, to employees under stock awards plans approved by stockholders. Beginning in 2019, we no longer issue stock options to employees. In addition, RSUs are issued to non-employee directors under a Restricted Stock Unit Award Agreement for Directors pursuant to the Company’s 2018 Equity Incentive Plan. Previously, non-employee directors were issued stock options under a Director Stock Option Plan. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant.

RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met. Performance-based RSUs have one of two vesting conditions: (1) based on our internal financial performance metrics and (2) based on our total shareholder return (“TSR”) relative to total shareholder returns of an industrial peer group. At the time of vesting, the vested shares of common stock are issued in the employee’s name. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). RSUs granted to directors are only time-based and generally vest over one year.

Compensation expense attributable to employee stock options for the first nine months of 2019 was approximately $4.4 million ($3.6 million after tax). Approximately $3.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense attributable to stock options for the first nine months of 2018 was approximately $8.9 million ($6.9 million after tax). Approximately $7.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. The reduction in stock option expense is due to our move to RSUs as discussed above.

For stock option grants, we used historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans was $14.82 per share during the first nine months of 2018. This value was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Nine Months Ended September 30,	2018
Dividend Yield	1.5%
Expected Stock Price Volatility	14.2%
Risk-free Interest Rate	2.8%
Expected Life of Option (years)	6.6

A summary of option activity under our stock plans during the nine months ended September 30, 2019 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2019	6,761,055	$65.76	155,200	$58.13
Granted	—	—	—	—
Exercised	(1,382,639)	57.24	(14,200)	62.33
Forfeited or expired	(131,067)	71.67	—	—
Outstanding at September 30, 2019	5,247,349	$67.96	141,000	$57.71
Exercisable at September 30, 2019	4,464,502	$65.61	141,000	$57.71
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2019	5.6		3.3
Exercisable at September 30, 2019	5.1		3.3
Aggregate Intrinsic Value:
Outstanding at September 30, 2019	$263,304		$8,508
Exercisable at September 30, 2019	$234,118		$8,508
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2019	$76,797		$722
September 30, 2018	$62,895		$2,187

The grant date fair value of options vested during the nine months ended September 30, 2019 and 2018 was $12.2 million and $16.5 million, respectively. Cash received from option exercises was approximately $81.8 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $17.2 million in the nine months ended September 30, 2019. As of September 30, 2019, the remaining valuation of stock option awards to be expensed in future periods was $3.8 million and the related weighted-average period over which it is expected to be recognized is 1.0 year.

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

Nine Months Ended September 30,	2019	2018
Fair value per stock award	$134.97	$128.70
Grant date stock price	$104.51	$89.42
Assumptions:
Aptar's stock price expected volatility	16.50%	12.30%
Expected average volatility of peer companies	31.90%	27.50%
Correlation assumption	37.40%	20.20%
Risk-free interest rate	2.19%	2.42%
Dividend yield assumption	1.30%	1.43%

A summary of RSU activity as of September 30, 2019 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2019	261,487	$91.78	69,990	$111.55
Granted	173,333	92.63	123,246	119.35
Vested	(46,912)	87.38	—	—
Forfeited	(22,613)	98.82	(9,237)	117.45
Nonvested at September 30, 2019	365,295	$92.32	183,999	$117.34

Included in the September 30, 2019 time-based RSUs are 11,490 units granted to non-employee directors and 14,257 units vested related to non-employee directors.

Compensation expense recorded attributable to RSUs for the first nine months of 2019 and 2018 was approximately $13.7 million and $5.9 million, respectively. The actual tax benefit realized for the tax deduction from RSUs was approximately $719 thousand in the nine months ended September 30, 2019. The fair value of units vested during the nine months ended September 30, 2019 and 2018 was $4.1 million and $2.6 million, respectively. The intrinsic value of units vested during the nine months ended September 30, 2019 and 2018 was $4.9 million and $3.1 million, respectively. As of September 30, 2019, there was $32.3 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.3 years.

During 2017, we provided a long-term incentive program for certain employees. Each award is based on the cumulative TSR of our common stock during a three-year performance period compared to a peer group. The total expected expense related to this program for awards outstanding as of September 30, 2019 is approximately $3.0 million, of which $789 thousand and $1.0 million was recognized in the first nine months of 2019 and 2018, respectively.

NOTE 15 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$56,750	$56,750	$38,996	$38,996

Average equivalent shares
Shares of common stock	64,010	64,010	62,378	62,378
Effect of dilutive stock-based compensation
Stock options	2,367	—	2,659	—
Restricted stock	325	—	92	—
Total average equivalent shares	66,702	64,010	65,129	62,378
Net income per share	$0.85	$0.89	$0.60	$0.63

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$193,669	$193,669	$154,071	$154,071

Average equivalent shares
Shares of common stock	63,485	63,485	62,304	62,304
Effect of dilutive stock-based compensation
Stock options	2,425	—	2,440	—
Restricted stock	253	—	78	—
Total average equivalent shares	66,163	63,485	64,822	62,304
Net income per share	$2.93	$3.05	$2.38	$2.47

NOTE 16 – SEGMENT INFORMATION

We are organized into three reporting segments. Our Beauty + Home segment sells to the personal care, beauty and home care markets. Our Pharma segment serves customers in the prescription drug, consumer health care, injectables and active packaging markets. Our Food + Beverage segment sells to the food and beverage markets.

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

Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Sales:
Beauty + Home	$333,870	$346,040	$1,056,626	$1,103,664
Pharma	271,608	227,691	830,679	699,105
Food + Beverage	104,458	97,297	328,280	294,362
Total Sales	709,936	671,028	$2,215,585	$2,097,131
Less: Intersegment Sales:
Beauty + Home	$5,688	$4,280	$18,705	$15,195
Pharma	2,357	176	6,788	254
Food + Beverage	613	797	1,693	1,949
Total Intersegment Sales	$8,658	$5,253	$27,186	$17,398
Net Sales:
Beauty + Home	$328,182	$341,760	$1,037,921	$1,088,469
Pharma	269,251	227,515	823,891	698,851
Food + Beverage	103,845	96,500	326,587	292,413
Net Sales	$701,278	$665,775	$2,188,399	$2,079,733
Adjusted EBITDA:
Beauty + Home	$41,475	$42,174	$143,411	$141,155
Pharma	96,546	84,516	295,553	250,709
Food + Beverage	18,728	15,482	56,363	46,284
Corporate & Other, unallocated	(9,943)	(7,954)	(33,328)	(28,576)
Acquisition-related costs (1)	(1,355)	(10,369)	(2,636)	(12,932)
Restructuring Initiatives (2)	(6,019)	(23,852)	(17,286)	(48,002)
Depreciation and amortization	(49,218)	(41,857)	(144,574)	(123,133)
Interest Expense	(8,898)	(8,735)	(26,868)	(24,754)
Interest Income	957	1,537	3,738	6,306
Income before Income Taxes	$82,273	$50,942	$274,373	$207,057
(1)	Acquisition-related costs include transaction costs and purchase accounting adjustments related to inventory and backlog for acquisitions (see Note 18 – Acquisitions for further details).
(2)	Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2019 and 2018 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring Initiatives by Segment
Beauty + Home	$5,341	$18,854	$14,869	$38,501
Pharma	168	2,008	381	3,596
Food + Beverage	204	2,638	826	4,307
Corporate & Other	306	352	1,210	1,598
Total Restructuring Initiatives	$6,019	$23,852	$17,286	$48,002

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

Losses related to the fire of $3.2 million and $14.1 million were incurred during the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2019, we received insurance proceeds of $3.4 million, and have no insurance receivable as of September 30, 2019. The final settlement continues to be negotiated. In many cases, our insurance coverage exceeds the amount of our recognized losses. However, no gain contingencies were recognized during the three and nine months ended September 30, 2019 as our ability to realize those gains remains uncertain. During the three and nine months ended September 30, 2019, profitability was not impacted. Profitability was negatively impacted by $1.5 million and $4.4 million during the three and nine months ended September 30, 2018, respectively. These 2018 losses negatively impacted the Beauty + Home and Pharma segments.

NOTE 18 – ACQUISITIONS

On August 2, 2019, we completed our asset acquisition (the “Bapco Acquisition”) of the remaining 80% ownership interest in the capital stock of Bapco Closures Holdings Limited (“Bapco”), for $3.8 million (net of $2.9 million of cash acquired). The 20% ownership investment previously held in Bapco is now included within the intangible assets acquired. Bapco, located in Horesell, UK, provides innovative closures sealing technology that provides package integrity and tamper evidence. The results of Bapco’s operations have been included in the Condensed Consolidated Financial Statements within our Food + Beverage segment since the date of acquisition.

During August 2019, we also invested an aggregate amount of $3.5 million in two preferred equity investments that are accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no indications of impairment nor were there any changes from observable price changes noted in the three months ended September 30, 2019.

On June 5, 2019, we completed our acquisition (the “Nanopharm Acquisition”) of all of the outstanding capital stock of Nanopharm Ltd. (“Nanopharm”). Nanopharm, located in Newport, UK, is a science-driven, leading provider of orally inhaled and nasal drug product design and development services. The purchase price was approximately $38.1 million (net of $1.8 million of cash acquired) and was funded by cash on hand. The results of Nanopharm’s operations have been included in the Condensed Consolidated Financial Statements within our Pharma segment since the date of acquisition. We are in the process of finalizing purchase accounting.

On May 31, 2019, we completed our acquisition (the “Gateway Acquisition”) of all of the outstanding equity interests of Gateway Analytical LLC (“Gateway”). Gateway, located in Gibsonia, PA, provides industry-leading particulate detection and predictive analytical services to customers developing injectable medicines. The purchase price was approximately $7.0 million and was funded by cash on hand. As part of the Gateway Acquisition, we are also obligated to pay to the selling equityholder of Gateway certain contingent consideration based on 2020 and 2022 performance targets defined in the purchase agreement. Based on projections as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $3.0 million. We are in the process of finalizing purchase accounting. The results of Gateway’s operations have been included in the Condensed Consolidated Financial Statements within our Pharma segment since the date of acquisition.

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

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Net Sales	$687,201	$2,172,737
Net Income Attributable to AptarGroup Inc.	48,034	158,527
Net Income per common share — basic	0.77	2.54
Net Income per common share — diluted	0.74	2.45

On May 1, 2018, we acquired 100% of the common stock of Reboul SAS (“Reboul”), a French manufacturer specializing in stamping, decorating and assembling metal and plastic packaging for the cosmetics and luxury markets, for a purchase price of approximately $3.6 million (net of $112 thousand of cash acquired). The results of Reboul’s operations have been included in the Condensed Consolidated Financial Statements within our Beauty + Home segment since the date of acquisition.

In May 2018, we invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, doing business as Propeller Health (“Reciprocal Labs”), which was accounted for at cost. No impairment charges were recorded during 2018 or 2019 against this investment. During the fourth quarter of 2018, we recorded a gain of approximately $6.5 million by adjusting the carrying amount to its expected proceeds as this investment was ultimately sold during January 2019.

NOTE 19 – RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three and nine months ended September 30, 2019, we recognized $6.0 million and $17.3 million of restructuring costs related to this plan, respectively. For the three and nine months ended September 30, 2018, we recognized $23.9 million and $48.0 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $90 million over three years, including costs that have been recognized to date. The cumulative expense incurred as of September 30, 2019 was $83.3 million. We also anticipate making capital investments related to the transformation plan of approximately $50 million, of which $32 million has been incurred to date.

As of September 30, 2019 we have recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Nine Months		Interest and	Reserve at
	12/31/2018	Ended 9/30/2019	Cash Paid	FX Impact	9/30/2019
Employee severance	$3,934	$7,566	$(4,023)	$(258)	$7,219
Professional fees and other costs	11,101	9,720	(18,958)	(71)	1,792
Totals	$15,035	$17,286	$(22,981)	$(329)	$9,011

NOTE 20 – SUBSEQUENT EVENTS

Subsequent to the quarter end, on October 1, 2019 we entered into a strategic definitive agreement to acquire 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY, (collectively referred to as “BTY”), contingent on settlement date of the transaction. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years subsequent to the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. The transaction, which is expected to close by the end of 2019 or early 2020, is subject to customary regulatory approvals and other customary closing conditions and the purchase will be funded with available cash on hand and/or borrowings under our revolving credit facilities.

Subsequent to the quarter end, on October 31, 2019 we acquired 100% of the equity interests of Noble International Inc., Genia Medical, Inc. and JBCB Holdings, LLC (collectively referred to as “Noble”), for approximately $62 million. Noble, based in Orlando, FL, is a leading provider in developing patient-centric advanced drug delivery system training devices including autoinjector, prefilled syringe, onbody and respiratory devices for the world’s leading biopharmaceutical companies and original equipment manufacturers. The purchase agreement also provides an earn-out provision providing for the payment of up to $31.3 million based on Noble’s financial performance during a 5 year measurement period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.3	65.4	63.2	65.2
Selling, research & development and administrative	15.9	15.5	15.8	15.5
Depreciation and amortization	7.0	6.3	6.6	5.9
Restructuring initiatives	0.9	3.6	0.8	2.3
Operating income	12.9	9.2	13.6	11.1
Other expense	(1.2)	(1.5)	(1.1)	(1.1)
Income before income taxes	11.7	7.7	12.5	10.0
Net Income	8.1	5.9	8.9	7.4
Effective tax rate	31.0%	23.4%	29.4%	25.6%
Adjusted EBITDA margin (1)	20.9%	20.2%	21.1%	19.7%
(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 36.

NET SALES

We reported net sales of $701.3 million for the quarter ended September 30, 2019, which represents a 5% increase compared to $665.8 million reported during the third quarter of 2018. The average U.S. dollar exchange rate strengthened compared to most major currencies we operate in, resulting in a negative currency translation impact of 3%. The acquisitions of CSP Technologies, Gateway and Nanopharm positively impacted sales by 4%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 4% in the third quarter of 2019 compared to the third quarter of 2018. The consolidated core sales growth was primarily driven by strong demand for our drug delivery devices and components for injectable medicines produced by our Pharma segment. Our Food + Beverage segment also realized moderate core sales growth despite the negative effects of our pass-through of lower resin costs to our customers. Our Beauty + Home segment experienced volume declines in certain markets that resulted in a slight decrease in core sales. On a consolidated basis, an increase in tooling sales of $4.1 million in the Pharma segment was offset by the negative effect of $3.1 million related to the pass-through of lower resin prices to our customers.

Third Quarter 2019	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(1)%	13%	2%	4%
Acquisitions	—%	9%	8%	4%
Currency Effects (1)	(3)%	(4)%	(2)%	(3)%
Total Reported Net Sales Growth	(4)%	18%	8%	5%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

For the first nine months of 2019, we reported net sales of $2.2 billion, 5% above the first nine months of 2018 reported net sales of $2.1 billion. The average U.S. dollar exchange rate strengthened compared to all major currencies we operate in, resulting in a negative currency translation impact of 5%. The acquisitions of CSP Technologies, Reboul, Gateway and Nanopharm positively impacted sales by 5%. Core sales for the first nine months of 2019 increased 5% compared to the first nine months of 2018 as our Pharma and Food + Beverage segments reported strong growth over the first nine months of 2018. Core sales were negatively impacted by lower tooling sales of $6.8 million for the first nine months of 2019 compared to the same period in the prior year, primarily in our Beauty + Home segment.

Nine Months Ended September 30, 2019	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	—%	12%	5%	5%
Acquisitions	—%	12%	10%	5%
Currency Effects (1)	(5)%	(6)%	(3)%	(5)%
Total Reported Net Sales Growth	(5)%	18%	12%	5%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total

Domestic	$211,497	30%	$181,349	27%	$640,543	29%	$528,210	25%
Europe	391,512	56%	381,472	57%	1,248,411	57%	1,232,943	59%
Latin America	54,685	8%	58,294	9%	170,605	8%	182,810	9%
Asia	43,584	6%	44,660	7%	128,840	6%	135,770	7%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Cost of sales (“COS”) as a percent of net sales decreased to 63.3% in the third quarter of 2019 compared to 65.4% in the third quarter of 2018. Our COS percentage was positively impacted by our mix of business and lower material costs. The mix of business positively impacted results as the sales growth of our higher margin Pharma products was greater than the sales growth of products in the other two segments. We also realized lower raw material input costs in the quarter and the associated positive impact from the timing of passing through resin cost reductions to our customers.

Cost of sales as a percent of net sales decreased to 63.2% in the first nine months of 2019 compared to 65.2% in the same period a year ago. As mentioned above, our COS was favorably impacted by the mix of Pharma business and the timing of resin pass-throughs to our customers. We also recognized lower custom tooling sales in the first nine months of 2019 compared to the prior year period. Sales of custom tooling typically generates lower margins than product sales, so lower tooling sales positively impacts cost of sales as a percentage of sales.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Selling, research & development and administrative expenses (“SG&A”) increased by approximately $8.0 million to $111.6 million in the third quarter of 2019 compared to $103.6 million during the same period in 2018. Excluding changes in foreign currency rates, SG&A increased by approximately $10.6 million in the quarter. The increase is mainly due to $5.0 million of incremental operational costs during the third quarter of 2019 related to our acquired companies. We also recognized increases in professional fees and higher personnel costs in accordance with our growth strategy. SG&A as a percentage of net sales increased to 15.9% compared to 15.5% in the same period of the prior year due to the cost increases mentioned above.

SG&A increased by $23.4 million to $346.5 million in the first nine months of 2019 compared to $323.1 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $37.2 million in the first nine months of 2019 compared to the first nine months of 2018. As discussed above, the increase is related to $18.0 million of incremental costs from our acquired companies along with higher professional fees and personnel costs to implement our growth strategy. SG&A as a percentage of net sales increased to 15.8% compared to 15.5% in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $7.3 million to $49.2 million in the third quarter of 2019 compared to $41.9 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $8.5 million in the quarter compared to the same period a year ago. This increase is mainly due to $5.1 million of incremental costs related to our acquisitions. We also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.0% in the third quarter of 2019 compared to 6.3% in the same period of the prior year primarily due to the incremental increase in expenses noted above.

For the first nine months of 2019, reported depreciation and amortization expenses increased by approximately $21.4 million compared to the first nine months of 2018. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $26.9 million compared to the same period a year ago. As discussed above, this increase is mainly due to $17.9 million of incremental costs from our acquisitions and increased capital spending in the prior and current year to support the growth in our business. Depreciation and amortization as a percentage of net sales increased to 6.6% in the first nine months of 2019 compared to 5.9% in the same period of the prior year.

RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. Restructuring costs related to this plan for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring Initiatives by Segment
Beauty + Home	$5,341	$18,854	$14,869	$38,501
Pharma	168	2,008	381	3,596
Food + Beverage	204	2,638	826	4,307
Corporate & Other	306	352	1,210	1,598
Total Restructuring Initiatives	$6,019	$23,852	$17,286	$48,002

We estimate total implementation costs of approximately $90 million over three years, including costs that have been recognized to date. We expect most of these costs to be incurred by the end of 2019. We also anticipate making capital investments related to the business transformation of approximately $50 million, of which $32 million has been incurred to date. Based on our ongoing restructuring initiatives, we are progressing towards our initial target of $80 million annualized incremental EBITDA by the end of 2020, principally within the Beauty + Home segment. Ongoing changes in customer and vendor negotiations, material indices, macro-economic trends and other factors subsequent to our initial restructuring initiatives may impact the consolidated net benefits from these initiatives.

OPERATING INCOME

Operating income increased approximately $29.1 million in the third quarter of 2019 compared to the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $32.4 million in the quarter compared to the same period a year ago. We incurred lower restructuring costs and realized improved margins related to our acquisitions in the third quarter of 2019 compared to the prior year period. Additionally, this increase is partly due to the shift in product sales to our more profitable Pharma products, thus leading to a lower cost of sales. Operating income as a percentage of net sales increased to 12.9% in the third quarter of 2019 compared to 9.2% for the same period in the prior year due to these improvements.

Operating income increased approximately $67.2 million to $297.2 million in the first nine months of 2019 compared to $230.0 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $81.8 million in the first nine months of 2019 compared to the same period a year ago. As discussed above, this increase is due to improvements in gross margin due to the change in our sales mix along with incremental margins associated with our acquisitions and lower restructuring costs reported during the first nine months of 2019. Operating income as a percentage of net sales increased to 13.6% in the first nine months of 2019 compared to 11.1% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the third quarter of 2019 decreased $2.2 million to $8.0 million from $10.2 million in the same period of the prior year. For 2019, miscellaneous expenses decreased by approximately $2.7 million as a result of lower volatility in our forward contracts during 2019 compared to 2018.

Net other expenses for the nine months ended September 30, 2019 decreased slightly to $22.8 million from $23.0 million in the same period of the prior year. For 2019, miscellaneous expenses decreased $4.5 million due to lower volatility in our forward contracts, while net interest expense increased by approximately $4.7 million as a result of the CSP Technologies acquisition during the third quarter of 2018.

EFFECTIVE TAX RATE

The effective tax rate for the three months ended September 30, 2019 of 31.0% reflects a $2.1 million charge from the increase in the tax rate in France, which is retroactive to the beginning of 2019, offset by a $2.0 million benefit from the excess tax benefits from employee stock-based compensation. The effective tax rate for the three months ended September 30, 2018 of 23.4% was favorably impacted by net tax benefits of $5.0 million from discrete events. This included a $4.5 million benefit from the excess tax benefits from employee stock-based compensation and a $1.9 million benefit related to U.S. tax reform legislation, offset by other discrete charges.

The effective tax rate for the nine months ended September 30, 2019 of 29.4% was favorably impacted by net tax benefits of $4.3 million from discrete events. This consisted of a favorable impact of $13.6 million from the excess tax benefits from employee stock-based compensation offset by, among other items, a $7.0 million charge recognized to record a valuation allowance to properly reflect the realization of recorded deferred tax assets and the $2.1 million charge from the French tax rate increase. The effective tax rate for the nine months ended September 30, 2018 of 25.6% was favorably impacted by net tax benefits of $15.1 million from discrete items. This included a favorable impact of $10.5 million from the excess tax benefits from employee stock-based compensation and a $5.3 million benefit related to U.S. tax reform legislation.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $56.8 million and $193.7 million in the three and nine months ended September 30, 2019, respectively, compared to $39.0 million and $154.1 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$328,182	$341,760	$1,037,921	$1,088,469
Adjusted EBITDA (1)	41,475	42,174	143,411	141,155
Adjusted EBITDA margin (1)	12.6%	12.3%	13.8%	13.0%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 36.

Reported sales for the quarter ended September 30, 2019 decreased 4% to $328.2 million compared to $341.8 million in the third quarter of the prior year. Changes in currency rates negatively impacted net sales by 3%. Therefore, core sales decreased 1% in the third quarter of 2019 compared to the same quarter of the prior year. The majority of this decrease is due to reduced demand from the personal care market and a $1.5 million reduction of sales due to the pass-through of lower resin prices to our customers. Core sales to the personal care market decreased 8%. The decrease is mostly related to a general softening of demand across most of our major applications, especially body care and hair care products, as political and economic uncertainties are leading to some customer destocking. Core sales of our products to the beauty market increased 5% on strong growth in skin care and fragrance dispensing systems, primarily driven by the Chinese luxury market and retail travel. Higher sales of our products used on insecticide applications drove the 4% core sales growth in the home care market.

Third Quarter 2019	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(8)%	5%	4%	(1)%
Acquisitions	—%	—%	—%	—%
Currency Effects (1)	(2)%	(3)%	(2)%	(3)%
Total Reported Net Sales Growth	(10)%	2%	2%	(4)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Reported sales decreased 5% in the first nine months of 2019 to $1.0 billion compared to $1.1 billion in the first nine months of the prior year. Changes in currency rates negatively impacted net sales by 5%. Core sales were flat for the first nine months of 2019 compared to the same period in the prior year. Core sales to the personal care market were down 5% due to general softness in demand noted above and lower product and tooling sales related to large product launch for a specific North America customer during the second quarter of 2018. Consistent with the quarter results, sales were higher across the other two markets as beauty and home care increased by 5% and 4%, respectively, over the prior year period. Strong sales across all applications drove the strong results in the beauty market, while higher product and tooling sales used on air care and insecticide applications drove the improvements in the home care market.

Nine Months Ended September 30, 2019	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(5)%	5%	4%	—%
Acquisitions	—%	1%	—%	—%
Currency Effects (1)	(4)%	(6)%	(4)%	(5)%
Total Reported Net Sales Growth	(9)%	—%	—%	(5)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2019 decreased 2% to $41.5 million compared to $42.2 million reported in the same period in the prior year. During the third quarter of 2019, we experienced favorable material cost impacts due to lower raw material input costs and the associated positive impact from the timing delay of passing through resin cost to our customers.  We also realized improved profitability on our tooling projects, but this was not enough to overcome the soft demand from our personal care customers.

Adjusted EBITDA in the first nine months of 2019 increased 2% to $143.4 million compared to $141.2 million reported in the same period in the prior year. Targeted price increases and favorable material cost impacts discussed above were able to offset pockets of softening sales and manufacturing headwinds at certain facilities.

PHARMA SEGMENT

Operations that sell drug delivery, sealing and active packaging solutions primarily to the prescription drug, consumer health care, injectables and active packaging markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$269,251	$227,515	$823,891	$698,851
Adjusted EBITDA (1)	96,546	84,516	295,553	250,709
Adjusted EBITDA margin (1)	35.9%	37.1%	35.9%	35.9%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 36.

Net sales for the Pharma segment increased 18% in the third quarter of 2019 to $269.3 million compared to $227.5 million in the third quarter of 2018. Changes in currencies negatively affected net sales by 4% while our acquisitions of CSP Technologies, Gateway and Nanopharm positively impacted sales by 9% in the third quarter of 2019. Therefore, core sales increased by 13% in the third quarter of 2019 compared to the third quarter of 2018. Core sales to the prescription drug market were particularly strong and increased 17% mainly driven by increased demand for our innovative drug delivery systems for allergic rhinitis, central nervous system and asthma. Core sales to the consumer health care market increased 3% as increased demand for our products used on nasal saline and eye care treatments more than compensated for some softness in demand for our cough & cold and nasal decongestant products. Core sales grew 12% to the injectables market from increased demand across a variety of components. Active packaging core sales comparisons are for the one month ended September 30 since our acquisition of CSP Technologies was at the end of August 2018. The increase is mostly due to strong sales of our products used for diabetes related products.

Third Quarter 2019	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	17%	3%	12%	19%	13%
Acquisitions	2%	—%	5%	186%	9%
Currency Effects (1)	(4)%	(3)%	(4)%	(7)%	(4)%
Total Reported Net Sales Growth	15%	—%	13%	198%	18%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2019 increased by 18% to $823.9 million compared to $698.9 million in the first nine months of 2018. Changes in currencies negatively affected net sales by 6% while our acquisitions of CSP Technologies, Nanopharm and Gateway positively impacted sales by 12% in the first nine months of 2019. Therefore, core sales increased 12% in the first nine months of 2019 compared to the same period in the prior year. As discussed above, the prescription drug market core sales increase of 18% was mainly driven by strong demand for our products sold for central nervous system and allergic rhinitis treatments. We also benefitted from the realization of $1.8 million of revenue for achieving a development milestone related to a customer project. Core sales to the consumer health care market increased 6% as increased demand for our products used on eye care and nasal saline treatments more than offset lower tooling sales. Core sales of our products to the injectables markets grew 6% due to increased demand across a variety of components. Active packaging core sales comparisons are for the one month ended September 30 since our acquisition of CSP Technologies was at the end of August 2018. The increase is mostly due to strong sales of our products used for diabetes treatment and favorable timing of some of our customer orders.

Nine Months Ended September 30, 2019	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	18%	6%	6%	19%	12%
Acquisitions	1%	—%	2%	805%	12%
Currency Effects (1)	(6)%	(7)%	(6)%	(21)%	(6)%
Total Reported Net Sales Growth	13%	(1)%	2%	803%	18%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2019 increased 14% to $96.5 million compared to $84.5 million reported in the same period of the prior year. The strong product sales growth discussed above along with incremental profit related to our acquisitions led to the increase in reported results for the third quarter of 2019 compared to the third quarter of 2018.

Adjusted EBITDA in the first nine months of 2019 increased 18% to $295.6 million compared to $250.7 million reported in the same period of the prior year. The increased sales and results of acquisitions discussed above offset higher overhead costs and lower profitability on some tooling projects.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$103,845	$96,500	$326,587	$292,413
Adjusted EBITDA (1)	18,728	15,482	56,363	46,284
Adjusted EBITDA margin (1)	18.0%	16.0%	17.3%	15.8%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 36.

Net sales for the quarter ended September 30, 2019 increased approximately 8% to $103.8 million compared to $96.5 million in the third quarter of the prior year. Incremental sales from our CSP Technologies acquisition positively impacted sales by 8% while changes in foreign currency rates had an unfavorable impact of 2% on total segment sales. Therefore, core sales increased by 2% in the third quarter of 2019 compared to the third quarter of 2018. For the segment, we realized strong product sales growth offset by a $1.6 million decrease in the pass-through of resin price changes in the quarter ended September 30, 2019 compared to the third quarter of the prior year. Core sales to the food market increased 3% while core sales to the beverage market increased 1% in the third quarter of 2019 compared to the same period of the prior year. For the food market, we realized increased sales of our products used on dairy and granular/powder applications.  For the beverage market, high demand for our bottled water products more than offset lower sales of our products used on functional drink and juice applications, mainly in China.

Third Quarter 2019
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	3%	1%	2%
Acquisitions	12%	—%	8%
Currency Effects (1)	(2)%	(2)%	(2)%
Total Reported Net Sales Growth	13%	(1)%	8%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Net sales for the first nine months of 2019 increased by 12% to $326.6 million compared to $292.4 million in the first nine months of 2018. Incremental sales from our CSP Technologies acquisition positively impacted sales by 10% while changes in currency rates negatively impacted net sales by 3% in the first nine months of 2019. Therefore, core sales increased by 5% in the first nine months of 2019 compared to the same period in the prior year. Core sales to the food market increased 7% while core sales to the beverage market increased 3% in the first nine months of 2019 compared to the same period of the prior year. Sales to the food market increased due to strong sales of our products used on granular/powder and sauces/condiments applications, which more than offset lower tooling sales. For the beverage market, increased sales of our products used on bottled water and dairy applications compensated for a decrease in functional drink application sales in China and Europe, as the European region experienced lower temperatures early in the filling season. Lower tooling sales and the pass-through of resin price changes negatively impacted core sales compared to the first nine months of 2018 by $1.8 million and $1.4 million, respectively.

Nine Months Ended September 30, 2019
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	7%	3%	5%
Acquisitions	16%	—%	10%
Currency Effects (1)	(3)%	(4)%	(3)%
Total Reported Net Sales Growth	20%	(1)%	12%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2019 increased 21% to 18.7 million compared to $15.5 million reported in the same period of the prior year. This increase is due to incremental profit related to our CSP Technologies acquisition and solid core sales growth discussed above. We also benefitted from the positive timing delay of passing on resin cost decreases from previous quarters to our customers.

Adjusted EBITDA in the first nine months of 2019 increased 22% to $56.4 million compared to $46.3 million reported in the same period of the prior year. As discussed above, our profitability was favorably impacted by our strong core sales growth, pass-through of lower resin costs to our customers and incremental profit related to our CSP Technologies acquisition.

CORPORATE & OTHER

In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring and acquisition-related costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended September 30, 2019, Corporate & Other expenses increased to $9.9 million from $8.0 million in the third quarter of 2018. This increase is mainly due to higher professional fees and personnel costs as we continue to implement our growth strategy.

Corporate & Other expenses in the first nine months of 2019 increased to $33.3 million compared to $28.6 million reported in the same period of the prior year. As discussed above, this increase is mainly due to higher costs as we continue to implement our growth strategy.

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

Finally, we provide a reconciliation of Net Debt to Net Capital as a non-U.S. GAAP measure. “Net Debt” is calculated as interest bearing debt less cash and equivalents and short-term investments while “Net Capital” is calculated as stockholders’ equity plus Net Debt. Net Debt to Net Capital measures a company’s financial leverage, which gives users an idea of a company's financial structure, or how it is financing its operations, along with insight into its financial strength. We believe that it is meaningful to take into consideration the balance of our cash and equivalents, and short-term investments when evaluating our leverage. If needed, such assets could be used to reduce our gross debt position.

	Three Months Ended
	September 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$701,278	$328,182	$269,251	$103,845	$-	$-

Reported net income	$56,769
Reported income taxes	25,504
Reported income before income taxes	82,273	15,413	78,418	9,323	(12,940)	(7,941)
Adjustments:
Restructuring initiatives	6,019	5,341	168	204	306
Transaction costs related to acquisitions	708	34	520	154
Purchase accounting adjustments related to acquired companies' inventory and backlog	647		647
Adjusted earnings before income taxes	89,647	20,788	79,753	9,681	(12,634)	(7,941)
Interest expense	8,898					8,898
Interest income	(957)					(957)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	97,588	20,788	79,753	9,681	(12,634)	-
Depreciation and amortization	49,218	20,687	16,793	9,047	2,691	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$146,806	$41,475	$96,546	$18,728	$(9,943)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.9%	12.6%	35.9%	18.0%

	Three Months Ended
	September 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$665,775	$341,760	$227,515	$96,500	$-	$-

Reported net income	$39,022
Reported income taxes	11,920
Reported income before income taxes	50,942	3,471	67,016	5,481	(17,828)	(7,198)
Adjustments:
Restructuring initiatives	23,852	18,854	2,008	2,638	352
Transaction costs related to acquisitions	7,082				7,082
Purchase accounting adjustments related to acquired companies' inventory	3,287		2,761	526
Adjusted earnings before income taxes	85,163	22,325	71,785	8,645	(10,394)	(7,198)
Interest expense	8,735					8,735
Interest income	(1,537)					(1,537)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	92,361	22,325	71,785	8,645	(10,394)	-
Depreciation and amortization	41,857	19,849	12,731	6,837	2,440	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$134,218	$42,174	$84,516	$15,482	$(7,954)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.2%	12.3%	37.1%	16.0%

	Nine Months Ended
	September 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,188,399	$1,037,921	$823,891	$326,587	$-	$-

Reported net income	$193,689
Reported income taxes	80,684
Reported income before income taxes	274,373	66,407	244,101	29,234	(42,239)	(23,130)
Adjustments:
Restructuring initiatives	17,286	14,869	381	826	1,210
Transaction costs related to acquisitions	1,767	34	1,579	154
Purchase accounting adjustments related to acquired companies' inventory and backlog	869		869
Adjusted earnings before income taxes	294,295	81,310	246,930	30,214	(41,029)	(23,130)
Interest expense	26,868					26,868
Interest income	(3,738)					(3,738)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	317,425	81,310	246,930	30,214	(41,029)	-
Depreciation and amortization	144,574	62,101	48,623	26,149	7,701	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$461,999	$143,411	$295,553	$56,363	$(33,328)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.1%	13.8%	35.9%	17.3%

	Nine Months Ended
	September 30, 2018

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,079,733	$1,088,469	$698,851	$292,413	$-	$-

Reported net income	$154,091
Reported income taxes	52,966
Reported income before income taxes	207,057	40,688	208,915	21,736	(45,834)	(18,448)
Adjustments:
Restructuring initiatives	48,002	38,501	3,596	4,307	1,598
Transaction costs related to acquisitions	9,526	574			8,952
Purchase accounting adjustments related to acquired companies' inventory	3,406	119	2,761	526
Adjusted earnings before income taxes	267,991	79,882	215,272	26,569	(35,284)	(18,448)
Interest expense	24,754					24,754
Interest income	(6,306)					(6,306)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	286,439	79,882	215,272	26,569	(35,284)	-
Depreciation and amortization	123,133	61,273	35,437	19,715	6,708	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$409,572	$141,155	$250,709	$46,284	$(28,576)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.7%	13.0%	35.9%	15.8%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2019	2018

Notes payable, including revolving credit facilities	$46,276	$101,293
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,941	62,678
Long-Term Obligations, net of unamortized debt issuance costs	1,075,153	1,125,993
Total Debt	1,186,370	1,289,964
Less:
Cash and equivalents	270,577	261,823
Net Debt	$915,793	$1,028,141

Total Stockholders' Equity	$1,553,979	$1,422,871
Net Debt	915,793	1,028,141
Net Capital	$2,469,772	$2,451,012

Net Debt to Net Capital	37.1%	41.9%

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. Changes in exchange rates on such inter-country sales could materially impact our results of operations. During the third quarter of 2019 the U.S. dollar strengthened compared to the euro. This resulted in a dilutive impact on our translated results during the third quarter of 2019 when compared to the third quarter of 2018. Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries. We have changed the functional currency from the Argentinian peso to the U.S. dollar. Our Argentinian operations contributed less than 2% of consolidated net assets and revenues at and for the nine months ended September 30, 2019.

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

Historically, we have incurred higher employee stock compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock option expense. During 2019, we transitioned from employee stock options to RSUs and PSUs and therefore we do not anticipate as much variability in expense between quarters in the future. Our estimated total stock-based compensation expense on a pre-tax basis (in $ millions) for the year 2019 compared to 2018 is as follows:

	2019	2018
First Quarter	$6.5	$7.5
Second Quarter	6.5	3.4
Third Quarter	5.1	3.9
Fourth Quarter (estimated for 2019)	6.1	4.8
	$24.2	$19.6

LIQUIDITY AND CAPITAL RESOURCES

We believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth, cost efficiencies, and to make acquisitions that will contribute to the achievement of our strategic objectives. Other uses of liquidity include repurchasing shares of our common stock and paying dividends to stockholders. In the event that customer demand would decrease significantly for a prolonged period of time and negatively impact cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels, as well as evaluate our acquisition strategy and dividend and share repurchase programs. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

Cash and equivalents increased to $270.6 million at September 30, 2019 from $261.8 million at December 31, 2018. Total short and long-term interest bearing debt of $1.2 billion at September 30, 2019 decreased from the $1.3 billion at December 31, 2018 resulting from repayments made during the year on our group credit facilities and long-term debt obligations. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 37.1% at September 30, 2019 compared to 41.9% at December 31, 2018. See the reconciliation of non-U.S. GAAP measures starting on page 36.

In the first nine months of 2019, our operations provided approximately $380.4 million in net cash flow compared to $209.6 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operations during the first nine months of 2019 is primarily attributable to the lower restructuring costs, improved profitability and better working capital management.

We used $224.0 million in cash for investing activities during the first nine months of 2019 compared to $668.7 million during the same period a year ago. Our investment in capital projects increased $41.5 million during the first nine months of 2019 compared to the first nine months of 2018, which was driven by $19.3 million of additions related to our CSP Technologies and Nanopharm acquisitions. During the first nine months of 2019, $48.9 million of cash was utilized to fund our Gateway, Nanopharm and Bapco acquisitions; we also released $4.0 million relating to the final escrow settlement on our acquisition of CSP Technologies and invested $3.5 million in two preferred equity investments which are accounted for at cost. We received $16.5 million from the sale of our investment in Reciprocal Labs Corporation, doing business as Propeller Health. During the first nine months of 2018, approximately $553.5 million of our cash (net of $24.1 million of cash acquired) was utilized to fund our acquisition of CSP Technologies during 2018. $5.0 million was held in restricted cash pending the finalization of the working capital adjustment, which was completed during the first quarter of 2019. We also invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, which was accounted for at cost, and acquired Reboul, a French manufacturer specializing in stamping, decorating and assembling metal and plastic packaging for the cosmetics and luxury markets, for an initial purchase price of approximately $3.6 million (net of $112 thousand of cash acquired). Our 2019 estimated cash outlays for capital expenditures are expected to be in the range of approximately $240 to $260 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities used $146.2 million in cash during the first nine months of 2019 compared to $50.3 million in cash provided by financing activities during the same period a year ago. During the first nine months of 2019, we received net proceeds from our stock option exercises of $81.8 million. We used cash on hand to pay $67.2 million of dividends, repay $47.3 million on our revolving credit facility and repurchase $54.9 million of treasury stock.

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. The December 31, 2018 outstanding balance of €69.0 million on the euro-based revolving credit facility was paid in the first quarter of 2019. €27.0 million was utilized as of September 30, 2019. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheet.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2019
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.68 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.07 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.0 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.

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

On October 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.36 per share payable on November 20, 2019 to stockholders of record as of October 30, 2019.

CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Please refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting our business.

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. As a result of the adoption of ASU 2016-02 and subsequent amendments, which requires organizations to recognize leases on the balance sheet, we do not have significant off-balance sheet arrangements. Please refer to Note 7 – Lease Commitments of the Notes to Condensed Consolidated Financial Statements for lease arrangements that have not yet commenced and therefore are not included on the balance sheet.

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

OUTLOOK

We expect earnings per share for the fourth quarter, excluding any restructuring costs and acquisition related expenses, to be in the range of $0.74 to $0.80 and this guidance is based on an effective tax rate range of 30% to 32%. The effective tax rate on adjusted earnings for the prior year fourth quarter was approximately 29%.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

●	economic conditions worldwide, including potential deflationary or inflationary conditions in regions we rely on for growth;
●	political conditions worldwide, including the impact of the UK leaving the European Union (Brexit) on our UK operations;
●	significant fluctuations in foreign currency exchange rates or our effective tax rate;
●	the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate;
●	financial conditions of customers and suppliers;
●	consolidations within our customer or supplier bases;
●	changes in customer and/or consumer spending levels;
●	loss of one or more key accounts;
●	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
●	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
●	our ability to successfully implement facility expansions and new facility projects;
●	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
●	changes in capital availability or cost, including interest rate fluctuations;
●	volatility of global credit markets;
●	the timing and magnitude of capital expenditures;
●	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations and products, including the successful integration of the businesses we have acquired;
●	direct or indirect consequences of acts of war, terrorism or social unrest;
●	cybersecurity threats that could impact our networks and reporting systems;
●	the impact of natural disasters and other weather-related occurrences;
●	fiscal and monetary policies and other regulations;
●	changes or difficulties in complying with government regulation;
●	changing regulations or market conditions regarding environmental sustainability;
●	work stoppages due to labor disputes;
●	competition, including technological advances;
●	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
●	the outcome of any legal proceeding that has been or may be instituted against us and others;
●	our ability to meet future cash flow estimates to support our goodwill impairment testing;
●	the demand for existing and new products;
●	the success of our customers’ products, particularly in the pharmaceutical industry;
●	our ability to manage worldwide customer launches of complex technical products, particularly in developing markets;

●	difficulties in product development and uncertainties related to the timing or outcome of product development;
●	significant product liability claims;
●	the execution of our business transformation plan; and
●	other risks associated with our operations.

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

The table below provides information as of September 30, 2019 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2019.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

EUR / USD	$14,138	1.1164	13,919-28,394
EUR / BRL	11,688	4.6254	11,646-12,814
CHF / EUR	6,518	0.9079	6,518-6,792
EUR / IDR	4,673	17.1408	4,409-4,673
EUR / INR	4,042	78.6460	3,975-4,138
GBP / EUR	1,360	1.1158	831-1,360
EUR / MXN	613	22.1501	613-687
USD / EUR	473	0.8940	473-7,245
CHF / USD	352	1.0179	10-519
MXN / USD	29	0.0518	9-29
Total	$43,887

As of September 30, 2019, we have recorded the fair value of foreign currency forward exchange contracts of $0.04 million in prepaid and other and $0.6 million in accounts payable and accrued liabilities on the balance sheet. We also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $6.7 million reported in prepaid on the balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2019, the Plan purchased 1,931 shares of our common stock on behalf of the participants at an average price of $118.55, for an aggregate amount of $229 thousand. The Plan sold 1,992 shares of our common stock on behalf of the participants at an average price of $122.38, for an aggregate amount of $244 thousand during the same period. At September 30, 2019, the Plan owned 85,550 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended September 30, 2019, we repurchased approximately 300 thousand shares for approximately $35.8 million.

The following table summarizes our purchases of our securities for the quarter ended September 30, 2019:

				Dollar Value Of
			Total Number Of Shares	Shares that May Yet be
	Total Number		Purchased as Part Of	Purchased Under The
	Of Shares	Average Price	Publicly Announced	Plans or Programs
Period	Purchased	Paid Per Share	Plans Or Programs	(in millions)

7/1 – 7/31/19	38,721	$122.95	38,721	$341.1
8/1 – 8/31/19	82,462	119.27	82,462	331.3
9/1 – 9/30/19	178,938	118.37	178,938	310.1
Total	300,121	$119.21	300,121	$310.1

ITEM 6. EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2019, filed with the SEC on November 1, 2019, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Balance Sheets – September 30, 2019 and December 31, 2018, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2019 and 2018, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2019 and 2018 and (vii) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 1, 2019