Form 10-Q
period 2020-03-31
APTARGROUP INC
filed 2020-05-01
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares outstanding of common stock, as of April 24, 2020, was 64,186,756 shares.

AptarGroup, Inc.

Form 10-Q

Quarter Ended March 31, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2020	2019

Net Sales	$721,553	$744,460
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	451,256	469,132
Selling, research & development and administrative	126,192	121,215
Depreciation and amortization	50,806	47,489
Restructuring initiatives	4,839	9,530
	633,093	647,366
Operating Income	88,460	97,094

Other (Expense) Income:
Interest expense	(8,388)	(9,214)
Interest income	175	1,748
Equity in results of affiliates	(799)	(95)
Miscellaneous, net	(1,412)	466
	(10,424)	(7,095)

Income before Income Taxes	78,036	89,999

Provision for Income Taxes	22,786	27,000

Net Income	$55,250	$62,999

Net Loss Attributable to Noncontrolling Interests	$3	$5

Net Income Attributable to AptarGroup, Inc.	$55,253	$63,004

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.86	$1.00
Diluted	$0.84	$0.96

Average Number of Shares Outstanding:
Basic	64,009	62,964
Diluted	66,111	65,349

Dividends per Common Share	$0.36	$0.34

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

Three Months Ended March 31,	2020	2019

Net Income	$55,250	$62,999
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(42,229)	(9,611)
Changes in derivative gains (losses), net of tax	1,483	(393)
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	71	84
Amortization of net loss included in net income, net of tax	1,565	637
Total defined benefit pension plan, net of tax	1,636	721
Total other comprehensive loss	(39,110)	(9,283)
Comprehensive Income	16,140	53,716
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	3	(3)
Comprehensive Income Attributable to AptarGroup, Inc.	$16,143	$53,713

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and equivalents	$410,840	$241,970
Accounts and notes receivable, less current expected credit loss ("CECL") of $5,657 in 2020 and $3,626 in 2019	602,027	558,428
Inventories	371,859	375,795
Prepaid and other	129,926	115,048
	1,514,652	1,291,241
Property, Plant and Equipment:
Buildings and improvements	502,706	504,328
Machinery and equipment	2,506,084	2,521,737
	3,008,790	3,026,065
Less: Accumulated depreciation	(1,961,683)	(1,963,520)
	1,047,107	1,062,545
Land	24,312	25,133
	1,071,419	1,087,678
Other Assets:
Investments in equity securities	39,167	8,396
Goodwill	756,081	763,461
Intangible assets	284,121	291,084
Operating lease right-of-use assets	65,925	72,377
Miscellaneous	45,187	47,882
	1,190,481	1,183,200
Total Assets	$3,776,552	$3,562,119

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	March 31,	December 31,
	2020	2019
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$220,511	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	65,049	65,988
Accounts payable, accrued and other liabilities	605,738	573,028
	891,298	683,275
Long-Term Obligations, net of unamortized debt issuance costs	1,075,745	1,085,453
Deferred Liabilities and Other:
Deferred income taxes	39,795	41,388
Retirement and deferred compensation plans	104,140	101,225
Operating lease liabilities	49,004	55,276
Deferred and other non-current liabilities	28,947	23,250
Commitments and contingencies	—	—
	221,886	221,139
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 68.9 and 68.6 million shares issued as of March 31, 2020 and December 31, 2019, respectively	689	686
Capital in excess of par value	785,567	770,596
Retained earnings	1,554,665	1,523,820
Accumulated other comprehensive loss	(381,058)	(341,948)
Less: Treasury stock at cost, 4.7 and 4.8 million shares as of March 31, 2020 and December 31, 2019, respectively	(372,573)	(381,238)
Total AptarGroup, Inc. Stockholders’ Equity	1,587,290	1,571,916
Noncontrolling interests in subsidiaries	333	336
Total Stockholders’ Equity	1,587,623	1,572,252
Total Liabilities and Stockholders’ Equity	$3,776,552	$3,562,119

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

	AptarGroup, Inc. Stockholders’ Equity
		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income (loss)	63,004	—	—	—	—	(5)	62,999
Foreign currency translation adjustments	—	(9,619)	—	—	—	8	(9,611)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	721	—	—	—	—	721
Changes in derivative gains (losses), net of tax	—	(393)	—	—	—	—	(393)
Stock awards and option exercises	—	—	3	5,337	22,164	—	27,504
Cash dividends declared on common stock	(21,377)	—	—	—	—	—	(21,377)
Treasury stock purchased	—	—	—	(15,000)	—	—	(15,000)
Balance - March 31, 2019	$1,413,453	$(319,795)	$676	$(327,871)	$700,933	$318	$1,467,714

Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income (loss)	55,253	—	—	—	—	(3)	55,250
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	(42,229)	—	—	—	—	(42,229)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,636	—	—	—	—	1,636
Changes in derivative gains (losses), net of tax	—	1,483	—	—	—	—	1,483
Stock awards and option exercises	—	—	3	8,665	14,971	—	23,639
Cash dividends declared on common stock	(23,031)	—	—	—	—	—	(23,031)
Balance - March 31, 2020	$1,554,665	$(381,058)	$689	$(372,573)	$785,567	$333	$1,587,623

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2020	2019

Cash Flows from Operating Activities:
Net income	$55,250	$62,999
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	42,792	41,487
Amortization	8,014	6,002
Stock-based compensation	9,141	6,565
Provision for CECL	1,251	497
Loss on disposition of fixed assets	54	310
Deferred income taxes	6	671
Defined benefit plan expense	5,775	3,858
Equity in results of affiliates	799	95
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(64,764)	(35,301)
Inventories	(8,615)	(13,097)
Prepaid and other current assets	(11,787)	(2,282)
Accounts payable, accrued and other liabilities	45,458	6,865
Income taxes payable	(5,278)	3,511
Retirement and deferred compensation plan liabilities	(1,312)	(5,940)
Other changes, net	8,249	1,396
Net Cash Provided by Operations	85,033	77,636
Cash Flows from Investing Activities:
Capital expenditures	(61,625)	(51,742)
Proceeds from sale of property, plant and equipment	166	178
Acquisition of business, release of escrow	(1,463)	(4,036)
Acquisition of intangible assets, net	(3,955)	(221)
Investment in equity securities	(20,423)	—
Proceeds from sale of investment in equity securities	—	16,487
Notes receivable, net	(785)	231
Net Cash Used by Investing Activities	(88,085)	(39,103)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	8,148	16,783
Repayments of notes payable and overdrafts	(2,030)	(21,130)
Proceeds and repayments of short term revolving credit facility, net	175,000	(78,222)
Proceeds from long-term obligations	—	10,446
Repayments of long-term obligations	(2,386)	(3,227)
Dividends paid	(23,031)	(21,377)
Proceeds from stock option exercises	18,602	20,939
Purchase of treasury stock	—	(15,000)
Net Cash Provided (Used) by Financing Activities	174,303	(90,788)
Effect of Exchange Rate Changes on Cash	(3,381)	2,809
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	167,870	(49,446)
Cash and Equivalents and Restricted Cash at Beginning of Period	246,973	266,823
Cash and Equivalents and Restricted Cash at End of Period	$414,843	$217,377

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Noble Acquisition (as defined herein).

Three Months Ended March 31,	2020	2019

Cash and equivalents	$410,840	$217,377
Restricted cash included in prepaid and other	4,003	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$414,843	$217,377

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 but does not include all disclosures required by U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.

There are many uncertainties regarding the current COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause. The pandemic has impacted our business, operations and financial results during the quarter ended March 31, 2020 including an overall reduction to net sales. No impairments were recorded as of March 31, 2020. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Due to significant uncertainty surrounding the situation, our judgment regarding future results could change and therefore our results could be materially impacted.

ADOPTION OF RECENT ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, issued by the FASB in June 2016, as well as the clarifying amendments subsequently issued. We applied the guidance using a modified retrospective approach and accordingly recognized an amount of $1.4 million as the cumulative adjustment to opening retained earnings in the first quarter of 2020. This is based on management's best estimates of specific losses on individual exposures particularly on current trade receivables, as well as the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. On an ongoing basis, we will contemplate forward-looking economic conditions in recording lifetime expected credit losses for our financial assets measured at cost, such as our trade receivables and certain other assets.

In January 2017, the FASB issued ASU 2017-04, which provides guidance to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As a result, impairment charges are required for the amount by which a reporting unit’s carrying amount exceeds its fair value up to the amount of its allocated goodwill. We adopted the standard on January 1, 2020 and did not record any impairment charges.

In August 2018, the FASB issued ASU 2018-15 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. We adopted the standard on January 1, 2020 and no material impacts were noted.

In August 2018, the FASB issued ASU 2018-13, which amends disclosure requirements for fair value measurements. The new standard modifies disclosure requirements including removing requirements to disclose the valuation process for Level 3 measurements and adding requirements to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. We adopted the standard on January 1, 2020 and no material impacts were noted.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Condensed Consolidated Financial Statements.

INCOME TAXES

We compute taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities may vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. To the extent that these differences create timing differences between the tax basis of an asset or liability and our reported amount in the financial statements, an appropriate provision for deferred income taxes is made.

We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested.  Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and the global cash management goals of the Company.

We provide a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. The resolution of each of these audits is not expected to be material to our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUE

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, we allocate the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). The majority of our revenues are derived from product and tooling sales; however, we also receive revenues from service, license, exclusivity and royalty arrangements, which collectively are not material to the year-to-date results. Revenue by segment and geography for the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended March 31, 2020
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$186,950	$81,845	$36,181	$19,584	$324,560
Pharma	190,130	90,965	6,579	9,522	297,196
Food + Beverage	28,769	57,590	8,034	5,404	99,797
Total	$405,849	$230,400	$50,794	$34,510	$721,553

	For the Three Months Ended March 31, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$216,233	$86,979	$42,642	$21,805	$367,659
Pharma	184,174	71,772	7,656	9,099	272,701
Food + Beverage	30,961	55,120	7,884	10,135	104,100
Total	$431,368	$213,871	$58,182	$41,039	$744,460

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

The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of	Balance as of	Increase/
	December 31, 2019	March 31, 2020	(Decrease)
Contract asset (current)	$16,245	$13,457	$(2,788)
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$79,305	$78,974	$(331)
Contract liability (long-term)	$9,779	$14,994	$5,215

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $12.5 million, including $10.6 million relating to contract liabilities at the beginning of the year.

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

Tooling Sales

We also build, or contract to build molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, we recognize revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to us and we have an enforceable right to payment for performance completed to date, we transfer control and recognize revenue over time by measuring progress towards completion using the Input Method based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. We do not have any material significant payment terms as payment is typically either received during the mold-build process or shortly after completion.

In certain instances, we offer extended warranties on tools sold to our customers above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2019, $515 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable, Accrued and Other Liabilities. At March 31, 2020, the unearned amount was $432 thousand. We expect to recognize approximately $172 thousand of the unearned amount during the remainder of 2020, $123 thousand in 2021, and $137 thousand thereafter.

Credit Risk

We are exposed to credit losses primarily through our product sales, tooling sales and services to our customers. We assess each customer’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the customer’s established credit rating or our assessment of the customer’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risks, and business strategy in our evaluation. A credit limit is established for each customer based on the outcome of this review.

We monitor our ongoing credit exposure through active review of customer balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

At March 31, 2020, we reported $602 million of accounts receivable, net of CECL of $5.7 million. Changes in the allowance were not material for the three months ended March 31, 2020. Current uncertainty in credit and market conditions due to the COVID-19 pandemic may slow our collection efforts if customers experience significant difficulty accessing credit and paying their obligations, which may lead to higher than normal accounts receivable and increased CECL charges.

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	March 31,	December 31,
	2020	2019
Raw materials	$106,787	$111,653
Work in process	120,151	123,750
Finished goods	144,921	140,392
Total	$371,859	$375,795

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2019 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$221,658	$413,650	$128,153	$1,615	$765,076
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2019	$221,658	$413,650	$128,153	$—	$763,461
Acquisition	—	463	—	—	463
Foreign currency exchange effects	(2,201)	(5,543)	(99)	—	(7,843)
Goodwill	$219,457	$408,570	$128,054	$1,615	$757,696
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2020	$219,457	$408,570	$128,054	$—	$756,081

The table below shows a summary of intangible assets as of March 31, 2020 and December 31, 2019.

		March 31, 2020			December 31, 2019
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	7.9	$3,001	(1,304)	$1,697	$2,804	$(1,318)	$1,486
Acquired technology	13.0	99,437	(27,143)	72,294	100,511	(25,430)	75,081
Customer relationships	13.7	216,198	(37,774)	178,424	217,934	(33,924)	184,010
Trademarks and trade names	6.9	34,131	(11,919)	22,212	35,015	(11,003)	24,012
License agreements and other	17.6	19,671	(10,177)	9,494	16,153	(9,658)	6,495
Total intangible assets	13.0	$372,438	$(88,317)	$284,121	$372,417	$(81,333)	$291,084

Aggregate amortization expense for the intangible assets above for the quarters ended March 31, 2020 and 2019 was $8,014 and $6,002, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2020	$20,725	(remaining estimated amortization for 2020)
2021	27,154
2022	26,915
2023	26,835
2024 and thereafter	182,492

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2020.

NOTE 5 – INCOME TAXES

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.

The effective tax rate for the three months ended March 31, 2020 and 2019, respectively, was 29.2% and 30.0%. The decrease in the effective tax rate for the three months ended March 31, 2020 was primarily due to a larger tax benefit from employee share-based compensation offset in part by a mix of other discrete items.

NOTE 6 – DEBT

Notes Payable, Revolving Credit Facility and Overdrafts

At March 31, 2020 and December 31, 2019, our notes payable, revolving credit facility and overdrafts, consisted of the following:

	March 31,	December 31,
	2020	2019
Notes payable 8.10% due in 2020	$2,664	$1,436
Revolving credit facility 1.88% due in 2020	200,000	25,000
Overdrafts 5.68% - 7.82% due in 2020	17,847	17,823
	$220,511	$44,259

We maintain a multi-currency revolving credit facility with two tranches that matures in July 2022 which provides for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. $200.0 million was utilized under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of March 31, 2020. $25.0 million was utilized under our U.S. facility and no balance was utilized on our euro-based revolving credit facility as of December 31, 2019.

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

Long-Term Obligations

At March 31, 2020, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$15,551	$—	$15,551
Senior unsecured notes 3.2%, due in 2022	75,000	59	74,941
Senior unsecured debts 3.1% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	168,000	352	167,648
Senior unsecured notes 3.5%, due in 2023	125,000	135	124,865
Senior unsecured notes 1.0%, due in 2023	110,315	341	109,974
Senior unsecured notes 3.4%, due in 2024	50,000	60	49,940
Senior unsecured notes 3.5%, due in 2024	100,000	135	99,865
Senior unsecured notes 1.2%, due in 2024	220,630	701	219,929
Senior unsecured notes 3.6%, due in 2025	125,000	157	124,843
Senior unsecured notes 3.6%, due in 2026	125,000	157	124,843
Finance Lease Liabilities	28,395	—	28,395
	$1,142,891	$2,097	$1,140,794
Current maturities of long-term obligations	(65,049)	—	(65,049)
Total long-term obligations	$1,077,842	$2,097	$1,075,745

At December 31, 2019, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$19,220	$—	$19,220
Senior unsecured notes 3.2%, due in 2022	75,000	64	74,936
Senior unsecured debts 3.2% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	168,000	390	167,610
Senior unsecured notes 3.5%, due in 2023	125,000	144	124,856
Senior unsecured notes 1.0%, due in 2023	112,170	356	111,814
Senior unsecured notes 3.4%, due in 2024	50,000	63	49,937
Senior unsecured notes 3.5%, due in 2024	100,000	144	99,856
Senior unsecured notes 1.2%, due in 2024	224,340	742	223,598
Senior unsecured notes 3.6%, due in 2025	125,000	169	124,831
Senior unsecured notes 3.6%, due in 2026	125,000	169	124,831
Finance Lease Liabilities	29,952	—	29,952
	$1,153,682	$2,241	$1,151,441
Current maturities of long-term obligations	(65,988)	—	(65,988)
Total long-term obligations	$1,087,694	$2,241	$1,085,453

The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are $61,181, $60,285, $134,343, $337,444, $270,846 and $250,397 thereafter.

Covenants

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.73 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.32 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

NOTE 7 – LEASES

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

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

Three Months Ended March 31,	2020	2019
Operating lease cost	$5,254	$6,004

Finance lease cost:
Amortization of right-of-use assets	$1,199	$872
Interest on lease liabilities	348	315
Total finance lease cost	$1,547	$1,187

Short-term lease and variable lease costs	$2,448	$1,942

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,328	$6,469
Operating cash flows from finance leases	369	243
Financing cash flows from finance leases	1,657	1,140

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,233	$4,515
Finance leases	220	10,697

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2020	2019	2020	2019
Service cost	$3,577	$2,773	$1,768	$1,460
Interest cost	1,987	1,845	340	501
Expected return on plan assets	(3,422)	(3,094)	(634)	(592)
Amortization of net loss	1,548	489	514	363
Amortization of prior service cost	—	—	97	113
Net periodic benefit cost	$3,690	$2,013	$2,085	$1,845

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

Although we have no minimum funding requirement, we contributed $204 thousand to our ongoing domestic supplemental employee retirement plan (“SERP”) annuity contracts during the three months ended March 31, 2020. We plan to contribute approximately an additional $200 thousand to pay our ongoing SERP annuity contracts during 2020. We have contributed approximately $711 thousand to our foreign defined benefit plans during the three months ended March 31, 2020 and do not expect additional significant contributions during 2020.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive (loss) income before reclassifications	(9,619)	—	5,738	(3,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	721	(6,131)	(5,410)
Net current-period other comprehensive (loss) income	(9,619)	721	(393)	(9,291)
Balance - March 31, 2019	$(258,020)	$(59,742)	$(2,033)	$(319,795)

Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive (loss) income before reclassifications	(42,229)	—	5,026	(37,203)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,636	(3,543)	(1,907)
Net current-period other comprehensive (loss) income	(42,229)	1,636	1,483	(39,110)
Balance - March 31, 2020	$(299,353)	$(81,511)	$(194)	$(381,058)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended March 31,	2020	2019

Defined Benefit Pension Plans
Amortization of net loss	$2,062	$852	(1)
Amortization of prior service cost	97	113	(1)
	2,159	965	Total before tax
	(523)	(244)	Tax benefit
	$1,636	$721	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(763)	$(1,454)	Interest Expense
Changes in cross currency swap: foreign exchange component	(2,780)	(4,677)	Miscellaneous, net
	$(3,543)	$(6,131)	Net of tax
Total reclassifications for the period	$(1,907)	$(5,410)
(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax. See Note 8 – Retirement and Deferred Compensation Plans for additional details.

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

During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a cross currency swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $0.2 million of loss is included in accumulated other comprehensive loss at March 31, 2020. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at March 31, 2020 is $2.2 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of March 31, 2020, the fair values of the cross currency swap were a $6.8 million asset. The swap contract expires on July 20, 2022.

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

Other

As of March 31, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $2.1 million in prepaid and other and $0.5 million in accounts payable and accrued liabilities on the balance sheet. All forward exchange contracts outstanding as of March 31, 2020 had an aggregate notional contract amount of $56.1 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019

		March 31, 2020		December 31, 2019
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$2,061	$—	$206
Cross Currency Swap Contract (1)	Prepaid and other	6,769	—	2,552	—
		$6,769	$2,061	$2,552	$206

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$505	$—	$401
		$—	$505	$—	$401
(1)	This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2020 and 2019

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2020	2019		2020	2019
Cross currency swap contract:
Interest component	$2,246	$1,392	Interest expense	$763	$1,454	$(8,388)
Foreign exchange component	2,780	4,677	Miscellaneous, net	2,780	4,677	(1,412)
	$5,026	$6,069		$3,543	$6,131

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2020 and 2019

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2020	2019
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$1,747	$(263)
		$1,747	$(263)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
March 31, 2020
Derivative Assets	$8,830	—	$8,830	—	—	$8,830
Total Assets	$8,830	—	$8,830	—	—	$8,830

Derivative Liabilities	$505	—	$505	—	—	$505
Total Liabilities	$505	—	$505	—	—	$505

December 31, 2019
Derivative Assets	$2,758	—	$2,758	—	—	$2,758
Total Assets	$2,758	—	$2,758	—	—	$2,758

Derivative Liabilities	$401	—	$401	—	—	$401
Total Liabilities	$401	—	$401	—	—	$401

NOTE 11 – FAIR VALUE

Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
●	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$2,061	$—	$2,061	$—
Cross currency swap contract (1)	6,769	—	6,769	—
Total assets at fair value	$8,830	$—	$8,830	$—
Liabilities
Foreign exchange contracts (1)	$505	$—	$505	$—
Contingent consideration obligation	5,930	—	—	5,930
Total liabilities at fair value	$6,435	$—	$505	$5,930

As of December 31, 2019, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$206	$—	$206	$—
Cross currency swap contract (1)	2,552	—	2,552	—
Total assets at fair value	$2,758	$—	$2,758	$—
Liabilities
Foreign exchange contracts (1)	$401	$—	$401	$—
Contingent consideration obligation	5,930	—	—	5,930
Total liabilities at fair value	$6,331	$—	$401	$5,930
(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.0 billion as of March 31, 2020 and $1.1 billion as of December 31, 2019.

As discussed in Note 17 - Acquisitions, we have a contingent consideration obligation to the selling equity holders of Noble in connection with the Noble Acquisition (as defined herein) based on 2024 cumulative performance targets and a contingent consideration obligation to the selling equity holder of Gateway in connection with the Gateway Acquisition (as defined herein) based on 2020 and 2022 performance targets. We consider these obligations a Level 3 liability and have estimated the aggregate fair value for these contingent consideration arrangements to be $2.9 million and $3.0 million, respectively, as of March 31, 2020 and December 31, 2019.

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

Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2020 and December 31, 2019.

A fire caused damage to our facility in Annecy, France in June 2016. We are insured for the damages caused by the fire, including business interruption insurance.  For the three months ended March 31, 2020, we did not receive any insurance proceeds, and have no insurance receivable as of March 31, 2020. During the three months ended March 31, 2020 and 2019, profitability was not impacted. The final settlement continues to be negotiated. In many cases, our insurance coverage exceeds the amount of our recognized losses. However, no gain contingencies were recognized during the three months ended March 31, 2020 as our ability to realize those gains remains uncertain.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at our facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems. The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations. In March 2017, we reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB. Based upon our best estimate, we recorded a reserve of $1.5 million (operating expense) in the first quarter of 2017 related to this contingency. During 2019, we paid approximately $0.6 million. For the three months ended March 31, 2020, we paid approximately $0.1 million and made adjustments to the accrual based on our future anticipated expenditures.  As of March 31, 2020, our outstanding reserve is $0.4 million. The ultimate loss associated with this environmental contingency is subject to the investigation and ongoing review of the CETESB. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.

In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. During the first quarter of 2019, we received a favorable court decision of $2.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $1.7 million and $1.0 million was recognized as interest income. If the Judicial Court grants full retrospective recovery, we estimate remaining potential recoveries of approximately $2 million to $8 million, including interest, depending on the future decisions of the Supreme Court of Brazil. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter.

In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. Considering the complex nature of the assessment, we expect the appeal process to go through different levels of administrative and/or judicial review. Accordingly, due to uncertainty of the timing and amounts of assessment, no liability is recorded as of March 31, 2020.

NOTE 13 – STOCK REPURCHASE PROGRAM

On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended March 31, 2020, we did not repurchase any shares. During the three months ended March 31, 2019, the Company repurchased approximately 159 thousand shares for approximately $15.0 million. As of March 31, 2020, there was $278.5 million of authorized share repurchases available to us.

NOTE 14 – STOCK-BASED COMPENSATION

We issue restricted stock units (“RSUs”), which consist of time-based and performance-based awards, to employees under stock awards plans approved by stockholders. In addition, RSUs are issued to non-employee directors under a Restricted Stock Unit Award Agreement for Directors pursuant to the Company’s 2018 Equity Incentive Plan. RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met. Performance-based RSUs have one of two vesting conditions: (1) based on our internal financial performance metrics and (2) based on our total shareholder return (“TSR”) relative to total shareholder returns of an industrial peer group. At the time of vesting, the vested shares of common stock are issued in the employee’s name. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). RSUs granted to directors are only time-based and generally vest over one year.

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

Three Months Ended March 31,	2020	2019
Fair value per stock award	$94.98	$134.97
Grant date stock price	$83.93	$104.51
Assumptions:
Aptar's stock price expected volatility	23.80%	16.50%
Expected average volatility of peer companies	48.50%	31.90%
Correlation assumption	63.50%	37.40%
Risk-free interest rate	0.31%	2.19%
Dividend yield assumption	1.72%	1.30%

A summary of RSU activity as of March 31, 2020 and changes during the three month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2020	480,729	$95.45	181,680	$117.26
Granted	176,424	81.75	206,408	90.85
Vested	(112,515)	82.64	—	—
Forfeited	(217)	100.14	(589)	120.61
Nonvested at March 31, 2020	544,421	$92.11	387,499	$103.23

Included in the March 31, 2020 time-based RSUs are 11,490 units granted to non-employee directors.

Compensation expense recorded attributable to RSUs for the first three months of 2020 and 2019 was approximately $8.3 million and $4.7 million, respectively. The actual tax benefit realized for the tax deduction from RSUs was approximately $1.5 million in the three months ended March 31, 2020. The fair value of units vested during the three months ended March 31, 2020 and 2019 was $9.3 million and $2.7 million, respectively. The intrinsic value of units vested during the three months ended March 31, 2020 and 2019 was $11.5 million and $3.2 million, respectively. As of March 31, 2020, there was $62.7 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.3 years.

Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. Compensation expense attributable to employee stock options for the first three months of 2020 was approximately $0.9 million ($0.7 million after tax). Approximately $0.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense attributable to stock options for the first three months of 2019 was approximately $1.8 million ($1.5 million after tax). Approximately $1.6 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. The reduction in stock option expense is due to our move to RSUs as discussed above. For stock option grants, we used historical data to estimate expected life and volatility.

A summary of option activity under our stock plans during the three months ended March 31, 2020 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2020	5,044,180	$68.32	135,251	$58.45
Granted	—	—	—	—
Exercised	(292,090)	55.16	(21,251)	51.20
Forfeited or expired	(6,630)	65.60	—	—
Outstanding at March 31, 2020	4,745,460	$69.20	114,000	$59.80
Exercisable at March 31, 2020	4,583,864	$68.43	114,000	$59.80
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2020	5.3		3.2
Exercisable at March 31, 2020	5.1		3.2
Aggregate Intrinsic Value:
Outstanding at March 31, 2020	$143,971		$4,530
Exercisable at March 31, 2020	$142,195		$4,530
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2020	$18,202		$1,385
March 31, 2019	$14,047		$51

The grant date fair value of options vested during the three months ended March 31, 2020 and 2019 was $7.6 million and $12.2 million, respectively. Cash received from option exercises was approximately $18.6 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $4.8 million in the three months ended March 31, 2020. As of March 31, 2020, the remaining valuation of stock option awards to be expensed in future periods was $1.5 million and the related weighted-average period over which it is expected to be recognized is 0.9 years.

NOTE 15 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$55,253	$55,253	$63,004	$63,004

Average equivalent shares
Shares of common stock	64,009	64,009	62,964	62,964
Effect of dilutive stock-based compensation
Stock options	1,810	—	2,222	—
Restricted stock	292	—	163	—
Total average equivalent shares	66,111	64,009	65,349	62,964
Net income per share	$0.84	$0.86	$0.96	$1.00

NOTE 16 – SEGMENT INFORMATION

We are organized into three reporting segments. Our Beauty + Home segment sells to the personal care, beauty and home care markets. Our Pharma segment serves customers in the prescription drug, consumer health care, injectables and active packaging markets. Our Food + Beverage segment sells to the food and beverage markets.

The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2019. We evaluate performance of our business units and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. All internal segment reporting and discussions of results with our Chief Operating Decision Maker (CODM) are based on segment Adjusted EBITDA.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2020	2019
Total Sales:
Beauty + Home	$330,466	$373,503
Pharma	299,590	274,494
Food + Beverage	100,301	104,727
Total Sales	$730,357	$752,724
Less: Intersegment Sales:
Beauty + Home	$5,906	$5,844
Pharma	2,394	1,793
Food + Beverage	504	627
Total Intersegment Sales	$8,804	$8,264
Net Sales:
Beauty + Home	$324,560	$367,659
Pharma	297,196	272,701
Food + Beverage	99,797	104,100
Net Sales	$721,553	$744,460
Adjusted EBITDA (1):
Beauty + Home	$34,247	$53,191
Pharma	108,342	97,357
Food + Beverage	15,407	16,691
Corporate & Other, unallocated	(13,828)	(12,755)
Acquisition-related costs (2)	(2,274)	—
Restructuring Initiatives (3)	(4,839)	(9,530)
Depreciation and amortization	(50,806)	(47,489)
Interest Expense	(8,388)	(9,214)
Interest Income	175	1,748
Income before Income Taxes	$78,036	$89,999
(1)	We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.

(2)	Acquisition-related costs include transaction costs and purchase accounting adjustments related to acquisitions and investments (see Note 17 – Acquisitions and Note 18 – Investment in Equity Securities for further details).
(3)	Restructuring Initiatives includes expense items for the three months ended March 31, 2020 and 2019 as follows (see Note 19 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2020	2019
Restructuring Initiatives by Segment
Beauty + Home	$4,907	$8,269
Pharma	(31)	326
Food + Beverage	103	510
Corporate & Other	(140)	425
Total Restructuring Initiatives	$4,839	$9,530

NOTE 17 – ACQUISITIONS

Business Combinations

On February 13, 2020, we entered into a securities purchase agreement to acquire 100% of the equity interests (the “Fusion Acquisition”) of Fusion Packaging, Inc. (“Fusion”). Subsequent to the quarter end, on April 1, 2020 we closed on the Fusion Acquisition for a purchase price of approximately $165 million. Fusion, based in Dallas, TX, is a global leader in the design, engineering and distribution of luxury packaging for the beauty industry. The purchase agreement also provides an earn-out provision providing for the payment of up to $33.9 million based on Fusion’s financial performance during a 3 year measurement period.

On October 31, 2019, we completed our acquisition (the “Noble Acquisition”) of 100% of the equity interests of Noble International Holdings, Inc., Genia Medical, Inc. and JBCB Holdings, LLC (collectively referred to as “Noble”). Noble, based in Orlando, FL, is a leading provider in developing patient-centric advanced drug delivery system training devices including autoinjector, prefilled syringe, onbody and respiratory devices for the world’s leading biopharmaceutical companies and original equipment manufacturers. The purchase price was approximately $62.3 million (net of $1.6 million of cash acquired) and was funded by cash on hand. As part of the Noble Acquisition, we are also obligated to pay to the selling equityholders of Noble certain contingent consideration based on 2024 cumulative financial performance metrics defined in the purchase agreement. Based on projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $2.9 million utilizing the Black-Scholes valuation model. As of December 31, 2019, $5 million was held in restricted cash pending the finalization of a working capital adjustment and indemnity escrow. During the first quarter of 2020, $1.0 million related to the working capital escrow was released from restriction, resulting in an additional $463 thousand payment due to the seller and a corresponding increase to our purchase price and associated goodwill balance. The results of Noble’s operations have been included in the Condensed Consolidated Financial Statements within our Pharma segment since the date of acquisition.

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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.

2019
Assets
Cash and equivalents	$3,427
Accounts receivable	3,504
Prepaid and other	2,478
Property, plant and equipment	4,267
Goodwill	59,143
Intangible assets	52,980
Other miscellaneous assets	430
Liabilities
Accounts payable, accrued and other liabilities	5,388
Deferred income taxes	2,592
Deferred and other non-current liabilities	1,598
Net assets acquired	$116,651

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	2019
	Weighted-Average	Estimated
	Useful Life	Fair Value
	(in years)	of Asset
Acquired technology	8	$9,160
Customer relationships	11	39,379
Trademarks and trade names	4	2,457
License agreements and other	1	1,984
Total		$52,980

Goodwill in the amount of $59.1 million was recorded related to the 2019 acquisitions which is included in the Pharma segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill largely consists of leveraging our commercial presence in selling the Noble, Nanopharm and Gateway lines of products in markets where they did not previously operate and the abilities of the acquired companies to maintain their competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. For 2019 acquisitions, goodwill of $29.6 million will be deductible for tax purposes.

Asset Acquisition

On August 2, 2019, we completed our asset acquisition (the “Bapco Acquisition”) of the remaining 80% ownership interest in the capital stock of Bapco Closures Holdings Limited (“Bapco”), for $3.8 million (net of $2.9 million of cash acquired). The 20% ownership investment previously held in Bapco is now included within the intangible assets acquired. Bapco, located in Leeds, UK, provides innovative closures sealing technology that provides package integrity and tamper evidence. The results of Bapco’s operations have been included in the Condensed Consolidated Financial Statements within our Food + Beverage segment since the date of acquisition.

NOTE 18 –INVESTMENT IN EQUITY SECURITIES

Our investment in equity securities consisted of the following:

	March 31,	December 31,
	2020	2019
Equity Method Investments:
BTY	$31,043	$119
Kali Care	3,772	3,881
Desotec GmbH	811	858

Other Investments	3,541	3,538
	$39,167	$8,396

Equity method investments

BTY

On October 1, 2019 we entered into a strategic definitive agreement to acquire 49% of the equity interests in 3 related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”), contingent on the settlement date of the transaction. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years subsequent to the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. On January 1, 2020, the transaction closed for an approximate purchase price of $31 million for our 49% share. As of March 31, 2020, we paid approximately $20 million, with the remaining amount of $11 million included in Accounts payable, accrued and other liabilities. The amount is payable after certain conditions under the definitive agreement are fulfilled and is expected to be paid during the second quarter of 2020.

Kali Care

During 2017, we invested $5 million to acquire 20% of the equity interests in Kali Care, a technology company that provides digital monitoring systems for medical devices.

Desotec GmbH

During 2009, we invested €574 thousand to acquire 23% of the equity interests in Desotec GmbH, a leading manufacturer of special assembly machines for bulk processing for the pharmaceutical, beauty and home and food and beverages markets.

Healthcare, Inc.

Subsequent to the quarter end, on April 1, 2020, we invested $5 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd., a pharmaceutical company that provides connected devices for asthma control.

Other investments

During August 2019, we invested an aggregate amount of $3.5 million in two preferred equity investments in sustainability companies Loop and Purecycle Technologies that are accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no indications of impairment nor were there any changes from observable price changes noted in the three months ended March 31, 2020.

NOTE 19 – RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three months ended March 31, 2020 and 2019, we recognized $4.8 million and $9.5 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $110 million for these initiatives, including costs that have been recognized to date. The cumulative expense incurred as of March 31, 2020 was $91.3 million. We also anticipate making capital investments related to the transformation plan of approximately $50 million, of which $40 million has been incurred to date.

As of March 31, 2020 we have recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Three Months		Interest and	Reserve at
	12/31/2019	Ended 3/31/2020	Cash Paid	FX Impact	3/31/2020
Employee severance	$7,090	$4,066	$(503)	$187	$10,840
Professional fees and other costs	3,609	773	(3,069)	(9)	1,304
Totals	$10,699	$4,839	$(3,572)	$178	$12,144

NOTE 20 – SUBSEQUENT EVENTS

On April 1, 2020, the Fusion Acquisition closed for an approximate purchase price of $165 million, plus an earn-out, to acquire 100% of the membership interests. Refer to Note 17 – Acquisitions for further details on the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

Three Months Ended March 31,	2020	2019

Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	62.5	63.0
Selling, research & development and administrative	17.5	16.3
Depreciation and amortization	7.0	6.4
Restructuring initiatives	0.7	1.3
Operating income	12.3	13.0
Other expense	(1.5)	(0.9)
Income before income taxes	10.8	12.1
Net Income	7.7	8.5
Effective tax rate	29.2%	30.0%
Adjusted EBITDA margin (1)	20.0%	20.8%
(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 31.

SIGNIFICANT DEVELOPMENTS

During the first quarter of 2020, financial results and operations were adversely impacted by the current coronavirus (“COVID-19”) pandemic. The significance of the impacts to our segments during the first quarter of 2020 are discussed herein and include, but are not limited to, the adverse impact on sales of products to our travel and retail beauty business and on-the-go beverage customers. The extent to which the COVID-19 pandemic impacts our financial results and operations for fiscal year 2020 and going forward for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions being taken to contain and treat it. No impairments were recorded as of March 31, 2020. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Due to significant uncertainty surrounding the situation, our judgment regarding future results could change and therefore our results could be materially impacted.

As each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world, the majority of our facilities remained operational during the first quarter of 2020. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives could impact our operations. Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of COVID-19 on our future financial results and operations, but the impact could be material for the remainder of fiscal year 2020 and could be material during any future periods affected either directly or indirectly by this pandemic. See Part II, Item 1A, “Risk Factors,” included elsewhere in this report for information on material risks associated with COVID-19.

NET SALES

We reported net sales of $721.6 million for the quarter ended March 31, 2020, which represents a 3% decrease compared to $744.5 million reported during the first quarter of 2019. The average U.S. dollar exchange rate strengthened compared to most major currencies we operate in, resulting in a negative currency translation impact of 2%. The acquisitions of Gateway, Nanopharm and Noble positively impacted sales by 1%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, decreased by 2% in the first quarter of 2020 compared to the same period in 2019. During the first quarter of 2020, our consolidated core sales were negatively impacted by the COVID-19 pandemic, especially within our Beauty + Home segment. Beauty sales within this segment were significantly impacted by the loss of travel and retail sales during the first quarter 2020. Our Food + Beverage segment also realized lower core sales due to the negative impact of COVID-19, especially on our single-serving beverage product sales along with a significant decline in the resin price pass-through to our customers during the quarter. Our Pharma segment realized strong core sales growth during the first quarter of 2020 as all four of our divisions posted improved results compared to the same prior year period.

Three Months Ended March 31, 2020	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(9)%	7%	(2)%	(2)%
Acquisitions	—%	4%	—%	1%
Currency Effects (1)	(3)%	(2)%	(2)%	(2)%
Total Reported Net Sales Growth	(12)%	9%	(4)%	(3)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

Three Months Ended March 31,	2020	% of Total	2019	% of Total
Domestic	$230,400	32%	$213,871	29%
Europe	405,849	56%	431,368	58%
Latin America	50,794	7%	58,182	8%
Asia	34,510	5%	41,039	5%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Cost of sales (“COS”) as a percent of net sales decreased to 62.5% in the first quarter of 2020 compared to 63.0% in the first quarter of 2019. Our COS percentage was positively impacted by our mix of business and lower material costs. The mix of business positively impacted results as we reported sales growth of our higher margin Pharma products compared to sales declines in the other two segments. We also realized approximately $5.2 million in lower raw material input costs during the quarter as both resin and metal prices declined compared to the prior year. We did experience some additional costs and temporary disruptions to our manufacturing capacities during the first quarter of 2020 related to the COVID-19 pandemic. For example, we declared a special bonus payment to certain employees who worked to maintain supply to our customers and keep our facilities running, which increased our COS percentage by approximately 0.4% during the first quarter of 2020.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Selling, research & development and administrative expenses (“SG&A”) increased by approximately $5.0 million to $126.2 million in the first quarter of 2020 compared to $121.2 million during the same period in 2019. Excluding changes in foreign currency rates, SG&A increased by approximately $7.6 million in the quarter. The increase is partly due to $2.8 million of incremental operational costs during the first quarter of 2020 related to our acquired companies. We also recognized increases in professional fees and higher personnel costs, including $2.7 million in stock-based compensation, in accordance with our growth strategy. SG&A as a percentage of net sales increased to 17.5% compared to 16.3% in the same period of the prior year due to the cost increases mentioned above.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $3.3 million to $50.8 million in the first quarter of 2020 compared to $47.5 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.4 million in the quarter compared to the same period in 2019. This increase is partly due to $2.0 million of incremental costs related to our acquisitions. We also increased our capital spending during the first quarter and the prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.0% in the first quarter of 2020 compared to 6.4% in the same period of the prior year primarily due to the incremental increase in expenses noted above.

RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. Restructuring costs related to this plan for the three months ended March 31, 2020 and 2019 are as follows:

Three Months Ended March 31,	2020	2019
Restructuring Initiatives by Segment
Beauty + Home	$4,907	$8,269
Pharma	(31)	326
Food + Beverage	103	510
Corporate & Other	(140)	425
Total Restructuring Initiatives	$4,839	$9,530

We estimate total implementation costs of approximately $110 million, including costs that have been recognized to date. We also anticipate making capital investments related to the business transformation of approximately $50 million, of which $40 million has been incurred to date. Based on our ongoing restructuring initiatives, we are progressing towards our initial target of $80 million annualized incremental EBITDA by the end of 2020, principally within the Beauty + Home segment. However, in addition to impacts of COVID-19, ongoing changes in customer and vendor negotiations, material indices, macro-economic trends and other factors represent continuing headwinds to the Beauty + Home segment, and have offset the consolidated net benefits from these initiatives.

OPERATING INCOME

Operating income decreased approximately $8.6 million in the first quarter of 2020 compared to the same period a year ago. Excluding changes in foreign currency rates, operating income decreased by approximately $6.2 million in the quarter compared to the same period a year ago. Operating income as a percentage of net sales declined to 12.3% in the first quarter of 2020 compared to 13.0% in the prior year mainly due to the increases in SG&A and depreciation and amortization when compared to a lower sales base as discussed above. These cost increases are partially offset by our lower COS percentage and the reduction in restructuring costs during the first quarter of 2020 compared to the prior year.

NET OTHER EXPENSE

Net other expense in the first quarter of 2020 increased $3.3 million to $10.4 million from $7.1 million in the same period of the prior year. Miscellaneous expenses increased by approximately $1.9 million in part due to the high costs to hedge certain Latin American and Asian currencies. We also experienced higher pension costs due to the decline in discount rates in 2020 compared to 2019.

EFFECTIVE TAX RATE

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended March 31, 2020 and 2019 was 29.2% and 30.0%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020 was primarily due to a larger tax benefit from employee share-based compensation offset in part by a mix of other discrete items.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $55.3 million in the three months ended March 31, 2020, compared to $63.0 million for the same period in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions to the personal care, beauty and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2020	2019

Net Sales	$324,560	$367,659
Adjusted EBITDA (1)	34,247	53,191
Adjusted EBITDA margin (1)	10.6%	14.5%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 31.

Reported sales for the quarter ended March 31, 2020 decreased 12% to $324.6 million compared to $367.7 million in the first quarter of the prior year. Changes in currency rates negatively impacted net sales by 3%. Therefore, core sales decreased 9% in the first quarter of 2020 compared to the same quarter of the prior year. The COVID-19 pandemic negatively impacted core sales during the first quarter of 2020. Core sales of our products to the beauty market decreased 13% as we experienced reduced orders from customers providing prestige beauty products, mainly in the travel retail and standard retail settings. Many beauty stores began closing toward the end of the quarter in response to government shelter in place regulations. Core sales to the personal care and home care markets decreased 5% and 6%, respectively. Increased demand for our dispensing solutions for hand sanitizers and cleaners was not enough to offset declines in other personal care and home care categories such as sun care and hair care applications, which were also negatively impacted by travel restrictions and shelter in place regulations.

Three Months Ended March 31, 2020	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	(5)%	(13)%	(6)%	(9)%
Currency Effects (1)	(2)%	(3)%	(2)%	(3)%
Total Reported Net Sales Growth	(7)%	(16)%	(8)%	(12)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2020 decreased 36% to $34.2 million compared to $53.2 million in the same period in the prior year. As discussed above, the COVID-19 pandemic affected our profitability as sales were impacted by travel restrictions and government shelter in place regulations. Our profitability was further impacted by special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running as well as lower overhead absorption due to fluctuations in demand primarily in our facilities that manufacture beauty products. During the first quarter of 2020, we experienced a favorable impact of approximately $1.4 million due to lower raw material input costs, however this was not enough to offset the general economic uncertainties which has led to lower sales to our customers across our markets.

PHARMA SEGMENT

Operations that sell drug delivery, sealing and active packaging solutions primarily to the prescription drug, consumer health care, injectables and active packaging markets form the Pharma segment.

Three Months Ended March 31,	2020	2019

Net Sales	$297,196	$272,701
Adjusted EBITDA (1)	108,342	97,357
Adjusted EBITDA margin (1)	36.5%	35.7%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 31.

Net sales for the Pharma segment increased 9% in the first quarter of 2020 to $297.2 million compared to $272.7 million in the first quarter of 2019. Changes in currencies negatively affected net sales by 2% while our acquisitions of Gateway, Nanopharm and Noble positively impacted sales by 4% in the first quarter of 2020. Therefore, core sales increased by 7% in the first quarter of 2020 compared to the first quarter of 2019. Our Pharma segment had another good quarter with core sales growth across each end market with particularly strong growth in our injectables and active packaging businesses. As these two markets are currently smaller than our prescription and consumer health care markets, there is a smaller impact on the overall segment growth. The segment was not significantly impacted by the COVID-19 pandemic during the first quarter of 2020. Core sales to the prescription drug market increased 2%, mainly on continued growth in sales of our allergic rhinitis products. Core sales to the consumer health care market also increased 2% as increased demand for our products used on nasal decongestant and eye care treatments more than compensated for some softness in demand for our nasal saline products. Injectables core sales grew 21% on increased demand across a variety of components while active packaging core sales improved 26% primarily due to our new Activ Blister packaging for the launch of an oral HIV preventative drug.

Three Months Ended March 31, 2020	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	2%	2%	21%	26%	7%
Acquisitions	1%	—%	19%	—%	4%
Currency Effects (1)	(2)%	(1)%	(3)%	(1)%	(2)%
Total Reported Net Sales Growth	1%	1%	37%	25%	9%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2020 increased 11% to $108.3 million compared to $97.4 million reported in the same period of the prior year. The strong product sales growth discussed above along with incremental profit related to our acquisitions led to the increase in reported results for the first quarter of 2020 compared to the first quarter of 2019. While we didn’t experience a significant impact from COVID-19 on our Pharma segment sales, we did recognize the special bonus payments discussed above which negatively impacted our adjusted EBITDA during the first quarter of 2020.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2020	2019

Net Sales	$99,797	$104,100
Adjusted EBITDA (1)	15,407	16,691
Adjusted EBITDA margin (1)	15.4%	16.0%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 31.

Net sales for the quarter ended March 31, 2020 decreased approximately 4% to $99.8 million compared to $104.1 million in the first quarter of the prior year. Foreign currency rates had an unfavorable impact of 2% on total segment sales. Therefore, core sales decreased by 2% in the first quarter of 2020 compared to the first quarter of 2019. This decrease is due to the passing on of lower resin costs to our customers as well as lower single-serving beverage closure sales which appears to be related to the COVID-19 crisis. For the food market, we realized increased sales of our products used on dairy and spreads applications. For the beverage market, increased demand for our bottled water products was not enough to offset a decline in sales of our on-the-go functional drink products that were significantly affected by COVID-19 impacts.

Three Months Ended March 31, 2020
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	2%	(13)%	(2)%
Currency Effects (1)	(1)%	(2)%	(2)%
Total Reported Net Sales Growth	1%	(15)%	(4)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first quarter of 2020 decreased 8% to $15.4 million compared to $16.7 million reported in the same period of the prior year. The COVID-19 impacts discussed above, along with special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running, more than offset the benefits we received from lower resin input costs and other operational improvements realized during the first quarter of 2020.

CORPORATE & OTHER

In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring and acquisition-related costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended March 31, 2020, Corporate & Other expenses increased to $13.8 million from $12.8 million in the first quarter of 2019. This increase is mainly due to higher stock-compensation expense, professional fees and other personnel costs as we continue to implement our growth strategy.

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

We present adjusted earnings before net interest and taxes (“Adjusted EBIT”) and consolidated adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges (restructuring initiatives), acquisition-related costs and purchase accounting adjustments related to acquisitions and investments. Our “Outlook” discussion below is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates, or reliably predicted because they are not part of our routine activities, such as restructuring and acquisition-related costs.

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

Finally, we provide a reconciliation of free cash flow as a non-U.S. GAAP measure. Free cash flow is calculated as cash provided by operating activities less capital expenditures. We use free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. We believe that it is meaningful to investors in evaluating our financial performance and measuring our ability to generate cash internally to fund our initiatives.

	Three Months Ended
	March 31, 2020

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$721,553	$324,560	$297,196	$99,797	$-	$-

Reported net income	$55,250
Reported income taxes	22,786
Reported income before income taxes	78,036	7,108	89,854	5,962	(16,675)	(8,213)
Adjustments:
Restructuring initiatives	4,839	4,907	(31)	103	(140)
Transaction costs related to acquisitions	1,384	1,384
Purchase accounting adjustments related to acquisitions and investments	1,390	262	1,128
Adjusted earnings before income taxes	85,649	13,661	90,951	6,065	(16,815)	(8,213)
Interest expense	8,388					8,388
Interest income	(175)					(175)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	93,862	13,661	90,951	6,065	(16,815)	-
Depreciation and amortization	50,806	20,586	17,891	9,342	2,987	-
Purchase accounting adjustments included in Depreciation and amortization above	(500)		(500)
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$144,168	$34,247	$108,342	$15,407	$(13,828)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.0%	10.6%	36.5%	15.4%

	Three Months Ended
	March 31, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$744,460	$367,659	$272,701	$104,100	$-	$-

Reported net income	$62,999
Reported income taxes	27,000
Reported income before income taxes	89,999	24,181	81,258	7,716	(15,690)	(7,466)
Adjustments:
Restructuring initiatives	9,530	8,269	326	510	425
Adjusted earnings before income taxes	99,529	32,450	81,584	8,226	(15,265)	(7,466)
Interest expense	9,214					9,214
Interest income	(1,748)					(1,748)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	106,995	32,450	81,584	8,226	(15,265)	-
Depreciation and amortization	47,489	20,741	15,773	8,465	2,510	-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$154,484	$53,191	$97,357	$16,691	$(12,755)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.8%	14.5%	35.7%	16.0%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2020	2019

Notes payable, revolving credit facility and overdrafts	$220,511	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	65,049	65,988
Long-Term Obligations, net of unamortized debt issuance costs	1,075,745	1,085,453
Total Debt	1,361,305	1,195,700
Less:
Cash and equivalents	410,840	241,970
Net Debt	$950,465	$953,730

Total Stockholders' Equity	$1,587,623	$1,572,252
Net Debt	950,465	953,730
Net Capital	$2,538,088	$2,525,982

Net Debt to Net Capital	37.4%	37.8%

Free Cash Flow Reconciliation	March 31,	March 31,
	2020	2019

Net Cash Provided by Operations	$85,033	$77,636

Less:
Capital Expenditures	61,625	51,742
Free Cash Flow	$23,408	$25,894

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. Changes in exchange rates on such inter-country sales could materially impact our results of operations. During the first quarter of 2020 the U.S. dollar strengthened compared to the euro and other currencies in Latin America and Asia. This resulted in a dilutive impact on our translated results during the first quarter of 2020 when compared to the first quarter of 2019.

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December. In addition to the impacts of COVID-19, our results of operations in a quarterly period could be impacted by factors such as the seasonality of certain products within our segments, changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the markets to which our products are sold and changes in general economic conditions in any of the countries in which we do business.

LIQUIDITY AND CAPITAL RESOURCES

Given the diversification of our segments, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. Our Pharma segment provided strong operating cash flows to balance out the temporary softness in some of our Beauty + Home and Food + Beverage markets during the first quarter of 2020. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth, cost efficiencies and to make acquisitions that will contribute to the achievement of our strategic objectives. Amid the COVID-19 pandemic, we are focused on preserving our liquidity and therefore we have temporarily suspended repurchasing shares of our common stock and contributions to our defined benefit plans. However, we intend to continue to pay quarterly dividends to our stockholders, invest in our business and make acquisitions, as considered necessary to achieve our strategic objectives. In the event that customer demand would decrease significantly for a prolonged period of time due to the COVID-19 pandemic and adversely impact our cash flow from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

Cash and equivalents increased to $414.8 million at March 31, 2020 from $247.0 million at December 31, 2019. Total short and long-term interest bearing debt of $1.4 billion at March 31, 2020 increased from $1.2 billion at December 31, 2019 resulting from $175.0 million in net proceeds from our group credit facility during the first quarter of 2020 the majority of which was utilized to fund the second quarter Fusion acquisition. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 37.4% at March 31, 2010 compared to 37.8% at December 31, 2019. See the reconciliation of non-U.S. GAAP measures starting on page 31.

In the first three months of 2020, our operations provided approximately $85.0 million in net cash flow compared to $77.6 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operations during the first three months of 2020 is primarily attributable to the lower restructuring costs and better working capital management.

We used $88.1 million in cash for investing activities during the first three months of 2020 compared to $39.1 million during the same period a year ago. Our investment in capital projects increased $9.9 million during the first three months of 2020 compared to the first three months of 2019, as projects in progress at year end were paid during the first quarter of 2020. During the first three months of 2020, we invested $20.4 million in our 49% equity interest of BTY, which is accounted for as an equity method investment. Additionally, we released $1.0 million relating to the working capital escrow settlement and paid an additional $463 thousand as a working capital payment related to our acquisition of Noble. Our 2020 estimated cash outlays for capital expenditures are expected to be in the range of approximately $220 to $240 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities provided $174.3 million in cash during the first three months of 2020 compared to $90.8 million in cash used by financing activities during the same period a year ago. During the first three months of 2020, we received net proceeds from our U.S. short term credit facility of $175.0 million and stock option exercises of $18.6 million. We used cash on hand to pay $23.0 million of dividends and repayments of $4.4 million related to our outstanding debt obligations.

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. $200.0 million was utilized under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of March 31, 2020. The $25.0 million balance at December 31, 2019 under our U.S. credit facility was repaid during the first quarter of 2020. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheets.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.73 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.32 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

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

On April 15, 2020, the Board of Directors declared a quarterly cash dividend of $0.36 per share payable on May 20, 2020 to stockholders of record as of April 29, 2020.

CONTINGENCIES

The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Please refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting our business.

OFF-BALANCE SHEET ARRANGEMENTS

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. As a result of the adoption of ASU 2016-02 and subsequent amendments, which requires organizations to recognize leases on the balance sheet, we do not have significant off-balance sheet arrangements. Please refer to Note 7 – Leases of the Notes to Condensed Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates. Standards that are effective for 2020 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

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

OUTLOOK

Factors that could impact our second quarter results, include among other things, the duration and severity of the COVID-19 pandemic, the pace and scope of reopening in regions that are currently under government confinement orders, the speed at which beauty and other retail stores open, the willingness of consumers to participate in those shopping channels, the rate at which airline travel will resume and the general level of on-the-go consumption particularly with certain beverage products.

Aptar expects the near-term effects related to the COVID-19 pandemic to continue through the second quarter and anticipates that they will be more pronounced than the Company experienced in the first quarter. The results of Aptar’s Beauty + Home segment are expected to be significantly impacted by continued softness across each end market primarily related to the effects of COVID-19. In addition, the Food + Beverage segment, which had very strong growth in the prior year second quarter, is expected to see continued softness in the on-the-go beverage market primarily related to COVID-19 and the impact from passing on lower resin costs. Aptar’s Pharma segment is facing difficult comparisons compared to the prior year’s exceptional growth, especially within its prescription division. Aptar’s second quarter results are expected to include expenses of approximately $3.6 million (pretax) related to the Thank You Award being given to employees who have made it possible for Aptar to continue to supply critical infrastructure industries during the COVID-19 crisis.

We expect earnings per share for the second quarter of 2020, excluding any restructuring expenses and acquisition-related costs, to be in the range of $0.58 to $0.73 and this guidance is based on an effective tax rate range of 31% to 33%.

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

●	outbreaks of pandemics, including the impact of COVID-19 on our global supply chain and our global customers and operations, which has elevated and may or will continue to elevate many of the risks and uncertainties discussed below;
●	economic conditions worldwide, including potential deflationary or inflationary conditions in regions we rely on for growth;
●	political conditions worldwide, including the impact of the UK leaving the European Union (Brexit) on our UK operations;
●	significant fluctuations in foreign currency exchange rates or our effective tax rate;
●	the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate;
●	financial conditions of customers and suppliers;
●	consolidations within our customer or supplier bases;
●	changes in customer and/or consumer spending levels;
●	loss of one or more key accounts;
●	the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
●	fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
●	our ability to successfully implement facility expansions and new facility projects;
●	our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
●	changes in capital availability or cost, including interest rate fluctuations;
●	volatility of global credit markets;
●	our ability to identify potential new acquisitions and to successfully acquire and integrate such operations and products, including the successful integration of the businesses we have acquired, including contingent consideration valuation;
●	direct or indirect consequences of acts of war, terrorism or social unrest;
●	cybersecurity threats that could impact our networks and reporting systems;
●	the impact of natural disasters and other weather-related occurrences;
●	fiscal and monetary policies and other regulations;
●	changes or difficulties in complying with government regulation;
●	changing regulations or market conditions regarding environmental sustainability;
●	work stoppages due to labor disputes;
●	competition, including technological advances;
●	our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
●	the outcome of any legal proceeding that has been or may be instituted against us and others;
●	our ability to meet future cash flow estimates to support our goodwill impairment testing;
●	the demand for existing and new products;
●	the success of our customers’ products, particularly in the pharmaceutical industry;
●	our ability to manage worldwide customer launches of complex technical products, particularly in developing markets;
●	difficulties in product development and uncertainties related to the timing or outcome of product development;
●	significant product liability claims;
●	the execution of our business transformation plan; and
●	other risks associated with our operations.

Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A (Risk Factors) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2019 and to Item 1A (Risk Factors) of Part II of this report for additional risk factors affecting the Company.

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

The table below provides information as of March 31, 2020 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2020.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

EUR / USD	$22,646	1.1074	18,669-22,646
EUR / BRL	9,376	4.8745	9,376-11,407
CHF / EUR	6,089	0.9387	6,040-6,605
EUR / INR	3,781	79.7800	3,781-3,981
CZK / EUR	3,169	0.0384	0-3,169
EUR / MXN	2,137	21.5937	1,999-2,239
USD / EUR	2,085	0.8972	1,322-4,978
USD / CNY	2,000	7.0663	2,000-2,000
EUR / CHF	1,773	1.0587	0-1,773
MXN / USD	1,384	0.0519	557-1,384
CHF / USD	835	1.0367	0-835
GBP / EUR	718	1.1774	718-1,544
USD / CHF	130	0.9551	0-130
Total	$56,123

As of March 31, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $2.1 million in prepaid and other and $0.5 million in accounts payable and accrued liabilities on the balance sheet. We also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $6.8 million reported in prepaid and other on the balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended March 31, 2020, we implemented enterprise resource planning (“ERP”) systems at two operating facilities. Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Amid the COVID-19 pandemic, we have implemented remote work arrangements and restricted non-essential business travel. These arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factors are in addition to the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A, “Risk Factors” filed with the SEC pursuant to the Exchange Act. The effects of the events and circumstances described in the following risk factors have elevated and may or will continue to elevate many of the risks contained in the Company’s Form 10-K, including the risks relating to a deterioration in economic conditions in a particular region or market, our fixed costs structure, reliance on single sourced materials and manufacturing sites and potential asset impairments.

The COVID-19 pandemic is currently adversely affecting our business. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects. The COVID-19 pandemic adversely affected our sales of products to our travel and retail beauty business and on-the-go beverage customers in the quarter ended March 31, 2020 and that adverse impact has continued into the second quarter. Since the end of the quarter, economic and health conditions in the United States and across most of the globe have changed rapidly. Customer demand across all segments, particularly our Beauty + Home and Food + Beverage segments, may decrease further from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.

The ability of our employees to work may be significantly impacted by COVID-19. The majority of our office and management personnel are working remotely and the majority of our facilities remained operational during the first quarter of 2020 as each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world. The health and safety of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the virus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended March 31, 2020, the Plan purchased 10,487 shares of our common stock on behalf of the participants at an average price of $98.22, for an aggregate amount of $1.0 million. The Plan sold 12,202 shares of our common stock on behalf of the participants at an average price of $98.35, for an aggregate amount of $1.2 million during the same period. At March 31, 2020, the Plan owned 88,478 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three months ended March 31, 2020, we did not repurchase any shares. As of March 31, 2020, there was $278.5 million of authorized share repurchases available to us. Amid the COVID-19 pandemic, we are focused on preserving our liquidity and therefore we have temporarily suspended repurchasing shares of our common stock.

ITEM 6. EXHIBITS

Exhibit 10.1	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.2	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.3	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.4	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.5	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 10.6	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2020, filed with the SEC on May 1, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Balance Sheets – March 31, 2020 and December 31, 2019, (v) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2020 and 2019, (vi) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2020 and 2019 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 1, 2020