Form 10-Q
period 2020-06-30
APTARGROUP INC
filed 2020-07-31
CIK 896622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares outstanding of common stock, as of July 24, 2020, was 64,473,805 shares.

AptarGroup, Inc.

Form 10-Q

Quarter Ended June 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Sales	$699,305	$742,661	$1,420,858	$1,487,121
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	441,702	469,441	892,958	938,573
Selling, research & development and administrative	123,365	113,752	249,557	234,967
Depreciation and amortization	56,429	47,867	107,235	95,356
Restructuring initiatives	7,331	1,737	12,170	11,267
	628,827	632,797	1,261,920	1,280,163
Operating Income	70,478	109,864	158,938	206,958

Other (Expense) Income:
Interest expense	(8,734)	(8,756)	(17,122)	(17,970)
Interest income	175	1,033	350	2,781
Equity in results of affiliates	(328)	9	(1,127)	(86)
Miscellaneous, net	(923)	(49)	(2,335)	417
	(9,810)	(7,763)	(20,234)	(14,858)

Income before Income Taxes	60,668	102,101	138,704	192,100

Provision for Income Taxes	18,808	28,180	41,594	55,180

Net Income	$41,860	$73,921	$97,110	$136,920

Net Income Attributable to Noncontrolling Interests	$(21)	$(6)	$(18)	$(1)

Net Income Attributable to AptarGroup, Inc.	$41,839	$73,915	$97,092	$136,919

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.65	$1.16	$1.51	$2.17
Diluted	$0.63	$1.12	$1.47	$2.08

Average Number of Shares Outstanding:
Basic	64,262	63,471	64,135	63,219
Diluted	66,384	66,232	66,246	65,842

Dividends per Common Share	$0.36	$0.36	$0.72	$0.70

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Income	$41,860	$73,921	$97,110	$136,920
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	19,096	9,414	(23,133)	(197)
Changes in derivative (losses) gains, net of tax	(733)	(479)	750	(872)
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	72	83	143	167
Amortization of net loss included in net income, net of tax	1,368	633	2,933	1,270
Total defined benefit pension plan, net of tax	1,440	716	3,076	1,437
Total other comprehensive income (loss)	19,803	9,651	(19,307)	368
Comprehensive Income	61,663	83,572	77,803	137,288
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(22)	2	(19)	(1)
Comprehensive Income Attributable to AptarGroup, Inc.	$61,641	$83,574	$77,784	$137,287

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and equivalents	$247,656	$241,970
Accounts and notes receivable, less current expected credit loss ("CECL") of $6,080 in 2020 and $3,626 in 2019	575,655	558,428
Inventories	381,939	375,795
Prepaid and other	138,321	115,048
	1,343,571	1,291,241
Property, Plant and Equipment:
Buildings and improvements	521,312	504,328
Machinery and equipment	2,578,354	2,521,737
	3,099,666	3,026,065
Less: Accumulated depreciation	(2,028,101)	(1,963,520)
	1,071,565	1,062,545
Land	26,355	25,133
	1,097,920	1,087,678
Other Assets:
Investments in equity securities	44,193	8,396
Goodwill	861,928	763,461
Intangible assets, net	352,740	291,084
Operating lease right-of-use assets	68,665	72,377
Miscellaneous	44,999	47,882
	1,372,525	1,183,200
Total Assets	$3,814,016	$3,562,119

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share amounts

	June 30,	December 31,
	2020	2019
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$150,831	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	66,248	65,988
Accounts payable, accrued and other liabilities	612,688	573,028
	829,767	683,275
Long-Term Obligations, net of unamortized debt issuance costs	1,082,742	1,085,453
Deferred Liabilities and Other:
Deferred income taxes	39,414	41,388
Retirement and deferred compensation plans	108,896	101,225
Operating lease liabilities	52,036	55,276
Deferred and other non-current liabilities	55,175	23,250
Commitments and contingencies	—	—
	255,521	221,139
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 69.0 and 68.6 million shares issued as of June 30, 2020 and December 31, 2019, respectively	690	686
Capital in excess of par value	803,511	770,596
Retained earnings	1,573,392	1,523,820
Accumulated other comprehensive loss	(361,256)	(341,948)
Less: Treasury stock at cost, 4.7 and 4.8 million shares as of June 30, 2020 and December 31, 2019, respectively	(370,706)	(381,238)
Total AptarGroup, Inc. Stockholders’ Equity	1,645,631	1,571,916
Noncontrolling interests in subsidiaries	355	336
Total Stockholders’ Equity	1,645,986	1,572,252
Total Liabilities and Stockholders’ Equity	$3,814,016	$3,562,119

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2020 and 2019		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - March 31, 2019	$1,413,453	$(319,795)	$676	$(327,871)	$700,933	$318	$1,467,714
Net income	73,915	—	—	—	—	6	73,921
Foreign currency translation adjustments	—	9,422	—	—	—	(8)	9,414
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	716	—	—	—	—	716
Changes in derivative gains (losses), net of tax	—	(479)	—	—	—	—	(479)
Stock awards and option exercises	—	—	7	14,587	42,399	—	56,993
Cash dividends declared on common stock	(22,761)	—	—	—	—	—	(22,761)
Treasury stock purchased	—	—	—	(4,096)	—	—	(4,096)
Balance - June 30, 2019	$1,464,607	$(310,136)	$683	$(317,380)	$743,332	$316	$1,581,422

Balance - March 31, 2020	$1,554,665	$(381,058)	$689	$(372,573)	$785,567	$333	$1,587,623
Net income	41,839	—	—	—	—	21	41,860
Foreign currency translation adjustments	—	19,095	—	—	—	1	19,096
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,440	—	—	—	—	1,440
Changes in derivative gains (losses), net of tax	—	(733)	—	—	—	—	(733)
Stock awards and option exercises	—	—	1	1,867	17,944	—	19,812
Cash dividends declared on common stock	(23,112)	—	—	—	—	—	(23,112)
Balance - June 30, 2020	$1,573,392	$(361,256)	$690	$(370,706)	$803,511	$355	$1,645,986

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2020 and 2019		Accumulated
		Other	Common		Capital in	Non-
	Retained	Comprehensive	Stock	Treasury	Excess of	Controlling	Total
	Earnings	(Loss) Income	Par Value	Stock	Par Value	Interest	Equity
Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income	136,919	—	—	—	—	1	136,920
Foreign currency translation adjustments	—	(197)	—	—	—	—	(197)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,437	—	—	—	—	1,437
Changes in derivative gains (losses), net of tax	—	(872)	—	—	—	—	(872)
Stock awards and option exercises	—	—	10	19,924	64,563	—	84,497
Cash dividends declared on common stock	(44,138)	—	—	—	—	—	(44,138)
Treasury stock purchased	—	—	—	(19,096)	—	—	(19,096)
Balance - June 30, 2019	$1,464,607	$(310,136)	$683	$(317,380)	$743,332	$316	$1,581,422

Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income	97,092	—	—	—	—	18	97,110
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	(23,134)	—	—	—	1	(23,133)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	3,076	—	—	—	—	3,076
Changes in derivative gains (losses), net of tax	—	750	—	—	—	—	750
Stock awards and option exercises	—	—	4	10,532	32,915	—	43,451
Cash dividends declared on common stock	(46,143)	—	—	—	—	—	(46,143)
Balance - June 30, 2020	$1,573,392	$(361,256)	$690	$(370,706)	$803,511	$355	$1,645,986

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2020	2019

Cash Flows from Operating Activities:
Net income	$97,110	$136,920
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	86,901	82,968
Amortization	20,334	12,388
Stock-based compensation	17,603	12,978
Provision for CECL	1,089	312
(Gain) loss on disposition of fixed assets	(46)	368
Deferred income taxes	9	679
Defined benefit plan expense	11,550	7,699
Equity in results of affiliates	1,127	86
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(25,625)	(28,772)
Inventories	(13,241)	(18,503)
Prepaid and other current assets	(16,936)	546
Accounts payable, accrued and other liabilities	63,256	14,590
Income taxes payable	(8,446)	1,840
Retirement and deferred compensation plan liabilities	(5,916)	(4,652)
Other changes, net	(1,083)	1,693
Net Cash Provided by Operations	227,686	221,140
Cash Flows from Investing Activities:
Capital expenditures	(122,986)	(124,774)
Proceeds from sale of property, plant and equipment	4,130	1,082
Acquisition of business, net of cash acquired and release of escrow	(159,570)	(49,131)
Acquisition of intangible assets, net	(3,612)	(602)
Investment in equity securities	(34,044)	—
Proceeds from sale of investment in equity securities	—	16,487
Notes receivable, net	(1,045)	(220)
Net Cash Used by Investing Activities	(317,127)	(157,158)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	14,464	31,022
Repayments of notes payable and overdrafts	(27,788)	(35,490)
Proceeds and repayments of short term revolving credit facility, net	125,000	(38,685)
Proceeds from long-term obligations	1,316	10,446
Repayments of long-term obligations	(4,067)	(6,546)
Payment of contingent consideration obligation	(1,500)	—
Dividends paid	(46,143)	(44,138)
Proceeds from stock option exercises	30,058	70,712
Purchase of treasury stock	—	(19,096)
Net Cash Provided (Used) by Financing Activities	91,340	(31,775)
Effect of Exchange Rate Changes on Cash	8,522	3,920
Net Increase in Cash and Equivalents and Restricted Cash	10,421	36,127
Cash and Equivalents and Restricted Cash at Beginning of Period	246,973	266,823
Cash and Equivalents and Restricted Cash at End of Period	$257,394	$302,950

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Noble and Fusion Acquisitions (as defined herein).

Six Months Ended June 30,	2020	2019

Cash and equivalents	$247,656	$302,950
Restricted cash included in prepaid and other	9,738	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$257,394	$302,950

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

Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. For the six months ended June 30, 2020, our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues.

There are many uncertainties regarding the current COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause. The pandemic has impacted our business, operations and financial results during the six months ended June 30, 2020 including an overall reduction to net sales. No impairments were recorded as of June 30, 2020. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Due to significant uncertainty surrounding the situation, our judgment regarding future results could change and therefore our results could be materially impacted.

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

NOTE 2 – REVENUE

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, we allocate the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). The majority of our revenues are derived from product and tooling sales; however, we also receive revenues from service, license, exclusivity and royalty arrangements, which collectively are not material to the quarterly and year-to-date results. Revenue by segment and geography for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the Three Months Ended June 30, 2020
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$152,412	$94,349	$29,893	$23,132	$299,786
Pharma	201,813	81,098	6,987	11,361	301,259
Food + Beverage	27,841	54,478	6,489	9,452	98,260
Total	$382,066	$229,925	$43,369	$43,945	$699,305

	For the Three Months Ended June 30, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$202,541	$73,973	$41,449	$24,117	$342,080
Pharma	190,654	76,042	7,078	8,165	281,939
Food + Beverage	32,336	65,160	9,211	11,935	118,642
Total	$425,531	$215,175	$57,738	$44,217	$742,661

	For the Six Months Ended June 30, 2020
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$339,362	$176,194	$66,074	$42,716	$624,346
Pharma	391,943	172,063	13,566	20,883	598,455
Food + Beverage	56,610	112,068	14,523	14,856	198,057
Total	$787,915	$460,325	$94,163	$78,455	$1,420,858

	For the Six Months Ended June 30, 2019
			Latin
Segment	Europe	Domestic	America	Asia	Total
Beauty + Home	$418,774	$160,952	$84,091	$45,922	$709,739
Pharma	374,828	147,814	14,734	17,264	554,640
Food + Beverage	63,297	120,280	17,095	22,070	222,742
Total	$856,899	$429,046	$115,920	$85,256	$1,487,121

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

The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of	Balance as of	Increase/
	December 31, 2019	June 30, 2020	(Decrease)
Contract asset (current)	$16,245	$15,113	$(1,132)
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$79,305	$70,708	$(8,597)
Contract liability (long-term)	$9,779	$20,662	$10,883

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $27.3 million, including $21.6 million relating to contract liabilities at the beginning of the year.

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

In certain instances, we offer extended warranties on tools sold to our customers above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2019, $515 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable, Accrued and Other Liabilities. At June 30, 2020, the unearned amount was $410 thousand. We expect to recognize approximately $111 thousand of the unearned amount during the remainder of 2020, $125 thousand in 2021, and $174 thousand thereafter.

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

At June 30, 2020, we reported $576 million of accounts receivable, net of CECL of $6.1 million. Changes in the allowance were not material for the six months ended June 30, 2020. Current uncertainty in credit and market conditions due to the COVID-19 pandemic may slow our collection efforts if customers experience significant difficulty accessing credit and paying their obligations, which may lead to higher than normal accounts receivable and increased CECL charges.

NOTE 3 - INVENTORIES

Inventories, by component, consisted of:

	June 30,	December 31,
	2020	2019
Raw materials	$112,287	$111,653
Work in process	123,710	123,750
Finished goods	145,942	140,392
Total	$381,939	$375,795

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reporting segment since December 31, 2019 are as follows:

	Beauty +		Food +	Corporate
	Home	Pharma	Beverage	& Other	Total
Goodwill	$221,658	$413,650	$128,153	$1,615	$765,076
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2019	$221,658	$413,650	$128,153	$—	$763,461
Acquisition	99,644	463	—	—	100,107
Foreign currency exchange effects	(473)	(1,175)	8	—	(1,640)
Goodwill	$320,829	$412,938	$128,161	$1,615	$863,543
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2020	$320,829	$412,938	$128,161	$—	$861,928

The table below shows a summary of intangible assets as of June 30, 2020 and December 31, 2019.

		June 30, 2020			December 31, 2019
Weighted Average		Gross			Gross
Amortization Period		Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Amortized intangible assets:
Patents	7.1	$2,703	(1,334)	$1,369	$2,804	$(1,318)	$1,486
Acquired technology	12.6	105,020	(29,907)	75,113	100,511	(25,430)	75,081
Customer relationships	13.5	279,709	(43,561)	236,148	217,934	(33,924)	184,010
Trademarks and trade names	6.0	44,508	(13,568)	30,940	35,015	(11,003)	24,012
License agreements and other	15.5	22,480	(13,310)	9,170	16,153	(9,658)	6,495
Total intangible assets	12.6	$454,420	$(101,680)	$352,740	$372,417	$(81,333)	$291,084

Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2020 and 2019 was $12,320 and $6,386, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2020 and 2019 was $20,334 and $12,388, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2020	$19,192	(remaining estimated amortization for 2020)
2021	37,723
2022	37,443
2023	37,362
2024 and thereafter	221,020

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2020.

NOTE 5 – INCOME TAXES

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.

The effective tax rate for the three months ended June 30, 2020 and 2019, respectively, was 31.0% and 27.6%. The effective tax rate for the three months ended June 30, 2019 was favorably impacted by net tax benefits of $2.9 million from discrete events. This consisted of a $9.1 million benefit from the excess tax benefits from employee share-based compensation offset by, among other items, a $6.3 million charge to record a valuation allowance to properly reflect the realization of recorded deferred tax assets.

The effective tax rate for the six months ended June 30, 2020 and 2019, respectively, was 30.0% and 28.7%. The effective tax rate for the six months ended June 30, 2020 reflects a favorable impact of net tax benefits of $4.6 million, primarily from the excess tax benefits from employee share-based compensation.  This is offset by the unfavorable impact from the mix of earnings, particularly losses in jurisdictions where we cannot record the tax benefit. The effective tax rate for the six months ended June 30, 2019 was favorably impacted by net tax benefits of $4.1 million from discrete events.  This consisted of a favorable impact of $11.6 million from the excess tax benefits from employee share-based compensation, offset by, among other items, a $7.0 million charge recognized to record a valuation allowance to properly reflect the realization of recorded deferred tax assets.

NOTE 6 – DEBT

Notes Payable, Revolving Credit Facility and Overdrafts

At June 30, 2020 and December 31, 2019, our notes payable, revolving credit facility and overdrafts, consisted of the following:

	June 30,	December 31,
	2020	2019
Notes payable 8.00%	$831	$1,436
Revolving credit facility 1.28%	150,000	25,000
Overdrafts 5.68% - 7.82%	—	17,823
	$150,831	$44,259

We maintain a multi-currency revolving credit facility with two tranches that matures in July 2022 which provides for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. $150.0 million was utilized under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of June 30, 2020. $25.0 million was utilized under our U.S. facility and no balance was utilized on our euro-based revolving credit facility as of December 31, 2019.

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

Long-Term Obligations

At June 30, 2020, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$15,358	$—	$15,358
Senior unsecured notes 3.2%, due in 2022	75,000	52	74,948
Senior unsecured debts 2.4% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	168,000	315	167,685
Senior unsecured notes 3.5%, due in 2023	125,000	126	124,874
Senior unsecured notes 1.0%, due in 2023	112,340	326	112,014
Senior unsecured notes 3.4%, due in 2024	50,000	56	49,944
Senior unsecured notes 3.5%, due in 2024	100,000	126	99,874
Senior unsecured notes 1.2%, due in 2024	224,680	661	224,019
Senior unsecured notes 3.6%, due in 2025	125,000	145	124,855
Senior unsecured notes 3.6%, due in 2026	125,000	145	124,855
Finance Lease Liabilities	30,564	—	30,564
	$1,150,942	$1,952	$1,148,990
Current maturities of long-term obligations	(66,248)	—	(66,248)
Total long-term obligations	$1,084,694	$1,952	$1,082,742

At December 31, 2019, our long-term obligations consisted of the following:

		Unamortized
		Debt Issuance
	Principal	Costs	Net
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$19,220	$—	$19,220
Senior unsecured notes 3.2%, due in 2022	75,000	64	74,936
Senior unsecured debts 3.2% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	168,000	390	167,610
Senior unsecured notes 3.5%, due in 2023	125,000	144	124,856
Senior unsecured notes 1.0%, due in 2023	112,170	356	111,814
Senior unsecured notes 3.4%, due in 2024	50,000	63	49,937
Senior unsecured notes 3.5%, due in 2024	100,000	144	99,856
Senior unsecured notes 1.2%, due in 2024	224,340	742	223,598
Senior unsecured notes 3.6%, due in 2025	125,000	169	124,831
Senior unsecured notes 3.6%, due in 2026	125,000	169	124,831
Finance Lease Liabilities	29,952	—	29,952
	$1,153,682	$2,241	$1,151,441
Current maturities of long-term obligations	(65,988)	—	(65,988)
Total long-term obligations	$1,087,694	$2,241	$1,085,453

The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are $62,259, $59,990, $133,859, $338,967, $274,900 and $250,404 thereafter.

Covenants

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.98 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.50 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

NOTE 7 – LEASES

We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating and finance leases expiring at various dates through the year 2034. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.

Amortization expense related to finance leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and selling research & development and administrative expenses (“SG&A”).

The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$5,841	$5,437	$11,095	$11,441

Finance lease cost:
Amortization of right-of-use assets	$906	$1,004	$2,105	$1,876
Interest on lease liabilities	369	325	717	640
Total finance lease cost	$1,275	$1,329	$2,822	$2,516

Short-term lease and variable lease costs	$2,430	$2,328	$4,878	$4,270

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,662	$10,249
Operating cash flows from finance leases	704	534
Financing cash flows from finance leases	2,545	2,294

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,371	$9,512
Finance leases	3,127	11,622

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2020	2019	2020	2019
Service cost	$3,562	$2,775	$1,767	$1,445
Interest cost	1,536	1,846	340	495
Expected return on plan assets	(2,702)	(3,095)	(631)	(586)
Amortization of net loss	1,294	489	514	359
Amortization of prior service cost	—	—	95	113
Net periodic benefit cost	$3,690	$2,015	$2,085	$1,826

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2020	2019	2020	2019
Service cost	$7,139	$5,548	$3,535	$2,905
Interest cost	3,523	3,691	680	996
Expected return on plan assets	(6,124)	(6,189)	(1,265)	(1,178)
Amortization of net loss	2,842	978	1,028	722
Amortization of prior service cost	—	—	192	226
Net periodic benefit cost	$7,380	$4,028	$4,170	$3,671

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS

Although we currently have no minimum funding requirements for our domestic and foreign plans, we contributed $204 thousand to our ongoing domestic supplemental employee retirement plan (“SERP”) annuity contracts during the six months ended June 30, 2020. We plan to contribute approximately an additional $200 thousand to pay our ongoing SERP annuity contracts during 2020. We have contributed approximately $1.1 million to our foreign defined benefit plans during the six months ended June 30, 2020 and do not expect additional significant contributions during 2020.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign	Defined Benefit
	Currency	Pension Plans	Derivatives	Total
Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive (loss) income before reclassifications	(197)	—	3,727	3,530
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,437	(4,599)	(3,162)
Net current-period other comprehensive (loss) income	(197)	1,437	(872)	368
Balance - June 30, 2019	$(248,598)	$(59,026)	$(2,512)	$(310,136)

Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive (loss) income before reclassifications	(23,134)	—	1,758	(21,376)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,076	(1,008)	2,068
Net current-period other comprehensive (loss) income	(23,134)	3,076	750	(19,308)
Balance - June 30, 2020	$(280,258)	$(80,071)	$(927)	$(361,256)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Three Months Ended June 30,	2020	2019

Defined Benefit Pension Plans
Amortization of net loss	$1,808	$848	(1)
Amortization of prior service cost	95	113	(1)
	1,903	961	Total before tax
	(463)	(245)	Tax benefit
	$1,440	$716	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(525)	$(1,552)	Interest Expense
Changes in cross currency swap: foreign exchange component	3,060	3,084	Miscellaneous, net
	$2,535	$1,532	Net of tax
Total reclassifications for the period	$3,975	$2,248

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
Six Months Ended June 30,	2020	2019

Defined Benefit Pension Plans
Amortization of net loss	$3,870	$1,700	(1)
Amortization of prior service cost	192	226	(1)
	4,062	1,926	Total before tax
	(986)	(489)	Tax benefit
	$3,076	$1,437	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(1,288)	$(3,006)	Interest Expense
Changes in cross currency swap: foreign exchange component	280	(1,593)	Miscellaneous, net
	$(1,008)	$(4,599)	Net of tax
Total reclassifications for the period	$2,068	$(3,162)
(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax. See Note 8 – Retirement and Deferred Compensation Plans for additional details.

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

During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a cross currency swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $0.9 million of loss is included in accumulated other comprehensive loss at June 30, 2020. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at June 30, 2020 is $0.3 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of June 30, 2020, the fair values of the cross currency swap were a $3.1 million asset. The swap contract expires on July 20, 2022.

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

Other

As of June 30, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other and $0.1 million in accounts payable and accrued liabilities on the balance sheet. All forward exchange contracts outstanding as of June 30, 2020 had an aggregate notional contract amount of $49.4 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019

		June 30, 2020		December 31, 2019
			Derivatives		Derivatives
		Derivatives	not	Derivatives	not
		Designated	Designated	Designated	Designated
	Balance Sheet	as Hedging	as Hedging	as Hedging	as Hedging
	Location	Instruments	Instruments	Instruments	Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$747	$—	$206
Cross Currency Swap Contract (1)	Prepaid and other	3,052	—	2,552	—
		$3,052	$747	$2,552	$206

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$137	$—	$401
		$—	$137	$—	$401
(1)	This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2020 and 2019

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2020	2019		2020	2019
Cross currency swap contract:
Interest component	$(208)	$1,080	Interest expense	$525	$1,552	$(8,734)
Foreign exchange component	(3,060)	(3,084)	Miscellaneous, net	(3,060)	(3,084)	(923)
	$(3,268)	$(2,004)		$(2,535)	$(1,532)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2020 and 2019

				Amount of Gain (Loss)		Total Amount
	Amount of Gain (Loss)		Location of (Loss)	Reclassified from		of Affected
Derivatives in Cash	Recognized in		Gain Recognized	Accumulated		Income
Flow Hedging	Other Comprehensive		in Income on	Other Comprehensive		Statement
Relationships	Income on Derivative		Derivatives	Income on Derivative		Line Item
	2020	2019		2020	2019
Cross currency swap contract:
Interest component	$2,038	$2,472	Interest expense	$1,288	$3,006	$(17,122)
Foreign exchange component	(280)	1,593	Miscellaneous, net	(280)	1,593	(2,335)
	$1,758	$4,065		$1,008	$4,599

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2020 and 2019

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2020	2019
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(940)	$(251)
		$(940)	$(251)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2020 and 2019

		Amount of (Loss) Gain
Derivatives Not Designated	Location of (Loss) Gain Recognized	Recognized in Income
as Hedging Instruments	in Income on Derivatives	on Derivatives
		2020	2019
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$807	$(514)
		$807	$(514)

				Gross Amounts not Offset
		Gross Amounts	Net Amounts	in the Statement of
		Offset in the	Presented in	Financial Position
	Gross	Statement of	the Statement of	Financial	Cash Collateral	Net
	Amount	Financial Position	Financial Position	Instruments	Received	Amount
Description
June 30, 2020
Derivative Assets	$3,799	—	$3,799	—	—	$3,799
Total Assets	$3,799	—	$3,799	—	—	$3,799

Derivative Liabilities	$137	—	$137	—	—	$137
Total Liabilities	$137	—	$137	—	—	$137

December 31, 2019
Derivative Assets	$2,758	—	$2,758	—	—	$2,758
Total Assets	$2,758	—	$2,758	—	—	$2,758

Derivative Liabilities	$401	—	$401	—	—	$401
Total Liabilities	$401	—	$401	—	—	$401

NOTE 11 – FAIR VALUE

Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
●	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$747	$—	$747	$—
Cross currency swap contract (1)	3,052	—	3,052	—
Total assets at fair value	$3,799	$—	$3,799	$—
Liabilities
Foreign exchange contracts (1)	$137	$—	$137	$—
Contingent consideration obligation	24,710	—	—	24,710
Total liabilities at fair value	$24,847	$—	$137	$24,710

As of December 31, 2019, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$206	$—	$206	$—
Cross currency swap contract (1)	2,552	—	2,552	—
Total assets at fair value	$2,758	$—	$2,758	$—
Liabilities
Foreign exchange contracts (1)	$401	$—	$401	$—
Contingent consideration obligation	5,930	—	—	5,930
Total liabilities at fair value	$6,331	$—	$401	$5,930
(1)	Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of June 30, 2020 and $1.1 billion as of December 31, 2019.

As discussed in Note 17 - Acquisitions, we have a contingent consideration obligation to the selling equity holders of Fusion in connection with the Fusion Acquisition (as defined herein) based on 2022 cumulative performance targets, a contingent consideration obligation to the selling equity holders of Noble in connection with the Noble Acquisition (as defined herein) based on 2024 cumulative performance targets and a contingent consideration obligation to the selling equity holder of Gateway in connection with the Gateway Acquisition (as defined herein) based on 2020 and 2022 performance targets. We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements to be $20.3 million, $2.9 million and $1.5 million, respectively, as of June 30, 2020. During the quarter ended June 30, 2020, $1.5 million of the Gateway contingent consideration accrual was paid as a result of the business meeting their first performance target. As of December 31, 2019 the aggregate fair value for these contingent consideration arrangements was $2.9 million and $3.0 million for the Noble Acquisition and the Gateway Acquisition, respectively.

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

Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2020 and December 31, 2019.

A fire caused damage to our facility in Annecy, France in June 2016. We are insured for the damages caused by the fire, including business interruption insurance.  For the six months ended June 30, 2020, we did not receive any insurance proceeds, and have no insurance receivable as of June 30, 2020. During the six months ended June 30, 2020 and 2019, profitability was not impacted. The final settlement continues to be negotiated. In many cases, our insurance coverage exceeds the amount of our recognized losses. However, no gain contingencies were recognized during the six months ended June 30, 2020 as our ability to realize those gains remains uncertain.

An environmental investigation, undertaken to assess areas of possible contamination, was completed at our facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems. The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations. In March 2017, we reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB. Based upon our best estimate, we recorded a reserve of $1.5 million (operating expense) in the first quarter of 2017 related to this contingency. During 2019, we paid approximately $0.6 million. For the six months ended June 30, 2020, we paid approximately $0.1 million and made adjustments to the accrual based on our future anticipated expenditures.  As of June 30, 2020, our outstanding reserve is $0.4 million. The ultimate loss associated with this environmental contingency is subject to the investigation and ongoing review of the CETESB. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.

In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. During the first quarter of 2019, we received a favorable court decision of $2.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $1.7 million and $1.0 million was recognized as interest income. In June 2020, we received a favorable court decision of $0.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $0.7 million. If the Judicial Court grants full retrospective recovery, we estimate remaining potential recoveries of approximately $1.5 million to $7.5 million, including interest, depending on the future decisions of the Supreme Court of Brazil. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter.

In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. On June 4, 2020, an unfavorable decision was issued on the first administrative defense appeal. We are awaiting the formal notification in order to review its content and file our second appeal. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of June 30, 2020.

NOTE 13 – STOCK REPURCHASE PROGRAM

On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and six months ended June 30, 2020, we did not repurchase any shares. During the three and six months ended June 30, 2019, we repurchased approximately 34 thousand shares and 193 thousand shares for approximately $4.1 million and $19.1 million, respectively. As of June 30, 2020, there was $278.5 million of authorized share repurchases available to us.

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

Six Months Ended June 30,	2020	2019
Fair value per stock award	$94.98	$134.97
Grant date stock price	$83.93	$104.51
Assumptions:
Aptar's stock price expected volatility	23.80%	16.50%
Expected average volatility of peer companies	48.50%	31.90%
Correlation assumption	63.50%	37.40%
Risk-free interest rate	0.31%	2.19%
Dividend yield assumption	1.72%	1.30%

A summary of RSU activity as of June 30, 2020 and changes during the six month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
		Weighted Average		Weighted Average
	Units	Grant-Date Fair Value	Units	Grant-Date Fair Value
Nonvested at January 1, 2020	480,729	$95.45	181,680	$117.26
Granted	229,033	85.57	417,313	93.08
Vested	(125,020)	85.55	—	—
Forfeited	(5,692)	99.08	(6,714)	108.10
Nonvested at June 30, 2020	579,050	$92.14	592,279	$100.29

Included in the June 30, 2020 time-based RSUs are 12,379 units granted to non-employee directors and 11,490 units vested related to non-employee directors.

Compensation expense recorded attributable to RSUs for the first six months of 2020 and 2019 was approximately $16.3 million and $9.8 million, respectively. The actual tax benefit realized for the tax deduction from RSUs was approximately $3.0 million in the six months ended June 30, 2020. The fair value of units vested during the six months ended June 30, 2020 and 2019 was $10.7 million and $4.1 million, respectively. The intrinsic value of units vested during the six months ended June 30, 2020 and 2019 was $12.8 million and $4.8 million, respectively. As of June 30, 2020, there was $58.8 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.2 years.

Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. Compensation expense attributable to employee stock options for the first six months of 2020 was approximately $1.3 million ($1.0 million after tax). Approximately $1.1 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense attributable to stock options for the first six months of 2019 was approximately $3.2 million ($2.7 million after tax). Approximately $2.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. The reduction in stock option expense is due to our move to RSUs as discussed above. For stock option grants, we used historical data to estimate expected life and volatility.

A summary of option activity under our stock plans during the six months ended June 30, 2020 is presented below:

	Stock Awards Plans		Director Stock Option Plans
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, January 1, 2020	5,044,180	$68.32	135,251	$58.45
Granted	—	—	—	—
Exercised	(460,243)	58.21	(30,751)	51.22
Forfeited or expired	(14,200)	76.07	—	—
Outstanding at June 30, 2020	4,569,737	$69.38	104,500	$60.58
Exercisable at June 30, 2020	4,416,415	$68.62	104,500	$60.58
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2020	5.0		3.1
Exercisable at June 30, 2020	4.9		3.1
Aggregate Intrinsic Value:
Outstanding at June 30, 2020	$194,684		$4,902
Exercisable at June 30, 2020	$190,936		$4,902
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2020	$26,027		$1,973
June 30, 2019	$65,944		$722

The grant date fair value of options vested during the six months ended June 30, 2020 and 2019 was $7.6 million and $12.2 million, respectively. Cash received from option exercises was approximately $30.1 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $6.4 million in the six months ended June 30, 2020. As of June 30, 2020, the remaining valuation of stock option awards to be expensed in future periods was $1.0 million and the related weighted-average period over which it is expected to be recognized is 0.7 years.

NOTE 15 – EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$41,839	$41,839	$73,915	$73,915

Average equivalent shares
Shares of common stock	64,262	64,262	63,471	63,471
Effect of dilutive stock-based compensation
Stock options	1,661	—	2,533	—
Restricted stock	461	—	228	—
Total average equivalent shares	66,384	64,262	66,232	63,471
Net income per share	$0.63	$0.65	$1.12	$1.16

	Six Months Ended
	June 30, 2020		June 30, 2019
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$97,092	$97,092	$136,919	$136,919

Average equivalent shares
Shares of common stock	64,135	64,135	63,219	63,219
Effect of dilutive stock-based compensation
Stock options	1,734	—	2,411	—
Restricted stock	377	—	212	—
Total average equivalent shares	66,246	64,135	65,842	63,219
Net income per share	$1.47	$1.51	$2.08	$2.17

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

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Sales:
Beauty + Home	$306,469	$349,253	$636,935	$722,756
Pharma	303,885	284,577	603,475	559,071
Food + Beverage	99,023	119,095	199,324	223,822
Total Sales	709,377	752,925	$1,439,734	$1,505,649
Less: Intersegment Sales:
Beauty + Home	$6,683	$7,173	$12,589	$13,017
Pharma	2,626	2,638	5,020	4,431
Food + Beverage	763	453	1,267	1,080
Total Intersegment Sales	$10,072	$10,264	$18,876	$18,528
Net Sales:
Beauty + Home	$299,786	$342,080	$624,346	$709,739
Pharma	301,259	281,939	598,455	554,640
Food + Beverage	98,260	118,642	198,057	222,742
Net Sales	$699,305	$742,661	$1,420,858	$1,487,121
Adjusted EBITDA (1):
Beauty + Home	$23,974	$48,745	$58,221	$101,936
Pharma	104,099	101,428	212,441	198,785
Food + Beverage	17,785	20,944	33,192	37,635
Corporate & Other, unallocated	(9,279)	(10,630)	(23,107)	(23,385)
Acquisition-related costs (2)	(3,592)	(1,059)	(5,866)	(1,059)
Restructuring Initiatives (3)	(7,331)	(1,737)	(12,170)	(11,267)
Depreciation and amortization	(56,429)	(47,867)	(107,235)	(95,356)
Interest Expense	(8,734)	(8,756)	(17,122)	(17,970)
Interest Income	175	1,033	350	2,781
Income before Income Taxes	$60,668	$102,101	$138,704	$192,100
(1)	We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs.

(2)	Acquisition-related costs include transaction costs and purchase accounting adjustments related to acquisitions and investments (see Note 17 – Acquisitions and Note 18 – Investment in Equity Securities for further details).
(3)	Restructuring Initiatives includes expense items for the three and six months ended June 30, 2020 and 2019 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring Initiatives by Segment
Beauty + Home	$7,324	$1,259	$12,231	$9,528
Pharma	(111)	(113)	(142)	213
Food + Beverage	75	112	178	622
Corporate & Other	43	479	(97)	904
Total Restructuring Initiatives	$7,331	$1,737	$12,170	$11,267

NOTE 17 – ACQUISITIONS

Business Combinations

On April 1, 2020, we completed our acquisition (the “Fusion Acquisition”) of 100% of the equity interests of Fusion Packaging, Inc. (“Fusion”) for a purchase price of approximately $163.8 million (net of $1.0 million of cash acquired), which was funded by a draw on our revolving credit facility and cash on hand. Fusion, based in Dallas, TX, is a global leader in the design, engineering and distribution of luxury packaging for the beauty industry. As part of the Fusion Acquisition, we are also obligated to pay to the selling equity holders of Fusion certain contingent consideration based on 2022 cumulative financial performance metrics as defined in the purchase agreement. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $19.1 million utilizing a Black-Scholes valuation model. As of June 30, 2020, $5.7 million was held in restricted cash pending the finalization of a working capital adjustment and indemnity escrow. Subsequent to the end of the quarter, $2.0 million of working capital escrow was released from restriction. Fusion contributed net sales of $13.8 million and pretax loss of $3.3 million for the quarter ended June 30, 2020 which have been included in the Condensed Consolidated Financial Statements within our Beauty + Home segment. Included in pretax loss is $2.7 million of fair value adjustment amortization for inventory sold during 2020. We are in the process of finalizing our purchase accounting.

On October 31, 2019, we completed our acquisition (the “Noble Acquisition”) of 100% of the equity interests of Noble International Holdings, Inc., Genia Medical, Inc. and JBCB Holdings, LLC (collectively referred to as “Noble”). Noble, based in Orlando, FL, is a leading provider in developing patient-centric advanced drug delivery system training devices including autoinjector, prefilled syringe, onbody and respiratory devices for the world’s leading biopharmaceutical companies and original equipment manufacturers. The purchase price was approximately $62.3 million (net of $1.6 million of cash acquired) and was funded by cash on hand. As part of the Noble Acquisition, we are also obligated to pay to the selling equity holders of Noble certain contingent consideration based on 2024 cumulative financial performance metrics defined in the purchase agreement. Based on projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $2.9 million utilizing the Black-Scholes valuation model. As of December 31, 2019, $5 million was held in restricted cash pending the finalization of a working capital adjustment and indemnity escrow. During the first quarter of 2020, $1.0 million related to the working capital escrow was released from restriction, resulting in an additional $463 thousand payment due to the seller and a corresponding increase to our purchase price and associated goodwill balance. The results of Noble’s operations have been included in the Condensed Consolidated Financial Statements within our Pharma segment since the date of acquisition.

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

On May 31, 2019, we completed our acquisition (the “Gateway Acquisition”) of all of the outstanding equity interests of Gateway Analytical LLC (“Gateway”). Gateway, located in Gibsonia, PA, provides industry-leading particulate detection and predictive analytical services to customers developing injectable medicines. The purchase price was approximately $7.0 million and was funded by cash on hand. As part of the Gateway Acquisition, we are also obligated to pay to the selling equity holder of Gateway certain contingent consideration based on 2020 and 2022 performance targets defined in the purchase agreement. Based on projections as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $3.0 million. During the quarter ended June 30, 2020, $1.5 million of the contingent consideration accrual was paid as a result of the business meeting their first performance target. Additionally, the remaining $1.5 million accrual was reclassified from long-term to short-term liabilities as the payment is expected to be made within a year. The results of Gateway’s operations have been included in the Condensed Consolidated Financial Statements within our Pharma segment since the date of acquisition.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.

	2020	2019
Assets
Cash and equivalents	$1,010	$3,427
Accounts receivable	4,380	3,504
Inventories	386	—
Prepaid and other	1,090	2,478
Property, plant and equipment	2,885	4,267
Goodwill	99,644	59,143
Intangible assets	79,900	52,980
Operating lease right-of-use assets	4,744	—
Other miscellaneous assets	65	430
Liabilities
Accounts payable, accrued and other liabilities	5,641	5,388
Deferred income taxes	—	2,592
Operating lease liabilities	4,207	—
Deferred and other non-current liabilities	322	1,598
Net assets acquired	$183,934	$116,651

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	2020		2019
	Weighted-Average	Estimated	Weighted-Average	Estimated
	Useful Life	Fair Value	Useful Life	Fair Value
	(in years)	of Asset	(in years)	of Asset
Acquired technology	4	$4,600	8	$9,160
Customer relationships	13	62,300	11	39,379
Trademarks and trade names	4	10,300	4	2,457
License agreements and other	0.25	2,700	1	1,984
Total		$79,900		$52,980

Goodwill in the amount of $99.6 million was recorded related to the Fusion Acquisition which is included in the Beauty + Home segment and $59.1 million was recorded related to the 2019 acquisitions, all of which are included in the Pharma segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill largely consists of unique relationships, brand equity and proprietary technology that has been established creating niches such as turnkey solutions for the beauty market related to the Fusion Acquisition, analytical services for drug developers related to the Nanopharm Acquisition and Gateway Acquisition and patient onboarding related to the Noble Acquisition, as well as the abilities of the acquired companies to maintain their competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. For the Fusion Acquisition, goodwill of $82.3 million will be deductible for tax purposes. For the 2019 acquisitions, goodwill of $31.1 million will be deductible for tax purposes.

The unaudited pro forma results presented below include the effects of the Fusion Acquisition as if it had occurred as of January 1, 2019. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as intangible asset amortization, fair value adjustments for inventory and financing costs related to the change in our debt structure. The pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the date indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Sales	$699,305	$762,148	$1,428,821	$1,525,826
Net Income Attributable to AptarGroup Inc.	45,989	75,811	96,350	139,003
Net Income per common share — basic	0.72	1.19	1.50	2.20
Net Income per common share — diluted	0.69	1.14	1.45	2.11

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

NOTE 18 –INVESTMENT IN EQUITY SECURITIES

Our investment in equity securities consisted of the following:

	June 30,	December 31,
	2020	2019
Equity Method Investments:
BTY	$30,894	$119
Sonmol	4,969	—
Kali Care	3,691	3,881
Desotec GmbH	845	858

Other Investments	3,794	3,538
	$44,193	$8,396

Equity method investments

Sonmol

On April 1, 2020, we invested $5 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”), a pharmaceutical company that provides connected devices for asthma control.

BTY

On October 1, 2019, we entered into a strategic definitive agreement to acquire 49% of the equity interests in 3 related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”), contingent on the settlement date of the transaction. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years subsequent to the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. On January 1, 2020, the transaction closed for an approximate purchase price of $32 million for our 49% share. As of June 30, 2020, we paid approximately $28.8 million, with the remaining amount of $3.2 million included in Accounts payable, accrued and other liabilities. The amount is payable after certain conditions under the definitive agreement are fulfilled and is expected to be paid during the third quarter of 2020.

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

Other investments

During August 2019, we invested an aggregate amount of $3.5 million in two preferred equity investments in sustainability companies Loop and Purecycle Technologies (“Purecycle”) that are accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

There were no indications of impairment nor were there any changes from observable price changes noted in the six months ended June 30, 2020 related to these investments.

NOTE 19 – RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three and six months ended June 30, 2020, we recognized $7.3 million and $12.2 million of restructuring costs related to this plan, respectively. For the three and six months ended June 30, 2019, we recognized $1.7 million and $11.3 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $125 million for these initiatives, including costs that have been recognized to date. The cumulative expense incurred as of June 30, 2020 was $98.7 million. We also anticipate making capital investments related to the transformation plan of approximately $50 million, of which $43 million has been incurred to date.

As of June 30, 2020 we have recorded the following activity associated with the business transformation:

	Beginning	Net Charges for			Ending
	Reserve at	the Six Months		Interest and	Reserve at
	12/31/2019	Ended 6/30/2020	Cash Paid	FX Impact	6/30/2020
Employee severance	$7,090	$8,190	$(2,324)	$192	$13,148
Professional fees and other costs	3,609	3,980	(4,595)	(17)	2,977
Totals	$10,699	$12,170	$(6,919)	$175	$16,125

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.2	63.2	62.8	63.1
Selling, research & development and administrative	17.6	15.3	17.6	15.8
Depreciation and amortization	8.1	6.5	7.5	6.4
Restructuring initiatives	1.0	0.2	0.9	0.8
Operating income	10.1	14.8	11.2	13.9
Other expense	(1.4)	(1.1)	(1.4)	(1.0)
Income before income taxes	8.7	13.7	9.8	12.9
Net Income	6.0	10.0	6.8	9.2
Effective tax rate	31.0%	27.6%	30.0%	28.7%
Adjusted EBITDA margin (1)	19.5%	21.6%	19.8%	21.2%
(1)	Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

SIGNIFICANT DEVELOPMENTS

During the second quarter of 2020, financial results and operations continued to be adversely impacted by the novel coronavirus (“COVID-19”) pandemic. The significance of the impacts to our segments during the second quarter and first six months of 2020 are discussed herein and include, but are not limited to, the adverse impact on sales of our beauty products sold via duty free travel and retail stores and a reduction of our products used for on-the-go beverage applications. The extent to which the COVID-19 pandemic impacts our financial results and operations for fiscal year 2020 and going forward for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions being taken to contain and treat it. No impairments were recorded as of June 30, 2020. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Due to significant uncertainty surrounding the situation, our judgment regarding future results could change and therefore our results could be materially impacted.

As each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world, the majority of our facilities remained operational during the second quarter of 2020. We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives have impacted our operations. Due to the speed with which the situation continues to evolve, we are not able at this time to estimate the impact of COVID-19 on our future financial results and operations, but the impact could be material for the remainder of fiscal year 2020 and could be material during any future periods affected either directly or indirectly by this pandemic. See Part II, Item 1A, “Risk Factors,” included in this report for information on material risks associated with COVID-19.

NET SALES

We reported net sales of $699.3 million for the quarter ended June 30, 2020, which represents a 6% decrease compared to $742.7 million reported during the second quarter of 2019. Sales were negatively impacted by changes in currency exchange rates, passing through lower resin costs to customers and COVID-19 related effects on certain markets we serve. The average U.S. dollar exchange rate strengthened compared to most major currencies we operate in, resulting in a negative currency translation impact of 3%. The acquisitions of Gateway, Nanopharm, Noble and Fusion positively impacted sales by 3%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, decreased by 6% in the second quarter of 2020 compared to the same period in 2019. During the second quarter of 2020, our consolidated core sales were negatively impacted by the COVID-19 pandemic, especially within our Beauty + Home and Food + Beverage segments. For Beauty + Home, beauty sales were significantly impacted by the loss of travel and retail sales during the second quarter of 2020. Our Food + Beverage segment also realized lower core sales due to the negative impact of COVID-19, especially on our single-serving beverage product sales. Food + Beverage sales were also impacted by lower tooling sales the effects of passing through lower resin costs to our customers during the quarter. Conversely, our Pharma segment was less impacted by the COVID-19 pandemic and realized strong core sales growth during the second quarter of 2020 with three of the four divisions reporting increased sales compared to the same prior year period.

Second Quarter 2020	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(13)%	6%	(15)%	(6)%
Acquisitions	4%	2%	—%	3%
Currency Effects (1)	(3)%	(1)%	(2)%	(3)%
Total Reported Net Sales Growth	(12)%	7%	(17)%	(6)%

For the first six months of 2020, we reported net sales of $1.42 billion, 4% below the first six months of 2019 reported net sales of $1.49 billion. Sales were negatively impacted by changes in currency exchange rates, passing-through lower resin costs to customers and COVID-19 related effects on certain markets we serve. The average U.S. dollar exchange rate strengthened compared to most major currencies we operate in, resulting in a negative currency translation impact of 2%. The acquisitions of Gateway, Nanopharm, Noble and Fusion positively impacted sales by 2%.  Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, decreased by 4% in the first six months of 2020 compared to the same period in 2019.  As discussed above, the Beauty + Home and Food + Beverage segments have both been significantly impacted by the COVID-19 pandemic, and passing through lower resin costs.

Six Months Ended June 30, 2020	Beauty		Food +
Net Sales Change over Prior Year	+ Home	Pharma	Beverage	Total

Core Sales Growth	(11)%	6%	(9)%	(4)%
Acquisitions	2%	3%	—%	2%
Currency Effects (1)	(3)%	(1)%	(2)%	(2)%
Total Reported Net Sales Growth	(12)%	8%	(11)%	(4)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total

Domestic	$229,925	33%	$215,175	29%	$460,325	32%	$429,046	29%
Europe	382,066	55%	425,531	57%	787,915	55%	856,899	57%
Latin America	43,369	6%	57,738	8%	94,163	7%	115,920	8%
Asia	43,945	6%	44,217	6%	78,455	6%	85,256	6%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)

Cost of sales (“COS”) as a percent of net sales remained consistent at 63.2% in the second quarter of 2020 compared to the second quarter of 2019. Our COS percentage was positively impacted by our cost containment efforts and the mix of business as we reported sales growth in our higher margin Pharma segment compared to sales declines in the Beauty + Home and Food + Beverage segments. However, we did experience some additional costs, under-absorbed overhead and temporary disruptions to our manufacturing capacities during the second quarter of 2020 related to the COVID-19 pandemic. For example, we declared a special bonus payment to certain employees who worked to maintain supply to our customers and keep our facilities running, which increased our COS percentage during the second quarter of 2020.

Cost of sales as a percent of net sales decreased slightly to 62.8% in the first six months of 2020 compared to 63.1% in the same period a year ago. As mentioned above, our COS was favorably impacted by the increased mix in our higher margin Pharma business. We also realized approximately $5.4 million in lower resin costs during the first half of 2020 as prices have declined compared to the prior year. However, we also reported additional costs and temporary inefficiencies in our manufacturing process related to the COVID-19 pandemic as discussed above.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE

Selling, research & development and administrative expenses (“SG&A”) increased by approximately $9.6 million to $123.4 million in the second quarter of 2020 compared to $113.8 million during the same period in 2019. Excluding changes in foreign currency rates, SG&A increased by approximately $12.6 million in the quarter. The increase is partly due to $8.0 million of new operational and transaction costs for our acquisitions completed subsequent to June 30, 2019. We also recognized higher personnel costs, including $2.2 million in stock-based compensation, in accordance with our growth strategy. SG&A as a percentage of net sales increased to 17.6% compared to 15.3% in the same period of the prior year due to the cost increases mentioned above.

SG&A increased by $14.6 million to $249.6 million in the first six months of 2020 compared to $235.0 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $20.2 million in the first six months of 2020 compared to the first six months of 2019. As discussed above, the increase is related to $12.3 million of new SG&A costs from our acquisitions completed subsequent to June 30, 2019, along with higher personnel costs. SG&A as a percentage of net sales increased to 17.6% compared to 15.8% in the same period of the prior year.

DEPRECIATION AND AMORTIZATION

Reported depreciation and amortization expenses increased by approximately $8.5 million to $56.4 million in the second quarter of 2020 compared to $47.9 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $9.8 million in the quarter compared to the same period in 2019. The majority of this increase is due to $6.8 million of incremental depreciation and amortization costs related to our acquired companies. Depreciation and amortization as a percentage of net sales increased to 8.1% in the second quarter of 2020 compared to 6.5% in the same period of the prior year primarily due to a combination of lower sales in the current year and the increase in expenses noted above.

Reported depreciation and amortization expenses increased by approximately $11.9 million to $107.2 million in the first six months of 2020 compared to $95.3 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $14.2 million in the first six months of 2020 compared to the same period a year ago. As discussed above, this increase is mainly due to incremental depreciation and amortization costs associated with our acquisitions Depreciation and amortization as a percentage of net sales increased to 7.5% in the first six months of 2020 compared to 6.4% in the same period of the prior year due to lower sales in the current year and an increase in expenses.

RESTRUCTURING INITIATIVES

In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. Restructuring costs related to this plan for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring Initiatives by Segment
Beauty + Home	$7,324	$1,259	$12,231	$9,528
Pharma	(111)	(113)	(142)	213
Food + Beverage	75	112	178	622
Corporate & Other	43	479	(97)	904
Total Restructuring Initiatives	$7,331	$1,737	$12,170	$11,267

We estimate total implementation costs of approximately $125 million, including costs that have been recognized to date. We also anticipate making capital investments related to the business transformation of approximately $50 million, of which $43 million has been incurred to date. Based on our ongoing restructuring initiatives, we are progressing towards our initial target of $80 million annualized incremental EBITDA by the end of 2020, principally within the Beauty + Home segment. However, in addition to the impacts of COVID-19, ongoing changes in customer and vendor negotiations, material indices, macro-economic trends and other factors represent continuing headwinds to the Beauty + Home segment, and have offset the consolidated net benefits from these initiatives.

OPERATING INCOME

Operating income decreased approximately $39.4 million to $70.5 million the second quarter of 2020 compared to $109.9 million in the same period a year ago. Excluding changes in foreign currency rates, operating income decreased by approximately $37.5 million in the quarter compared to the same period a year ago. Operating income as a percentage of net sales declined to 10.1% in the second quarter of 2020 compared to 14.8% in the prior year period mainly due to some short-term under-absorption of fixed costs resulting from lower sales related to the COVID-19 pandemic.

For the first six months of 2020, operating income decreased approximately $48.0 million to $158.9 million compared to $207.0 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $43.8 million in the first six months of 2020 compared to the same period a year ago. As discussed above, the majority of this decrease occurred during the second quarter of 2020 due to the short-term impact of lower sales related to the COVID-19 pandemic. Operating income as a percentage of net sales decreased to 11.2% in the first six months of 2020 compared to 13.9% for the same period in the prior year.

NET OTHER EXPENSE

Net other expense in the second quarter of 2020 increased $2.0 million to $9.8 million from $7.8 million in the same period of the prior year. Interest income decreased by approximately $0.9 million due to less cash on hand after our acquisition of Fusion at the beginning of the second quarter 2020.  Miscellaneous expenses increased by approximately $0.9 million as a result of higher pension costs due to the decline in discount rates in 2020 compared to 2019.

Net other expense for the six months ended June 30, 2020 increased $5.3 million to $20.2 million from $14.9 million in the same period of the prior year. As discussed above, this increase is mainly due to $2.4 million of lower interest income in 2020 as a result of the Fusion acquisition. Miscellaneous expenses increased by approximately $2.8 million in part due to the high costs to hedge certain Latin American and Asian currencies and the higher pension costs mentioned above.

EFFECTIVE TAX RATE

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended June 30, 2020 and 2019, respectively, was 31.0% and 27.6%.  The effective tax rate for the three months ended June 30, 2019 was favorably impacted by net tax benefits of $2.9 million from discrete events. This consisted of a $9.1 million benefit from the excess tax benefits from employee share-based compensation offset by, among other items, a $6.3 million charge to record a valuation allowance to properly reflect the realization of recorded deferred tax assets.

The effective tax rate for the six months ended June 30, 2020 and 2019, respectively, was 30.0% and 28.7%. The effective tax rate for the six months ended June 30, 2020 reflects a favorable impact of net tax benefits of $4.6 million, primarily from the excess tax benefits from employee share-based compensation.  This is offset by the unfavorable impact from the mix of earnings, particularly losses in jurisdictions where we cannot record the tax benefit.  The effective tax rate for the six months ended June 30, 2019 was favorably impacted by net tax benefits of $4.1 million from discrete events.  This consisted of a favorable impact of $11.6 million from the excess tax benefits from employee share-based compensation, offset by, among other items, a $7.0 million charge recognized to record a valuation allowance to properly reflect the realization of recorded deferred tax assets.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.

We reported net income attributable to AptarGroup of $41.8 million and $97.1 million in the three and six months ended June 30, 2020, compared to $73.9 million and $136.9 million for the same periods in the prior year.

BEAUTY + HOME SEGMENT

Operations that sell dispensing systems and sealing solutions to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Sales	$299,786	$342,080	$624,346	$709,739
Adjusted EBITDA (1)	23,974	48,745	58,221	101,936
Adjusted EBITDA margin (1)	8.0%	14.2%	9.3%	14.4%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

Reported net sales for the quarter ended June 30, 2020 decreased 12% to $299.8 million compared to $342.1 million in the second quarter of the prior year. Changes in currency rates negatively impacted net sales by 3% while our acquisition of Fusion positively impacted sales by 4% in the second quarter of 2020. Therefore, core sales decreased 13% in the second quarter of 2020 compared to the same quarter of the prior year. The COVID-19 pandemic negatively impacted overall core sales during the second quarter of 2020. Core sales of our products to the beauty market decreased 33% as we experienced a significant reduction in orders from customers providing both prestige and masstige beauty products, mainly in the travel retail and standard retail settings. Many beauty stores remained closed throughout much of the quarter in response to government shelter in place regulations and international travel is down significantly leading to a reduction in duty free sales. Personal care core sales improved 11% on increased sales of our products to our personal cleansing customers, mainly for hand sanitizers and liquid soaps which more than offset continued softness in our deodorant, hair care and sun care applications as consumers continued to shelter in place. Core sales to the home care markets decreased 5% as higher demand for our household cleaner products was not enough to offset declines in sales of our products used on laundry care and automotive products.

Second Quarter 2020	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	11%	(33)%	(5)%	(13)%
Acquisitions	—%	8%	—%	4%
Currency Effects (1)	(4)%	(3)%	(2)%	(3)%
Total Reported Net Sales Growth	7%	(28)%	(7)%	(12)%

For the first six months of 2020, net sales decreased 12% to $624.3 million compared to $709.7 million in the first six months of the prior year. Core sales decreased by 11% in the first six months of 2020 compared to the same period in the prior year. The COVID-19 pandemic discussed above also impacted the first six months of 2020 as we began to see the effects in our first quarter results. Core sales of our products to the beauty market decreased 23% across all applications, but mainly on lower sales of prestige fragrance products to our customers.  Personal care core sales increased 3%, driven by increases in hand sanitation product sales, while home care core sales decreased 5% mainly on lower sales to our laundry care customers.

Six Months Ended June 30, 2020	Personal		Home
Net Sales Change over Prior Year	Care	Beauty	Care	Total

Core Sales Growth	3%	(23)%	(5)%	(11)%
Acquisitions	—%	4%	—%	2%
Currency Effects (1)	(4)%	(3)%	(2)%	(3)%
Total Reported Net Sales Growth	(1)%	(22)%	(7)%	(12)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2020 decreased 51% to $24.0 million compared to $48.7 million in the same period in the prior year. As discussed above, the COVID-19 pandemic affected our profitability due to lower sales volumes. Our profitability was further impacted by special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running as well as lower overhead absorption due to fluctuations in demand primarily in our facilities that manufacture beauty products.

Adjusted EBITDA in the first six months of 2020 decreased 43% to $58.2 million compared to $101.9 million reported in the same period in the prior year. As discussed above, our profitability during the first half of 2020 was significantly impacted by the COVID-19 pandemic, mainly in our beauty applications.  Our profitability was further impacted by special employee bonus payments and lower overhead absorption as we continue to manage demand fluctuations in our facilities.

PHARMA SEGMENT

Operations that sell drug delivery, sealing and active packaging solutions primarily to the prescription drug, consumer health care, injectables and active packaging markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Sales	$301,259	$281,939	$598,455	$554,640
Adjusted EBITDA (1)	104,099	101,428	212,441	198,785
Adjusted EBITDA margin (1)	34.6%	36.0%	35.5%	35.8%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

Net sales for the Pharma segment increased 7% in the second quarter of 2020 to $301.3 million compared to $281.9 million in the second quarter of 2019. Changes in currencies negatively affected net sales by 1% while our acquisitions of Gateway, Nanopharm and Noble positively impacted sales by 2% in the second quarter of 2020. Therefore, core sales increased by 6% in the second quarter of 2020 compared to the second quarter of 2019. Core sales increased in three of our four markets with only the prescription drug market reporting a decline due to difficult prior year comparisons on tooling and central nervous system application sales. Core sales to the consumer health care market increased 10% on strong demand for our products used on nasal decongestant and cough/cold treatments. Injectables core sales grew 26% on increased demand across all components while active packaging core sales improved 21% due to strong growth in our probiotics, diabetes, and ActivFilm products.

Second Quarter 2020	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	(6)%	10%	26%	21%	6%
Acquisitions	—%	—%	15%	—%	2%
Currency Effects (1)	(1)%	(1)%	(2)%	(1)%	(1)%
Total Reported Net Sales Growth	(7)%	9%	39%	20%	7%

Net sales for the first six months of 2020 increased by 8% to $598.5 million compared to $554.6 million in the first six months of 2019. Changes in currencies negatively affected net sales by 1% while our acquisitions of Noble, Nanopharm and Gateway positively impacted sales by 3% in the first six months of 2020. Therefore, core sales increased by 6% in the first six months of 2020 compared to the same period in the prior year. As discussed above, the prescription drug market core sales decrease of 2% was driven by difficult prior year comparisons on tooling and central nervous system application sales. During 2019, we also benefitted from the realization of $1.8 million of revenue for achieving a development milestone related to a customer project. Core sales to the consumer health care market increased 6% as increased demand for our products used on nasal decongestant and dermal drug delivery treatments more than compensated for some softness in demand for our nasal saline products. Core sales of our products to the injectables and active packaging markets increased 24% and 23% respectively due to strong sales across all applications as discussed above.

Six Months Ended June 30, 2020	Prescription	Consumer		Active
Net Sales Change over Prior Year	Drug	Health Care	Injectables	Packaging	Total

Core Sales Growth	(2)%	6%	24%	23%	6%
Acquisitions	1%	—%	17%	—%	3%
Currency Effects (1)	(2)%	(1)%	(3)%	(1)%	(1)%
Total Reported Net Sales Growth	(3)%	5%	38%	22%	8%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2020 increased 3% to $104.1 million compared to $101.4 million reported in the same period of the prior year. The strong product sales growth discussed above along with incremental profit related to our acquisitions led to the increase in reported results for the second quarter of 2020 compared to the second quarter of 2019. While the Pharma segment did not experience a significant sales impact from COVID-19, our margins were negatively impacted by lower sales of our high-margin prescription applications compared to our other product offerings.  We also recognized the special bonus payments discussed above which negatively impacted our Adjusted EBITDA during the second quarter of 2020.

Adjusted EBITDA in the first six months of 2020 increased 7% to $212.4 million compared to $198.8 million reported in the same period of the prior year. The increase in sales along with incremental profit related to our acquisitions was able to compensate for lower prescription sales and special bonus payments made as discussed above.

FOOD + BEVERAGE SEGMENT

Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Sales	$98,260	$118,642	$198,057	$222,742
Adjusted EBITDA (1)	17,785	20,944	33,192	37,635
Adjusted EBITDA margin (1)	18.1%	17.7%	16.8%	16.9%
(1)	Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation of non-U.S. GAAP measures starting on page 35.

Net sales for the quarter ended June 30, 2020 decreased approximately 17% to $98.3 million compared to $118.6 million in the second quarter of the prior year. Changes in foreign currency rates had an unfavorable impact of 2% on total segment sales. Therefore, core sales decreased by 15% in the second quarter of 2020 compared to the second quarter of 2019. This decrease is due to the passing on of lower resin costs to our customers, lower tooling costs and lower beverage closure sales related to the COVID-19 crisis. For the food market, we realized increased sales of our products used on cooking oils and spreads applications. However, this increase was more than offset by lower tooling sales as we recognized several large tooling projects during the second quarter of 2019.  Core sales to the beverage market decreased 37% as sales of our single-serve bottled water and on-the-go functional drink products were significantly affected by the COVID-19 pandemic.

Second Quarter 2020
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	(3)%	(37)%	(15)%
Acquisitions	—%	—%	—%
Currency Effects (1)	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	(5)%	(40)%	(17)%

Net sales for the first six months of 2020 decreased by 11% to $198.1 million compared to $222.7 million in the first six months of 2019. Core sales decreased by 9% in the first six months of 2020 compared to the same period in the prior year. The pass-through of lower resin costs and lower tooling sales negatively impacted the first six months of 2020 by $8.6 million and $6.8 million, respectively. Core sales to the food market were flat while core sales to the beverage market decreased 26% in the first six months of 2020 compared to the same period of the prior year. Sales to the food market increased due to strong sales of our products to our spreads and granular/powder non-beverage dairy customers. These increases were offset by lower tooling sales due to strong activity in the prior year period. As discussed above, core sales to the beverage market decreased as sales of our single-serve bottled water and on-the-go functional drink products and tooling sales were significantly affected by the COVID-19 pandemic.

Six Months Ended June 30, 2020
Net Sales Change over Prior Year	Food	Beverage	Total

Core Sales Growth	—%	(26)%	(9)%
Acquisitions	—%	—%	—%
Currency Effects (1)	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	(2)%	(29)%	(11)%
(1)	Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2020 decreased 15% to $17.8 million compared to $20.9 million reported in the same period of the prior year. Lower tooling sales and the COVID-19 impacts on product sales discussed above, along with special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running, more than offset the benefits we received from cost containment activities and other operational improvements realized during the second quarter of 2020.

Adjusted EBITDA in the first six months of 2020 decreased 12% to $33.2 million compared to $37.6 million reported in the same period of the prior year. The COVID-19 impact on product sales discussed above, along with lower tooling and special bonus payments, more than offset the benefits we received from lower resin input costs and other operational improvements realized during the first half of 2020.

CORPORATE & OTHER

In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring and acquisition-related costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended June 30, 2020, Corporate & Other expenses decreased to $9.3 million from $10.6 million in the second quarter of 2019. This decrease is mainly due to lower variable compensation costs which are tied to company performance, lower travel and entertainment costs due to travel restrictions in place, and lower medical costs as we have experienced lower medical claims during the second quarter of 2020 compared to the prior year second quarter.

Corporate & Other expenses in the first six months of 2020 decreased to $23.1 million compared to $23.4 million reported in the same period of the prior year. As discussed above, this decrease is mainly due to lower variable compensation, travel and entertainment and medical costs which more than offset increased costs in professional fees and other personnel costs as we continue to implement our growth strategy.

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

Finally, we provide a reconciliation of free cash flow as a non-U.S. GAAP measure. Free cash flow is calculated as cash provided by operations less capital expenditures. We use free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. We believe that it is meaningful to investors in evaluating our financial performance and measuring our ability to generate cash internally to fund our initiatives.

	Three Months Ended
	June 30, 2020

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$699,305	$299,786	$301,259	$98,260	$-	$-

Reported net income	$41,860
Reported income taxes	18,808
Reported income before income taxes	60,668	(12,755)	85,467	8,519	(12,004)	(8,559)
Adjustments:
Restructuring initiatives	7,331	7,324	(111)	75	43
Transaction costs related to acquisitions	3,207	3,207
Purchase accounting adjustments related to acquisitions and investments	3,252	2,959	293
Adjusted earnings before income taxes	74,458	735	85,649	8,594	(11,961)	(8,559)
Interest expense	8,734					8,734
Interest income	(175)					(175)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	83,017	735	85,649	8,594	(11,961)	-
Depreciation and amortization	56,429	25,939	18,617	9,191	2,682	-
Purchase accounting adjustments included in Depreciation and amortization above	(2,867)	(2,700)	(167)
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$136,579	$23,974	$104,099	$17,785	$(9,279)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.5%	8.0%	34.6%	18.1%

	Three Months Ended
	June 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$742,661	$342,080	$281,939	$118,642	$-	$-

Reported net income	$73,921
Reported income taxes	28,180
Reported income before income taxes	102,101	26,813	84,425	12,195	(13,609)	(7,723)
Adjustments:
Restructuring initiatives	1,737	1,259	(113)	112	479
Transaction costs related to acquisitions	1,059		1,059
Purchase accounting adjustments related to acquisitions and investments	222		222
Adjusted earnings before income taxes	105,119	28,072	85,593	12,307	(13,130)	(7,723)
Interest expense	8,756					8,756
Interest income	(1,033)					(1,033)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	112,842	28,072	85,593	12,307	(13,130)	-
Depreciation and amortization	47,867	20,673	16,057	8,637	2,500
Purchase accounting adjustments included in Depreciation and amortization above	(222)		(222)			-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$160,487	$48,745	$101,428	$20,944	$(10,630)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.6%	14.2%	36.0%	17.7%

	Six Months Ended
	June 30, 2020

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,420,858	$624,346	$598,455	$198,057	$-	$-

Reported net income	$97,110
Reported income taxes	41,594
Reported income before income taxes	138,704	(5,647)	175,321	14,481	(28,679)	(16,772)
Adjustments:
Restructuring initiatives	12,170	12,231	(142)	178	(97)
Transaction costs related to acquisitions	4,591	4,591
Purchase accounting adjustments related to acquisitions and investments	4,642	3,221	1,421
Adjusted earnings before income taxes	160,107	14,396	176,600	14,659	(28,776)	(16,772)
Interest expense	17,122					17,122
Interest income	(350)					(350)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	176,879	14,396	176,600	14,659	(28,776)	-
Depreciation and amortization	107,235	46,525	36,508	18,533	5,669	-
Purchase accounting adjustments included in Depreciation and amortization above	(3,367)	(2,700)	(667)
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$280,747	$58,221	$212,441	$33,192	$(23,107)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.8%	9.3%	35.5%	16.8%

	Six Months Ended
	June 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,487,121	$709,739	$554,640	$222,742	$-	$-

Reported net income	$136,920
Reported income taxes	55,180
Reported income before income taxes	192,100	50,994	165,683	19,911	(29,299)	(15,189)
Adjustments:
Restructuring initiatives	11,267	9,528	213	622	904
Transaction costs related to acquisitions	1,059		1,059
Purchase accounting adjustments related to acquisitions and investments	222		222
Adjusted earnings before income taxes	204,648	60,522	167,177	20,533	(28,395)	(15,189)
Interest expense	17,970					17,970
Interest income	(2,781)					(2,781)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	219,837	60,522	167,177	20,533	(28,395)	-
Depreciation and amortization	95,356	41,414	31,830	17,102	5,010
Purchase accounting adjustments included in Depreciation and amortization above	(222)		(222)			-
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$314,971	$101,936	$198,785	$37,635	$(23,385)	$-

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.2%	14.4%	35.8%	16.9%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2020	2019

Notes payable, revolving credit facility and overdrafts	$150,831	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	66,248	65,988
Long-Term Obligations, net of unamortized debt issuance costs	1,082,742	1,085,453
Total Debt	1,299,821	1,195,700
Less:
Cash and equivalents	247,656	241,970
Net Debt	$1,052,165	$953,730

Total Stockholders' Equity	$1,645,986	$1,572,252
Net Debt	1,052,165	953,730
Net Capital	$2,698,151	$2,525,982

Net Debt to Net Capital	39.0%	37.8%

Free Cash Flow Reconciliation	June 30,	June 30,
	2020	2019

Net Cash Provided by Operations	$227,686	$221,140

Less:
Capital Expenditures	122,986	124,774
Free Cash Flow	$104,700	$96,366

FOREIGN CURRENCY

Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. Changes in exchange rates on such inter-country sales could materially impact our results of operations. During the second quarter of 2020 the U.S. dollar strengthened compared to the euro and other currencies in Latin America and Asia. This resulted in a dilutive impact on our translated results during the second quarter of 2020 when compared to the second quarter of 2019.

Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. For the six months ended June 30, 2020, our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues.

QUARTERLY TRENDS

Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December. In addition to the significant impact of COVID-19 on our business, our results of operations in a quarterly period could be impacted by factors such as the seasonality of certain products within our segments, changes in foreign currency rates, changes in product mix, changes in material costs, changes in growth rates in the markets to which our products are sold and changes in general economic conditions in any of the countries in which we do business.

LIQUIDITY AND CAPITAL RESOURCES

Given the diversification of our segments, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. Our Pharma segment provided strong operating cash flows to balance out the temporary softness in some of our Beauty + Home and Food + Beverage markets during the first half of 2020. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth, cost efficiencies and to make acquisitions that will contribute to the achievement of our strategic objectives. Amid the COVID-19 pandemic, we are focused on preserving our liquidity and therefore we have temporarily suspended repurchasing shares of our common stock and discretionary contributions to our defined benefit plans. However, we intend to continue to pay quarterly dividends to our stockholders, invest in our business and make acquisitions as we consider necessary to achieve our strategic objectives. In the event that customer demand decreases significantly for a prolonged period of time due to the COVID-19 pandemic and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.

Cash and equivalents and restricted cash increased to $257.4 million at June 30, 2020 from $247.0 million at December 31, 2019. Total short and long-term interest bearing debt of $1.3 billion at June 30, 2020 increased from $1.2 billion at December 31, 2019 resulting from an increase of $125.0 million in net proceeds from our group credit facility during the first half of 2020 the majority of which was utilized to fund the second quarter Fusion acquisition. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 39.0% at June 30, 2020 compared to 37.8% at December 31, 2019. See the reconciliation of non-U.S. GAAP measures starting on page 35.

In the first six months of 2020, our operations provided approximately $227.7 million in net cash flow compared to $221.1 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operations during the first six months of 2020 is primarily attributable to better working capital management which offset lower net income.

We used $317.1 million in cash for investing activities during the first six months of 2020 compared to $157.2 million during the same period a year ago. During the first six months of 2020, $158.1 million of cash was utilized to fund the Fusion Acquisition. We invested $28.8 million in our 49% equity interest of BTY and $5.0 million in our 30% equity interest of Sonmol, which are accounted for as equity method investments. Additionally, we released $1.0 million relating to the working capital escrow settlement and paid an additional $463 thousand as a working capital payment related to our acquisition of Noble. Our investment in capital projects decreased $1.8 million during the first six months of 2020 compared to the first six months of 2019, as we have reduced our expenditures amid the COVID-19 pandemic. Our 2020 estimated cash outlays for capital expenditures are expected to be in the range of approximately $230 to $250 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities provided $91.3 million in cash during the first six months of 2020 compared to $31.8 million in cash used by financing activities during the same period a year ago. During the first six months of 2020, we received net proceeds from our U.S. group credit facility of $125.0 million and stock option exercises of $30.1 million. We used cash on hand to pay $46.1 million of dividends and net repayments of $13.3 million related to our notes payable and overdrafts and $2.8 million related to our outstanding long-term debt obligations.

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. $150.0 million was utilized under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of June 30, 2020. The $25.0 million balance at December 31, 2019 under our U.S. credit facility was repaid during the first quarter of 2020. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheets.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.98 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.50 to 1.00
(1)	Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $825.8 million before the 3.50 to 1.00 maximum ratio requirement is exceeded.

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

On July 16, 2020, the Board of Directors declared a quarterly cash dividend of $0.36 per share payable on August 19, 2020 to stockholders of record as of July 29, 2020.

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

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard is effective upon issuance and can be adopted any time prior to December 31, 2022. We do not anticipate that this new guidance will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, which amends disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new standard is effective for fiscal years ending after December 15, 2020. As this update adds disclosure requirements, we do not expect that this guidance will have a significant impact on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

OUTLOOK

Factors that could impact our third quarter results include among other things, economic uncertainty in some of our markets, driven in part by the recent spike in COVID-19 cases in many regions of the world. We expect to see gradual improvement in the second half of the year although this will be heavily dependent on the pace and breadth of the resumption of travel activity, the reopening of retail stores and general consumer spending confidence.

We expect earnings per share for the third quarter of 2020, excluding any restructuring expenses and acquisition-related costs, to be in the range of $0.80 to $0.88 and this guidance is based on an effective tax rate range of 28% to 30%.

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

The table below provides information as of June 30, 2020 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2020.

		Average	Min / Max
	Contract Amount	Contractual	Notional
Buy/Sell	(in thousands)	Exchange Rate	Volumes

EUR / USD	$15,273	1.1043	13,329-17,460
EUR / BRL	9,672	5.5705	9,072-9,744
CHF / EUR	7,368	0.9455	205-7,368
EUR / INR	3,774	83.5400	3,767-3,777
CZK / EUR	3,631	0.0373	2,245-3,631
MXN / USD	2,669	0.0426	2,669-3,059
EUR / MXN	2,259	25.5878	2,259-2,863
USD / EUR	2,182	0.9092	1,488-2,593
EUR/THB	1,295	35.3761	1,235-1,295
GBP / EUR	759	1.1334	759-2,824
EUR/GBP	337	0.8901	122-337
CHF / USD	179	1.0317	175-354
CAD/EUR	22	0.6532	20-43
Total	$49,420

As of June 30, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $0.7 million in prepaid and other and $0.1 million in accounts payable and accrued liabilities on the balance sheet. We also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $3.1 million reported in prepaid and other on the balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended June 30, 2020, we implemented enterprise resource planning (“ERP”) systems at two operating facilities. Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Amid the COVID-19 pandemic, we have implemented remote work arrangements and restricted non-essential business travel. These arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factor is in addition to the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A, “Risk Factors” filed with the SEC pursuant to the Exchange Act. The effects of the events and circumstances described in the following risk factors have elevated and may or will continue to elevate many of the risks contained in the Company’s Form 10-K, including the risks relating to a deterioration in economic conditions in a particular region or market, our fixed costs structure, reliance on single sourced materials and manufacturing sites and potential asset impairments.

The COVID-19 pandemic is currently adversely affecting our business. Additional factors could exacerbate such negative consequences and/or cause other materially adverse effects. The COVID-19 pandemic adversely affected our sales of products to our travel and retail beauty business and on-the-go beverage customers in the six months ended June 30, 2020 and that adverse impact may continue into the third quarter. Beginning in the first quarter of 2020, economic and health conditions in the United States and across most of the globe have changed rapidly. Customer demand across all segments, particularly our Beauty + Home and Food + Beverage segments, may decrease further from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.

The ability of our employees to work may be significantly impacted by COVID-19. The majority of our office and management personnel are working remotely and the majority of our facilities remained operational during the first half of 2020 as each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world. The health and safety of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the virus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2020, the Plan purchased 19,876 shares of our common stock on behalf of the participants at an average price of $104.89, for an aggregate amount of $2.1 million. The Plan sold 11,571 shares of our common stock on behalf of the participants at an average price of $105.62, for an aggregate amount of $1.2 million during the same period. At June 30, 2020, the Plan owned 96,783 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.

During the three and six months ended June 30, 2020, we did not repurchase any shares. As of June 30, 2020, there was $278.5 million of authorized share repurchases available to us. Amid the COVID-19 pandemic, we are focused on preserving our liquidity and therefore we have temporarily suspended repurchasing shares of our common stock.

ITEM 5. OTHER INFORMATION

On July 30, 2020, the Company’s Board of Directors (the “Board”) amended and restated the Company's by-laws to clarify certain corporate procedures and make certain other enhancements and technical changes. The changes effected by the amendment and restatement of the Company’s by-laws (the “Amended and Restated By-Laws”) include, without limitation, the following:

●	updating the advance notice provisions for director nominations and stockholder proposals at stockholder meetings;
●	designating the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of litigation;
●	clarifying that the Board may postpone, reschedule or cancel a stockholder meeting;
●	clarifying when the plurality voting carve-out to the majority vote standard for the election of directors applies;
●	clarifying the powers of the chairman of a stockholder meeting to regulate conduct at such meeting;
●	allowing emergency special Board meetings to be held with less than 24 hours’ notice; and
●	outlining the process for Board action in the event of an emergency.

The Amended and Restated By-Laws are effective July 30, 2020. The preceding summary does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated By-Laws, which are filed as Exhibit 3.1 to this Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated By-Laws of AptarGroup, Inc.

Exhibit 10.1

AptarGroup, Inc. 2018 Equity Incentive Plan (as amended and restated effective May 6, 2020), filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed May 7, 2020, is incorporated herein by reference.

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

Exhibit 101

The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2020, filed with the SEC on July 31, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Balance Sheets – June 30, 2020 and December 31, 2019, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2020 and 2019, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2020 and 2019 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: July 31, 2020