Form 10-Q
period 2020-09-30
APTARGROUP INC
filed 2020-10-30
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

Delaware	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)

265 EXCHANGE DRIVE, SUITE 100, CRYSTAL LAKE, IL 60014

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

The number of shares outstanding of common stock, as of October 23, 2020, was 64,722,498 shares.

AptarGroup, Inc.

Form 10-Q

Quarter Ended September 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Sales	$759,153	$701,278	$2,180,011	$2,188,399
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	479,672	444,237	1,372,630	1,382,810
Selling, research & development and administrative	121,850	111,559	371,407	346,526
Depreciation and amortization	55,179	49,218	162,414	144,574
Restructuring initiatives	3,415	6,019	15,585	17,286
	660,116	611,033	1,922,036	1,891,196
Operating Income	99,037	90,245	257,975	297,203

Other (Expense) Income:
Interest expense	(8,851)	(8,898)	(25,973)	(26,868)
Interest income	249	957	599	3,738
Equity in results of affiliates	(256)	238	(1,383)	152
Miscellaneous, net	(1,040)	(269)	(3,375)	148
	(9,898)	(7,972)	(30,132)	(22,830)

Income before Income Taxes	89,139	82,273	227,843	274,373

Provision for Income Taxes	25,404	25,504	66,998	80,684

Net Income	$63,735	$56,769	$160,845	$193,689

Net Income Attributable to Noncontrolling Interests	$(19)	$(19)	$(37)	$(20)

Net Income Attributable to AptarGroup, Inc.	$63,716	$56,750	$160,808	$193,669

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.99	$0.89	$2.50	$3.05
Diluted	$0.95	$0.85	$2.42	$2.93

Average Number of Shares Outstanding:
Basic	64,562	64,010	64,278	63,485
Diluted	66,922	66,702	66,483	66,163

Dividends per Common Share	$0.36	$0.36	$1.08	$1.06

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Income	$63,735	$56,769	$160,845	$193,689
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	42,425	(42,540)	19,292	(42,737)
Changes in derivative (losses) gains, net of tax	(147)	279	603	(593)
Defined benefit pension plan, net of tax
Amortization of prior service cost included in net income, net of tax	73	82	216	249
Amortization of net loss included in net income, net of tax	1,490	631	4,423	1,901
Total defined benefit pension plan, net of tax	1,563	713	4,639	2,150
Total other comprehensive income (loss)	43,841	(41,548)	24,534	(41,180)
Comprehensive Income	107,576	15,221	185,379	152,509
Comprehensive Income Attributable to Noncontrolling Interests	(28)	(7)	(47)	(8)
Comprehensive Income Attributable to AptarGroup, Inc.	$107,548	$15,214	$185,332	$152,501

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and equivalents	$226,546	$241,970
Accounts and notes receivable, less current expected credit loss ("CECL") of $7,440 in 2020 and $3,626 in 2019	593,418	558,428
Inventories	375,177	375,795
Prepaid and other	132,055	115,048
	1,327,196	1,291,241
Property, Plant and Equipment:
Buildings and improvements	551,164	504,328
Machinery and equipment	2,679,171	2,521,737
	3,230,335	3,026,065
Less: Accumulated depreciation	(2,117,684)	(1,963,520)
	1,112,651	1,062,545
Land	27,248	25,133
	1,139,899	1,087,678
Other Assets:
Investments in equity securities	46,995	8,396
Goodwill	878,015	763,461
Intangible assets, net	347,695	291,084
Operating lease right-of-use assets	72,269	72,377
Miscellaneous	49,680	47,882
	1,394,654	1,183,200
Total Assets	$3,861,749	$3,562,119

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	September 30, 2020	December 31, 2019
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$95,200	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	66,056	65,988
Accounts payable, accrued and other liabilities	625,865	573,028
	787,121	683,275
Long-Term Obligations, net of unamortized debt issuance costs	1,039,935	1,085,453
Deferred Liabilities and Other:
Deferred income taxes	40,120	41,388
Retirement and deferred compensation plans	116,886	101,225
Operating lease liabilities	54,899	55,276
Deferred and other non-current liabilities	62,833	23,250
Commitments and contingencies	—	—
	274,738	221,139
Stockholders’ Equity:
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 69.3 and 68.6 million shares issued as of September 30, 2020 and December 31, 2019, respectively	693	686
Capital in excess of par value	827,273	770,596
Retained earnings	1,613,891	1,523,820
Accumulated other comprehensive loss	(317,424)	(341,948)
Less: Treasury stock at cost, 4.6 and 4.8 million shares as of September 30, 2020 and December 31, 2019, respectively	(364,861)	(381,238)
Total AptarGroup, Inc. Stockholders’ Equity	1,759,572	1,571,916
Noncontrolling interests in subsidiaries	383	336
Total Stockholders’ Equity	1,759,955	1,572,252
Total Liabilities and Stockholders’ Equity	$3,861,749	$3,562,119

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2020 and 2019	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - June 30, 2019	$1,464,607	$(310,136)	$683	$(317,380)	$743,332	$316	$1,581,422
Net income	56,750	—	—	—	—	19	56,769
Foreign currency translation adjustments	—	(42,528)	—	—	—	(12)	(42,540)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	713	—	—	—	—	713
Changes in derivative gains (losses), net of tax	—	279	—	—	—	—	279
Stock awards and option exercises	—	—	2	2,512	13,656	—	16,170
Cash dividends declared on common stock	(23,057)	—	—	—	—	—	(23,057)
Treasury stock purchased	—	—	—	(35,777)	—	—	(35,777)
Balance - September 30, 2019	$1,498,300	$(351,672)	$685	$(350,645)	$756,988	$323	$1,553,979

Balance - June 30, 2020	$1,573,392	$(361,256)	$690	$(370,706)	$803,511	$355	$1,645,986
Net income	63,716	—	—	—	—	19	63,735
Foreign currency translation adjustments	—	42,416	—	—	—	9	42,425
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,563	—	—	—	—	1,563
Changes in derivative gains (losses), net of tax	—	(147)	—	—	—	—	(147)
Stock awards and option exercises	—	—	3	5,845	23,762	—	29,610
Cash dividends declared on common stock	(23,217)	—	—	—	—	—	(23,217)
Balance - September 30, 2020	$1,613,891	$(317,424)	$693	$(364,861)	$827,273	$383	$1,759,955

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2020 and 2019	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income	193,669	—	—	—	—	20	193,689
Foreign currency translation adjustments	—	(42,725)	—	—	—	(12)	(42,737)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,150	—	—	—	—	2,150
Changes in derivative gains (losses), net of tax	—	(593)	—	—	—	—	(593)
Stock awards and option exercises	—	—	12	22,436	78,219	—	100,667
Cash dividends declared on common stock	(67,195)	—	—	—	—	—	(67,195)
Treasury stock purchased	—	—	—	(54,873)	—	—	(54,873)
Balance - September 30, 2019	$1,498,300	$(351,672)	$685	$(350,645)	$756,988	$323	$1,553,979

Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income	160,808	—	—	—	—	37	160,845
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	19,282	—	—	—	10	19,292
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	4,639	—	—	—	—	4,639
Changes in derivative gains (losses), net of tax	—	603	—	—	—	—	603
Stock awards and option exercises	—	—	7	16,377	56,677	—	73,061
Cash dividends declared on common stock	(69,360)	—	—	—	—	—	(69,360)
Balance - September 30, 2020	$1,613,891	$(317,424)	$693	$(364,861)	$827,273	$383	$1,759,955

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2020	2019

Cash Flows from Operating Activities:
Net income	$160,845	$193,689
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	132,394	124,787
Amortization	30,020	19,787
Stock-based compensation	26,191	18,075
Provision for CECL	2,345	930
Loss on disposition of fixed assets	475	303
Deferred income taxes	(2,591)	5,948
Defined benefit plan expense	17,442	11,517
Equity in results of affiliates	1,383	(152)
Change in fair value of contingent consideration	4,270	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(31,871)	724
Inventories	3,937	(16,025)
Prepaid and other current assets	(15,932)	(1,721)
Accounts payable, accrued and other liabilities	64,113	15,047
Income taxes payable	(4,865)	6,729
Retirement and deferred compensation plan liabilities	(1,569)	(935)
Other changes, net	(5,160)	1,678
Net Cash Provided by Operations	381,427	380,381
Cash Flows from Investing Activities:
Capital expenditures	(173,365)	(186,841)
Proceeds from sale of property, plant and equipment	2,845	3,658
Acquisition of business, net of cash acquired and release of escrow	(164,181)	(49,062)
Acquisition of intangible assets, net	(3,690)	(4,621)
Investment in equity securities	(38,455)	(3,530)
Proceeds from sale of investment in equity securities	—	16,487
Notes receivable, net	(1,046)	(89)
Net Cash Used by Investing Activities	(377,892)	(223,998)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	19,191	36,893
Repayments of notes payable and overdrafts	(33,162)	(41,145)
Proceeds and repayments of short term revolving credit facility, net	70,000	(47,253)
Proceeds from long-term obligations	1,316	10,524
Repayments of long-term obligations	(63,052)	(64,924)
Payment of contingent consideration obligation	(2,765)	—
Dividends paid	(69,360)	(67,195)
Proceeds from stock option exercises	51,098	81,815
Purchase of treasury stock	—	(54,873)
Net Cash Used by Financing Activities	(26,734)	(146,158)
Effect of Exchange Rate Changes on Cash	7,605	(6,471)
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(15,594)	3,754
Cash and Equivalents and Restricted Cash at Beginning of Period	246,973	266,823
Cash and Equivalents and Restricted Cash at End of Period	$231,379	$270,577

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Noble and Fusion Acquisitions (as defined herein).

Nine Months Ended September 30,	2020	2019

Cash and equivalents	$226,546	$270,577
Restricted cash included in prepaid and other	4,833	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$231,379	$270,577

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
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. For the nine months ended September 30, 2020, our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues.
There are many uncertainties regarding the current COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause. The pandemic has impacted certain markets within our business, operations and financial results during the nine months ended September 30, 2020 including an overall reduction to net sales within those markets. No impairments were recorded as of September 30, 2020. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Due to significant uncertainty surrounding the situation, future results could change and therefore our results could be materially impacted.

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

NOTE 2 – REVENUE
At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, we allocate the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). The majority of our revenues are derived from product and tooling sales; however, we also receive revenues from service, license, exclusivity and royalty arrangements, which collectively are not material to the quarterly and year-to-date results. Revenue by segment and geography for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended September 30, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Beauty + Home	165,701	109,175	37,921	24,434	337,231
Pharma	206,376	92,932	4,846	11,604	315,758
Food + Beverage	29,688	60,439	6,668	9,369	106,164
Total	401,765	262,546	49,435	45,407	759,153

	For the Three Months Ended September 30, 2019
Segment	Europe	Domestic	Latin America	Asia	Total
Beauty + Home	$188,542	$75,931	$40,261	$23,448	$328,182
Pharma	174,252	78,259	6,366	10,374	269,251
Food + Beverage	28,718	57,307	8,058	9,762	103,845
Total	$391,512	$211,497	$54,685	$43,584	$701,278

	For the Nine Months Ended September 30, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Beauty + Home	$505,063	$285,369	$103,995	$67,150	$961,577
Pharma	598,319	264,995	18,412	32,487	914,213
Food + Beverage	86,298	172,507	21,191	24,225	304,221
Total	$1,189,680	$722,871	$143,598	$123,862	$2,180,011

	For the Nine Months Ended September 30, 2019
Segment	Europe	Domestic	Latin America	Asia	Total
Beauty + Home	$607,316	$236,883	$124,352	$69,370	$1,037,921
Pharma	549,080	226,073	21,100	27,638	823,891
Food + Beverage	92,015	177,587	25,153	31,832	326,587
Total	$1,248,411	$640,543	$170,605	$128,840	$2,188,399

We perform our obligations under a contract with a customer by transferring goods and/or services in exchange for consideration from the customer. The timing of performance will sometimes differ from the timing of the receipt of the associated consideration from the customer, thus resulting in the recognition of a contract asset or a contract liability. We recognize a contract asset when we transfer control of goods or services to a customer prior to invoicing for the related performance obligation. The contract asset is transferred to accounts receivable when the product is shipped or services are performed and invoiced to the customer. We recognize a contract liability if the customer's payment of consideration precedes the entity's performance.
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2019	Balance as of September 30, 2020	Increase/ (Decrease)
Contract asset (current)	$16,245	$15,914	$(331)
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$79,305	$66,782	$(12,523)
Contract liability (long-term)	$9,779	$22,035	$12,256

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $59.6 million, including $39.1 million relating to contract liabilities at the beginning of the year.
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

Product Sales
We primarily manufacture and sell drug delivery, dispensing, sealing and active packaging solutions. The amount of consideration is typically fixed for such customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.
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
In certain instances, we offer extended warranties on tools sold to our customers above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2019, $515 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable, Accrued and Other Liabilities. At September 30, 2020, the unearned amount was $487 thousand. We expect to recognize approximately $55 thousand of the unearned amount during the remainder of 2020, $131 thousand in 2021, and $301 thousand thereafter.
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
At September 30, 2020, we reported $593 million of accounts receivable, net of CECL of $7.4 million. Changes in the allowance were not material for the nine months ended September 30, 2020. Current uncertainty in credit and market conditions due to the COVID-19 pandemic may slow our collection efforts if customers experience significant difficulty accessing credit and paying their obligations, which may lead to higher than normal accounts receivable and increased CECL charges.

NOTE 3 - INVENTORIES
Inventories, by component, consisted of:

	September 30, 2020	December 31, 2019
Raw materials	$112,296	$111,653
Work in process	119,397	123,750
Finished goods	143,484	140,392
Total	$375,177	$375,795

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reporting segment since December 31, 2019 are as follows:

	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Total
Goodwill	$221,658	$413,650	$128,153	$1,615	$765,076
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2019	$221,658	$413,650	$128,153	$—	$763,461
Acquisition	99,350	463	—	—	99,813
Foreign currency exchange effects	3,972	10,502	267	—	14,741
Goodwill	$324,980	$424,615	$128,420	$1,615	$879,630
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2020	$324,980	$424,615	$128,420	$—	$878,015

The table below shows a summary of intangible assets as of September 30, 2020 and December 31, 2019.

		September 30, 2020			December 31, 2019
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	7.4	$2,795	(1,393)	$1,402	$2,804	$(1,318)	$1,486
Acquired technology	12.9	107,529	(33,322)	74,207	100,511	(25,430)	75,081
Customer relationships	13.3	283,091	(50,048)	233,043	217,934	(33,924)	184,010
Trademarks and trade names	6.3	45,285	(15,470)	29,815	35,015	(11,003)	24,012
License agreements and other	19.1	18,693	(9,465)	9,228	16,153	(9,658)	6,495
Total intangible assets	12.6	$457,393	$(109,698)	$347,695	$372,417	$(81,333)	$291,084

Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2020 and 2019 was $9,686 and $7,399, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2020 and 2019 was $30,020 and $19,787, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2020	$9,819	(remaining estimated amortization for 2020)
2021	38,300
2022	38,020
2023	37,938
2024 and thereafter	223,618

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2020.

NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2020 and 2019, respectively, was 28.5% and 31.0%. The reported effective tax rate for the three months ended September 30, 2020 was favorably impacted by additional excess tax benefits from employee stock-based compensation of $1.4 million and benefits reflecting changes in the U.S. global intangible low taxed income ("U.S. GILTI") tax for the current year of $1.5 million.
The effective tax rate for the nine months ended September 30, 2020 and 2019 was 29.4%. The nine month effective tax rates reflect a favorable impact from the excess tax benefits from employee stock-based compensation of $8.7 million and $13.6 million, respectively, offset by the unfavorable impact from losses in jurisdictions where the tax benefit is not recognized and other discrete items of $5.1 million and $10.9 million, respectively.

NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At September 30, 2020 and December 31, 2019, our notes payable, revolving credit facility and overdrafts, consisted of the following:

	September 30, 2020	December 31, 2019
Notes payable 8%	$200	$1,436
Revolving credit facility 1.46%	95,000	25,000
Overdrafts 5.68% - 7.82%	—	17,823
	$95,200	$44,259

We maintain a multi-currency revolving credit facility with two tranches that matures in July 2022 which provides for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. $95.0 million was utilized under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of September 30, 2020. $25.0 million was utilized under our U.S. facility and no balance was utilized on our euro-based revolving credit facility as of December 31, 2019.
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

Long-Term Obligations
At September 30, 2020, our long-term obligations consisted of the following:

	Principal	Unamortized Debt Issuance Costs	Net
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$13,993	$—	$13,993
Senior unsecured notes 3.2%, due in 2022	75,000	44	74,956
Senior unsecured debts 1.8% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	112,000	277	111,723
Senior unsecured notes 3.5%, due in 2023	125,000	116	124,884
Senior unsecured notes 1.0%, due in 2023	117,230	312	116,918
Senior unsecured notes 3.4%, due in 2024	50,000	53	49,947
Senior unsecured notes 3.5%, due in 2024	100,000	116	99,884
Senior unsecured notes 1.2%, due in 2024	234,460	621	233,839
Senior unsecured notes 3.6%, due in 2025	125,000	134	124,866
Senior unsecured notes 3.6%, due in 2026	125,000	134	124,866
Finance Lease Liabilities	30,115	—	30,115
	$1,107,798	$1,807	$1,105,991
Current maturities of long-term obligations	(66,056)	—	(66,056)
Total long-term obligations	$1,041,742	$1,807	$1,039,935

At December 31, 2019, our long-term obligations consisted of the following:

	Principal	Unamortized Debt Issuance Costs	Net
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$19,220	$—	$19,220
Senior unsecured notes 3.2%, due in 2022	75,000	64	74,936
Senior unsecured debts 3.2% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	168,000	390	167,610
Senior unsecured notes 3.5%, due in 2023	125,000	144	124,856
Senior unsecured notes 1.0%, due in 2023	112,170	356	111,814
Senior unsecured notes 3.4%, due in 2024	50,000	63	49,937
Senior unsecured notes 3.5%, due in 2024	100,000	144	99,856
Senior unsecured notes 1.2%, due in 2024	224,340	742	223,598
Senior unsecured notes 3.6%, due in 2025	125,000	169	124,831
Senior unsecured notes 3.6%, due in 2026	125,000	169	124,831
Finance Lease Liabilities	29,952	—	29,952
	$1,153,682	$2,241	$1,151,441
Current maturities of long-term obligations	(65,988)	—	(65,988)
Total long-term obligations	$1,087,694	$2,241	$1,085,453

The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are $62,023, $134,772, $119,655, $510,581, $229 and $250,423 thereafter.

Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.81 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.92 to 1.00
________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

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
The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$6,076	$6,001	$17,171	$17,442

Finance lease cost:
Amortization of right-of-use assets	$905	$1,165	$3,010	$3,041
Interest on lease liabilities	$356	$344	$1,073	$984
Total finance lease cost	$1,261	$1,509	$4,083	$4,025

Short-term lease and variable lease costs	$2,466	$1,757	$7,344	$6,027

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,060	$15,874
Operating cash flows from finance leases	1,089	877
Financing cash flows from finance leases	3,678	3,365

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,255	$11,673
Finance leases	3,356	12,401

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2020	2019	2020	2019
Service cost	$3,570	$2,772	$1,867	$1,429
Interest cost	1,761	1,845	360	491
Expected return on plan assets	(3,062)	(3,095)	(671)	(581)
Amortization of net loss	1,422	490	544	356
Amortization of prior service cost	—	—	101	111
Net periodic benefit cost	$3,691	$2,012	$2,201	$1,806

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2020	2019	2020	2019
Service cost	$10,709	$8,320	$5,402	$4,334
Interest cost	5,284	5,536	1,040	1,487
Expected return on plan assets	(9,186)	(9,284)	(1,936)	(1,759)
Amortization of net loss	4,264	1,468	1,572	1,078
Amortization of prior service cost	—	—	293	337
Net periodic benefit cost	$11,071	$6,040	$6,371	$5,477

The components of net periodic benefit cost, other than the service cost component, are included in the line “Miscellaneous, net” in the income statement.

EMPLOYER CONTRIBUTIONS
Although we currently have no minimum funding requirements for our domestic and foreign plans, we contributed $204 thousand to our ongoing domestic supplemental employee retirement plan (SERP) annuity contracts during the nine months ended September 30, 2020 and do not expect additional significant contributions during 2020. We have contributed approximately $1.6 million to our foreign defined benefit plans during the nine months ended September 30, 2020 and do not expect additional significant contributions during 2020.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive (loss) income before reclassifications	(42,725)	—	11,806	(30,919)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,150	(12,399)	(10,249)
Net current-period other comprehensive (loss) income	(42,725)	2,150	(593)	(41,168)
Balance - September 30, 2019	$(291,126)	$(58,313)	$(2,233)	$(351,672)

Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive income (loss) before reclassifications	19,282	—	(4,342)	14,940
Amounts reclassified from accumulated other comprehensive income	—	4,639	4,945	9,584
Net current-period other comprehensive income	19,282	4,639	603	24,524
Balance - September 30, 2020	$(237,842)	$(78,508)	$(1,074)	$(317,424)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended September 30,	2020	2019

Defined Benefit Pension Plans
Amortization of net loss	$1,966	$846	(1)
Amortization of prior service cost	101	111	(1)
	2,067	957	Total before tax
	(504)	(244)	Tax impact
	$1,563	$713	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(146)	$(1,309)	Interest Expense
Changes in cross currency swap: foreign exchange component	6,099	(6,491)	Miscellaneous, net
	$5,953	$(7,800)	Net of tax
Total reclassifications for the period	$7,516	$(7,087)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Nine Months Ended September 30,	2020	2019

Defined Benefit Pension Plans
Amortization of net loss	$5,836	$2,546	(1)
Amortization of prior service cost	293	337	(1)
	6,129	2,883	Total before tax
	(1,490)	(733)	Tax impact
	$4,639	$2,150	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(1,434)	$(4,315)	Interest Expense
Changes in cross currency swap: foreign exchange component	6,379	(8,084)	Miscellaneous, net
	$4,945	$(12,399)	Net of tax
Total reclassifications for the period	$9,584	$(10,249)
______________________________________________
(1)These accumulated other comprehensive income components are included in the computation of net periodic benefit costs, net of tax. See Note 8 – Retirement and Deferred Compensation Plans for additional details.

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
During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a cross currency swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $1.1 million of loss is included in accumulated other comprehensive loss at September 30, 2020. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at September 30, 2020 is a gain of $0.1 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of September 30, 2020, the fair values of the cross currency swap were a $3.2 million liability. The swap contract expires on July 20, 2022.
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
Other
As of September 30, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $0.1 million in prepaid and other and $0.4 million in accounts payable, accrued and other liabilities on the balance sheet. All forward exchange contracts outstanding as of September 30, 2020 had an aggregate notional contract amount of $43.2 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019

		September 30, 2020		December 31, 2019
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$73	—	$206
Cross Currency Swap Contract (1)	Prepaid and other	—	—	2,552	—
		$—	$73	$2,552	$206

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$426	$—	$401
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	3,227	—	—	—
		$3,227	$426	$—	$401
__________________________
(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2020 and 2019

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2020	2019		2020	2019
Cross currency swap contract:
Interest component	$(1)	$1,586	Interest expense	$146	$1,309	$(8,851)
Foreign exchange component	(6,099)	6,491	Miscellaneous, net	(6,099)	6,491	(1,040)
	$(6,100)	$8,077		$(5,953)	$7,800

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2020 and 2019

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2020	2019		2020	2019
Cross currency swap contract:
Interest component	$2,037	$4,058	Interest expense	$1,434	$4,315	$(25,973)
Foreign exchange component	(6,379)	8,084	Miscellaneous, net	(6,379)	8,084	(3,375)
	$(4,342)	$12,142		$(4,945)	$12,399

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2020 and 2019

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2020	2019
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(994)	$(15)
		$(994)	$(15)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2020 and 2019

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2020	2019
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(187)	$(529)
		$(187)	$(529)

				Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
September 30, 2020
Derivative Assets	$73	—	$73	—	—	$73
Total Assets	$73	—	$73	—	—	$73

Derivative Liabilities	$3,653	—	$3,653	—	—	$3,653
Total Liabilities	$3,653	—	$3,653	—	—	$3,653

December 31, 2019
Derivative Assets	$2,758	—	$2,758	—	—	$2,758
Total Assets	$2,758	—	$2,758	—	—	$2,758

Derivative Liabilities	$401	—	$401	—	—	$401
Total Liabilities	$401	—	$401	—	—	$401

NOTE 11 – FAIR VALUE
Authoritative guidelines require the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$73	$—	$73	$—
Total assets at fair value	$73	$—	$73	$—
Liabilities
Foreign exchange contracts (1)	$426	$—	$426	$—
Cross currency swap contract (1)	3,227	—	3,227	—
Contingent consideration obligation	26,280	—	—	26,280
Total liabilities at fair value	$29,933	$—	$3,653	$26,280

As of December 31, 2019, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$206	$—	$206	$—
Cross currency swap contract (1)	2,552	—	2,552	—
Total assets at fair value	$2,758	$—	$2,758	$—
Liabilities
Foreign exchange contracts (1)	$401	$—	$401	$—
Contingent consideration obligation	5,930	—	—	5,930
Total liabilities at fair value	$6,331	$—	$401	$5,930
________________________________________________
(1)Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of September 30, 2020 and $1.1 billion as of December 31, 2019.
As discussed in Note 17 - Acquisitions, we have a contingent consideration obligation to the selling equity holders of Fusion in connection with the Fusion Acquisition (as defined herein) based on 2022 cumulative performance targets, a contingent consideration obligation to the selling equity holders of Noble in connection with the Noble Acquisition (as defined herein) based on 2024 cumulative performance targets and a contingent consideration obligation to the selling equity holder of Gateway in connection with the Gateway Acquisition (as defined herein) based on 2020 and 2022 performance targets. We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements to be $22.1 million and $4.2 million for the Fusion Acquisition and the Noble Acquisition, respectively, as of September 30, 2020. During the quarter ended September 30, 2020, $1.3 million of the Gateway contingent consideration accrual was paid out in full satisfaction of the remaining earn out consideration and no related liability is outstanding as all required payments have been made for both performance targets. As of December 31, 2019 the aggregate fair value for these contingent consideration arrangements was $2.9 million and $3.0 million for the Noble Acquisition and the Gateway Acquisition, respectively.

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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2020 and December 31, 2019.
A fire caused damage to our facility in Annecy, France in June 2016. We are insured for the damages caused by the fire, including business interruption insurance.  For the nine months ended September 30, 2020, we did not receive any insurance proceeds, and have no insurance receivable as of September 30, 2020. During the nine months ended September 30, 2020 and 2019, profitability was not impacted. The final settlement continues to be negotiated. In many cases, our insurance coverage exceeds the amount of our recognized losses. However, no gain contingencies were recognized during the nine months ended September 30, 2020 as our ability to realize those gains remains uncertain.
An environmental investigation, undertaken to assess areas of possible contamination, was completed at our facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems. The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations. In March 2017, we reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB. Based upon our best estimate, we recorded a reserve of $1.5 million (operating expense) in the first quarter of 2017 related to this contingency. During 2019, we paid approximately $0.6 million. For the nine months ended September 30, 2020, we paid approximately $0.1 million.  As of September 30, 2020, our outstanding reserve is $0.4 million. The ultimate loss associated with this environmental contingency is subject to the investigation and ongoing review of the CETESB. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. During the first quarter of 2019, we received a favorable court decision of $2.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $1.7 million and $1.0 million was recognized as interest income. In June 2020, we received a favorable court decision of $0.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $0.7 million. If the Supreme Court grants full retrospective recovery, we estimate remaining potential recoveries of approximately $1.5 million to $7.5 million, including interest, depending on the future decisions of the Supreme Court of Brazil. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of September 30, 2020.

NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2020, we did not repurchase any shares. During the three and nine months ended September 30, 2019, we repurchased approximately 300 thousand shares and 493 thousand shares for approximately $35.8 million and $54.9 million, respectively. As of September 30, 2020, there was $278.5 million of authorized share repurchases available to us.

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

Nine Months Ended September 30,	2020	2019
Fair value per stock award	$94.98	$134.97
Grant date stock price	$83.93	$104.51
Assumptions:
Aptar's stock price expected volatility	23.80%	16.50%
Expected average volatility of peer companies	48.50%	31.90%
Correlation assumption	63.50%	37.40%
Risk-free interest rate	0.31%	2.19%
Dividend yield assumption	1.72%	1.30%

A summary of RSU activity as of September 30, 2020 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	480,729	$95.45	181,680	$117.26
Granted	232,802	86.05	417,313	93.08
Vested	(130,654)	85.62	—	—
Forfeited	(5,692)	99.08	(6,714)	108.10
Nonvested at September 30, 2020	577,185	$92.33	592,279	$100.29

Included in the September 30, 2020 time-based RSUs are 12,379 units granted to non-employee directors and 11,490 units vested related to non-employee directors.
Compensation expense recorded attributable to RSUs for the first nine months of 2020 and 2019 was approximately $24.5 million and $13.7 million, respectively. The actual tax benefit realized for the tax deduction from RSUs was approximately $4.5 million in the nine months ended September 30, 2020. The fair value of units vested during the nine months ended September 30, 2020 and 2019 was $11.2 million and $4.1 million, respectively. The intrinsic value of units vested during the nine months ended September 30, 2020 and 2019 was $13.5 million and $4.9 million, respectively. As of September 30, 2020, there was $51.1 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.0 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. Compensation expense attributable to employee stock options for the first nine months of 2020 was approximately $1.7 million ($1.3 million after tax). Approximately $1.4 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. Compensation expense attributable to stock options for the first nine months of 2019 was approximately $4.4 million ($3.6 million after tax). Approximately $3.7 million of the compensation expense was recorded in selling, research & development and administrative expenses and the balance was recorded in cost of sales. The reduction in stock option expense is due to our move to RSUs as discussed above. For stock option grants, we used historical data to estimate expected life and volatility.

 A summary of option activity under our stock plans during the nine months ended September 30, 2020 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2020	5,044,180	$68.32	135,251	$58.45
Granted	—	—	—	—
Exercised	(785,478)	59.98	(34,151)	51.75
Forfeited or expired	(14,200)	76.07	—	—
Outstanding at September 30, 2020	4,244,502	$69.91	101,100	$60.71
Exercisable at September 30, 2020	4,089,846	$69.11	101,100	$60.71
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2020	4.9		2.9
Exercisable at September 30, 2020	4.8		2.9
Aggregate Intrinsic Value:
Outstanding at September 30, 2020	$183,753		$5,306
Exercisable at September 30, 2020	$179,771		$5,306
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2020	$44,086		$2,183
September 30, 2019	$76,797		$722

The grant date fair value of options vested during the nine months ended September 30, 2020 and 2019 was $7.6 million and $12.2 million, respectively. Cash received from option exercises was approximately $51.1 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $10.8 million in the nine months ended September 30, 2020. As of September 30, 2020, the remaining valuation of stock option awards to be expensed in future periods was $0.6 million and the related weighted-average period over which it is expected to be recognized is 0.4 years.

NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended
	September 30, 2020		September 30, 2019
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$63,716	$63,716	$56,750	$56,750

Average equivalent shares
Shares of common stock	64,562	64,562	64,010	64,010
Effect of dilutive stock-based compensation
Stock options	1,809	—	2,367	—
Restricted stock	551	—	325	—
Total average equivalent shares	66,922	64,562	66,702	64,010
Net income per share	$0.95	$0.99	$0.85	$0.89

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$160,808	$160,808	$193,669	$193,669

Average equivalent shares
Shares of common stock	64,278	64,278	63,485	63,485
Effect of dilutive stock-based compensation
Stock options	1,770	—	2,425	—
Restricted stock	435	—	253	—
Total average equivalent shares	66,483	64,278	66,163	63,485
Net income per share	$2.42	$2.50	$2.93	$3.05

NOTE 16 – SEGMENT INFORMATION
We are organized into three reporting segments. Our Beauty + Home segment sells to the personal care, beauty and home care markets. Our Pharma segment serves customers in the prescription drug, consumer health care, injectables and active packaging markets. Our Food + Beverage segment sells to the food and beverage markets.
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2019. We evaluate performance of our business units and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives and acquisition-related costs. All internal segment reporting and discussions of results with our Chief Operating Decision Maker (CODM) are based on segment Adjusted EBITDA.

Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Total Sales:
Beauty + Home	$342,710	$333,870	$979,645	$1,056,626
Pharma	317,610	271,608	921,085	830,679
Food + Beverage	106,667	104,458	305,991	328,280
Total Sales	766,987	709,936	$2,206,721	$2,215,585
Less: Intersegment Sales:
Beauty + Home	$5,479	$5,688	$18,068	$18,705
Pharma	1,852	2,357	6,872	6,788
Food + Beverage	503	613	1,770	1,693
Total Intersegment Sales	$7,834	$8,658	$26,710	$27,186
Net Sales:
Beauty + Home	$337,231	$328,182	$961,577	$1,037,921
Pharma	315,758	269,251	914,213	823,891
Food + Beverage	106,164	103,845	304,221	326,587
Net Sales	$759,153	$701,278	$2,180,011	$2,188,399
Adjusted EBITDA (1):
Beauty + Home	$34,733	$41,475	$92,954	$143,411
Pharma	112,436	95,899	324,877	294,684
Food + Beverage	20,351	18,728	53,543	56,363
Corporate & Other, unallocated	(10,964)	(9,943)	(34,071)	(33,328)
Acquisition-related costs (2)	(221)	(708)	(6,087)	(1,767)
Restructuring Initiatives (3)	(3,415)	(6,019)	(15,585)	(17,286)
Depreciation and amortization	(55,179)	(49,218)	(162,414)	(144,574)
Interest Expense	(8,851)	(8,898)	(25,973)	(26,868)
Interest Income	249	957	599	3,738
Income before Income Taxes	$89,139	$82,273	$227,843	$274,373
________________________________________________
(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives and acquisition-related costs.
(2)Acquisition-related costs include transaction costs and purchase accounting adjustments related to acquisitions and investments (see Note 17 – Acquisitions and Note 18 – Investment in Equity Securities for further details).
(3)Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2020 and 2019 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Restructuring Initiatives by Segment
Beauty + Home	$3,144	$5,341	$15,375	$14,869
Pharma	300	168	158	381
Food + Beverage	(31)	204	147	826
Corporate & Other	2	306	(95)	1,210
Total Restructuring Initiatives	$3,415	$6,019	$15,585	$17,286

NOTE 17 – ACQUISITIONS
Business Combinations
On April 1, 2020, we completed our acquisition (the “Fusion Acquisition”) of 100% of the equity interests of Fusion Packaging, Inc. (“Fusion”) for a purchase price of approximately $163.8 million (net of $1.0 million of cash acquired), which was funded by a draw on our revolving credit facility and cash on hand. Fusion, based in Dallas, TX, is a global leader in the design, engineering and distribution of luxury packaging for the beauty industry. As part of the Fusion Acquisition, we are also obligated to pay to the selling equity holders of Fusion certain contingent consideration based on 2022 cumulative financial performance metrics as defined in the purchase agreement. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $19.1 million utilizing a Black-Scholes valuation model. As of September 30, 2020, we have estimated the aggregate fair value for this contingent consideration arrangement to be $22.1 million.
As of the acquisition date, $2.8 million was held in restricted cash pending the finalization of a working capital adjustment and indemnity escrow. During the third quarter of 2020, $2.0 million related to the working capital escrow was released from restriction, resulting in a refund from seller of $294 thousand and a corresponding decrease to our purchase price and associated goodwill balance. Fusion contributed net sales of $37.9 million and pretax loss of $1.5 million since acquisition for the period ended September 30, 2020 which have been included in the Condensed Consolidated Financial Statements within our Beauty + Home segment. Included in pretax loss is $5.7 million of fair value adjustment amortization for inventory sold during 2020 and contingent consideration liability adjustments.
On October 31, 2019, we completed our acquisition (the “Noble Acquisition”) of 100% of the equity interests of Noble International Holdings, Inc., Genia Medical, Inc. and JBCB Holdings, LLC (collectively referred to as “Noble”). Noble, based in Orlando, FL, is a leading provider in developing patient-centric advanced drug delivery system training devices including autoinjector, prefilled syringe, onbody and respiratory devices for the world’s leading biopharmaceutical companies and original equipment manufacturers. The purchase price was approximately $62.3 million (net of $1.6 million of cash acquired) and was funded by cash on hand. As part of the Noble Acquisition, we are also obligated to pay to the selling equity holders of Noble certain contingent consideration based on 2024 cumulative financial performance metrics defined in the purchase agreement. Based on projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $2.9 million utilizing the Black-Scholes valuation model. As of September 30, 2020, we have estimated the aggregate fair value for this contingent consideration arrangement to be $4.2 million.
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
On May 31, 2019, we completed our acquisition (the “Gateway Acquisition”) of all of the outstanding equity interests of Gateway Analytical LLC (“Gateway”). Gateway, located in Gibsonia, PA, provides industry-leading particulate detection and predictive analytical services to customers developing injectable medicines. The purchase price was approximately $7.0 million and was funded by cash on hand. As part of the Gateway Acquisition, we are also obligated to pay to the selling equity holder of Gateway certain contingent consideration based on 2020 and 2022 performance targets defined in the purchase agreement. Based on projections as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $3.0 million. During the second quarter 2020, $1.5 million of the contingent consideration accrual was paid as a result of the business meeting their first performance target. During the third quarter 2020, an additional $1.3 million was paid out in full satisfaction of the remaining earn out consideration and a gain of $235 thousand was realized. The results of Gateway’s operations have been included in the Condensed Consolidated Financial Statements within our Pharma segment since the date of acquisition.

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

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	2020		2019
	Weighted-Average Useful Life (in Years)	Estimated Fair Value of Assets	Weighted-Average Useful Life (in Years)	Estimated Fair Value of Assets
Acquired technology	4	$4,600	8	$9,160
Customer relationships	13	62,300	11	39,379
Trademarks and trade names	4	10,300	4	2,457
License agreements and other	0.25	2,700	1	1,984
Total		$79,900		$52,980

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

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
Net Sales	$759,153	$719,008	$2,187,974	$2,244,834
Net Income Attributable to AptarGroup Inc.	63,724	57,191	160,077	196,195
Net Income per common share — basic	0.99	0.89	2.49	3.09
Net Income per common share — diluted	0.95	0.86	2.41	2.97

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
NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	September 30, 2020	December 31, 2019
Equity Method Investments:
BTY	$31,921	$119
Sonmol	5,195	—
Kali Care	3,611	3,881
Desotec GmbH	904	858

Other Investments	5,365	3,538
	$46,995	$8,396

Equity method investments
Sonmol
On April 1, 2020, we invested $5 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”), a pharmaceutical and leading Chinese digital respiratory therapeutics company that provides connected devices for asthma control and develops digital therapies and services platforms targeting chronic respiratory illnesses and other diseases.
BTY
On January 1, 2020, we acquired 49% of the equity interests in 3 related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years subsequent to the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry.
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
Other investments
During August 2019, we invested an aggregate amount of $3.5 million in two preferred equity investments in sustainability companies Loop and Purecycle Technologies (“Purecycle”) that are accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In July and September 2020, we invested an additional $1.3 million in these two equity investments and also received $333 thousand of equity in Purecycle in exchange for our resource dedication for technological partnership and support.
There were no indications of impairment nor were there any changes from observable price changes noted in the nine months ended September 30, 2020 related to these investments.

NOTE 19 – RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three and nine months ended September 30, 2020, we recognized $3.4 million and $15.6 million of restructuring costs related to this plan, respectively. For the three and nine months ended September 30, 2019, we recognized $6.0 million and $17.3 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $125 million for these initiatives, including costs that have been recognized to date. The cumulative expense incurred as of September 30, 2020 was $102.1 million. We also anticipate making capital investments related to the transformation plan of approximately $50 million, of which $47 million has been incurred to date.
As of September 30, 2020 we have recorded the following activity associated with the business transformation:

	Beginning Reserve at 12/31/2019	Net Charges for the Nine Months Ended 9/30/2020	Cash Paid	Interest and FX Impact	Ending Reserve at 9/30/2020
Employee severance	$7,090	$10,210	$(6,157)	$161	$11,304
Professional fees and other costs	3,609	5,375	(5,359)	4	3,629
Totals	$10,699	$15,585	$(11,516)	$165	$14,933

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.2	63.3	63.0	63.2
Selling, research & development and administrative	16.1	15.9	17.0	15.8
Depreciation and amortization	7.3	7.0	7.5	6.6
Restructuring initiatives	0.4	0.9	0.7	0.8
Operating income	13.0	12.9	11.8	13.6
Other expense	(1.3)	(1.2)	(1.3)	(1.1)
Income before income taxes	11.7	11.7	10.5	12.5
Net Income	8.4	8.1	7.4	8.9
Effective tax rate	28.5%	31.0%	29.4%	29.4%
Adjusted EBITDA margin (1)	20.6%	20.8%	20.1%	21.1%
________________________________________________
(1)Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".

SIGNIFICANT DEVELOPMENTS
During the third quarter of 2020, financial results and operations continued to be adversely impacted by the novel coronavirus (“COVID-19”) pandemic. The significance of the impacts to our segments during the third quarter and first nine months of 2020 are discussed herein and include, but are not limited to, the adverse impact on sales of our beauty products sold via duty free travel and retail stores and a reduction of our products used for on-the-go beverage applications. The extent to which the COVID-19 pandemic impacts our financial results and operations for fiscal year 2020 and going forward for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions being taken to contain and treat it. No impairments were recorded as of September 30, 2020. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the extent of further resurgences. Due to significant uncertainty surrounding the situation, future results could change and therefore our results could be materially impacted.
As each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world, our facilities remained operational during the third quarter of 2020. We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives have impacted our operations. Due to the dynamic nature of the situation, we are not able at this time to estimate the impact of COVID-19 on our future financial results and operations, but the impact could be material for the remainder of fiscal year 2020 and could be material during any future periods affected either directly or indirectly by this pandemic. See Part II, Item 1A, “Risk Factors,” included in this report for information on material risks associated with COVID-19.

NET SALES
We reported net sales of $759.2 million for the quarter ended September 30, 2020, which represents an 8% increase compared to $701.3 million reported during the third quarter of 2019. Reported sales were positively impacted by acquisitions and changes in currency exchange rates. The acquisitions of Noble and Fusion positively impacted sales by 4%. The average U.S. dollar exchange rate weakened compared to the euro while it appreciated against most Latin America and Asian currencies, resulting in a positive currency translation impact of 2%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 2% in the third quarter of 2020 compared to the same period in 2019. During the third quarter of 2020, our Pharma segment experienced strong, broad-based demand with particularly strong growth in our injectables division and strong custom tooling and product sales in our active packaging division. While sales to our beauty markets continue to be negatively impacted by the effects of COVID-19, our Beauty + Home segment benefited from strong sales to the personal care market related to hand sanitizers and liquid soaps and the home care market related to cleaners and disinfectants. Our Food + Beverage segment reported positive sales growth with strong sales to the food market due to the demand for pantry staples with consumers continuing to cook at home during the pandemic. Sales to the beverage market continued to be impacted by lower demand for on-the-go beverages related to the pandemic.

Third Quarter 2020 Net Sales Change over Prior Year	Beauty + Home	Pharma	Food + Beverage	Total
Core Sales Growth	(5)%	11%	2%	2%
Acquisitions	7%	2%	—%	4%
Currency Effects (1)	1%	4%	—%	2%
Total Reported Net Sales Growth	3%	17%	2%	8%

For the first nine months of 2020, reported net sales of $2.18 billion, were in line with the first nine months of 2019 reported net sales of $2.19 billion. Sales were negatively impacted by changes in currency exchange rates, passing-through lower resin costs to customers and COVID-19 related effects on certain markets we serve. While the average U.S. dollar exchange rate did not change compared to the euro, it strengthened compared to most of the other major currencies we operate in, resulting in a negative currency translation impact of 1%. The acquisitions of Gateway, Nanopharm, Noble and Fusion positively impacted sales by 3%.  Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, decreased by 2% in the first nine months of 2020 compared to the same period in 2019.  As discussed above, both our Beauty + Home and Food + Beverage segments have been significantly impacted by the COVID-19 pandemic, along with a negative impact of passing through lower resin costs to our customers.

Nine Months Ended September 30, 2020 Net Sales Change over Prior Year	Beauty + Home	Pharma	Food + Beverage	Total
Core Sales Growth	(9)%	8%	(5)%	(2)%
Acquisitions	4%	3%	—%	3%
Currency Effects (1)	(2)%	—%	(2)%	(1)%
Total Reported Net Sales Growth	(7)%	11%	(7)%	—%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total
Domestic	$262,546	35%	$211,497	30%	$722,871	33%	$640,543	29%
Europe	401,765	53%	391,512	56%	1,189,680	55%	1,248,411	57%
Latin America	49,435	6%	54,685	8%	143,598	6%	170,605	8%
Asia	45,407	6%	43,584	6%	123,862	6%	128,840	6%

For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales remained consistent at 63.2% in the third quarter of 2020 compared to 63.3% in the third quarter of 2019. Our COS percentage was positively impacted by our cost containment efforts and the mix of business as we reported sales growth in our higher margin Pharma segment. We also benefited from lower resin costs during the quarter as resin prices have declined compared to the prior year. However, we did experience some additional costs and under-absorbed overhead primarily in our dedicated beauty facilities during the third quarter of 2020 related to the COVID-19 pandemic.
Cost of sales as a percent of net sales decreased slightly to 63.0% in the first nine months of 2020 compared to 63.2% in the same period a year ago. As mentioned above, our COS was favorably impacted by the increased mix in our higher margin Pharma business, lower resin costs and cost containment efforts. However, we also reported additional costs and temporary inefficiencies in our manufacturing process related to the COVID-19 pandemic as discussed above. For example, we declared special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running, which increased our COS percentage during the first nine months of 2020.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $10.3 million to $121.9 million in the third quarter of 2020 compared to $111.6 million during the same period in 2019. Excluding changes in foreign currency rates, SG&A increased by approximately $8.6 million in the quarter. The increase is mainly due to $6.9 million of new operational costs for our acquisitions completed subsequent to September 30, 2019, as well as fair value adjustments related to contingent consideration arrangements. We also recognized higher personnel costs, including $3.5 million of stock-based compensation mainly for our acquired entities which was offset by lower travel costs due to the COVID-19 pandemic. SG&A as a percentage of net sales increased to 16.1% compared to 15.9% in the same period of the prior year due to the cost increases mentioned above.
SG&A increased by $24.9 million to $371.4 million in the first nine months of 2020 compared to $346.5 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $28.7 million in the first nine months of 2020 compared to the first nine months of 2019. As discussed above, the increase is related to $15.7 million of new SG&A costs from our acquisitions completed subsequent to September 30, 2019 as well as fair value adjustments related to contingent consideration arrangements, along with higher personnel costs. SG&A as a percentage of net sales increased to 17.0% compared to 15.8% in the same period of the prior year due to the cost increases mentioned above.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $6.0 million to $55.2 million in the third quarter of 2020 compared to $49.2 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $5.1 million in the quarter compared to the same period in 2019. The majority of this increase is due to $3.3 million of incremental depreciation and amortization costs related to our acquired companies. Depreciation and amortization as a percentage of net sales increased to 7.3% in the third quarter of 2020 compared to 7.0% in the same period of the prior year.
Reported depreciation and amortization expenses increased by approximately $17.8 million to $162.4 million in the first nine months of 2020 compared to $144.6 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $19.3 million in the first nine months of 2020 compared to the same period a year ago. The majority of this increase is due to $11.7 million of incremental depreciation and amortization costs related to our acquired companies. Depreciation and amortization as a percentage of net sales increased to 7.5% in the first nine months of 2020 compared to 6.6% in the same period of the prior year.

RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. Restructuring costs related to this plan for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring Initiatives by Segment
Beauty + Home	$3,144	$5,341	$15,375	$14,869
Pharma	300	168	158	381
Food + Beverage	(31)	204	147	826
Corporate & Other	2	306	(95)	1,210
Total Restructuring Initiatives	$3,415	$6,019	$15,585	$17,286

We estimate total implementation costs of approximately $125 million, including $102.1 million of costs that have been recognized to date. We also anticipate making capital investments related to the business transformation of approximately $50 million, of which $47 million has been incurred to date. Based on our ongoing restructuring initiatives, we are progressing towards our initial target of $80 million annualized incremental EBITDA by the end of 2020, principally within the Beauty + Home segment. However, in addition to the impacts of COVID-19, ongoing changes in customer and vendor negotiations, material indices, macro-economic trends and other factors represent continuing headwinds to the Beauty + Home segment, and have offset the consolidated net benefits from these initiatives.
OPERATING INCOME
Operating income increased approximately $8.8 million to $99.0 million in the third quarter of 2020 compared to $90.2 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $5.0 million in the quarter compared to the same period a year ago. This increase is due to higher sales volumes while maintaining a consistent gross margin. We also benefited from lower restructuring costs during the third quarter of 2020 compared to the prior year period. Operating income as a percentage of net sales increased slightly to 13.0% in the third quarter of 2020 compared to 12.9% in the prior year period.
For the first nine months of 2020, operating income decreased approximately $39.2 million to $258.0 million compared to $297.2 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $38.8 million in the first nine months of 2020 compared to the same period a year ago. The majority of this decrease occurred during the second quarter of 2020 due to the impact of lower sales and operational inefficiencies related to the COVID-19 pandemic. Operating income as a percentage of net sales decreased to 11.8% in the first nine months of 2020 compared to 13.6% for the same period in the prior year.
NET OTHER EXPENSE
Net other expense in the third quarter of 2020 increased $1.9 million to $9.9 million from $8.0 million in the same period of the prior year. Interest income decreased by approximately $0.7 million due to less cash on hand after our acquisition of Fusion at the beginning of the second quarter 2020.  Miscellaneous expenses increased by approximately $0.8 million as a result of higher pension costs due to the decline in discount rates in 2020 compared to 2019 and higher costs to hedge certain Latin American currencies.
Net other expense for the nine months ended September 30, 2020 increased $7.3 million to $30.1 million from $22.8 million in the same period of the prior year. As discussed above, this increase is mainly due to $3.1 million of lower interest income in 2020 as a result of the Fusion Acquisition. Miscellaneous expenses increased by approximately $3.5 million mainly due to the higher pension costs and higher costs to hedge certain Latin American currencies as mentioned above.
EFFECTIVE TAX RATE
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2020 and 2019, respectively, was 28.5% and 31.0%.  The reported effective tax rate for the three months ended September 30, 2020 was favorably impacted by additional excess tax benefits from employee stock-based compensation of $1.4 million and benefits reflecting changes in the U.S. GILTI tax for the current year of $1.5 million.

The effective tax rate for the nine months ended September 30, 2020 and 2019 was 29.4%. The nine month effective tax rates reflect a favorable impact from the excess tax benefits from employee stock-based compensation of $8.7 million and $13.6 million, respectively, offset by the unfavorable impact from losses in jurisdictions where the tax benefit is not recognized and other discrete items of $5.1 million and $10.9 million, respectively.

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $63.7 million and $160.8 million in the three and nine months ended September 30, 2020, compared to $56.8 million and $193.7 million for the same periods in the prior year.
BEAUTY + HOME SEGMENT
Operations that sell dispensing systems and sealing solutions to the personal care, beauty and home care markets form the Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$337,231	$328,182	$961,577	$1,037,921
Adjusted EBITDA (1)	34,733	41,475	92,954	143,411
Adjusted EBITDA margin (1)	10.3%	12.6%	9.7%	13.8%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".

Reported net sales for the quarter ended September 30, 2020 increased 3% to $337.2 million compared to $328.2 million in the third quarter of the prior year. Changes in currency rates positively impacted net sales by 1% while our acquisition of Fusion contributed an additional 7% to the top line growth in the third quarter of 2020. Therefore, core sales decreased 5% in the third quarter of 2020 compared to the same quarter of the prior year. The COVID-19 pandemic continued to negatively impact core sales to the beauty market during the third quarter of 2020 due to significant reduction in domestic and international travel leading to a reduction in duty free sales. Core sales of our products to the beauty market decreased 21% as we continued to experience a significant reduction in orders from customers providing both fragrance and skin care products, mainly in the travel retail and standard retail settings. Personal care core sales increased 12% on increased sales of our products to our personal cleansing customers, mainly for hand sanitizers and liquid soaps which more than compensated for continued softness in our deodorant, hair care and sun care applications as consumers continued to shelter in place. Core sales to the home care markets increased 6% on strong demand for our household cleaner and disinfectant products.

Third Quarter 2020 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	12%	(21)%	6%	(5)%
Acquisitions	—%	14%	—%	7%
Currency Effects (1)	—%	1%	1%	1%
Total Reported Net Sales Growth	12%	(6)%	7%	3%

For the first nine months of 2020, net sales decreased 7% to $0.96 billion compared to $1.04 billion in the first nine months of the prior year. Changes in currency rates negatively impacted net sales by 2% while our acquisition of Fusion positively impacted sales by 4% in the first nine months of 2020. Therefore, core sales decreased by 9% in the first nine months of 2020 compared to the same period in the prior year. The COVID-19 pandemic also impacted the first nine months of 2020 as we began to see the effects in our first quarter results. Core sales of our products to the beauty market decreased 22% across all applications, but mainly on lower sales of prestige fragrance products to our customers.  Compared to the same period in the prior year, personal care core sales increased 6%, driven by increases in hand sanitation product sales, while home care core sales decreased 2% mainly on lower sales to our laundry care customers.

Nine Months Ended September 30, 2020 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	6%	(22)%	(2)%	(9)%
Acquisitions	—%	7%	—%	4%
Currency Effects (1)	(2)%	(2)%	(1)%	(2)%
Total Reported Net Sales Growth	4%	(17)%	(3)%	(7)%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2020 decreased 16% to $34.7 million compared to $41.5 million in the same period in the prior year. As discussed above, the COVID-19 pandemic affected our profitability due to overall lower sales volumes. Our profitability was further impacted by lower overhead absorption due to fluctuations in demand primarily in our facilities that manufacture beauty products. We also incurred $1.8 million of fair value adjustments related to our contingent consideration arrangement for the Fusion Acquisition.
Adjusted EBITDA in the first nine months of 2020 decreased 35% to $93.0 million compared to $143.4 million reported in the same period in the prior year. As discussed above, our profitability during the first nine months of 2020 was significantly impacted by the COVID-19 pandemic, mainly in our beauty applications. Our profitability was further impacted by special employee bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running as well as lower overhead absorption as we continue to manage demand fluctuations in our facilities. We also incurred $3.0 million of fair value adjustments related to our contingent consideration arrangement for the Fusion Acquisition.
PHARMA SEGMENT
Operations that sell drug delivery, sealing and active packaging solutions primarily to the prescription drug, consumer health care, injectables and active packaging markets form the Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$315,758	$269,251	$914,213	$823,891
Adjusted EBITDA (1)	112,436	95,899	324,877	294,684
Adjusted EBITDA margin (1)	35.6%	35.6%	35.5%	35.8%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".

Net sales for the Pharma segment increased 17% in the third quarter of 2020 to $315.8 million compared to $269.3 million in the third quarter of 2019. Changes in currencies positively affected net sales by 4% while our acquisition of Noble positively impacted sales by 2% in the third quarter of 2020. Therefore, core sales increased by 11% in the third quarter of 2020 compared to the third quarter of 2019. Core sales increased in each end market with the exception of the prescription drug market where higher sales of drug delivery devices were offset by lower custom tooling sales. Core sales to the consumer health care market increased 6% on strong demand for our products used on nasal saline and nasal decongestant treatments. Injectables core sales increased 27% on higher demand for primary components used with injected medicines such as existing seasonal flu vaccines and other treatments, as well as some initial orders in anticipation of coming COVID-19 vaccines. Active packaging core sales increased 56% mainly due to two large tooling projects during the quarter. We also reported strong sales growth in our ActivVial and ActivFilm used with probiotic and oral solid dose products.

Third Quarter 2020 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Packaging	Total
Core Sales Growth	—%	6%	27%	56%	11%
Acquisitions	—%	—%	14%	—%	2%
Currency Effects (1)	3%	5%	6%	3%	4%
Total Reported Net Sales Growth	3%	11%	47%	59%	17%

Net sales for the first nine months of 2020 increased by 11% to $914.2 million compared to $823.9 million in the first nine months of 2019. While there was no impact from changes in currencies, our acquisitions of Noble, Nanopharm and Gateway positively impacted sales by 3% in the first nine months of 2020. Therefore, core sales increased by 8% in the first nine months of 2020 compared to the same period in the prior year. The core sales decrease of 1% in the prescription drug market was driven by difficult prior year comparisons on tooling and central nervous system application sales. During 2019, we also benefited from the realization of $1.8 million of revenue for achieving a development milestone related to a customer project. Core sales to the consumer health care market increased 6% on strong demand for our products used on nasal decongestant, cough and cold and dermal drug delivery treatments. Core sales of our products to the injectables and active packaging markets increased 25% and 34% respectively due to strong sales across all applications and tooling as discussed above.

Nine Months Ended September 30, 2020 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Packaging	Total
Core Sales Growth	(1)%	6%	25%	34%	8%
Acquisitions	—%	—%	16%	—%	3%
Currency Effects (1)	—%	1%	—%	—%	—%
Total Reported Net Sales Growth	(1)%	7%	41%	34%	11%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2020 increased 17% to $112.4 million compared to $95.9 million reported in the same period of the prior year. As discussed above, we reported strong product growth across most markets and benefited from higher tooling sales within our active packaging market. These core sales improvements, along with strong performance resulting from the Noble Acquisition led to the increase in reported results for the third quarter of 2020 compared to the third quarter of 2019. These improvements were slightly offset by $0.9 million higher stock-based compensation expense and $1.3 million of fair value adjustments related to our contingent consideration arrangement for the Noble Acquisition.
Adjusted EBITDA in the first nine months of 2020 increased 10% to $324.9 million compared to $294.7 million reported in the same period of the prior year. Increased sales in three of our divisions, along with incremental profit related to our acquisitions was able to compensate for $2.6 million of additional stock-based compensation expense and $1.3 million of fair value adjustments related to our contingent consideration arrangement for the Noble Acquisition. While the Pharma segment did not experience a significant sales impact from COVID-19, our margins were negatively impacted by lower sales of our high-margin prescription applications compared to our other product offerings. We also made special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running.

FOOD + BEVERAGE SEGMENT
Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$106,164	$103,845	$304,221	$326,587
Adjusted EBITDA (1)	20,351	18,728	53,543	56,363
Adjusted EBITDA margin (1)	19.2%	18.0%	17.6%	17.3%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives and acquisition-related costs. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
Core sales for the quarter ended September 30, 2020 increased approximately 2% to $106.2 million compared to $103.8 million in the third quarter of the prior year. There were no acquisitions or changes in foreign currency rates during the third quarter of 2020 compared to the third quarter of 2019. Core sales growth was negatively impacted by $3.5 million from passing through lower resin costs to our customers. The changes in core sales by market show distinctly different results, but both are being impacted by the COVID-19 pandemic. Core sales to the food market increased 15% due to the increased demand across several applications for pantry staples as consumers continued to cook at home during the pandemic. However, core sales to the beverage market decreased 22% as sales of our single-serve bottled water and on-the-go functional drink products continue to be negatively impacted as consumers demand less on-the-go beverages during the COVID-19 pandemic.

Third Quarter 2020 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	15%	(22)%	2%
Acquisitions	—%	—%	—%
Currency Effects (1)	—%	(1)%	—%
Total Reported Net Sales Growth	15%	(23)%	2%

Net sales for the first nine months of 2020 decreased by 7% to $304.2 million compared to $326.6 million in the first nine months of 2019. Changes in currency rates negatively impacted net sales by 2%. Therefore, core sales decreased by 5% in the first nine months of 2020 compared to the same period in the prior year. The pass-through of lower resin costs and lower tooling sales negatively impacted the first nine months of 2020 by $12.2 million and $6.4 million, respectively. Core sales to the food market increased 4% while core sales to the beverage market decreased 25% in the first nine months of 2020 compared to the same period of the prior year. Sales to the food market increased due to strong sales of our products to our spreads, cooking oils and granular/powder customers. These increases were offset by lower tooling sales versus the prior year period. As discussed above, core sales to the beverage market decreased as sales of our single-serve bottled water and on-the-go functional drink products as well as tooling sales were all significantly affected by the COVID-19 pandemic.

Nine Months Ended September 30, 2020 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	4%	(25)%	(5)%
Acquisitions	—%	—%	—%
Currency Effects (1)	(1)%	(2)%	(2)%
Total Reported Net Sales Growth	3%	(27)%	(7)%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2020 increased 9% to $20.4 million compared to $18.7 million reported in the same period of the prior year. Higher product sales to the food markets discussed above, along with the benefits we received from our cost containment activities and other operational improvements realized during the third quarter of 2020 more than compensated for lower tooling sales and other negative COVID-19 impacts, mainly on our beverage market applications.
Adjusted EBITDA in the first nine months of 2020 decreased 5% to $53.5 million compared to $56.4 million reported in the same period of the prior year. The COVID-19 impact on product sales discussed above, along with lower tooling and special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running, more than offset the benefits we received from cost containment activities and other operational improvements realized during the first nine months of 2020.

CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information to the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives and acquisition-related costs) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended September 30, 2020, Corporate & Other expenses increased to $11.0 million from $9.9 million in the third quarter of 2019. Of the $1.1 million increase, $0.4 million is due to changes in foreign currencies. The remaining increase is due to slightly higher variable compensation costs which are tied to company performance and other personnel costs as we continue to implement our growth strategy partially offset by lower travel and entertainment costs due to travel restrictions in place during 2020 .
Corporate & Other expenses in the first nine months of 2020 increased to $34.1 million compared to $33.3 million reported in the same period of the prior year. Of the $0.8 million increase, $0.3 million is due to changes in foreign currencies. As discussed above, the remaining increase is due to higher variable compensation and other personnel costs partially offset by lower travel and entertainment costs.

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
We present adjusted earnings before net interest and taxes (“Adjusted EBIT”) and consolidated adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges (restructuring initiatives), acquisition-related costs and purchase accounting adjustments related to acquisitions and investments. Our “Outlook” discussion below is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives and acquisition-related costs.
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

	Three Months Ended
	September 30, 2020

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$759,153	$337,231	$315,758	$106,164	$—	$—

Reported net income	$63,735
Reported income taxes	25,404
Reported income before income taxes	89,139	7,944	92,202	10,884	(13,289)	(8,602)
Adjustments:
Restructuring initiatives	3,415	3,144	300	(31)	2
Transaction costs related to acquisitions	221	11	210
Adjusted earnings before income taxes	92,775	11,099	92,712	10,853	(13,287)	(8,602)
Interest expense	8,851					8,851
Interest income	(249)					(249)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	101,377	11,099	92,712	10,853	(13,287)	—
Depreciation and amortization	55,179	23,634	19,724	9,498	2,323
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$156,556	$34,733	$112,436	$20,351	$(10,964)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.6%	10.3%	35.6%	19.2%

	Three Months Ended
	September 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$701,278	$328,182	$269,251	$103,845	$—	$—

Reported net income	$56,769
Reported income taxes	25,504
Reported income before income taxes	82,273	15,413	78,418	9,323	(12,940)	(7,941)
Adjustments:
Restructuring initiatives	6,019	5,341	168	204	306
Transaction costs related to acquisitions	708	34	520	154
Purchase accounting adjustments related to acquisitions and investments	647		647
Adjusted earnings before income taxes	89,647	20,788	79,753	9,681	(12,634)	(7,941)
Interest expense	8,898					8,898
Interest income	(957)					(957)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	97,588	20,788	79,753	9,681	(12,634)	—
Depreciation and amortization	49,218	20,687	16,793	9,047	2,691
Purchase accounting adjustments included in Depreciation and amortization above	(647)		(647)			—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$146,159	$41,475	$95,899	$18,728	$(9,943)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.8%	12.6%	35.6%	18.0%

	Nine Months Ended
	September 30, 2020

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,180,011	$961,577	$914,213	$304,221	$—	$—

Reported net income	$160,845
Reported income taxes	66,998
Reported income before income taxes	227,843	2,297	267,523	25,365	(41,968)	(25,374)
Adjustments:
Restructuring initiatives	15,585	15,375	158	147	(95)
Transaction costs related to acquisitions	4,812	4,602	210
Purchase accounting adjustments related to acquisitions and investments	4,642	3,221	1,421
Adjusted earnings before income taxes	252,882	25,495	269,312	25,512	(42,063)	(25,374)
Interest expense	25,973					25,973
Interest income	(599)					(599)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	278,256	25,495	269,312	25,512	(42,063)	—
Depreciation and amortization	162,414	70,159	56,232	28,031	7,992
Purchase accounting adjustments included in Depreciation and amortization above	(3,367)	(2,700)	(667)
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$437,303	$92,954	$324,877	$53,543	$(34,071)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.1%	9.7%	35.5%	17.6%

	Nine Months Ended
	September 30, 2019

	Consolidated	Beauty + Home	Pharma	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,188,399	$1,037,921	$823,891	$326,587	$—	$—

Reported net income	$193,689
Reported income taxes	80,684
Reported income before income taxes	274,373	66,407	244,101	29,234	(42,239)	(23,130)
Adjustments:
Restructuring initiatives	17,286	14,869	381	826	1,210
Transaction costs related to acquisitions	1,767	34	1,579	154
Purchase accounting adjustments related to acquisitions and investments	869		869
Adjusted earnings before income taxes	294,295	81,310	246,930	30,214	(41,029)	(23,130)
Interest expense	26,868					26,868
Interest income	(3,738)					(3,738)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	317,425	81,310	246,930	30,214	(41,029)	—
Depreciation and amortization	144,574	62,101	48,623	26,149	7,701
Purchase accounting adjustments included in Depreciation and amortization above	(869)		(869)
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$461,130	$143,411	$294,684	$56,363	$(33,328)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.1%	13.8%	35.8%	17.3%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2020	2019

Notes payable, revolving credit facility and overdrafts	$95,200	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	66,056	65,988
Long-Term Obligations, net of unamortized debt issuance costs	1,039,935	1,085,453
Total Debt	1,201,191	1,195,700
Less:
Cash and equivalents	226,546	241,970
Net Debt	$974,645	$953,730

Total Stockholders' Equity	$1,759,955	$1,572,252
Net Debt	974,645	953,730
Net Capital	$2,734,600	$2,525,982

Net Debt to Net Capital	35.6%	37.8%

Free Cash Flow Reconciliation	September 30,	September 30,
	2020	2019

Net Cash Provided by Operations	$381,427	$380,381

Less:
Capital Expenditures	173,365	186,841
Free Cash Flow	$208,062	$193,540

FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies. Changes in exchange rates on such inter-country sales could materially impact our results of operations. During the third quarter of 2020, the U.S. dollar weakened compared to the major European currencies while it appreciated against most Latin America and Asian currencies. This resulted in an additive impact on our translated results during the third quarter of 2020 when compared to the third quarter of 2019.
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiaries pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. For the nine months ended September 30, 2020, our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues.
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
Cash and equivalents and restricted cash decreased to $231.4 million at September 30, 2020 from $247.0 million at December 31, 2019. Total short and long-term interest bearing debt of $1.2 billion at September 30, 2020 was unchanged from $1.2 billion at December 31, 2019. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 35.6% at September 30, 2020 compared to 37.8% at December 31, 2019. See the reconciliation under "Non-U.S. GAAP Measures".

In the first nine months of 2020, our operations provided approximately $381.4 million in net cash flow compared to $380.4 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operations during the first nine months of 2020 is primarily attributable to better working capital management which offset lower net income.
We used $377.9 million in cash for investing activities during the first nine months of 2020 compared to $224.0 million during the same period a year ago. During the first nine months of 2020, $162.7 million of cash was utilized to fund the Fusion Acquisition. We invested $32.0 million in our 49% equity interest of BTY and $5.0 million in our 30% equity interest of Sonmol, which are accounted for as equity method investments. Additionally, we released $1.0 million relating to the working capital escrow settlement and paid an additional $463 thousand as a working capital payment related to our acquisition of Noble. Our investment in capital projects decreased $13.5 million during the first nine months of 2020 compared to the first nine months of 2019 due to timing of our capital expenditures. Our 2020 estimated cash outlays for capital expenditures are expected to be in the range of approximately $240 to $250 million but could vary due to changes in exchange rates as well as the timing of capital projects.
Financing activities used $26.7 million in cash during the first nine months of 2020 compared to $146.2 million in cash used by financing activities during the same period a year ago. During the first nine months of 2020, we received net proceeds from our U.S. group credit facility of $70.0 million and stock option exercises of $51.1 million. We used cash on hand to pay $69.4 million of dividends, net repayments of $14.0 million related to our notes payable and overdrafts and $61.7 million related to our outstanding long-term debt obligations.
We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. $95.0 million was utilized under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of September 30, 2020. The $25.0 million balance at December 31, 2019 under our U.S. credit facility was repaid during the first quarter of 2020. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheets.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.81 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.92 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the note purchase agreements.

Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $938.1 million before the 3.50 to 1.00 maximum ratio requirement is exceeded.
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
On October 15, 2020, the Board of Directors declared a quarterly cash dividend of $0.36 per share payable on November 18, 2020 to stockholders of record as of October 28, 2020.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2020 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
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
In August 2018, the FASB issued ASU 2018-14, which amends disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The new standard is effective for fiscal years ending after December 15, 2020. As this update only modifies disclosure requirements, we do not expect that this guidance will have a significant impact on our consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
OUTLOOK
We expect the company to continue to achieve core growth. Rising demand in many end markets is expected to more than offset COVID-19 related declines in some of our end markets. We are proud of the way our employees have responded to the difficult year and we are performing well. We expect our Pharma business to continue to do well with existing business and increased opportunities directly and indirectly related to the pandemic.
We expect earnings per share for the fourth quarter of 2020, excluding any restructuring expenses and acquisition-related costs, to be in the range of $0.84 to $0.92 and this guidance is based on an effective tax rate range of 27% to 29%.
FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
•outbreaks of pandemics, including the impact of COVID-19 on our global supply chain and our global customers and operations, which has elevated and may or will continue to elevate many of the risks and uncertainties discussed below;
•economic conditions worldwide, including potential deflationary or inflationary conditions in regions we rely on for growth;
•political conditions worldwide, including the impact of the UK leaving the European Union (Brexit) on our UK operations;
•significant fluctuations in foreign currency exchange rates or our effective tax rate;
•the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate;
•financial conditions of customers and suppliers;
•consolidations within our customer or supplier bases;
•changes in customer and/or consumer spending levels;
•loss of one or more key accounts;
•the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;

•fluctuations in the cost of materials, components and other input costs (particularly resin, metal, anodization costs and transportation and energy costs);
•our ability to successfully implement facility expansions and new facility projects;
•our ability to offset inflationary impacts with cost containment, productivity initiatives or price increases;
•changes in capital availability or cost, including interest rate fluctuations;
•volatility of global credit markets;
•our ability to identify potential new acquisitions and to successfully acquire and integrate such operations and products, including the successful integration of the businesses we have acquired, including contingent consideration valuation;
•direct or indirect consequences of acts of war, terrorism or social unrest;
•cybersecurity threats that could impact our networks and reporting systems;
•the impact of natural disasters and other weather-related occurrences;
•fiscal and monetary policies and other regulations;
•changes or difficulties in complying with government regulation;
•changing regulations or market conditions regarding environmental sustainability;
•work stoppages due to labor disputes;
•competition, including technological advances;
•our ability to protect and defend our intellectual property rights, as well as litigation involving intellectual property rights;
•the outcome of any legal proceeding that has been or may be instituted against us and others;
•our ability to meet future cash flow estimates to support our goodwill impairment testing;
•the demand for existing and new products;
•the success of our customers’ products, particularly in the pharmaceutical industry;
•our ability to manage worldwide customer launches of complex technical products, particularly in developing markets;
•difficulties in product development and uncertainties related to the timing or outcome of product development;
•significant product liability claims;
•the execution of our business transformation plan; and
•other risks associated with our operations.

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
The table below provides information as of September 30, 2020 about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2020.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$13,585	1.1671	13,114-24,247
EUR / BRL	9,300	6.3817	9,300-10,173
CZK / EUR	4,998	0.0377	3,408-5,029
EUR / INR	3,864	88.6650	3,806-3,898
EUR/THB	3,478	37.0688	1,276-3,478
MXN / USD	2,400	0.0432	2,400-2,610
CHF / EUR	2,374	0.6405	2,374-2,874
EUR/CNY	1,174	8.2267	0-3,569
EUR / MXN	1,062	26.5924	1,062-2,165
GBP / EUR	733	1.1022	733-889
USD / EUR	146	0.8494	146-8,297
EUR/CZK	69	26.6496	0-69
Total	$43,183

As of September 30, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $0.1 million in prepaid and other and $0.4 million in accounts payable, accrued and other liabilities on the balance sheet. We also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $3.2 million reported in accounts payable, accrued and other liabilities on the balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended September 30, 2020, we implemented enterprise resource planning (“ERP”) systems at one operating facility. Consequently, the control environments have been modified at this location to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The COVID-19 pandemic continues to adversely affect our business. Additional factors could exacerbate such negative consequences and/or create materially adverse effects. The COVID-19 pandemic adversely affected our sales of products to our travel and retail beauty business and on-the-go beverage customers in the nine months ended September 30, 2020 and that adverse impact may continue into the fourth quarter. Beginning in the first quarter of 2020, economic and health conditions in the United States and across most of the globe have changed rapidly. Customer demand across all segments, particularly our Beauty + Home and Food + Beverage segments, may decrease further from historical levels depending on the duration and severity of the COVID-19 pandemic and the extent of further resurgences, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.
The ability of our employees to work may be significantly impacted by COVID-19. The majority of our office and management personnel are working remotely and the majority of our facilities remained operational during the first nine months of 2020 as each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world. The health and safety of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the virus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2020, the Plan purchased 316 shares of our common stock on behalf of the participants at an average price of $118.66, for an aggregate amount of $37 thousand. The Plan sold 6,123 shares of our common stock on behalf of the participants at an average price of $118.01, for an aggregate amount of $723 thousand during the same period. At September 30, 2020, the Plan owned 90,976 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2020, we did not repurchase any shares. As of September 30, 2020, there was $278.5 million of authorized share repurchases available to us. Amid the COVID-19 pandemic, we are focused on preserving our liquidity and therefore we have temporarily suspended repurchasing shares of our common stock.

ITEM 6. EXHIBITS

Exhibit 10.1	Amendment No. 2 to the Employment Agreement dated March 30, 2011, and amended February 10, 2016, of Gael Touya.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2020, filed with the SEC on October 30, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Balance Sheets – September 30, 2020 and December 31, 2019, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2020 and 2019, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2020 and 2019 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 30, 2020