Form 10-K
period 2020-12-31
APTARGROUP INC
filed 2021-02-19
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM_____TO_____

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐
No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2020 was $7,230,606,494.
The number of shares outstanding of common stock, as of February 15, 2021, was 65,163,222 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 5, 2021 are incorporated by reference into Part III of this report.

AptarGroup, Inc.
FORM 10-K
For the Year Ended December 31, 2020

i/ATR	2020 Form 10-K

PART I
ITEM 1. BUSINESS
WHO ARE WE AND WHAT DO WE DO
Aptar is a global leader in the design and manufacturing of a broad range of innovative drug delivery and consumer product dispensing, sealing and active packaging solutions and services for the prescription drug, consumer health care, injectables, active packaging, beauty, personal care, home care, food and beverage markets. Aptar uses insights, design, engineering and science to create dosing, dispensing, and protective packaging technologies for many of the world's leading brands, in turn, making a meaningful difference in the lives, looks, health and homes of people around the world. Aptar is headquartered in Crystal Lake, Illinois and has approximately 13,000 dedicated employees in 20 different countries. For more information, visit www.aptar.com.
Our business was started in the late 1940’s, manufacturing and selling aerosol valves in the United States, and has grown primarily through acquisitions and internal expansion. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup”, “Aptar” or the “Company”.
We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have approximately 6,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of our 2020 Net Sales.
Consumers’ preference for convenience and product differentiation through drug delivery and packaging design and function are important to our customers and they have converted many of their packages from non-dispensing formats to dispensing systems that offer enhanced shelf appeal, convenience, cleanliness and accuracy of dosage.
We partner with our customers by providing innovative delivery systems and a suite of comprehensive services to help them succeed. While we offer a wide variety of services and products, our primary products are dispensing pumps, closures, aerosol valves, elastomeric primary packaging components and active packaging solutions.
Dispensing pumps are finger-actuated dispensing systems that dispense a spray or lotion from non-pressurized containers. The style of pump used depends largely on the nature of the product being dispensed, from small, fine mist pumps used with pharmaceutical products and perfume to lotion pumps for more viscous formulas.
Closures are primarily dispensing closures but to a lesser degree can include non-dispensing closures. Dispensing closures are plastic caps that allow a product to be dispensed without removing the cap.
Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are metered dose continuous spray valves, with the balance being bag-on valve and continuous spray valves.
We also manufacture and sell elastomeric primary packaging components. These components are used in the injectables market. Products include stoppers for infusion, antibiotic, lyophilization and diagnostic vials. Our elastomeric components also include pre-filled syringe components, such as plungers, needle shields, tip caps and cartridges, as well as dropper bulbs and syringe plungers.
We provide active packaging solutions via our material science technology which maintains the integrity of the container contents, extends shelf-life, controls moisture and reduces oxygenation. Our active packaging solutions remove gasses from the interior of the package environment and remove odor and other harmful contaminants.
During 2020 and 2019, we acquired several companies to strengthen and broaden our portfolio, including the following business combinations and asset purchases:
-    October 2020 – Cohero Health, Inc. ("Cohero Health") asset purchase for cash paid at close of $2.4 million.
-    April 2020 – Fusion Packaging, Inc. ("Fusion") for cash paid at close of approximately $163.8 million (net of $1.0 million of cash acquired) and contingent consideration liability due to sellers related to earn-out.
-    October 2019 – Noble International Holdings, Inc., Genia Medical, Inc. and JBCB Holdings, LLC (collectively referred to as “Noble”) for cash paid at close of approximately $62.3 million (net of $1.6 million of cash acquired) and contingent consideration liability due to sellers related to earn-out.
-    August 2019 – Bapco Closures Holdings Limited ("Bapco") for cash paid at close of $3.8 million (net of $2.9 million of cash acquired).
-    June 2019 – Nanopharm Ltd. (“Nanopharm”) for cash paid at close of approximately $38.1 million (net of $1.8 million of cash acquired).
-    May 2019 – Gateway Analytical LLC (“Gateway”) for cash paid at close of approximately $7.0 million and contingent consideration liability due to sellers related to earn-out.

1/ATR	2020 Form 10-K

To further broaden our portfolio, during 2020 and 2019, we also invested in several equity investments, including:
-    April 2020 – We acquired 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as "Sonmol") for $5 million.
-    January 2020 – We acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for $32 million.
-    August 2019 – We made two preferred equity investments in sustainability companies Loop and PureCycle Technologies (“PureCycle”) for an aggregate amount of $3.5 million. In July 2020 and September 2020 we invested an additional $1.4 million in these two equity investments and also received $333 thousand of equity in PureCycle in exchange for a dedicated resource.
Refer to Note 19- Acquisitions and Note 20 - Investments in Equity Securities in Item 8 – Consolidated Financial Statements and Supplementary Data for further details on acquisition and related investment activities.
AVAILABLE INFORMATION
Our periodic and current reports, and any amendments to those reports, are available, free of charge, through a link on the Investors page of our website (www.aptar.com), as soon as reasonably practicable after the material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These filings are also available to the public over the Internet at the SEC’s website (www.sec.gov).
Also posted on our website are the charters for our Audit, Management Development and Compensation, Governance and Executive Committees, our Governance Principles, our Code of Conduct, our Director Independence Standards and our Conflict Minerals Statement. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment or waiver to the Code of Business Conduct & Ethics applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
OUR STRATEGY
We seek to enhance our position as a leading global provider of innovative drug delivery and consumer product dispensing, sealing, active packaging solutions and services to deliver increased value to our customers and stockholders through strategic focus and execution in the following areas:
(i)Focus on Organic Growth: We are focused on accelerating our top line growth with added emphasis on high growth economies. Accordingly, we are creating empowered, regional, cross-functional profit and loss (“P&L”) teams who are fully accountable to drive profitable growth.
(ii)Focus on Talent and Leadership: Execution of our strategy requires a talented, motivated, diverse, global team. We have a focused talent acquisition and development strategy to ensure our teams have the right skills to execute our strategy.
(iii)Excellence in Core Business Functions: We have established three pillars of functional excellence to ensure we perform at best in class levels in the core functions of any manufacturing business, namely “innovate,” “produce” and “sell,” and that our business teams are supported in the areas of Innovation, Operations and Commercial Excellence.
(iv)Successful Transformation: To strengthen our performance and deepen our position as a true market shaper, we continually evaluate our business. In late 2017, we launched a comprehensive business transformation plan within our Beauty + Home segment and our key corporate support functions. While the global COVID-19 pandemic and other headwinds have negatively impacted volumes in our Beauty + Home segment and deferred some initiatives past our original 3 year timeline, we have continued focus on transforming our Beauty + Home segment by adding capabilities in Asia and capitalizing on fast growing application fields within the segment.
(v)Partnerships and Acquisitions: We will continue to focus on growing the Company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings.
Facilitating the execution of our strategy are our core values, which dictate how we interact internally and externally with our employees, customers, suppliers and all stakeholders.

2/ATR	2020 Form 10-K

DESCRIPTION OF OUR REPORTING SEGMENTS
INFORMATION ABOUT SEGMENTS
Our organizational structure consists of three market-focused business segments: Pharma, Beauty + Home and Food + Beverage. This is a strategic structure which allows us to be more closely aligned with our customers and the markets in which they operate. We primarily sell our products and services through our own sales force to pharmaceutical, health care, beauty, personal care, home care, food and beverage marketers. To a limited extent, we use independent representatives and distributors to increase our reach to smaller customers and export markets.
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables and active packaging markets form the Pharma segment. Operations that sell dispensing systems and sealing solutions primarily to the beauty, personal care and home care markets form the Beauty + Home segment. Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment. Each of these three business segments is described more fully below.
PHARMA
The Pharma segment is our largest segment in terms of profitability, accounting for 68% of our Adjusted EBITDA excluding non-allocated corporate costs, and is our second largest segment in terms of net sales and total assets, accounting for 42% and 39% of our Net Sales and Total Assets, respectively, in 2020. We believe we are a leading supplier of nasal drug delivery spray pumps and metered dose inhaler valves (“MDIs”) to the pharmaceutical and health care markets worldwide and we are an important supplier of elastomer for injectable primary packaging components worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing value-added, convenient drug delivery and dispensing systems will continue to offer opportunities for our business. In addition, we believe there are opportunities for growth in the over-the-counter and generic pharmaceutical categories.
Prescription Drug. Sales to the prescription drug market accounted for approximately 46% of the segment’s total net sales in 2020. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Sales of pumps to deliver prescription allergy medicine that is now available over-the-counter remains part of our prescription drug division. This could provide us with growth opportunities as the movement to over-the-counter availability allows consumers easier access to these types of treatments. Our nasal pumps and unit dose and bidose devices are also used to deliver pain management and central nervous system therapies.
MDIs are used for dispensing precise amounts of aerosolized medication. This technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary route. Currently the majority of our MDIs sold are used for respiratory ailments such as asthma and COPD (chronic obstructive pulmonary disease).
We continue to develop new drug delivery and dispensing systems and accessories in this segment. For example, we provide single dose delivery devices suitable for central nervous system applications. While we expect that these types of new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers that use our drug delivery and dispensing systems.
Consumer Health Care. Sales to the consumer health care market accounted for approximately 22% of the segment’s total net sales in 2020. Many applications for this market are similar to the prescription market; however, these applications are sold over-the-counter without a prescription. Typical consumer health care spray applications include nasal decongestants, nasal salines and cough and cold applications. Typical consumer health care valve applications include nasal saline using our bag-on valve technology. We have developed a multi dose ophthalmic dispensing device suitable for unpreserved formulations. This technology is successfully marketed in Europe, North America and Latin America and is under development for other markets both for over-the-counter and prescription applications. Other products sold to this market include airless pump systems for dermal drug delivery applications. We have recently seen a trend to more child resistant and senior-friendly packaging solutions and have developed products to meet these market needs.
Injectables. Sales to the injectables market accounted for approximately 20% of the segment’s total net sales in 2020. Injectables are elastomeric primary packaging components for injectable drug delivery. Injectable products offered include stoppers for vials and pre-filled syringe components, such as plungers, needle shields, tip caps and components for cartridges. Our recent investment in this business allows us to market coated stoppers which better protect the contents of the vial and the integrity of biologic formulations. Pharmaceutical applications for this market include vaccines, anti-thrombotic, small molecules and biologics.

3/ATR	2020 Form 10-K

Active Packaging. Active packaging is a technology Aptar acquired in 2018. Sales of active packaging products accounted for approximately 12% of the segment’s total net sales in 2020. Through proprietary material science expertise, we deliver active packaging solutions such as desiccant material to enhance the shelf life and effectiveness of diagnostic and solid dose products. Additionally, the technology is used to absorb moisture and oxygen as well as emit properties such as chlorine dioxide.
BEAUTY + HOME
The Beauty + Home segment is our second largest segment in terms of profitability, accounting for 21% of our Adjusted EBITDA excluding non-allocated corporate costs, and is our largest segment in terms of net sales and total assets representing 44% and 40% of our Net Sales and Total Assets, respectively, in 2020. The Beauty + Home segment primarily sells pumps and decorative components to the beauty market and pumps, closures, aerosol valves, accessories and sealing solutions to the personal care and home care markets. We believe we are a leading supplier for the majority of the products we sell primarily to the beauty and personal care markets.
Beauty. Sales to the beauty market accounted for approximately 46% of the segment’s total net sales in 2020. The beauty market requires a broad range of spray and lotion pumps, closures, elastomeric flow-control components and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. We are a leading provider of packaging solutions for prestige and mass market fragrance products. Our cosmetic lotion pumps, airless dispensing systems, lotion sampling devices and decorative capabilities along with our focus on color cosmetics including lip stick and lip gloss products will also provide growth opportunities. We see significant opportunities for growth in the sale of our products for cosmetic skin care and color cosmetic applications in Asia.
Personal Care. Sales to the personal care market accounted for approximately 46% of the segment’s total net sales in 2020 and primarily included sales of lotion pumps, closures, fine mist spray pumps, continuous spray aerosol valves, and elastomeric flow-control components. Personal care lotion pump applications include hand sanitizers, soaps, cleaners, and skin moisturizers. Personal care closures applications include hand sanitizers, shampoos and conditioners. Typical spray pump applications include hair care, body care and sun care products. Personal care continuous spray aerosol valve applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous spray aerosol valve offerings.
Home Care. Sales to the home care market accounted for approximately 8% of the segment’s total net sales in 2020 and primarily included sales of continuous or metered dose spray aerosol valves, closures and to a lesser degree spray and lotion pumps. Applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure applications include liquid detergents, automotive products and household cleansers. Spray and lotion pump applications primarily include household, insect repellent and industrial cleaners.
FOOD + BEVERAGE
The Food + Beverage segment is our smallest segment in terms of profitability, net sales and total assets, representing 11%, 14% and 14%, respectively, of our Adjusted EBITDA excluding non-allocated corporate costs, Net Sales and Total Assets in 2020. We primarily sell dispensing closures and, to a lesser degree, non-dispensing closures, elastomeric flow control components, spray pumps and aerosol valves.
Sales of dispensing closures have grown as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. At the same time, consumer marketers are trying to differentiate their products by incorporating performance enhancing features such as bonded aluminum liners to plastic, flow-control and no-drip dispensing, inverted packaging and directional flow to make packages simpler to use, cleaner and more appealing to consumers. We also have an increasing number of product solutions that address the increased use of flexible packaging formats.
Food. Sales to the food market accounted for approximately 75% of the segment’s total net sales in 2020 and primarily include sales of dispensing closures and elastomeric flow-control components. To a lesser degree we also sell non-dispensing closures, continuous spray aerosol valves and spray pumps to this market. Applications for dispensing closures include sauces, condiments, infant nutrition and other food products. Applications for continuous spray aerosol valves include cooking sprays. Spray pump applications primarily include butter sprays. We also leverage our material science technology to sell and further develop packaging solutions to the food service market to enhance the shelf life of those products.
Beverage. Sales to the beverage market accounted for approximately 25% of the segment’s total net sales in 2020 and primarily include sales of dispensing closures and elastomeric flow-control components. Sales of dispensing closures to the beverage market have increased significantly over the last several years as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings.

4/ATR	2020 Form 10-K

GENERAL BUSINESS INFORMATION
RESEARCH AND DEVELOPMENT
Our commitment to innovation, one of our competitive strengths, has resulted in an emphasis on research and development directed toward developing affordable, new, sustainable and innovative packaging, drug delivery solutions and connected devices and adapting existing products for new markets or customer requirements. In certain cases, our customers share in the research and development expenses of customer initiated projects. Occasionally, we acquire or license from third parties technologies or products that are in various stages of development.
PATENTS AND TRADEMARKS
We customarily seek patent and trademark protection for our products and brands. We own and currently have numerous applications pending for patents and trademarks in many regions of the world. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities and know-how that make our products difficult for a competitor to duplicate. While valuable to our overall product portfolio, sales of any one individually patented product are not considered material to any specific segment or to our consolidated results.
TECHNOLOGY
We have technical expertise regarding injection molding, robotics, clean-room facilities and high-speed assembly. We also have expertise regarding the formulation and finishing of elastomer and silicone components. In addition, we offer a variety of sterilization options for elastomeric components and active packaging technology based on proprietary material science expertise. Pumps and aerosol valves require the assembly of several different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we assemble products in a high-speed, cost-effective manner. We also provide analytical and connected device expertise within our pharma service technology businesses.
MANUFACTURING AND SOURCING
The majority of our worldwide production is located outside of the United States. Our philosophy is to produce as much as possible in the region where it will be sold. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic, metal and rubber components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins, silicone, rubber and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and developing new, higher margin solutions and increasing selling prices, as allowed by market conditions or contractual commitments. We source certain materials, especially some resins and rubber components for our pharmaceutical segment, from a single source. Significant delays in receiving these components or discontinuance of an approved raw material would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short-term. While there have been some supply chain disruptions due to confinements through the pandemic, we have not been materially impacted by such disruptions.
CUSTOMERS
We have approximately 6,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of 2020 Net Sales. From time to time our customer base experiences normal consolidation events and this trend is expected to continue. A concentration of customers presents opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers. However, consolidation of our customers could lead to pricing pressures, concentration of credit risk and fewer opportunities to introduce new products to the market.
INTERNATIONAL BUSINESS
We are geographically diverse with manufacturing and sales operations in Asia, Europe, Latin America (including Mexico) and North America. Europe is our largest region in terms of sales, where sales (including exports) for the years ended December 31, 2020 and 2019 were approximately 55% and 57%, respectively, of our consolidated sales. Asia and Latin America when aggregated represented approximately 12% and 14% of our consolidated sales for the years ended December 31, 2020 and 2019, respectively. Export sales from the United States were $179.0 million and $170.0 million in 2020 and 2019, respectively. We are a net exporter of goods from Europe and a net importer of goods to the North American, Asian and Latin American regions.

5/ATR	2020 Form 10-K

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
During the quarter ended June 30, 2018, we concluded that Argentina has become a highly inflationary economy primarily based on published estimates, which indicate that Argentina's three-year cumulative inflation rate has exceeded 100%. Beginning July 1, 2018, we applied highly inflationary accounting for our Argentinian subsidiary. We have changed the functional currency from the Argentinian peso to the U.S. dollar.
EMPLOYEE AND LABOR RELATIONS
Human Capital. Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and incentive programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools, and resources to enable employees at work.
As of December 31, 2020, AptarGroup has approximately 13,000 full-time employees. Of the full-time employees, approximately 7,900 are located in Europe, 2,600 are located in Asia and South America and the remaining 2,500 are located in North America. The majority of our European and Latin American employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries and approximately 60 of the North American employees are covered by a collective bargaining agreement. The total labor force covered by a collective bargaining agreement represents 57% of the total employee population. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2020 and management considers our employee relations to be satisfactory.
Employee Engagement. At AptarGroup, we conduct annual leadership for growth surveys. We have focused on organizational development based on our leadership principles, core values and strategic priorities. Our goal is to ensure that Aptar is well positioned for long-term growth and that we continue to be a high-performing, values-based, customer-focused company, with active commitments to innovation and sustainability.
Employee Development & Leadership Succession. Developing our employees to reach their full potential is an integral part of our Core Values. We have a strong foundation of learning and development systems and leadership programs at our Corporate University. Our leadership programs are targeted at all levels of the organization, from early career to senior leadership globally. Our program offerings also include many specialized programs such as change management, manufacturing and operational leadership, technical skills and others. Aptar also has developed and deployed an integrated talent management system that includes annual talent reviews, three tiered succession planning, and individual development planning. Promotions from within provide career growth opportunities for our employees.
Diversity & Inclusion. At AptarGroup, our goal is to promote a diverse and inclusive culture. Approximately 40% of the Board of Directors is comprised of women and 100% of Board Committee chairs are women. During 2020, we appointed a Diversity & Inclusion Global Leader and trained over 75% of senior leadership in Diversity & Inclusion (D&I) content. Women comprise 37% of the global employee population and 18% at senior leadership levels. Aptar launched a global Women's Employee Resource Group with a focus on increasing women in leadership. Aptar is included in the SPDR SSGA Gender Diversity Index ETF (SHE) which invests in companies that rank among the highest in gender diversity within senior leadership. Aptar is also a participant in the Catalyst CEO Champions for Change and the Gender and Diversity KPI Alliance.
Employee Well-being & Safety. Employee safety and well-being is a primary focus of Aptar and was of particular interest during fiscal year 2020 in light of the COVID-19 pandemic. In response to the pandemic, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees, and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable and implementing new safety protocols. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home arrangements. Additionally, we expanded employee assistance and mindfulness programs globally to help employees and their families manage anxiety, stress, and overall well-being.

6/ATR	2020 Form 10-K

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
While we have experienced some competition in Europe, Latin America and the United States from low cost Asian suppliers, particularly in the beauty and personal care market, this has not been significant. Although using low cost Asian suppliers may have a cost advantage, some customers prefer local suppliers citing better quality, better customer service and shorter lead times. We have also recently reduced our carbon footprint due to shorter supply chain networks being utilized, which we see as a competitive advantage.
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
Recently, we formalized our science-based targets setting an emissions reduction goal consistent with requirements to keep global warming well-below 2° Celsius by year 2030. This science-based approach incorporates our own operations and operations within the value chain. In addition, we annually undergo data assurance as part of our sustainability reporting. This assurance process allows for data on consumption of electricity, fuel oil, and natural gas, and renewable energy purchases to be verified for accuracy and completeness by an external organization. Globally this process is certified to the ISO 14064 standard for energy and greenhouse gas emission reporting.
Aptar was recognized for its actions to cut emissions, mitigate climate risks and further the low-carbon economy, based on the data reported by the Company through global environmental non-profit CDP's 2020 climate change questionnaire. Of more than 5,800 companies that were scored through the platform, Aptar is among the 273 companies securing a place on its prestigious 'A List' for tackling climate change. Through significant demonstrable action on climate change, Aptar is leading on corporate environmental ambition, action, and transparency worldwide.
There continues to be increased interest and awareness from consumers, and from our customers, in environmentally sustainable products, especially through the sourcing of sustainable materials. We are focused on reducing our environmental impacts through product life cycle assessments, sustainable material trials, operational eco-efficiency initiatives and renewable energy sourcing. We have teams dedicated to designing for sustainability by providing products that improve recyclability and use less material. Aptar has launched products and components in North America, Europe and Asia made with post-consumer recycled resins (PCR) and continues to explore additional opportunities for alternative resins and recyclable products.
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
Future regulations on environmental matters regarding recycling or material inputs could impact our business.

7/ATR	2020 Form 10-K

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
The Kigali amendment to the Montreal Protocol plans to phase down hydrofluorocarbon (HFC) propellants from baseline to 15% in order to reduce greenhouse gas emission. This type of propellant is used for pressurized metered-dose inhalers (pMDI). The phase down plan has an exemption for pharmaceutical applications of pMDIs; however, customers are looking for alternative propellants to reduce greenhouse gas emissions. We are working with the suppliers of these alternative propellants and our customers to develop new solutions.
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

8/ATR	2020 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of February 19, 2021 are as follows:

Name	Age	Position with the Company

Stephan Tanda	55	President and Chief Executive Officer
Mr. Tanda has been President and Chief Executive Officer since February 2017. Prior to this, Mr. Tanda was an Executive Managing Board Director at Royal DSM NV, a leading global supplier of ingredients and material solutions for the food, dietary supplement, personal care, medical device, automotive, paint, electronic and bio-material markets, from March 2007 to January 2017.

Robert Kuhn	58	Executive Vice President and Chief Financial Officer
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn served as Secretary from June 2011 to January 2021.

Marc Prieur	55	President, Aptar Beauty + Home
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

Hedi Tlili	46	President, Aptar Food + Beverage
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

Gael Touya	51	President, Aptar Pharma
Mr. Touya has been President of Aptar Pharma since September 2018. Prior to this, Mr. Touya was President of Aptar Food + Beverage from 2016 to August 2018, President of Aptar Food + Beverage Europe from 2012 to 2015 and Business Development Vice President Skin Care and Color Cosmetics from 2010 to 2011.

Xiangwei Gong	51	President, Aptar Asia
Ms. Gong has been President of Aptar Asia since October 2018. Prior to this, Ms. Gong held various leadership positions at Royal DSM for over 22 years. She was President of DSM Hydrocolloids from 2014 to 2018, President Asia of DSM Food Specialties from 2011 to 2014, Vice President of Channel Marketing from 2008 to 2011 and Vice President of Personal Care in DSM North America from 2005 to 2008.

Shiela Vinczeller	57	Chief Human Resources Officer
Ms. Vinczeller has been Chief Human Resources Officer since November 2018. Prior to this, Ms. Vinczeller spent 12 years in Human Resources leadership roles at International Paper, one of the world’s leading producers of fiber-based packaging, pulp and paper.

Kimberly Y. Chainey	45	Executive Vice President, General Counsel and Secretary
Ms. Chainey has been Executive Vice President and global General Counsel since July 2020. Ms. Chainey has been Secretary since January 2021. Prior to this, Ms. Chainey was Vice President and General Counsel at Panasonic Avionics Corporation, a global manufacturer of in-flight entertainment and communications solutions, from January 2019 to July 2020 and Associate General Counsel at Avis Budget Group, a global provider of mobility solutions, from November 2014 to December 2018.
There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

9/ATR	2020 Form 10-K

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
Risks Related to Our Operations and Industry
The COVID-19 pandemic continues to adversely affect our business. Additional factors could exacerbate such negative consequences and/or create materially adverse effects. The COVID-19 pandemic adversely affected our sales of products to our travel and retail beauty business and on-the-go beverage customers during the year ended December 31, 2020 and that adverse impact will continue into 2021 as the pandemic continues globally. Beginning in the first quarter of 2020, economic and health conditions in the United States and across most of the globe have changed rapidly. Customer demand across all segments, particularly our Beauty + Home and Food + Beverage segments, may decrease further from historical levels depending on the duration and severity of the COVID-19 pandemic and the extent of further resurgences, the availability, adoption and effectiveness of a vaccine, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.
The ability of our employees to work may be significantly impacted by COVID-19. The majority of our office and management personnel are working remotely and the majority of our facilities remained operational during 2020 as each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world. The health and safety of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the virus and overall organization fatigue. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. Incremental operating costs related to heightened cleaning and sanitizing procedures at our factories, personal protective equipment for our employees and temporary labor costs necessary to address absenteeism, among others, will be necessary as the pandemic continues in the near-term. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.
If there is deterioration in economic conditions in a particular region or market, our business and operating results could be materially adversely impacted. Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we believe we are well positioned to withstand temporary slowness in any one particular region or market. However, economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. A tightening of credit in financial markets or other factors may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults, inventory or supply challenges and pricing pressures. An interruption in supply may also impact our ability to meet customer demands. Consumer demand for our customers’ products and shifting consumer preferences are unpredictable and could have a negative impact on our customers and our customers’ demand for our products.
We face strong global competition and our market share could decline. All of the markets in which we operate are highly competitive and we continue to experience competition in all product lines and segments. Competitors, including privately and publicly held entities that range from regional to international companies, are becoming increasingly credible in the core markets in which we do business. We expect the market for our products to remain competitive, as consolidation among our competitors is increasing in the current economic climate and exclusivity arrangements with customers may drive the creation of new competitors in the market.
Customers and consumers are increasingly requesting solutions that can be refilled and reused as the market moves toward more sustainable, environmentally-friendly products. A competitor's design innovation or ability to provide more sustainable products could have an adverse impact on our business. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.

10/ATR	2020 Form 10-K

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results. Our operations could be disrupted by geopolitical conditions such as Brexit, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. Such events could make it difficult, impossible or more expensive to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, all of which could adversely affect our business globally or in certain regions. In addition, our customers may export their finished products using our dispensing devices that were sold in other regions and an adverse geopolitical event may impact the sales of our customers’ products and thus indirectly negatively impact the demand for our dispensing solutions. Although, our business is well-diversified across nine end markets and many geographies as we produce in seventeen countries and we believe our diverse business model, coupled with our diverse and global customer base, allow some protection from dependency on any one geographic region, country or even trade route, our diversification efforts may not be successful in insulating our operations from disruptive geopolitical conditions and we do face some risk related to specific trade policies.
Consolidation of our customer base could impact our business. We believe mergers and acquisitions within our customer base create opportunities for increasing sales due to the breadth of our product line, our international presence and our long-term relationships with certain customers. However, consolidation of our customers could lead to pricing pressures, concentration of credit risk and fewer opportunities to introduce new products to the market.
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
Higher raw material costs and other inputs and an inability to increase our selling prices may materially adversely affect our operating results and financial condition. The cost of raw materials and other inputs (particularly plastic resin, rubber, metal, anodization costs and transportation and energy costs) are volatile and susceptible to rapid and substantial changes due to factors beyond our control, such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand pressures. Raw material costs may increase in the coming years due to market fluctuation and the use of post-consumer resin for our sustainable product offerings and, although we have generally been able to increase selling prices to cover increased costs, future market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.
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
If our unionized employees were to engage in a strike or other work stoppage, our business, operating results and financial position could be materially adversely affected. The majority of our European and Latin American employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries and approximately 60 of our North American employees are covered by a collective bargaining agreement. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, operating results and financial position.
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

11/ATR	2020 Form 10-K

Increased cybersecurity threats could pose a risk to our operations. Increased global information security threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure, as well as the data of our customers. We continue to assess potential threats and make investments seeking to reduce the risk of these threats by employing a number of security measures, including employee training, comprehensive monitoring of our networks and systems, ensuring strong data protection standards including authentication mechanisms are in place, and safeguarding our critical information assets. We also periodically test our systems for vulnerabilities and regularly rely on third parties to conduct such tests. To date, we have seen no material impact on our business or operations from these threats; however, we cannot guarantee that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers’ systems. Even with these mitigations, our information systems remain potentially vulnerable to sophisticated cybersecurity threats, particularly as more business activities have shifted online due to the COVID-19 pandemic. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.
If our integration of acquisitions are unsuccessful, our financial performance may suffer. We continue to pursue growth through acquisitions, including the recent Fusion, Noble, Nanopharm and Gateway acquisitions. If our integration efforts, including unlocking synergies, are unsuccessful we may not realize the full potential of the acquisitions and as a result our financial performance may suffer.
We are currently implementing a business transformation plan, with the main objective to return our Beauty + Home segment to historical growth and profit margins. Certain elements of this transformation plan can be disruptive to our business and our employees if we do not manage the change properly. Furthermore, ongoing changes in material indices, macro-economic trends and other factors have resulted in negative headwinds, and may continue to negatively impact our transformation plan. In addition, the current COVID-19 pandemic has adversely impacted, and may continue to adversely impact, the timing and extent of declines in customer orders and delays in certain footprint optimization plans. As a result of the foregoing, the transformation plan is taking longer to complete than currently expected, may be more costly to complete than currently expected and may not be successful in returning Beauty + Home to historical growth and profit margins. Any such effects could materially adversely impact our business.
Risks Related to Financial, Legal and Regulatory Matters
We have foreign currency translation and transaction risks that may materially adversely affect our operating results. A majority of our operations are located outside of the United States. Because of this, movements in exchange rates may have an impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the euro, but we have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc, and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. The volatility of currency exchange rates may materially affect our operating results.
We have approximately $898.5 million in recorded goodwill at December 31, 2020, and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income. We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions, including as a result of the COVID-19 pandemic, may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Estimates” in Part II, Item 7 for additional information.
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

12/ATR	2020 Form 10-K

We may be adversely affected by the transition away from the London Interbank Offered Rate (“LIBOR”) or other Interbank Rates (IBORs) to Risk Free Rates for our variable rate loans, derivative contracts and other financial assets and liabilities. We have loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority, which is the LIBOR administrator's regulator, announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for the most common tenors (overnight and one, three, six and 12 months). As to those tenors, the LIBOR administrator has published a consultation regarding its intention to cease publication of U.S. dollar LIBOR as of June 30, 2023 (instead of December 31, 2021, as previously expected), apparently based on continued rate submissions from banks. An extension to 2023 would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the currency and tenor.
The transition from LIBOR may cause us to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest expense, change our market risk profile and require changes to our risk, pricing and hedging strategies. We will continue our impact assessment and monitor regulatory developments during the transition period.
General Risk Factors
Ownership by Certain Significant Stockholders. Currently, Aptar has four institutional stockholders who each own between 6% and 11% of our outstanding common stock. None of these stockholders have direct representation on our Board of Directors. If one of these stockholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.
We could be subject to changes in tax rates, the adoption of new tax legislation or rules or exposure to additional tax liabilities. Due to economic and political conditions, tax rates in the various jurisdictions in which we operate may be subject to change. Our effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, or changes in tax laws or their interpretation. While no formal proposals exist, currently discussed tax rate changes in the U.S. would have a materially adverse impact on our reported tax expense and operating results.
We are also subject to examination of our returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase in jurisdictions where we have significant operations, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our financial condition and operating results could be materially adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved comments from the SEC.

13/ATR	2020 Form 10-K

ITEM 2. PROPERTIES
We lease or own our principal offices and manufacturing facilities. None of the owned principal properties is subject to a lien or other encumbrance material to our operations. We believe that existing operating leases will be renegotiated as they expire, will be acquired through purchase options or that suitable alternative properties will be leased on acceptable terms. We consider the condition and extent of utilization of our manufacturing facilities and other properties to be generally good, and the capacity of our plants to be adequate for the needs of our business. We manufacture products in 49 locations, with 19 of those facilities serving two segments and 5 serving all three of our segments. The locations of our manufacturing facilities, by geographic region/country, are set forth below:

Geographic Region/Country	Number of Manufacturing Facilities	Pharma Manufacturing Facilities	Beauty + Home Manufacturing Facilities	Food + Beverage Manufacturing Facilities
France	10	6	6	1
Germany	6	3	5	1
Rest of Europe	9	2	8	5
North America	11	6	7	6
Latin America	8	1	8	3
China	2	2	2	2
Other Asia	3	1	2	1
Total	49	21	38	19
Our head corporate office is located in Crystal Lake, Illinois. We also have sales personnel, service facilities, and corporate offices in locations in addition to those listed above.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to a number of lawsuits and claims both actual and potential in nature. While management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows. Please refer to Note 13 - Commitments and Contingencies in Item 8 – Consolidated Financial Statements and Supplementary Data for further discussion of contingencies affecting our business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

14/ATR	2020 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Our Common Stock is traded on the New York Stock Exchange under the symbol “ATR”. As of February 15, 2021, there were approximately 180 holders of record of our Common Stock. A substantially greater number of holders of our Common Stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
DIVIDENDS
On January 14, 2021, our Board of Directors declared a quarterly cash dividend of $0.36 per share of Common Stock, which was paid on February 17, 2021 to stockholders of record as of January 27, 2021. While we expect to continue to pay a regular quarterly dividend of $0.36 per share in 2021, the timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit facility, applicable law and other factors that our Board of Directors considers relevant.
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2020, the Plan purchased 1,450 shares of our Common Stock on behalf of the participants at an average price of $118.19 per share, for an aggregate amount of $171 thousand, and sold 7,299 shares of our Common Stock on behalf of the participants at an average price of $123.98 per share, for an aggregate amount of $905 thousand. At December 31, 2020, the Plan owned 85,127 shares of our Common Stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of Common Stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
In 2020, we did not repurchase any shares. As of December 31, 2020, there was $278.5 million of authorized share repurchases available to us. Amid the COVID-19 pandemic, we have been focused on preserving our liquidity and therefore temporarily suspended our share repurchase plan in 2020. While we will continue to assess the impact the pandemic is having on our business throughout 2021, we are removing the aforementioned suspension in order to preserve our flexibility to make repurchases from time to time depending on market conditions.

15/ATR	2020 Form 10-K

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
Comparison of 5 Year Cumulative Stockholder Returns

$250
$200
$150
$100
$50
$0

	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
AptarGroup	100	102.76	122.62	135.55	168.72	202.25
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
Peer Group	100	112.13	138.44	126.46	155.41	190.88

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

16/ATR	2020 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

Dollars in millions, except per share data
Years Ended December 31,	2020	2019	2018	2017	2016

Statement of Income Data:
Net Sales	$2,929.3	$2,859.7	$2,764.8	$2,469.3	$2,330.9
Cost of sales (exclusive of depreciation and amortization shown below)	1,842.8	1,818.4	1,813.0	1,603.1	1,496.2
Selling, research & development and administrative	500.2	454.6	430.0	387.4	366.3
Depreciation and amortization	220.3	194.6	171.7	153.1	154.8
Restructuring initiatives	26.5	20.5	63.8	2.2	—
Operating Income	339.5	371.7	286.3	323.5	313.7
Net Income	214.1	242.2	194.8	220.0	205.6
Net Income Attributable to AptarGroup, Inc.	214.0	242.2	194.7	220.0	205.6
Per Common Share:
Earnings per Share - Basic	3.32	3.81	3.12	3.52	3.27
Earnings per Share - Diluted	3.21	3.66	3.00	3.41	3.17
Cash Dividends Declared	1.44	1.42	1.32	1.28	1.22
Balance Sheet and Other Data:
Cash Flow from Operating Activities	$570.2	$514.5	$313.6	$324.7	$325.3
Capital Expenditures	246.0	242.3	211.3	156.6	129.0
Total Assets	3,990.1	3,562.1	3,377.7	3,137.8	2,606.8
Long-Term Obligations	1,055.0	1,085.5	1,126.0	1,191.1	772.7
Net Debt (1)	872.5	953.7	1,028.1	544.7	480.3
Total Stockholders’ Equity	1,850.8	1,572.3	1,422.9	1,312.0	1,174.2
Interest Bearing Debt to Total Capitalization (2)	38.8%	43.2%	47.6%	48.9%	44.6%
Net Debt to Net Capital (3)	32.0%	37.8%	41.9%	29.3%	29.0%
Percentage of Net Sales:
Cost of sales (exclusive of depreciation and amortization shown below)	62.9%	63.6%	65.6%	64.9%	64.2%
Selling, research & development and administrative	17.1%	15.9%	15.6%	15.7%	15.7%
Operating Income	11.6%	13.0%	10.3%	13.1%	13.5%
Capital Expenditures	8.4%	8.5%	7.6%	6.3%	5.5%

(1)Net Debt is interest bearing debt less cash and equivalents and short-term investments.
(2)Total Capitalization is Total Stockholders' Equity plus Interest Bearing Debt.
(3)Net Capital is Total Stockholders' Equity plus Net Debt. Net Debt to Net Capital is a non-U.S. GAAP financial measure. See the reconciliation under "Non-U.S. GAAP Measures".

17/ATR	2020 Form 10-K

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
In MD&A, “we,” “our,” “us,” “AptarGroup,” “AptarGroup, Inc.”, “Aptar” and the “Company” refer to AptarGroup, Inc. and its consolidated subsidiaries.
OVERVIEW
GENERAL
Aptar is a global leader in the design and manufacturing of a broad range of innovative drug delivery and consumer product dispensing, sealing, active packaging solutions and services for the prescription drug, consumer health care, injectables, active packaging, beauty, personal care, home care, food and beverage markets. We use insights, design, engineering and science to create dosing, dispensing, and protective packaging technologies for many of the world's leading brands, in turn, making a meaningful difference in the lives, looks, health and homes of people around the world.
In addition to the information presented herein that conforms to accounting principles generally accepted in the United States of America (“U.S. GAAP”), we also present certain financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S.GAAP financial measures because they allow for a better period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect Aptar’s core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the audited consolidated statements of income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See the reconciliation under "Non-U.S. GAAP Measures" starting on page 24.
For the year ended December 31, 2020, reported sales increased 2% to $2.93 billion from $2.86 billion a year ago. Core sales, excluding the positive impact from changes in currency exchange rates and acquisition effects, were in line with the prior year. A reconciliation of core sales growth to reported net sales growth, the most directly comparable U.S. GAAP measure, can be found on page 20. During 2020, strong top line growth in our Pharma segment compensated for lower sales to the beauty market in our Beauty + Home segment and the beverage market in our Food + Beverage segment which were significantly impacted by the COIVD-19 pandemic. However, along with lower sales related to COVID-19, our facilities remained open and were temporarily impacted by additional costs, inefficiencies and under-absorption in our manufacturing processes which negatively impacted our profitability during the year.
2020 HIGHLIGHTS
•Diversified business drove performance throughout the pandemic with considerable improvement in the second half of the year
•Reported sales growth of 2% with core sales equal to the prior year
•Reported earnings per share of $3.21 (a decrease of 12% compared to the prior year)
•Adjusted earnings per share of $3.64 (a decrease of 9% compared to the prior year when neutralizing currency effects)
•Earnings were negatively impacted by the effects of the global pandemic on the beauty and beverage markets
•Record cash flow from operations of $570 million (an increase of 11% compared to the prior year)
•Record free cash flow of $324 million (an increase of 19% compared to the prior year)
•Achieved our 27th consecutive year of increasing our aggregate annual dividend amount, returning $93 million to shareholders
•Acquired Fusion, a leader in high quality, prestige airless and color cosmetics packaging, and conception-to-launch turnkey solutions for the North American beauty market
•Expanded our portfolio of digital health offerings through a partnership with Sonmol, the acquisition of the assets of Cohero Health, and the launch of a connected inhaler program for respiratory diseases in India with Lupin Limited
•Furthered our ESG commitments and received additional recognition (Newsweek’s Most Responsible Companies, Barron's Most Sustainable Companies, CDP's A List Company and Supplier Engagement leader, ISS ESG Prime Status, EcoVadis Gold)

18/ATR	2020 Form 10-K

RESULTS OF OPERATIONS
The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information regarding Results of Operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Certain previously reported amounts have been reclassified to conform to the current period presentation:

Year Ended December 31,	2020		2019
	Amount in Thousands $	% of Net Sales	Amount in Thousands $	% of Net Sales

Net sales	$2,929,340	100.0%	$2,859,732	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	1,842,821	62.9	1,818,398	63.6
Selling, research & development and administrative	500,229	17.1	454,617	15.9
Depreciation and amortization	220,300	7.5	194,552	6.8
Restructuring initiatives	26,492	0.9	20,472	0.7
Operating income	339,498	11.6	371,693	13.0
Other expense	(38,343)	(1.3)	(29,624)	(1.0)
Income before income taxes	301,155	10.3	342,069	12.0
Net Income	$214,090	7.3%	$242,227	8.5%
Effective tax rate	28.9%		29.2%
Adjusted EBITDA margin (1)	20.0%		20.7%

(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
During 2020, financial results and operations were adversely impacted by the COVID-19 pandemic. The significance of the impacts to our segments are discussed herein and include, but are not limited to, the adverse impact on sales of our products to certain applications such as our beauty products sold via duty free travel and retail stores and a reduction of our products used for on-the-go beverage applications.
As each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world, our facilities remained operational during the year. We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives have impacted our operations.
The extent to which the COVID-19 pandemic impacts our financial results and operations for fiscal year 2021 and going forward for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including the availability, adoption, and effectiveness of a vaccine, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Incremental operating costs related to heightened cleaning and sanitizing procedures at our factories, personal protective equipment for our employees and temporary labor costs necessary to address absenteeism, among others have been and will continue to be necessary as the pandemic continues in the near-term. No impairments were recorded as of December 31, 2020 related to the COVID-19 pandemic. See Part I, Item 1A, “Risk Factors,” included in this report for information on material risks associated with COVID-19.

19/ATR	2020 Form 10-K

NET SALES
For the year ended December 31, 2020, reported net sales increased 2% to $2.93 billion from $2.86 billion a year ago. Strong sales growth in certain markets were offset by changes in currency exchange rates, passing-through lower resin costs to customers and COVID-19 related effects on other markets we serve. While the average U.S. dollar exchange rate weakened compared to the euro and other European currencies, it strengthened compared to most of our other major operating currencies, resulting in a negative currency translation impact of 1%. The acquisitions of Gateway, Nanopharm, Noble and Fusion positively impacted sales by 3%. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, for 2020 were in line with 2019. While our Pharma segment reported strong product sales growth during 2020, both our Beauty + Home and Food + Beverage segments were impacted by the COVID-19 pandemic and the negative impact of passing through lower resin costs to our customers.

Year Ended December 31, 2020	Pharma	Beauty +Home	Food + Beverage	Total

Core Sales Growth	9%	(7)%	(1)%	—%
Acquisitions	2%	4%	—%	3%
Currency Effects (1)	1%	(1)%	(2)%	(1)%
Total Reported Net Sales Growth	12%	(4)%	(3)%	2%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2020	% of Total	2019	% of Total

Domestic	$965,986	33%	$836,768	29%
Europe	1,604,056	55%	1,638,469	57%
Other Foreign	359,298	12%	384,495	14%
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Our cost of sales (“COS”) as a percent of net sales decreased to 62.9% in 2020 compared to 63.6% in 2019. Our COS percentage was positively impacted by our mix of business as we reported sales growth in our higher margin Pharma segment and from cost containment efforts made to mitigate the impact of the COVID-19 pandemic. However, we did experience some additional costs in 2020 due to under-absorbed fixed overhead coming from lower volumes in our dedicated beauty facilities and also from special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running, both of which increased our COS percentage during the current year.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our Selling, Research & Development and Administrative expenses (“SG&A”) increased approximately 10% or $45.6 million to $500.2 million in 2020 compared to $454.6 million in 2019. Excluding changes in foreign currency rates, SG&A increased by approximately $46.3 million compared to the prior year. The reported increase is mainly due to $20.8 million of incremental operational costs during 2020 related to our acquired companies. We also recognized $9.4 million of retention and earn-out compensation for acquired company key employees as part of the Fusion and Noble acquisitions which was partially offset by lower travel costs due to the COVID-19 pandemic. SG&A as a percentage of net sales increased to 17.1% compared to 15.9% in the prior year due to the cost increases mentioned above.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expense increased approximately 13% or $25.7 million to $220.3 million in 2020 compared to $194.6 million in 2019. The increase was not impacted by changes in foreign currency rates. The majority of this increase is due to $14.7 million of incremental depreciation and amortization costs related to our acquired companies. We also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.5% in 2020 compared to 6.8% in the prior year.

20/ATR	2020 Form 10-K

RESTRUCTURING INITIATIVES
In late 2017, Aptar began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions have also been addressed. Restructuring costs related to this plan for the years ended December 31, 2020 and 2019 are as follows:

Year Ended December 31,	2020	2019
Restructuring Initiatives by Segment
Pharma	$220	$632
Beauty + Home	24,464	17,682
Food + Beverage	1,903	391
Corporate & Other	(95)	1,767
Total Restructuring Initiatives	$26,492	$20,472
We have successfully implemented the vast majority of our planned initiatives related to our transformation over the past three years, including successfully implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. However, the 2020 COVID-19 global pandemic has caused several initiatives that were expected to be completed in 2020 to be delayed, including the planned closure of two facilities in the U.S., and resulted in a significant decline in our beauty business. While our Beauty + Home segment continues to be profitable, the disruption caused by the pandemic, including higher operating costs, have more than offset any expected growth in earnings from our transformation. Though we believe the beauty market remains a long-term attractive growth market and we remain committed to completing our remaining transformation initiatives, we expect the return to growth to be gradual and non-linear as this market is highly correlated to the return to post-pandemic normal consumer behavior, including travel, which has proven to be sporadic and uncertain. We expect total implementation costs of approximately $125 million for these initiatives. The cumulative expense incurred to date is $113 million. We have also made capital investments of approximately $50 million related to this plan, with no further significant capital investments expected.
OPERATING INCOME
Reported operating income decreased approximately $32.2 million or 9% to $339.5 million in 2020 compared to $371.7 million in 2019. Excluding changes in currency rates, operating income decreased by approximately $37.6 million in 2020 compared to 2019. The majority of this decrease occurred during the second quarter of 2020 due to the impact of lower sales and operational inefficiencies related to the COVID-19 pandemic. Operating income as a percentage of net sales decreased to 11.6% in 2020 compared to 13.0% for the prior year.
NET OTHER EXPENSE
Net other expense increased in 2020 to $38.3 million compared to $29.6 million in 2019. Interest expense, net of interest income, increased by approximately $1.0 million due to lower cash on hand after our acquisition of Fusion at the beginning of the second quarter of 2020. Miscellaneous expenses increased by approximately $3.2 million as a result of higher pension costs due to the decline in discount rates in 2020 compared to 2019, a $3.0 million other than temporary impairment on the Kali Care investment and higher costs to hedge certain Latin American currencies. These expenses were partially offset by a gain of approximately $3.1 million due to an observable price increase which determines the account value on our minority investment in PureCycle.
PROVISION FOR INCOME TAXES
The reported effective tax rate on income before income taxes for 2020 and 2019 was 28.9% and 29.2%, respectively. The tax rate for 2020 was lower compared to 2019 due primarily to our mix of earnings, with lower results in our high tax jurisdictions and improved results in our loss jurisdictions. This was offset by a $4.7 million charge taken in 2020 to adjust the income tax payable balances.
At December 31, 2020, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation. We continually analyze our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries made a distribution of their cash or distributable reserves. These liabilities would include local country withholding and income tax and potential U.S. state taxation. During 2020, we removed our assertion that pre-2020 earnings in Italy, Switzerland, and Columbia are indefinitely reinvested. We recorded a liability of $0.9 million to reflect the taxes that would be paid when these amounts are distributed. As of December 31, 2020, all other cash or distributable reserve amounts continue to be reinvested indefinitely and would become subject to these additional taxes if they were remitted as dividends. We estimate the additional tax that would be payable on these earnings to be in the range of $15 million to $25 million.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $214.0 million in 2020 compared to $242.2 million reported in 2019.

21/ATR	2020 Form 10-K

PHARMA SEGMENT

Year Ended December 31,	2020	2019	% Change 2020 vs. 2019

Net Sales	$1,225,779	$1,091,051	12.3%
Adjusted EBITDA (1)	428,469	387,483	10.6
Adjusted EBITDA margin (1)	35.0%	35.5%

(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures."

Reported net sales increased approximately 12% in 2020 to $1.23 billion compared to $1.09 billion in 2019. Changes in currencies positively affected net sales by 1% while our acquisitions of Noble, Nanopharm and Gateway positively impacted sales by 2% in 2020. Therefore, core sales increased 9% in 2020 compared to the prior year. Sales increased in all the segment's markets during 2020. Core sales to the prescription drug market were up against difficult comparisons due to strong sales growth in 2019, but still increased 2% mainly driven by strong demand for our drug delivery systems sold for central nervous system and asthma treatments. Prior year prescription drug sales benefited from the realization of $1.8 million of revenue for achieving a development milestone related to a customer project. Core sales to the consumer health care market increased 5% on increased demand for our drug delivery systems used on nasal decongestant, cough and cold and eye care treatments. Core sales of our products to the injectables markets grew 22% on price increases and higher COVID-19 related demand for primary components used with injected medicines such as existing seasonal flu vaccines and other injected medications related to higher levels of hospitalization. Active packaging core sales increased 28% as a result of strong growth in our Probiotics and ActivFilm products along with $12.0 million of non-recurring tooling sale activities.

Year Ended December 31, 2020	Prescription Drug	Consumer Health Care	Injectables	Active Packaging	Total

Core Sales Growth	2%	5%	22%	28%	9%
Acquisitions	—%	—%	12%	—%	2%
Currency Effects (1)	1%	2%	2%	1%	1%
Total Reported Net Sales Growth	3%	7%	36%	29%	12%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2020 increased to $428.5 million compared to $387.5 million in 2019. Strong product sales growth across all the segment's markets, along with incremental profit related to our acquisitions was able to compensate for $3.9 million of additional stock-based compensation expense, a $3.0 million other than temporary impairment on the Kali Care investment and $1.0 million of retention and earn-out compensation for the Noble acquisition. While the Pharma segment did not experience a significant sales impact from COVID-19, our margins were negatively impacted by an unfavorable mix of sales within our portfolio of products . We also made special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running during the pandemic.

BEAUTY + HOME SEGMENT

Year Ended December 31,	2020	2019	% Change 2020 vs. 2019

Net Sales	$1,298,151	$1,352,714	(4.0)%
Adjusted EBITDA (1)	129,299	181,150	(28.6)
Adjusted EBITDA margin (1)	10.0%	13.4%

(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".

22/ATR	2020 Form 10-K

Reported net sales decreased approximately 4% in 2020 to $1.30 billion compared to $1.35 billion in 2019. Changes in currency rates negatively impacted net sales by 1% while our acquisition of Fusion positively impacted sales by 4% in 2020. Therefore, core sales decreased 7% in 2020 compared to the prior year. The COVID-19 pandemic negatively impacted core sales to the beauty market during 2020 due to a significant reduction in retail sales and in duty free sales due to domestic and international travel reductions. Core sales of our products to the beauty market decreased 20% as we experienced a significant reduction in orders from customers providing both fragrance and skin care products, mainly in the travel retail and standard retail settings. However, personal care core sales increased 7% as increased sales of our hand sanitizer and liquid soap dispensers more than compensated for softness in our deodorant, hair care and sun care applications as many consumers continue to shelter in place. Core sales to the home care markets increased 3% on strong demand for our household cleaner and disinfectant products.

Year Ended December 31, 2020	Personal Care	Beauty	Home Care	Total

Core Sales Growth	7%	(20)%	3%	(7)%
Acquisitions	—%	8%	—%	4%
Currency Effects (1)	(2)%	(1)%	—%	(1)%
Total Reported Net Sales Growth	5%	(13)%	3%	(4)%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2020 decreased to $129.3 million from $181.2 million reported in 2019. As discussed above, the COVID-19 pandemic affected our profitability due to overall lower sales volumes. Our profitability was further impacted by lower overhead absorption due to fluctuations in demand primarily in our facilities that manufacture beauty products and by special bonus payments to certain employees who worked to maintain supply to our customers and keep our facilities running. We also incurred $6.5 million of retention and earn-out compensation for the Fusion acquisition.

FOOD + BEVERAGE SEGMENT

Year Ended December 31,	2020	2019	% Change 2020 vs. 2019

Net Sales	$405,410	$415,967	(2.5)%
Adjusted EBITDA (1)	71,995	68,108	5.7
Adjusted EBITDA margin (1)	17.8%	16.4%

(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
Reported net sales decreased by approximately 3% in 2020 to $405.4 million compared to $416.0 million in 2019. Changes in currency rates negatively impacted net sales by 2%. Therefore, core sales decreased 1% in 2020 compared to the prior year. The pass-through of lower resin costs and lower tooling sales negatively impacted 2020 sales by $13.7 million and $4.2 million, respectively. The changes in core sales by market were impacted by the COVID-19 pandemic in different ways. Core sales to the food market increased 7% due to the increased demand across several applications for pantry staples as consumers continued to cook at home during the pandemic. However, core sales to the beverage market decreased 20% as sales of our products used on premium single-serve bottled water and on-the-go functional drink products continue to be negatively impacted as consumers demand less on-the-go beverages during the COVID-19 pandemic.

Year Ended December 31, 2020	Food	Beverage	Total

Core Sales Growth	7%	(20)%	(1)%
Acquisitions	—%	—%	—%
Currency Effects (1)	(1)%	(2)%	(2)%
Total Reported Net Sales Growth	6%	(22)%	(3)%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA increased to $72.0 million in 2020 compared to $68.1 million in 2019. Higher product sales to the food markets discussed above, along with the benefits we received from our cost containment activities and other operational improvements realized during 2020 more than compensated for lower tooling sales and other negative COVID-19 impacts, mainly on our on-the-go beverage market applications.

23/ATR	2020 Form 10-K

CORPORATE & OTHER
In addition to our three reporting segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 18 of the Notes to the Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. Corporate & Other expenses in 2020 decreased to $43.4 million compared to $44.4 million in 2019. We recognized slightly higher operating costs during 2020 as we were able to mitigate higher variable compensation and other personnel costs with cost containment activities such as reduced travel spending. However, this increase was more than offset by a gain of approximately $3.1 million due to an observable price increase on our investment in PureCycle.
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
We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”). We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges (restructuring initiatives), acquisition-related costs, and purchase accounting adjustments related to acquisitions and investments. Our Operations Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as tax and exchange rates, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives and acquisition-related costs.
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

24/ATR	2020 Form 10-K

	Year Ended December 31, 2020

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,929,340	$1,225,779	$1,298,151	$405,410	$—	$—

Reported net income	$214,090
Reported income taxes	87,065
Reported income before income taxes	301,155	351,411	3,832	32,324	(54,126)	(32,286)
Adjustments:
Restructuring initiatives	26,492	220	24,464	1,903	(95)
Transaction costs related to acquisitions	4,812	210	4,602
Purchase accounting adjustments related to acquisitions and investments	4,642	1,421	3,221
Adjusted earnings before income taxes	337,101	353,262	36,119	34,227	(54,221)	(32,286)
Interest expense	33,244					33,244
Interest income	(958)					(958)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	369,387	353,262	36,119	34,227	(54,221)	—
Depreciation and amortization	220,300	75,874	95,880	37,768	10,778	—
Purchase accounting adjustments included in Depreciation and amortization above	(3,367)	(667)	(2,700)
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$586,320	$428,469	$129,299	$71,995	$(43,443)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.0%	35.0%	10.0%	17.8%

25/ATR	2020 Form 10-K

	Year Ended December 31, 2019

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,859,732	$1,091,051	$1,352,714	$415,967	$—	$—

Reported net income	$242,227
Reported income taxes	99,842
Reported income before income taxes	342,069	317,897	80,281	31,835	(56,629)	(31,315)
Adjustments:
Restructuring initiatives	20,472	632	17,682	391	1,767
Transaction costs related to acquisitions	3,927	3,364	409	154
Purchase accounting adjustments related to acquisitions and investments	1,202	1,202
Adjusted earnings before income taxes	367,670	323,095	98,372	32,380	(54,862)	(31,315)
Interest expense	35,489					35,489
Interest income	(4,174)					(4,174)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	398,985	323,095	98,372	32,380	(54,862)	—
Depreciation and amortization	194,552	65,590	82,778	35,728	10,456	—
Purchase accounting adjustments included in Depreciation and amortization above	(1,202)	(1,202)
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$592,335	$387,483	$181,150	$68,108	$(44,406)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.7%	35.5%	13.4%	16.4%

Net Debt to Net Capital Reconciliation	December 31, 2020	December 31, 2019

Notes payable, revolving credit facility and overdrafts	$52,200	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	65,666	65,988
Long-Term Obligations, net of unamortized debt issuance costs	1,054,998	1,085,453
Total Debt	$1,172,864	$1,195,700
Less:
Cash and equivalents	$300,137	$241,970
Short-term investments	243	—
Net Debt	$872,484	$953,730

Total Stockholders' Equity	$1,850,785	$1,572,252
Net Debt	872,484	953,730
Net Capital	$2,723,269	$2,525,982

Net Debt to Net Capital	32.0%	37.8%

26/ATR	2020 Form 10-K

Free Cash Flow Reconciliation	December 31, 2020	December 31, 2019

Net Cash Provided by Operations	$570,153	$514,457
Less:
Capital Expenditures	245,954	242,276
Free Cash Flow	$324,199	$272,181
LIQUIDITY AND CAPITAL RESOURCES
Given the diversification of our segments, the low level of leverage relative to others in our industry, and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives. Amid the COVID-19 pandemic, we have been focused on preserving our liquidity and therefore temporarily suspended our share repurchase plan and discretionary contributions to our defined benefit plans in 2020. While we will continue to assess the impact the pandemic is having on our business throughout 2021, we are removing the aforementioned suspension in order to preserve our flexibility to make repurchases from time to time depending on market conditions and provide discretionary contributions to our defined benefit plans. We intend to continue to pay quarterly dividends to stockholders, invest in our business and make acquisitions as we consider necessary to achieve our strategic objectives. In the event that customer demand would decrease significantly for a prolonged period of time due to the COVID-19 pandemic and adversely impact our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs, negatively impact our future growth opportunities, as well as have a negative impact on operating margins if we were unable to invest in new innovative products. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information regarding Liquidity and Capital Resources for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Cash and equivalents increased to $300.1 million at December 31, 2020 from $242.0 million at December 31, 2019. Total short and long-term interest bearing debt of $1.17 billion at December 31, 2020 decreased from the $1.20 billion at December 31, 2019 resulting from repayments made during the year on our group credit facilities and long-term debt obligations. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 32.0% at December 31, 2020 compared to 37.8% at December 31, 2019. See the reconciliation under "Non-U.S. GAAP Measures" starting on page 24.
In 2020, our operations provided approximately $570.2 million in cash flow compared to $514.5 million in 2019. Cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in 2020 cash flow from operations compared to 2019 is primarily attributable to better working capital management which offset lower net income.
We used $452.0 million in cash for investing activities during 2020 compared to $336.3 million during 2019. The higher cash utilization in 2020 compared to 2019 is mainly due to increased cash outflows related to acquisitions. During 2020, $162.7 million of cash was utilized to fund the Fusion acquisition. We invested $32.0 million in our 49% equity interest of BTY and $5.0 million in our 30% equity interest of Sonmol, which are accounted for as equity method investments and invested an additional $1.4 million in our Loop and PureCycle preferred equity investments. Additionally, we paid $1.5 million of additional working capital and escrow settlement related to our Noble Acquisition. During 2019, approximately $106.3 million of cash was utilized to fund our Gateway, Nanopharm and Noble Acquisitions; we also released $4.0 million relating to the final escrow settlement on our acquisition of CSP Technologies and invested $3.5 million in Loop and PureCycle. We also received $16.5 million from the sale of our investment in Propeller Health in 2019. Our investment in capital projects increased $3.7 million during 2020 as compared to 2019. Our cash utilization in 2020 is mainly due to acquisitions and capital investments to support our growth strategy.
Financing activities utilized $73.7 million in cash during 2020, compared to $197.1 million during 2019. In 2020, we used cash on hand to pay $92.7 million of dividends and repaid $64.7 million of long-term debt and $14.0 million of net notes payable, while in 2019 we used cash on hand to repay net short term revolving debt of $52.1 million, repay $67.3 million of long-term debt and pay $90.2 million of dividends. Additionally, contributing to our lower utilization of financing activities in 2020 compared to 2019 was the repurchase of $86.5 million of common stock that was placed into treasury during 2019 while no treasury shares were repurchased during 2020. Finally, we received net proceeds from stock option exercises of $68.6 million and net proceeds from our revolving credit facility of $27.0 million in 2020 compared to net proceeds from stock option exercises of $90.8 million in 2019.

27/ATR	2020 Form 10-K

We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. We utilized $52 million under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of December 31, 2020. We utilized $25 million under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of December 31, 2019. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Consolidated Balance Sheets.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.63 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.86 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
In addition, in October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No balance was utilized under this arrangement as of December 31, 2020.
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
We facilitate a supply chain finance program ("SCF") across Europe and the U.S. that is administered by a third-party platform. Eligible suppliers can elect to receive early payment of invoices, less an interest deduction, and negotiate their receivable sales arrangements through the third-party platform on behalf of the respective SCF bank. We are not a party to those agreements, and the terms of our payment obligations are not impacted by a supplier's participation in the SCF. Accordingly, we have concluded that this program continues to be a trade payable program and is not indicative of a borrowing arrangement.
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Consolidated Balance Sheets, and associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of December 31, 2020, and 2019, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $23 million and $17 million, respectively.
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
To the extent our financial position allows and there is a clear financial benefit, we from time-to-time benefit from early payment discounts with some suppliers. We are also lengthening the payment terms with our suppliers to be in line with customer trends. While we have offered third party alternatives for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as the economic conditions currently are not beneficial for us.
OFF-BALANCE SHEET ARRANGEMENTS
We lease certain warehouse, plant and office facilities as well as certain equipment under noncancelable operating leases. Most of the operating leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. As a result of the adoption of ASU 2016-02 and subsequent amendments, which requires organizations to recognize leases on the balance sheet, we do not have significant off-balance sheet arrangements. Please refer to Note 8 – Lease Commitments of the Notes to Consolidated Financial Statements.

28/ATR	2020 Form 10-K

OVERVIEW OF CONTRACTUAL OBLIGATIONS
Below is a table of our outstanding contractual obligations and future payments as of December 31, 2020:

Payment Due by Period	Total	2021	2022-2023	2024-2025	2026 and After

Long-term debt obligations (1)	$1,092,302	$61,408	$385,338	$520,466	$125,090
Finance lease obligations (1)	30,025	4,258	5,521	4,005	16,241
Operating leases (1)	71,016	18,804	25,568	12,261	14,383
Notes payable, revolving credit facility and overdrafts (2)	52,200	52,200	—	—	—
Purchase obligations (3)	204,987	24,314	180,673		—
Interest obligations (4)	120,711	32,798	55,658	28,242	4,013
Total Contractual Obligations	$1,571,241	$193,782	$652,758	$564,974	$159,727

(1)The future payments listed above for long-term debt repayments and lease obligations reflect only principal payments.
(2)Notes payable mainly includes foreign short-term borrowings. The future payments listed above assume that no additional amounts will be drawn under the credit facility.
(3)Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transactions.
(4)Approximately 10.3% of our total interest bearing long-term debt has variable interest rates. Using our long-term variable rate debt outstanding as of December 31, 2020 of approximately $112.0 million at an average rate of approximately 1.72%, we included approximately $1.9 million and $1.0 million of variable interest rate obligations in 2021 and 2022, respectively, reflecting timing of anticipated debt repayments. Interest rate obligations also include anticipated interest on the finance and operating lease liabilities.
We make contributions to our domestic pension plans but currently we are not required to make a minimum pension contribution to those plans. We also contribute to our foreign pension plans but amounts are expected to be discretionary in 2021 and future years. Therefore, amounts related to these plans are not included in the preceding table.
We do not record a current portion of the liability for uncertain tax positions. Aside from deferred income taxes, we have approximately $214.5 million of other deferred long-term liabilities on the balance sheet, which consist primarily of retirement plan obligations. We are not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the long-term portion of the liability is excluded from the preceding table.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued accounting standards updates to FASB’s Accounting Standards Codification that have future effective dates. Standards which are effective for 2020 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-4, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The new standard is effective upon issuance and can be adopted any time prior to December 31, 2022. We do not anticipate that this new guidance will have a significant impact on our consolidated financial statements.
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

29/ATR	2020 Form 10-K

IMPAIRMENT OF GOODWILL
In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our Beauty + Home and Food + Beverage business segments represent reporting units. In addition to the Pharma business reporting unit, the injectables and active packaging divisions of the Pharma segment qualify as separate reporting units for goodwill impairment testing apart from the remaining Pharma business. As of December 31, 2020, we have $898.5 million of goodwill, which is allocated as follows:

Reporting Unit	Balance at December 31, 2020
Pharma	$124,211
Injectables	143,561
Active Packaging	168,959
Beauty + Home	333,111
Food + Beverage	128,679
Total	$898,521
We believe that the accounting estimates related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires management to make assumptions about the future cash flows for each reporting unit over several years, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to projected revenue growth rates, the terminal growth factor, as well as the discount rate. Actual cash flows in the future may differ significantly from those forecasted today. The estimates and assumptions for future cash flows and their impact on the impairment testing of goodwill is a critical accounting estimate.
For our goodwill impairment assessment, we first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount (the “step zero” approach). Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance, and other relevant entity-specific events. In the absence of sufficient qualitative factors, if it is determined that the fair value of a reporting unit is below its carrying amount, where necessary, goodwill will be impaired at that time.
The Company has historically evaluated its goodwill for impairment annually as of December 31 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” In the fourth quarter of 2019, the Company changed the date of its annual assessment of goodwill to October 1 for all reporting units. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with the Company’s budgeting process and will create a more efficient and timely process surrounding the impairment tests. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1, 2019. No impairment was recognized during the years ended December 31, 2019 or 2018.
Based on our qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of these reporting units was greater than their carrying amounts. Due to the passage of time since the last quantitative assessment, management determined it appropriate to calculate the fair value of the reporting units and compare with their associated carrying amounts as of October 1, 2020. Based on this quantitative analysis, we determined the fair value of our reporting units are not less than their carrying value and therefore no impairment of goodwill was recognized during the year ended December 31, 2020.
We believe our assumptions used in discounting future cash flows are appropriate. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of cash flows for the Active Packaging reporting unit had been 59% lower, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to record an impairment loss. The excess of approximately $169.0 million in carrying value of goodwill over the implied value would need to be written down for impairment. A full $169.0 million impairment loss would have reduced Total Assets as of December 31, 2020 by approximately 4.2% and would have reduced Income before Income Taxes in 2020 by approximately 56.1%. If we had been required to recognize an impairment loss of the full $169.0 million, it would likely not have significantly affected our liquidity and capital resources because, in spite of any such impairment loss, we would have been within the terms of our debt covenants.

30/ATR	2020 Form 10-K

INCOME TAXES
We recognize tax benefits from uncertain tax positions if it more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater-than-50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgement in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on the Company's financial condition and operating results.
At December 31, 2020 and 2019, we had $124.8 million and $116.0 million, respectively, of deferred tax assets net of valuation allowance on our balance sheet, a significant portion of which is related to net operating losses and other tax carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against the deferred tax assets.
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
Management applied judgment in determining the fair value of the acquired assets with respect to the acquisitions of Fusion, Noble, Nanopharm, and Gateway. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In particular, judgment was applied with respect to determining the fair value of customer relationships intangible assets, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, the revenue growth rates, the customer attrition rates, the EBITDA margins and the discount rate.
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
The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (“PBO”), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including Aa corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (FTSE Pension Index Curve). At December 31, 2020, the discount rates for our domestic and foreign plans were 2.40% and 0.54%, respectively.
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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $84.7 million increase in the PBO ($65.4 million for the domestic plans and $19.3 million for the foreign plans) and a $8.4 million increase in net periodic benefit cost ($7.0 million for the domestic plans and $1.4 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $65.3 million decrease in the PBO ($49.5 million for the domestic plans and $15.8 million for the foreign plans) and a $7.1 million decrease in net periodic benefit cost ($5.8 million for the domestic plans and $1.3 million for the foreign plans).

31/ATR	2020 Form 10-K

The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 48% was invested in equities, 28% was invested in fixed income securities, 10% was invested in hedge funds, 7% was invested in infrastructure securities, 5% was invested in real estate securities and 2% was invested in money market funds, at December 31, 2020. Of foreign plan assets, approximately 92% was invested in investment funds, 5% was invested in equity securities, 2% was invested in corporate securities, 1% was invested in fixed income securities and no amount was invested in money market funds at December 31, 2020.
The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $2.5 million increase (or decrease) in net periodic benefit cost.
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $8.4 million decrease in the PBO ($2.1 million for the domestic plans and $6.3 million for the foreign plans) and a $1.5 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $8.9 million increase in the PBO ($2.1 million for the domestic plans and $6.8 million for the foreign plans) and a $1.8 million increase to the net periodic benefit cost.
Our primary pension related assumptions as of December 31, 2020 and 2019 were as follows:

Actuarial Assumptions as of December 31,	2020	2019

Discount rate:
Domestic plans	2.40%	3.20%
Foreign plans	0.54%	1.04%
Expected long‑term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	3.59%	3.69%
Rate of compensation increase:
Domestic plans	3.19%	4.00%
Foreign plans	3.05%	3.05%
In order to determine the 2021 net periodic benefit cost, we expect to use the discount rates, expected long-term rates of return on plan assets and rates of compensation increase assumptions as of December 31, 2020. The estimated impact of the changes to the assumptions as noted in the table above on our 2021 net periodic benefit cost is expected to be an increase of approximately $5.6 million.
OPERATIONS OUTLOOK
Looking to the first quarter, we expect continued growth in our injectables components, active material solutions and dispensing systems for sanitizers, cleaners and food products. Our demand in the beauty fragrance and on-to-go beverage markets is expected to remain under pressure in the near-term. We are also experiencing a drawdown of inventories by certain prescription drug and consumer health care customer in response to fewer cold and flu illnesses resulting from pandemic-related confinements and social distancing and fewer non-critical doctor visits. We are optimistic about the long-term opportunities for growth, based on strong innovation and customer project pipelines across each of our businesses and we continue to take significant steps to invest in growth capacity.
Aptar expects earnings per share for the first quarter of 2021, excluding any restructuring expenses and acquisition-related costs, to be in the range of $0.86 to $0.94 and this guidance is based on an effective tax rate range of 28% to 30%.

32/ATR	2020 Form 10-K

FORWARD-LOOKING STATEMENTS
Certain statements in MD&A and other sections of this Form 10-K are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Liquidity and Capital Resources, Contingencies and Operations Outlook sections of this Form 10-K. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future”, “potential”, "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•pandemics, including the impact of COVID-19 on our global supply chain and our global customers and operations, which has elevated and may or will continue to elevate many of the risks and uncertainties discussed below;
•our ability to preserve organizational culture and maintain employee productivity in the work-from-home environment caused by the current pandemic;
•economic conditions worldwide, including potential deflationary or inflationary conditions in regions we rely on for growth;
•political conditions worldwide, including the impact of the UK leaving the European Union (Brexit) on our UK and European operations;
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

33/ATR	2020 Form 10-K

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
The table below provides information as of December 31, 2020 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2021.

In thousands
Year Ended December 31, 2020 Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$15,241	1.1923	13,283 - 15,241
EUR / BRL	10,109	6.4570	9,104 - 10,109
CZK / EUR	6,331	0.0376	5,083 - 6,331
CHF / EUR	5,692	0.9292	5,247 - 6,328
EUR / INR	3,896	87.7000	3,832 - 3,896
EUR / THB	3,672	37.0478	3,525 - 3,672
USD / EUR	2,882	0.8415	1,376 - 2,882
MXN / USD	2,150	0.0470	2,150 - 3,150
USD / MXN	900	20.3343	0 - 900
GBP / EUR	830	1.1058	830 - 1,368
EUR / CZK	539	26.7569	240 - 670
EUR / GBP	235	0.9035	0 - 235
Total	$52,477
As of December 31, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.1 million in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets. Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly owned UK subsidiary. The fair value of this cash flow hedge is $8.3 million and is reported in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets.

34/ATR	2020 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Year Ended December 31,	2020	2019	2018
Net Sales	$2,929,340	$2,859,732	$2,764,761
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	1,842,821	1,818,398	1,812,961
Selling, research & development and administrative	500,229	454,617	429,955
Depreciation and amortization	220,300	194,552	171,747
Restructuring initiatives	26,492	20,472	63,829
Total Operating Expenses	2,589,842	2,488,039	2,478,492
Operating Income	339,498	371,693	286,269
Other (Expense) Income:
Interest expense	(33,244)	(35,489)	(32,626)
Interest income	958	4,174	7,056
Equity in results of affiliates	(1,443)	135	(229)
Miscellaneous, net	(4,614)	1,556	5,550
Total Other (Expense) Income	(38,343)	(29,624)	(20,249)
Income before Income Taxes	301,155	342,069	266,020
Provision for Income Taxes	87,065	99,842	71,254
Net Income	$214,090	$242,227	$194,766
Net Income Attributable to Noncontrolling Interests	(50)	(25)	(21)
Net Income Attributable to AptarGroup, Inc.	$214,040	$242,202	$194,745
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$3.32	$3.81	$3.12
Diluted	$3.21	$3.66	$3.00
See accompanying notes to consolidated financial statements.

35/ATR	2020 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands

Year Ended December 31,	2020	2019	2018
Net Income	$214,090	$242,227	$194,766
Other Comprehensive Income:
Foreign currency translation adjustments	79,109	(8,727)	(62,914)
Changes in treasury locks, net of tax	—	—	17
Changes in derivative gains (losses), net of tax	315	(37)	1,547
Defined benefit pension plan, net of tax
Actuarial (loss) gain, net of tax	(27,268)	(25,877)	5,292
Prior service cost, net of tax	1,879	320	(26)
Amortization of prior service cost included in net income, net of tax	294	2,541	533
Amortization of net loss included in net income, net of tax	5,920	332	4,991
Total defined benefit pension plan, net of tax	(19,175)	(22,684)	10,790
Total other comprehensive income (loss)	60,249	(31,448)	(50,560)
Comprehensive Income	274,339	210,779	144,206
Comprehensive Income Attributable to Noncontrolling Interests	(60)	(21)	(5)
Comprehensive Income Attributable to AptarGroup, Inc.	$274,279	$210,758	$144,201
See accompanying notes to consolidated financial statements.

36/ATR	2020 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands

December 31,	2020	2019
Assets
Cash and equivalents	$300,137	$241,970
Short-term investments	243	—
Total Cash and equivalents and Short-term investments	300,380	241,970
Accounts and notes receivable, less current expected credit loss ("CECL") of $5,918 in 2020 and less allowance for doubtful accounts of $3,626 in 2019	566,623	558,428
Inventories	379,379	375,795
Prepaid and other	122,613	115,048
Total Current Assets	1,368,995	1,291,241
Land	28,334	25,133
Buildings and improvements	579,616	504,328
Machinery and equipment	2,808,623	2,521,737
Property, Plant and Equipment, Gross	3,416,573	3,051,198
Less: Accumulated depreciation	(2,217,825)	(1,963,520)
Property, Plant and Equipment, Net	1,198,748	1,087,678
Investments in equity securities	50,087	8,396
Goodwill	898,521	763,461
Intangible assets, net	344,309	291,084
Operating lease right-of-use assets	69,845	72,377
Miscellaneous	59,548	47,882
Total Other Assets	1,422,310	1,183,200
Total Assets	$3,990,053	$3,562,119
See accompanying notes to consolidated financial statements.

37/ATR	2020 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

December 31,	2020	2019
Liabilities and Stockholders’ Equity
Notes payable, revolving credit facility and overdrafts	$52,200	$44,259
Current maturities of long-term obligations, net of unamortized debt issuance costs	65,666	65,988
Accounts payable, accrued and other liabilities	662,463	573,028
Total Current Liabilities	780,329	683,275
Long-Term Obligations, net of unamortized debt issuance costs	1,054,998	1,085,453
Deferred income taxes	37,242	41,388
Retirement and deferred compensation plans	145,959	101,225
Operating lease liabilities	52,212	55,276
Deferred and other non-current liabilities	68,528	23,250
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	303,941	221,139
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 69.5 and 68.6 million shares issued as of December 31, 2020 and 2019, respectively	695	686
Capital in excess of par value	849,161	770,596
Retained earnings	1,643,825	1,523,820
Accumulated other comprehensive loss	(281,709)	(341,948)
Less: Treasury stock at cost, 4.5 and 4.8 million shares as of December 31, 2020 and 2019, respectively	(361,583)	(381,238)
Total AptarGroup, Inc. Stockholders’ Equity	1,850,389	1,571,916
Noncontrolling interests in subsidiaries	396	336
Total Stockholders’ Equity	1,850,785	1,572,252
Total Liabilities and Stockholders’ Equity	$3,990,053	$3,562,119
See accompanying notes to consolidated financial statements.

38/ATR	2020 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2020, 2019 and 2018

In thousands
	AptarGroup, Inc. Stockholders’ Equity
	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity
Balance - December 31, 2017	$1,301,147	$(253,302)	$667	$(346,245)	$609,471	$310	$1,312,048
Net income	194,745	—	—	—	—	21	194,766
Adoption of revenue recognition standard	2,937	—	—	—	—	—	2,937
Reclassification of stranded tax effects	6,658	(6,658)	—	—	—	—	—
Foreign currency translation adjustments	—	(62,898)	—	—	—	(16)	(62,914)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	10,790	—	—	—	—	10,790
Changes in treasury locks, net of tax	—	17	—	—	—	—	17
Changes in derivative gains (losses), net of tax	—	1,547	—	—	—	—	1,547
Stock awards and option exercises	—	—	12	31,942	75,763	—	107,717
Cash dividends declared on common stock	(82,346)	—	—	—	—	—	(82,346)
Treasury stock purchased	—	—	—	(3,905)	—	—	(3,905)
Common stock repurchased and retired	(51,315)	—	(6)	—	(6,465)	—	(57,786)
Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income	242,202	—	—	—	—	25	242,227
Foreign currency translation adjustments	—	(8,723)	—	—	—	(4)	(8,727)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	(22,684)	—	—	—	—	(22,684)
Changes in derivative gains (losses), net of tax	—	(37)	—	—	—	—	(37)
Stock awards and option exercises	—	—	13	23,467	91,827	—	115,307
Cash dividends declared on common stock	(90,208)	—	—	—	—	—	(90,208)
Treasury stock purchased	—	—	—	(86,497)	—	—	(86,497)
Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income	214,040	—	—	—	—	50	214,090
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	79,099	—	—	—	10	79,109
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	(19,175)	—	—	—	—	(19,175)
Changes in derivative gains (losses), net of tax	—	315	—	—	—	—	315
Stock awards and option exercises	—	—	9	19,655	78,565	—	98,229
Cash dividends declared on common stock	(92,658)	—	—	—	—	—	(92,658)
Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
See accompanying notes to consolidated financial statements.

39/ATR	2020 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Year Ended December 31,	2020	2019	2018

Cash Flows from Operating Activities:
Net income	$214,090	$242,227	$194,766
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	180,513	166,944	156,292
Amortization	39,787	27,608	15,455
Stock-based compensation	34,148	23,893	19,561
Provision for CECL in 2020 and allowance for doubtful accounts in 2019 and 2018	865	782	923
Loss (gain) on disposition of fixed assets	2,627	344	(770)
Net gain on remeasurement of equity securities	(64)	—	(6,500)
Deferred income taxes	(8,198)	8,746	(23,352)
Defined benefit plan expense	23,372	15,342	19,501
Equity in results of affiliates	1,443	(135)	229
Change in fair value of contingent consideration	5,230	—	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	13,455	8,811	(66,968)
Inventories	13,722	605	(25,183)
Prepaid and other current assets	(3,078)	6,596	(9,437)
Accounts payable, accrued and other liabilities	65,592	9,997	60,576
Income taxes payable	(6,091)	5,658	(3,155)
Retirement and deferred compensation plan liabilities	(7,267)	(3,956)	(22,762)
Other changes, net	7	995	4,452
Net Cash Provided by Operations	570,153	514,457	313,628
Cash Flows from Investing Activities:
Capital expenditures	(245,954)	(242,276)	(211,252)
Proceeds from sale of property, plant and equipment	5,261	4,301	4,466
Insurance proceeds	—	—	10,631
Purchase of short-term investments	(243)	—	—
Acquisition of business, net of cash acquired	(164,181)	(106,328)	(527,916)
Acquisition of intangible assets, net	(6,092)	(4,806)	(611)
Investment in equity securities	(39,628)	(3,530)	(10,000)
Proceeds from sale of investment in equity securities	—	16,487	—
Notes receivable, net	(1,141)	(116)	(779)
Net Cash Used by Investing Activities	(451,978)	(336,268)	(735,461)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	22,342	50,854	49,069
Repayments of notes payable and overdrafts	(36,314)	(53,269)	(29,994)
Proceeds and repayments of short term revolving credit facility, net	27,000	(52,096)	81,063
Proceeds from long-term obligations	4,852	10,523	13,161
Repayments of long-term obligations	(64,735)	(67,276)	(72,290)
Payment of contingent consideration obligation	(2,765)	—	—
Dividends paid	(92,658)	(90,208)	(82,346)
Proceeds from stock option exercises	68,555	90,834	88,156
Purchase of treasury stock	—	(86,497)	(3,905)
Common stock repurchased and retired	—	—	(57,786)
Net Cash Used by Financing Activities	(73,723)	(197,135)	(14,872)
Effect of Exchange Rate Changes on Cash	13,545	(904)	(9,112)
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	57,997	(19,850)	(445,817)
Cash and Equivalents and Restricted Cash at Beginning of Period	246,973	266,823	712,640
Cash and Equivalents and Restricted Cash at End of Period	$304,970	$246,973	$266,823
Supplemental Cash Flow Disclosure:
Interest paid	$33,317	$34,422	$32,005
Income taxes paid	93,575	86,097	96,048

40/ATR	2020 Form 10-K

Restricted cash included in the line item prepaid and other on the Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Fusion acquisition in 2020, the Noble acquisition in 2019 and the CSP Technologies acquisition in 2018.

Year Ended December 31,	2020	2019	2018

Cash and equivalents	$300,137	$241,970	$261,823
Restricted cash included in prepaid and other	4,833	5,003	5,000
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$304,970	$246,973	$266,823
See accompanying notes to consolidated financial statements.

41/ATR	2020 Form 10-K

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
AptarGroup’s organizational structure consists of three market-focused business segments which are Pharma, Beauty + Home and Food + Beverage. This is a strategic structure which allows us to be more closely aligned with our customers and the markets in which they operate.
In late 2017, Aptar began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness (see Note 21 – Restructuring Initiatives for further details). The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions have also been addressed. During 2020, 2019 and 2018, we recognized approximately $26.5 million, $20.5 million and $63.8 million, respectively, of restructuring costs related to this plan.
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. Our Argentinian operations contributed approximately less than 2.0% of consolidated net assets and revenues at and for the year ended December 31, 2020.
There are many uncertainties regarding the current COVID-19 pandemic, including the availability, adoption, and effectiveness of a vaccine, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. The pandemic has impacted certain markets within our business, our operations and our financial results during the year ended December 31, 2020 including an overall reduction to net sales within those markets. No impairments were recorded as of December 31, 2020 related to the COVID-19 pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Due to significant uncertainty surrounding the situation, future results could change and therefore our results could be materially impacted.
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
ACCOUNTS RECEIVABLE AND CURRENT EXPECTED CREDIT LOSSES
At December 31, 2020, we reported $567 million of accounts receivable, net of CECL of $5.9 million. The allowance is estimated using reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Changes in CECL were not material for the year ended December 31, 2020.
INVENTORIES
Inventories are stated at lower of cost or net realizable value. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

42/ATR	2020 Form 10-K

INVESTMENTS IN EQUITY SECURITIES
We account for our 20% to 50% owned investments using the equity method. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value. Any related changes in fair value is recognized in net income unless the investments qualify for a practicality exception. In May 2018, we invested $10.0 million in preferred equity stock of Reciprocal Labs Corporation, doing business as Propeller Health. During 2018, we increased the value of this investment by approximately $6.5 million due to fair value inputs. This investment was ultimately sold during January 2019 for an amount of $16.5 million. During August 2019, we also invested an aggregate amount of $3.5 million in two preferred equity investments, Loop and PureCycle, that are accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During 2020, we invested an additional $1.4 million in these two equity investments and also received $333 thousand of equity in PureCycle in exchange for our resource dedication for technological partnership and support. In November 2020, we increased the value of the PureCycle investment by $3.1 million based on observable price changes and recorded the gain in miscellaneous income in the Consolidated Statements of Income. During the fourth quarter of 2020, we recognized an other than temporary impairment of $3.0 million on our underlying assets in our Kali Care investment as a result of a reassessment of the future value of the business and continued reduction in operating cash flows. There were no dividends received from affiliated companies in 2020, 2019 and 2018.
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
Management believes goodwill in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e., greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the “step zero” approach and is an optional step in the annual goodwill impairment analysis. Management has performed this qualitative assessment as of October 1, 2019 and December 31, 2018 for each of our reporting units. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts.

43/ATR	2020 Form 10-K

Due to the passage of time since the last quantitative assessment, management determined it appropriate to calculate the fair value of the reporting units and compare with their associated carrying amounts (the "step one" approach) as of October 1, 2020. Based on this quantitative analysis, we determined the fair value of our reporting units are not less than their carrying value and therefore no impairment of goodwill is required.
DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES
Derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.
RETIREMENT OF COMMON STOCK
During 2020, we did not repurchase any shares of our common stock. In 2019, we repurchased 779 thousand shares, all of which were returned to treasury stock. Common stock was reduced by the number of shares retired at $0.01 par value per share. We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.
RESEARCH & DEVELOPMENT EXPENSES
Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $92.5 million, $82.8 million and $75.3 million in 2020, 2019 and 2018, respectively.
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
With the exception of pre-2020 earnings in Italy, Switzerland, and Colombia, we maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and the global cash management goals of the Company.
We provide a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition. See Note 6 – Income Taxes for more information.
We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner inconsistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. The resolution of each of these audits is not expected to be material to our Consolidated Financial Statements.
TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of the majority of our foreign operations are the local currencies. Assets and liabilities of our foreign operations are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented losses of $5.9 million, $1.7 million and $1.7 million in 2020, 2019 and 2018, respectively.
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

44/ATR	2020 Form 10-K

REVENUE RECOGNITION
At inception of customer contracts, we assess the goods and services promised in order to identify a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all the goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, we allocate the total contract consideration to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). The majority of our revenues are derived from product, tooling and service contract sales; however, we also receive revenues from license, exclusivity and royalty arrangements, which collectively are not material to the results. See specific discussions about methods of accounting for control transfers of product, tooling and service contract sales in Note 2 – Revenue.
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

	Balance at December 31, 2018	Adjustments	Balance at January 1, 2019
Consolidated Balance Sheets
Operating lease right-of-use assets	$—	$83,222	$83,222
Prepaid and other	118,245	(1,383)	116,862
Property, plant and equipment	991,613	5,876	997,489
Current maturities of long-term obligations, net of unamortized debt issuance costs	62,678	2,631	65,309
Accounts payable, accrued and other liabilities	525,199	20,508	545,707
Operating lease liabilities	—	61,331	61,331
Long-term obligations, net of unamortized debt issuance costs	1,125,993	3,245	1,129,238

45/ATR	2020 Form 10-K

In May 2014, the FASB issued ASU 2014-9, which amended the guidance for recognition of revenue from customer contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted this standard and all the related amendments (the “new revenue standard”) for all contracts. This adoption was accounted for using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as a $2.9 million adjustment to the January 1, 2018 opening balance of retained earnings.
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
In January 2016, the FASB issued ASU 2016-1, which provides guidance on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. In February 2018, ASU 2018-3 was issued to clarify certain aspects of the guidance issued in January 2016. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any related changes in fair value in net income unless the investments qualify for the new practicality exception. A measurement alternative exists for those equity investments that do not have a readily determinable fair value. These investments may be measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The standard also includes a new impairment model for equity investments without readily determinable fair values. The new model is a single-step model under which we are required to perform a qualitative assessment each reporting period to identify impairment. When a qualitative assessment indicates that an impairment exists, we will estimate the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017. We adopted the requirements of this standard during the first quarter of 2018.
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
In January 2017, the FASB issued ASU 2017-4, which provides guidance to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As a result, impairment charges are required for the amount by which a reporting unit’s carrying amount exceeds its fair value up to the amount of its allocated goodwill. We adopted the standard on January 1, 2020 and did not record any impairment charges.
In February 2018, the FASB issued ASU 2018-2, which provides guidance on the reclassification of certain tax effects from accumulated other comprehensive income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. We elected to early adopt this standard in the fourth quarter of 2018. As part of this adoption, we elected to reclassify $6.7 million of stranded income tax effects of the TCJA from accumulated other comprehensive income to retained earnings at the beginning of the fourth quarter of 2018.
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

46/ATR	2020 Form 10-K

In August 2018, the FASB issued ASU 2018-14, which amends disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. We adopted the standard during the fourth quarter of 2020 and appropriate disclosures are included in the notes to the financials statement to the extent applicable. The provisions of the new standard do not have any effect on the Company's financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as well as the clarifying amendments subsequently issued. We applied the guidance using a modified retrospective approach and accordingly recognized an amount of $1.4 million as the cumulative adjustment to opening retained earnings in the first quarter of 2020. This is based on management's best estimates of specific losses on individual exposures particularly on current trade receivables, as well as the time value of money and reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. On an ongoing basis, we will contemplate forward-looking economic conditions in recording lifetime expected credit losses for our financial assets measured at cost, such as our trade receivables and certain other assets.
Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our consolidated financial statements.
NOTE 2 REVENUE
Revenue by segment and geography based on shipped from locations for the years ended December 31, 2020, 2019, and 2018 is as follows:

	For the Year Ended December 31, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$808,834	$350,265	$23,157	$43,523	$1,225,779
Beauty + Home	681,936	384,004	141,846	90,365	1,298,151
Food + Beverage	113,286	231,717	29,040	31,367	405,410
Total	$1,604,056	$965,986	$194,043	$165,255	$2,929,340

	For the Year Ended December 31, 2019
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$729,882	$297,871	$26,344	$36,954	$1,091,051
Beauty + Home	792,255	310,411	160,048	90,000	1,352,714
Food + Beverage	116,332	228,486	33,996	37,153	415,967
Total	$1,638,469	$836,768	$220,388	$164,107	$2,859,732

	For the Year Ended December 31, 2018
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$696,079	$196,928	$25,485	$36,160	$954,652
Beauty + Home	816,359	334,881	178,392	96,750	1,426,382
Food + Beverage	115,040	194,527	31,742	42,418	383,727
Total	$1,627,478	$726,336	$235,619	$175,328	$2,764,761
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

47/ATR	2020 Form 10-K

The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2019	Balance as of December 31, 2020	Increase/ (Decrease)
	(opening)	(closing)
Contract asset (current)	$16,245	$16,109	$(136)
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$79,305	$87,188	$7,883
Contract liability (long-term)	$9,779	$21,584	$11,805
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during 2020 against contract liabilities is $107.7 million, including $57.8 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts Payable, Accrued and Other Liabilities and Deferred and Other Non-current Liabilities, respectively, within our Consolidated Balance Sheets.
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
Product Sales
We primarily manufacture and sell drug delivery, dispensing, sealing, and active packaging solutions. The amount of consideration is typically fixed for such customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.
To determine when the control transfers, we typically assess, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. A majority of product sales are sold FOB shipping point. For FOB shipping point shipments, control of the goods transfers to the customer at the time of shipment of the goods. Once the goods are shipped, we are precluded from redirecting the shipment to another customer. Therefore, our performance obligation is satisfied at the time of shipment. With respect to FOB destination sales, shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs and revenue is recorded upon final delivery to the customer location. We have elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. We do not have any material significant payment terms as payment is typically received shortly after the point of sale.
There also exist instances where we manufacture highly customized products that have no alternative use to us and for which we have an enforceable right to payment for performance completed to date. For these products, we transfer control and recognizes revenue over time by measuring progress towards completion using the Output Method based on the number of products produced. As we normally make our products to a customer’s order, the time between production and shipment of our products is typically within a few weeks. We believe this measurement provides a faithful depiction of the transfer of goods as the costs incurred reflect the value of the products produced.
As a part of its customary business practice, we offer a standard warranty that the products will materially comply with the technical specifications and will be free from material defects. Because such warranties are not sold separately, do not provide for any service beyond a guarantee of a product’s initial specifications, and are not required by law, there is no revenue deferral for these types of warranties.
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

48/ATR	2020 Form 10-K

In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2019, $515 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable, Accrued and Other Liabilities. At December 31, 2020, the unearned amount was $536 thousand. We expect to recognize approximately $136 thousand of the unearned amount in 2021 and $400 thousand thereafter.
Service Sales
We also provide services to our pharmaceutical customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract.
Contract Costs
We do not incur significant costs to obtain or fulfill revenue contracts.
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
Current uncertainty in credit and market conditions due to the COVID-19 pandemic may slow our collection efforts if customers experience significant difficulty accessing credit and paying their obligations, which may lead to higher than normal accounts receivable and increased CECL charges
Practical Expedients
Significant financing component: We elected not to adjust the promised consideration for the time value of money for contracts where the difference between the time of payment and performance is one year or less.
Remaining performance obligations: We elected not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for our contracts that are one year or less, as the revenue is expected to be recognized within the next year. In addition, we have elected not to disclose the expected consideration related to performance obligations where we recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
NOTE 3 INVENTORIES
Inventories, by component net of reserves, consisted of:

	2020	2019
Raw materials	$116,029	$111,653
Work in process	115,870	123,750
Finished goods	147,480	140,392
Total	$379,379	$375,795

49/ATR	2020 Form 10-K

NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2020 are as follows by reporting segment:

	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Total

Goodwill	$359,883	$223,933	$128,279	$1,615	$713,710
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2018	$359,883	$223,933	$128,279	$—	$712,095
Acquisition	57,934	—	—	—	57,934
Foreign currency exchange effects	(4,167)	(2,275)	(126)	—	(6,568)
Goodwill	$413,650	$221,658	$128,153	$1,615	$765,076
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2019	$413,650	$221,658	$128,153	$—	$763,461
Acquisition	463	103,130	—	—	103,593
Foreign currency exchange effects	22,618	8,323	526	—	31,467
Goodwill	$436,731	$333,111	$128,679	$1,615	$900,136
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2020	$436,731	$333,111	$128,679	$—	$898,521
We have completed the annual impairment analysis of our reporting units as of October 1, 2020 using a discounted cash flow analysis for each of our reporting units. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts. No impairment was recognized during the years ended December 31, 2020, 2019 or 2018.
The table below shows a summary of intangible assets for the years ended December 31, 2020 and 2019.

		2020			2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	7.2	$2,861	$(1,477)	$1,384	$2,804	$(1,318)	$1,486
Acquired technology	12.6	111,854	(36,943)	74,911	100,511	(25,430)	75,081
Customer relationships	13.3	286,644	(56,714)	229,930	217,934	(33,924)	184,010
Trademarks and trade names	6.3	46,174	(17,437)	28,737	35,015	(11,003)	24,012
License agreements and other	19.3	19,208	(9,861)	9,347	16,153	(9,658)	6,495
Total intangible assets	12.6	$466,741	$(122,432)	$344,309	$372,417	$(81,333)	$291,084
Aggregate amortization expense for the intangible assets above for the years ended December 31, 2020, 2019 and 2018 was $39,787, $27,608 and $15,455, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2021	$40,195
2022	39,615
2023	38,728
2024	34,954
2025 and thereafter	190,817
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2020.

50/ATR	2020 Form 10-K

NOTE 5 ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES
At December 31, 2020 and 2019, accounts payable, accrued and other liabilities consisted of the following:

	2020	2019
Accounts payable, principally trade	$243,742	$192,739
Accrued employee compensation costs	177,144	163,839
Customer deposits and other unearned income	87,052	86,820
Other accrued liabilities	154,525	129,630
Total	$662,463	$573,028
NOTE 6 INCOME TAXES
On December 22, 2017, the U.S. enacted the TCJA, which significantly changed U.S. tax law. The TCJA lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while imposing a deemed repatriation tax on previously deferred foreign income.
Income before income taxes consists of:

Years Ended December 31,	2020	2019	2018
United States	$91,555	$94,612	$34,404
International	209,600	247,457	231,616
Total	$301,155	$342,069	$266,020
The provision (benefit) for income taxes is composed of:

Years Ended December 31,	2020	2019	2018
Current:
U.S. Federal	$9,934	$2,129	$10,273
State/Local	3,094	883	877
International	82,235	88,084	83,456
	$95,263	$91,096	$94,606
Deferred:
U.S. Federal/State	$(2,270)	$4,670	$(17,019)
International	(5,928)	4,076	(6,333)
	$(8,198)	$8,746	$(23,352)
Total	$87,065	$99,842	$71,254
A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes is as follows:

Years Ended December 31,	2020	2019	2018
Income tax at statutory rate	$63,243	$71,835	$55,864
State income taxes (benefits), net of federal tax effect	2,396	2,622	(1,516)
Investment incentives	(483)	(2,530)	(1,900)
Tax resolutions	820	(1,915)	(3,400)
Excess tax benefits from share-based compensation	(11,625)	(15,370)	(13,400)
Deferred tax charges (benefits), incl. tax rate changes	4,110	—	(2,800)
U.S. Global Intangible Low-Taxed Income ("GILTI") and Base Erosion Anti-Abuse Tax ("BEAT")	(3,909)	(1,485)	5,625
U.S. tax reform - transition tax	—	—	(2,570)
Valuation allowance	1,332	10,623	3,170
Rate differential on earnings of foreign operations	24,901	32,657	29,024
Other items, net	6,280	3,405	3,157
Actual income tax provision	$87,065	$99,842	$71,254
Effective income tax rate	28.9%	29.2%	26.8%

51/ATR	2020 Form 10-K

The 2020 provision for income tax was favorably impacted by excess tax benefits on deductible share-based compensation. The tax provision for 2020 reflects a $11.6 million benefit from this item. The 2020 tax provision reflects a one-time adjustment of U.S. GILTI tax in response to regulations issued by the U.S. Department of the Treasury in July 2020. The 2020 provision also reflects a $3.0 million deferred tax charge to reflect a prior year true-up. Since a majority of our pretax income is earned in higher tax jurisdictions, this mix of income has an unfavorable tax rate impact.
The 2019 tax provision was favorably impacted by excess tax benefits on deductible share-based compensation. The tax provision for 2019 reflects a $15.4 million benefit from this item. The mix of pretax income has an unfavorable impact, because the majority of our income is earned in higher tax jurisdictions. Additionally, we have incurred losses in jurisdictions where we cannot tax effect the loss.
The 2018 tax provision was favorably impacted by excess tax benefits on deductible stock compensation. The tax provision for 2018 reflects a $13.4 million benefit from this item. The mix of pretax income has an unfavorable impact, reflecting that the majority of our income is earned in higher tax jurisdictions. The U.S. GILTI tax and BEAT also had a $5.6 million unfavorable impact.
Significant deferred tax assets and liabilities as of December 31, 2020 and 2019 are composed of the following temporary differences:

	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$19,353	$24,941
Operating and finance leases	24,529	25,440
Pension liabilities	36,085	24,925
Share-based compensation	5,946	6,082
U.S. federal tax credits	8,826	8,575
U.S. state tax credits	7,011	7,881
Vacation and bonus	12,307	7,645
Research and development	8,992	7,539
Inventory	4,854	5,993
Workers compensation	3,353	3,835
Other	16,643	16,496
Total gross deferred tax assets	$147,899	$139,352
Less valuation allowance	(23,105)	(23,320)
Net deferred tax assets	$124,794	$116,032
Deferred Tax Liabilities:
Acquisition related intangibles	$57,295	$62,851
Depreciation and amortization	27,737	28,284
Operating and finance leases	26,549	27,555
Other	8,044	6,215
Total gross deferred tax liabilities	$119,625	$124,905
Net deferred tax assets (liabilities)	$5,169	$(8,873)
We evaluate the deferred tax assets and record a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. We have established a valuation allowance for $16.7 million of the $19.4 million of tax effected net operating loss carryforwards. These losses are generally in locations that have not produced cumulative three year operating profit. A valuation allowance of $3.7 million has also been established against the $7.0 million of U.S. state tax credit carryforwards.
The U.S. federal tax credits will expire in the years 2026 and 2027. There is no expiration date on $15.8 million of the tax-effected net operating loss carryforwards and $3.6 million (tax effected) will expire in the years 2020 to 2038. The U.S. state tax credit carryforwards of $7.0 million (tax effected) will expire in the years 2021 to 2034.
None of the non-U.S. unremitted earnings will be subject to U.S. taxation. Aside from the pre-2020 earnings in Italy, Switzerland, and Colombia, we maintain our assertion that all other cash and distributable reserves at our non-U.S. affiliates will continue to be indefinitely reinvested. We estimate the amount of additional local and withholding tax that would be payable on distributions to be in the range of $15 million to $25 million.

52/ATR	2020 Form 10-K

We have not provided for taxes on certain tax-deferred income related to a foreign operation. The income arose predominately from government grants. Taxes of approximately $1.5 million would become payable in the event the terms of the grant are not fulfilled.
Income Tax Uncertainties
We provide a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2020	2019	2018
Balance at January 1	$3,647	$3,559	$3,080
Increases based on tax positions for the current year	212	412	360
Increases based on tax positions of prior years	790	663	610
Settlements	—	(558)	(491)
Lapse of statute of limitations	(145)	(429)	—
Balance at December 31	$4,504	$3,647	$3,559
The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is approximately $4.5 million. We estimate that it is reasonably possible that the liability for uncertain tax positions will decrease no more than $2.6 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2020, 2019 and 2018, we had approximately $3.6 million, $1.7 million and $1.9 million, respectively, accrued for the payment of interest and penalties, of which approximately none and $0.2 million were recognized as a tax benefit for the years ended 2020 and 2019, respectively, and $0.4 million was recognized in income tax expense in the year ended December 31, 2018.
Aptar or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2017-2020
United States — State	2011-2020
France	2017-2020
Germany	2016-2020
Italy	2015-2020
China	2011-2020
NOTE 7 DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At December 31, 2020 and 2019, our notes payable, revolving credit facility and overdrafts, consisted of the following:

	2020	2019
Notes payable 0.0%	$200	$1,436
Revolving credit facility 1.45%	52,000	25,000
Overdrafts 5.68% - 7.82%	—	17,823
	$52,200	$44,259
We maintain a multi-currency revolving credit facility with two tranches that matures in July 2022 which provides for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. We utilized $52 million under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of December 31, 2020. We utilized $25 million under our U.S. facility and no balance was utilized under our euro-based revolving credit facility as of December 31, 2019.

53/ATR	2020 Form 10-K

There are no compensating balance requirements associated with our revolving credit facility. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in AptarGroup’s consolidated leverage ratio. We incurred approximately $2.5 million and $1.5 million in interest and fees related to this credit facility during both 2020 and 2019.
Average borrowings under the revolving credit facility and notes payable were $108.1 million and $34.1 million for 2020 and 2019, respectively. The average annual interest rate on the revolving credit facility and notes payable was 1.5% and 1.6% for 2020 and 2019, respectively.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of December 31, 2020.
Long-Term Obligations
At December 31, 2020 and 2019, our long-term obligations consisted of the following:

	December 31, 2020	December 31, 2019
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$14,002	$19,220
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured debts 1.7% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	112,000	168,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 1.0%, due in 2023	122,100	112,170
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	244,200	224,340
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Finance Lease Liabilities	30,025	29,952
Unamortized debt issuance costs	(1,663)	(2,241)
	$1,120,664	$1,151,441
Current maturities of long-term obligations	(65,666)	(65,988)
Total long-term obligations	$1,054,998	$1,085,453

The aggregate long-term maturities, excluding finance lease liabilities, which are discussed in Note 8, due annually for the next five years and thereafter are:

2021	$61,408
2022	135,550
2023	249,788
2024	395,215
2025	125,251
Thereafter	125,090
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2020
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.63 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.86 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.

54/ATR	2020 Form 10-K

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
The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

Year Ended December 31,	2020	2019
Operating lease cost	$23,968	$23,410

Finance lease cost:
Amortization of right-of-use assets	$3,982	$4,217
Interest on lease liabilities	1,414	1,353
Total finance lease cost	$5,396	$5,570

Short-term lease and variable lease costs	$9,421	$8,629
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,484	$21,872
Operating cash flows from finance leases	1,372	1,245
Financing cash flows from finance leases	4,436	4,730

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,477	$15,226
Finance leases	3,642	15,957

55/ATR	2020 Form 10-K

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$69,845	$72,377

Accounts payable, accrued and other liabilities	$18,804	$16,578
Operating lease liabilities	52,212	55,276
Total operating lease liabilities	$71,016	$71,854

Finance Leases
Property, plant and equipment, gross	$49,760	$47,020
Accumulated depreciation	(7,258)	(4,271)
Property, plant and equipment, net	$42,502	$42,749

Current maturities of long-term obligations, net of unamortized debt issuance cost	$4,258	$4,318
Long-term obligations, net of unamortized debt issuance cost	25,767	25,634
Total finance lease liabilities	$30,025	$29,952

Weighted Average Remaining Lease Term (in years)
Operating leases	5.0	6.1
Finance leases	7.2	7.0

Weighted Average Discount Rate
Operating leases	4.21%	5.05%
Finance leases	4.85%	5.13%
Maturities of lease liabilities as of December 31, 2020, were as follows:

	Operating Leases	Finance Leases
Year 1	$21,351	$5,542
Year 2	18,278	4,378
Year 3	10,999	3,509
Year 4	7,844	2,973
Year 5	6,388	2,918
Thereafter	14,880	18,080
Total lease payments	79,740	37,400
Less imputed interest	(8,724)	(7,375)
Total	$71,016	$30,025
As of December 31, 2020, we have additional operating leases that have not yet commenced of $0.1 million and no finance leases that have not yet commenced. These operating leases will commence in 2021 with lease terms of 3 to 4 years.
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

56/ATR	2020 Form 10-K

Effective January 1, 2021, the domestic plans were amended to provide that no individual who became an employee after December 31, 2020 could become a participant and that no employee whose employment terminated and who was rehired after December 31, 2020 may accrue benefits under the plans with respect to the period of employment which begins on the date that his reemployment commences. These employees will instead be eligible for additional contribution to their defined contribution 401(k) employee savings plan. All domestic employees with hire/rehire dates prior to January 1, 2021 will still be eligible for the domestic pension plans and will still continue to accrue plan benefits after this date.
The following table presents the changes in the benefit obligations and plan assets for the most recent two years for our domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$227,275	$180,803	$120,490	$104,911
Service cost	14,278	11,093	7,311	5,921
Interest cost	7,046	7,381	1,410	2,023
Special termination benefit charge	—	—	—	64
Plan Amendment	—	—	—	18
Curtailment/Settlement	—	—	—	(271)
Transfer	—	—	—	939
Prior service cost	—	—	(2,701)	(451)
Actuarial loss (gain)	38,175	39,209	1,809	13,575
Benefits paid	(14,303)	(11,211)	(5,145)	(4,130)
Foreign currency translation adjustment	—	—	11,252	(2,109)
Benefit obligation at end of year	$272,471	$227,275	$134,426	$120,490

	Domestic Plans		Foreign Plans
	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$188,801	$169,958	$74,189	$68,992
Actual return on plan assets	17,088	29,618	2,008	3,851
Employer contribution	448	436	7,527	6,542
Benefits paid	(14,303)	(11,211)	(5,145)	(4,130)
Transfer	—	—	—	359
Foreign currency translation adjustment	—	—	6,508	(1,425)
Fair value of plan assets at end of year	$192,034	$188,801	$85,087	$74,189
Funded status at end of year	$(80,437)	$(38,474)	$(49,339)	$(46,301)
The following table presents the funded status amounts recognized in our Consolidated Balance Sheets as of December 31, 2020 and 2019.

	Domestic Plans		Foreign Plans
	2020	2019	2020	2019
Non-current assets	$—	$—	$81	$938
Current liabilities	(461)	(449)	(37)	(44)
Non-current liabilities	(79,976)	(38,025)	(49,383)	(47,195)
	$(80,437)	$(38,474)	$(49,339)	$(46,301)

57/ATR	2020 Form 10-K

The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2020 and 2019.

	Domestic Plans		Foreign Plans
	2020	2019	2020	2019
Net actuarial loss	$96,440	$68,789	$40,851	$40,442
Net prior service cost	—	—	675	3,774
Tax effects	(22,181)	(15,821)	(13,466)	(14,040)
	$74,259	$52,968	$28,060	$30,176
Changes in benefit obligations and plan assets recognized in other comprehensive income in 2020, 2019 and 2018 are as follows:

	Domestic Plans
	2020	2019	2018
Current year actuarial (loss) gain	$(33,335)	$(21,970)	$4,611
Amortization of net loss	5,684	1,957	4,873
	$(27,651)	$(20,013)	$9,484

	Foreign Plans
	2020	2019	2018
Current year actuarial (loss) gain	$(2,530)	$(11,999)	$534
Current year prior service cost	2,701	451	(35)
Transfer Prior service Cost	—	(18)	—
Transfer Actuarial (loss) gain	—	(126)	—
Recognition due to curtailment	—	—	1,692
Amortization of net loss	2,121	1,444	1,716
Amortization of prior service cost	398	449	720
	$2,690	$(9,799)	$4,627
Components of net periodic benefit cost:

	Domestic Plans
	2020	2019	2018
Service cost	$14,278	$11,093	$11,396
Interest cost	7,046	7,381	6,878
Expected return on plan assets	(12,248)	(12,379)	(11,257)
Amortization of net loss	5,684	1,957	4,873
Net periodic benefit cost	$14,760	$8,052	$11,890

	Foreign Plans
	2020	2019	2018
Service cost	$7,311	$5,921	$5,954
Interest cost	1,410	2,023	1,828
Expected return on plan assets	(2,620)	(2,366)	(2,610)
Amortization of net loss	2,121	1,444	1,716
Amortization of prior service cost	398	449	720
Net periodic benefit cost	$8,620	$7,471	$7,608
Curtailment	(8)	(246)	(59)
Special termination benefit charge	—	65	62
Total Net periodic benefit cost	$8,612	$7,290	$7,611
The accumulated benefit obligation (“ABO”) for our domestic defined benefit pension plans was $249.8 million and $205.3 million at 2020 and 2019, respectively. The ABO for our foreign defined benefit pension plans was $103.1 million and $91.8 million at December 31, 2020 and 2019, respectively.

58/ATR	2020 Form 10-K

The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2020 and 2019.

	Domestic Plans		Foreign Plans
	2020	2019	2020	2019
Projected benefit obligation	$272,471	$227,275	$120,795	$92,561
Accumulated benefit obligation	249,831	205,326	89,702	65,062
Fair value of plan assets	192,034	188,801	71,457	46,371
The following table provides the PBO, ABO and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2020 and 2019.

	Domestic Plans		Foreign Plans
	2020	2019	2020	2019
Projected benefit obligation	$272,471	$227,275	$130,616	$102,310
Accumulated benefit obligation	249,831	205,326	98,360	73,943
Fair value of plan assets	192,034	188,801	79,764	55,260
Assumptions:

	Domestic Plans			Foreign Plans
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.40%	3.20%	4.20%	0.54%	1.04%	1.82%
Rate of compensation increase	3.19%	4.00%	4.00%	3.05%	3.05%	3.01%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.20%	4.20%	3.55%	1.12%	1.84%	1.62%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.41%	3.69%	3.66%
Rate of compensation increase	4.00%	4.00%	4.00%	3.05%	3.05%	3.02%
We develop the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2021 net periodic benefit cost, we expect to use the December 31, 2020 discount rates, December 31, 2020 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2020 net periodic benefit cost.
Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2020 and 2019 by asset category are as follows:
Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2020	2019	2020	2019
Equity securities	48%	49%	5%	4%
Fixed income securities	28%	29%	1%	1%
Corporate debt securities	—	—	2%	3%
Infrastructure	7%	6%	—	—
Hedge funds	10%	10%	—	—
Money market	2%	1%	—%	3%
Investment Funds	—	—	92%	89%
Real estate	5%	5%	—	—
Total	100%	100%	100%	100%

59/ATR	2020 Form 10-K

Our investment strategy for our domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2021 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2021 is 100% investment funds.
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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2020				Foreign Fair Value Measurement at December 31, 2020
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$3,207	$3,207	$—	$—	$415	$415	$—	$—
USD	—	3,207	—	—	—	—	—	—
EUR	—	—	—	—	—	404	—	—
Others	—	—	—	—	—	11	—	—
Equity Securities (a)	$83,041	$83,041	$—	$—	$4,107	$4,107	$—	$—
U.S. Large Cap Equities	—	48,138	—	—	—	—	—	—
U.S. Small Cap Equities	—	10,299	—	—	—	—	—	—
International Equities	—	24,604	—	—	—	4,107	—	—
Fixed Income (a&b)	$35,691	$35,691	$—	$—	$834	$834	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,555	$1,555	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,555	—	—
Investment Funds	$—	$—	$—	$—	$78,176	$27,500	$50,676	$—
Mutual Funds in Equities (a)	—	—	—	—	—	4,022	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	22,475	—	—
Mutual Funds Diversified (a&b)	—	—	—	—	—	1,003	50,676	—
Total Investments in Fair Value Hierarchy	$121,939	$121,939	$—	$—	$85,087	$34,411	$50,676	$—
Investments at Net Asset Value per Share	70,095	—	—	—	—	—	—	—
Total Investments	$192,034	$121,939	$—	$—	$85,087	$34,411	$50,676	$—

60/ATR	2020 Form 10-K

	Domestic Fair Value Measurement at December 31, 2019				Foreign Fair Value Measurement at December 31, 2019
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$1,988	$1,988	$—	$—	$2,030	$2,030	$—	$—
USD	—	1,988	—	—	—	—	—	—
EUR	—	—	—	—	—	2,012	—	—
Others	—	—	—	—	—	18	—	—
Equity Securities (a)	$81,997	$81,997	$—	$—	$2,995	$2,995	$—	$—
U.S. Large Cap Equities	—	48,580	—	—	—	—	—	—
U.S. Small Cap Equities	—	9,921	—	—	—	—	—	—
International Equities	—	23,496	—	—	—	2,995	—	—
Fixed Income (a&b)	$35,898	$35,898	$—	$—	$820	$820	$—	$—
Corporate debts securities	$—	$—	$—	$—	$2,115	$2,115	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	2,115	—	—
Investment Funds	$—	$—	$—	$—	$66,229	$23,797	$42,432	$—
Mutual Funds in Equities (a)	—	—	—	—	—	4,025	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	18,881	—	—
Mutual Funds Diversified (a&b)	—	—	—	—	—	891	42,432	—
Total Investments in Fair Value Hierarchy	$119,883	$119,883	$—	$—	$74,189	$31,757	$42,432	$—
Investments at Net Asset Value per Share	68,918	—	—	—	—	—	—	—
Total Investments	$188,801	$119,883	$—	$—	$74,189	$31,757	$42,432	$—

(a)Based on third party quotation from financial institution.
(b)Based on observable market transactions.
Contributions
Annual cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. We contributed $0.4 million to our domestic defined benefit plans in 2020 and although we have no minimum funding requirement, we plan to contribute approximately $0.5 million to pay our ongoing SERP annuity contracts in 2021. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or at our discretion. We contributed approximately $7.5 million to our foreign defined benefit plan in 2020 and expect to contribute approximately $0.5 million in 2021.
Estimated Future Benefit Payments
As of December 31, 2020, we expect the plans to make the following estimated benefit payments relating to our defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2021	$12,464	$5,514
2022	12,533	2,505
2023	13,297	3,154
2024	14,413	4,591
2025	14,461	7,772
2026 - 2030	78,437	37,211
Other Plans
We have a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from our principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $16.8 million and $12.6 million at December 31, 2020 and 2019, respectively. This amount is included in the liability for domestic plans shown above.

61/ATR	2020 Form 10-K

We have a defined contribution 401(k) employee savings plan ("401(k) plan") available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2020, 2019 and 2018, total contributions made to these plans were approximately $4.3 million, $4.1 million and $3.7 million, respectively. As discussed above, domestic employees hired after December 31, 2020 will no longer be eligible for the pension plans and will instead receive an annual Aptar Retirement Savings Account contribution of 5% of their eligible earnings in the 401(k) plan.
We have several foreign defined contribution plans, which require us to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2020, 2019 and 2018, total contributions made to these plans were approximately $2.4 million, $2.3 million and $2.4 million, respectively.
We have no additional postretirement or postemployment benefit plans.
NOTE 10 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in Accumulated Other Comprehensive Income/(Loss) by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2017	$(185,503)	$(64,595)	$(3,204)	$(253,302)
Other comprehensive (loss) income before reclassifications	(62,898)	5,266	16,624	(41,008)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,524	(15,060)	(9,536)
Net current-period other comprehensive (loss) income	(62,898)	10,790	1,564	(50,544)
Reclassification of stranded tax effects	—	(6,658)	—	(6,658)
Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive (loss) income before reclassifications	(8,723)	(25,557)	8,026	(26,254)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,873	(8,063)	(5,190)
Net current-period other comprehensive (loss)	(8,723)	(22,684)	(37)	(31,444)
Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive income (loss) before reclassifications	79,099	(25,389)	(9,172)	44,538
Amounts reclassified from accumulated other comprehensive income	—	6,214	9,487	15,701
Net current-period other comprehensive income (loss)	79,099	(19,175)	315	60,239
Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)

62/ATR	2020 Form 10-K

Reclassifications Out of Accumulated Other Comprehensive Income/(Loss):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line in the Statement Where Net Income is Presented
Year Ended December 31,	2020	2019	2018

Defined Benefit Pension Plans
Amortization of net loss	$7,805	$3,401	$6,589	(1)
Amortization of prior service cost	398	449	720	(1)
	8,203	3,850	7,309	Total before tax
	(1,989)	(977)	(1,785)	Tax benefit
	$6,214	$2,873	$5,524	Net of tax
Derivatives
Changes in treasury locks	$—	$—	$26	Interest Expense
Changes in cross currency swap: interest component	(1,474)	(4,805)	(5,150)	Interest Expense
Changes in cross currency swap: foreign exchange component	10,961	(3,258)	(13,025)	Miscellaneous, net
	9,487	(8,063)	(18,149)	Total before tax
	—	—	3,089	Tax benefit
	$9,487	$(8,063)	$(15,060)	Net of tax
Total reclassifications for the period	$15,701	$(5,190)	$(9,536)

(1)These accumulated other comprehensive income components are included in the computation of total net periodic benefit costs, net of tax (see Note 9 - Retirement and Deferred Compensation Plans for additional details).
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

63/ATR	2020 Form 10-K

As disclosed in Note 7 – Debt, our wholly owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. Related to this hedge, approximately $1.4 million and $1.7 million, respectively, of net after-tax loss is included in accumulated other comprehensive loss at December 31, 2020 and 2019. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap, based on prevailing foreign exchange and interest rates at December 31, 2020, is a gain of $0.3 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of December 31, 2020, the fair value of the cross currency swap was a $8.3 million liability. The swap contract expires on July 20, 2022.
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
Other
As of December 31, 2020, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.1 million in accounts payable, accrued and other liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2020 had an aggregate notional contract amount of $52.5 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019
		December 31, 2020		December 31, 2019
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$322	$—	$206
Cross Currency Swap Contract (1)	Prepaid and other	—	—	2,552	—
		$—	$322	$2,552	$206

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$146	$—	$401
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	8,309	—	—	—
		$8,309	$146	$—	$401

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2020 and December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2020	2019		2020	2019
Cross currency swap contract:
Interest component	$1,789	$5,103	Interest expense	$1,474	$4,805	$(33,244)
Foreign exchange component	(10,961)	3,258	Miscellaneous, net	(10,961)	3,258	(4,614)
	$(9,172)	$8,361		$(9,487)	$8,063

64/ATR	2020 Form 10-K

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income for the Fiscal Years Ended December 31, 2020 and December 31, 2019
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2020	2019
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$337	$(141)
		$337	$(141)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
December 31, 2020
Derivative Assets	$322	$—	$322	$—	$—	$322
Total Assets	$322	$—	$322	$—	$—	$322

Derivative Liabilities	$8,455	$—	$8,455	$—	$—	$8,455
Total Liabilities	$8,455	$—	$8,455	$—	$—	$8,455

December 31, 2019
Derivative Assets	$2,758	$—	$2,758	$—	$—	$2,758
Total Assets	$2,758	$—	$2,758	$—	$—	$2,758

Derivative Liabilities	$401	$—	$401	$—	$—	$401
Total Liabilities	$401	$—	$401	$—	$—	$401

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of December 31, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$322	$—	$322	$—
Cross currency swap contract (1)	—	—	—	—
Total assets at fair value	$322	$—	$322	$—
Liabilities
Foreign exchange contracts (1)	$146	$—	$146	$—
Cross currency swap contract (1)	8,309	—	8,309	—
Contingent consideration obligation	31,140	—	—	31,140
Total liabilities at fair value	$39,595	$—	$8,455	$31,140

65/ATR	2020 Form 10-K

As of December 31, 2019, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (1)	$206	$—	$206	$—
Cross currency swap contract (1)	2,552	—	2,552	—
Total assets at fair value	$2,758	$—	$2,758	$—
Liabilities
Foreign exchange contracts (1)	$401	$—	$401	$—
Contingent consideration obligation	5,930	—	—	5,930
Total liabilities at fair value	$6,331	$—	$401	$5,930

(1)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of December 31, 2020 and December 31, 2019.
As discussed in Note 19 – Acquisitions, we have a contingent consideration obligation to the selling equity holders of:
–Fusion in connection with the Fusion Acquisition (as defined herein) based on 2022 cumulative performance targets,
–Noble in connection with the Noble Acquisition (as defined herein) based on 2024 cumulative performance targets, and
–Gateway in connection with the Gateway Acquisition (as defined herein) based on 2020 and 2022 performance targets.

We consider these obligations a Level 3 liability and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	December 31, 2020	December 31, 2019
Fusion Acquisition	$26,910	$—
Noble Acquisition	4,230	2,930
Gateway Acquisition	—	3,000
	$31,140	$5,930
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expense in our consolidated statements of income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurements. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2018	$—
Acquisition	5,930
Increase (decrease) in fair value recorded in earnings	—
Payments	—
Balance, December 31, 2019	$5,930
Acquisition	22,745
Increase (decrease) in fair value recorded in earnings	5,230
Payments	(2,765)
Balance, December 31, 2020	$31,140
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

66/ATR	2020 Form 10-K

Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2020.
An environmental investigation, undertaken to assess areas of possible contamination, was completed at our facility in Jundiaí, São Paulo, Brazil. The facility is primarily an internal supplier of anodized aluminum components for certain of our dispensing systems. The testing indicated that soil and groundwater in certain areas of the facility were impacted above acceptable levels established by local regulations. In March 2017, we reported the findings to the relevant environmental authority, the Environmental Company of the State of São Paulo – CETESB. Based upon our best estimate, we recorded a reserve of $1.5 million (operating expense) in the first quarter of 2017 relating to this contingency. During 2020 and 2019, we paid approximately $0.1 million and $0.6 million, respectively, and made adjustments to the accrual based on our future anticipated expenditures. As of December 31, 2020, our outstanding reserve is $0.3 million. The ultimate loss associated with this environmental contingency is subject to the investigation and ongoing review of the CETESB. As of December 31, 2020, testing has indicated we are within the range of remediation. We will continue to evaluate the range of likely costs as the investigation proceeds and we have further clarity on the nature and extent of remediation that will be required. We note that the contamination, or any failure to complete any required remediation in a timely manner, could potentially result in fines or penalties.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. In June 2020, we received a favorable court decision of $0.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $0.7 million. During the first quarter of 2019, we received a favorable court decision of $2.7 million for the retrospective right to recover part of our claim. This amount is recorded in cost of sales as a favorable impact of $1.7 million and $1.0 million was recognized as interest income. During the fourth quarter of 2018, we recorded an amount of $631 thousand based on the favorable court decision. If the Supreme Court of Brazil grants full retrospective recovery, we estimate remaining potential recoveries of approximately $1.5 million to $7.5 million, including interest. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of December 31, 2020.
NOTE 14 STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
In 2020, we did not repurchase any shares. In 2019, we repurchased approximately 779 thousand shares of our outstanding common stock at a total cost of $86.5 million. As of December 31, 2020, there was $278.5 million of authorized share repurchases available to us.

67/ATR	2020 Form 10-K

NOTE 15 CAPITAL STOCK
We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares			Treasury Shares
	2020	2019	2018	2020	2019	2018
Balance at the beginning of the year	68,608,508	67,341,316	66,742,490	4,836,027	4,424,884	4,881,889
Employee option exercises	802,046	1,079,841	1,182,547	(307,976)	(367,705)	(502,005)
Director option exercises	26,551	146,083	—	—	—	—
Restricted stock vestings	79,700	41,268	39,691	—	—	—
Common stock repurchases	—	—	—	—	778,848	45,000
Common stock repurchased and retired	—	—	(623,412)	—	—	—
Balance at the end of the year	69,516,805	68,608,508	67,341,316	4,528,051	4,836,027	4,424,884
The cash dividends paid on the common stock for the years ended December 31, 2020, 2019 and 2018 aggregated $92.7 million, $90.2 million and $82.3 million, respectively.
NOTE 16 STOCK-BASED COMPENSATION
We issue restricted stock units (“RSUs”), which consist of time-based and performance-based awards, to employees under stock awards plans approved by stockholders. In addition, RSUs are issued to non-employee directors under a Restricted Stock Unit Award Agreement for Directors pursuant to the Company's 2018 Equity Incentive Plan. RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met. Performance-based RSUs have one of two vesting conditions: (1) based on our internal financial performance metrics and (2) based on our total shareholder return (“TSR”) relative to total shareholder returns of an industrial peer group. At the time of vesting, the vested shares of common stock are issued in the employee’s name. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). RSUs granted to directors are only time-based and generally vest over one year.
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

Year Ended December 31,	2020	2019	2018
Fair value per stock award	$94.98	$134.97	$128.70
Grant date stock price	$83.93	$104.51	$89.42
Assumptions:
Aptar's stock price expected volatility	23.80%	16.50%	12.30%
Expected average volatility of peer companies	48.50%	31.90%	27.50%
Correlation assumption	63.50%	37.40%	20.20%
Risk-free interest rate	0.31%	2.19%	2.42%
Dividend yield assumption	1.72%	1.30%	1.43%

68/ATR	2020 Form 10-K

A summary of RSU activity as of December 31, 2020, and changes during the period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	480,729	$95.45	181,680	$117.26
Granted	241,812	87.13	417,313	93.08
Vested	(138,606)	86.84	—	—
Forfeited	(7,737)	97.80	(8,929)	111.60
Nonvested at December 31, 2020	576,198	$92.47	590,064	$100.27
Included in the December 31, 2020 time-based RSUs are 12,379 units awarded to non-employee directors and 11,490 units vested related to non-employee directors.

Year Ended December 31,	2020	2019	2018
Compensation expense	$32,085	$18,197	$8,703
Fair value of units vested	12,038	4,566	2,980
Intrinsic value of units vested	14,446	5,360	3,708
The actual tax benefit realized for the tax deduction from RSUs was approximately $5.8 million for the year ended December 31, 2020. As of December 31, 2020, there was $43.3 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted average period of 1.6 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant.
For stock option grants, we used historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the Stock Awards Plans was $14.82 per share in 2018. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Awards Plans:
Year Ended December 31,	2018
Dividend Yield	1.5%
Expected Stock Price Volatility	14.2%
Risk-free Interest Rate	2.8%
Expected Life of Option (years)	6.6

69/ATR	2020 Form 10-K

A summary of option activity under our stock plans as of December 31, 2020, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2020	5,044,180	$68.32	135,251	$58.45
Granted	—	—	—	—
Exercised	(1,035,649)	60.81	(36,051)	52.00
Forfeited or expired	(10,484)	80.13	—	—
Outstanding at December 31, 2020	3,998,047	$70.28	99,200	$60.80
Exercisable at December 31, 2020	3,845,344	$69.45	99,200	$60.80
Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2020	4.8		2.6
Exercisable at December 31, 2020	4.6		2.6
Aggregate Intrinsic Value:
Outstanding at December 31, 2020	$256,760		$7,311
Exercisable at December 31, 2020	$249,299		$7,311
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2020	$59,179		$2,318
December 31, 2019	$87,251		$1,172
December 31, 2018	$72,951		$2,286

Year Ended December 31,	2020	2019	2018
Compensation expense (included in SG&A)	$1,693	$4,768	$8,677
Compensation expense (included in Cost of sales)	370	928	2,181
Compensation expense, Total	$2,063	$5,696	$10,858
Compensation expense, net of tax	1,573	4,507	8,391
Grant date fair value of options vested	7,601	17,492	16,518
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $68.6 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $14.5 million in the year ended December 31, 2020. As of December 31, 2020, the remaining valuation of stock option awards to be expensed in future periods was $0.2 million and the related weighted-average period over which it is expected to be recognized is 0.2 years.
NOTE 17 EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock based compensation awards. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2020, 2019 and 2018 are as follows:

70/ATR	2020 Form 10-K

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2020
Basic EPS
Income available to common stockholders	$214,040	64,418	$3.32
Effect of Dilutive Securities
Stock options		1,800
Restricted stock		439
Diluted EPS
Income available to common stockholders	$214,040	66,657	$3.21
For the Year Ended December 31, 2019
Basic EPS
Income available to common stockholders	$242,202	63,574	$3.81
Effect of Dilutive Securities
Stock options		2,344
Restricted stock		232
Diluted EPS
Income available to common stockholders	$242,202	66,150	$3.66
For the Year Ended December 31, 2018
Basic EPS
Income available to common stockholders	$194,745	62,437	$3.12
Effect of Dilutive Securities
Stock options		2,440
Restricted stock		81
Diluted EPS
Income available to common stockholders	$194,745	64,958	$3.00
NOTE 18 SEGMENT INFORMATION
We are organized into three reporting segments. Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, and active packaging markets form the Pharma segment. Operations that sell dispensing systems and sealing solutions primarily to the beauty, personal care and home care markets form the Beauty + Home segment. Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.
The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. The Company evaluates performance of our reporting segments and allocates resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, and other special items.

71/ATR	2020 Form 10-K

Financial information regarding our reporting segments is shown below:

Year Ended December 31,	2020	2019	2018
Total Sales:
Pharma	$1,234,107	$1,100,463	$955,069
Beauty + Home	1,320,988	1,376,027	1,446,231
Food + Beverage	407,435	418,017	386,689
Total Sales	$2,962,530	$2,894,507	$2,787,989
Less: Intersegment Sales:
Pharma	$8,328	$9,412	$417
Beauty + Home	22,837	23,313	19,849
Food + Beverage	2,025	2,050	2,962
Total Intersegment Sales	$33,190	$34,775	$23,228
Net Sales:
Pharma	$1,225,779	$1,091,051	$954,652
Beauty + Home	1,298,151	1,352,714	1,426,382
Food + Beverage	405,410	415,967	383,727
Net Sales	$2,929,340	$2,859,732	$2,764,761
Adjusted EBITDA (1):
Pharma	$428,469	$387,483	$343,706
Beauty + Home	129,299	181,150	185,926
Food + Beverage	71,995	68,108	57,589
Corporate & Other, unallocated	(43,443)	(44,406)	(36,285)
Acquisition-related costs (2)	(6,087)	(3,927)	(23,770)
Restructuring Initiatives (3)	(26,492)	(20,472)	(63,829)
Depreciation and amortization (4)	(220,300)	(194,552)	(171,747)
Interest Expense	(33,244)	(35,489)	(32,626)
Interest Income	958	4,174	7,056
Income before Income Taxes	$301,155	$342,069	$266,020
Depreciation and Amortization:
Pharma	$75,874	$65,590	$51,495
Beauty + Home	95,880	82,778	83,546
Food + Beverage	37,768	35,728	27,467
Corporate & Other	10,778	10,456	9,239
Depreciation and Amortization	$220,300	$194,552	$171,747
Capital Expenditures:
Pharma	$117,835	$89,702	$54,433
Beauty + Home	93,980	96,040	101,371
Food + Beverage	29,956	45,130	41,236
Corporate & Other	15,690	13,933	25,739
Transfer of Corporate Technology Expenditures (5)	(11,507)	(2,529)	(11,527)
Capital Expenditures	$245,954	$242,276	$211,252
Total Assets:
Pharma	$1,549,781	$1,422,815	$1,324,696
Beauty + Home	1,610,058	1,378,292	1,373,816
Food + Beverage	549,270	534,527	501,700
Corporate & Other	280,944	226,485	177,523
Total Assets	$3,990,053	$3,562,119	$3,377,735

72/ATR	2020 Form 10-K

(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, and other special items.
(2)Acquisition-related costs include transaction costs and purchase accounting adjustments related to acquisitions and investments (see Note 19 – Acquisitions and Note 20 – Investments in Equity Securities for further details).
(3)Restructuring Initiatives includes expense items for the years ended December 31, 2020, 2019, and 2018 as follows (see Note 21 – Restructuring Initiatives for further details):

Year Ended December 31,	2020	2019	2018
Restructuring Initiatives by Segment
Pharma	$220	$632	$3,589
Beauty + Home	24,464	17,682	52,244
Food + Beverage	1,903	391	4,185
Corporate & Other	(95)	1,767	3,811
Total Restructuring Initiatives	$26,492	$20,472	$63,829
(4)Depreciation and amortization includes amortization related to acquisition purchase accounting adjustments. See the reconciliation of Non-U.S. GAAP measures.
(5)The transfer of corporate technology expenditures represents amounts of projects managed by corporate for the benefit of specific entities within each segment. Once the projects are complete, all related costs are allocated from corporate to and paid by the appropriate entity and the associated assets are then depreciated at the entity level.
Geographic Information
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net Sales to Unaffiliated Customers (1):
United States	$965,986	$836,768	$726,336
Europe:
France	854,639	895,110	862,364
Germany	448,405	452,409	474,369
Italy	148,636	141,867	144,044
Other Europe	152,376	149,083	146,701
Total Europe	1,604,056	1,638,469	1,627,478
Other Foreign Countries	359,298	384,495	410,947
Total	$2,929,340	$2,859,732	$2,764,761
Property, Plant and Equipment, Net
United States	$298,616	$300,820	$265,004
Europe:
France	426,353	338,288	308,250
Germany	194,553	163,782	154,505
Italy	57,333	53,562	54,978
Other Europe	55,933	63,636	59,411
Total Europe	734,172	619,268	577,144
Other Foreign Countries	165,960	167,590	149,465
Total	$1,198,748	$1,087,678	$991,613

(1)Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.
No single customer represents 6% or more of our net sales in 2020, 2019 or 2018.

73/ATR	2020 Form 10-K

NOTE 19 ACQUISITIONS
Business Combinations
On April 1, 2020, we completed our acquisition (the “Fusion Acquisition”) of 100% of the equity interests of Fusion Packaging, Inc. (“Fusion”) for a purchase price of approximately $163.8 million (net of $1.0 million of cash acquired), which was funded by a draw on our revolving credit facility and cash on hand. Fusion, based in Dallas, TX, is a global leader in the design, engineering and distribution of luxury packaging for the beauty industry. As part of the Fusion Acquisition, we are also obligated to pay to the selling equity holders of Fusion certain contingent consideration based on 2022 cumulative financial performance metrics as defined in the purchase agreement. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $19.1 million utilizing a Black-Scholes valuation model. During the fourth quarter of 2020, a $3.6 million fair value true-up was recorded as an adjustment to the opening balance of goodwill and contingent consideration liability. As of December 31, 2020, we have estimated the aggregate fair value for this contingent consideration arrangement to be $26.9 million.
As of the acquisition date, $5.7 million was held in restricted cash pending the finalization of a working capital adjustment and indemnity escrow. During the third quarter of 2020, $2.0 million related to the working capital escrow was released from restriction, resulting in a refund from seller of $294 thousand and a corresponding decrease to our purchase price and associated goodwill balance. Fusion contributed net sales of $53.4 million and pretax loss of $1.5 million since acquisition for the period ended December 31, 2020 which have been included in the Consolidated Financial Statements within our Beauty + Home segment. Included in pretax loss is $6.9 million of fair value adjustment amortization for inventory sold during 2020 and contingent consideration liability adjustments.
On October 31, 2019, we completed our acquisition (the “Noble Acquisition”) of 100% of the equity interests of Noble International Holdings, Inc., Genia Medical, Inc. and JBCB Holdings, LLC (collectively referred to as “Noble”). Noble, based in Orlando, FL, is a leading provider in developing patient-centric advanced drug delivery system training devices including autoinjector, prefilled syringe, onbody and respiratory devices for the world’s leading biopharmaceutical companies and original equipment manufacturers. The purchase price was approximately $62.3 million (net of $1.6 million of cash acquired) and was funded by cash on hand. As part of the Noble Acquisition, we are also obligated to pay to the selling equityholders of Noble certain contingent consideration based on 2024 cumulative financial performance metrics defined in the purchase agreement. Based on projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $2.9 million utilizing the Black-Scholes valuation model. As of December 31, 2020, we have estimated the aggregate fair value for this contingent consideration arrangement to be $4.2 million. As of December 31, 2019, $5 million was held in restricted cash pending the finalization of a working capital adjustment and indemnity escrow. During the first quarter of 2020, $1.0 million related to the working capital escrow was released from restriction, resulting in an additional $463 thousand payment due to the seller and a corresponding increase to our purchase price and associated goodwill balance. The results of Noble’s operations have been included in the Consolidated Financial Statements within our Pharma segment since the date of acquisition.
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
For the year ended December 31, 2020, we recognized $4.6 million in transaction costs related to the Fusion Acquisition. For the year ended December 31, 2019, we recognized $3.4 million in transaction costs related to the acquisitions of Noble, Nanopharm and Gateway. These costs are reflected in the selling, research & development and administration section of the Consolidated Statements of Income and within acquisition-related costs as disclosed in Note 18 – Segment Information.

74/ATR	2020 Form 10-K

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.

	2020	2019
Assets
Cash and equivalents	$1,010	$3,427
Accounts receivable	4,380	3,504
Inventories	386	—
Prepaid and other	1,090	2,478
Property, plant and equipment	2,885	4,267
Goodwill	103,130	59,143
Intangible assets	79,900	52,980
Operating lease right-of-use assets	4,744	—
Other miscellaneous assets	65	430
Liabilities
Accounts payable, accrued and other liabilities	5,641	5,388
Deferred income taxes	—	2,592
Operating lease liabilities	4,207	—
Deferred and other non-current liabilities	322	1,598
Net assets acquired	$187,420	$116,651
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	2020		2019
	Weighted-Average Useful Life (in years)	Estimated Fair Value of Asset	Weighted-Average Useful Life (in years)	Estimated Fair Value of Asset
Acquired technology	4	$4,600	8	$9,160
Customer relationships	13	62,300	11	39,379
Trademarks and trade names	4	10,300	4	2,457
License agreements and other	0.25	2,700	1	1,984
Total		$79,900		$52,980
Goodwill in the amount of $103.1 million and $59.1 million was recorded related to the 2020 and 2019 acquisitions, respectively. For 2020, $103.1 million is included in the Beauty + Home segment and, for 2019, $59.1 million is included in the Pharma segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill largely consists of unique relationships, brand equity and proprietary technology that has been established creating niches such as turnkey solutions for the beauty market related to the Fusion Acquisition, analytical services for drug developers related to the Nanopharm Acquisition and Gateway Acquisition and patient onboarding related to the Noble Acquisition, as well as the abilities of the acquired companies to maintain their competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. For 2020 acquisitions, goodwill of $80.6 million will be deductible for tax purposes. For 2019 acquisitions, goodwill of $32.8 million will be deductible for tax purposes.
The unaudited pro forma results presented below include the effects of the Fusion Acquisition as if it had occurred as of January 1, 2019. The unaudited pro forma results reflect certain adjustments to the acquisition, such as intangible asset amortization, fair value adjustments for inventory, and financing costs related to the change in our debt structure. The pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

Years Ended December 31,	2020	2019
Net Sales	$2,937,303	$2,937,218
Net Income Attributable to AptarGroup Inc.	215,619	247,263
Net Income per common share — basic	3.35	3.89
Net Income per common share — diluted	3.23	3.74

75/ATR	2020 Form 10-K

Asset Acquisition
On October 16, 2020, we completed our acquisition of the assets of Cohero Health, Inc. ("Cohero Health") for $2.4 million. The net assets acquired and the results of Cohero Health's operations have been included in the Consolidated Financial Statements within our Pharma segment since the date of acquisition. Based in New York, Cohero Health develops innovative digital tools and technologies to improve respiratory care, reduce avoidable costs and optimize medication utilization.
On August 2, 2019, we completed our asset acquisition (the “Bapco Acquisition”) of the remaining 80% ownership interest in the capital stock of Bapco Closures Holdings Limited (“Bapco”), for $3.8 million (net of $2.9 million of cash acquired). The 20% ownership investment previously held in Bapco is now included within the intangible assets acquired. Bapco provides innovative closures sealing technology that provides package integrity and tamper evidence. The results of Bapco’s operations have been included in the Consolidated Financial Statements within our Food + Beverage segment since the date of acquisition.
NOTE 20 INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	December 31, 2020	December 31, 2019
Equity Method Investments
BTY	$33,020	$119
Sonmol	5,598	—
Kali Care	535	3,881
Desotec GmbH	964	858

Other Investments
PureCycle	5,397	1,000
Loop	2,894	2,538
Others	1,679	—
	$50,087	$8,396
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
Kali Care
During 2017, we invested $5 million to acquire 20% of the equity interests in Kali Care, a technology company that provides digital monitoring systems for medical devices. Since our investment, we have recognized approximately $1.5 million of our cumulative pro-rata share of operating losses. During the fourth quarter of 2020, we recognized an other than temporary impairment of $3.0 million ($2.3 million after-tax) on our underlying assets in this investment as a result of a reassessment of the future value of the business and continued reduction in operating cash flows.
Desotec GmbH
During 2009, we invested €574 thousand to acquire 23% of the equity interests in Desotec GmbH, a leading manufacturer of special assembly machines for bulk processing for the pharmaceutical, beauty and home and food and beverages markets.

76/ATR	2020 Form 10-K

Other Investments
During August 2019, we invested an aggregate amount of $3.5 million in two preferred equity investments in sustainability companies Loop and PureCycle Technologies (“PureCycle”) that are accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During 2020, we invested an additional $1.4 million in these two equity investments and also received $333 thousand of equity in PureCycle in exchange for our resource dedication for technological partnership and support.
In November 2020, we increased the value of the PureCycle investment by $3.1 million based on observable price changes and recorded the gain in miscellaneous income in the Consolidated Statements of Income. There were no indications of impairment noted in the year ended December 31, 2020 related to these investments.
NOTE 21 RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions have also been addressed. During 2020, we recognized $26.5 million of restructuring costs related to this plan, of which $2.5 million was related to asset impairment. During 2019 and 2018, we recognized approximately $20.5 million and $63.8 million of restructuring costs related to this plan, respectively. Using current exchange rates, we expect total implementation costs of approximately $125 million for these initiatives, including costs that have been recognized to date. The cumulative expense incurred as of December 31, 2020 was $113.0 million. We have also made total capital investments of approximately $50 million related to this plan, with no further significant capital investments expected.
As of December 31, 2020 we have recorded the following activity associated with the transformation plan:

	Beginning Reserve at 12/31/2019	Net Charges for the Year Ended 12/31/2020	Cash Paid	Interest and FX Impact	Ending Reserve at 12/31/2020
Employee severance	$7,090	$16,162	$(14,731)	$(565)	$7,956
Professional fees and other costs	3,609	7,854	(9,502)	572	2,533
Totals	$10,699	$24,016	$(24,233)	$7	$10,489

77/ATR	2020 Form 10-K

NOTE 22 QUARTERLY DATA (UNAUDITED)
Quarterly results of operations and per share information for the years ended December 31, 2020 and 2019 are as follows:

	Quarter				Total for Year
	First	Second	Third	Fourth
Year Ended December 31, 2020
Net sales	$721,553	$699,305	$759,153	$749,329	$2,929,340
Gross profit (1)	227,505	213,494	233,988	231,019	906,006
Net Income	55,250	41,860	63,735	53,245	214,090
Net Income Attributable to AptarGroup, Inc.	55,253	41,839	63,716	53,232	214,040
Per Common Share — 2020:
Net Income Attributable to AptarGroup, Inc.
Basic	$0.86	$0.65	$0.99	$0.82	$3.32
Diluted	0.84	0.63	0.95	0.79	3.21
Average number of shares outstanding:
Basic	64,009	64,262	64,562	64,833	64,418
Diluted	66,111	66,384	66,922	67,265	66,657
Year Ended December 31, 2019
Net sales	$744,460	$742,661	$701,278	$671,333	$2,859,732
Gross profit (1)	233,841	231,739	215,222	193,588	874,390
Net Income	62,999	73,921	56,769	48,538	242,227
Net Income Attributable to AptarGroup, Inc.	63,004	73,915	56,750	48,533	242,202
Per Common Share — 2019:
Net Income Attributable to AptarGroup, Inc.
Basic	$1.00	$1.16	$0.89	$0.76	$3.81
Diluted	0.96	1.12	0.85	0.73	3.66
Average number of shares outstanding:
Basic	62,964	63,471	64,010	63,835	63,574
Diluted	65,349	66,232	66,702	66,192	66,150

(1)Gross profit is defined as net sales less cost of sales and depreciation.

78/ATR	2020 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AptarGroup, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AptarGroup, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Fusion Packaging, Inc. from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Fusion Packaging, Inc. from our audit of internal control over financial reporting. Fusion Packaging, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

79/ATR	2020 Form 10-K

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

Goodwill Impairment Assessment - Beauty + Home and Active Packaging Reporting Units

As described in Note 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $899 million as of December 31, 2020. As disclosed by management, the goodwill associated with the Beauty + Home and Active Packaging reporting units was $333 million and $169 million, respectively, as of December 31, 2020. During the fourth quarter of 2020, management performed its annual impairment assessment using a discounted cash flow analysis of its reporting units. Management calculated the fair values of its reporting units and compared them with the associated carrying amounts as of October 1, 2020. Management’s determination of the fair values of the Company’s reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to projected revenue growth rates, terminal growth factors, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Beauty + Home and Active Packaging reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, terminal growth factors, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Beauty + Home and Active Packaging reporting units. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of the Beauty + Home and Active Packaging reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, terminal growth factors, and discount rates. Evaluating management’s assumption related to projected revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the terminal growth factors and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 19, 2021

We have served as the Company’s auditor since 1992.

80/ATR	2020 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. On April 1, 2020, we completed our acquisition of Fusion Packaging, Inc., as discussed in Item 8, Note 19 - Acquisitions to the Consolidated Financial Statements. Management excluded Fusion Packaging, Inc. from its assessment of our internal control over financial reporting as they were acquired during the fiscal year. Fusion Packaging, Inc.'s total assets and total revenues represent less than 1% and 2%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2020. Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 79.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended December 31, 2020, the Company implemented an enterprise resource planning (“ERP”) system at one operating facility. Consequently, the control environment has been modified at this location to incorporate the controls contained within the new ERP system. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we excluded Fusion Packaging, Inc. from our evaluation of internal control over financial reporting as of December 31, 2020 because this acquisition was completed during the fiscal year.
Amid the COVID-19 pandemic, we have implemented remote work arrangements and restricted non-essential business travel. These arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors may be found under the caption “Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2021 (the “2021 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Information About Our Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance—Audit Committee” in the 2021 Proxy Statement and is incorporated herein by reference.

81/ATR	2020 Form 10-K

Information with respect to our Code of Business Conduct and Ethics may be found under the caption “Corporate Governance—Code of Business Conduct and Ethics” in the 2021 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investors page of our website (www.aptar.com).
The information set forth under the heading “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Management Development and Compensation Committee Report” in the 2021 Proxy Statement is incorporated herein by reference. The information included under the heading “Management Development and Compensation Committee Report” in the 2021 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2021 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance—Independence of Directors” in the 2021 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2021” in the 2021 Proxy Statement. Such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(b)Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index on pages 83-86 of this report.
ITEM 16. FORM 10-K SUMMARY
None.

82/ATR	2020 Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description
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

3(ii)	Amended and Restated By-Laws of AptarGroup, Inc., filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, is hereby incorporated by reference.
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

4.4
Form of AptarGroup, Inc. 3.25% Series 2008-C-1 Senior Notes Due September 5, 2022, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on September 5, 2012, is hereby incorporated by reference.

4.5
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

4.7
Form of AptarGroup, Inc. 3.49% Series 2014-A-1 Senior Notes due December 16, 2023 (included as a part of Exhibit 4.8), filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.8
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

4.13
Form of AptarGroup, Inc. 0.98% Series D Senior Notes due July 19, 2023 (included as a part of Exhibit 4.14), filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

4.14
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

4.16
First Amendment to 2014 Note Purchase Agreement, dated as of July 19, 2017, among the Company and each of the noteholders listed on the signature pages thereto, filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

4.17*	Description of the Company’s Securities.
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000, is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**

83/ATR	2020 Form 10-K

Exhibit Number	Description
10.4
AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.5
AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.6
AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.7
AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.8
Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, is hereby incorporated by reference.**

10.9
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, is hereby incorporated by reference.**

10.10
Supplementary Pension Plan—France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.**

10.11
AptarGroup, Inc. Supplemental Retirement Plan (amended and restated effective January 1, 2009), filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated by reference.**

10.12
Employment Agreement, dated November 21, 2016, between AptarGroup, Inc. and Stephan B. Tanda, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 22, 2016, is hereby incorporated by reference.**

10.13
Employment Agreement effective January 1, 2012 of Robert W. Kuhn, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, is hereby incorporated by reference.**

10.14
Employment Agreement dated March 30, 2011 and amended February 10, 2016 of Gael Touya, filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, is hereby incorporated by reference.**

10.15
Amendment No. 2 to the Employment Agreement dated March 30, 2011 and amended February 10, 2016 of Gael Touya, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2020, is hereby incorporated by reference.**

10.16*	Employment Agreement effective December 1, 2019 of Marc Prieur.**
10.17	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.18	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.19
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

10.21
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

10.24	AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 10, 2011, is hereby incorporated by reference.**
10.25	AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 12, 2014, is hereby incorporated by reference.**
10.26	Amendment to Stock Option Award Agreements, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, is hereby incorporated by reference.**
10.27	AptarGroup Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 13, 2013, is hereby incorporated by reference.**
10.28
AptarGroup, Inc. 2014 Long-Term Incentive Program (as Amended and Restated) under the AptarGroup, Inc. Performance Incentive Plan, filed as Exhibit 10.28 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, is hereby incorporated by reference.**

84/ATR	2020 Form 10-K

Exhibit Number	Description
10.29
AptarGroup, Inc. 2014 Long-Term Incentive Program (as Amended and Restated) under the AptarGroup, Inc. Performance Incentive Plan filed as Exhibit 10.31 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, is hereby incorporated by reference.**

10.30	AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-8, filed on May 6, 2015, is hereby incorporated by reference.**
10.31
Form of AptarGroup, Inc. 2015 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, is hereby incorporated by reference.**

10.32	AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 9, 2016, is hereby incorporated by reference.**
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

10.36
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

10.37*
Amendment No. 1, dated as of January 22, 2021, to Credit Agreement, dated as of July 20, 2017, among AptarGroup, Inc., AptarGroup UK Holdings Limited, Wells Fargo Bank, National Association, as administrative agent, and each of the Lenders signatory thereto.

10.38	AptarGroup 2018 Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 8, 2018, is hereby incorporated by reference.**
10.39
AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form), filed as Exhibit 10.43 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, is hereby incorporated by reference.**

10.40
AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form), filed as Exhibit 10.44 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, is hereby incorporated by reference.**

10.41
AptarGroup, Inc. 2018 Equity Incentive Plan (as amended and restated effective May 6, 2020), filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 7, 2020 , is hereby incorporated by reference.**

10.42
2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (Service-Based Vesting Form), filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.**

10.43
2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Form), filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.**

10.44
2018 Equity Incentive Plan Restricted Stock Unit Award Agreement for Directors, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.**

10.45
Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.46
Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.47
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.48
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.49
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Chinese employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

85/ATR	2020 Form 10-K

Exhibit Number	Description
10.50
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.51
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.52
AptarGroup, Inc. Employment Agreement of Xiangwei Gong as of May 30, 2018, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.53
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.54
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.55
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.56
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.57*	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan.**
10.58
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

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
101*
The following financial information from AptarGroup, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 and (vii) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed or furnished herewith.
**Management contract or compensatory plan or arrangement.
†    Omitted schedules will be furnished supplementally to the SEC upon request.

86/ATR	2020 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.

(Registrant)

Date: February 19, 2021	By	/s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEORGE L. FOTIADES	Chairman of the Board and Director	February 19, 2021
George L. Fotiades

/s/ STEPHAN B. TANDA	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Stephan B. Tanda

/s/ ROBERT W. KUHN	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 19, 2021
Robert W. Kuhn

/s/ MARITZA GOMEZ MONTIEL	Director	February 19, 2021
Maritza Gomez Montiel

/s/ GIOVANNA KAMPOURI-MONNAS	Director	February 19, 2021
Giovanna Kampouri-Monnas

/s/ ANDREAS KRAMVIS	Director	February 19, 2021
Andreas Kramvis

/s/ B. CRAIG OWENS	Director	February 19, 2021
B. Craig Owens

/s/ ISABEL MAREY-SEMPER	Director	February 19, 2021
Isabel Marey-Semper

/s/ DR. JOANNE C. SMITH	Director	February 19, 2021
Dr. Joanne C. Smith

/s/ JESSE WU	Director	February 19, 2021
Jesse Wu

/s/ RALF WUNDERLICH	Director	February 19, 2021
Ralf Wunderlich

87/ATR	2020 Form 10-K

AptarGroup, Inc
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2020, 2019 and 2018

Dollars in thousands
	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserve (a)	Balance at End of Period
2020
CECL	$3,626	$865	$1,647	$(220)	$5,918
Deferred tax valuation allowance	23,320	3,085	700	(4,000)	23,105

2019
Allowance for doubtful accounts	$3,541	$782	$—	$(697)	$3,626
Deferred tax valuation allowance	11,189	12,058	1,508	(1,435)	23,320

2018
Allowance for doubtful accounts	$3,161	$923	$—	$(543)	$3,541
Deferred tax valuation allowance	5,414	4,230	2,604	(1,059)	11,189

(a)Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.

88/ATR	2020 Form 10-K