Form 10-Q
period 2021-03-31
APTARGROUP INC
filed 2021-04-30
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of April 23, 2021, was 65,714,946 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended March 31, 2021

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2021	2020

Net Sales	$776,754	$721,553
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	488,705	451,256
Selling, research & development and administrative	134,348	126,192
Depreciation and amortization	57,438	50,806
Restructuring initiatives	3,672	4,839
Total Operating Expenses	684,163	633,093
Operating Income	92,591	88,460

Other Income (Expense):
Interest expense	(7,415)	(8,388)
Interest income	381	175
Net investment gain	16,809	—
Equity in results of affiliates	(515)	(799)
Miscellaneous, net	(963)	(1,412)
Total Other Income (Expense)	8,297	(10,424)

Income before Income Taxes	100,888	78,036

Provision for Income Taxes	16,949	22,786

Net Income	$83,939	$55,250

Net Loss Attributable to Noncontrolling Interests	$13	$3

Net Income Attributable to AptarGroup, Inc.	$83,952	$55,253

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.29	$0.86
Diluted	$1.24	$0.84

Average Number of Shares Outstanding:
Basic	65,229	64,009
Diluted	67,648	66,111

Dividends per Common Share	$0.36	$0.36

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

Three Months Ended March 31,	2021	2020

Net Income	$83,939	$55,250
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(48,482)	(42,229)
Changes in derivative gains, net of tax	520	1,483
Defined benefit pension plan, net of tax
Actuarial gain, net of tax	319	—
Amortization of prior service cost included in net income, net of tax	33	71
Amortization of net loss included in net income, net of tax	2,354	1,565
Total defined benefit pension plan, net of tax	2,706	1,636
Total other comprehensive loss	(45,256)	(39,110)
Comprehensive Income	38,683	16,140
Comprehensive Loss Attributable to Noncontrolling Interests	13	3
Comprehensive Income Attributable to AptarGroup, Inc.	$38,696	$16,143
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	March 31, 2021	December 31, 2020
Assets
Cash and equivalents	$254,852	$300,137
Short-term investments	—	243
Total Cash and equivalents and Short-term investments	254,852	300,380
Accounts and notes receivable, less current expected credit loss ("CECL") of $6,151 in 2021 and $5,918 in 2020	621,093	566,623
Inventories	394,179	379,379
Prepaid and other	136,854	122,613
Total Current Assets	1,406,978	1,368,995
Land	28,773	28,334
Buildings and improvements	577,724	579,616
Machinery and equipment	2,777,028	2,808,623
Property, Plant and Equipment, Gross	3,383,525	3,416,573
Less: Accumulated depreciation	(2,200,492)	(2,217,825)
Property, Plant and Equipment, Net	1,183,033	1,198,748
Investments in equity securities	66,102	50,087
Goodwill	883,543	898,521
Intangible assets, net	331,032	344,309
Operating lease right-of-use assets	64,118	69,845
Miscellaneous	57,833	59,548
Total Other Assets	1,402,628	1,422,310
Total Assets	$3,992,639	$3,990,053
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	March 31, 2021	December 31, 2020
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$1,036	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,776	65,666
Accounts payable, accrued and other liabilities	690,117	662,463
Total Current Liabilities	755,929	780,329
Long-Term Obligations, net of unamortized debt issuance costs	1,037,983	1,054,998
Deferred income taxes	32,790	37,242
Retirement and deferred compensation plans	146,568	145,959
Operating lease liabilities	47,530	52,212
Deferred and other non-current liabilities	71,044	68,528
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	297,932	303,941
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.0 and 69.5 million shares issued as of March 31, 2021 and December 31, 2020, respectively	700	695
Capital in excess of par value	874,623	849,161
Retained earnings	1,704,336	1,643,825
Accumulated other comprehensive loss	(326,965)	(281,709)
Less: Treasury stock at cost, 4.4 and 4.5 million shares as of March 31, 2021 and December 31, 2020, respectively	(352,282)	(361,583)
Total AptarGroup, Inc. Stockholders’ Equity	1,900,412	1,850,389
Noncontrolling interests in subsidiaries	383	396
Total Stockholders’ Equity	1,900,795	1,850,785
Total Liabilities and Stockholders’ Equity	$3,992,639	$3,990,053
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
March 31, 2021 and 2020	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income (loss)	55,253	—	—	—	—	(3)	55,250
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	(42,229)	—	—	—	—	(42,229)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,636	—	—	—	—	1,636
Changes in derivative gains (losses), net of tax	—	1,483	—	—	—	—	1,483
Stock awards and option exercises	—	—	3	8,665	14,971	—	23,639
Cash dividends declared on common stock	(23,031)	—	—	—	—	—	(23,031)
Balance - March 31, 2020	$1,554,665	$(381,058)	$689	$(372,573)	$785,567	$333	$1,587,623

Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income (loss)	83,952	—	—	—	—	(13)	83,939
Foreign currency translation adjustments	—	(48,482)	—	—	—	—	(48,482)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,706	—	—	—	—	2,706
Changes in derivative gains (losses), net of tax	—	520	—	—	—	—	520
Stock awards and option exercises	—	—	5	9,301	25,462	—	34,768
Cash dividends declared on common stock	(23,441)	—	—	—	—	—	(23,441)
Balance - March 31, 2021	$1,704,336	$(326,965)	$700	$(352,282)	$874,623	$383	$1,900,795
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2021	2020

Cash Flows from Operating Activities:
Net income	$83,939	$55,250
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	47,627	42,792
Amortization	9,811	8,014
Stock-based compensation	11,489	9,141
Provision for CECL	342	1,251
Loss on disposition of fixed assets	91	54
Gain on remeasurement of equity securities	(16,809)	—
Deferred income taxes	(3,580)	6
Defined benefit plan expense	7,475	5,775
Equity in results of affiliates	515	799
Change in fair value of contingent consideration	975	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(70,194)	(64,764)
Inventories	(26,428)	(8,615)
Prepaid and other current assets	(16,995)	(11,787)
Accounts payable, accrued and other liabilities	49,764	51,523
Income taxes payable	(3,121)	(5,278)
Retirement and deferred compensation plan liabilities	(5,156)	(1,312)
Other changes, net	2,440	2,184
Net Cash Provided by Operations	72,185	85,033
Cash Flows from Investing Activities:
Capital expenditures	(63,884)	(61,625)
Proceeds from sale of property, plant and equipment	318	166
Maturity of short-term investment	243	—
Acquisition of business, net of cash acquired and release of escrow	—	(1,463)
Acquisition of intangible assets, net	—	(3,955)
Investment in equity securities	—	(20,423)
Notes receivable, net	(593)	(785)
Net Cash Used by Investing Activities	(63,916)	(88,085)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	4,019	8,148
Repayments of notes payable and overdrafts	(3,180)	(2,030)
Repayments and proceeds of short term revolving credit facility, net	(52,000)	175,000
Proceeds from long-term obligations	2,053	—
Repayments of long-term obligations	(4,337)	(2,386)
Dividends paid	(23,441)	(23,031)
Proceeds from stock option exercises	31,871	18,602
Net Cash (Used) Provided by Financing Activities	(45,015)	174,303
Effect of Exchange Rate Changes on Cash	(8,539)	(3,381)
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(45,285)	167,870
Cash and Equivalents and Restricted Cash at Beginning of Period	304,970	246,973
Cash and Equivalents and Restricted Cash at End of Period	$259,685	$414,843

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Fusion Acquisition and the Noble Acquisition.

Three Months Ended March 31,	2021	2020

Cash and equivalents	$254,852	$410,840
Restricted cash included in prepaid and other	4,833	4,003
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$259,685	$414,843
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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 but does not include all disclosures required by U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
There are many uncertainties regarding the current COVID-19 pandemic, including the availability, adoption, and effectiveness of a vaccine, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. The pandemic has impacted certain markets within our business, our operations and our financial results during the three months ended March 31, 2021. No impairments were recorded as of March 31, 2021 related to the COVID-19 pandemic. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Due to significant uncertainty surrounding the situation, future results could change and therefore our results could be materially impacted.
ADOPTION OF RECENT ACCOUNTING STANDARDS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
Effective January 1, 2021, we adopted ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations, and no material impacts were noted.
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

In August 2018, the FASB issued ASU 2018-14, which amends disclosure requirements for defined benefit pension and other postretirement plans. The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. We adopted the standard during the fourth quarter of 2020 and appropriate disclosures are included in the notes to the financial statements to the extent applicable. The provisions of the new standard do not have any effect on our financial statements.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. At March 31, 2021, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and the global cash management goals of the Company.
We provide a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.
We are subject to the examination of our returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We believe that an adequate provision for any adjustments that may result from tax examinations exists. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner inconsistent with our expectations, we could be required to adjust its provision for income taxes in the period such resolution occurs. The resolution of each of these audits is not expected to be material to our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUE
Revenue by segment and geography for the three months ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended March 31, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$207,947	$89,295	$5,370	$11,220	$313,832
Beauty + Home	189,240	98,807	34,342	24,557	346,946
Food + Beverage	28,502	67,063	9,253	11,158	115,976
Total	$425,689	$255,165	$48,965	$46,935	$776,754

	For the Three Months Ended March 31, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$190,130	$90,965	$6,579	$9,522	$297,196
Beauty + Home	186,950	81,845	36,181	19,584	324,560
Food + Beverage	28,769	57,590	8,034	5,404	99,797
Total	$405,849	$230,400	$50,794	$34,510	$721,553
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2020	Balance as of March 31, 2021	Increase/ (Decrease)
Contract asset (current)	$16,109	$15,490	$(619)
Contract asset (long-term)	$—	$—	$—
Contract liability (current)	$87,188	$102,721	$15,533
Contract liability (long-term)	$21,584	$25,747	$4,163
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $18.7 million, including $13.0 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts Payable, Accrued and Other Liabilities and Deferred and Other Non-current Liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
Product Sales
We primarily manufacture and sell drug delivery, dispensing, sealing and active material science solutions. The amount of consideration is typically fixed for such customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. At December 31, 2020, $536 thousand of unearned revenue associated with outstanding contracts was reported in Accounts Payable, Accrued and Other Liabilities. At March 31, 2021, the unearned amount was $523 thousand. We expect to recognize approximately $98 thousand of the unearned amount during the remainder of 2021, $142 thousand in 2022, and $283 thousand thereafter.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	March 31, 2021	December 31, 2020
Raw materials	$115,645	$116,029
Work in process	124,097	115,870
Finished goods	154,437	147,480
Total	$394,179	$379,379

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reporting segment since December 31, 2020 are as follows:

	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Total
Goodwill	$436,731	$333,111	$128,679	$1,615	$900,136
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2020	$436,731	$333,111	$128,679	$—	$898,521
Foreign currency exchange effects	(10,456)	(4,266)	(256)	—	(14,978)
Goodwill	$426,275	$328,845	$128,423	$1,615	$885,158
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of March 31, 2021	$426,275	$328,845	$128,423	$—	$883,543
The table below shows a summary of intangible assets as of March 31, 2021 and December 31, 2020.

		March 31, 2021			December 31, 2020
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	13.8	$2,810	$(1,440)	$1,370	$2,861	$(1,477)	$1,384
Acquired technology	12.2	109,508	(38,415)	71,093	111,854	(36,943)	74,911
Customer relationships	13.5	283,761	(61,214)	222,547	286,644	(56,714)	229,930
Trademarks and trade names	6.8	45,444	(18,615)	26,829	46,174	(17,437)	28,737
License agreements and other	36.7	18,981	(9,788)	9,193	19,208	(9,861)	9,347
Total intangible assets	13.3	$460,504	$(129,472)	$331,032	$466,741	$(122,432)	$344,309
Aggregate amortization expense for the intangible assets above for the three months ended March 31, 2021 and 2020 was $9,811 and $8,014, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2021	$27,995	(remaining estimated amortization for 2021)
2022	38,815
2023	38,545
2024	35,406
2025 and thereafter	190,271
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2021.

NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended March 31, 2021 and 2020, respectively, was 16.8% and 29.2%. The reported effective tax rate for the three months ended March 31, 2021 reflects additional tax benefits from employee stock-based compensation of $5.1 million and a $2.9 million benefit from changes in U.S. state tax laws during the quarter. A lower tax rate in France for 2021 and a more favorable mix of earnings also contributed to the lower tax rate in the current quarter.

NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At March 31, 2021 and December 31, 2020, our notes payable, revolving credit facility and overdrafts, consisted of the following:

	March 31, 2021	December 31, 2020
Notes payable 0.0%	$—	$200
Revolving credit facility 0.00%	—	52,000
Overdrafts 8.10%	1,036	—
	$1,036	$52,200
We maintain a multi-currency revolving credit facility with two tranches that matures in July 2022 which provides for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. No balance was utilized under our U.S. facility or our euro-based revolving credit facility as of March 31, 2021. We utilized $52.0 million under our U.S. facility and no balance was utilized on our euro-based revolving credit facility as of December 31, 2020.
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
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2021 or December 31, 2020.
Long-Term Obligations
At March 31, 2021 and December 31, 2020, our long-term obligations consisted of the following:

	March 31, 2021	December 31, 2020
Notes payable 0.00% – 10.90%, due in monthly and annual installments through 2028	$12,108	$14,002
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured debts 1.5% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	112,000	112,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 1.0%, due in 2023	117,260	122,100
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	234,520	244,200
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Finance Lease Liabilities	28,389	30,025
Unamortized debt issuance costs	(1,518)	(1,663)
	$1,102,759	$1,120,664
Current maturities of long-term obligations	(64,776)	(65,666)
Total long-term obligations	$1,037,983	$1,054,998

The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are:

Year One	$60,808
Year Two	134,839
Year Three	344,773
Year Four	285,040
Year Five	250,259
Thereafter	169
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.55 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.69 to 1.00
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
Amortization expense related to finance leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and selling, research & development and administrative expenses (“SG&A”).
The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31,	2021	2020
Operating lease cost	$5,789	$5,254

Finance lease cost:
Amortization of right-of-use assets	$976	$1,199
Interest on lease liabilities	$312	$348
Total finance lease cost	$1,288	$1,547

Short-term lease and variable lease costs	$3,128	$2,448
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,755	$5,328
Operating cash flows from finance leases	349	369
Financing cash flows from finance leases	1,198	1,657

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,496	$5,233
Finance leases	47	220

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS
Effective January 1, 2021, our domestic noncontributory retirement plans were amended to provide that no individual who became an employee after December 31, 2020 could become a participant and that no employee whose employment terminated and who was rehired after December 31, 2020 may accrue benefits under the plan with respect to the period of employment which begins on the date that reemployment commences. These employees will instead be eligible for additional contribution to their defined contribution 401(k) employee savings plan. All domestic employees with hire/rehire dates prior to January 1, 2021 will still be eligible for the domestic pension plans and will still continue to accrue plan benefits after this date.

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2021	2020	2021	2020
Service cost	$4,227	$3,577	$2,078	$1,768
Interest cost	1,611	1,987	218	340
Expected return on plan assets	(3,073)	(3,422)	(723)	(634)
Amortization of net loss	2,503	1,548	589	514
Amortization of prior service cost	—	—	45	97
Net periodic benefit cost	$5,268	$3,690	$2,207	$2,085
The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
EMPLOYER CONTRIBUTIONS
We currently have no minimum funding requirements for our domestic and foreign plans. There were no payments to our ongoing domestic supplemental executive retirement plan (SERP) annuity contracts during the three months ended March 31, 2021 and we do not expect additional significant payments during 2021. We have contributed approximately $1.0 million to our foreign defined benefit plans during the three months ended March 31, 2021 and do not expect additional significant contributions during 2021.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive (loss) income before reclassifications	(42,229)	—	5,026	(37,203)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,636	(3,543)	(1,907)
Net current-period other comprehensive (loss) income	(42,229)	1,636	1,483	(39,110)
Balance - March 31, 2020	$(299,353)	$(81,511)	$(194)	$(381,058)

Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive income (loss) before reclassifications	(48,482)	319	5,061	(43,102)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,387	(4,541)	(2,154)
Net current-period other comprehensive (loss) income	(48,482)	2,706	520	(45,256)
Balance - March 31, 2021	$(226,507)	$(99,616)	$(842)	$(326,965)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended March 31,	2021	2020

Defined Benefit Pension Plans
Amortization of net loss	$3,092	$2,062	(1)
Amortization of prior service cost	45	97	(1)
	3,137	2,159	Total before tax
	(750)	(523)	Tax impact
	$2,387	$1,636	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(12)	$(763)	Interest Expense
Changes in cross currency swap: foreign exchange component	(4,529)	(2,780)	Miscellaneous, net
	$(4,541)	$(3,543)	Net of tax
Total reclassifications for the period	$(2,154)	$(1,907)
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
During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under a new credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $0.8 million of loss is included in accumulated other comprehensive loss at March 31, 2021. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at March 31, 2021 is a loss of $0.5 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of March 31, 2021, the fair values of the cross currency swap were a $3.0 million liability. The swap contract expires on July 20, 2022.

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
Other
As of March 31, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in prepaid and other and $0.5 million in accounts payable, accrued and other liabilities on the balance sheet. All forward exchange contracts outstanding as of March 31, 2021 had an aggregate notional contract amount of $52.0 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020

		March 31, 2021		December 31, 2020
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$166	$—	$322
		$—	$166	$—	$322

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$504	$—	$146
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	3,027	—	8,309	—
		$3,027	$504	$8,309	$146
__________________________
(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2021 and 2020

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2021	2020		2021	2020
Cross currency swap contract:
Interest component	$532	$2,246	Interest expense	$12	$763	$(7,415)
Foreign exchange component	4,529	2,780	Miscellaneous, net	4,529	2,780	(963)
	$5,061	$5,026		$4,541	$3,543

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2021 and 2020

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2021	2020
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(513)	$1,747
		$(513)	$1,747

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
March 31, 2021
Derivative Assets	$166	—	$166	—	—	$166
Total Assets	$166	—	$166	—	—	$166

Derivative Liabilities	$3,531	—	$3,531	—	—	$3,531
Total Liabilities	$3,531	—	$3,531	—	—	$3,531

December 31, 2020
Derivative Assets	$322	—	$322	—	—	$322
Total Assets	$322	—	$322	—	—	$322

Derivative Liabilities	$8,455	—	$8,455	—	—	$8,455
Total Liabilities	$8,455	—	$8,455	—	—	$8,455

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$22,206	$22,206	$—	$—
Foreign exchange contracts (2)	166	—	166	—
Total assets at fair value	$22,372	$22,206	$166	$—
Liabilities
Foreign exchange contracts (2)	$504	$—	$504	$—
Cross currency swap contract (2)	3,027	—	3,027	—
Contingent consideration obligation	32,115	—	—	32,115
Total liabilities at fair value	$35,646	$—	$3,531	$32,115
As of December 31, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (2)	$322	$—	$322	$—
Total assets at fair value	$322	$—	$322	$—
Liabilities
Foreign exchange contracts (2)	$146	$—	$146	$—
Cross currency swap contract (2)	8,309	—	8,309	—
Contingent consideration obligation	31,140	—	—	31,140
Total liabilities at fair value	$39,595	$—	$8,455	$31,140
________________________________________________
(1)Investment in PureCycle Technologies (PCT). See Note 17 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of March 31, 2021 and $1.1 billion as of December 31, 2020.
As discussed in Note 19 - Acquisitions of our Annual Report on Form 10-K for the year ended December 31, 2020, we have a contingent consideration obligation to the selling equity holders of:
–Fusion Packaging, Inc. ("Fusion") in connection with the acquisition of 100% of the equity interests of Fusion (the "Fusion Acquisition") based on 2022 cumulative performance targets, and
–Noble International Holdings, Inc., Genia Medical, Inc. and JBCB Holdings, LLC (collectively referred to as "Noble") in connection with the acquisition of 100% of the equity interests of Noble (the "Noble Acquisition") based on 2024 cumulative performance targets.

We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	March 31, 2021	December 31, 2020
Fusion Acquisition	$27,460	$26,910
Noble Acquisition	4,655	4,230
	$32,115	$31,140

Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2020	$31,140
Increase in fair value recorded in earnings	975
Balance, March 31, 2021	$32,115
NOTE 12 - COMMITMENTS AND CONTINGENCIES
In the normal course of business, we are subject to a number of lawsuits and claims both actual and potential in nature. While management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position, our results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur and could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows.
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2021 and December 31, 2020.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and, potentially, retrospectively. If the Supreme Court of Brazil grants full retrospective recovery, we estimate remaining potential recoveries of approximately $1.0 million to $6.8 million, including interest. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of March 31, 2021.
NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2021 and 2020, we did not repurchase any shares. As of March 31, 2021, there was $278.5 million of authorized share repurchases available to us.
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

Three Months Ended March 31,	2021	2020
Fair value per stock award	$171.63	$94.98
Grant date stock price	$141.59	$83.93
Assumptions:
Aptar's stock price expected volatility	21.40%	23.80%
Expected average volatility of peer companies	50.00%	48.50%
Correlation assumption	58.10%	63.50%
Risk-free interest rate	0.32%	0.31%
Dividend yield assumption	1.02%	1.72%
A summary of RSU activity as of March 31, 2021 and changes during the three month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	576,198	$92.47	590,064	$100.27
Granted	128,297	137.97	169,268	152.47
Vested	(118,349)	89.95	(71,994)	128.70
Forfeited	(2,785)	95.77	(31,338)	91.23
Nonvested at March 31, 2021	583,361	$106.33	656,000	$111.05
Included in the March 31, 2021 time-based RSUs are 12,379 units granted to non-employee directors.

Three Months Ended March 31,	2021	2020
Compensation expense	$11,262	$8,281
Fair value of units vested	19,116	9,303
Intrinsic value of units vested	25,699	11,475
The actual tax benefit realized for the tax deduction from RSUs was approximately $2.1 million in the three months ended March 31, 2021. As of March 31, 2021, there was $69.9 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 1.9 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.

 A summary of option activity under our stock plans during the three months ended March 31, 2021 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2021	3,998,047	$70.28	99,200	$60.80
Granted	—	—	—	—
Exercised	(507,468)	63.37	(29,500)	58.76
Forfeited or expired	(4,519)	75.27	—	—
Outstanding at March 31, 2021	3,486,060	$71.28	69,700	$61.66
Exercisable at March 31, 2021	3,486,060	$71.28	69,700	$61.66
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2021	4.7		2.5
Exercisable at March 31, 2021	4.7		2.5
Aggregate Intrinsic Value:
Outstanding at March 31, 2021	$245,389		$5,577
Exercisable at March 31, 2021	$245,389		$5,577
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2021	$37,454		$2,474
March 31, 2020	$18,202		$1,385

Three Months Ended March 31,	2021	2020
Compensation expense (included in SG&A)	$185	$743
Compensation expense (included in Cost of sales)	42	117
Compensation expense, Total	$227	$860
Compensation expense, net of tax	174	648
Grant date fair value of options vested	2,421	7,565
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $31.9 million. The actual tax benefit realized for the tax deduction from option exercises was approximately $9.1 million and $4.8 million in the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, there is no remaining valuation of stock option awards to be expensed in future periods.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$83,952	$83,952	$55,253	$55,253

Average equivalent shares
Shares of common stock	65,229	65,229	64,009	64,009
Effect of dilutive stock-based compensation
Stock options	1,869	—	1,810	—
Restricted stock	550	—	292	—
Total average equivalent shares	67,648	65,229	66,111	64,009
Net income per share	$1.24	$1.29	$0.84	$0.86
NOTE 16 – SEGMENT INFORMATION
We are organized into three reporting segments. Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, and active material science solutions markets form the Pharma segment. Operations that sell dispensing systems and sealing solutions primarily to the beauty, personal care and home care markets form the Beauty + Home segment. Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2020. We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net investment gains and losses related to observable market price changes on equity securities and other special items.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2021	2020
Total Sales:
Pharma	$315,811	$299,590
Beauty + Home	353,377	330,466
Food + Beverage	116,703	100,301
Total Sales	$785,891	$730,357
Less: Intersegment Sales:
Pharma	$1,979	$2,394
Beauty + Home	6,431	5,906
Food + Beverage	727	504
Total Intersegment Sales	$9,137	$8,804
Net Sales:
Pharma	$313,832	$297,196
Beauty + Home	346,946	324,560
Food + Beverage	115,976	99,797
Net Sales	$776,754	$721,553
Adjusted EBITDA (1):
Pharma	$108,484	$108,342
Beauty + Home	35,356	34,247
Food + Beverage	19,990	15,407
Corporate & Other, unallocated	(11,607)	(13,828)
Acquisition-related costs (2)	—	(2,274)
Restructuring Initiatives (3)	(3,672)	(4,839)
Net investment gain (4)	16,809	—
Depreciation and amortization	(57,438)	(50,806)
Interest Expense	(7,415)	(8,388)
Interest Income	381	175
Income before Income Taxes	$100,888	$78,036
________________________________________________
(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net investment gains and losses related to observable market price changes on equity securities and other special items.
(2)Acquisition-related costs include transaction costs and purchase accounting adjustments related to acquisitions and investments (see Note 17 – Acquisitions in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for further details).
(3)Restructuring Initiatives includes expense items for the three months ended March 31, 2021 and 2020 as follows (see Note 18 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2021	2020
Restructuring Initiatives by Segment
Pharma	$35	$(31)
Beauty + Home	1,096	4,907
Food + Beverage	(79)	103
Corporate & Other	2,620	(140)
Total Restructuring Initiatives	$3,672	$4,839
(4)Net investment gain represents the change in fair value of our investment in PCT (see Note 17 – Investment in Equity Securities for further details).

NOTE 17 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	March 31, 2021	December 31, 2020
Equity Method Investments:
BTY	$32,632	$33,020
Sonmol	5,400	5,598
Kali Care	456	535
Desotec GmbH	897	964

Other Investments:
PureCycle	22,206	5,397
Loop	2,894	2,894
Others	1,617	1,679
	$66,102	$50,087
Equity method investments
BTY
On January 1, 2020, we acquired 49% of the equity interests in 3 related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry.
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
Other investments
During August 2019, we invested an aggregate amount of $3.5 million in two preferred equity investments in sustainability companies Loop and PureCycle Technologies (“PureCycle”) that were accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During 2020, we invested an additional $1.4 million in these two equity investments and also received $333 thousand of equity in PureCycle in exchange for our resource dedication for technological partnership and support. In November 2020, we increased the value of the PureCycle investment by $3.1 million based on observable price changes.

In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. In March 2021, we recorded an unrealized gain on our investment in PureCycle of $16.8 million.
There were no indications of impairment noted in the three months ended March 31, 2021 related to these investments.
NOTE 18 – RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three months ended March 31, 2021 and 2020, we recognized $3.7 million and $4.8 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $125 million for these initiatives, including costs that have been recognized to date. The cumulative expense incurred as of March 31, 2021 was $116.7 million. We have also made total capital investments related to this plan of approximately $50 million, with no further significant capital investments expected.
As of March 31, 2021 we have recorded the following activity associated with the business transformation:

	Beginning Reserve at 12/31/2020	Net Charges for the Three Months Ended 3/31/2021	Cash Paid	Interest and FX Impact	Ending Reserve at 3/31/2021
Employee severance	$7,956	$(260)	$(2,425)	$(163)	$5,108
Professional fees and other costs	2,533	3,932	(3,223)	(42)	3,200
Totals	$10,489	$3,672	$(5,648)	$(205)	$8,308

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Three Months Ended March 31,	2021	2020
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	62.9	62.5
Selling, research & development and administrative	17.3	17.5
Depreciation and amortization	7.4	7.0
Restructuring initiatives	0.5	0.7
Operating income	11.9	12.3
Other income (expense)	1.1	(1.5)
Income before income taxes	13.0	10.8
Net Income	10.8	7.7
Effective tax rate	16.8%	29.2%
Adjusted EBITDA margin (1)	19.6%	20.0%
________________________________________________
(1)Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
During the first quarter of 2021, financial results and operations continued to be adversely impacted by the novel coronavirus ("COVID-19") pandemic. The significance of the impacts to our segments are discussed herein. While we have certain applications that have benefited from the pandemic such as injectables and personal care, these benefits are more than offset by the adverse impact on sales of our beauty products sold via duty free travel and retail stores and a reduction of our products used for bottled water and on-the-go beverage applications.
As each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world, our facilities remained operational during the quarter. We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives have impacted our operations. Due to the dynamic nature of the situation, we are not able at this time to estimate the impact of COVID-19 on our future financial results and operations, but the impact could be material for the remainder of fiscal year 2021 and could be material during any future periods affected either directly or indirectly by this pandemic.
NET SALES
Reported net sales for the first three months of 2021 increased 8% to $776.8 million compared to $721.6 million for the first three months of 2020. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies in which we operate, resulting in a positive currency translation impact of 5%. The acquisition of Fusion Packaging, Inc. ("Fusion") positively impacted sales by 2%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 1% in the first three months of 2021 compared to the same period in 2020 due to the positive impact of the increase in resin prices. Operationally, strong sales growth within our injectables market was offset by inventory drawdowns in our prescription and consumer healthcare markets. We also recognized strong sales growth within our food market while the beauty and beverage markets continued to be significantly impacted by the COVID-19 pandemic.

Three Months Ended March 31, 2021 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	—%	(3)%	14%	1%
Acquisitions	—%	6%	—%	2%
Currency Effects (1)	6%	4%	2%	5%
Total Reported Net Sales Growth	6%	7%	16%	8%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

Three Months Ended March 31,	2021	% of Total	2020	% of Total
Domestic	$255,165	33%	$230,400	32%
Europe	425,689	55%	405,849	56%
Latin America	48,965	6%	50,794	7%
Asia	46,935	6%	34,510	5%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales ("COS") as a percent of net sales increased slightly to 62.9% in the first three months of 2021 compared to 62.5% in the same period a year ago. This increase in COS is mainly due to the decreased sales mix and smaller percentage of our Pharma business compared to the total during the first quarter of 2021. As discussed below, within the Pharma segment we experienced declines in sales to our higher margin prescription and consumer healthcare markets which leads to an overall increase in COS as a percentage of net sales. We also experienced higher resin costs, higher freight costs and logistic delays, and temporary inefficiencies in our manufacturing process related to the COVID-19 pandemic.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses ("SG&A") increased by $8.2 million to $134.3 million in the first three months of 2021 compared to $126.2 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $2.8 million in the first three months of 2021 compared to the first three months of 2020. The increase is due to $3.4 million of incremental SG&A costs from our acquisition of Fusion completed subsequent to March 31, 2020. The remaining decrease in SG&A is related to cost saving initiatives put in place due to COVID-19, such as lower travel and entertainment spending. SG&A as a percentage of net sales decreased to 17.3% compared to 17.5% in the same period of the prior year primarily due to these cost savings measures.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $6.6 million to $57.4 million in the first three months of 2021 compared to $50.8 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.3 million in the first three months of 2021 compared to the same period a year ago. The majority of this increase is due to $2.4 million of incremental depreciation and amortization costs related to our Fusion acquisition. We have also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales increased to 7.4% in the first three months of 2021 compared to 7.0% in the same period of the prior year.
RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. Restructuring costs related to this plan for the three months ended March 31, 2021 and 2020 are as follows:

Three Months Ended March 31,	2021	2020
Restructuring Initiatives by Segment
Pharma	$35	$(31)
Beauty + Home	1,096	4,907
Food + Beverage	(79)	103
Corporate & Other	2,620	(140)
Total Restructuring Initiatives	$3,672	$4,839

We have successfully implemented the vast majority of our planned initiatives related to our transformation plan, including successfully implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. However, the COVID-19 global pandemic has caused several initiatives that were expected to be completed in 2020 to be delayed, including the planned closure of two facilities in the U.S., and resulted in a significant decline in our beauty business. While our Beauty + Home segment continues to be profitable, the disruption caused by the pandemic, including higher operating costs, have more than offset any expected growth in earnings from our transformation. Though we believe the beauty market remains a long-term attractive growth market and we remain committed to completing our remaining transformation initiatives, we expect the return to growth to be gradual and non-linear as this market is highly correlated to the return to post-pandemic normal consumer behavior, including travel, which has proven to be sporadic and uncertain. We estimate total implementation costs of approximately $125 million for these initiatives. The cumulative expense incurred to date is $116.7 million. We have also made capital investments of approximately $50 million related to this plan, with no further significant capital investments expected.
OPERATING INCOME
For the first three months of 2021, operating income increased approximately $4.1 million to $92.6 million compared to $88.5 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $2.8 million in the first three months of 2021 compared to the same period a year ago. The majority of this decrease is due to the impact of lower sales and operational inefficiencies related to the COVID-19 pandemic when comparing the current quarter results to the pre-COVID-19 results in the first quarter of 2020. We also experienced higher input costs with increased resin and transportation prices. Operating income as a percentage of net sales decreased to 11.9% in the first three months of 2021 compared to 12.3% for the same period in the prior year.
NET OTHER INCOME (EXPENSE)
Net other income (expense) improved $18.7 million to $8.3 million of income for the three months ended March 31, 2021 from $10.4 million of expense in the same period of the prior year. $16.8 million of this improvement is a gain on our investment in PureCycle Technologies (“PureCycle”). As discussed in Note 17 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are not considered relevant to understanding our reported consolidated earnings or evaluating our periodic economic performance. We believe the net investment gains and losses recorded in earnings, including the changes in market prices for equity securities, in any given period has little analytical or predictive value. We also realized $1.0 million of lower interest expense during the first quarter of 2021 as we continue to reduce outstanding debt with our strong free cash flow generation over the past year. Within miscellaneous expense, an increase in pension costs was more than offset by a net favorable impact on our hedging activities during the first quarter of 2021 compared to the prior year period.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended March 31, 2021 and 2020, respectively, was 16.8% and 29.2%. The reported effective tax rate for the three months ended March 31, 2021 reflects additional tax benefits from employee stock-based compensation of $5.1 million and a $2.9 million benefit from changes in U.S. state tax laws during the quarter. A lower tax rate in France for 2021 and a more favorable mix of earnings also contributed to the lower tax rate in the current quarter.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $84.0 million in the three months ended March 31, 2021, compared to $55.3 million for the same period in the prior year.

PHARMA SEGMENT
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables and active material science solutions markets form the Pharma segment.

Three Months Ended March 31,	2021	2020
Net Sales	$313,832	$297,196
Adjusted EBITDA (1)	108,484	108,342
Adjusted EBITDA margin (1)	34.6%	36.5%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".

Net sales for the first three months of 2021 increased by 6% to $313.8 million compared to $297.2 million in the first three months of 2020. Changes in currency rates positively impacted net sales by 6%. Therefore, core sales for the first three months of 2021 were even with the same period of the prior year. Core sales of our products to the injectables and active material science solutions markets increased 14% and 5% respectively due to strong demand for our vaccine components and active material science solutions. Core sales to the prescription drug and consumer health care markets decreased 8% and 1%, respectively as fewer non-critical doctor visits and lower incidence of cold and flu illnesses this season have resulted in certain Pharma customers drawing down inventory levels of allergy and other respiratory treatment delivery devices.

Three Months Ended March 31, 2021 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Core Sales Growth	(8)%	(1)%	14%	5%	—%
Currency Effects (1)	6%	7%	7%	3%	6%
Total Reported Net Sales Growth	(2)%	6%	21%	8%	6%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2021 increased slightly to $108.5 million compared to $108.3 million reported in the same period of the prior year. While first quarter core sales were at the same level as the first quarter of 2020, we experienced lower margins due to a shift in mix away from our more profitable prescription and consumer healthcare products. This reduction in margin was more than offset by cost savings initiatives and the translation of our foreign entity results to the U.S. dollar.
BEAUTY + HOME SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form the Beauty + Home segment.

Three Months Ended March 31,	2021	2020
Net Sales	$346,946	$324,560
Adjusted EBITDA (1)	35,356	34,247
Adjusted EBITDA margin (1)	10.2%	10.6%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".

For the first three months of 2021, net sales increased 7% to $346.9 million compared to $324.6 million in the first three months of the prior year. Changes in currency rates positively impacted net sales by 4% while our acquisition of Fusion improved sales by 6% in the first quarter of 2021. Therefore, core sales decreased by 3% in the first three months of 2021 compared to the same period in the prior year. The COVID-19 pandemic continued to negatively impact core sales to the beauty market during the first quarter of 2021 due to lower retail sales and duty free sales related to domestic and international travel reductions. Core sales of our products to the beauty market decreased 10% during the first three months of 2021 as we experienced a reduction in orders from customers providing both fragrance and skin care products as the first quarter of 2020 was only in the beginning stages of the COVID-19 pandemic. However, personal care core sales increased 2% as increased sales of our hand sanitizer and liquid soap dispensers more than compensated for softness in our deodorant, hair care and sun care applications while many consumers continue to shelter in place. Core sales to the home care markets increased 13% on strong demand for our air care, industrial and automotive products.

Three Months Ended March 31, 2021 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	2%	(10)%	13%	(3)%
Acquisitions	—%	11%	—%	6%
Currency Effects (1)	4%	5%	4%	4%
Total Reported Net Sales Growth	6%	6%	17%	7%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first three months of 2021 increased 3% to $35.4 million compared to $34.2 million reported in the same period in the prior year. This improvement is due to the incremental profit from our Fusion acquisition during the first quarter of 2021, partially offset by lower sales to the beauty market noted above along with higher resin and other input costs incurred during the first quarter of 2021. These cost increases are partially offset by operational improvements which are mainly driven from our transformation initiatives.
FOOD + BEVERAGE SEGMENT
Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.

Three Months Ended March 31,	2021	2020
Net Sales	$115,976	$99,797
Adjusted EBITDA (1)	19,990	15,407
Adjusted EBITDA margin (1)	17.2%	15.4%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
Net sales for the first three months of 2021 increased by 16% to $116.0 million compared to $99.8 million in the first three months of 2020. Changes in currency rates positively impacted net sales by 2%. Therefore, core sales increased by 14% in the first three months of 2021 compared to the same period in the prior year. Strong product sales and the pass-through of higher resin costs positively impacted the first three months of 2021 by $7.5 million and $6.2 million, respectively. Core sales to the food market increased 19% while core sales to the beverage market increased 2% in the first three months of 2021 compared to the same period of the prior year. For the food markets, the strong pantry stocking that we experienced during the fourth quarter of 2020 continued into the first quarter of 2021 as consumers continued to cook at home during the COVID-19 pandemic. While the beverage market reported 2% growth in core sales during the quarter, this increase is all related to the pass through of higher resin prices. Sales of our premium bottled water and on-the-go functional drink products continued to be negatively impacted by the COVID-19 pandemic.

Three Months Ended March 31, 2021 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	19%	2%	14%
Currency Effects (1)	2%	2%	2%
Total Reported Net Sales Growth	21%	4%	16%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2021 increased 30% to $20.0 million compared to $15.4 million reported in the same period of the prior year. Strong product sales to the food market, as discussed above, drove a large part of our adjusted EBITDA growth during the first quarter of 2021.
CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net investment gains and losses related to observable market price changes on equity securities and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. Corporate & Other expenses in the first three months of 2021 decreased to $11.6 million compared to $13.8 million reported in the same period of the prior year. On a constant currency basis, Corporate & Other expense decreased $3.5 million. As discussed above, part of this decrease is due to cost saving initiatives put in place due to COVID-19. We also benefited from a net favorable impact on our hedging activities during the first quarter of 2021.
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
We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”). We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges (restructuring initiatives), acquisition-related costs, purchase accounting adjustments related to acquisitions and investments and net investment gains and losses related to observable market price changes on equity securities. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as tax and exchange rates, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives and acquisition-related costs.
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

	Three Months Ended
	March 31, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$776,754	$313,832	$346,946	$115,976	$—	$—

Reported net income	$83,939
Reported income taxes	16,949
Reported income before income taxes	100,888	87,670	9,688	10,010	554	(7,034)
Adjustments:
Restructuring initiatives	3,672	35	1,096	(79)	2,620
Net investment gain	(16,809)				(16,809)
Adjusted earnings before income taxes	87,751	87,705	10,784	9,931	(13,635)	(7,034)
Interest expense	7,415					7,415
Interest income	(381)					(381)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	94,785	87,705	10,784	9,931	(13,635)	—
Depreciation and amortization	57,438	20,779	24,572	10,059	2,028
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$152,223	$108,484	$35,356	$19,990	$(11,607)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.6%	34.6%	10.2%	17.2%

	Three Months Ended
	March 31, 2020

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$721,553	$297,196	$324,560	$99,797	$—	$—

Reported net income	$55,250
Reported income taxes	22,786
Reported income before income taxes	78,036	89,854	7,108	5,962	(16,675)	(8,213)
Adjustments:
Restructuring initiatives	4,839	(31)	4,907	103	(140)
Transaction costs related to acquisitions	1,384	—	1,384	—	—
Purchase accounting adjustments related to acquisitions and investments	1,390	1,128	262	—	—
Adjusted earnings before income taxes	85,649	90,951	13,661	6,065	(16,815)	(8,213)
Interest expense	8,388					8,388
Interest income	(175)					(175)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	93,862	90,951	13,661	6,065	(16,815)	—
Depreciation and amortization	50,806	17,891	20,586	9,342	2,987
Purchase accounting adjustments included in Depreciation and amortization above	(500)	(500)	—	—	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$144,168	$108,342	$34,247	$15,407	$(13,828)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.0%	36.5%	10.6%	15.4%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2021	2020

Notes payable, revolving credit facility and overdrafts	$1,036	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	64,776	65,666
Long-Term Obligations, net of unamortized debt issuance costs	1,037,983	1,054,998
Total Debt	1,103,795	1,172,864
Less:
Cash and equivalents	254,852	300,137
Short-term investments	—	243
Net Debt	$848,943	$872,484

Total Stockholders' Equity	$1,900,795	$1,850,785
Net Debt	848,943	872,484
Net Capital	$2,749,738	$2,723,269

Net Debt to Net Capital	30.9%	32.0%

Free Cash Flow Reconciliation	March 31,	March 31,
	2021	2020

Net Cash Provided by Operations	$72,185	$85,033

Less:
Capital Expenditures	63,884	61,625
Free Cash Flow	$8,301	$23,408
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the first quarter of 2021, the U.S. dollar weakened compared to the major European currencies and the Chinese yuan, while it appreciated against most Latin America currencies. This resulted in an additive impact on our translated results during the first quarter of 2021 when compared to the first quarter of 2020.
QUARTERLY TRENDS
Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December. Several of the markets we serve are impacted by the seasonality of underlying consumer products. This, in turn, may have an impact on our net sales and results of operations for those markets. However, we believe the diversification of our product portfolio minimizes fluctuations in our overall quarterly financial statements and results in immaterial seasonality impact on our Condensed Consolidated Financials Statements when viewed quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
Given the diversification of our segments, the low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives. Amid the COVID-19 pandemic, we have been focused on preserving our liquidity; however, we intend to continue to pay quarterly dividends to our stockholders, invest in our business and make acquisitions as we consider necessary to achieve our strategic objectives. In the event that customer demand decreases significantly for a prolonged period of time due to the COVID-19 pandemic and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $259.7 million at March 31, 2021 from $305.0 million at December 31, 2020. Total short and long-term interest bearing debt of $1.1 billion at March 31, 2021 was slightly lower than the $1.2 billion at December 31, 2020. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 30.9% at March 31, 2021 compared to 32.0% at December 31, 2020. See the reconciliation under "Non-U.S. GAAP Measures".
In the first three months of 2021, our operations provided approximately $72.2 million in net cash flow compared to $85.0 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease in cash provided by operations during the first three months of 2021 is primarily attributable to an increase in working capital requirements which offset higher net income.
We used $63.9 million in cash for investing activities during the first three months of 2021 compared to $88.1 million during the same period a year ago. Our investment in capital projects increased $2.3 million during the first three months of 2021 compared to the first three months of 2020. Our 2021 estimated cash outlays for capital expenditures are expected to be in the range of approximately $300 to $330 million but could vary due to changes in exchange rates as well as the timing of capital projects. Our decline in cash utilization is a result of no payments for business combinations or equity investments during the first three months of 2021, whereas during the first three months of 2020 we invested approximately $20.4 million in our BTY investment.
Financing activities used $45.0 million in cash during the first three months of 2021 compared to $174.3 million in cash provided by financing activities during the same period a year ago. During the first three months of 2021, we used cash on hand to repay net short term revolving debt of $52.0 million and paid $23.4 million of dividends. We received proceeds from stock option exercises of $31.9 million.
We hold U.S. dollar and euro-denominated debt to align our capital structure with our earnings base. We also maintain a multi-currency revolving credit facility with two tranches, providing for unsecured financing of up to $300 million that is available in the U.S. and up to €150 million that is available to our wholly-owned UK subsidiary. Each borrowing under the credit facility will bear interest at rates based on LIBOR, prime rates or other similar rates, in each case plus an applicable margin. A facility fee on the total amount of the facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. No balance was utilized under our U.S. facility or our euro-based revolving credit facility as of March 31, 2021. The $52.0 million balance at December 31, 2020 under our U.S. credit facility was repaid during the first quarter of 2021. Credit facility balances are included in notes payable, including revolving credit facilities on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.55 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	17.69 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.
In addition, in October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No balance was utilized under this arrangement as of March 31, 2021.

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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of March 31, 2021 and December 31, 2020, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $26 million and $23 million, respectively.

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

On April 15, 2021, the Board of Directors declared a quarterly cash dividend of $0.38 per share payable on May 19, 2021 to stockholders of record as of April 28, 2021.
CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Please refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting our business.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have significant off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2021 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and can be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2021, we have not yet modified any contracts as a result of reference rate reform and are evaluating the impact this standard may have on our Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.

OUTLOOK
Current underlying demand conditions in our markets are not expected to change dramatically from what we experienced in the first quarter. We anticipate that demand for our prescription drug and consumer health care devices will remain under pressure compared to the prior year as customers continue to reduce existing inventories. In certain other markets, we expect to have easier comparisons to the prior year second quarter which was the period most severely impacted by pandemic lockdowns. We also expect our results to be negatively impacted by timing of passing through higher resin and other raw material costs.
We expect earnings per share for the second quarter of 2021, excluding any restructuring expenses, acquisition-related costs and changes in the fair value of equity investments, to be in the range of $0.91 to $0.99 and this guidance is based on an effective tax rate range of 26% to 28%.
FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
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
•political conditions worldwide;
•significant fluctuations in foreign currency exchange rates or our effective tax rate;
•the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate;
•financial conditions of customers and suppliers;
•consolidations within our customer or supplier bases;
•changes in customer and/or consumer spending levels;
•loss of one or more key accounts;
•fluctuations in the cost of materials, components, transportation cost as a result of on-going container shortages, and other input costs (particularly resin, metal, anodization costs, and energy costs);
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

Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A (Risk Factors) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European, and South American currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial condition and results of operations. Conversely, a strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations. Additionally, in some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales may impact our results of operations.
The table below provides information as of March 31, 2021 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2021.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$17,784	1.2069	11,457 - 18,027
EUR / BRL	9,112	6.5198	9,112 - 9,652
CZK / EUR	5,450	0.0383	3,572 - 5,450
EUR / INR	3,880	89.8200	3,880 - 3,918
EUR / THB	4,143	36.5925	3,635 - 4,143
MXN / USD	1,300	0.0485	0 - 1,300
EUR / GBP	70	0.8707	70 - 990
CHF / EUR	3,220	0.9186	3,220 - 3,585
EUR / CNY	1,172	7.7831	0 - 1,172
EUR / MXN	645	24.7225	366 - 645
GBP / EUR	992	1.1355	992 - 1,876
USD / EUR	1,086	0.8316	1,086 - 5,696
USD / CNY	3,100	6.5175	0 - 3,100
Total	$51,954
As of March 31, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in prepaid and other and $0.5 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. We also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $3.0 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is Banque Nationale de Paris Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended March 31, 2021, the Plan purchased 15,003 shares of our common stock on behalf of the participants at an average price of $134.57, for an aggregate amount of $2.0 million. The Plan sold 4,378 shares of our common stock on behalf of the participants at an average price of $141.47, for an aggregate amount of $619 thousand during the same period. At March 31, 2021, the Plan owned 95,752 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2021, we did not repurchase any shares. As of March 31, 2021, there was $278.5 million of authorized share repurchases available to us. Amid the COVID-19 pandemic, we have been focused on preserving our liquidity and therefore temporarily suspended our share repurchase plan in 2020. While we continue to assess the impact the pandemic is having on our business throughout 2021, we removed the aforementioned suspension during the first quarter of 2021 in order to preserve our flexibility to make repurchases from time to time depending on market conditions.

ITEM 6. EXHIBITS

Exhibit 10.1	Addendum to Employment Agreement between Aptar Mezzovico SA and Marc Prieur dated April 14, 2021.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2021, filed with the SEC on April 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Balance Sheets – March 31, 2021 and December 31, 2020, (v) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2021 and 2020, (vi) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2021 and 2020 and (vii) the Notes to Condensed Consolidated Financial Statements.

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
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: April 30, 2021