Form 10-Q
period 2021-06-30
APTARGROUP INC
filed 2021-07-30
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of July 23, 2021, was 65,959,499 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2021

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Sales	$811,032	$699,305	$1,587,786	$1,420,858
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	523,050	441,702	1,011,755	892,958
Selling, research & development and administrative	140,913	123,365	275,261	249,557
Depreciation and amortization	57,790	56,429	115,228	107,235
Restructuring initiatives	4,876	7,331	8,548	12,170
Total Operating Expenses	726,629	628,827	1,410,792	1,261,920
Operating Income	84,403	70,478	176,994	158,938

Other Income (Expense):
Interest expense	(7,175)	(8,734)	(14,590)	(17,122)
Interest income	624	175	1,005	350
Net investment (loss) gain	(1,611)	—	15,198	—
Equity in results of affiliates	81	(328)	(434)	(1,127)
Miscellaneous, net	(2,028)	(923)	(2,991)	(2,335)
Total Other Expense	(10,109)	(9,810)	(1,812)	(20,234)

Income before Income Taxes	74,294	60,668	175,182	138,704

Provision for Income Taxes	19,020	18,808	35,969	41,594

Net Income	$55,274	$41,860	$139,213	$97,110

Net Loss (Income) Attributable to Noncontrolling Interests	$2	$(21)	$15	$(18)

Net Income Attributable to AptarGroup, Inc.	$55,276	$41,839	$139,228	$97,092

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.84	$0.65	$2.12	$1.51
Diluted	$0.81	$0.63	$2.05	$1.47

Average Number of Shares Outstanding:
Basic	65,818	64,262	65,525	64,135
Diluted	68,086	66,384	67,869	66,246

Dividends per Common Share	$0.38	$0.36	$0.74	$0.72

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Income	$55,274	$41,860	$139,213	$97,110
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	21,109	19,096	(27,373)	(23,133)
Changes in derivative gains (losses), net of tax	289	(733)	809	750
Defined benefit pension plan, net of tax
Actuarial gain, net of tax	123	—	442	—
Amortization of prior service cost included in net income, net of tax	32	72	65	143
Amortization of net loss included in net income, net of tax	2,354	1,368	4,708	2,933
Total defined benefit pension plan, net of tax	2,509	1,440	5,215	3,076
Total other comprehensive income (loss)	23,907	19,803	(21,349)	(19,307)
Comprehensive Income	79,181	61,663	117,864	77,803
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	2	(22)	15	(19)
Comprehensive Income Attributable to AptarGroup, Inc.	$79,183	$61,641	$117,879	$77,784
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	June 30, 2021	December 31, 2020
Assets
Cash and equivalents	$291,495	$300,137
Short-term investments	—	243
Total Cash and equivalents and Short-term investments	291,495	300,380
Accounts and notes receivable, less current expected credit loss ("CECL") of $5,601 in 2021 and $5,918 in 2020	635,847	566,623
Inventories	429,440	379,379
Prepaid and other	135,672	122,613
Total Current Assets	1,492,454	1,368,995
Land	30,761	28,334
Buildings and improvements	605,506	579,616
Machinery and equipment	2,829,642	2,808,623
Property, Plant and Equipment, Gross	3,465,909	3,416,573
Less: Accumulated depreciation	(2,241,454)	(2,217,825)
Property, Plant and Equipment, Net	1,224,455	1,198,748
Investments in equity securities	65,200	50,087
Goodwill	887,741	898,521
Intangible assets, net	322,015	344,309
Operating lease right-of-use assets	61,583	69,845
Miscellaneous	56,654	59,548
Total Other Assets	1,393,193	1,422,310
Total Assets	$4,110,102	$3,990,053
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	June 30, 2021	December 31, 2020
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$2,965	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	67,243	65,666
Accounts payable, accrued and other liabilities	712,358	662,463
Total Current Liabilities	782,566	780,329
Long-Term Obligations, net of unamortized debt issuance costs	1,048,928	1,054,998
Deferred income taxes	26,183	37,242
Retirement and deferred compensation plans	151,260	145,959
Operating lease liabilities	45,769	52,212
Deferred and other non-current liabilities	68,733	68,528
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	291,945	303,941
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.2 and 69.5 million shares issued as of June 30, 2021 and December 31, 2020, respectively	702	695
Capital in excess of par value	898,382	849,161
Retained earnings	1,734,638	1,643,825
Accumulated other comprehensive loss	(303,058)	(281,709)
Less: Treasury stock at cost, 4.3 and 4.5 million shares as of June 30, 2021 and December 31, 2020, respectively	(344,382)	(361,583)
Total AptarGroup, Inc. Stockholders’ Equity	1,986,282	1,850,389
Noncontrolling interests in subsidiaries	381	396
Total Stockholders’ Equity	1,986,663	1,850,785
Total Liabilities and Stockholders’ Equity	$4,110,102	$3,990,053
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2021 and 2020	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - March 31, 2020	$1,554,665	$(381,058)	$689	$(372,573)	$785,567	$333	$1,587,623
Net income	41,839	—	—	—	—	21	41,860
Foreign currency translation adjustments	—	19,095	—	—	—	1	19,096
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,440	—	—	—	—	1,440
Changes in derivative gains (losses), net of tax	—	(733)	—	—	—	—	(733)
Stock awards and option exercises	—	—	1	1,867	17,944	—	19,812
Cash dividends declared on common stock	(23,112)	—	—	—	—	—	(23,112)
Balance - June 30, 2020	$1,573,392	$(361,256)	$690	$(370,706)	$803,511	$355	$1,645,986

Balance - March 31, 2021	$1,704,336	$(326,965)	$700	$(352,282)	$874,623	$383	$1,900,795
Net income (loss)	55,276	—	—	—	—	(2)	55,274
Foreign currency translation adjustments	—	21,109	—	—	—	—	21,109
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,509	—	—	—	—	2,509
Changes in derivative gains (losses), net of tax	—	289	—	—	—	—	289
Stock awards and option exercises	—	—	2	7,900	23,759	—	31,661
Cash dividends declared on common stock	(24,974)	—	—	—	—	—	(24,974)
Balance - June 30, 2021	$1,734,638	$(303,058)	$702	$(344,382)	$898,382	$381	$1,986,663

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2021 and 2020	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income	97,092	—	—	—	—	18	97,110
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	(23,134)	—	—	—	1	(23,133)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	3,076	—	—	—	—	3,076
Changes in derivative gains (losses), net of tax	—	750	—	—	—	—	750
Stock awards and option exercises	—	—	4	10,532	32,915	—	43,451
Cash dividends declared on common stock	(46,143)	—	—	—	—	—	(46,143)
Balance - June 30, 2020	$1,573,392	$(361,256)	$690	$(370,706)	$803,511	$355	$1,645,986

Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income (loss)	139,228	—	—	—	—	(15)	139,213
Foreign currency translation adjustments	—	(27,373)	—	—	—	—	(27,373)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	5,215	—	—	—	—	5,215
Changes in derivative gains (losses), net of tax		809	—	—	—	—	809
Stock awards and option exercises	—	—	7	17,201	49,221	—	66,429
Cash dividends declared on common stock	(48,415)	—	—	—	—	—	(48,415)
Balance - June 30, 2021	$1,734,638	$(303,058)	$702	$(344,382)	$898,382	$381	$1,986,663
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2021	2020

Cash Flows from Operating Activities:
Net income	$139,213	$97,110
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	95,606	86,901
Amortization	19,622	20,334
Stock-based compensation	21,805	17,603
Provision for CECL	(240)	1,089
Loss (gain) on disposition of fixed assets	5	(46)
Gain on remeasurement of equity securities	(15,198)	—
Deferred income taxes	(6,865)	9
Defined benefit plan expense	14,650	11,550
Equity in results of affiliates	434	1,127
Change in fair value of contingent consideration	1,950	—
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(76,735)	(25,625)
Inventories	(55,873)	(13,241)
Prepaid and other current assets	(19,793)	(16,936)
Accounts payable, accrued and other liabilities	69,139	64,620
Income taxes payable	(5,261)	(8,446)
Retirement and deferred compensation plan liabilities	(9,657)	(5,916)
Other changes, net	2,779	(2,447)
Net Cash Provided by Operations	175,581	227,686
Cash Flows from Investing Activities:
Capital expenditures	(137,039)	(122,986)
Proceeds from sale of property, plant and equipment	4,571	4,130
Maturity of short-term investment	243	—
Acquisition of business, net of cash acquired and release of escrow	(4,834)	(159,570)
Acquisition of intangible assets, net	—	(3,612)
Investment in equity securities	—	(34,044)
Notes receivable, net	(29)	(1,045)
Net Cash Used by Investing Activities	(137,088)	(317,127)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	7,410	14,464
Repayments of notes payable and overdrafts	(4,615)	(27,788)
Repayments and proceeds of short term revolving credit facility, net	(52,000)	125,000
Proceeds from long-term obligations	7,888	1,316
Repayments of long-term obligations	(7,001)	(4,067)
Credit facility costs	(1,718)	—
Payment of contingent consideration obligation	—	(1,500)
Dividends paid	(48,415)	(46,143)
Proceeds from stock option exercises	53,038	30,058
Net Cash (Used) Provided by Financing Activities	(45,413)	91,340
Effect of Exchange Rate Changes on Cash	(6,555)	8,522
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(13,475)	10,421
Cash and Equivalents and Restricted Cash at Beginning of Period	304,970	246,973
Cash and Equivalents and Restricted Cash at End of Period	$291,495	$257,394

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Fusion Acquisition and the Noble Acquisition.

Six Months Ended June 30,	2021	2020

Cash and equivalents	$291,495	$247,656
Restricted cash included in prepaid and other	—	9,738
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$291,495	$257,394
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
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. Our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues as of and for the six months ended June 30, 2021.
There continues to be many uncertainties regarding the current COVID-19 pandemic, including the availability and adoption of approved vaccines within certain areas of the world and the potential for additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus. However, in contrast to the preceding year, we are currently seeing a limited impact on our business related directly to the COVID-19 pandemic as economic activity and customer and product mix are approaching pre-pandemic levels. No impairments were recorded as of June 30, 2021 related to the COVID-19 pandemic. Due to uncertainty surrounding the situation, future results could be negatively affected by the pandemic and therefore our results could be materially impacted.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. At June 30, 2021, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and the global cash management goals of the Company.
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

NOTE 2 – REVENUE
Revenue by segment and geography for the three and six months ended June 30, 2021 and 2020 is as follows:

	For the Three Months Ended June 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$212,220	$93,527	$5,294	$14,302	$325,343
Beauty + Home	192,371	103,679	38,882	25,314	360,246
Food + Beverage	32,402	71,974	11,885	9,182	125,443
Total	$436,993	$269,180	$56,061	$48,798	$811,032

	For the Three Months Ended June 30, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$201,813	$81,098	$6,987	$11,361	$301,259
Beauty + Home	152,412	94,349	29,893	23,132	299,786
Food + Beverage	27,841	54,478	6,489	9,452	98,260
Total	$382,066	$229,925	$43,369	$43,945	$699,305

	For the Six Months Ended June 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$420,167	$182,822	$10,664	$25,522	$639,175
Beauty + Home	381,611	202,486	73,224	49,871	707,192
Food + Beverage	60,904	139,037	21,138	20,340	241,419
Total	$862,682	$524,345	$105,026	$95,733	$1,587,786

	For the Six Months Ended June 30, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$391,943	$172,063	$13,566	$20,883	$598,455
Beauty + Home	339,362	176,194	66,074	42,716	624,346
Food + Beverage	56,610	112,068	14,523	14,856	198,057
Total	$787,915	$460,325	$94,163	$78,455	$1,420,858
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2020	Balance as of June 30, 2021	Increase/ (Decrease)
Contract asset (current)	$16,109	$20,864	$4,755
Contract liability (current)	87,188	101,299	14,111
Contract liability (long-term)	21,584	23,129	1,545

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $49.9 million, including $29.8 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts Payable, Accrued and Other Liabilities and Deferred and Other Non-current Liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
Product Sales
We primarily manufacture and sell drug delivery, dispensing, sealing and active material science solutions. The amount of consideration is typically fixed for customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.
To determine when the control transfers, we typically assess, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. For a majority of product sales, control of the goods transfers to the customer at the time of shipment of the goods. Once the goods are shipped, we are precluded from redirecting the shipment to another customer. Therefore, our performance obligation is satisfied at the time of shipment. For sales in which control transfers upon delivery, shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs and revenue is recorded upon final delivery to the customer location. We have elected to account for shipping and handling costs that occur after the customer has obtained control of a good as fulfillment costs rather than as a promised service. We do not have any material significant payment terms as payment is typically received shortly after the point of sale.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of June 30, 2021 or December 31, 2020.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	June 30, 2021	December 31, 2020
Raw materials	$134,582	$116,029
Work in process	135,695	115,870
Finished goods	159,163	147,480
Total	$429,440	$379,379

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reporting segment since December 31, 2020 are as follows:

	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Total
Goodwill	$436,731	$333,111	$128,679	$1,615	$900,136
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2020	$436,731	$333,111	$128,679	$—	$898,521
Foreign currency exchange effects	(7,427)	(3,167)	(186)	—	(10,780)
Goodwill	$429,304	$329,944	$128,493	$1,615	$889,356
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of June 30, 2021	$429,304	$329,944	$128,493	$—	$887,741

The table below shows a summary of intangible assets as of June 30, 2021 and December 31, 2020.

		June 30, 2021			December 31, 2020
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	13.8	$2,822	$(1,465)	$1,357	$2,861	$(1,477)	$1,384
Acquired technology	12.2	110,171	(41,264)	68,907	111,854	(36,943)	74,911
Customer relationships	13.5	284,613	(67,039)	217,574	286,644	(56,714)	229,930
Trademarks and trade names	6.8	45,653	(20,286)	25,367	46,174	(17,437)	28,737
License agreements and other	38.3	15,220	(6,410)	8,810	19,208	(9,861)	9,347
Total intangible assets	13.4	$458,479	$(136,464)	$322,015	$466,741	$(122,432)	$344,309
Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2021 and 2020 was $9,811 and $12,320, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2021 and 2020 was $19,622 and $20,334, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2021	$19,989	(remaining estimated amortization for 2021)
2022	38,319
2023	38,236
2024	35,097
2025 and thereafter	190,374
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2021.

NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended June 30, 2021 and 2020, respectively, was 25.6% and 31.0%. The lower reported effective tax rate for the three months ended June 30, 2021 reflects additional tax benefits from employee stock-based compensation and a more favorable mix of earnings.
The effective tax rate for the six months ended June 30, 2021 and 2020, respectively, was 20.5% and 30.0%. The effective tax rate for the six months ended June 30, 2021 reflects additional tax benefits from employee stock-based compensation and a more favorable mix of earnings.
NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At June 30, 2021 and December 31, 2020, our notes payable, revolving credit facility and overdrafts consisted of the following:

	June 30, 2021	December 31, 2020
Notes payable 0.0%	$—	$200
Revolving credit facility 1.45%	—	52,000
Overdrafts 4.15% to 6.70%	2,965	—
	$2,965	$52,200

On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of June 30, 2021, no balance was utilized under the revolving credit facility and $112 million remained outstanding under the amended term facility. As of December 31, 2020, under our prior credit facility, we utilized $52.0 million under the U.S. revolving facility and no balance was utilized under the euro-based revolving credit facility.
There are no compensating balance requirements associated with our revolving credit facility. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2021 or December 31, 2020.
Long-Term Obligations
At June 30, 2021 and December 31, 2020, our long-term obligations consisted of the following:

	June 30, 2021	December 31, 2020
Notes payable 0.00% – 10.91%, due in monthly and annual installments through 2028	$17,754	$14,002
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured debts 1.4% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	112,000	112,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 1.0%, due in 2023	118,590	122,100
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	237,180	244,200
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Finance Lease Liabilities	32,021	30,025
Unamortized debt issuance costs	(1,374)	(1,663)
	$1,116,171	$1,120,664
Current maturities of long-term obligations	(67,243)	(65,666)
Total long-term obligations	$1,048,928	$1,054,998
The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are:

Year One	$63,069
Year Two	136,740
Year Three	347,690
Year Four	287,609
Year Five	250,262
Thereafter	154

Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.49 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	18.93 to 1.00
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
The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$6,044	$5,841	$11,833	$11,095

Finance lease cost:
Amortization of right-of-use assets	$1,099	$906	$2,075	$2,105
Interest on lease liabilities	375	369	687	717
Total finance lease cost	$1,474	$1,275	$2,762	$2,822

Short-term lease and variable lease costs	$2,444	$2,430	$5,572	$4,878
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,771	$11,662
Operating cash flows from finance leases	716	704
Financing cash flows from finance leases	2,337	2,545

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,739	$11,371
Finance leases	4,792	3,127
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

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2021	2020	2021	2020
Service cost	$3,941	$3,562	$2,071	$1,767
Interest cost	1,604	1,536	208	340
Expected return on plan assets	(3,064)	(2,702)	(721)	(631)
Amortization of net loss	2,501	1,294	591	514
Amortization of prior service cost	—	—	44	95
Net periodic benefit cost	$4,982	$3,690	$2,193	$2,085

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2021	2020	2021	2020
Service cost	$8,168	$7,139	$4,149	$3,535
Interest cost	3,215	3,523	426	680
Expected return on plan assets	(6,137)	(6,124)	(1,444)	(1,265)
Amortization of net loss	5,004	2,842	1,180	1,028
Amortization of prior service cost	—	—	89	192
Net periodic benefit cost	$10,250	$7,380	$4,400	$4,170
The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
EMPLOYER CONTRIBUTIONS
We currently have no minimum funding requirements for our domestic and foreign plans. We contributed $1.0 million to our ongoing domestic supplemental executive retirement plan (SERP) annuity contracts during the six months ended June 30, 2021 and we do not expect additional significant payments during 2021. We have contributed approximately $2.3 million to our foreign defined benefit plans during the six months ended June 30, 2021 and do not expect additional significant contributions during 2021.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive (loss) income before reclassifications	(23,134)	—	1,758	(21,376)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,076	(1,008)	2,068
Net current-period other comprehensive (loss) income	(23,134)	3,076	750	(19,308)
Balance - June 30, 2020	$(280,258)	$(80,071)	$(927)	$(361,256)

Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive (loss) income before reclassifications	(27,373)	442	4,066	(22,865)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,773	(3,257)	1,516
Net current-period other comprehensive (loss) income	(27,373)	5,215	809	(21,349)
Balance - June 30, 2021	$(205,398)	$(97,107)	$(553)	$(303,058)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended June 30,	2021	2020

Defined Benefit Pension Plans
Amortization of net loss	$3,092	$1,808	(1)
Amortization of prior service cost	44	95	(1)
	3,136	1,903	Total before tax
	(750)	(463)	Tax impact
	$2,386	$1,440	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(6)	$(525)	Interest Expense
Changes in cross currency swap: foreign exchange component	1,290	3,060	Miscellaneous, net
	$1,284	$2,535	Net of tax
Total reclassifications for the period	$3,670	$3,975

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Six Months Ended June 30,	2021	2020

Defined Benefit Pension Plans
Amortization of net loss	$6,184	$3,870	(1)
Amortization of prior service cost	89	192	(1)
	6,273	4,062	Total before tax
	(1,500)	(986)	Tax impact
	$4,773	$3,076	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(18)	$(1,288)	Interest Expense
Changes in cross currency swap: foreign exchange component	(3,239)	280	Miscellaneous, net
	$(3,257)	$(1,008)	Net of tax
Total reclassifications for the period	$1,516	$2,068
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
During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under our prior credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency interest rate swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $0.6 million of loss is included in accumulated other comprehensive loss at June 30, 2021. The amount expected to be recognized into earnings during the next 12 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at June 30, 2021 is a gain of $0.8 million. The amount expected to be recognized into earnings during the next 12 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of June 30, 2021, the fair value of the cross currency swap was a $4.1 million liability. The swap contract expires on July 20, 2022.
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
Other
As of June 30, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $30 thousand in prepaid and other and $1.5 million in accounts payable, accrued and other liabilities on the balance sheet. All forward exchange contracts outstanding as of June 30, 2021 had an aggregate notional contract amount of $49.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020

		June 30, 2021		December 31, 2020
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$30	$—	$322
		$—	$30	$—	$322

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$1,526	$—	$146
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	4,056	—	8,309	—
		$4,056	$1,526	$8,309	$146
__________________________
(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2021 and 2020

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2021	2020		2021	2020
Cross currency swap contract:
Interest component	$295	$(208)	Interest expense	$6	$525	$(7,175)
Foreign exchange component	(1,290)	(3,060)	Miscellaneous, net	(1,290)	(3,060)	(2,028)
	$(995)	$(3,268)		$(1,284)	$(2,535)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2021 and 2020

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2021	2020		2021	2020
Cross currency swap contract:
Interest component	$827	$2,038	Interest expense	$18	$1,288	$(14,590)
Foreign exchange component	3,239	(280)	Miscellaneous, net	3,239	(280)	(2,991)
	$4,066	$1,758		$3,257	$1,008

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2021 and 2020

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2021	2020
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(1,176)	$(940)
		$(1,176)	$(940)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2021 and 2020

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2021	2020
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(1,689)	$807
		$(1,689)	$807

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
June 30, 2021
Derivative Assets	$30	—	$30	—	—	$30
Total Assets	$30	—	$30	—	—	$30

Derivative Liabilities	$5,582	—	$5,582	—	—	$5,582
Total Liabilities	$5,582	—	$5,582	—	—	$5,582

December 31, 2020
Derivative Assets	$322	—	$322	—	—	$322
Total Assets	$322	—	$322	—	—	$322

Derivative Liabilities	$8,455	—	$8,455	—	—	$8,455
Total Liabilities	$8,455	—	$8,455	—	—	$8,455

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$20,595	$20,595	$—	$—
Foreign exchange contracts (2)	30	—	30	—
Total assets at fair value	$20,625	$20,595	$30	$—
Liabilities
Foreign exchange contracts (2)	$1,526	$—	$1,526	$—
Cross currency swap contract (2)	4,056	—	4,056	—
Contingent consideration obligation	33,090	—	—	33,090
Total liabilities at fair value	$38,672	$—	$5,582	$33,090
As of December 31, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (2)	$322	$—	$322	$—
Total assets at fair value	$322	$—	$322	$—
Liabilities
Foreign exchange contracts (2)	$146	$—	$146	$—
Cross currency swap contract (2)	8,309	—	8,309	—
Contingent consideration obligation	31,140	—	—	31,140
Total liabilities at fair value	$39,595	$—	$8,455	$31,140
________________________________________________
(1)Investment in PureCycle Technologies (PCT). See Note 18 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.1 billion as of June 30, 2021 and $1.1 billion as of December 31, 2020.
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

We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	June 30, 2021	December 31, 2020
Fusion Acquisition	$28,010	$26,910
Noble Acquisition	5,080	4,230
	$33,090	$31,140

Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2020	$31,140
Increase in fair value recorded in earnings	1,950
Balance, June 30, 2021	$33,090
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and retrospectively. In May 2021, the Supreme Court of Brazil issued a judgment establishing rules for the refund of amounts paid in excess based on the calculation methodology to be applied. In June 2021 and June 2020, we received favorable court decisions of $1.6 million and $0.7 million, respectively, for the retrospective right to recover part of our claim. These amounts were recorded in cost of sales. If the Supreme Court of Brazil grants full retrospective recovery, we estimate remaining potential recoveries of approximately $3 million to $6 million, including interest. Due to uncertainties around our remaining court recovery claims, we have not recorded any further amounts relating to the retrospective nature of this matter.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of June 30, 2021.
NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2021 and 2020, we did not repurchase any shares. As of June 30, 2021, there was $278.5 million of authorized share repurchases available to us.
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

Six Months Ended June 30,	2021	2020
Fair value per stock award	$171.63	$94.98
Grant date stock price	$141.59	$83.93
Assumptions:
Aptar's stock price expected volatility	21.40%	23.80%
Expected average volatility of peer companies	50.00%	48.50%
Correlation assumption	58.10%	63.50%
Risk-free interest rate	0.32%	0.31%
Dividend yield assumption	1.02%	1.72%
A summary of RSU activity as of June 30, 2021 and changes during the six month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	576,198	$92.47	590,064	$100.27
Granted	140,316	139.25	169,974	152.51
Vested	(134,808)	91.39	(71,994)	128.70
Forfeited	(3,244)	99.42	(31,872)	91.67
Nonvested at June 30, 2021	578,462	$107.45	656,172	$111.10
Included in the activity for the six months ended June 30, 2021 time-based RSUs are 10,007 units granted to non-employee directors and 12,379 units vested related to non-employee directors.

Six Months Ended June 30,	2021	2020
Compensation expense	$21,579	$16,353
Fair value of units vested	20,778	10,696
Intrinsic value of units vested	28,259	12,821
The actual tax benefit realized for the tax deduction from RSUs was approximately $4.0 million in the six months ended June 30, 2021. As of June 30, 2021, there was $61.3 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.

 A summary of option activity under our stock plans during the six months ended June 30, 2021 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2021	3,998,047	$70.28	99,200	$60.80
Granted	—	—	—	—
Exercised	(816,058)	64.74	(47,500)	57.40
Forfeited or expired	(10,153)	75.46	—	—
Outstanding at June 30, 2021	3,171,836	$71.69	51,700	$63.91
Exercisable at June 30, 2021	3,171,836	$71.69	51,700	$63.91
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2021	4.5		2.6
Exercisable at June 30, 2021	4.5		2.6
Aggregate Intrinsic Value:
Outstanding at June 30, 2021	$221,908		$4,019
Exercisable at June 30, 2021	$221,908		$4,019
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2021	$63,407		$4,248
June 30, 2020	$26,027		$1,973

Six Months Ended June 30,	2021	2020
Compensation expense (included in SG&A)	$185	$1,051
Compensation expense (included in Cost of sales)	42	200
Compensation expense, Total	$227	$1,251
Compensation expense, net of tax	174	951
Grant date fair value of options vested	2,421	7,565
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $53.0 million during the six months ended June 30, 2021. The actual tax benefit realized for the tax deduction from option exercises was approximately $15.0 million and $6.4 million in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there is no remaining valuation of stock option awards to be expensed in future periods.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$55,276	$55,276	$41,839	$41,839

Average equivalent shares
Shares of common stock	65,818	65,818	64,262	64,262
Effect of dilutive stock-based compensation
Stock options	1,727	—	1,661	—
Restricted stock	541	—	461	—
Total average equivalent shares	68,086	65,818	66,384	64,262
Net income per share	$0.81	$0.84	$0.63	$0.65

	Six Months Ended
	June 30, 2021		June 30, 2020
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$139,228	$139,228	$97,092	$97,092

Average equivalent shares
Shares of common stock	65,525	65,525	64,135	64,135
Effect of dilutive stock-based compensation
Stock options	1,804	—	1,734	—
Restricted stock	540	—	377	—
Total average equivalent shares	67,869	65,525	66,246	64,135
Net income per share	$2.05	$2.12	$1.47	$1.51
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

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Sales:
Pharma	$328,549	$303,885	$644,360	$603,475
Beauty + Home	366,641	306,469	720,018	636,935
Food + Beverage	125,918	99,023	242,621	199,324
Total Sales	$821,108	$709,377	$1,606,999	$1,439,734
Less: Intersegment Sales:
Pharma	$3,206	$2,626	$5,185	$5,020
Beauty + Home	6,395	6,683	12,826	12,589
Food + Beverage	475	763	1,202	1,267
Total Intersegment Sales	$10,076	$10,072	$19,213	$18,876
Net Sales:
Pharma	$325,343	$301,259	$639,175	$598,455
Beauty + Home	360,246	299,786	707,192	624,346
Food + Beverage	125,443	98,260	241,419	198,057
Net Sales	$811,032	$699,305	$1,587,786	$1,420,858
Adjusted EBITDA (1):
Pharma	$105,979	$104,099	$214,463	$212,441
Beauty + Home	37,910	23,974	73,266	58,221
Food + Beverage	19,626	17,785	39,616	33,192
Corporate & Other, unallocated	(15,959)	(9,279)	(27,566)	(23,107)
Acquisition-related costs (2)	(2,434)	(3,592)	(2,434)	(5,866)
Restructuring Initiatives (3)	(4,876)	(7,331)	(8,548)	(12,170)
Net investment (loss) gain (4)	(1,611)	—	15,198	—
Depreciation and amortization	(57,790)	(56,429)	(115,228)	(107,235)
Interest Expense	(7,175)	(8,734)	(14,590)	(17,122)
Interest Income	624	175	1,005	350
Income before Income Taxes	$74,294	$60,668	$175,182	$138,704
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
(3)Restructuring Initiatives includes expense items for the three and six months ended June 30, 2021 and 2020 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring Initiatives by Segment
Pharma	$38	$(111)	$73	$(142)
Beauty + Home	1,457	7,324	2,553	12,231
Food + Beverage	117	75	38	178
Corporate & Other	3,264	43	5,884	(97)
Total Restructuring Initiatives	$4,876	$7,331	$8,548	$12,170
(4)Net investment (loss) gain represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).

NOTE 17 – ACQUISITIONS
Business Combinations
In June 2021, we entered into exclusive negotiations to acquire 100% of the outstanding shares (the “Voluntis Acquisition”) of Voluntis. Voluntis, based in Boston, MA and Paris, France, is a pioneer in digital therapeutics. Under the terms of the contemplated transaction, Aptar would acquire from certain members of the management and certain shareholders the entirety of their shares representing approximately 64.6% of the share capital of Voluntis (on a non-diluted basis) at a price of €8.70 per share for approximately €50.8 million (approximately $61.5 million assuming a euro/USD exchange rate of 1.21). This values the full company equity (on a fully diluted basis) at approximately €78.8 million (approximately $95.3 million). Upon completion of this acquisition, Aptar will launch a mandatory cash simplified tender offer to acquire Voluntis's remaining shares for the same price of €8.70 per share (the "tender offer"). If the regulatory conditions are met upon completion of the tender offer, Aptar intends to implement a mandatory squeeze-out on the remaining outstanding shares of Voluntis on the same financial terms as those of the tender offer. The acquisition, which is subject to customary regulatory approvals and other closing conditions, the tender offer, which is subject to regulatory clearance from the French Markets Authority, and the squeeze-out are expected to be completed before the end of the fourth quarter of 2021. The purchase will be funded with available cash on hand. Subsequent to the end of the second quarter, on July 22, 2021, we signed a share purchase agreement for the Voluntis Acquisition with terms consistent with the description above.
On May 25, 2021, we entered into a strategic definitive agreement to acquire 80% of the equity interests (the "Hengyu Acquisition") in Weihai Hengyu Medical Products Co., Ltd. ("Hengyu"). Hengyu, a leading Chinese manufacturer of elastomeric and plastic components used in injectable drug delivery, is based in Weihai, China and has an enterprise value of $77 million. The closing of the transaction, expected during the third quarter of 2021, is subject to customary regulatory approvals and other closing conditions. Under the terms of the deal, we have the option to acquire the remaining 20% of Hengyu after a 5-year lock up period. The purchase will be funded with available cash on hand.

On April 1, 2020, we completed the Fusion Acquisition for a purchase price of approximately $163.8 million (net of $1.0 million of cash acquired), which was funded by a draw on our prior credit facility and cash on hand. Fusion, based in Dallas, TX, is a global leader in the design, engineering and distribution of luxury packaging for the beauty industry. As part of the Fusion Acquisition, we are also obligated to pay to the selling equity holders of Fusion certain contingent consideration based on 2022 cumulative financial performance metrics as defined in the purchase agreement. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $19.1 million utilizing a Black-Scholes valuation model. During the fourth quarter of 2020, a $3.6 million fair value true-up was recorded as an adjustment to the opening balance of goodwill and contingent liability. As of June 30, 2021, we have estimated the aggregate fair value for this contingent consideration arrangement to be $28.0 million.
As of the acquisition date, $5.7 million was held in restricted cash pending the finalization of a working capital adjustment and indemnity escrow. During the third quarter of 2020, $2.0 million related to the working capital escrow was released from restriction, resulting in a refund from seller of $294 thousand and a corresponding decrease to our purchase price and associated goodwill balance. During the second quarter of 2021, the remaining restricted cash was released. The results of Fusion's operations have been included in the Condensed Consolidated Financial Statements within our Beauty + Home segment since the date of acquisition.

The following table summarizes the assets acquired and liabilities assumed in the Fusion Acquisition as of the acquisition date at estimated fair value.

2020
Assets
Cash and equivalents	$1,010
Accounts receivable	4,380
Inventories	386
Prepaid and other	1,090
Property, plant and equipment	2,885
Goodwill	103,130
Intangible assets	79,900
Operating lease right-of-use assets	4,744
Other miscellaneous assets	65
Liabilities
Accounts payable, accrued and other liabilities	5,641
Deferred income taxes	—
Operating lease liabilities	4,207
Deferred and other non-current liabilities	322
Net assets acquired	$187,420
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	2020
	Weighted-Average Useful Life (in Years)	Estimated Fair Value of Assets
Acquired technology	4	$4,600
Customer relationships	13	62,300
Trademarks and trade names	4	10,300
License agreements and other	0.25	2,700
Total		$79,900
Goodwill in the amount of $103.1 million was recorded related to the Fusion Acquisition which is included in the Beauty + Home segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill largely consists of unique relationships, brand equity and proprietary technology that has been established creating niches such as turnkey solutions for the beauty market related to the Fusion Acquisition as well as the abilities of acquired companies to maintain their competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. For 2020 acquisitions, goodwill of $80.6 million is deductible for tax purposes.
Asset Acquisition
On October 16, 2020, we completed our acquisition of the assets of Cohero Health, Inc. ("Cohero Health") for $2.4 million. The net assets acquired and the results of Cohero Health's operations have been included in the Condensed Consolidated Financial Statements within our Pharma segment since the date of acquisition. Based in New York, Cohero Health develops innovative digital tools and technologies to improve respiratory care, reduce avoidable costs and optimize medication utilization.

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	June 30, 2021	December 31, 2020
Equity Method Investments:
BTY	$33,005	$33,020
Sonmol	5,710	5,598
Kali Care	422	535
Desotec GmbH	943	964

Other Investments:
PureCycle	20,595	5,397
Loop	2,894	2,894
Others	1,631	1,679
	$65,200	$50,087
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
Sonmol
On April 1, 2020, we invested $5 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”), a pharmaceutical and leading Chinese digital respiratory therapeutics company that provides consumer electric devices and connected devices for asthma control, and develops digital therapies and services platforms targeting chronic respiratory illnesses and other diseases.
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

In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2021, we recorded a net unrealized loss on our investment in PureCycle of $1.6 million and a net unrealized gain of $15.2 million, respectively.
Subsequent to the quarter end, on July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the six months ended June 30, 2021 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three and six months ended June 30, 2021, we recognized $4.9 million and $8.5 million of restructuring costs related to this plan, respectively. For the three and six months ended June 30, 2020, we recognized $7.3 million and $12.2 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $125 million for these initiatives, including costs that have been recognized to date. The cumulative expense incurred as of June 30, 2021 was $121.5 million. We have also made total capital investments related to this plan of approximately $50 million, with no further significant capital investments expected.
As of June 30, 2021 we have recorded the following activity associated with the business transformation:

	Beginning Reserve at 12/31/2020	Net Charges for the Six Months Ended 6/30/2021	Cash Paid	Interest and FX Impact	Ending Reserve at 6/30/2021
Employee severance	$7,956	$144	$(3,616)	$(130)	$4,354
Professional fees and other costs	2,533	8,404	(9,431)	(26)	1,480
Totals	$10,489	$8,548	$(13,047)	$(156)	$5,834

NOTE 20 – SUBSEQUENT EVENTS
On July 22, 2021, we signed a share purchase agreement for the acquisition of a majority stake in Voluntis, representing 64.6% of the share capital of Voluntis (on a non-diluted basis), at a price of €8.70 per share. Refer to Note 17 - Acquisitions for further details on the acquisition.
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.5	63.2	63.7	62.8
Selling, research & development and administrative	17.4	17.6	17.3	17.6
Depreciation and amortization	7.1	8.1	7.3	7.5
Restructuring initiatives	0.6	1.0	0.6	0.9
Operating income	10.4	10.1	11.1	11.2
Other income (expense)	(1.2)	(1.4)	(0.1)	(1.4)
Income before income taxes	9.2	8.7	11.0	9.8
Net Income	6.8	6.0	8.8	6.8
Effective tax rate	25.6%	31.0%	20.5%	30.0%
Adjusted EBITDA margin (1)	18.2%	19.5%	18.9%	19.8%
________________________________________________
(1)Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
There continues to be many uncertainties regarding the current COVID-19 pandemic, including the availability and adoption of approved vaccines within certain areas of the world and the potential for additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus. However, in contrast to the preceding year, we are currently seeing a limited impact on our business related directly to the COVID-19 pandemic as economic activity and customer and product mix are approaching pre-pandemic levels. No impairments were recorded as of June 30, 2021 related to the COVID-19 pandemic. Due to uncertainty surrounding the situation, future results could be negatively affected by the pandemic and therefore our results could be materially impacted.
NET SALES
We reported net sales of $811.0 million for the quarter ended June 30, 2021, which represents a 16% increase compared to $699.3 million reported during the second quarter of 2020. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies, resulting in a positive currency translation impact of 6%. There was no impact from acquisitions during the second quarter of 2021. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 10% in the second quarter of 2021 compared to the same period in 2020. Our Beauty + Home and Food + Beverage segments both reported strong core sales growth as the majority of their applications recovered from depressed sales during the height of the COVID-19 pandemic in the second quarter of 2020. Price adjustments related to the passing through of higher resin and other input costs, and increased tooling sales, also contributed to our sales growth in the quarter.

Second Quarter 2021 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	2%	13%	23%	10%
Currency Effects (1)	6%	7%	5%	6%
Total Reported Net Sales Growth	8%	20%	28%	16%
Reported net sales for the first six months of 2021 increased 12% to $1.59 billion compared to $1.42 billion for the first six months of 2020. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies in which we operate, resulting in a positive currency translation impact of 6%. The acquisition of Fusion Packaging, Inc. ("Fusion") positively impacted sales by 1%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 5% in the first six months of 2021 compared to the same period in 2020. Operationally, the sales recovery within our beauty, food and beverage markets, along with the continued strong sales to our injectables and active material science solutions customers, more than offset the impact of inventory drawdowns in our prescription and consumer healthcare markets. As mentioned above, we also benefited from the pass through of higher resin and other input costs and higher tooling sales during the first six months of 2021.

Six Months Ended June 30, 2021 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	1%	5%	18%	5%
Acquisitions	—%	3%	—%	1%
Currency Effects (1)	6%	5%	4%	6%
Total Reported Net Sales Growth	7%	13%	22%	12%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales sourced by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% of Total	2020	% of Total	2021	% of Total	2020	% of Total
Domestic	$269,180	33%	$229,925	33%	$524,345	33%	$460,325	32%
Europe	436,993	54%	382,066	55%	862,682	54%	787,915	55%
Latin America	56,061	7%	43,369	6%	105,026	7%	94,163	7%
Asia	48,798	6%	43,945	6%	95,733	6%	78,455	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales increased to 64.5% in the second quarter of 2021 compared to 63.2% in the second quarter of 2020. Our COS percentage was negatively impacted by both changes in our mix of sales and inflation. During the second quarter of 2021, we reported a lower percentage of our higher-margin Pharma product sales compared to the same period in 2020. We also reported an increase in our tooling sales during the second quarter of 2021, which typically carries lower margins than our product sales. Both of these sales mix changes negatively impact our COS as a percentage of sales. During 2021, we also incurred inflationary cost increases. As discussed above, we experienced increases in several input costs including resin and labor. While we maintain our normal pass-through of resin prices and have implemented general price increases to offset other cost increases, there is no margin on resin pass-through costs which increases our COS as a percentage of sales.
COS as a percent of net sales increased to 63.7% in the first six months of 2021 compared to 62.8% in the same period a year ago. As discussed above, this increase in COS is mainly due to a shift in sales mix from our higher-margin prescription and consumer healthcare markets along with inflationary material and labor cost increases. We also recognized increased tooling sales during 2021, which typically carry lower margins than our product sales.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $17.5 million to $140.9 million in the second quarter of 2021 compared to $123.4 million during the same period in 2020. Excluding changes in foreign currency rates, SG&A increased by approximately $11.0 million in the quarter. The increase is mainly due to higher incentive compensation costs as our 2021 operating results are significantly better than 2020. We also realized higher professional fees, especially transaction costs related to our announced acquisitions. However, SG&A as a percentage of net sales decreased to 17.4% compared to 17.6% in the same period of the prior year due to higher sales in the second quarter of 2021 compared to the prior year period.
SG&A increased by $25.7 million to $275.3 million in the first six months of 2021 compared to $249.6 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $13.8 million in the first six months of 2021 compared to the first six months of 2020. Part of this increase is due to $3.4 million of incremental SG&A costs from our acquisition of Fusion completed subsequent to March 31, 2020. As mentioned above, the remaining increase is mainly due to higher incentive compensation costs and professional fees, which more than offset lower travel and entertainment costs. SG&A as a percentage of net sales decreased to 17.3% compared to 17.6%.

DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $1.4 million to $57.8 million in the second quarter of 2021 compared to $56.4 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization decreased by approximately $1.6 million in the quarter compared to the same period in 2020. The majority of this decrease is due to the full amortization of short lived intangible assets related to our Fusion acquisition. Depreciation and amortization as a percentage of net sales decreased to 7.1% in the second quarter of 2021 compared to 8.1% in the same period of the prior year.
Reported depreciation and amortization expenses increased by approximately $8.0 million to $115.2 million in the first six months of 2021 compared to $107.2 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $2.7 million in the first six months of 2021 compared to the same period a year ago. The majority of this increase is due to incremental first quarter depreciation costs and amortization costs related to our Fusion acquisition. We have also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 7.3% in the first six months of 2021 compared to 7.5% in the same period of the prior year.
RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. Restructuring costs related to this plan for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring Initiatives by Segment
Pharma	$38	$(111)	$73	$(142)
Beauty + Home	1,457	7,324	2,553	12,231
Food + Beverage	117	75	38	178
Corporate & Other	3,264	43	5,884	(97)
Total Restructuring Initiatives	$4,876	$7,331	$8,548	$12,170
We have successfully implemented the vast majority of our planned initiatives related to our transformation plan, including successfully implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. However, the COVID-19 global pandemic has caused several initiatives that were expected to be completed in 2020 to be delayed and resulted in a significant decline in our beauty business. While our Beauty + Home segment continues to be profitable, the disruption caused by the pandemic, including higher operating costs, have more than offset any expected growth in earnings from our transformation. Though we believe the beauty market remains a long-term attractive growth market and we remain committed to completing our remaining transformation initiatives, we expect the return to growth to be gradual and non-linear as this market is highly correlated to the return to post-pandemic normal consumer behavior, including travel, which has proven to be sporadic and uncertain. We estimate total implementation costs of approximately $125 million for these initiatives. The cumulative expense incurred to date is $121.5 million. We have also made capital investments of approximately $50 million related to this plan, with no further significant capital investments expected.
OPERATING INCOME
Operating income increased approximately $13.9 million to $84.4 million in the second quarter of 2021 compared to $70.5 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $8.1 million in the quarter compared to the same period a year ago. This increase is due to higher sales volumes compared to the second quarter of 2020 which was significantly impacted by the COVID-19 pandemic. This increase was partially offset by higher input costs due to inflation. We also benefited from lower restructuring costs during the second quarter of 2021 compared to the prior year period. Operating income as a percentage of net sales increased to 10.4% in the second quarter of 2021 compared to 10.1% in the prior year period.
For the first six months of 2021, operating income increased approximately $18.1 million to $177.0 million compared to $158.9 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $5.3 million in the first six months of 2021 compared to the same period a year ago. As mentioned above, higher operating income more than compensated for inflationary input cost increases. Operating income as a percentage of net sales decreased slightly to 11.1% in the first six months of 2021 compared to 11.2% for the same period in the prior year.

NET OTHER INCOME (EXPENSE)
Net other expense in the second quarter of 2021 increased $0.3 million to $10.1 million from $9.8 million in the same period of the prior year. We realized a $1.6 million loss on our investment in PureCycle Technologies (“PureCycle”) during the second quarter of 2021. As discussed in Note 18 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. We believe that cost investment gains and losses, whether realized from sales or unrealized from changes in market prices, are not considered relevant to understanding our reported consolidated earnings or evaluating our periodic economic performance. Lower net interest expenses were partially offset by an increase in miscellaneous expenses due to higher costs to hedge certain Latin American currencies along with higher pension costs related to the decline in discount rates.
Net other expense improved $18.4 million to $1.8 million of expense for the six months ended June 30, 2021 from $20.2 million of expense in the same period of the prior year. $15.2 million of this improvement is the gain on our PureCycle investment as discussed above. We also realized lower net interest expense during the first half of 2021 as we continue to reduce outstanding debt with our strong free cash flow generation over the past year. These improvements more than offset our increase in pension costs due to lower discount rates.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended June 30, 2021 and 2020, respectively, was 25.6% and 31.0%. The lower reported effective tax rate for the three months ended June 30, 2021 reflects additional tax benefits from employee stock-based compensation and a more favorable mix of earnings.
The effective tax rate for the six months ended June 30, 2021 and 2020, respectively, was 20.5% and 30.0%. As discussed above, this lower reported effective tax rate for the six months ended June 30, 2021 also reflects additional tax benefits from employee stock-based compensation and a more favorable mix of earnings.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $55.3 million and $139.2 million in the three and six months ended June 30, 2021, compared to $41.8 million and $97.1 million for the same periods in the prior year.
PHARMA SEGMENT
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables and active material science solutions markets form the Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$325,343	$301,259	$639,175	$598,455
Adjusted EBITDA (1)	105,979	104,099	214,463	212,441
Adjusted EBITDA margin (1)	32.6%	34.6%	33.6%	35.5%
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

Net sales for the Pharma segment increased 8% in the second quarter of 2021 to $325.3 million compared to $301.3 million in the second quarter of 2020. Changes in currencies positively affected net sales by 6% in the second quarter of 2021. Therefore, core sales increased by 2% in the second quarter of 2021 compared to the second quarter of 2020. Core sales of our products to the injectables market increased 14% due to strong demand for our vaccine components. Sales of our active material science solutions increased 20% on growth in demand for our protective packaging solutions, especially protective film used on rapid COVID-19 tests and continued strength in product sales to our probiotics customers. Core sales to the prescription drug and consumer health care markets decreased 7% and 1%, respectively. Fewer non-critical doctor visits and lower incidence of cold and flu illnesses this season have resulted in certain Pharma customers drawing down inventory levels as sectors such as allergic rhinitis and cough and cold are impacted by low levels of patient consumption. We also benefited from strong tooling sales during the second quarter compared to the prior year period.

Second Quarter 2021 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Core Sales Growth	(7)%	(1)%	14%	20%	2%
Currency Effects (1)	6%	7%	8%	4%	6%
Total Reported Net Sales Growth	(1)%	6%	22%	24%	8%
Net sales for the first six months of 2021 increased by 7% to $639.2 million compared to $598.5 million in the first six months of 2020. Changes in currency rates positively impacted net sales by 6%. Therefore, core sales for the first six months of 2021 increased by 1% compared to the first six months of 2020. Similar to the second quarter discussion above, core sales of our products to the injectables and active material science solutions markets increased 14% and 12%, respectively, due to strong demand for our vaccine components and active material science solutions. Core sales to the prescription drug and consumer health care markets decreased 8% and 1%, respectively, as fewer non-critical doctor visits and lower incidence of cold and flu illnesses this season led to customers destocking inventory.

Six Months Ended June 30, 2021 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Core Sales Growth	(8)%	(1)%	14%	12%	1%
Currency Effects (1)	6%	7%	7%	4%	6%
Total Reported Net Sales Growth	(2)%	6%	21%	16%	7%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2021 increased 2% to $106.0 million compared to $104.1 million reported in the same period of the prior year. We reported strong product growth in our injectables and active material science solutions markets and benefited from higher tooling sales. We were also able to offset lower product sales in our higher margin prescription and consumer healthcare markets with cost savings initiatives and the translation of our foreign entity results to the U.S. dollar. However, the shift in the mix of sales between our markets led to a lower Adjusted EBITDA margin as a percentage of sales.
Adjusted EBITDA in the first six months of 2021 increased slightly to $214.5 million compared to $212.4 million reported in the same period of the prior year. As discussed above, growth in our injectables and active material science solutions markets, along with higher tooling and favorable translation of our foreign entity results to the U.S. dollar were partially offset by lower product sales in our prescription and consumer healthcare markets. This shift in the mix of sales between our markets led to a lower Adjusted EBITDA margin as a percentage of sales.
BEAUTY + HOME SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form the Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$360,246	$299,786	$707,192	$624,346
Adjusted EBITDA (1)	37,910	23,974	73,266	58,221
Adjusted EBITDA margin (1)	10.5%	8.0%	10.4%	9.3%
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

Reported net sales for the quarter ended June 30, 2021 increased 20% to $360.2 million compared to $299.8 million in the second quarter of the prior year. Changes in currency rates positively impacted net sales by 7% in the second quarter of 2021. Therefore, core sales increased 13% in the second quarter of 2021 compared to the same quarter of the prior year, which was the height of the COVID-19 pandemic. Approximately 75% of this growth came from increased volumes. Core sales of our products to the beauty market increased 28% as we started to see higher consumer demand for products with our fragrance and facial skincare solutions. Personal care core sales decreased 1% as higher sales to the hair care and sun care markets were offset by declines in personal cleansing, as hand sanitizer demand began to normalize. Core sales to the home care markets increased 26% on strong demand for a variety of applications. Price adjustments related to the passing through of higher resin and other input costs, and increased tooling sales, also contributed to the top line in the quarter.

Second Quarter 2021 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	(1)%	28%	26%	13%
Currency Effects (1)	5%	9%	6%	7%
Total Reported Net Sales Growth	4%	37%	32%	20%
For the first six months of 2021, net sales increased 13% to $707.2 million compared to $624.3 million in the first six months of the prior year. Changes in currency rates positively impacted net sales by 5% while our acquisition of Fusion improved sales by 3% in the first six months of 2021. Therefore, core sales increased by 5% in the first six months of 2021 compared to the same period in the prior year. Lower sales of our beauty products in the first quarter of 2021 due to the COVID-19 pandemic flipped during the second quarter of 2021 as certain economies in the U.S. and Europe began to open. Core sales of our products to the beauty market increased 7% during the first six months of 2021 as we experienced an increase in demand for both fragrance and skin care products. Personal care core sales increased 1% as demand for our hand sanitizer dispensing solutions began to normalize. Core sales to the home care markets increased 19% on strong demand for our air care, dish care and automotive products.

Six Months Ended June 30, 2021 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	1%	7%	19%	5%
Acquisitions	—%	6%	—%	3%
Currency Effects (1)	4%	7%	5%	5%
Total Reported Net Sales Growth	5%	20%	24%	13%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the second quarter of 2021 increased 58% to $37.9 million compared to $24.0 million in the same period in the prior year. As discussed above, increases in product and tooling sales volumes drove the majority of our Adjusted EBITDA growth in the second quarter of 2021. However, inflationary increases negatively impacted our current period results as operational improvements and price pass throughs were not enough to offset the full effect of rising material and labor costs.
Adjusted EBITDA in the first six months of 2021 increased 26% to $73.3 million compared to $58.2 million reported in the same period in the prior year. Similar to the second quarter discussion above, product and tooling sales growth drove the majority of the Adjusted EBITDA improvement in the first six months of 2021 while price adjustments and productivity gains were not able to completely offset the impact of inflation. We also reported incremental profit during the first quarter of 2021 as our Fusion acquisition was effective at the beginning of the second quarter 2020.
FOOD + BEVERAGE SEGMENT
Operations that sell dispensing systems and sealing solutions to the food and beverage markets form the Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$125,443	$98,260	$241,419	$198,057
Adjusted EBITDA (1)	19,626	17,785	39,616	33,192
Adjusted EBITDA margin (1)	15.6%	18.1%	16.4%	16.8%
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
Reported sales for the quarter ended June 30, 2021 increased approximately 28% to $125.4 million compared to $98.3 million in the second quarter of the prior year. Changes in currency rates positively impacted net sales by 5%. Therefore, core sales for the second quarter of 2021 increased 23% compared to the same quarter of the prior year. Approximately 60% of the core sales increase is due to passing through higher resin and other input cost as we experienced high inflationary cost increases during the second quarter of 2021. However even without these price increases, we still reported strong growth in both our food and beverage markets. Volumes rose on increased demand for specialty food dispensing closures as consumers continued to cook at home, and we realized some recovery from low beverage demand in the second quarter of the prior year.

Second Quarter 2021 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	21%	26%	23%
Currency Effects (1)	4%	8%	5%
Total Reported Net Sales Growth	25%	34%	28%
Net sales for the first six months of 2021 increased by 22% to $241.4 million compared to $198.1 million in the first six months of 2020. Changes in currency rates positively impacted net sales by 4%. Therefore, core sales increased by 18% in the first six months of 2021 compared to the same period in the prior year. As discussed above, strong product sales and the pass-through of higher material costs positively impacted the first six months of 2021. Core sales to the food market increased 20% while core sales to the beverage market increased 13% in the first six months of 2021 compared to the same period of the prior year. For the food markets, we realized strong growth as consumers continued to cook at home during the COVID-19 pandemic. The beverage market also reported strong growth as sales of our premium bottled water and on-the-go functional drink products began to recover from the COVID-19 pandemic low levels last year.

Six Months Ended June 30, 2021 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	20%	13%	18%
Currency Effects (1)	3%	5%	4%
Total Reported Net Sales Growth	23%	18%	22%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2021 increased 10% to $19.6 million compared to $17.8 million reported in the same period of the prior year. The higher product sales discussed above more than compensated for increasing input costs and higher incentive compensation costs as our 2021 operating results are significantly better than 2020. During the second quarter of 2021, we also incurred inflationary cost increases, including resin costs. While we maintain our normal pass-through of resin prices to offset these increases, there is no margin on resin pass-through costs which negatively impacts our Adjusted EBITDA margin.
Adjusted EBITDA in the first six months of 2021 increased 19% to $39.6 million compared to $33.2 million reported in the same period of the prior year. Strong product sales along with a favorable impact of the timing of our resin pass-through drove a large part of our Adjusted EBITDA growth during the first six months of 2021.
CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net investment gains and losses related to observable market price changes on equity securities and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended June 30, 2021, Corporate & Other expenses increased to $16.0 million from $9.3 million in the second quarter of 2020. The majority of this increase relates to higher incentive compensation costs as our operating results have improved significantly during the second quarter of 2021 compared to the second quarter of 2020. We also reported higher expense on the translation of our foreign entity results to the U.S. dollar and higher professional fees.
Corporate & Other expenses in the first six months of 2021 increased to $27.6 million compared to $23.1 million reported in the same period of the prior year. As discussed above, this increase is mainly due higher incentive compensation costs, professional fees and the translation of our foreign entity results, which more than offset savings realized from lower travel and entertainment spending.

NON-U.S. GAAP MEASURES
In addition to the information presented herein that conforms to accounting principles generally accepted in the United States of America ("U.S. GAAP"), we also present financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S. GAAP financial measures because they allow for a better period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect our core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the unaudited Condensed Consolidated Statements of Income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.
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

	Three Months Ended
	June 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$811,032	$325,343	$360,246	$125,443	$—	$—

Reported net income	$55,274
Reported income taxes	19,020
Reported income before income taxes	74,294	81,806	12,122	9,691	(22,774)	(6,551)
Adjustments:
Restructuring initiatives	4,876	38	1,457	117	3,264
Net investment loss	1,611				1,611
Transaction costs related to acquisitions	2,434	2,434	—	—	—
Adjusted earnings before income taxes	83,215	84,278	13,579	9,808	(17,899)	(6,551)
Interest expense	7,175					7,175
Interest income	(624)					(624)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	89,766	84,278	13,579	9,808	(17,899)	—
Depreciation and amortization	57,790	21,701	24,331	9,818	1,940
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$147,556	$105,979	$37,910	$19,626	$(15,959)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.2%	32.6%	10.5%	15.6%

	Three Months Ended
	June 30, 2020

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$699,305	$301,259	$299,786	$98,260	$—	$—

Reported net income	$41,860
Reported income taxes	18,808
Reported income before income taxes	60,668	85,467	(12,755)	8,519	(12,004)	(8,559)
Adjustments:
Restructuring initiatives	7,331	(111)	7,324	75	43
Transaction costs related to acquisitions	3,207	—	3,207	—	—
Purchase accounting adjustments related to acquisitions and investments	3,252	293	2,959	—	—
Adjusted earnings before income taxes	74,458	85,649	735	8,594	(11,961)	(8,559)
Interest expense	8,734					8,734
Interest income	(175)					(175)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	83,017	85,649	735	8,594	(11,961)	—
Depreciation and amortization	56,429	18,617	25,939	9,191	2,682
Purchase accounting adjustments included in Depreciation and amortization above	(2,867)	(167)	(2,700)	—	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$136,579	$104,099	$23,974	$17,785	$(9,279)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.5%	34.6%	8.0%	18.1%

	Six Months Ended
	June 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,587,786	$639,175	$707,192	$241,419	$—	$—

Reported net income	$139,213
Reported income taxes	35,969
Reported income before income taxes	175,182	169,476	21,810	19,701	(22,220)	(13,585)
Adjustments:
Restructuring initiatives	8,548	73	2,553	38	5,884
Net investment gain	(15,198)				(15,198)
Transaction costs related to acquisitions	2,434	2,434	—	—	—
Adjusted earnings before income taxes	170,966	171,983	24,363	19,739	(31,534)	(13,585)
Interest expense	14,590					14,590
Interest income	(1,005)					(1,005)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	184,551	171,983	24,363	19,739	(31,534)	—
Depreciation and amortization	115,228	42,480	48,903	19,877	3,968
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$299,779	$214,463	$73,266	$39,616	$(27,566)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.9%	33.6%	10.4%	16.4%

	Six Months Ended
	June 30, 2020

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,420,858	$598,455	$624,346	$198,057	$—	$—

Reported net income	$97,110
Reported income taxes	41,594
Reported income before income taxes	138,704	175,321	(5,647)	14,481	(28,679)	(16,772)
Adjustments:
Restructuring initiatives	12,170	(142)	12,231	178	(97)
Transaction costs related to acquisitions	4,591	—	4,591	—	—
Purchase accounting adjustments related to acquisitions and investments	4,642	1,421	3,221	—	—
Adjusted earnings before income taxes	160,107	176,600	14,396	14,659	(28,776)	(16,772)
Interest expense	17,122					17,122
Interest income	(350)					(350)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	176,879	176,600	14,396	14,659	(28,776)	—
Depreciation and amortization	107,235	36,508	46,525	18,533	5,669
Purchase accounting adjustments included in Depreciation and amortization above	(3,367)	(667)	(2,700)	—	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$280,747	$212,441	$58,221	$33,192	$(23,107)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.8%	35.5%	9.3%	16.8%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2021	2020

Notes payable, revolving credit facility and overdrafts	$2,965	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	67,243	65,666
Long-Term Obligations, net of unamortized debt issuance costs	1,048,928	1,054,998
Total Debt	1,119,136	1,172,864
Less:
Cash and equivalents	291,495	300,137
Short-term investments	—	243
Net Debt	$827,641	$872,484

Total Stockholders' Equity	$1,986,663	$1,850,785
Net Debt	827,641	872,484
Net Capital	$2,814,304	$2,723,269

Net Debt to Net Capital	29.4%	32.0%

Free Cash Flow Reconciliation	June 30,	June 30,
	2021	2020

Net Cash Provided by Operations	$175,581	$227,686

Less:
Capital Expenditures	137,039	122,986
Free Cash Flow	$38,542	$104,700
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the second quarter of 2021, the U.S. dollar weakened compared to the major European currencies, Chinese yuan, and most Latin America currencies. This resulted in an additive impact on our translated results during the second quarter of 2021 when compared to the second quarter of 2020.
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. As of and for the six months ended June 30, 2021, our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues.
QUARTERLY TRENDS
Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December. Several of the markets we serve are impacted by the seasonality of underlying consumer products. This, in turn, may have an impact on our net sales and results of operations for those markets. However, we believe the diversification of our product portfolio minimizes fluctuations in our overall quarterly financial statements and results in immaterial seasonality impact on our Condensed Consolidated Financial Statements when viewed quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives. Due to uncertainty amid the COVID-19 pandemic, particularly in light of variant strains of the virus, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $291.5 million at June 30, 2021 from $305.0 million at December 31, 2020. Total short and long-term interest bearing debt of $1.1 billion at June 30, 2021 was slightly lower than the $1.2 billion at December 31, 2020. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 29.4% at June 30, 2021 compared to 32.0% at December 31, 2020. See the reconciliation under "Non-U.S. GAAP Measures".
In the first six months of 2021, our operations provided approximately $175.6 million in net cash flow compared to $227.7 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease in cash provided by operations during the first six months of 2021 is primarily attributable to an increase in working capital, driven by an increase in accounts receivable on higher June sales in 2021 compared to 2020 and higher inventory levels built in anticipation of increased sales in the second half of 2021 including more expensive input costs, which offset higher net income.
We used $137.1 million in cash for investing activities during the first six months of 2021 compared to $317.1 million during the same period a year ago. Our investment in capital projects increased $14.1 million during the first six months of 2021 compared to the first six months of 2020. Our 2021 estimated cash outlays for capital expenditures are expected to be in the range of approximately $300 to $330 million but could vary due to changes in exchange rates as well as the timing of capital projects. Compared to 2020, $158.1 million of the decline in cash utilization is due to the Fusion Acquisition in 2020. Additionally, we invested $28.8 million in our 49% equity interest of BTY and $5.0 million in our 30% equity interest of Sonmol, which are accounted for as equity method investments during the first six months of 2020. In the second half of 2021, we anticipate using approximately $160 million of cash on hand to fund acquisitions disclosed in Note 17 - Acquisitions.
Financing activities used $45.4 million in cash during the first six months of 2021 compared to $91.3 million in cash provided by financing activities during the same period a year ago. During the first six months of 2021, we used cash on hand to repay net short term revolving debt of $52.0 million and paid $48.4 million of dividends. We received proceeds from stock option exercises of $53.0 million. On July 20, 2021, we paid $56 million of the outstanding balance on the amended term loan.
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of June 30, 2021, no balance was utilized under the revolving credit facility and $112 million remained outstanding under the amended term facility. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.

Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.49 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	18.93 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.2 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.
In addition, in October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2021.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of June 30, 2021 and December 31, 2020, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $24 million and $23 million, respectively.

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

On July 22, 2021, the Board of Directors declared a quarterly cash dividend of $0.38 per share payable on August 25, 2021 to stockholders of record as of August 4, 2021.
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

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and can be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of June 30, 2021, we have not yet modified any contracts as a result of reference rate reform and are evaluating the impact this standard may have on our Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
Current macro-economic factors impacting our business are not expected to change dramatically from what we experienced in the second quarter. We expect several of our businesses, primarily beauty and beverage, to benefit from the gradual and continued reopening of economies, while the customer destocking cycle in the prescription market is expected to continue through the third quarter. In these and other markets, we expect to have more favorable comparisons to the prior year second half which was severely impacted by pandemic lockdowns. Rising input costs, including raw materials and transportation, have been and are expected to remain a headwind and we will continue to look to pass on these costs, as necessary. Our focus remains on continuing to generate yields across all our businesses with consolidated margins expected to improve.
We expect earnings per share for the third quarter of 2021, excluding any restructuring expenses, acquisition-related costs and changes in the fair value of equity investments, to be in the range of $0.90 to $0.98 and this guidance is based on an effective tax rate range of 28% to 30%.
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
•loss of one or more key accounts;
•the availability of direct labor workers and the increase in direct labor costs;
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
The table below provides information as of June 30, 2021 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2021.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$18,926	1.2055	18,602 - 18,926
EUR / BRL	10,823	6.5847	9,836 - 10,823
CZK / EUR	4,303	0.0389	4,303 - 5,084
EUR / THB	4,163	38.0078	3,520 - 4,163
EUR / INR	3,836	91.3400	3,836 - 3,935
CHF / EUR	3,186	0.9137	3,186 - 6,834
EUR / MXN	1,618	24.2431	1,152 - 1,618
MXN / USD	1,400	0.0490	1,100 - 1,400
USD / EUR	881	0.8296	442 - 2,818
GBP / EUR	711	1.1553	616 - 1,239
EUR / CHF	95	1.0924	0 - 259
Total	$49,942
As of June 30, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $30 thousand in prepaid and other and $1.5 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. We also entered into a EUR/USD floating-to-fixed cross currency interest rate swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $4.1 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2021, the Plan purchased 7,490 shares of our common stock on behalf of the participants at an average price of $147.26, for an aggregate amount of $1.1 million, and sold no shares of our common stock on behalf of the participants. At June 30, 2021, the Plan owned 103,242 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2021, we did not repurchase any shares. As of June 30, 2021, there was $278.5 million of authorized share repurchases available to us. Amid the COVID-19 pandemic, we have been focused on preserving our liquidity and therefore temporarily suspended our share repurchase plan in 2020. While we continue to assess the impact the pandemic is having on our business throughout 2021, we removed the aforementioned suspension during the first quarter of 2021 in order to preserve our flexibility to make repurchases from time to time depending on market conditions.

ITEM 6. EXHIBITS

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of June 30, 2021, among the Company, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed July 2, 2021, is incorporated herein by reference.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2021, filed with the SEC on July 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Balance Sheets – June 30, 2021 and December 31, 2020, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2021 and 2020, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2021 and 2020 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: July 30, 2021