Form 10-Q
period 2021-09-30
APTARGROUP INC
filed 2021-10-29
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of October 22, 2021, was 65,827,106 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2021

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Sales	$825,442	$759,153	$2,413,228	$2,180,011
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	537,085	479,672	1,548,840	1,372,630
Selling, research & development and administrative	135,931	121,850	411,192	371,407
Depreciation and amortization	59,280	55,179	174,508	162,414
Restructuring initiatives	10,223	3,415	18,771	15,585
Total Operating Expenses	742,519	660,116	2,153,311	1,922,036
Operating Income	82,923	99,037	259,917	257,975

Other Income (Expense):
Interest expense	(8,011)	(8,851)	(22,601)	(25,973)
Interest income	401	249	1,406	599
Net investment (loss) gain	(9,021)	—	6,177	—
Equity in results of affiliates	(71)	(256)	(505)	(1,383)
Miscellaneous, net	13	(1,040)	(2,978)	(3,375)
Total Other Expense	(16,689)	(9,898)	(18,501)	(30,132)

Income before Income Taxes	66,234	89,139	241,416	227,843

Provision for Income Taxes	19,340	25,404	55,309	66,998

Net Income	$46,894	$63,735	$186,107	$160,845

Net Loss (Income) Attributable to Noncontrolling Interests	$366	$(19)	$381	$(37)

Net Income Attributable to AptarGroup, Inc.	$47,260	$63,716	$186,488	$160,808

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.72	$0.99	$2.84	$2.50
Diluted	$0.70	$0.95	$2.75	$2.42

Average Number of Shares Outstanding:
Basic	65,900	64,562	65,652	64,278
Diluted	67,801	66,922	67,799	66,483

Dividends per Common Share	$0.38	$0.36	$1.12	$1.08

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income	$46,894	$63,735	$186,107	$160,845
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(30,410)	42,425	(57,783)	19,292
Changes in derivative gains (losses), net of tax	230	(147)	1,039	603
Defined benefit pension plan, net of tax
Actuarial gain, net of tax	87	—	529	—
Amortization of prior service cost included in net income, net of tax	25	73	90	216
Amortization of net loss included in net income, net of tax	2,333	1,490	7,041	4,423
Total defined benefit pension plan, net of tax	2,445	1,563	7,660	4,639
Total other comprehensive (loss) income	(27,735)	43,841	(49,084)	24,534
Comprehensive Income	19,159	107,576	137,023	185,379
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	832	(28)	847	(47)
Comprehensive Income Attributable to AptarGroup, Inc.	$19,991	$107,548	$137,870	$185,332
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	September 30, 2021	December 31, 2020
Assets
Cash and equivalents	$114,557	$300,137
Short-term investments	319	243
Total Cash and equivalents and Short-term investments	114,876	300,380
Accounts and notes receivable, less current expected credit loss ("CECL") of $7,030 in 2021 and $5,918 in 2020	662,112	566,623
Inventories	437,343	379,379
Prepaid and other	129,728	122,613
Total Current Assets	1,344,059	1,368,995
Land	28,582	28,334
Buildings and improvements	620,649	579,616
Machinery and equipment	2,835,425	2,808,623
Property, Plant and Equipment, Gross	3,484,656	3,416,573
Less: Accumulated depreciation	(2,235,692)	(2,217,825)
Property, Plant and Equipment, Net	1,248,964	1,198,748
Investments in equity securities	62,343	50,087
Goodwill	986,779	898,521
Intangible assets, net	372,814	344,309
Operating lease right-of-use assets	55,952	69,845
Miscellaneous	60,574	59,548
Total Other Assets	1,538,462	1,422,310
Total Assets	$4,131,485	$3,990,053
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	September 30, 2021	December 31, 2020
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$58,583	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	142,674	65,666
Accounts payable, accrued and other liabilities	707,111	662,463
Total Current Liabilities	908,368	780,329
Long-Term Obligations, net of unamortized debt issuance costs	915,750	1,054,998
Deferred income taxes	41,662	37,242
Retirement and deferred compensation plans	153,829	145,959
Operating lease liabilities	41,394	52,212
Deferred and other non-current liabilities	74,489	68,528
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	311,374	303,941
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.3 and 69.5 million shares issued as of September 30, 2021 and December 31, 2020, respectively	703	695
Capital in excess of par value	902,601	849,161
Retained earnings	1,756,820	1,643,825
Accumulated other comprehensive loss	(330,327)	(281,709)
Less: Treasury stock at cost, 4.5 and 4.5 million shares as of September 30, 2021 and December 31, 2020, respectively	(371,896)	(361,583)
Total AptarGroup, Inc. Stockholders’ Equity	1,957,901	1,850,389
Noncontrolling interests in subsidiaries	38,092	396
Total Stockholders’ Equity	1,995,993	1,850,785
Total Liabilities and Stockholders’ Equity	$4,131,485	$3,990,053
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2021 and 2020	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - June 30, 2020	$1,573,392	$(361,256)	$690	$(370,706)	$803,511	$355	$1,645,986
Net income	63,716	—	—	—	—	19	63,735
Foreign currency translation adjustments	—	42,416	—	—	—	9	42,425
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	1,563	—	—	—	—	1,563
Changes in derivative gains (losses), net of tax	—	(147)	—	—	—	—	(147)
Stock awards and option exercises	—	—	3	5,845	23,762	—	29,610
Cash dividends declared on common stock	(23,217)	—	—	—	—	—	(23,217)
Balance - September 30, 2020	$1,613,891	$(317,424)	$693	$(364,861)	$827,273	$383	$1,759,955

Balance - June 30, 2021	$1,734,638	$(303,058)	$702	$(344,382)	$898,382	$381	$1,986,663
Net income (loss)	47,260	—	—	—	—	(366)	46,894
Acquisitions of non-controlling interest	—	—	—	—	—	38,543	38,543
Foreign currency translation adjustments	—	(29,944)	—	—	—	(466)	(30,410)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,445	—	—	—	—	2,445
Changes in derivative gains (losses), net of tax	—	230	—	—	—	—	230
Stock awards and option exercises	—	—	1	884	4,219	—	5,104
Cash dividends declared on common stock	(25,078)	—	—	—	—	—	(25,078)
Treasury stock purchased	—	—	—	(28,398)	—	—	(28,398)
Balance - September 30, 2021	$1,756,820	$(330,327)	$703	$(371,896)	$902,601	$38,092	$1,995,993

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2021 and 2020	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income	160,808	—	—	—	—	37	160,845
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	19,282	—	—	—	10	19,292
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	4,639	—	—	—	—	4,639
Changes in derivative gains (losses), net of tax	—	603	—	—	—	—	603
Stock awards and option exercises	—	—	7	16,377	56,677	—	73,061
Cash dividends declared on common stock	(69,360)	—	—	—	—	—	(69,360)
Balance - September 30, 2020	$1,613,891	$(317,424)	$693	$(364,861)	$827,273	$383	$1,759,955

Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income (loss)	186,488	—	—	—	—	(381)	186,107
Acquisitions of non-controlling interest	—	—	—	—	—	38,543	38,543
Foreign currency translation adjustments	—	(57,317)	—	—	—	(466)	(57,783)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	7,660	—	—	—	—	7,660
Changes in derivative gains (losses), net of tax	—	1,039	—	—	—	—	1,039
Stock awards and option exercises	—	—	8	18,085	53,440	—	71,533
Cash dividends declared on common stock	(73,493)	—	—	—	—	—	(73,493)
Treasury stock purchased	—	—	—	(28,398)	—	—	(28,398)
Balance - September 30, 2021	$1,756,820	$(330,327)	$703	$(371,896)	$902,601	$38,092	$1,995,993
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2021	2020

Cash Flows from Operating Activities:
Net income	$186,107	$160,845
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	144,637	132,394
Amortization	29,871	30,020
Stock-based compensation	29,720	26,191
Provision for CECL	1,016	2,345
Loss (gain) on disposition of fixed assets	(225)	475
Gain on remeasurement of equity securities	(6,177)	—
Deferred income taxes	(10,926)	(2,591)
Defined benefit plan expense	21,930	17,442
Equity in results of affiliates	505	1,383
Change in fair value of contingent consideration	3,110	4,270
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(109,194)	(31,871)
Inventories	(71,482)	3,937
Prepaid and other current assets	(13,105)	(15,932)
Accounts payable, accrued and other liabilities	63,724	60,276
Income taxes payable	(1,656)	(4,865)
Retirement and deferred compensation plan liabilities	(6,400)	(1,569)
Other changes, net	(2,082)	(1,323)
Net Cash Provided by Operations	259,373	381,427
Cash Flows from Investing Activities:
Capital expenditures	(216,689)	(173,365)
Proceeds from sale of property, plant and equipment	4,916	2,845
Purchase of short-term investment, net	(76)	—
Acquisition of business, net of cash acquired and release of escrow	(124,998)	(164,181)
Acquisition of intangible assets, net	—	(3,690)
Investment in equity securities	(5,871)	(38,455)
Notes receivable, net	(713)	(1,046)
Net Cash Used by Investing Activities	(343,431)	(377,892)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	10,059	19,191
Repayments of notes payable and overdrafts	(11,702)	(33,162)
Repayments and proceeds of short term revolving credit facility, net	6,766	70,000
Proceeds from long-term obligations	11,660	1,316
Repayments of long-term obligations	(66,026)	(63,052)
Credit facility costs	(1,718)	—
Payment of contingent consideration obligation	—	(2,765)
Dividends paid	(73,493)	(69,360)
Proceeds from stock option exercises	53,979	51,098
Purchase of treasury stock	(28,398)	—
Net Cash Used by Financing Activities	(98,873)	(26,734)
Effect of Exchange Rate Changes on Cash	(7,482)	7,605
Net Decrease in Cash and Equivalents and Restricted Cash	(190,413)	(15,594)
Cash and Equivalents and Restricted Cash at Beginning of Period	304,970	246,973
Cash and Equivalents and Restricted Cash at End of Period	$114,557	$231,379

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Fusion Acquisition and the Noble Acquisition.

Nine Months Ended September 30,	2021	2020

Cash and equivalents	$114,557	$226,546
Restricted cash included in prepaid and other	—	4,833
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$114,557	$231,379
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
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. During the third quarter of 2021, we utilized the Blue Chip Swap and recognized a gain of $1.4 million. Our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues as of and for the nine months ended September 30, 2021.
There continues to be many uncertainties regarding the current COVID-19 pandemic, including the availability, adoption, and efficacy of approved vaccines within certain areas of the world and the potential for additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus. No impairments were recorded as of September 30, 2021 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions, and labor shortages, future results could be negatively affected by the pandemic and therefore our results could be materially impacted.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. At September 30, 2021, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and the global cash management goals of the Company.
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

NOTE 2 – REVENUE
Revenue by segment and geography for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended September 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$202,893	$89,620	$5,318	$15,394	$313,225
Beauty + Home	193,772	109,103	40,441	30,772	374,088
Food + Beverage	36,824	81,514	11,991	7,800	138,129
Total	$433,489	$280,237	$57,750	$53,966	$825,442

	For the Three Months Ended September 30, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$206,376	$92,932	$4,846	$11,604	$315,758
Beauty + Home	165,701	109,175	37,921	24,434	337,231
Food + Beverage	29,688	60,439	6,668	9,369	106,164
Total	$401,765	$262,546	$49,435	$45,407	$759,153

	For the Nine Months Ended September 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$623,060	$272,442	$15,982	$40,916	$952,400
Beauty + Home	575,383	311,589	113,665	80,643	1,081,280
Food + Beverage	97,728	220,551	33,129	28,140	379,548
Total	$1,296,171	$804,582	$162,776	$149,699	$2,413,228

	For the Nine Months Ended September 30, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$598,319	$264,995	$18,412	$32,487	$914,213
Beauty + Home	505,063	285,369	103,995	67,150	961,577
Food + Beverage	86,298	172,507	21,191	24,225	304,221
Total	$1,189,680	$722,871	$143,598	$123,862	$2,180,011
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2020	Balance as of September 30, 2021	Increase/ (Decrease)
Contract asset (current)	$16,109	$18,656	$2,547
Contract liability (current)	87,188	84,199	(2,989)
Contract liability (long-term)	21,584	21,725	141
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $80.4 million, including $44.9 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts Payable, Accrued and Other Liabilities and Deferred and Other Non-current Liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of September 30, 2021 or December 31, 2020.
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

NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	September 30, 2021	December 31, 2020
Raw materials	$139,678	$116,029
Work in process	134,128	115,870
Finished goods	163,537	147,480
Total	$437,343	$379,379

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reporting segment since December 31, 2020 are as follows:

	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Total
Goodwill	$436,731	$333,111	$128,679	$1,615	$900,136
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of December 31, 2020	$436,731	$333,111	$128,679	$—	$898,521
Acquisitions	110,158	—	—	—	110,158
Foreign currency exchange effects	(15,961)	(5,607)	(332)	—	(21,900)
Goodwill	$530,928	$327,504	$128,347	$1,615	$988,394
Accumulated impairment losses	—	—	—	(1,615)	(1,615)
Balance as of September 30, 2021	$530,928	$327,504	$128,347	$—	$986,779
The table below shows a summary of intangible assets as of September 30, 2021 and December 31, 2020.

		September 30, 2021			December 31, 2020
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	13.9	$2,785	$(1,436)	$1,349	$2,861	$(1,477)	$1,384
Acquired technology	11.5	140,224	(42,803)	97,421	111,854	(36,943)	74,911
Customer relationships	15.4	312,905	(71,872)	241,033	286,644	(56,714)	229,930
Trademarks and trade names	6.9	45,194	(21,544)	23,650	46,174	(17,437)	28,737
License agreements and other	37.6	16,504	(7,143)	9,361	19,208	(9,861)	9,347
Total intangible assets	14.4	$517,612	$(144,798)	$372,814	$466,741	$(122,432)	$344,309
Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2021 and 2020 was $10,249 and $9,686, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2021 and 2020 was $29,871 and $30,020, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2021	$11,614	(remaining estimated amortization for 2021)
2022	43,874
2023	43,791
2024	40,651
2025 and thereafter	232,884
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2021.

NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2021 and 2020, respectively, was 29.2% and 28.5%. The higher reported effective tax rate for the three months ended September 30, 2021 reflects lower tax benefits from employee stock-based compensation offset in part by a more favorable mix of earnings.
The effective tax rate for the nine months ended September 30, 2021 and 2020, respectively, was 22.9% and 29.4%. The effective tax rate for the nine months ended September 30, 2021 reflects higher additional tax benefits than the prior year from employee stock-based compensation and a more favorable mix of earnings.
NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At September 30, 2021 and December 31, 2020, our notes payable, revolving credit facility and overdrafts consisted of the following:

	September 30, 2021	December 31, 2020
Notes payable 0.0%	$—	$200
Revolving credit facility 1.00% to 1.08%	58,583	52,000
	$58,583	$52,200
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of September 30, 2021, $47 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.6 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. As of December 31, 2020, under our prior credit facility, we utilized $52.0 million under the U.S. revolving facility and no balance was utilized under the euro-based revolving credit facility.
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
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2021 or December 31, 2020.

Long-Term Obligations
At September 30, 2021 and December 31, 2020, our long-term obligations consisted of the following:

	September 30, 2021	December 31, 2020
Notes payable 0.00% – 8.92%, due in monthly and annual installments through 2028	$24,967	$14,002
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured debts 1.26% USD floating swapped to 1.36% EUR fixed, due in 2022	56,000	112,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 1.0%, due in 2023	115,830	122,100
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	231,660	244,200
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Finance Lease Liabilities	31,197	30,025
Unamortized debt issuance costs	(1,230)	(1,663)
	$1,058,424	$1,120,664
Current maturities of long-term obligations	(142,674)	(65,666)
Total long-term obligations	$915,750	$1,054,998
The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are:

Year One	$138,734
Year Two	121,784
Year Three	460,593
Year Four	53,725
Year Five	253,471
Thereafter	150
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.76 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	19.39 to 1.00
________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
NOTE 7 – LEASES
We lease certain warehouse, plant and office facilities as well as certain equipment under non-cancelable operating and finance leases expiring at various dates through the year 2034. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.
Amortization expense related to finance leases is included in depreciation expense while rent expense related to operating leases is included within cost of sales and selling, research & development and administrative expenses (“SG&A”).

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$5,423	$6,076	$17,256	$17,171

Finance lease cost:
Amortization of right-of-use assets	$1,107	$905	$3,182	$3,010
Interest on lease liabilities	343	356	1,030	1,073
Total finance lease cost	$1,450	$1,261	$4,212	$4,083

Short-term lease and variable lease costs	$3,353	$2,466	$8,925	$7,344
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,310	$17,060
Operating cash flows from finance leases	1,052	1,089
Financing cash flows from finance leases	3,392	3,678

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,890	$19,255
Finance leases	5,707	3,356
NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS
Effective January 1, 2021, our domestic noncontributory retirement plans were closed to new employees and employees who were rehired after December 31, 2020. These employees are instead eligible for additional contribution to their defined contribution 401(k) employee savings plan. All domestic employees with hire/rehire dates prior to January 1, 2021 are still eligible for the domestic pension plans and continue to accrue plan benefits after this date.

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2021	2020	2021	2020
Service cost	$4,074	$3,570	$2,037	$1,867
Interest cost	1,601	1,761	203	360
Expected return on plan assets	(3,060)	(3,062)	(675)	(671)
Amortization of net loss	2,498	1,422	568	544
Amortization of prior service cost	—	—	34	101
Net periodic benefit cost	$5,113	$3,691	$2,167	$2,201

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2021	2020	2021	2020
Service cost	$12,242	$10,709	$6,186	$5,402
Interest cost	4,816	5,284	629	1,040
Expected return on plan assets	(9,197)	(9,186)	(2,119)	(1,936)
Amortization of net loss	7,502	4,264	1,748	1,572
Amortization of prior service cost	—	—	123	293
Net periodic benefit cost	$15,363	$11,071	$6,567	$6,371

The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. We contributed $1.0 million to our ongoing domestic supplemental executive retirement plan (SERP) annuity contracts during the nine months ended September 30, 2021 and we do not expect additional significant payments during 2021. We have contributed approximately $2.8 million to our foreign defined benefit plans during the nine months ended September 30, 2021 and do not expect additional significant contributions during 2021.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive income (loss) before reclassifications	19,282	—	(4,342)	14,940
Amounts reclassified from accumulated other comprehensive income	—	4,639	4,945	9,584
Net current-period other comprehensive income	19,282	4,639	603	24,524
Balance - September 30, 2020	$(237,842)	$(78,508)	$(1,074)	$(317,424)

Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive (loss) income before reclassifications	(57,317)	529	7,346	(49,442)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,131	(6,307)	824
Net current-period other comprehensive (loss) income	(57,317)	7,660	1,039	(48,618)
Balance - September 30, 2021	$(235,342)	$(94,662)	$(323)	$(330,327)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended September 30,	2021	2020

Defined Benefit Pension Plans
Amortization of net loss	$3,066	$1,966	(1)
Amortization of prior service cost	34	101	(1)
	3,100	2,067	Total before tax
	(742)	(504)	Tax impact
	$2,358	$1,563	Net of tax
Derivatives
Changes in cross currency swap: interest component	$2	$(146)	Interest Expense
Changes in cross currency swap: foreign exchange component	(3,052)	6,099	Miscellaneous, net
	$(3,050)	$5,953	Net of tax
Total reclassifications for the period	$(692)	$7,516

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Nine Months Ended September 30,	2021	2020

Defined Benefit Pension Plans
Amortization of net loss	$9,250	$5,836	(1)
Amortization of prior service cost	123	293	(1)
	9,373	6,129	Total before tax
	(2,242)	(1,490)	Tax impact
	$7,131	$4,639	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(16)	$(1,434)	Interest Expense
Changes in cross currency swap: foreign exchange component	(6,291)	6,379	Miscellaneous, net
	$(6,307)	$4,945	Net of tax
Total reclassifications for the period	$824	$9,584
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
During 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under our prior credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency interest rate swap in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $0.3 million of loss is included in accumulated other comprehensive loss at September 30, 2021. The amount expected to be recognized into earnings during the next 10 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at September 30, 2021 is a gain of $8 thousand. The amount expected to be recognized into earnings during the next 10 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of September 30, 2021, the fair value of the cross currency swap was a $0.7 million liability. The swap contract expires on July 20, 2022.

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
Other
As of September 30, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.2 million in accounts payable, accrued and other liabilities on the balance sheet. All forward exchange contracts outstanding as of September 30, 2021 had an aggregate notional contract amount of $47.5 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020

		September 30, 2021		December 31, 2020
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$254	$—	$322
		$—	$254	$—	$322

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$226	$—	$146
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	738	—	8,309	—
		$738	$226	$8,309	$146
__________________________
(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2021 and 2020

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2021	2020		2021	2020
Cross currency swap contract:
Interest component	$228	$(1)	Interest expense	$(2)	$146	$(8,011)
Foreign exchange component	3,052	(6,099)	Miscellaneous, net	3,052	(6,099)	13
	$3,280	$(6,100)		$3,050	$(5,953)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2021 and 2020

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2021	2020		2021	2020
Cross currency swap contract:
Interest component	$1,055	$2,037	Interest expense	$16	$1,434	$(22,601)
Foreign exchange component	6,291	(6,379)	Miscellaneous, net	6,291	(6,379)	(2,978)
	$7,346	$(4,342)		$6,307	$(4,945)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2021 and 2020

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2021	2020
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$1,518	$(994)
		$1,518	$(994)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2021 and 2020

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2021	2020
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(171)	$(187)
		$(171)	$(187)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2021
Derivative Assets	$254	—	$254	—	—	$254
Total Assets	$254	—	$254	—	—	$254

Derivative Liabilities	$964	—	$964	—	—	$964
Total Liabilities	$964	—	$964	—	—	$964

December 31, 2020
Derivative Assets	$322	—	$322	—	—	$322
Total Assets	$322	—	$322	—	—	$322

Derivative Liabilities	$8,455	—	$8,455	—	—	$8,455
Total Liabilities	$8,455	—	$8,455	—	—	$8,455

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$11,908	$11,908	$—	$—
Foreign exchange contracts (2)	254	—	254	—
Total assets at fair value	$12,162	$11,908	$254	$—
Liabilities
Foreign exchange contracts (2)	$226	$—	$226	$—
Cross currency swap contract (2)	738	—	738	—
Contingent consideration obligation	34,250	—	—	34,250
Total liabilities at fair value	$35,214	$—	$964	$34,250

As of December 31, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (2)	$322	$—	$322	$—
Total assets at fair value	$322	$—	$322	$—
Liabilities
Foreign exchange contracts (2)	$146	$—	$146	$—
Cross currency swap contract (2)	8,309	—	8,309	—
Contingent consideration obligation	31,140	—	—	31,140
Total liabilities at fair value	$39,595	$—	$8,455	$31,140
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle" ). See Note 18 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $0.9 billion as of September 30, 2021 and $1.1 billion as of December 31, 2020.
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

We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	September 30, 2021	December 31, 2020
Fusion Acquisition	$28,340	$26,910
Noble Acquisition	5,910	4,230
	$34,250	$31,140

Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2020	$31,140
Increase in fair value recorded in earnings	3,110
Balance, September 30, 2021	$34,250
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

Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2021 and December 31, 2020.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and retrospectively. In May 2021, the Supreme Court of Brazil issued a judgment establishing rules for the refund of amounts paid in excess based on the calculation methodology to be applied. In June 2021 and June 2020, we received favorable court decisions of $1.6 million and $0.7 million, respectively, for the retrospective right to recover part of our claim. These amounts were recorded in cost of sales. On September 30, 2021, we received a formal decision statement from the Federal Regional Court of Brazil that the favorable court decisions are final. As a result, in September, we recorded recoveries of $2.7 million in cost of sales. We estimate an additional $2.6 million to $3.0 million including interest may be received, but have not recorded any further amounts due to uncertainty in the estimate and collectability.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of September 30, 2021.
NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2021, we repurchased approximately 220 thousand shares for approximately $28.4 million. During the three and nine months ended September 30, 2020, we did not repurchase any shares. As of September 30, 2021, there was $250.1 million of authorized share repurchases available to us.
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

Nine Months Ended September 30,	2021	2020
Fair value per stock award	$171.63	$94.98
Grant date stock price	$141.59	$83.93
Assumptions:
Aptar's stock price expected volatility	21.40%	23.80%
Expected average volatility of peer companies	50.00%	48.50%
Correlation assumption	58.10%	63.50%
Risk-free interest rate	0.32%	0.31%
Dividend yield assumption	1.02%	1.72%
A summary of RSU activity as of September 30, 2021 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	576,198	$92.47	590,064	$100.27
Granted	143,807	138.89	169,974	152.51
Vested	(220,723)	96.13	(72,139)	128.66
Forfeited	(3,918)	102.54	(32,561)	92.26
Nonvested at September 30, 2021	495,364	$108.36	655,338	$111.09
Included in the activity for the nine months ended September 30, 2021 time-based RSUs are 10,007 units granted to non-employee directors and 12,379 units vested related to non-employee directors.

Nine Months Ended September 30,	2021	2020
Compensation expense	$29,493	$24,497
Fair value of units vested	29,671	11,188
Intrinsic value of units vested	39,752	13,475
The actual tax benefit realized for the tax deduction from RSUs was approximately $5.5 million in the nine months ended September 30, 2021. As of September 30, 2021, there was $50.9 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 1.9 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.

 A summary of option activity under our stock plans during the nine months ended September 30, 2021 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2021	3,998,047	$70.28	99,200	$60.80
Granted	—	—	—	—
Exercised	(841,091)	64.57	(47,500)	57.40
Forfeited or expired	(10,153)	75.46	—	—
Outstanding at September 30, 2021	3,146,803	$71.79	51,700	$63.91
Exercisable at September 30, 2021	3,146,803	$71.79	51,700	$63.91
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2021	4.3		2.3
Exercisable at September 30, 2021	4.3		2.3
Aggregate Intrinsic Value:
Outstanding at September 30, 2021	$153,196		$2,924
Exercisable at September 30, 2021	$153,196		$2,924
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2021	$65,139		$4,248
September 30, 2020	$44,086		$2,183

Nine Months Ended September 30,	2021	2020
Compensation expense (included in SG&A)	$185	$1,409
Compensation expense (included in Cost of sales)	42	285
Compensation expense, Total	$227	$1,694
Compensation expense, net of tax	174	1,289
Grant date fair value of options vested	2,421	7,601
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $54.0 million during the nine months ended September 30, 2021. The actual tax benefit realized for the tax deduction from option exercises was approximately $15.4 million and $10.8 million in the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there is no remaining valuation of stock option awards to be expensed in future periods.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$47,260	$47,260	$63,716	$63,716

Average equivalent shares
Shares of common stock	65,900	65,900	64,562	64,562
Effect of dilutive stock-based compensation
Stock options	1,464	—	1,809	—
Restricted stock	437	—	551	—
Total average equivalent shares	67,801	65,900	66,922	64,562
Net income per share	$0.70	$0.72	$0.95	$0.99

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$186,488	$186,488	$160,808	$160,808

Average equivalent shares
Shares of common stock	65,652	65,652	64,278	64,278
Effect of dilutive stock-based compensation
Stock options	1,688	—	1,770	—
Restricted stock	459	—	435	—
Total average equivalent shares	67,799	65,652	66,483	64,278
Net income per share	$2.75	$2.84	$2.42	$2.50
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

Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Sales:
Pharma	$317,358	$317,610	$961,718	$921,085
Beauty + Home	378,158	342,710	1,098,176	979,645
Food + Beverage	138,735	106,667	381,356	305,991
Total Sales	$834,251	$766,987	$2,441,250	$2,206,721
Less: Intersegment Sales:
Pharma	$4,133	$1,852	$9,318	$6,872
Beauty + Home	4,070	5,479	16,896	18,068
Food + Beverage	606	503	1,808	1,770
Total Intersegment Sales	$8,809	$7,834	$28,022	$26,710
Net Sales:
Pharma	$313,225	$315,758	$952,400	$914,213
Beauty + Home	374,088	337,231	1,081,280	961,577
Food + Beverage	138,129	106,164	379,548	304,221
Net Sales	$825,442	$759,153	$2,413,228	$2,180,011
Adjusted EBITDA (1):
Pharma	$100,738	$112,436	$315,201	$324,877
Beauty + Home	43,789	34,733	117,055	92,954
Food + Beverage	22,379	20,351	61,995	53,543
Corporate & Other, unallocated	(12,745)	(10,964)	(40,311)	(34,071)
Acquisition-related costs (2)	(1,793)	(221)	(4,227)	(6,087)
Restructuring Initiatives (3)	(10,223)	(3,415)	(18,771)	(15,585)
Net investment (loss) gain (4)	(9,021)	—	6,177	—
Depreciation and amortization	(59,280)	(55,179)	(174,508)	(162,414)
Interest Expense	(8,011)	(8,851)	(22,601)	(25,973)
Interest Income	401	249	1,406	599
Income before Income Taxes	$66,234	$89,139	$241,416	$227,843
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
(3)Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2021 and 2020 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring Initiatives by Segment
Pharma	$13	$300	$86	$158
Beauty + Home	5,442	3,144	7,995	15,375
Food + Beverage	131	(31)	169	147
Corporate & Other	4,637	2	10,521	(95)
Total Restructuring Initiatives	$10,223	$3,415	$18,771	$15,585
(4)Net investment (loss) gain represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).

NOTE 17 – ACQUISITIONS
Business Combinations
On September 2, 2021, following the signature of a share purchase agreement on July 22, 2021 and the approval of the French Ministry of Economy under the foreign investment clearance regulations, we completed the acquisition of 64.3% of the share capital of Voluntis (the “Voluntis Acquisition”). Voluntis, based in Paris, France and Boston, MA, is a pioneer in digital therapeutics. We acquired from certain members of the management and certain shareholders the entirety of their shares representing approximately 64.3% of the share capital of Voluntis (on a non-diluted basis) at a price of €8.70 per share for approximately €50.8 million (approximately $60.4 million) funded with available cash on hand. This values the full company equity (on a fully diluted basis) at approximately €79.1 million (approximately $93.9 million). Aptar launched a mandatory cash simplified tender offer to acquire Voluntis's remaining shares for the same price of €8.70 per share (the "tender offer"). During September 2021, Aptar acquired €8.4 million (approximately $9.9 million) of additional shares from the tender offer, bringing the total investment as of September 30, 2021 to approximately €59.2 million (approximately $70.3 million) representing 74.9% of the total share capital, and implies a non-controlling interest valued at €19.9 million (approximately $23.6 million). If the regulatory conditions are met upon completion of the tender offer, Aptar intends to implement a mandatory squeeze-out on the remaining outstanding shares of Voluntis on the same financial terms as those of the tender offer. The squeeze-out will be funded with available cash on hand. We are in the process of finalizing purchase accounting. Subsequent to quarter end, the tender offer was completed with available cash on hand and we acquired an additional 21.6% of the share capital for €17.1 million (approximately $19.8 million), resulting in Aptar owning 96.5% of the share capital of Voluntis. The squeeze-out is expected to be completed before the end of the fourth quarter of 2021.
On August 17, 2021, we completed the acquisition (the "Hengyu Acquisition") of 80% of the equity interests of Weihai Hengyu Medical Products Co., Ltd. ("Hengyu"). Hengyu, a leading Chinese manufacturer of elastomeric and plastic components used in injectable drug delivery, is based in Weihai, China. Under the terms of the agreement, 90% of the estimated purchase price for 80% ownership, RMB 347.7 million (approximately $53.6 million), was paid to the sellers in August 2021, with available cash on hand. A final purchase price adjustment of RMB 1.5 million (approximately $0.2 million) was recorded to Accounts payable, accrued and other liabilities and will be paid in the fourth quarter of 2021. The remaining 10% of the acquisition price for 80% ownership, RMB 38.7 million (approximately $6.0 million), is payable to the sellers eighteen months after closing plus simple interest of 4% and will be funded with available cash on hand. This values the full company equity (on a fully diluted basis) at RMB 484.9 million (approximately $74.8 million) and implies a non-controlling interest valued at RMB 97 million (approximately $15 million) as of the acquisition date. Pursuant to the agreement, we have the option to acquire the remaining 20% of the equity of Hengyu upon the fifth anniversary of the closing date. We are in the process of finalizing purchase accounting.

On April 1, 2020, we completed the Fusion Acquisition for a purchase price of approximately $163.8 million (net of $1.0 million of cash acquired), which was funded by a draw on our prior credit facility and cash on hand. Fusion, based in Dallas, TX, is a global leader in the design, engineering and distribution of luxury packaging for the beauty industry. As part of the Fusion Acquisition, we are also obligated to pay to the selling equity holders of Fusion certain contingent consideration based on 2022 cumulative financial performance metrics as defined in the purchase agreement. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $19.1 million utilizing a Black-Scholes valuation model. During the fourth quarter of 2020, a $3.6 million fair value true-up was recorded as an adjustment to the opening balance of goodwill and contingent liability. As of September 30, 2021, we have estimated the aggregate fair value for this contingent consideration arrangement to be $28.3 million.
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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition dates at estimated fair value.

	2021	2020
Assets
Cash and equivalents	$3,852	$1,010
Accounts receivable	5,208	4,380
Inventories	606	386
Other Receivable	286	—
Prepaid and other	2,051	1,090
Property, plant and equipment	16,259	2,885
Goodwill	110,135	103,130
Intangible assets	63,808	79,900
Operating lease right-of-use assets	2,309	4,744
Other miscellaneous assets	100	65
Liabilities
Current maturities of long-term obligations, net of unamortized debt issuance costs	1,410	—
Accounts payable, accrued and other liabilities	9,663	5,641
Deferred income taxes	16,792	—
Operating lease liabilities	2,306	4,207
Deferred and other non-current liabilities	5,770	322
Net assets acquired	$168,673	$187,420
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition dates:

	2021		2020
	Weighted-Average Useful Life (in Years)	Estimated Fair Value of Assets	Weighted-Average Useful Life (in Years)	Estimated Fair Value of Assets
Acquired technology	10	$32,145	4	$4,600
Customer relationships	11.5	30,258	13	62,300
Trademarks and trade names	0	—	4	10,300
License agreements and other	0.25	1,405	0.25	2,700
Total		$63,808		$79,900
Goodwill in the amounts of $71.9 million and $38.2 million were recorded in the Pharma segment related to the Voluntis and Hengyu Acquisitions, respectively. Goodwill in the amount of $103.1 million was recorded related to the Fusion Acquisition which is included in the Beauty + Home segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill acquired in 2021 acquisitions, largely consists of developed technologies and customer relationships, while goodwill acquired in 2020 acquisitions consists of unique relationships, brand equity and proprietary technology that has been established creating niches such as turnkey solutions for the beauty market related to the Fusion Acquisition as well as the abilities of acquired companies to maintain their competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. For the 2021 and 2020 acquisitions, goodwill of $80.6 million is deductible for tax purposes.
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

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	September 30, 2021	December 31, 2020
Equity Method Investments:
BTY	$32,884	$33,020
Sonmol	5,819	5,598
Kali Care	420	535
Desotec GmbH	921	964

Other Investments:
PureCycle	11,908	5,397
YAT	5,895	—
Loop	2,894	2,894
Others	1,602	1,679
	$62,343	$50,087
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
Kali Care
During 2017, we invested $5 million to acquire 20% of the equity interests in Kali Care, a technology company that provides digital monitoring systems for medical devices. During the fourth quarter of 2020, we recognized an other than temporary impairment of $3.0 million ($2.3 million after-tax) on our underlying assets in this investment as a result of a reassessment of the future value of the business and continued reduction in operating cash flows. In addition to our investment, we also hold a note receivable from Kalicare for $1.5 million which is included in accounts and notes receivable in the Condensed Consolidated Balance Sheets.
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

In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. In September 2021, we received $333 thousand of shares of PCT in exchange for our resource dedication for technological partnership and support. For the three and nine months ended September 30, 2021, we recorded a net unrealized loss on our investment in PureCycle of $9.0 million and a net unrealized gain of $6.2 million, respectively.
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the nine months ended September 30, 2021 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. For the three and nine months ended September 30, 2021, we recognized $10.2 million and $18.8 million of restructuring costs related to this plan, respectively. For the three and nine months ended September 30, 2020, we recognized $3.4 million and $15.6 million of restructuring costs related to this plan, respectively. Using current exchange rates, we estimate total implementation costs of approximately $135 million for these initiatives, including costs that have been recognized to date. The cumulative expense incurred as of September 30, 2021 was $131.8 million and we do not expect additional, significant restructuring costs related to this plan. We have also made total capital investments related to this plan of approximately $50 million, with no further significant capital investments expected.
As of September 30, 2021 we have recorded the following activity associated with the business transformation:

	Beginning Reserve at 12/31/2020	Net Charges for the Nine Months Ended 9/30/2021	Cash Paid	Interest and FX Impact	Ending Reserve at 9/30/2021
Employee severance	$7,956	$293	$(5,506)	$(179)	$2,564
Professional fees and other costs	2,533	18,478	(20,117)	(46)	848
Totals	$10,489	$18,771	$(25,623)	$(225)	$3,412

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.1	63.2	64.2	63.0
Selling, research & development and administrative	16.5	16.1	17.0	17.0
Depreciation and amortization	7.2	7.3	7.2	7.5
Restructuring initiatives	1.2	0.4	0.8	0.7
Operating income	10.0	13.0	10.8	11.8
Other income (expense)	(2.0)	(1.3)	(0.8)	(1.3)
Income before income taxes	8.0	11.7	10.0	10.5
Net Income	5.7	8.4	7.7	7.4
Effective tax rate	29.2%	28.5%	22.9%	29.4%
Adjusted EBITDA margin (1)	18.7%	20.6%	18.8%	20.1%
________________________________________________
(1)Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
There continues to be many uncertainties regarding the current COVID-19 pandemic, including the availability, adoption, and efficacy of approved vaccines within certain areas of the world and the potential for additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus. No impairments were recorded as of September 30, 2021 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions, and labor shortages, future results could be negatively affected by the pandemic and therefore our results could be materially impacted.
NET SALES
We reported net sales of $825.4 million for the quarter ended September 30, 2021, which represents a 9% increase compared to $759.2 million reported during the third quarter of 2020. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies, resulting in a positive currency translation impact of 1%. There was no significant impact from our acquisitions of Voluntis and Hengyu during the third quarter of 2021. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 8% in the third quarter of 2021 compared to the same period in 2020. Inflation had a strong impact on our core sales during the current quarter. Of our 8% core sales increase, approximately 5% is due to price adjustments related to the passing through of higher resin and other input costs. Our Beauty + Home and Food + Beverage segments both reported strong core sales growth as several of their applications recovered from depressed sales during the COVID-19 pandemic in the third quarter of 2020. Our Pharma segment continues to be negatively impacted by the prolonged drawing down of inventory by certain drug delivery device customers as fewer illnesses and fewer doctor visits have resulted in lower consumption of allergic rhinitis, cough and cold and certain pulmonary categories.

Third Quarter 2021 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	(2)%	10%	28%	8%
Acquisitions	—%	—%	—%	—%
Currency Effects (1)	1%	1%	2%	1%
Total Reported Net Sales Growth	(1)%	11%	30%	9%

Reported net sales for the first nine months of 2021 increased 11% to $2.41 billion compared to $2.18 billion for the first nine months of 2020. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies in which we operate, resulting in a positive currency translation impact of 4%. The acquisition of Fusion Packaging, Inc. ("Fusion") positively impacted sales by 1%. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 6% in the first nine months of 2021 compared to the same period in 2020. As mentioned above, we benefited from the pass through of higher resin and other input costs during the first nine months of 2021. This represents approximately 4% of our 6% core sales increase for the current year. Operationally, the sales recovery within our beauty and beverage markets, along with the continued strong sales to our injectables and active material science solutions customers, more than offset the impact of inventory drawdowns in our prescription and certain consumer healthcare markets.

Nine Months Ended September 30, 2021 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	—%	6%	22%	6%
Acquisitions	—%	2%	—%	1%
Currency Effects (1)	4%	4%	3%	4%
Total Reported Net Sales Growth	4%	12%	25%	11%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales sourced by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% of Total	2020	% of Total	2021	% of Total	2020	% of Total
Domestic	$280,237	34%	$262,546	35%	$804,582	33%	$722,871	33%
Europe	433,489	53%	401,765	53%	1,296,171	54%	1,189,680	55%
Latin America	57,750	7%	49,435	6%	162,776	7%	143,598	6%
Asia	53,966	6%	45,407	6%	149,699	6%	123,862	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales increased to 65.1% in the third quarter of 2021 compared to 63.2% in the third quarter of 2020. Our COS percentage was negatively impacted by both changes in our mix of sales and inflation. During the third quarter of 2021, we reported a lower percentage of our higher-margin Pharma product sales compared to the same period in 2020. During 2021, we also incurred inflationary cost increases. As discussed above, we experienced increases in several input costs including resin, metals, freight and labor. While we maintain our normal pass-through of resin prices and have implemented general price increases to offset other cost increases, there is no margin on resin pass-through costs which increases our COS as a percentage of sales.
COS as a percent of net sales increased to 64.2% in the first nine months of 2021 compared to 63.0% in the same period a year ago. As discussed above, this increase in COS is mainly due to a shift in sales mix from our higher-margin pharma markets along with inflationary material and labor cost increases. We also recognized increased tooling sales during 2021, which typically carry lower margins than our product sales.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $14.1 million to $135.9 million in the third quarter of 2021 compared to $121.9 million during the same period in 2020. Excluding changes in foreign currency rates, SG&A increased by approximately $12.9 million in the quarter. Approximately $1.4 million of this increase is due incremental SG&A costs incurred by our newly consolidated entities (Voluntis and Hengyu) during the third quarter of 2021. The remaining increase is mainly due to higher compensation costs and higher professional fees, especially transaction costs related to our announced acquisitions. SG&A as a percentage of net sales increased to 16.5% compared to 16.1% in the same period of the prior year.

SG&A increased by $39.8 million to $411.2 million in the first nine months of 2021 compared to $371.4 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $26.7 million in the first nine months of 2021 compared to the first nine months of 2020. Of this increase, $3.4 million relates to three months of incremental SG&A costs in 2021 as our Fusion acquisition was completed subsequent to March 31, 2020. As mentioned above, we also have approximately $1.4 million of incremental SG&A associated with the consolidation of Voluntis and Hengyu during the third quarter of 2021. The remaining increase is mainly due to higher compensation costs and professional fees, which includes transaction costs related to our announced acquisitions. For the first nine months, SG&A as a percentage of net sales remained consistent with 2020 at 17.0%.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $4.1 million to $59.3 million in the third quarter of 2021 compared to $55.2 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.5 million in the quarter compared to the same period in 2020. Approximately $0.8 million of this increase is due to incremental depreciation and amortization associated with our acquisitions of Voluntis and Hengyu during the third quarter of 2021. We have also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 7.2% in the third quarter of 2021 compared to 7.3% in the same period of the prior year due to an increase in sales.
Reported depreciation and amortization expenses increased by approximately $12.1 million to $174.5 million in the first nine months of 2021 compared to $162.4 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $6.2 million in the first nine months of 2021 compared to the same period a year ago. As mentioned above, approximately $0.8 million of this increase is due to our acquisitions of Voluntis and Hengyu during the third quarter of 2021 and the remaining increase relates to higher capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 7.2% in the first nine months of 2021 compared to 7.5% in the same period of the prior year due to an increase in sales.
RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions are also being addressed. Restructuring costs related to this plan for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring Initiatives by Segment
Pharma	$13	$300	$86	$158
Beauty + Home	5,442	3,144	7,995	15,375
Food + Beverage	131	(31)	169	147
Corporate & Other	4,637	2	10,521	(95)
Total Restructuring Initiatives	$10,223	$3,415	$18,771	$15,585
As of the end of September 2021, we have successfully completed the vast majority of our planned initiatives related to our transformation plan, including implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. However, the COVID-19 global pandemic resulted in a significant decline in our beauty business. While our Beauty + Home segment continues to be profitable, the disruption caused by the pandemic, including higher operating costs, have more than offset any expected growth in earnings from our transformation. Though we believe the beauty market remains a long-term attractive growth market and we remain committed to completing our remaining transformation initiatives, we expect the return to growth to be gradual and non-linear as this market is highly correlated to the return to post-pandemic normal consumer behavior, including travel, which has proven to be sporadic and uncertain. The cumulative expense incurred for this transformation plan was $131.8 million. We also made capital investments of approximately $50 million related to this plan.
OPERATING INCOME
Operating income decreased approximately $16.1 million to $82.9 million in the third quarter of 2021 compared to $99.0 million in the same period a year ago. Excluding changes in foreign currency rates, operating income decreased by approximately $17.2 million in the quarter compared to the same period a year ago. The majority of this decrease is due to higher cost of sales compared to the third quarter of 2020 due to our changing segment sales mix along with significantly higher input costs related to the current inflationary environment discussed above. We also realized higher restructuring costs as we completed the vast majority of our planned initiatives related to our business transformation plan. Operating income as a percentage of net sales decreased to 10.0% in the third quarter of 2021 compared to 13.0% in the prior year period.

For the first nine months of 2021, operating income increased approximately $1.9 million to $259.9 million compared to $258.0 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $11.9 million in the first nine months of 2021 compared to the same period a year ago. As mentioned above, higher cost of sales related to our product mix and inflationary input cost increases drove this change. Operating income as a percentage of net sales decreased to 10.8% in the first nine months of 2021 compared to 11.8% for the same period in the prior year.
NET OTHER INCOME (EXPENSE)
Net other expense in the third quarter of 2021 increased $6.8 million to $16.7 million from $9.9 million in the same period of the prior year. We realized a $9.0 million loss on our investment in PureCycle Technologies (“PureCycle”) during the third quarter of 2021. As discussed in Note 18 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. We believe that unrealized cost investment gains and losses from changes in market prices are not considered relevant to understanding our reported consolidated earnings or evaluating our periodic economic performance. Other than the investment loss in PCT, we benefited from lower net interest expenses as we have continued to reduce outstanding debt over the past year. Miscellaneous expense also improved as a net favorable impact on foreign currency contracts, including an Argentina Blue Chip Swap gain of $1.4 million, more than compensated for higher pension costs related to the decline in discount rates.
Net other expense decreased $11.6 million to $18.5 million of expense for the nine months ended September 30, 2021 from $30.1 million of expense in the same period of the prior year. $6.2 million of this improvement is the gain on our PureCycle investment as discussed above. We also benefited from lower net interest expense, which more than offset our increase in pension costs.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended September 30, 2021 and 2020, respectively, was 29.2% and 28.5%. The higher reported effective tax rate for the three months ended September 30, 2021 reflects lower tax benefits from employee stock-based compensation offset in part by a more favorable mix of earnings.
The effective tax rate for the nine months ended September 30, 2021 and 2020, respectively, was 22.9% and 29.4%. The effective tax rate for the nine months ended September 30, 2021 reflects additional tax benefits from employee stock-based compensation and a more favorable mix of earnings.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $47.3 million and $186.5 million in the three and nine months ended September 30, 2021, compared to $63.7 million and $160.8 million for the same periods in the prior year.
PHARMA SEGMENT
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables and active material science solutions markets form our Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$313,225	$315,758	$952,400	$914,213
Adjusted EBITDA (1)	100,738	112,436	315,201	324,877
Adjusted EBITDA margin (1)	32.2%	35.6%	33.1%	35.5%
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

Net sales for the Pharma segment decreased 1% in the third quarter of 2021 to $313.2 million compared to $315.8 million in the third quarter of 2020. Changes in currencies positively affected net sales by 1% in the third quarter of 2021. There was no significant impact from our acquisitions of Voluntis and Hengyu during the third quarter of 2021. Therefore, core sales decreased by 2% in the third quarter of 2021 compared to the third quarter of 2020. Core sales of our products to the injectables market increased 16% due to continued strong demand for our vaccine components. Sales of our active material science solutions decreased 15% due to two large tooling projects during the third quarter of 2020. Removing the effect of these one-time tooling sales, material science solutions would have continued its trend of strong double-digit core sales growth on increased demand for our diagnostics and probiotics applications. Core sales of our products to the consumer health care market increased 5% as strong revenue from our eye care customers more than compensated for continued softness in the nasal saline and decongestant markets. Core sales of our products to the prescription drug market decreased 9% as fewer non-critical doctor visits and lower incidence of cold and flu illnesses this season have resulted in certain Pharma customers drawing down inventory levels as sectors such as allergic rhinitis are impacted by low levels of patient consumption.

Third Quarter 2021 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Core Sales Growth	(9)%	5%	16%	(15)%	(2)%
Acquisitions	—%	—%	1%	—%	—%
Currency Effects (1)	1%	1%	1%	—%	1%
Total Reported Net Sales Growth	(8)%	6%	18%	(15)%	(1)%
Net sales for the first nine months of 2021 increased by 4% to $952.4 million compared to $914.2 million in the first nine months of 2020. Changes in currency rates positively impacted net sales by 4%. Therefore, core sales for the first nine months of 2021 were at a comparable level to the first nine months of 2020. Similar to the third quarter discussion above, core sales of our products to the injectables and active material science solutions markets increased 15% and 2%, respectively, due to strong demand for our vaccine components and active material solutions. While sales to our consumer health care market increased by 1%, core sales to the prescription drug market decreased 8% as both markets continue to feel the impact of fewer non-critical doctor visits and lower incidence of illnesses this season which is leading to our customers destocking inventory.

Nine Months Ended September 30, 2021 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Total
Core Sales Growth	(8)%	1%	15%	2%	—%
Acquisitions	—%	—%	—%	—%	—%
Currency Effects (1)	4%	5%	5%	2%	4%
Total Reported Net Sales Growth	(4)%	6%	20%	4%	4%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2021 decreased 10% to $100.7 million compared to $112.4 million reported in the same period of the prior year. While we reported strong product growth in our injectables and active material science solutions markets, lower sales in certain of our higher-margin prescription and consumer health care applications, along with lower tooling sales, drove our Adjusted EBITDA margins lower during the third quarter of 2021. We were also impacted by the inflationary environment discussed above as higher input costs negatively impacted our margins.
Adjusted EBITDA in the first nine months of 2021 decreased 3% to $315.2 million compared to $324.9 million reported in the same period of the prior year. As discussed above, growth in our injectables and active material science solutions markets, along with favorable translation of our foreign entity results to the U.S. dollar, were offset by lower product sales in certain of our prescription and consumer healthcare markets. This shift in the mix of sales between our markets, along with higher input costs, led to a lower Adjusted EBITDA margin as a percentage of sales.

BEAUTY + HOME SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$374,088	$337,231	$1,081,280	$961,577
Adjusted EBITDA (1)	43,789	34,733	117,055	92,954
Adjusted EBITDA margin (1)	11.7%	10.3%	10.8%	9.7%
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

Reported net sales for the quarter ended September 30, 2021 increased 11% to $374.1 million compared to $337.2 million in the third quarter of the prior year. Changes in currency rates positively impacted net sales by 1% in the third quarter of 2021. Therefore, core sales increased 10% in the third quarter of 2021 compared to the same quarter of the prior year. Approximately half of this growth came from increased volumes, while the remaining amount is mainly due to the pass-through of higher input costs as discussed above. Core sales of our products to the beauty market increased 18% as consumer demand for products with our fragrance and facial skincare solutions continued to gradually improve over prior year levels. Personal care core sales increased 4% as higher sales to the hair care, body care and sun care markets were partially offset by declines in personal cleansing, as hand sanitizer demand also has begun to normalize. Core sales to the home care markets decreased 5% on lower demand for household cleaners.

Third Quarter 2021 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	4%	18%	(5)%	10%
Currency Effects (1)	1%	1%	1%	1%
Total Reported Net Sales Growth	5%	19%	(4)%	11%
For the first nine months of 2021, net sales increased 12% to $1,081.3 million compared to $961.6 million in the first nine months of the prior year. Changes in currency rates positively impacted net sales by 4% while our acquisition of Fusion improved sales by 2% in the first nine months of 2021. Therefore, core sales increased by 6% in the first nine months of 2021 compared to the same period in the prior year. Consistent with the third quarter, approximately half of this growth came from pass-through of higher input cost while the remaining amount is due to increased volumes, as sales for many of our applications continued to gradually recover. Core sales of our products to the beauty market increased 11% during the first nine months of 2021 as we experienced an increase in demand for both fragrance and skin care products. Personal care core sales increased 2% as higher sales of our hair care and body care applications more than offset the lower demand for our hand sanitizer dispensing solutions. Core sales to the home care markets increased 11% on strong demand for our dish care and automotive products.

Nine Months Ended September 30, 2021 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	2%	11%	11%	6%
Acquisitions	—%	4%	—%	2%
Currency Effects (1)	3%	5%	3%	4%
Total Reported Net Sales Growth	5%	20%	14%	12%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the third quarter of 2021 increased 26% to $43.8 million compared to $34.7 million in the same period in the prior year. As discussed above, increases in product sales volumes drove the majority of our Adjusted EBITDA growth in the third quarter of 2021. Inflationary increases negatively impacted our current period results as price pass throughs were not enough to offset the full effect of rising material and labor costs. However, we were able to compensate for this impact with improved operational performance and a $2.7 million favorable value added tax ruling in Brazil.

Adjusted EBITDA in the first nine months of 2021 increased 26% to $117.1 million compared to $93.0 million reported in the same period in the prior year. Similar to the third quarter discussion above, product sales growth drove the majority of the Adjusted EBITDA improvement in the first nine months of 2021 while operational improvements were able to offset the impact of inflation. We also reported incremental profit during the first quarter of 2021 as our Fusion acquisition was effective at the beginning of the second quarter 2020.
FOOD + BEVERAGE SEGMENT
Operations that sell dispensing systems and sealing solutions to the food and beverage markets form our Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$138,129	$106,164	$379,548	$304,221
Adjusted EBITDA (1)	22,379	20,351	61,995	53,543
Adjusted EBITDA margin (1)	16.2%	19.2%	16.3%	17.6%
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
Reported sales for the quarter ended September 30, 2021 increased approximately 30% to $138.1 million compared to $106.2 million in the third quarter of the prior year. Changes in currency rates positively impacted net sales by 2%. Therefore, core sales for the third quarter of 2021 increased 28% compared to the same quarter of the prior year. Approximately 17% of the reported 28% core sales increase is due to passing through higher resin and other input costs as we experienced high inflationary cost increases during the third quarter of 2021. However even without these price increases, we reported strong growth in both our food and beverage markets. Volumes rose on increased demand for specialty food dispensing closures as consumers continued to cook at home, and we realized a recovery from lower beverage sales in the third quarter of the prior year as consumer demand has begun to normalize. We also benefited from higher tooling sales during the current year quarter compared to 2020.

Third Quarter 2021 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	20%	52%	28%
Currency Effects (1)	2%	3%	2%
Total Reported Net Sales Growth	22%	55%	30%
Net sales for the first nine months of 2021 increased by 25% to $379.5 million compared to $304.2 million in the first nine months of 2020. Changes in currency rates positively impacted net sales by 3%. Therefore, core sales increased by 22% in the first nine months of 2021 compared to the same period in the prior year. As discussed above, strong product and tooling sales, along with the pass-through of higher material costs, positively impacted the first nine months of 2021. Approximately 13% of the reported 22% core sales increase is due to passing through higher resin and other input costs. Core sales to the food market increased 20% while core sales to the beverage market increased 26% in the first nine months of 2021 compared to the same period of the prior year. For the food markets, we realized strong growth as consumers continued to cook at home. The beverage market also reported growth as sales of our premium bottled water and on-the-go functional drink products continued to recover from the COVID-19 pandemic low levels last year.

Nine Months Ended September 30, 2021 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	20%	26%	22%
Currency Effects (1)	3%	5%	3%
Total Reported Net Sales Growth	23%	31%	25%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2021 increased 10% to $22.4 million compared to $20.4 million reported in the same period of the prior year. The higher product and tooling sales discussed above more than compensated for the impact of increasing input costs and higher compensation costs. While we maintain our normal pass-through of resin prices to offset these increases, there is no margin on resin pass-through costs which negatively impacts our Adjusted EBITDA margins.

Adjusted EBITDA in the first nine months of 2021 increased 16% to $62.0 million compared to $53.5 million reported in the same period of the prior year. As discussed above, strong product and tooling sales more than offset the negative impact of the timing of our resin pass-through and other inflationary input cost increases. However, the lack of margin on these pass-through costs has a negative impact on our Adjusted EBITDA margins.
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
For the quarter ended September 30, 2021, Corporate & Other expenses increased to $12.7 million from $11.0 million in the third quarter of 2020. The majority of this increase relates to higher compensation costs and higher professional fees during the third quarter of 2021 compared to the third quarter of 2020. Corporate & Other expenses in the first nine months of 2021 increased to $40.3 million compared to $34.1 million reported in the same period of the prior year. As discussed above, this increase is mainly due higher compensation cost and professional fees.
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

	Three Months Ended
	September 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$825,442	$313,225	$374,088	$138,129	$—	$—

Reported net income	$46,894
Reported income taxes	19,340
Reported income before income taxes	66,234	75,611	14,443	12,027	(28,237)	(7,610)
Adjustments:
Restructuring initiatives	10,223	13	5,442	131	4,637
Net investment loss	9,021				9,021
Transaction costs related to acquisitions	1,793	1,793	—	—	—
Adjusted earnings before income taxes	87,271	77,417	19,885	12,158	(14,579)	(7,610)
Interest expense	8,011					8,011
Interest income	(401)					(401)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	94,881	77,417	19,885	12,158	(14,579)	—
Depreciation and amortization	59,280	23,321	23,904	10,221	1,834
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$154,161	$100,738	$43,789	$22,379	$(12,745)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.7%	32.2%	11.7%	16.2%

	Three Months Ended
	September 30, 2020

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$759,153	$315,758	$337,231	$106,164	$—	$—

Reported net income	$63,735
Reported income taxes	25,404
Reported income before income taxes	89,139	92,202	7,944	10,884	(13,289)	(8,602)
Adjustments:
Restructuring initiatives	3,415	300	3,144	(31)	2
Transaction costs related to acquisitions	221	210	11	—	—
Adjusted earnings before income taxes	92,775	92,712	11,099	10,853	(13,287)	(8,602)
Interest expense	8,851					8,851
Interest income	(249)					(249)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	101,377	92,712	11,099	10,853	(13,287)	—
Depreciation and amortization	55,179	19,724	23,634	9,498	2,323
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$156,556	$112,436	$34,733	$20,351	$(10,964)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.6%	35.6%	10.3%	19.2%

	Nine Months Ended
	September 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,413,228	$952,400	$1,081,280	$379,548	$—	$—

Reported net income	$186,107
Reported income taxes	55,309
Reported income before income taxes	241,416	245,087	36,253	31,728	(50,457)	(21,195)
Adjustments:
Restructuring initiatives	18,771	86	7,995	169	10,521
Net investment gain	(6,177)				(6,177)
Transaction costs related to acquisitions	4,227	4,227	—	—	—
Adjusted earnings before income taxes	258,237	249,400	44,248	31,897	(46,113)	(21,195)
Interest expense	22,601					22,601
Interest income	(1,406)					(1,406)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	279,432	249,400	44,248	31,897	(46,113)	—
Depreciation and amortization	174,508	65,801	72,807	30,098	5,802
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$453,940	$315,201	$117,055	$61,995	$(40,311)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.8%	33.1%	10.8%	16.3%

	Nine Months Ended
	September 30, 2020

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,180,011	$914,213	$961,577	$304,221	$—	$—

Reported net income	$160,845
Reported income taxes	66,998
Reported income before income taxes	227,843	267,523	2,297	25,365	(41,968)	(25,374)
Adjustments:
Restructuring initiatives	15,585	158	15,375	147	(95)
Transaction costs related to acquisitions	4,812	210	4,602	—	—
Purchase accounting adjustments related to acquisitions and investments	4,642	1,421	3,221	—	—
Adjusted earnings before income taxes	252,882	269,312	25,495	25,512	(42,063)	(25,374)
Interest expense	25,973					25,973
Interest income	(599)					(599)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	278,256	269,312	25,495	25,512	(42,063)	—
Depreciation and amortization	162,414	56,232	70,159	28,031	7,992
Purchase accounting adjustments included in Depreciation and amortization above	(3,367)	(667)	(2,700)	—	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$437,303	$324,877	$92,954	$53,543	$(34,071)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.1%	35.5%	9.7%	17.6%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2021	2020

Notes payable, revolving credit facility and overdrafts	$58,583	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	142,674	65,666
Long-Term Obligations, net of unamortized debt issuance costs	915,750	1,054,998
Total Debt	1,117,007	1,172,864
Less:
Cash and equivalents	114,557	300,137
Short-term investments	319	243
Net Debt	$1,002,131	$872,484

Total Stockholders' Equity	$1,995,993	$1,850,785
Net Debt	1,002,131	872,484
Net Capital	$2,998,124	$2,723,269

Net Debt to Net Capital	33.4%	32.0%

Free Cash Flow Reconciliation	September 30,	September 30,
	2021	2020

Net Cash Provided by Operations	$259,373	$381,427

Less:
Capital Expenditures	216,689	173,365
Free Cash Flow	$42,684	$208,062
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the third quarter of 2021, the U.S. dollar strengthened compared to the major European currencies and Latin America currencies. This resulted in a dilutive impact on our translated results during the third quarter of 2021 when compared to the third quarter of 2020.
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. During the third quarter of 2021, we utilized the Blue Chip Swap and recognized a gain of $1.4 million. As of and for the nine months ended September 30, 2021, our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues.

QUARTERLY TRENDS
Our results of operations in the last quarter of the year typically are negatively impacted by customer plant shutdowns in December. Several of the markets we serve are impacted by the seasonality of underlying consumer products. This, in turn, may have an impact on our net sales and results of operations for those markets. We believe the diversification of our product portfolio minimizes fluctuations in our overall quarterly financial statements and results in an immaterial seasonality impact on our Condensed Consolidated Financial Statements when viewed quarter over quarter. However, uncertainties related to the economic recovery from the COVID-19 pandemic may impact noted historical trends.
LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth and to make acquisitions that will contribute to the achievement of our strategic objectives. Due to uncertainty amid the COVID-19 pandemic, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $114.6 million at September 30, 2021 from $305.0 million at December 31, 2020 primarily due to acquisitions made in the third quarter, as described below. Total short and long-term interest bearing debt of $1.1 billion at September 30, 2021 was slightly lower than the $1.2 billion at December 31, 2020. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 33.4% at September 30, 2021 compared to 32.0% at December 31, 2020. See the reconciliation under "Non-U.S. GAAP Measures".
In the first nine months of 2021, our operations provided approximately $259.4 million in net cash flow compared to $381.4 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease in cash provided by operations during the first nine months of 2021 is primarily attributable to an increase in working capital, driven by an increase in accounts receivable on higher September sales in 2021 compared to 2020 and higher inventory levels driven by higher input costs and built in anticipation of a continued recovery from the pandemic and continued supply chain disruptions.
We used $343.4 million in cash for investing activities during the first nine months of 2021 compared to $377.9 million during the same period a year ago. Our investment in capital projects increased $43.3 million during the first nine months of 2021 compared to the first nine months of 2020 which is primarily related to additional investments in capacity for our injectables division. Our 2021 estimated cash outlays for capital expenditures are expected to be in the range of approximately $300 to $330 million but could vary due to changes in exchange rates as well as the timing of capital projects. During 2021, $125.0 million was utilized to fund the Voluntis and Hengyu acquisitions. Additionally, we invested $5.9 million for a 10% equity interest in YAT. Compared to 2020, $158.1 million of cash was utilized to fund the Fusion Acquisition. Additionally, we invested $32.0 million in our 49% equity interest of BTY and $5.0 million in our 30% equity interest of Sonmol, which are accounted for as equity method investments during the first nine months of 2020.
Financing activities used $98.9 million in cash during the first nine months of 2021 compared to $26.7 million in cash used by financing activities during the same period a year ago. During the first nine months of 2021, we used cash on hand to repay $56.0 million of the outstanding balance on the amended term loan, paid $73.5 million of dividends and purchased $28.4 million of treasury stock. We received proceeds from stock option exercises of $54.0 million and received net proceeds from our revolving credit facility of $6.8 million.

On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of September 30, 2021, $47 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.6 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.76 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	19.39 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.0 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.
In addition, in October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2021.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of September 30, 2021 and December 31, 2020, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $31 million and $23 million, respectively.

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

On October 14, 2021, the Board of Directors declared a quarterly cash dividend of $0.38 per share payable on November 17, 2021 to stockholders of record as of October 27, 2021.
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
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and can be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of September 30, 2021, we have not yet modified any contracts as a result of reference rate reform and are evaluating the impact this standard may have on our Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
In the fourth quarter, the demand outlook in each market will vary, yet we expect core sales growth in each of our segments. Demand for our beauty products, elastomer components and active material solutions is expected to increase, while strong fourth quarter 2020 provides difficult comparisons for our prescription drug delivery and food and beverage markets. Margins are expected to continue to be impacted by rising input costs, including raw materials and transportation, supply chain disruptions, including labor shortages, and sales mix. Our focus remains on continuing to generate yields across all our businesses while navigating the headwinds we expect to encounter.
We expect earnings per share for the fourth quarter of 2021, excluding any restructuring expenses, acquisition-related costs and changes in the fair value of equity investments, to be in the range of $0.88 to $0.96 and this guidance is based on an effective tax rate range of 28% to 30%.
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
•economic conditions worldwide, including inflationary (and potential deflationary) conditions in regions we rely on for growth;

•fluctuations in the cost of materials, components, transportation cost as a result of supply chain disruptions and labor shortages, and other input costs (particularly resin, metal, anodization costs, and energy costs);
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
•volatility of global credit markets;
•our ability to identify potential new acquisitions and to successfully acquire and integrate such operations, including the successful integration of the businesses we have acquired, including contingent consideration valuation;
•our ability to build out acquired businesses and integrate the product/service offerings of the acquired entities into our existing product/service portfolio;
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
The table below provides information as of September 30, 2021 about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2021.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$18,075	1.1820	14,895 - 32,090
EUR / BRL	10,029	6.3748	10,029 - 10,533
CZK / EUR	4,898	0.0391	1,230 - 7,198
EUR / MXN	3,304	23.9712	2,254 - 3,304
EUR / THB	3,237	38.9226	3,237 - 3,651
CHF / EUR	2,657	0.9223	2,657 - 2,725
MXN / USD	2,400	0.0498	1,600 - 2,400
EUR / CHF	1,373	1.0795	14 - 1,373
GBP / EUR	975	1.1670	975 - 1,729
EUR / GBP	311	0.8545	0 - 648
USD / EUR	207	0.8453	207 - 3,406
Total	$47,466
As of September 30, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.2 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. We also entered into a EUR/USD floating-to-fixed cross currency interest rate swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $0.7 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended September 30, 2021, we implemented enterprise resource planning ("ERP") systems at one operating facility. Consequently, the control environments have been modified at this location to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2021, the Plan purchased 4,055 shares of our common stock on behalf of the participants at an average price of $124.90, for an aggregate amount of $506 thousand, and sold 315 shares of our common stock on behalf of the participants at an average price of $138.82, for an aggregate amount of $44 thousand. At September 30, 2021, the Plan owned 106,982 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2021, we repurchased approximately 220 thousand shares for approximately $28.4 million. As of September 30, 2021, there was $250.1 million of authorized share repurchases available to us.
The following table summarizes our purchases of our securities for the quarter ended September 30, 2021:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

7/1 - 7/31/21	—	$—	—	$278.5
8/1 - 8/31/21	145,100	129.73	145,100	259.7
9/1 - 9/30/21	75,000	127.66	75,000	250.1
Total	220,100	$129.02	220,100	$250.1

ITEM 6. EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2021, filed with the SEC on October 29, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Balance Sheets – September 30, 2021 and December 31, 2020, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2021 and 2020, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2021 and 2020 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 29, 2021