Form 10-K
period 2021-12-31
APTARGROUP, INC.
filed 2022-02-18
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Yes ☐
No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2021 was $9,322,666,642.
The number of shares outstanding of common stock, as of February 14, 2022, was 65,562,125 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 2022 are incorporated by reference into Part III of this report.

AptarGroup, Inc.
FORM 10-K
For the Year Ended December 31, 2021

i/ATR	2021 Form 10-K

PART I
ITEM 1. BUSINESS
WHO ARE WE AND WHAT DO WE DO
Aptar is a global leader in the design and manufacturing of a broad range of drug delivery, consumer product dispensing, and active material science solutions and services. Aptar's innovative solutions and services serve a variety of end markets including pharmaceutical, beauty, personal care, home care, food and beverage. Using insights, proprietary design, engineering and science to create dispensing, dosing and protective technologies for many of the world's leading brands, Aptar in turn makes a meaningful difference in the lives, looks, health and homes of millions of patients and consumers around the world. Aptar is headquartered in Crystal Lake, Illinois and has approximately 13,000 dedicated employees in 20 different countries. For more information, visit www.aptar.com.
Our business was started in the late 1940’s, manufacturing and selling aerosol valves in the United States, and has grown primarily through acquisitions and internal expansion. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup”, “Aptar” or the “Company”.
We have manufacturing facilities located throughout the world including North America, Europe, Asia and South America. We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of our 2021 Net Sales.
Consumers’ preference for convenience and product differentiation through drug delivery and packaging design and function are important to our customers and they have converted many of their packages from non-dispensing formats to dispensing systems that offer enhanced shelf appeal, convenience, cleanliness and accuracy of dosage. We design our products with both people and the environment in mind. Many of our product solutions for the beauty, personal care, home care, food and beverage markets are recyclable, reusable or made with recycled content.
We partner with our customers by providing innovative delivery systems and a suite of comprehensive services to help them succeed. While we offer a wide variety of services and products, our primary products are dispensing pumps, closures, aerosol valves, elastomeric primary packaging components, active material science solutions and digital health solutions.
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
Aerosol valves dispense product from pressurized containers. The majority of the aerosol valves that we sell are metered dose valves, with the balance being bag-on valve and continuous spray valves.
We also manufacture and sell elastomeric primary packaging components. These components are used in the injectables market. Products include stoppers for infusion, antibiotic, lyophilization and diagnostic vials. Our elastomeric components also include pre-filled syringe components, such as plungers, needle shields, tip caps and cartridges.
We provide active material science solutions using our platform technology to maintain container closure integrity, extend shelf-life, control moisture and protect drug products from overall environmental exposures and degradations.
The digital health solutions aim to improve patients' treatment experience and outcomes. We leverage connected devices, diagnostic and digital therapeutics tools that support patients to manage their disease as well as enabling care teams to remotely monitor the health of the patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, we have digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, diabetes, immunology, and neurology.
During 2021 and 2020, we acquired several companies to strengthen and broaden our portfolio, including the following business combinations and asset purchases:
-    September - November 2021 – We acquired 100% of the share capital of Voluntis S.A. ("Voluntis") for approximately $89.7 million (net of $3.8 million of cash acquired).
-    August 2021 – We acquired 80% of the equity interests in Weihai Hengyu Medical Products Co., Ltd. ("Hengyu") for approximately $53.8 million (net of $6.0 million of cash acquired).
-    October 2020 – We acquired the assets of Cohero Health, Inc. ("Cohero Health") for approximately $2.4 million.
-    April 2020 – We acquired 100% of the equity interests of Fusion Packaging, Inc. ("Fusion") for cash paid at close of approximately $163.8 million (net of $1.0 million of cash acquired) and contingent consideration liability due to sellers related to earn-out.

1/ATR	2021 Form 10-K

To further broaden our portfolio, during 2021 and 2020, we made several equity investments, including:
-    July 2021 – We acquired 10% of the equity interests in YAT for approximately $5.9 million.
-    April 2020 – We acquired 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as "Sonmol") for approximately $5 million.
-    January 2020 – We acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for approximately $32 million.
Refer to Note 19 – Acquisitions and Note 20 – Investment in Equity Securities in Part II, Item 8 – Financial Statements and Supplementary Data for further details on acquisition and related investment activities.
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
Also posted on our website are the charters for our Audit, Management Development and Compensation, and Governance Committees, our Governance Principles, our Code of Conduct, our Director Independence Standards and our Conflict Minerals Statement. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment or waiver to the Code of Business Conduct & Ethics applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
OUR STRATEGY
We seek to enhance our position as a leading global provider of drug delivery, consumer product dispensing and active material science solutions and services to deliver increased value to our customers and stockholders through strategic focus and execution in the following areas:
(i)Focus on Organic Growth: We are focused on accelerating our top line growth with added emphasis on high growth economies. Accordingly, we empower regional, cross-functional profit and loss (“P&L”) teams who are fully accountable to drive profitable growth.
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

2/ATR	2021 Form 10-K

Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health solutions markets form the Pharma segment. Operations that sell dispensing systems and sealing solutions primarily to the beauty, personal care and home care markets form the Beauty + Home segment. Operations that sell dispensing systems, sealing solutions and food service trays to the food and beverage markets form the Food + Beverage segment. Each of these three business segments is described more fully below.
PHARMA
Our Pharma segment accounts for 65% of our Adjusted EBITDA excluding non-allocated corporate costs, and is our second largest segment in terms of net sales and our largest segment in terms of total assets, representing 40% and 44% of our Net Sales and Total Assets, respectively, in 2021. We are a leading supplier of nasal drug delivery spray pumps and metered dose inhaler valves (“MDIs”) to the pharmaceutical and health care markets worldwide and we are an important supplier of elastomer for injectable primary packaging components worldwide. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing value-added, convenient drug delivery and dispensing systems will continue to offer opportunities for our business. In addition, we believe there are opportunities for growth in the over-the-counter and generic pharmaceutical categories.
Prescription Drug. Sales to the prescription drug market accounted for approximately 42% of the segment’s total net sales in 2021. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Sales of pumps to deliver prescription allergy medicine that is now available over-the-counter remains part of our prescription drug division. Our nasal pumps and unit dose and bidose devices are also used to deliver liquid and powder pain management and central nervous system therapies.
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
Consumer Health Care. Sales to the consumer health care market accounted for approximately 23% of the segment’s total net sales in 2021. Many product applications for this market are similar to the prescription market; however, these product applications are sold over-the-counter without a prescription. Typical consumer health care spray product applications include nasal decongestants, nasal salines and cough and cold product applications. Typical consumer health care valve product applications include nasal saline using our bag-on valve technology. We have developed a multi dose ophthalmic dispensing device suitable for unpreserved formulations. This technology is successfully marketed in Europe, North America and Latin America and is under development for other markets both for over-the-counter and prescription product applications. Other products sold to this market include airless pump systems for dermal drug delivery product applications. We have recently seen a trend to more child resistant and senior-friendly packaging solutions and have developed products to meet these market needs.
Injectables. Sales to the injectables market accounted for approximately 22% of the segment’s total net sales in 2021. Injectables are elastomeric primary packaging components that assist with the administration of injected medicines. Injectable products offered include stoppers for vials and pre-filled syringe components, such as plungers, needle shields, tip caps and components for cartridges. Our recent capital investment commitments in this business will enable us to market coated stoppers which better protect the contents of the vial and the integrity of biologic formulations. Pharmaceutical applications for this market include vaccines, anti-thrombotic, small molecules and biologics.
Active Material Science Solutions. Sales of active material science solutions products accounted for approximately 13% of the segment’s total net sales in 2021. The platform technology is integrated into at-home COVID-19 test kits to protect against moisture and protect the integrity of the test kits. Our Activ-Film™ solution leverages proprietary platform technology to ensure accurate readings and improve shelf life.
In addition, Aptar's material science platform technology is used to protect oral solid dose drugs, transdermal drug delivery, medical devices and probiotics. It can be engineered to absorb moisture, emit aromas, reduce pathogens, or scavenge odor, oxygen or volatile organic compounds.

3/ATR	2021 Form 10-K

Digital Health Solutions. Aptar began serving the digital health market in the fourth quarter of 2021 with the acquisition of Voluntis. Additionally, Cohero Health sales will be reported within the digital health solutions market going forward. Sales to the digital health market accounted for less than 1% of the segment's total net sales in 2021 and are expected to increase in 2022 given a full year of Voluntis sales will be included in our consolidated revenues. The digital health solutions we provide improve patients' treatment, experience and outcomes. We leverage connected devices, diagnostics and digital therapeutic tools that support patients to manage their disease as well as enabling care teams to remotely monitor the health of the patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, we have digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, diabetes, immunology and neurology.
BEAUTY + HOME
Our Beauty + Home segment accounts for 23% of our Adjusted EBITDA excluding non-allocated corporate costs, and is our largest segment in terms of net sales and our second largest in terms of total assets, representing 44% and 39% of our Net Sales and Total Assets, respectively, in 2021. The Beauty + Home segment primarily sells pumps and decorative components to the beauty market and pumps, closures, aerosol valves, accessories and sealing solutions to the personal care and home care markets. We believe we are a leading supplier for the majority of the products we sell primarily to the beauty and personal care markets.
Beauty. Sales to the beauty market accounted for approximately 49% of the segment’s total net sales in 2021. The beauty market requires a broad range of spray and lotion pumps, closures, elastomeric flow-control components and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. We are a leading provider of packaging solutions for prestige and mass market fragrance products. Our cosmetic lotion pumps, airless dispensing systems, lotion sampling devices and decorative capabilities along with our focus on color cosmetics including lip stick and lip gloss products will also provide growth opportunities. We see significant opportunities for growth in the sale of our products for cosmetic skin care and color cosmetic product applications in Asia.
Personal Care. Sales to the personal care market accounted for approximately 43% of the segment’s total net sales in 2021 and primarily included sales of lotion pumps, closures, fine mist spray pumps, continuous spray aerosol valves and elastomeric flow-control components. Personal care lotion pump product applications include hand sanitizers, soaps, cleaners and skin moisturizers. Personal care closures product applications include hand sanitizers, shampoos and conditioners. Typical spray pump product applications include hair care, body care and sun care products. Personal care continuous spray aerosol valve product applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous spray aerosol valve offerings.
Home Care. Sales to the home care market accounted for approximately 8% of the segment’s total net sales in 2021 and primarily included sales of continuous or metered dose spray aerosol valves, closures and to a lesser degree spray and lotion pumps. Product applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure product applications include liquid detergents, automotive products and household cleansers. Spray and lotion pump product applications primarily include household, insect repellent and industrial cleaners.
FOOD + BEVERAGE
Our Food + Beverage segment accounts for 12% of our Adjusted EBITDA excluding non-allocated corporate costs, 16% of our Net Sales and 14% of our Total Assets in 2021. We primarily sell dispensing closures and, to a lesser degree, non-dispensing closures, elastomeric flow control components, spray pumps and aerosol valves.
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
Food. Sales to the food market accounted for approximately 73% of the segment’s total net sales in 2021 and primarily include sales of dispensing closures, elastomeric flow-control components, and absorbent and non-absorbent food service trays. To a lesser degree we also sell non-dispensing closures, continuous spray aerosol valves and spray pumps to this market. Product applications for dispensing closures include sauces, condiments, infant nutrition and other food products. Product applications for continuous spray aerosol valves include cooking sprays. Spray pump product applications primarily include butter sprays. We also leverage our material science technology to sell and further develop packaging solutions to the food service market to enhance the shelf life of those products.

4/ATR	2021 Form 10-K

Beverage. Sales to the beverage market accounted for approximately 27% of the segment’s total net sales in 2021 and primarily include sales of dispensing closures and elastomeric flow-control components. Sales of dispensing closures to the beverage market have increased over the last several years, although depressed by the COVID-19 pandemic beginning in 2020, as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings.
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
PATENTS AND TRADEMARKS
We customarily seek patent and trademark protection for our products and brands. We own and currently have numerous product applications pending for patents and trademarks in many regions of the world. In addition, certain of our products are produced under patent licenses granted by third parties. We believe that we possess certain technical capabilities and know-how that make our products difficult for a competitor to duplicate. While valuable to our overall product portfolio, sales of any one individually patented product are not considered material to any specific segment or to our consolidated results.
TECHNOLOGY
We have technical expertise regarding injection molding, robotics, clean-room facilities and high-speed assembly. We also have expertise regarding the formulation and finishing of elastomer and silicone components. In addition, we offer a variety of sterilization options for elastomeric components and active material science solutions based on proprietary material science expertise. Pumps and aerosol valves require the assembly of several different plastic, metal and rubber components using high-speed equipment. When molding dispensing closures, or plastic components to be used in pump or aerosol valve products, we use advanced plastic injection molding technology, including large cavitation plastic injection molds. We are able to mold within tolerances as small as one one-thousandth of an inch and we assemble products in a high-speed, cost-effective manner. We also provide analytical and connected device expertise within our pharma service technology businesses.
MANUFACTURING AND SOURCING
The majority of our worldwide production is located outside of the United States. Our philosophy is to produce as much as possible in the region where it will be sold. In order to augment capacity and to maximize internal capacity utilization (particularly for plastic injection molding), we use subcontractors to supply certain plastic and metal components. Certain suppliers of these components have unique technical abilities that make us dependent on them, particularly for aerosol valve and pump production. The principal raw materials used in our production are plastic resins, silicone, rubber and certain metal products. We believe an adequate supply of such raw materials is available from existing and alternative sources. We attempt to offset cost increases through improving productivity and developing new, higher margin solutions and increasing selling prices, as allowed by market conditions or contractual commitments. We source certain materials, especially some resins and rubber components for our pharmaceutical segment, from a single source. Significant delays in receiving these components or discontinuance of an approved raw material would require us to seek alternative sources, which could result in higher costs as well as impact our ability to supply products in the short-term. We believe we have adequate safety stock to mitigate any significant supply concerns.
CUSTOMERS
We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of 2021 Net Sales.
INTERNATIONAL BUSINESS
We are geographically diverse with manufacturing and sales operations in Asia, Europe, Latin America (including Mexico) and North America. Europe is our largest region in terms of sales, where sales (including exports) for the years ended December 31, 2021 and 2020 were approximately 53% and 55%, respectively, of our consolidated sales. Asia and Latin America when aggregated represented approximately 13% and 12% of our consolidated sales for the years ended December 31, 2021 and 2020, respectively. Export sales from the United States were $204.6 million and $179.0 million in 2021 and 2020, respectively. We are a net exporter of goods from Europe and a net importer of goods to the North American, Asian and Latin American regions.

5/ATR	2021 Form 10-K

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
EMPLOYEE AND LABOR RELATIONS
Human Capital. Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resource programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and incentive programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; and evolve and invest in technology, tools and resources to enable employees at work.
As of December 31, 2021, Aptar has approximately 13,000 full-time employees. Of the full-time employees, approximately 8,000 are located in Europe, 2,600 are located in Asia and South America and the remaining 2,400 are located in North America. The majority of our European and Latin American employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. The total labor force covered by a collective bargaining agreement represents 55% of the total employee population. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2021 and management considers our employee relations to be satisfactory.
We have experienced competition for talent, wage inflation and pressure to improve workplace conditions and benefits as a result of the COVID-19 pandemic. Additionally, within certain geographical locations we have experienced a labor shortage due to the decline of qualified talent and absenteeism from the COVID-19 pandemic. Higher employee turnover levels or our failure to attract and retain talent in a timely manner could impact our future results.
Employee Engagement. At Aptar, we conduct annual leadership for growth surveys. We have focused on organizational development based on our leadership principles, core values and strategic priorities. Our goal is to ensure that Aptar is well positioned for long-term growth and that we continue to be a high-performing, values-based, customer-focused company, with active commitments to innovation and sustainability.
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
Diversity & Inclusion. At AptarGroup, our goal is to promote a diverse and inclusive culture. Women comprise 40% of the Board of Directors, and 67% of Board Committee chairs are women. During 2021, we created a Global Director of Diversity, Equity & Inclusion role and continued to roll-out Diversity & Inclusion training. Women comprise approximately 36% of the global employee population and approximately 20% of senior leadership. In 2020, Aptar launched a global Women's Employee Resource Group with a focus on increasing women in leadership. Aptar is included in the SPDR SSGA Gender Diversity Index ETF (SHE) which invests in companies that rank among the highest in gender diversity within senior leadership. Aptar is also a participant in the Catalyst CEO Champions for Change and the Gender and Diversity KPI Alliance. In 2021, Aptar launched a new Black/African American and/or African descent employee resource group and a new employee resource group for the LBGTQ+ community. In November 2021, Aptar was named a Global Top 10 Female-Friendly Company by Forbes.
Employee Well-being & Safety. Employee safety and well-being is a primary focus of Aptar and was of particular interest during 2021 in light of the continued COVID-19 pandemic. In response to the pandemic, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees, and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable and implementing new safety protocols. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. Additionally, we expanded employee assistance and mindfulness programs globally to help employees and their families manage anxiety, stress and overall well-being.

6/ATR	2021 Form 10-K

COMPETITION
All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities that range from regional to international companies. We expect the market for our products to remain competitive, as consolidation among our competitors is increasing in the current economic climate. We believe our competitive advantages are consistent high levels of innovation, quality and service, geographic diversity, financial strength and stability and breadth of products and services. Our manufacturing strength lies in the ability to mold complex plastic components and formulate and finish elastomer and silicone components in a cost-effective manner and to assemble products at high speeds. Our business is somewhat capital intensive and it is becoming more important to our customers that we have global manufacturing capabilities. Both of these serve as barriers to entry for new competitors wanting to enter our business. Furthermore, within our Pharma business, increasing regulatory hurdles present a challenge for new competitors to enter the market.
While we have experienced some competition in Europe, Latin America and the United States from low cost Asian suppliers, particularly in the beauty and personal care market, this has not been significant. Although using low cost Asian suppliers may have a cost advantage, more and more customers prefer local suppliers citing shorter lead times, higher reactivity and service, and stronger safety of supply. We have also reduced our carbon footprint due to the increased use of lower-carbon fuels within some of our shipping lanes, which we see as a competitive advantage.
ENVIRONMENT & SUSTAINABILITY
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
In 2020, we formalized our science-based targets, setting a Scope 1 + Scope 2 emissions reduction goal consistent with requirements to keep global warming well-below 2° Celsius by year 2030, and a Scope 3 reduction goal consistent with requirements to keep global warming at 2° Celsius by year 2030. This science-based approach incorporates our own operations and operations within the value chain. In addition, we annually undergo data assurance as part of our sustainability reporting. This assurance process allows for data on consumption of electricity, fuel oil, and natural gas and renewable energy purchases to be verified for accuracy and completeness by an external organization. Globally this process is certified to the ISO 14064 standard for energy and greenhouse gas emission reporting.
Compared to our 2019 baseline, Aptar has made progress cutting emissions, and continues efforts to mitigate climate risks and further the low-carbon economy, as reported by the Company through global environmental non-profit CDP's 2021 climate change questionnaire. Through significant, demonstrable action on climate change, we believe Aptar is leading on corporate environmental ambition, action and transparency worldwide. Aptar was named to the CDP Supplier Engagement Leaderboard in both 2020 and 2021.
There continues to be increased interest and awareness from consumers and our customers in environmentally sustainable products, especially through the sourcing of sustainable materials. We are focused on reducing our environmental impacts through product life cycle assessments, sustainable material trials, operational eco-efficiency initiatives and renewable energy sourcing. We have teams dedicated to designing for sustainability by providing products that improve recyclability and use less material. Aptar has launched products and components in North America, Europe and Asia made with post-consumer recycled resins (PCR) and continues to explore additional opportunities for alternative resins and recyclable products.
We are actively collaborating with our customers on reliable products by supporting our customers’ participation in the circular e-commerce platform called Loop in addition to being an investor in Loop ourselves. We also invested in and partnered with PureCycle Technologies, to prepare for the introduction of Ultra-Pure Recycled Polypropylene (UPRP) into dispensing product applications.
Connecting with other companies through organizations like Ellen MacArthur Foundation’s New Plastics Economy and the World Business Council for Sustainable Development (WBCSD) provides an invaluable opportunity to share best practices and work on larger projects with aligned objectives towards a more circular economy.
In April 2021, Aptar was named among JUST Capital's Top 10 Companies Leading on Reducing Environmental Impact, which examined several different metrics including carbon emissions, pollution reduction, and other industry-specific sustainability metrics. In January 2022, Aptar was ranked in the top 20 overall, and first in our industry, for the category of Leading on Environmental Impact within JUST Capital's America's Most JUST Companies 2022. In November 2021, Aptar was ranked first on the Forbes Green Growth 50 list, which ranked companies based on their ability to reduce greenhouse gas emissions, while simultaneously growing earnings. In December 2021, Aptar was named one of America's Most Responsible Companies 2022 by Newsweek, ranked #10 out of 500 U.S. companies, and ranked first in our industry category. In January 2022, Aptar received a Platinum Sustainability Rating for 2021 from EcoVadis. In February 2022, Aptar was named to CDP's 2021 Supplier Engagement Leaderboard in recognition of our efforts to measure and reduce climate risk within our supply chain.

7/ATR	2021 Form 10-K

Future regulations on environmental matters regarding recycling or material inputs could impact our business.
GOVERNMENT REGULATION
Certain of our products are directly or indirectly affected by government regulation. The European Union has adopted a circular economy package. The package maps out a series of actions planned over several years. Some actions have resulted in regulations aimed to reduce marine litter, increase plastic recycling rates, prohibit single-use plastic packaging and introduce new taxes in relation to the end-of-life management of packaging. In Europe and in parts of the United States (including California), regulations require food and beverage companies to tether plastic caps to ensure the caps stay with the package, thus improving the likelihood the caps will enter the recycling stream. The EU and the United States are planning new regulation to ban perfluoroalkyl and polyfluoroalkyl substances (PFAS) materials used in the packaging industry. The potential exists for these types of regulations to expand worldwide. We have established an innovation team that focuses on designing for and converting into more sustainable options like post-consumer recycled resin and Food and Drug Administration approved resin alternatives. We are designing for sustainability by providing products that improve recyclability, use sustainable material and use less material, and we offer multiple tethered options. Our new product offerings include: Purity Lite, a mono-material, lightweight, fully-recyclable closure; SimpliCycle, an award winning recyclable valve; and Future, a mono-material, fully-recyclable pump. We are also partnering with global and regional thought leaders to drive a more circular economy.
On October 15, 2016, 197 countries adopted an amendment to phase down hydrofluorocarbon (HFC) propellants in order to reduce greenhouse gas emission under the Montreal Protocol in Kigali, Rwanda. Under the amendment, countries committed to cut the production and consumption by more than 80% over the next 30 years. This type of propellant is used for pressurized metered-dose inhalers (pMDI). The phase down plan has an exemption for pharmaceutical product applications of pMDIs; however, customers are looking for alternative propellants to reduce greenhouse gas emissions. We are working with the suppliers of these alternative propellants and our customers to develop new solutions.
Pharma regulatory agencies in the United States and European Union have developed and introduced Combination Products specific guidelines for more complex drug delivery products, including dispensing systems. These guidelines have increased the complexity of the registration process for these products and recognize the existence of a device part in the drug delivery product, which now is required to be appropriately designed, developed and documented.
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

8/ATR	2021 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of February 18, 2022 are as follows:

Name	Age	Position with the Company

Stephan Tanda	56	President and Chief Executive Officer
Mr. Tanda has been President and Chief Executive Officer since February 2017. Prior to this, Mr. Tanda was an Executive Managing Board Director at Royal DSM NV, a leading global supplier of ingredients and material solutions for the food, dietary supplement, personal care, medical device, automotive, paint, electronic and bio-material markets, from March 2007 to January 2017.

Robert Kuhn	59	Executive Vice President and Chief Financial Officer
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn served as Secretary from June 2011 to January 2021.

Marc Prieur	56	President, Aptar Beauty + Home
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

Hedi Tlili	47	President, Aptar Food + Beverage
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

Gael Touya	52	President, Aptar Pharma
Mr. Touya has been President of Aptar Pharma since September 2018. Prior to this, Mr. Touya was President of Aptar Food + Beverage from 2016 to August 2018, President of Aptar Food + Beverage Europe from 2012 to 2015 and Business Development Vice President Skin Care and Color Cosmetics from 2010 to 2011.

Xiangwei Gong	52	President, Aptar Asia
Ms. Gong has been President of Aptar Asia since October 2018. Prior to this, Ms. Gong held various leadership positions at Royal DSM for over 22 years. She was President of DSM Hydrocolloids from 2014 to 2018, President Asia of DSM Food Specialties from 2011 to 2014, Vice President of Channel Marketing from 2008 to 2011 and Vice President of Personal Care in DSM North America from 2005 to 2008.

Shiela Vinczeller	58	Chief Human Resources Officer
Ms. Vinczeller has been Chief Human Resources Officer since November 2018. Prior to this, Ms. Vinczeller spent 12 years in Human Resources leadership roles at International Paper, one of the world’s leading producers of fiber-based packaging, pulp and paper.

Kimberly Y. Chainey	46	Executive Vice President, Chief Legal Officer and Corporate Secretary
Ms. Chainey has been Executive Vice President and global Chief Legal Officer since July 2020. Ms. Chainey has been Corporate Secretary since January 2021. Prior to this, Ms. Chainey was Vice President and General Counsel at Panasonic Avionics Corporation, a global manufacturer of in-flight entertainment and communications solutions, from January 2019 to July 2020 and Associate General Counsel at Avis Budget Group, a global provider of mobility solutions, from November 2014 to December 2018.
There were no arrangements or understandings between any of the executive officers and any other person(s) pursuant to which such officers were elected.

9/ATR	2021 Form 10-K

ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results or other events to materially differ from the results or events contemplated by the forward-looking statements contained in this report and in other documents we file with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. You should carefully consider the following factors in addition to other information contained in this report before purchasing any shares of our common stock.
Risks Related to Our Operations and Industry
The COVID-19 pandemic has adversely affected our business, and future developments could continue to cause adverse effects, which may be material. During 2020 the COVID-19 pandemic adversely affected our sales of products to our prescription pharma customers due to lower incidences of common illnesses and doctors appointments and to our travel and retail beauty business and on-the-go beverage customers and, while during 2021 we have experienced a return toward pre-pandemic levels in several of our markets, there remain uncertainties related to the pandemic that could adversely affect our business. Customer demand across all segments may decrease quickly as a result of future developments related to the COVID-19 pandemic, including the extent, duration and severity of further resurgences, the availability, adoption and efficacy of approved vaccines and treatments, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to further resurgences of the virus, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments, increased labor cost and reduced labor availability, and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.
The majority of our office and management personnel are working remotely and the majority of our facilities remained operational during 2021 as each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world. The health and safety of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the virus and overall organization fatigue. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. Incremental operating costs related to heightened cleaning and sanitizing procedures at our factories, personal protective equipment for our employees and temporary labor costs necessary to attract and retain employees and address absenteeism, among others, will be necessary as the pandemic continues in the near-term. If these conditions worsen, or continue to last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.
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
Employee retention or labor cost inflation could disrupt our business. Labor cost and availability are subject factors that are beyond our control, such as the COVID-19 pandemic and workforce participation rates. As a result, there is no assurance that we will be able to recruit, train, assimilate, motivate and retain employees in the future. The loss of a substantial number of our employees or a prolonged labor dispute could disrupt our business and result in a material adverse effect on our business and operating results.
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
Customers and consumers are increasingly requesting solutions that can be refilled and reused as the market moves toward more sustainable products. A competitor's design innovation or ability to provide more sustainable products could have an adverse impact on our business. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.

10/ATR	2021 Form 10-K

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results. Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. Such events could make it difficult, impossible or more expensive to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, all of which could adversely affect our business globally or in certain regions. In addition, our customers may export their finished products using our dispensing devices that were sold in other regions and an adverse geopolitical event may impact the sales of our customers’ products and thus indirectly negatively impact the demand for our dispensing solutions. Although our business is diversified across ten end markets and many geographies and we believe our diverse business model, coupled with our diverse and global customer base, allow some protection from dependency on any one geographic region, country or even trade route, our diversification efforts may not be successful in insulating our operations from disruptive geopolitical conditions and we do face some risk related to trade policies specific to any country we operate in or to which our customers export their products.
At the end of 2021 and into January 2022, tensions between the U.S. and Russia escalated when Russia assembled large numbers of military ground forces on the Ukraine-Russia border, increasing speculation that Russia may attempt to invade Ukraine in the near future. A potential invasion of Ukraine and any retaliatory measures taken by the U.S. and NATO have created global security concerns that could have a lasting impact on regional and global economies. As of December 31, 2021, approximately 2% of our consolidated net sales were from Russia and Ukraine, however less than 1% is imported into Russia and Ukraine and therefore we do not expect a material impact to our consolidated results if the situation escalates.
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
Higher raw material costs and other inputs and an inability to offset these higher costs with price increases may materially adversely affect our operating results and financial condition. The cost of raw materials and other inputs (particularly plastic resin, rubber, metal, anodization costs and transportation and energy costs) are volatile and susceptible to rapid and substantial changes due to factors beyond our control, such as changing economic conditions, currency fluctuations, weather conditions, political unrest and instability in energy-producing nations, and supply and demand pressures. Raw material costs may continue to increase in the coming years due to market fluctuation and the use of post-consumer resin for our sustainable product offerings and, although we have generally been able to increase selling prices to cover increased costs, future market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.
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
If our unionized employees were to engage in a strike or other work stoppage, our business, operating results and financial position could be materially adversely affected. The majority of our European and Latin American employees are covered by collective bargaining arrangements made either at the local or national level in their respective countries. Although we believe that our relations with our employees are satisfactory, no assurance can be given that this will continue. If disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could experience a significant disruption of operations, which could have a material adverse effect on our business, operating results and financial position.
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

11/ATR	2021 Form 10-K

We are exposed to risks from lawsuits and claims, including intellectual property infringement claims and product liability claims, as well as investigations, audits and other proceedings, which may result in substantial costs and expenses or interruption of our normal business operations. We are subject to a number of lawsuits and claims that arise in the ordinary course of our business, which include infringement, product liability, commercial, employment, tort, and other litigation. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage. However, a product liability claim in excess of our insurance coverage or not covered by existing insurance may materially adversely affect our business, results of operations or cash flows. We are also from time to time subject to claims from third parties suggesting that we may be infringing on their intellectual property rights. If we were held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products.
In addition, we are subject to investigations, audits and other proceedings initiated by federal, state, international, national, provincial and local authorities, including regulatory agencies such as the Food and Drug Administration as a result of our Pharma segment. We are also subject to indemnification claims under various contracts. Current and future litigation, proceedings or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased operating costs or interruptions of our normal business operations. Litigation, proceedings and indemnification claims involve uncertainties and the eventual outcome of any such matter could adversely affect our business, results of operations or cash flows.
Increased global cybersecurity threats and more sophisticated, targeted computer crime could pose a risk to our operations. Increased global information security threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure, as well as the data of our customers. We continue to assess potential threats and make investments seeking to reduce the risk of these threats by employing a number of security measures, including employee training, comprehensive monitoring of our networks and systems, ensuring strong data protection standards including authentication mechanisms are in place and safeguarding our critical information assets.
We also periodically test our systems for vulnerabilities and regularly rely on third parties to conduct such tests. To date, we have seen no material impact on our business or operations from these threats; however, we cannot guarantee that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers' systems. Even with these mitigations, our information systems remain potentially vulnerable to sophisticated cybersecurity threats, particularly as more business activities have shifted online due to the COVID-19 pandemic. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.
If our integration of acquisitions are unsuccessful, our financial performance may suffer. We continue to pursue growth through acquisitions, including the recent Voluntis, Hengyu, Fusion and Noble acquisitions. If our integration efforts, including unlocking synergies, are unsuccessful we may not realize the full potential of the acquisitions and as a result our financial performance may suffer.
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
We have approximately $974.2 million in recorded goodwill at December 31, 2021, and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income. We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows or changes in market conditions, including as a result of the COVID-19 pandemic, may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Estimates” in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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

12/ATR	2021 Form 10-K

Future government regulations of healthcare cost containment policies may impact our pharmaceutical sales. Review by governments of the number of drugs and prices thereof that will be paid by their insurance systems could affect future sales to the pharmaceutical industry and thereby adversely affect prices of and demand for our pharmaceutical products.
We may be adversely affected by the transition away from the London Interbank Offered Rate (“LIBOR”) or other Interbank Rates (IBORs) to Risk Free Rates for our variable rate loans, derivative contracts and other financial assets and liabilities. We have loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority, which is the LIBOR administrator's regulator, has announced that the publication of the one-week and two-month U.S. dollar LIBOR tenors and all non-U.S. dollar LIBOR tenors have ceased effective January 1, 2022, with the remaining most common U.S. dollar LIBOR tenors (overnight and one, three, six and twelve months) ceasing immediately after June 30, 2023.
The transition from LIBOR may cause us to incur increased costs and additional risk. Our revolving credit facility contains provisions allowing for a transition away from U.S. dollar LIBOR, but those provisions are contingent on our ability to negotiate new benchmark rates, spreads and calculation methods with the administrative agent. Although the Secured Overnight Financing Rate ("SOFR") has been identified as a recommended alternative reference rate to U.S. dollar LIBOR, SOFR has a limited history and SOFR-based reference rates may perform differently from U.S. dollar LIBOR, which may affect our net interest expense, change our market risk profile and require changes to our risk, pricing and hedging strategies.
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
We are also subject to examination of our returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase in jurisdictions where we have significant operations, or if the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our financial condition and operating results could be materially, adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved comments from the SEC.

13/ATR	2021 Form 10-K

ITEM 2. PROPERTIES
We lease or own our principal offices and manufacturing facilities. None of the owned principal properties is subject to a lien or other encumbrance material to our operations. We believe that existing operating leases will be renegotiated as they expire, will be acquired through purchase options or that suitable alternative properties will be leased on acceptable terms. We consider the condition and extent of utilization of our manufacturing facilities and other properties to be generally good, and the capacity of our plants to be adequate for the needs of our business. We manufacture products in 47 locations, with 17 of those facilities serving two segments and 6 serving all three of our segments. The locations of our manufacturing facilities, by geographic region/country, are set forth below:

Geographic Region/Country	Number of Manufacturing Facilities	Pharma Manufacturing Facilities	Beauty + Home Manufacturing Facilities	Food + Beverage Manufacturing Facilities
France	12	5	9	0
Germany	6	4	5	2
Rest of Europe	7	2	6	5
North America	9	6	6	6
Latin America	7	1	7	3
China	3	2	1	2
Other Asia	3	1	2	1
Total	47	21	36	19
Our head corporate office is located in Crystal Lake, Illinois. We also have sales, service facilities, and corporate offices in locations in addition to those listed above.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to a number of lawsuits and claims both actual and potential in nature. While management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows. Please refer to Note 13 - Commitments and Contingencies in Part II, Item 8 – Financial Statements and Supplementary Data for further discussion of contingencies affecting our business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

14/ATR	2021 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Our Common Stock is traded on the New York Stock Exchange under the symbol “ATR”. As of February 14, 2022, there were approximately 170 holders of record of our Common Stock. A substantially greater number of holders of our Common Stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
DIVIDENDS
On January 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.38 per share of Common Stock, which will be paid on February 23, 2022 to stockholders of record as of February 3, 2022. We have paid an increased dividend to stockholders each year for the past 28 years. During 2021, we paid $98.5 million in dividends to stockholders. While we expect to continue to pay a regular quarterly dividend of $0.38 per share in 2022, the timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit facility, applicable law and other factors that our Board of Directors considers relevant.
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of Common Stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of Common Stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2021, the Plan purchased 3,888 shares of our Common Stock on behalf of the participants at an average price of $116.20 per share, for an aggregate amount of $452 thousand, and sold 1,986 shares of our Common Stock on behalf of the participants at an average price of $128.32 per share, for an aggregate amount of $255 thousand. At December 31, 2021, the Plan owned 108,884 shares of our Common Stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of Common Stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the fourth quarter of 2021, we repurchased approximately 395 thousand shares for approximately $49.7 million.
The following table summarizes our purchases of our securities for the quarter ended December 31, 2021:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

10/1 - 10/31/21	—	$—	—	$250.1
11/1 - 11/30/21	259,874	129.31	259,874	216.5
12/1 - 12/31/21	135,000	119.59	135,000	200.4
Total	394,874	$125.99	394,874	$200.4

15/ATR	2021 Form 10-K

SHARE PERFORMANCE
The following graph shows a five year comparison of the cumulative total stockholder return on our Common Stock as compared to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index and to an index of peer group companies we selected. The companies included in the peer group are: Albemarle Corporation, Ashland Global Holdings Inc., Berry Global Group, Inc., Catalent, Inc., CCL Industries Inc., Hill-Rom Holdings, Inc. (included through December 13, 2021 when it was acquired by Baxter International Inc.), ICU Medical, Inc., Ingredion Inc., International Flavors & Fragrances, Inc., McCormick & Company, Inc., Sealed Air Corporation, Sensient Technologies Corporation, Silgan Holdings, Inc., Sonoco Products Company, Stericycle, Inc., STERIS plc, Teleflex Inc. and West Pharmaceutical Services, Inc.
Comparison of 5 Year Cumulative Stockholder Returns

$250
$200
$150
$100
$50
$0

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
AptarGroup	100	119.32	131.91	164.19	196.81	178.04
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
Peer Group	100	123.46	112.78	138.60	170.24	213.16

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 6. [RESERVED]

16/ATR	2021 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts or as otherwise indicated)
The objective of the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to help the reader understand the financial performance of AptarGroup, Inc. from management's perspective. MD&A is presented in eight sections: Overview, Results of Operations, Liquidity and Capital Resources, Recently Issued Accounting Pronouncements, Critical Accounting Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
In MD&A, “we,” “our,” “us,” “AptarGroup,” “AptarGroup, Inc.”, “Aptar” and the “Company” refer to AptarGroup, Inc. and its consolidated subsidiaries.
OVERVIEW
GENERAL
Aptar is a global leader in the design and manufacturing of a broad range of drug delivery, consumer product dispensing and active material science solutions and services for the pharmaceutical, beauty, personal care, home care, food and beverage markets. Using insights, proprietary design, engineering and science to create dispensing, dosing and protective technologies for many of the world's leading brands, Aptar in turn, makes a meaningful difference in the lives, looks, health and homes of millions of patients and consumers around the world.
In addition to the information presented herein that conforms to accounting principles generally accepted in the United States of America (“U.S. GAAP”), we also present certain financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S.GAAP financial measures because they allow for a better period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect Aptar’s core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the audited consolidated statements of income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See the reconciliation under "Non-U.S. GAAP Measures" below.
For the year ended December 31, 2021, reported sales increased 10% to $3.23 billion from $2.93 billion a year ago. Core sales, excluding the positive impact from changes in currency exchange rates and acquisition effects, increased 7% from 2020. A reconciliation of core sales growth to reported net sales growth, the most directly comparable U.S. GAAP measure, can be found under "Net Sales" below. During 2021, our Beauty + Home and Food + Beverage segments both reported strong core sales growth as sales of our products used in certain applications recovered from depressed sales during 2020 due to the COVID-19 pandemic. Our Pharma segment reported strong product growth in our injectables and active material science solutions markets; however, we continued to be negatively impacted by the prolonged drawing down of inventory by certain customers as fewer illnesses and fewer doctor visits have resulted in lower consumption of allergic rhinitis, cough and cold and certain pulmonary medicines using our drug delivery devices.
2021 HIGHLIGHTS
•Top line growth across each segment drove record annual sales of $3.2 billion
•Reported sales grew 10% and core sales increased 7%
•Reported earnings per share increased 12% to $3.61
•Reported net income totaled $244 million, exceeding 2019 pre-pandemic levels
•Adjusted EBITDA totaled $607 million, exceeding 2019 pre-pandemic levels
•Acquired Voluntis, a pioneer in digital therapeutics, and 80% of Weihai Hengyu Medical Products, a leading Chinese manufacturer of elastomeric and plastic components used in injectable drug delivery
•28th consecutive year of paying an increased annual dividend
•Our ESG performance resulted in the following recognitions over the past year:
◦Number one on the Forbes Green Growth 50 2021 list;
◦Forbes 2021 World's Top 10 Female-Friendly Companies;
◦Number ten on Newsweek's America's Most Responsible Companies 2022 list, and number one in our industry category, with this being our third year on the list;
◦Number two on JUST Capital's 2021 list of America's Top 10 Companies Leading on Environmental Impact;
◦JUST Capital's America's Most JUST Companies 2022, and ranked in the top 20 overall and first in our industry for the category of Leading on Environmental Impact;
◦3BL Media's 100 Best Corporate Citizens 2021 ranking;
◦Barron's 2022 100 Most Sustainable Companies in the U.S., our fourth year on the list;

17/ATR	2021 Form 10-K

◦Le Point's 2022 Most Responsible Companies in France, our second year on the list;
◦2021 CDP Supplier Engagement Leaderboard, our second year on the list; and
◦Platinum 2021 EcoVadis Sustainability Rating.
RESULTS OF OPERATIONS
The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated. Refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information regarding Results of Operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Year Ended December 31,	2021		2020
	Amount in Thousands $	% of Net Sales	Amount in Thousands $	% of Net Sales

Net sales	$3,227,221	100.0%	$2,929,340	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	2,070,538	64.1	1,842,821	62.9
Selling, research & development and administrative	551,242	17.1	500,229	17.1
Depreciation and amortization	234,853	7.3	220,300	7.5
Restructuring initiatives	23,240	0.7	26,492	0.9
Operating income	347,348	10.8	339,498	11.6
Other expense	(25,693)	(0.8)	(38,343)	(1.3)
Income before income taxes	321,655	10.0	301,155	10.3
Net Income	$243,638	7.5%	$214,090	7.3%
Effective tax rate	24.3%		28.9%
Adjusted EBITDA margin (1)	18.8%		20.0%

(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
During 2020 the COVID-19 pandemic adversely affected the sales of several of our products, including sales to our prescription pharma customers due to lower incidences of common illnesses and doctor appointments and to our travel and retail beauty business and to our on-the-go beverage customers. We also benefited, to some extent, from increased demand for our personal care pumps and closures on certain types of hand sanitizers and our active material science solutions film for at-home COVID-19 test kits. While during 2021 we have experienced a return toward pre-pandemic levels in several of our markets, there remain uncertainties related to the pandemic that could adversely affect our business. The significance of these and other impacts to our segments are discussed herein.
As each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world, our facilities have remained operational during the pandemic. We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives have impacted our operations.
The extent to which the COVID-19 pandemic impacts our financial results and operations for fiscal year 2022 and going forward for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including the availability, adoption and efficacy of vaccines and boosters, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus and numerous other uncertainties. No impairments were recorded as of December 31, 2021 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions and labor shortages, future results could be materially impacted. See Part I, Item 1A - Risk Factors, included in this report for information on material risks associated with COVID-19.

18/ATR	2021 Form 10-K

NET SALES
For the year ended December 31, 2021, reported net sales increased 10% to $3.23 billion from $2.93 billion a year ago. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies in which we operate, resulting in a positive currency translation impact of 2%. The acquisition of Fusion Packaging, Inc. ("Fusion") positively impacted sales by 1%. There was no significant impact from our acquisitions of Voluntis and Hengyu during 2021. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 7% in 2021 compared to 2020. Price increases to our customers due to rising inflationary costs had a strong impact on our core sales during 2021. Of our 7% core sales increase, approximately 4% is due to price adjustments related to the passing through of higher resin and other input costs. All three segments reported sales growth excluding the inflationary pass-throughs mentioned above. Our Beauty + Home and Food + Beverage segments both reported strong core sales growth as sales of our products used in certain market categories recovered from depressed sales during 2020 due to the COVID-19 pandemic. Our Pharma segment reported strong product growth in our injectables and active material science solutions markets; however, we were negatively impacted early in the year by the prolonged drawing down of inventory by certain customers as fewer illnesses and fewer doctor visits have resulted in lower consumption of allergic rhinitis, cough and cold and certain pulmonary medicines using our drug delivery devices.

Year Ended December 31, 2021	Pharma	Beauty +Home	Food + Beverage	Total

Core Sales Growth	2%	7%	23%	7%
Acquisitions	—%	1%	—%	1%
Currency Effects (1)	3%	2%	2%	2%
Total Reported Net Sales Growth	5%	10%	25%	10%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2021	% of Total	2020	% of Total

Domestic	$1,081,823	34%	$965,986	33%
Europe	1,725,182	53%	1,604,056	55%
Other Foreign	420,216	13%	359,298	12%
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Our cost of sales (“COS”) as a percent of net sales increased to 64.1% in 2021 compared to 62.9% in 2020. Our COS percentage was negatively impacted by both changes in our mix of sales and significant input cost increases across multiple substrates used in our products. During 2021, we reported a lower percentage of our higher-margin Pharma product sales compared to 2020. As discussed above, we also experienced increases in several input costs including resin, metals, freight and labor. While we maintain our normal pass-through of resin prices and have implemented general price increases to offset other cost increases, there is no margin on these pass-throughs which increases our COS as a percentage of sales.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our selling, research & development and administrative expenses (“SG&A”) increased approximately 10% or $51.0 million to $551.2 million in 2021 compared to $500.2 million in 2020. Excluding changes in foreign currency rates, SG&A increased by approximately $40.2 million compared to the prior year. Of this increase, $10.0 million relates to incremental SG&A costs in 2021 from the inclusion of our acquired companies compared to the prior year. The remaining increase is mainly due to higher compensation costs and professional fees, which includes transaction costs related to our announced acquisitions. In 2021 SG&A as a percentage of net sales remained constant with 2020 at 17.1%.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expense increased approximately 7% or $14.6 million to $234.9 million in 2021 compared to $220.3 million in 2020. Excluding changes in foreign currency rates, depreciation and amortization expense increased by approximately $9.9 million compared to the prior year. Approximately $5.4 million of this increase is due to incremental depreciation and amortization costs related to our acquired companies. We also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 7.3% in 2021 compared to 7.5% in the prior year.

19/ATR	2021 Form 10-K

RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions have also been addressed. Restructuring costs related to this plan for the years ended December 31, 2021 and 2020 are as follows:

Year Ended December 31,	2021	2020
Restructuring Initiatives by Segment
Pharma	$76	$220
Beauty + Home	10,447	24,464
Food + Beverage	404	1,903
Corporate & Other	12,313	(95)
Total Restructuring Initiatives	$23,240	$26,492
As of the end of 2021, we have successfully completed the vast majority of our planned initiatives related to our transformation plan, including implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. However, the COVID-19 global pandemic resulted in a significant decline in our beauty business. While our Beauty + Home segment continues to be profitable, the disruption caused by the pandemic, including higher operating costs, have more than offset any expected growth in earnings from our transformation. Although we believe the beauty market remains a long-term attractive growth market and we remain committed to completing our transformation initiatives, we expect the return to growth to be gradual and non-linear as this market is highly correlated to the return to post-pandemic normal consumer behavior, including travel, which has proven to be sporadic and uncertain. The cumulative expense incurred for this transformation plan is approximately $136 million. We also made capital investments of approximately $50 million related to this plan. We do not expect to incur additional restructuring expense or have additional significant cash outflows related to our transformation plan in 2022.
OPERATING INCOME
Reported operating income increased approximately $7.9 million or 2% to $347.3 million in 2021 compared to $339.5 million in 2020. Excluding changes in foreign currency rates, operating income decreased by approximately $3.9 million in 2021 compared to 2020. The majority of this decrease is due to changing segment sales mix along with significantly higher input costs, including both materials and labor, related to the current inflationary environment. Operating income as a percentage of net sales decreased to 10.8% in 2021 compared to 11.6% for the prior year.
NET OTHER EXPENSE
Net other expense decreased $12.7 million in 2021 to $25.7 million compared to $38.3 million in 2020. We recorded a $2.0 million realized gain and a $2.7 million unrealized gain on our investment in PureCycle Technologies (“PureCycle” or "PCT") during 2021. As discussed in Note 20 - Investment in Equity Securities of the Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Consolidated Statements of Income. We believe that unrealized cost investment gains and losses from changes in market prices are not considered relevant to understanding our reported consolidated earnings or evaluating our periodic economic performance and are removed when reporting Adjusted EBITDA below. Other than the investment gain in PCT, we benefited from $5.7 million of lower net interest expenses due to lower interest rates and a lower average outstanding debt balance during 2021. We also recorded $1.8 million of interest income related to a Brazilian value added tax adjustment as discussed in Note 13-Commitments and Contingencies within the Notes to Consolidated Financial Statements. Miscellaneous expense also improved as a net favorable impact on foreign currency contracts more than compensated for higher pension costs related to the decline in discount rates.
PROVISION FOR INCOME TAXES
The reported effective tax rate on income before income taxes for 2021 and 2020 was 24.3% and 28.9%, respectively. The tax rate for 2021 was lower compared to 2020 due primarily to excess tax benefits on deductible stock-based compensation. The 2021 tax rate was lower also due to a more favorable mix of earnings, including a tax rate reduction in France.
At December 31, 2021, we continue to assert permanent reinvestment of foreign earnings from Aptar's foreign operations. Therefore, we do not have a balance of foreign earnings that will be subject to U.S. tax upon repatriation under the currently enacted U.S. tax laws. We continually analyze our global working capital requirements as well as local country operation needs. We estimate that if the non-U.S. subsidiaries were to make a distribution of their cash or distributable reserves to the U.S., we would incur local country withholding tax and income taxes in the range of $15 million to $25 million. We would recognize such tax expense in our Consolidated Statements of Income and Consolidated Balance Sheets should we change the current permanent reinvestment assertion on foreign earnings.

20/ATR	2021 Form 10-K

NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $244.1 million in 2021 compared to $214.0 million reported in 2020.

PHARMA SEGMENT

Year Ended December 31,	2021	2020	% Change 2021 vs. 2020

Net Sales	$1,284,624	$1,225,779	4.8%
Adjusted EBITDA (1)	425,714	428,469	(0.6)
Adjusted EBITDA margin (1)	33.1%	35.0%

(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures."

Reported net sales increased approximately 5% in 2021 to $1.28 billion compared to $1.23 billion in 2020. Changes in currencies positively affected net sales by 3%. The impact of our Voluntis and Hengyu acquisitions was immaterial to our segment's full year results. Therefore, core sales increased 2% in 2021 compared to the prior year. Core sales of our products to the injectables market increased 16% due to continued strong demand for our vaccine components. Sales of our active material science solutions grew 12% on increased demand for our diagnostics and probiotics products. We also experienced increased demand for our Activ-Film™ technology used to enhance the integrity of certain diagnostic tests including at-home COVID-19 test kits. Core sales of our products to the consumer health care market increased 4% as strong revenue from our eye care customers more than compensated for softness for most of the year in the nasal saline and decongestant markets. Core sales of our products to the prescription drug market decreased 8% as fewer non-critical doctor visits and lower incidence of cold and flu illnesses this year have resulted in certain Pharma customers drawing down inventory as sectors such as allergic rhinitis are impacted by low levels of patient consumption.

Year Ended December 31, 2021	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Core Sales Growth	(8)%	4%	16%	12%	—%	2%
Acquisitions	—%	—%	1%	—%	100%	—%
Currency Effects (1)	3%	3%	3%	1%	—%	3%
Total Reported Net Sales Growth	(5)%	7%	20%	13%	100%	5%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2021 decreased to $425.7 million compared to $428.5 million in 2020. While we reported strong product growth in our injectables and active material science solutions markets, lower sales in certain of our higher-margin prescription products drove our Adjusted EBITDA margins lower during 2021. We were also impacted by the inflationary environment discussed above as higher input costs negatively impacted our margins.

BEAUTY + HOME SEGMENT

Year Ended December 31,	2021	2020	% Change 2021 vs. 2020

Net Sales	$1,434,022	$1,298,151	10.5%
Adjusted EBITDA (1)	154,689	129,299	19.6
Adjusted EBITDA margin (1)	10.8%	10.0%

(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".

21/ATR	2021 Form 10-K

Reported net sales increased approximately 10% in 2021 to $1.43 billion compared to $1.30 billion in 2020. Changes in currency rates positively impacted net sales by 2% while our acquisition of Fusion positively impacted sales by 1% in 2021. Therefore, core sales increased 7% in 2021 compared to the prior year. Approximately 4% of this core sales growth came from pass-through of higher input cost while the remaining amount is due to increased volumes, as sales for many of our products continued to gradually recover from the COVID-19 pandemic. Core sales of our products to the beauty market increased 11% during 2021 as we experienced an increase in demand for both fragrance and skin care products. Personal care core sales increased 3% as higher sales of our hair care and body care products more than offset the lower demand for our hand sanitizer dispensing solutions. Core sales to the home care markets increased 6% on strong demand for our dish care products.

Year Ended December 31, 2021	Personal Care	Beauty	Home Care	Total
Core Sales Growth	3%	11%	6%	7%
Acquisitions	—%	3%	—%	1%
Currency Effects (1)	2%	3%	2%	2%
Total Reported Net Sales Growth	5%	17%	8%	10%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2021 increased to $154.7 million from $129.3 million in 2020. As discussed above, increases in product sales volumes drove the majority of our Adjusted EBITDA growth in 2021. Inflationary increases negatively impacted our current year results and margins as resin price pass throughs and other general price increases were not enough to offset the full effect of rising material and labor costs. However, we were further able to compensate for this impact with improved operational performance during 2021.

FOOD + BEVERAGE SEGMENT

Year Ended December 31,	2021	2020	% Change 2021 vs. 2020

Net Sales	$508,575	$405,410	25.4%
Adjusted EBITDA (1)	79,377	71,995	10.3
Adjusted EBITDA margin (1)	15.6%	17.8%

(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
Reported net sales increased approximately 25% in 2021 to $508.6 million compared to $405.4 million in 2020. Changes in currency rates positively impacted net sales by 2%. Therefore, core sales increased 23% in 2021 compared to the prior year. Strong product and tooling sales, along with the pass-through of higher material costs, positively impacted 2021 sales. Approximately 14% of the core sales increase is due to passing through higher resin and other input costs. Core sales to the food market increased 21% while core sales to the beverage market increased 29% during 2021 compared to the prior year. For the food markets, we realized strong growth in several product applications including sauces and condiments, dairy and granulars/powders as consumers continued to cook at home. The beverage market also reported growth as sales of our premium single-serve bottled water and on-the-go functional drink products continued to recover from the lower COVID-19 pandemic levels last year.

Year Ended December 31, 2021	Food	Beverage	Total
Core Sales Growth	21%	29%	23%
Acquisitions	—%	—%	—%
Currency Effects (1)	2%	4%	2%
Total Reported Net Sales Growth	23%	33%	25%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2021 increased to $79.4 million compared to $72.0 million in 2020. Higher product and tooling sales discussed above more than compensated for the impact of increasing input costs and higher compensation costs. While we maintain our normal pass-through of resin prices and have implemented general price increases to offset other cost increases, there is no margin on these pass-throughs which negatively impacts our Adjusted EBITDA margins.

22/ATR	2021 Form 10-K

CORPORATE & OTHER
In addition to our three reporting segments, Aptar assigns certain costs to “Corporate & Other,” which is presented separately in Note 18 — Segment Information of the Notes to the Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments.
Corporate & Other expenses in 2021 increased to $52.3 million compared to $43.4 million in 2020. Approximately $2.1 million of this increase is due to higher foreign exchange rates during 2021. The majority of the remaining increase relates to higher compensation costs and higher professional fees during 2021 compared to the prior year. Our 2021 Adjusted EBITDA includes a $2.0 million realized gain on sales of PCT shares, while our 2020 results include a $3.1 million gain on our PureCycle investment prior to it being converted into shares of PCT. As noted above, any unrealized investment gains or losses are removed from our Adjusted EBITDA calculation as we believe that unrealized cost investment gains and losses from changes in market prices are not considered relevant to understanding our reported consolidated earnings or evaluating our periodic economic performance.
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
In our Management's Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.
We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”). We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges (restructuring initiatives), acquisition-related costs, purchase accounting adjustments related to acquisitions and investments and net unrealized investment gains and losses related to observable market price changes on equity securities. Our Operations Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as tax and exchange rates, or reliably predicted because they are not part of our routine activities, such as restructuring initiatives and acquisition-related costs.
We provide a reconciliation of Net Debt to Net Capital as a non-U.S. GAAP measure. "Net Debt" is calculated as interest bearing debt less cash and equivalents and short-term investments while "Net Capital" is calculated as stockholders' equity plus Net Debt. Net Debt to Net Capital measures a company’s financial leverage, which gives users an idea of a company's financial structure, or how it is financing its operations, along with insight into its financial strength. We believe that it is meaningful to take into consideration the balance of our cash, cash equivalents and short-term investments when evaluating our leverage. If needed, such assets could be used to reduce our gross debt position.
Finally, we provide a reconciliation of free cash flow as a non-U.S. GAAP measure. Free cash flow is calculated as cash provided by operating activities less capital expenditures plus proceeds from government grants related to capital expenditures. We use free cash flow to measure cash flow generated by operations that is available for dividends, share repurchases, acquisitions and debt repayment. We believe that it is meaningful to investors in evaluating our financial performance and measuring our ability to generate cash internally to fund our initiatives.

23/ATR	2021 Form 10-K

	Year Ended December 31, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$3,227,221	$1,284,624	$1,434,022	$508,575	$—	$—

Reported net income	$243,638
Reported income taxes	78,017
Reported income before income taxes	321,655	331,317	47,631	38,650	(69,327)	(26,616)
Adjustments:
Restructuring initiatives	23,240	76	10,447	404	12,313
Net unrealized investment gain (1)	(2,709)				(2,709)
Transaction costs related to acquisitions	3,811	3,811	—	—	—
Adjusted earnings before income taxes	345,997	335,204	58,078	39,054	(59,723)	(26,616)
Interest expense	30,284					30,284
Interest income	(3,668)					(3,668)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	372,613	335,204	58,078	39,054	(59,723)	—
Depreciation and amortization	234,853	90,510	96,611	40,323	7,409	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$607,466	$425,714	$154,689	$79,377	$(52,314)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.8%	33.1%	10.8%	15.6%

(1)Net unrealized investment gain represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).

24/ATR	2021 Form 10-K

	Year Ended December 31, 2020

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,929,340	$1,225,779	$1,298,151	$405,410	$—	$—

Reported net income	$214,090
Reported income taxes	87,065
Reported income before income taxes	301,155	351,411	3,832	32,324	(54,126)	(32,286)
Adjustments:
Restructuring initiatives	26,492	220	24,464	1,903	(95)
Transaction costs related to acquisitions	4,812	210	4,602	—	—
Purchase accounting adjustments related to acquisitions and investments	4,642	1,421	3,221	—	—
Adjusted earnings before income taxes	337,101	353,262	36,119	34,227	(54,221)	(32,286)
Interest expense	33,244					33,244
Interest income	(958)					(958)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	369,387	353,262	36,119	34,227	(54,221)	—
Depreciation and amortization	220,300	75,874	95,880	37,768	10,778	—
Purchase accounting adjustments included in Depreciation and amortization above	(3,367)	(667)	(2,700)	—	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$586,320	$428,469	$129,299	$71,995	$(43,443)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.0%	35.0%	10.0%	17.8%

Net Debt to Net Capital Reconciliation	December 31, 2021	December 31, 2020

Notes payable, revolving credit facility and overdrafts	$147,276	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	142,351	65,666
Long-Term Obligations, net of unamortized debt issuance costs	907,024	1,054,998
Total Debt	$1,196,651	$1,172,864
Less:
Cash and equivalents	$122,925	$300,137
Short-term investments	740	243
Net Debt	$1,072,986	$872,484

Total Stockholders' Equity	$1,984,600	$1,850,785
Net Debt	1,072,986	872,484
Net Capital	$3,057,586	$2,723,269

Net Debt to Net Capital	35.1%	32.0%

25/ATR	2021 Form 10-K

Free Cash Flow Reconciliation	December 31, 2021	December 31, 2020

Net Cash Provided by Operations	$363,443	$570,153
Capital Expenditures	(307,935)	(245,954)
Proceeds from Government Grants	2,003	—
Free Cash Flow	$57,511	$324,199
LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth, pay quarterly dividends to stockholders and to make acquisitions that will contribute to the achievement of our strategic objectives. Due to uncertainty amid the COVID-19 pandemic, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents decreased to $122.9 million at December 31, 2021 from $300.1 million at December 31, 2020 while total short and long-term interest bearing debt of $1.20 billion at December 31, 2021 increased from $1.17 billion at December 31, 2020. The use of cash and increase in debt was primarily to fund our acquisitions and return cash to stockholders in the form of dividends and share repurchases. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 35.1% at December 31, 2021 compared to 32.0% at December 31, 2020. See the reconciliation under "Non-U.S. GAAP Measures".
In 2021, our operations provided approximately $363.4 million in cash flow compared to $570.2 million in 2020. Cash flow from operations was primarily derived from earnings before depreciation and amortization. The decrease in 2021 cash flow from operations compared to 2020 is primarily attributable to an increase in working capital driven by our sales growth along with pricing increases related to the passing through of higher resin and other input costs as well as increased inventory due to inflation. We believe that our 2022 operating cash flow will be more than sufficient to fund our working capital needs, scheduled repayments of debt and outstanding purchase commitments as discussed in Note 13 - Commitments and Contingencies and lease arrangements as discussed in Note 8 - Lease Commitments.
We used $457.2 million in cash for investing activities during 2021 compared to $452.0 million during 2020. The higher cash utilization in 2021 compared to 2020 is mainly due to a $62.0 million increase in capital expenditures, partially offset by a $15.8 million decrease related to acquisitions and a $32.8 million decrease for investment in equity securities. During 2021, approximately $89.7 million and $53.8 million of cash was utilized to fund the Voluntis and Hengyu acquisitions, respectively, while in 2020, $162.7 million of cash was utilized to fund the Fusion acquisition. Additionally, in 2021 we invested $6.9 million in equity securities while in 2020 we invested $32.0 million in our 49% equity interest of BTY, $5.0 million in our 30% equity interest of Sonmol and $1.4 million in our Loop and PureCycle preferred equity investments. In 2022, we expect our capital investments to be in the range of $300 million to $330 million.
Financing activities utilized $81.5 million of cash during 2021, compared to $73.7 million during 2020, mainly due to an increase of returns to stockholders not fully offset by additional borrowings. In 2021, we paid $98.5 million in dividends to stockholders and repaid $68.8 million of long-term debt, while in 2020, we paid $92.7 million of dividends to stockholders and repaid $64.7 million of long-term debt and $14.0 million of net notes payable. Additionally, contributing to our higher utilization of financing activities in 2021 compared to 2020 was the repurchase of $78.1 million of common stock that was placed into treasury during 2021 while no treasury shares were repurchased during 2020. Finally, we received net proceeds from stock option exercises of $59.9 million and net proceeds from our revolving credit facility of $92.9 million in 2021 compared to net proceeds from stock option exercises of $68.5 million and net proceeds from our revolving credit facility of $27.0 million in 2020. In 2022, we expect to have financing cash outlays of approximately $283.0 million to fund short- and long-term debt obligations present as of December 31, 2021 as they come due as discussed in Note 7 - Debt, which will be covered by cash on hand or additional borrowings on our revolving credit facility.
Refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information regarding cash flows for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

26/ATR	2021 Form 10-K

On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. As of December 31, 2020, under our prior credit facility, we utilized $52 million under our U.S. revolving facility and no balance was utilized under our euro-based revolving credit facility. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Consolidated Balance Sheets.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.84 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	19.65 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.0 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
In addition, in October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of December 31, 2021.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Consolidated Balance Sheets, and associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of December 31, 2021 and 2020, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $30 million and $23 million, respectively.
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

27/ATR	2021 Form 10-K

RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued accounting standards updates to FASB’s Accounting Standards Codification that have future effective dates. Standards which are effective for 2021 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and can be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2021, we have amended the revolving credit facility to provide mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. We are evaluating any further impact this standard may have on our Consolidated Financial Statements and anticipate no further significant impacts.
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
IMPAIRMENT OF GOODWILL
In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our Beauty + Home and Food + Beverage business segments represent reporting units. In addition to the Pharma business reporting unit, the injectables and active material science solutions divisions of the Pharma segment qualify as separate reporting units for goodwill impairment testing apart from the remaining Pharma business. As of December 31, 2021, we have $974.2 million of goodwill, which is allocated as follows:

Reporting Unit	Balance at December 31, 2021
Pharma	$181,136
Injectables	175,284
Active Material Science Solutions	163,777
Beauty + Home	325,719
Food + Beverage	128,241
Total	$974,157
We believe that the accounting estimates related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period as it requires management to make assumptions about the future cash flows for each reporting unit over several years, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to projected revenue growth rates, the terminal growth factor, as well as the discount rate. Actual cash flows in the future may differ significantly from those forecasted today. The estimates and assumptions for future cash flows and their impact on the impairment testing of goodwill is a critical accounting estimate.

28/ATR	2021 Form 10-K

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
Based on our qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of these reporting units was greater than their carrying amounts and therefore no impairment of goodwill was recognized during the year ended December 31, 2021.
INCOME TAXES
We recognize tax benefits from uncertain tax positions if it more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater-than-50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.
At December 31, 2021 and 2020, we had $130.2 million and $124.8 million, respectively, of deferred tax assets net of valuation allowance on our balance sheet, a significant portion of which is related to net operating losses and other tax attribute carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against the deferred tax assets.
ACQUISITIONS
We account for business combinations using the acquisition method, which requires management to estimate the fair value of identifiable assets acquired and liabilities assumed, and to properly allocate purchase price consideration to the individual assets acquired and liabilities assumed. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. The allocation of the purchase price utilizes significant estimates and assumptions in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset and are reviewed by consulting with outside valuation experts. The purchase price allocation for business acquisitions contains uncertainties because it requires management's judgment.
Management applied judgment in determining the fair value of the acquired assets with respect to the acquisitions of Voluntis, Hengyu and Fusion, including the fair values of acquired intangibles including acquired technology and customer relationships. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In particular, judgment was applied with respect to determining the fair value of acquired technology and customer relationships intangible assets, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, the revenue growth rates, the customer attrition rates, the technology obsolescence rate, the EBITDA margins and the discount rate.
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
The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation ("ABO") and the Projected Benefit Obligation (“PBO”), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including AA corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (FTSE Pension Index Curve). At December 31, 2021, the discount rates for our domestic and foreign plans were 2.75% and 1.09%, respectively.

29/ATR	2021 Form 10-K

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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $77.8 million increase in the PBO ($61.2 million for the domestic plans and $16.6 million for the foreign plans) and a $12.0 million increase in net periodic benefit cost ($10.6 million for the domestic plans and $1.4 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $60.3 million decrease in the PBO ($46.6 million for the domestic plans and $13.7 million for the foreign plans) and a $9.4 million decrease in net periodic benefit cost ($8.2 million for the domestic plans and $1.2 million for the foreign plans).
The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 48% was invested in equities, 27% was invested in fixed income securities, 11% was invested in hedge funds, 8% was invested in infrastructure securities, 5% was invested in real estate securities and 1% was invested in money market funds, at December 31, 2021. Of foreign plan assets, approximately 90% was invested in investment funds, 6% was invested in equity securities, 2% was invested in corporate securities, 1% was invested in fixed income securities and 1% was invested in money market funds at December 31, 2021.
The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $2.6 million increase (or decrease) in net periodic benefit cost.
The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each rate of expected compensation increase would be a $7.8 million decrease in the PBO ($1.9 million for the domestic plans and $5.9 million for the foreign plans) and a $1.4 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each rate of expected compensation increase would be a $7.5 million increase in the PBO ($2.0 million for the domestic plans and $5.5 million for the foreign plans) and a $1.5 million increase to the net periodic benefit cost.
Our primary pension related assumptions as of December 31, 2021 and 2020 were as follows:

Actuarial Assumptions as of December 31,	2021	2020

Discount rate:
Domestic plans	2.75%	2.40%
Foreign plans	1.09%	0.54%
Expected long‑term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	3.56%	3.59%
Rate of compensation increase:
Domestic plans	3.17%	3.19%
Foreign plans	3.05%	3.05%
In order to determine the 2022 net periodic benefit cost, we expect to use the discount rates, expected long-term rates of return on plan assets and rates of compensation assumptions as of December 31, 2021. The estimated impact of the changes to the assumptions as noted in the table above on our 2022 net periodic benefit cost is expected to be a decrease of approximately $4.5 million.
OPERATIONS OUTLOOK
Looking to the first quarter, we expect solid growth in our Pharma segment. The prescription division is expected to report growth in the allergy category as we see signs of the destocking ending across most accounts. Our beauty and beverage businesses are showing signs of recovery. Other COVID-19 variants may impact the pace of these recoveries and supply chain disruptions are expected to continue in the near term, impacting certain customers in both Beauty + Home and Food + Beverage segments.

30/ATR	2021 Form 10-K

Aptar expects earnings per share for the first quarter of 2022, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition-related costs to be in the range of $0.92 to $1.00 and this guidance is based on an effective tax rate range of 27% to 29%.
FORWARD-LOOKING STATEMENTS
Certain statements in MD&A and other sections of this Form 10-K are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Liquidity and Capital Resources, Contingencies and Operations Outlook sections of this Form 10-K. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future”, “potential”, "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment, including but not limited to:
•the impact of COVID-19 and its variants on our global supply chain and our global customers, employees and operations, which has elevated and will continue to elevate many of the risks and uncertainties discussed below;
•economic conditions worldwide, including potential deflationary or inflationary conditions in regions we rely on for growth;
•the availability of direct labor workers and the increase in direct labor costs, especially in North America;
•our ability to preserve organizational culture and maintain employee productivity in the work-from-home environment caused by the current pandemic;
•the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;
•fluctuations in the cost of materials, components, transportation cost as a result of supply chain disruptions and labor shortages, and other input costs (particularly resin, metal, anodization costs and energy costs);
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
•difficulties in product development and uncertainties related to the timing or outcome of product development;
•significant product liability claims; and
•other risks associated with our operations.

31/ATR	2021 Form 10-K

Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Part 1, Item 1A - Risk Factors included in this Form 10-K for additional risk factors affecting the Company.
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
The table below provides information as of December 31, 2021 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2022.

Year Ended December 31, 2021 Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$16,554	1.1473	15,076 - 18,924
EUR / BRL	9,981	6.3337	9,679 - 9,981
EUR / MXN	3,851	24.0861	3,504 - 3,851
CZK / EUR	3,831	0.0392	1,519 - 5,057
MXN / USD	3,500	0.0479	2,400 - 3,500
EUR / THB	3,405	38.9346	3,261 - 3,405
USD / CNY	3,000	6.4313	0 - 3,000
CHF / EUR	2,596	0.9455	2,584 - 2,677
EUR / CHF	1,346	1.0574	965 - 1,875
EUR / CNY	1,133	7.2484	0 - 1,133
CHF / USD	143	1.0981	143 - 326
USD / EUR	41	0.8701	41 - 1,554
Total	$49,381
As of December 31, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.2 million in accounts payable, accrued and other liabilities in the Consolidated Balance Sheets. Aptar also entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by its wholly owned UK subsidiary. The fair value of this cash flow hedge is $0.5 million and is reported in prepaid and other in the Consolidated Balance Sheets.

32/ATR	2021 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Year Ended December 31,	2021	2020	2019
Net Sales	$3,227,221	$2,929,340	$2,859,732
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,070,538	1,842,821	1,818,398
Selling, research & development and administrative	551,242	500,229	454,617
Depreciation and amortization	234,853	220,300	194,552
Restructuring initiatives	23,240	26,492	20,472
Total Operating Expenses	2,879,873	2,589,842	2,488,039
Operating Income	347,348	339,498	371,693
Other (Expense) Income:
Interest expense	(30,284)	(33,244)	(35,489)
Interest income	3,668	958	4,174
Net investment gain	4,709	3,064	—
Equity in results of affiliates	(692)	(1,443)	135
Miscellaneous, net	(3,094)	(7,678)	1,556
Total Other (Expense) Income	(25,693)	(38,343)	(29,624)
Income before Income Taxes	321,655	301,155	342,069
Provision for Income Taxes	78,017	87,065	99,842
Net Income	$243,638	$214,090	$242,227
Net Loss (Income) Attributable to Noncontrolling Interests	459	(50)	(25)
Net Income Attributable to AptarGroup, Inc.	$244,097	$214,040	$242,202
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$3.72	$3.32	$3.81
Diluted	$3.61	$3.21	$3.66

Dividends per Common Share	$1.50	$1.44	$1.42
See accompanying notes to consolidated financial statements.

33/ATR	2021 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands

Year Ended December 31,	2021	2020	2019
Net Income	$243,638	$214,090	$242,227
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(71,742)	79,109	(8,727)
Changes in derivative gains (losses), net of tax	1,307	315	(37)
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	26,409	(27,268)	(25,877)
Prior service cost, net of tax	—	1,879	320
Amortization of prior service cost included in net income, net of tax	127	294	2,541
Amortization of net loss included in net income, net of tax	9,300	5,920	332
Total defined benefit pension plan, net of tax	35,836	(19,175)	(22,684)
Total other comprehensive (loss) income	(34,599)	60,249	(31,448)
Comprehensive Income	209,039	274,339	210,779
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	726	(60)	(21)
Comprehensive Income Attributable to AptarGroup, Inc.	$209,765	$274,279	$210,758
See accompanying notes to consolidated financial statements.

34/ATR	2021 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands

December 31,	2021	2020
Assets
Cash and equivalents	$122,925	$300,137
Short-term investments	740	243
Total Cash and equivalents and Short-term investments	123,665	300,380
Accounts and notes receivable, less current expected credit loss ("CECL") of $7,374 in 2021 and $5,918 in 2020	671,350	566,623
Inventories	441,464	379,379
Prepaid and other	121,729	122,613
Total Current Assets	1,358,208	1,368,995
Land	31,436	28,334
Buildings and improvements	631,897	579,616
Machinery and equipment	2,862,142	2,808,623
Property, Plant and Equipment, Gross	3,525,475	3,416,573
Less: Accumulated depreciation	(2,249,598)	(2,217,825)
Property, Plant and Equipment, Net	1,275,877	1,198,748
Investments in equity securities	59,485	50,087
Goodwill	974,157	898,521
Intangible assets, net	362,343	344,309
Operating lease right-of-use assets	62,454	69,845
Miscellaneous	48,840	59,548
Total Other Assets	1,507,279	1,422,310
Total Assets	$4,141,364	$3,990,053
See accompanying notes to consolidated financial statements.

35/ATR	2021 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

December 31,	2021	2020
Liabilities and Stockholders’ Equity
Notes payable, revolving credit facility and overdrafts	$147,276	$52,200
Current maturities of long-term obligations, net of unamortized debt issuance costs	142,351	65,666
Accounts payable, accrued and other liabilities	692,865	662,463
Total Current Liabilities	982,492	780,329
Long-Term Obligations, net of unamortized debt issuance costs	907,024	1,054,998
Deferred income taxes	27,547	37,242
Retirement and deferred compensation plans	116,809	145,959
Operating lease liabilities	48,010	52,212
Deferred and other non-current liabilities	74,882	68,528
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	267,248	303,941
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.4 and 69.5 million shares issued as of December 31, 2021 and 2020, respectively	704	695
Capital in excess of par value	916,534	849,161
Retained earnings	1,789,413	1,643,825
Accumulated other comprehensive loss	(316,041)	(281,709)
Less: Treasury stock at cost, 4.9 and 4.5 million shares as of December 31, 2021 and 2020, respectively	(421,203)	(361,583)
Total AptarGroup, Inc. Stockholders’ Equity	1,969,407	1,850,389
Noncontrolling interests in subsidiaries	15,193	396
Total Stockholders’ Equity	1,984,600	1,850,785
Total Liabilities and Stockholders’ Equity	$4,141,364	$3,990,053
See accompanying notes to consolidated financial statements.

36/ATR	2021 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2021, 2020 and 2019

In thousands
	AptarGroup, Inc. Stockholders’ Equity
	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity
Balance - December 31, 2018	$1,371,826	$(310,504)	$673	$(318,208)	$678,769	$315	$1,422,871
Net income	242,202	—	—	—	—	25	242,227
Foreign currency translation adjustments	—	(8,723)	—	—	—	(4)	(8,727)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	(22,684)	—	—	—	—	(22,684)
Changes in derivative gains (losses), net of tax	—	(37)	—	—	—	—	(37)
Stock awards and option exercises	—	—	13	23,467	91,827	—	115,307
Cash dividends declared on common stock	(90,208)	—	—	—	—	—	(90,208)
Treasury stock purchased	—	—	—	(86,497)	—	—	(86,497)
Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income	214,040	—	—	—	—	50	214,090
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	79,099	—	—	—	10	79,109
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	(19,175)	—	—	—	—	(19,175)
Changes in derivative gains (losses), net of tax	—	315	—	—	—	—	315
Stock awards and option exercises	—	—	9	19,655	78,565	—	98,229
Cash dividends declared on common stock	(92,658)	—	—	—	—	—	(92,658)
Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income	244,097	—	—	—	—	(459)	243,638
Acquisitions of non-controlling interest	—	—	—	—	—	38,543	38,543
Purchases of subsidiary shares from non-controlling interest	—	—	—	—	—	(23,020)	(23,020)
Foreign currency translation adjustments	—	(71,475)	—	—	—	(267)	(71,742)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	35,836	—	—	—	—	35,836
Changes in derivative gains (losses), net of tax	—	1,307	—	—	—	—	1,307
Stock awards and option exercises	—	—	9	18,528	67,373	—	85,910
Cash dividends declared on common stock	(98,509)	—	—	—	—	—	(98,509)
Treasury stock purchased	—	—	—	(78,148)	—	—	(78,148)
Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
See accompanying notes to consolidated financial statements.

37/ATR	2021 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Year Ended December 31,	2021	2020	2019

Cash Flows from Operating Activities:
Net income	$243,638	$214,090	$242,227
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	193,781	180,513	166,944
Amortization	41,072	39,787	27,608
Stock-based compensation	38,870	34,148	23,893
Provision for CECL in 2021 and 2020 and allowance for doubtful accounts in 2019	1,601	865	782
Loss on disposition of fixed assets	217	2,627	344
Net gain on remeasurement of equity securities	(4,709)	(64)	—
Deferred income taxes	(14,356)	(8,198)	8,746
Defined benefit plan expense	29,188	23,372	15,342
Equity in results of affiliates	692	1,443	(135)
Impairment loss	376	—	—
Change in fair value of contingent consideration	2,768	5,230	—
Changes in balance sheet items, excluding effects from foreign currency adjustments and acquisitions:
Accounts and other receivables	(123,251)	13,455	8,811
Inventories	(79,961)	13,722	605
Prepaid and other current assets	(5,538)	(3,078)	6,596
Accounts payable, accrued and other liabilities	52,305	65,592	9,997
Income taxes payable	(4,631)	(6,091)	5,658
Retirement and deferred compensation plan liabilities	(8,726)	(7,267)	(3,956)
Other changes, net	107	7	995
Net Cash Provided by Operations	363,443	570,153	514,457
Cash Flows from Investing Activities:
Capital expenditures	(307,935)	(245,954)	(242,276)
Proceeds from government grants	2,003	—	—
Proceeds from sale of property, plant and equipment	5,231	5,261	4,301
Purchase of short-term investments	(497)	(243)	—
Acquisition of business, net of cash acquired	(148,420)	(164,181)	(106,328)
Acquisition of intangible assets	—	(6,092)	(4,806)
Investment in equity securities	(6,870)	(39,628)	(3,530)
Proceeds from sale of investment in equity securities	2,434	—	16,487
Notes receivable, net	(3,185)	(1,141)	(116)
Net Cash Used by Investing Activities	(457,239)	(451,978)	(336,268)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	14,931	22,342	50,854
Repayments of notes payable and overdrafts	(13,701)	(36,314)	(53,269)
Proceeds and repayments of short term revolving credit facility, net	92,863	27,000	(52,096)
Proceeds from long-term obligations	11,703	4,852	10,523
Repayments of long-term obligations	(68,845)	(64,735)	(67,276)
Payment of contingent consideration obligation	—	(2,765)	—
Dividends paid	(98,509)	(92,658)	(90,208)
Credit facility costs	(1,718)	—	—
Proceeds from stock option exercises	59,906	68,555	90,834
Purchase of treasury stock	(78,148)	—	(86,497)
Net Cash Used by Financing Activities	(81,518)	(73,723)	(197,135)
Effect of Exchange Rate Changes on Cash	(6,731)	13,545	(904)
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(182,045)	57,997	(19,850)
Cash and Equivalents and Restricted Cash at Beginning of Period	304,970	246,973	266,823
Cash and Equivalents and Restricted Cash at End of Period	$122,925	$304,970	$246,973
Supplemental Cash Flow Disclosure:
Interest paid	$29,070	$33,317	$34,422
Income taxes paid	94,968	93,575	86,097

38/ATR	2021 Form 10-K

Restricted cash included in the line item prepaid and other on the Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Fusion acquisition in 2020 and the Noble acquisition in 2019.

Year Ended December 31,	2021	2020	2019

Cash and equivalents	$122,925	$300,137	$241,970
Restricted cash included in prepaid and other	—	4,833	5,003
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$122,925	$304,970	$246,973
See accompanying notes to consolidated financial statements.

39/ATR	2021 Form 10-K

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
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness (see Note 21 – Restructuring Initiatives for further details). The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions have also been addressed. During 2021, 2020 and 2019, we recognized approximately $23.2 million, $26.5 million and $20.5 million, respectively, of restructuring costs related to this plan. As of December 31, 2021, we have successfully completed the vast majority of our planned initiatives related to this plan and do not expect any significant, additional restructuring expenses related to this plan.
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. During the third quarter of 2021, we utilized the Blue Chip Swap and recognized a gain of $1.4 million. Our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues at and for the year ended December 31, 2021.
The extent to which the COVID-19 pandemic impacts our financial results and operations for fiscal year 2022 and going forward for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including the availability, adoption, and efficacy of vaccines and boosters, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus and numerous other uncertainties. No impairments were recorded as of December 31, 2021 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions, and labor shortages, future results could be negatively affected by the pandemic and therefore our results could be materially impacted.
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
ACCOUNTS RECEIVABLE AND CURRENT EXPECTED CREDIT LOSSES
At December 31, 2021, we reported $671 million of accounts receivable, net of CECL of $7.4 million. The allowance is estimated using reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Changes in CECL were not material for the year ended December 31, 2021.
INVENTORIES
Inventories are stated at lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

40/ATR	2021 Form 10-K

ACQUISITIONS
We account for business combinations using the acquisition method, which requires management to estimate the fair value of identifiable assets acquired and liabilities assumed, and to properly allocate purchase price consideration to the individual assets acquired and liabilities assumed. Goodwill is measured as the excess amount of consideration transferred, compared to fair value of the assets acquired and the liabilities assumed. The allocation of the purchase price utilizes significant estimates and assumptions in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset and are reviewed by consulting with outside valuation experts. The purchase price allocation for business acquisitions contains uncertainties because it requires management's judgment.
INVESTMENTS IN EQUITY SECURITIES
We account for our 20% to 50% owned investments using the equity method. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value. Any related changes in fair value is recognized in net income unless the investments qualify for a practicality exception. There were no dividends received from affiliated companies in 2021, 2020 and 2019.
PROPERTY AND DEPRECIATION
Properties are stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives for financial reporting purposes and accelerated methods for income tax reporting. Generally, the estimated useful lives are 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.
FINITE-LIVED INTANGIBLE ASSETS
Finite-lived intangibles, consisting of patents, acquired technology, customer relationships, trademarks and trade names and license agreements acquired in purchase transactions, are capitalized and amortized over their useful lives which range from 1 to 50 years.
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
GOODWILL
The Company has evaluated the excess of purchase price over the fair value of the net assets acquired (“goodwill”) for impairment annually as of October 1 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” We believe that the accounting estimates related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires management to make assumptions about the future cash flows for each reporting unit over several years, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to projected revenue growth rates, the terminal growth factor, as well as the discount rate. Actual cash flows in the future may differ significantly from those forecasted today. The estimates and assumptions for future cash flows and its impact on the impairment testing of goodwill is a critical accounting estimate.
Management believes goodwill in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e., greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the “step zero” approach and is an optional step in the annual goodwill impairment analysis. Management has performed this qualitative assessment as of October 1, 2021 and October 1, 2020 for each of our reporting units. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts and therefore no impairment of goodwill is required.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.
RETIREMENT OF COMMON STOCK
During 2021 and 2019, we repurchased 615 thousand and 779 thousand shares, respectively, all of which were returned to treasury stock. In 2020, we did not repurchase any shares of our common stock. If retired, common stock is reduced by the number of shares retired at $0.01 par value per share. We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

41/ATR	2021 Form 10-K

RESEARCH & DEVELOPMENT EXPENSES
Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $99.8 million, $92.5 million and $82.8 million in 2021, 2020 and 2019, respectively.
INCOME TAXES
We compute taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities may vary substantially. Taxable income may differ from pre-tax income for U.S. GAAP financial accounting purposes. To the extent that these differences create timing differences between the tax basis of an asset or liability and its reported amount in the U.S. GAAP financial statements, an appropriate provision for deferred income taxes is made.
With the exception of pre-2020 earnings in Italy, Switzerland, and Colombia, we maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation on a current or deferred basis. We will provide for the necessary withholding tax, local income taxes, and U.S. federal and state income tax when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.
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
TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of the majority of our foreign operations are the local currencies. Assets and liabilities of our foreign operations are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented losses of $1.4 million, $5.6 million and $1.9 million in 2021, 2020 and 2019, respectively.
STOCK-BASED COMPENSATION
Accounting standards require the application of the non-substantive vesting approach which means that an award is fully vested when the employee’s retention of the award is no longer contingent on providing future service. Under this approach, compensation costs are recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. As such, costs are recognized immediately if the employee is retirement eligible on the date of grant or over the period from the date of grant until retirement eligibility if retirement eligibility is reached before the end of the vesting period stated in the grant. Forfeitures are recognized as they occur. See Note 16 – Stock-Based Compensation for more information.
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

42/ATR	2021 Form 10-K

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
GOVERNMENT GRANTS
We record non-reimburseable government grants when there is reasonable assurance that we will comply with the relevant conditions of the grant agreement and the grant funds will be received. When a grant is received toward the purchase or construction of an asset, the funds received are recorded as a contra-asset and deducted from the cost of the related asset. Additionally, we record expense net of reimbursements for government grants from a reimbursement of cost.
During 2021, we received $2.0 million for a government grant to be used toward the construction of a new operating facility. This award will support expanded domestic production capacity for our active material science solutions proprietary Activ-Film technology, which is used to protect and enhance COVID-19 test kit integrity and accuracy. Under the terms of the grant agreement, the U.S. government will fund approximately $19 million to build an operating facility, for which there is no clawback provision, in exchange for the new facility to be on standby for the government for a period of 16 months after construction. As of December 31, 2021, we recorded the $2.0 million received in 2021 as a contra-asset within property, plant and equipment in the Consolidated Balance Sheets and reported in the proceeds from government grants within the investing section of the Consolidated Statements of Cash Flows.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy including the nature of the transaction, the financial statement line items affected by the transaction and any significant terms and conditions associated with the transactions. We adopted this guidance in the fourth quarter of 2021 using the prospective approach.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and can be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2021, we have amended the revolving credit facility to provide mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. We are evaluating any further impact this standard may have on our Consolidated Financial Statements and anticipate no further significant impacts.
Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our consolidated financial statements.

43/ATR	2021 Form 10-K

NOTE 2 REVENUE
Revenue by segment and geography based on shipped from locations for the years ended December 31, 2021, 2020 and 2019 is as follows:

	For the Year Ended December 31, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$830,552	$374,063	$21,482	$58,527	$1,284,624
Beauty + Home	765,071	412,761	147,569	108,621	1,434,022
Food + Beverage	129,559	294,999	46,992	37,025	508,575
Total	$1,725,182	$1,081,823	$216,043	$204,173	$3,227,221

	For the Year Ended December 31, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$808,834	$350,265	$23,157	$43,523	$1,225,779
Beauty + Home	681,936	384,004	141,846	90,365	1,298,151
Food + Beverage	113,286	231,717	29,040	31,367	405,410
Total	$1,604,056	$965,986	$194,043	$165,255	$2,929,340

	For the Year Ended December 31, 2019
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$729,882	$297,871	$26,344	$36,954	$1,091,051
Beauty + Home	792,255	310,411	160,048	90,000	1,352,714
Food + Beverage	116,332	228,486	33,996	37,153	415,967
Total	$1,638,469	$836,768	$220,388	$164,107	$2,859,732
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2020	Balance as of December 31, 2021	Increase/ (Decrease)
Contract asset (current)	$16,109	$16,878	$769
Contract liability (current)	$87,188	$86,340	$(848)
Contract liability (long-term)	$21,584	$21,905	$321
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $126.1 million, including $65.3 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts Payable, Accrued and Other Liabilities and Deferred and Other Non-current Liabilities, respectively, within our Consolidated Balance Sheets.

44/ATR	2021 Form 10-K

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
Product Sales
We primarily manufacture and sell drug delivery, consumer product dispensing and active material science solutions. The amount of consideration is typically fixed for customers. At the time of delivery, the customer is invoiced the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of December 31, 2021 or December 31, 2020.
Service Sales
We also provide services to our pharmaceutical customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract.
Contract Costs
We do not incur significant costs to obtain or fulfill revenue contracts.

45/ATR	2021 Form 10-K

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
NOTE 3 INVENTORIES
Inventories, by component net of reserves, consisted of:

	2021	2020
Raw materials	$140,818	$116,029
Work in process	137,654	115,870
Finished goods	162,992	147,480
Total	$441,464	$379,379
NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2021 are as follows by reporting segment:

	Pharma	Beauty + Home	Food + Beverage	Total

Balance as of December 31, 2019	$413,650	$221,658	$128,153	$763,461
Acquisition	463	103,130	—	103,593
Foreign currency exchange effects	22,618	8,323	526	31,467
Balance as of December 31, 2020	$436,731	$333,111	$128,679	$898,521
Acquisitions	104,433	—	—	104,433
Foreign currency exchange effects	(20,967)	(7,392)	(438)	(28,797)
Balance as of December 31, 2021	$520,197	$325,719	$128,241	$974,157
We have completed the annual impairment analysis of our reporting units as of October 1, 2021 for each of our reporting units. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts. No impairment was recognized during the years ended December 31, 2021, 2020 or 2019.

46/ATR	2021 Form 10-K

The table below shows a summary of intangible assets for the years ended December 31, 2021 and 2020.

		2021			2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	13.9	$2,767	$(1,528)	$1,239	$2,861	$(1,477)	$1,384
Acquired technology	11.5	140,936	(45,613)	95,323	111,854	(36,943)	74,911
Customer relationships	13.3	311,964	(77,512)	234,452	286,644	(56,714)	229,930
Trademarks and trade names	6.9	44,893	(22,886)	22,007	46,174	(17,437)	28,737
License agreements and other	38.9	16,179	(6,857)	9,322	19,208	(9,861)	9,347
Total intangible assets	13.1	$516,739	$(154,396)	$362,343	$466,741	$(122,432)	$344,309
Aggregate amortization expense for the intangible assets above for the years ended December 31, 2021, 2020 and 2019 was $41,072, $39,787 and $27,608, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2022	$43,967
2023	43,900
2024	40,761
2025	39,308
2026	36,976
2027 and thereafter	157,431
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2021.
NOTE 5 ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES
At December 31, 2021 and 2020, accounts payable, accrued and other liabilities consisted of the following:

	2021	2020
Accounts payable, principally trade	$285,262	$243,742
Accrued employee compensation costs	195,308	177,144
Customer deposits and other unearned income	86,953	87,052
Other accrued liabilities	125,342	154,525
Total	$692,865	$662,463
NOTE 6 INCOME TAXES
Income before income taxes consists of:

Years Ended December 31,	2021	2020	2019
United States	$101,353	$91,555	$94,612
International	220,302	209,600	247,457
Total	$321,655	$301,155	$342,069

47/ATR	2021 Form 10-K

The provision (benefit) for income taxes is composed of:

Years Ended December 31,	2021	2020	2019
Current:
U.S. Federal	$11,932	$9,934	$2,129
State/Local	4,917	3,094	883
International	75,524	82,235	88,084
	$92,373	$95,263	$91,096
Deferred:
U.S. Federal/State	$(11,168)	$(2,270)	$4,670
International	(3,188)	(5,928)	4,076
	$(14,356)	$(8,198)	$8,746
Total	$78,017	$87,065	$99,842
A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes is as follows:

Years Ended December 31,	2021	2020	2019
Income tax at statutory rate	$67,547	$63,243	$71,835
State income taxes (benefits), net of federal tax effect	1,616	2,396	2,622
Excess tax benefits from share-based compensation	(16,060)	(11,625)	(15,370)
Deferred tax charges (benefits), incl. tax rate changes	(1,040)	4,110	—
U.S. Global Intangible Low-Taxed Income ("GILTI") and Base Erosion Anti-Abuse Tax ("BEAT")	—	(3,909)	(1,485)
Valuation allowance	4,485	1,332	10,623
Rate differential on earnings of foreign operations	20,831	24,901	32,657
Other items, net	638	6,617	(1,040)
Actual income tax provision	$78,017	$87,065	$99,842
Effective income tax rate	24.3%	28.9%	29.2%
The provision for income tax was favorably impacted by excess tax benefits on deductible share-based compensation. The tax provision for 2021 reflects a $16.1 million benefit from this item compared with a $11.6 million and $15.4 million tax benefit for 2020 and 2019, respectively. The valuation allowance for all years reflects continued losses in jurisdictions where we cannot tax effect the loss. Our mix of earnings has an unfavorable tax rate impact since a majority of our pretax income is earned in higher tax jurisdictions.

48/ATR	2021 Form 10-K

Significant deferred tax assets and liabilities as of December 31, 2021 and 2020 are composed of the following temporary differences:

	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$47,660	$19,353
Operating and finance leases	22,492	24,529
Pension liabilities	29,770	36,085
Share-based compensation	6,764	5,946
U.S. federal tax credits	4,226	8,826
U.S. state tax credits	7,047	7,011
Vacation and bonus	13,450	12,307
Research and development	19,633	8,992
Inventory	6,969	4,854
Workers compensation	3,109	3,353
Other	16,194	16,643
Total gross deferred tax assets	$177,314	$147,899
Less valuation allowance	(47,149)	(23,105)
Net deferred tax assets	$130,165	$124,794
Deferred Tax Liabilities:
Acquisition related intangibles	$68,174	$57,295
Depreciation and amortization	30,997	27,737
Operating and finance leases	24,560	26,549
Other	7,489	8,044
Total gross deferred tax liabilities	$131,220	$119,625
Net deferred tax assets (liabilities)	$(1,055)	$5,169
We evaluate the deferred tax assets and record a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. We have established a valuation allowance for $41.4 million of the $47.7 million of tax effected net operating loss carryforwards. These losses are generally in locations that have not produced cumulative three year operating profit. During 2021, we recorded a $27 million deferred tax asset for net operating losses as part of the Voluntis acquisition, along with a corresponding $21.5 million valuation allowance. A valuation allowance of $3.8 million has also been established against the $7.0 million of U.S. state tax credit carryforwards.
Approximately $4.0 million of the U.S. federal tax credits will expire in the years 2026 and 2027. There is no expiration date on $43.6 million of the tax-effected net operating loss carryforwards and $4.1 million (tax effected) will expire in the years 2022 to 2041. The U.S. state tax credit carryforwards of $7.0 million (tax effected) will expire in the years 2022 to 2036.
None of the earnings accumulated outside of the U.S. will be subject to U.S. taxation under the current U.S. federal income tax laws. Aside from the pre-2020 earnings in Italy, Switzerland, and Colombia, we maintain our assertion that all other cash and distributable reserves at our non-U.S. affiliates will continue to be indefinitely reinvested. We estimate the amount of additional local income tax and withholding tax that would be payable on distributions to be in the range of $15 million to $25 million if earnings accumulated outside the U.S. are repatriated to the U.S.
We have not provided for taxes on certain tax-deferred income related to a foreign operation. The income arose predominately from government grants. Taxes of approximately $1.5 million would become payable in the event the terms of the grant are not fulfilled.

49/ATR	2021 Form 10-K

Income Tax Uncertainties
We provide a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2021	2020	2019
Balance at January 1	$4,504	$3,647	$3,559
Increases based on tax positions for the current year	262	212	412
Increases based on tax positions of prior years	3,348	790	663
Settlements	(567)	—	(558)
Lapse of statute of limitations	(322)	(145)	(429)
Balance at December 31	$7,225	$4,504	$3,647
The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is approximately $4.7 million. We estimate that it is reasonably possible that the liability for uncertain tax positions will decrease by approximately $2.8 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2021, 2020 and 2019, we had approximately $4.6 million, $3.6 million and $1.7 million, respectively, accrued for the payment of interest and penalties, of which approximately $1.1 million and $1.7 million was recognized in income tax expense for the years ended December 31, 2021 and 2020, respectively, and $0.2 million was recognized as a tax benefit for the year ended 2019.
Aptar or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2018-2021
United States — State	2012-2021
France	2017-2021
Germany	2016-2021
Italy	2015-2021
China	2011-2021
NOTE 7 DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At December 31, 2021 and 2020, our notes payable, revolving credit facility and overdrafts, consisted of the following:

	2021	2020
Notes payable 0.0%	$—	$200
Revolving credit facility 1.00% to 1.11%	144,383	52,000
Overdrafts 0.35%	2,893	—
	$147,276	$52,200
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. As of December 31, 2020, under our prior credit facility, we utilized $52 million under the U.S. revolving facility and no balance was utilized under our euro-based revolving credit facility.

50/ATR	2021 Form 10-K

There are no compensating balance requirements associated with our revolving credit facility. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. We incurred approximately $1.1 million and $1.5 million in interest and fees related to our credit facility during 2021 and 2020, respectively.
Average borrowings under the revolving credit facility and notes payable were $37.8 million and $108.1 million for 2021 and 2020, respectively. The average annual interest rate on the revolving credit facility and notes payable was 1.1% and 1.5% for 2021 and 2020, respectively.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of December 31, 2021 or December 31, 2020.
Long-Term Obligations
At December 31, 2021 and 2020, our long-term obligations consisted of the following:

	December 31, 2021	December 31, 2020
Notes payable 0.00% – 11.92%, due in monthly and annual installments through 2030	$22,785	$14,002
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured debts 1.3% USD floating swapped to 1.36% EUR fixed, equal annual installments through 2022	56,000	112,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 1.0%, due in 2023	113,830	122,100
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	227,660	244,200
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Finance Lease Liabilities	30,185	30,025
Unamortized debt issuance costs	(1,085)	(1,663)
	$1,049,375	$1,120,664
Current maturities of long-term obligations	(142,351)	(65,666)
Total long-term obligations	$907,024	$1,054,998

The aggregate long-term maturities, excluding finance lease liabilities, which are discussed in Note 8, due annually for the next five years and thereafter are:

2022	$138,607
2023	238,830
2024	383,415
2025	130,152
2026	128,954
Thereafter	317

51/ATR	2021 Form 10-K

Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2021
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.84 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	19.65 to 1.00

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
The components of lease expense for the years ended December 31, 2021 and 2020 were as follows:

Year Ended December 31,	2021	2020
Operating lease cost	$23,040	$23,968

Finance lease cost:
Amortization of right-of-use assets	$4,228	$3,982
Interest on lease liabilities	1,360	1,414
Total finance lease cost	$5,588	$5,396

Short-term lease and variable lease costs	$12,259	$9,421
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,821	$23,484
Operating cash flows from finance leases	1,374	1,372
Financing cash flows from finance leases	4,349	4,436

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,785	$24,477
Finance leases	5,922	3,642

52/ATR	2021 Form 10-K

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$62,454	$69,845

Accounts payable, accrued and other liabilities	$15,356	$18,804
Operating lease liabilities	48,010	52,212
Total operating lease liabilities	$63,366	$71,016

Finance Leases
Property, plant and equipment, gross	$51,821	$49,760
Accumulated depreciation	(9,864)	(7,258)
Property, plant and equipment, net	$41,957	$42,502

Current maturities of long-term obligations, net of unamortized debt issuance cost	$3,744	$4,258
Long-term obligations, net of unamortized debt issuance cost	26,441	25,767
Total finance lease liabilities	$30,185	$30,025

Weighted Average Remaining Lease Term (in years)
Operating leases	5.2	5.0
Finance leases	7.4	7.2

Weighted Average Discount Rate
Operating leases	3.80%	4.21%
Finance leases	4.62%	4.85%
Maturities of lease liabilities as of December 31, 2021, were as follows:

	Operating Leases	Finance Leases
Year 1	$17,442	$5,060
Year 2	14,492	3,994
Year 3	10,574	3,527
Year 4	8,724	3,439
Year 5	7,315	2,678
Thereafter	11,605	18,135
Total lease payments	70,152	36,833
Less imputed interest	(6,786)	(6,648)
Total	$63,366	$30,185
As of December 31, 2021, we have additional operating leases that have not yet commenced of $0.2 million and no finance leases that have not yet commenced. These operating leases will commence in 2022 with lease terms of 3 years.
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

53/ATR	2021 Form 10-K

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
The following table presents the changes in the benefit obligations and plan assets for the most recent two years for our domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$272,471	$227,275	$134,426	$120,490
Service cost	16,356	14,278	8,159	7,311
Interest cost	6,366	7,046	843	1,410
Curtailment/Settlement	—	—	5	—
Prior service cost	—	—	—	(2,701)
Actuarial (gain) loss	(18,526)	38,175	(6,489)	1,809
Benefits paid	(21,210)	(14,303)	(4,555)	(5,145)
Foreign currency translation adjustment	—	—	(9,003)	11,252
Benefit obligation at end of year	$255,457	$272,471	$123,386	$134,426

	Domestic Plans		Foreign Plans
	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of year	$192,034	$188,801	$85,087	$74,189
Actual return on plan assets	22,480	17,088	2,811	2,008
Employer contribution	466	448	7,966	7,527
Benefits paid	(21,210)	(14,303)	(4,555)	(5,145)
Transfer	—	—	124	—
Foreign currency translation adjustment	—	—	(6,012)	6,508
Fair value of plan assets at end of year	$193,770	$192,034	$85,421	$85,087
Funded status at end of year	$(61,687)	$(80,437)	$(37,965)	$(49,339)
The following table presents the funded status amounts recognized in our Consolidated Balance Sheets as of December 31, 2021 and 2020.

	Domestic Plans		Foreign Plans
	2021	2020	2021	2020
Non-current assets	$—	$—	$1,832	$81
Current liabilities	(500)	(461)	(33)	(37)
Non-current liabilities	(61,187)	(79,976)	(39,764)	(49,383)
	$(61,687)	$(80,437)	$(37,965)	$(49,339)
The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive loss as of December 31, 2021 and 2020.

	Domestic Plans		Foreign Plans
	2021	2020	2021	2020
Net actuarial loss	$57,627	$96,440	$32,269	$40,851
Net prior service cost	—	—	509	675
Tax effects	(12,873)	(22,181)	(11,049)	(13,466)
	$44,754	$74,259	$21,729	$28,060

54/ATR	2021 Form 10-K

Changes in benefit obligations and plan assets recognized in other comprehensive income in 2021, 2020 and 2019 are as follows:

	Domestic Plans
	2021	2020	2019
Current year actuarial gain (loss)	$28,714	$(33,335)	$(21,970)
Amortization of net loss	10,099	5,684	1,957
	$38,813	$(27,651)	$(20,013)

	Foreign Plans
	2021	2020	2019
Current year actuarial gain (loss)	$6,257	$(2,530)	$(11,999)
Current year prior service cost	—	2,701	451
Transfer Prior service Cost	—	—	(18)
Transfer Actuarial (loss) gain	—	—	(126)
Amortization of net loss	2,325	2,121	1,444
Amortization of prior service cost	166	398	449
	$8,748	$2,690	$(9,799)
Components of net periodic benefit cost:

	Domestic Plans
	2021	2020	2019
Service cost	$16,356	$14,278	$11,093
Interest cost	6,366	7,046	7,381
Expected return on plan assets	(12,293)	(12,248)	(12,379)
Amortization of net loss	10,099	5,684	1,957
Net periodic benefit cost	$20,528	$14,760	$8,052

	Foreign Plans
	2021	2020	2019
Service cost	$8,159	$7,311	$5,921
Interest cost	843	1,410	2,023
Expected return on plan assets	(2,838)	(2,620)	(2,366)
Amortization of net loss	2,325	2,121	1,444
Amortization of prior service cost	166	398	449
Net periodic benefit cost	$8,655	$8,620	$7,471
Curtailment	5	(8)	(246)
Special termination benefit charge	—	—	65
Total Net periodic benefit cost	$8,660	$8,612	$7,290
The accumulated benefit obligation (“ABO”) for our domestic defined benefit pension plans was $236.3 million and $249.8 million at 2021 and 2020, respectively. The ABO for our foreign defined benefit pension plans was $96.0 million and $103.1 million at December 31, 2021 and 2020, respectively.
The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2021 and 2020.

	Domestic Plans		Foreign Plans
	2021	2020	2021	2020
Projected benefit obligation	$255,457	$272,471	$89,595	$120,795
Accumulated benefit obligation	236,295	249,831	63,614	89,702
Fair value of plan assets	193,770	192,034	49,916	71,457

55/ATR	2021 Form 10-K

The following table provides the PBO, ABO and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2021 and 2020.

	Domestic Plans		Foreign Plans
	2021	2020	2021	2020
Projected benefit obligation	$255,457	$272,471	$97,221	$130,616
Accumulated benefit obligation	236,295	249,831	69,630	98,360
Fair value of plan assets	193,770	192,034	56,228	79,764
Assumptions:

	Domestic Plans			Foreign Plans
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.75%	2.40%	3.20%	1.09%	0.54%	1.04%
Rate of compensation increase	3.17%	3.19%	4.00%	3.05%	3.05%	3.05%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.40%	3.20%	4.20%	0.66%	1.12%	1.84%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.56%	3.59%	3.69%
Rate of compensation increase	3.17%	4.00%	4.00%	3.05%	3.05%	3.05%
We develop the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2022 net periodic benefit cost, we expect to use the December 31, 2021 discount rates, December 31, 2021 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2021 net periodic benefit cost.
Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2021 and 2020 by asset category are as follows:
Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2021	2020	2021	2020
Equity securities	48%	48%	6%	5%
Fixed income securities	27%	28%	1%	1%
Corporate debt securities	—	—	2%	2%
Infrastructure	8%	7%	—	—
Hedge funds	11%	10%	—	—
Money market	1%	2%	1%	—%
Investment Funds	—	—	90%	92%
Real estate	5%	5%	—	—
Total	100%	100%	100%	100%
Our investment strategy for our domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2022 is 60% equity securities and 40% fixed income securities and infrastructure. The foreign plan target allocation for 2022 is 100% investment funds.

56/ATR	2021 Form 10-K

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

	Domestic Fair Value Measurement at December 31, 2021				Foreign Fair Value Measurement at December 31, 2021
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$1,864	$1,864	$—	$—	$547	$547	$—	$—
USD	—	1,864	—	—	—	—	—	—
EUR	—	—	—	—	—	539	—	—
Others	—	—	—	—	—	8	—	—
Equity Securities (a)	$82,927	$82,927	$—	$—	$4,881	$4,881	$—	$—
U.S. Large Cap Equities	—	49,637	—	—	—	—	—	—
U.S. Small Cap Equities	—	9,112	—	—	—	—	—	—
International Equities	—	24,178	—	—	—	4,881	—	—
Fixed Income (a)(b)	$34,584	$34,584	$—	$—	$772	$772	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,413	$1,413	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,413	—	—
Investment Funds	$—	$—	$—	$—	$77,808	$26,381	$51,427	$—
Mutual Funds in Equities (a)	—	—	—	—	—	4,576	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	20,810	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	995	51,427	—
Total Investments in Fair Value Hierarchy	$119,375	$119,375	$—	$—	$85,421	$33,994	$51,427	$—
Investments at Net Asset Value per Share	74,395	—	—	—	—	—	—	—
Total Investments	$193,770	$119,375	$—	$—	$85,421	$33,994	$51,427	$—

57/ATR	2021 Form 10-K

	Domestic Fair Value Measurement at December 31, 2020				Foreign Fair Value Measurement at December 31, 2020
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$3,207	$3,207	$—	$—	$415	$415	$—	$—
USD	—	3,207	—	—	—	—	—	—
EUR	—	—	—	—	—	404	—	—
Others	—	—	—	—	—	11	—	—
Equity Securities (a)	$83,041	$83,041	$—	$—	$4,107	$4,107	$—	$—
U.S. Large Cap Equities	—	48,138	—	—	—	—	—	—
U.S. Small Cap Equities	—	10,299	—	—	—	—	—	—
International Equities	—	24,604	—	—	—	4,107	—	—
Fixed Income (a)(b)	$35,691	$35,691	$—	$—	$834	$834	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,555	$1,555	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,555	—	—
Investment Funds	$—	$—	$—	$—	$78,176	$27,500	$50,676	$—
Mutual Funds in Equities (a)	—	—	—	—	—	4,022	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	22,475	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	1,003	50,676	—
Total Investments in Fair Value Hierarchy	$121,939	$121,939	$—	$—	$85,087	$34,411	$50,676	$—
Investments at Net Asset Value per Share	70,095	—	—	—	—	—	—	—
Total Investments	$192,034	$121,939	$—	$—	$85,087	$34,411	$50,676	$—

(a)Based on third party quotation from financial institution.
(b)Based on observable market transactions.
Contributions
Annual cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. We contributed $0.5 million to our domestic defined benefit plans in 2021 and although we have no minimum funding requirement, we plan to contribute approximately $0.5 million to pay our ongoing SERP annuity contracts in 2022. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or at our discretion. We contributed approximately $8.0 million to our foreign defined benefit plan in 2021 and expect to contribute approximately $0.5 million in 2022.
Estimated Future Benefit Payments
As of December 31, 2021, we expect the plans to make the following estimated benefit payments relating to our defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2022	$11,533	$4,043
2023	12,531	2,657
2024	13,712	6,002
2025	13,657	7,825
2026	14,663	5,729
2027 - 2031	80,754	36,675
Other Plans
We have a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from our principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $14.9 million and $16.8 million at December 31, 2021 and 2020, respectively. This amount is included in the liability for domestic plans shown above.

58/ATR	2021 Form 10-K

We have a defined contribution 401(k) employee savings plan ("401(k) plan") available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2021, 2020 and 2019, total contributions made to these plans were approximately $4.5 million, $4.3 million and $4.1 million, respectively. As discussed above, domestic employees hired after December 31, 2020 will no longer be eligible for the pension plans and will instead receive an annual Aptar Retirement Savings Account contribution of 5% of their eligible earnings in the 401(k) plan. For the year ended December 31, 2021 total contributions for these eligible employees was approximately $0.7 million.
We have several foreign defined contribution plans, which require us to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2021, 2020 and 2019, total contributions made to these plans were approximately $2.9 million, $2.4 million and $2.3 million, respectively.
We have no additional postretirement or postemployment benefit plans.
NOTE 10 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in Accumulated Other Comprehensive Income/(Loss) by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2018	$(248,401)	$(60,463)	$(1,640)	$(310,504)
Other comprehensive (loss) income before reclassifications	(8,723)	(25,557)	8,026	(26,254)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,873	(8,063)	(5,190)
Net current-period other comprehensive (loss) income	(8,723)	(22,684)	(37)	(31,444)
Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive income (loss) before reclassifications	79,099	(25,389)	(9,172)	44,538
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,214	9,487	15,701
Net current-period other comprehensive income (loss)	79,099	(19,175)	315	60,239
Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive (loss) income before reclassifications	(71,475)	26,409	8,584	(36,482)
Amounts reclassified from accumulated other comprehensive income	—	9,427	(7,277)	2,150
Net current-period other comprehensive (loss) income	(71,475)	35,836	1,307	(34,332)
Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)

59/ATR	2021 Form 10-K

Reclassifications Out of Accumulated Other Comprehensive Income/(Loss):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line in the Statement Where Net Income is Presented
Year Ended December 31,	2021	2020	2019

Defined Benefit Pension Plans
Amortization of net loss	$12,424	$7,805	$3,401	(1)
Amortization of prior service cost	166	398	449	(1)
	12,590	8,203	3,850	Total before tax
	(3,163)	(1,989)	(977)	Tax benefit
	$9,427	$6,214	$2,873	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(13)	$(1,474)	$(4,805)	Interest Expense
Changes in cross currency swap: foreign exchange component	(7,264)	10,961	(3,258)	Miscellaneous, net
	(7,277)	9,487	(8,063)	Total before tax
	—	—	—	Tax benefit
	$(7,277)	$9,487	$(8,063)	Net of tax
Total reclassifications for the period	$2,150	$15,701	$(5,190)

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

60/ATR	2021 Form 10-K

In 2017 our wholly owned UK subsidiary borrowed $280 million in term loan borrowings under our prior credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. Related to this hedge, approximately $0.1 million and $1.4 million, respectively, of net after-tax loss is included in accumulated other comprehensive loss at December 31, 2021 and 2020. The amount expected to be recognized into earnings during the next 7 months related to the interest component of our cross currency swap, based on prevailing foreign exchange and interest rates at December 31, 2021, is a gain of $29 thousand. The amount expected to be recognized into earnings during the next 7 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of December 31, 2021, the fair value of the cross currency swap was a $0.5 million asset. The swap contract expires on July 20, 2022.
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
Other
As of December 31, 2021, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.2 million in accounts payable, accrued and other liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2021 had an aggregate notional contract amount of $49.4 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
		December 31, 2021		December 31, 2020
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$331	$—	$322
Cross Currency Swap Contract (1)	Prepaid and other	511	—	—	—
		$511	$331	$—	$322

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$221	$—	$146
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	—	—	8,309	—
		$—	$221	$8,309	$146

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2021 and December 31, 2020
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2021	2020		2021	2020
Cross currency swap contract:
Interest component	$1,319	$1,789	Interest expense	$13	$1,474	$(30,284)
Foreign exchange component	7,265	(10,961)	Miscellaneous, net	7,264	(10,961)	(3,094)
	$8,584	$(9,172)		$7,277	$(9,487)

61/ATR	2021 Form 10-K

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income for the Fiscal Years Ended December 31, 2021 and December 31, 2020
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2021	2020
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(87)	$337
		$(87)	$337

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
December 31, 2021
Derivative Assets	$842	$—	$842	$—	$—	$842
Total Assets	$842	$—	$842	$—	$—	$842

Derivative Liabilities	$221	$—	$221	$—	$—	$221
Total Liabilities	$221	$—	$221	$—	$—	$221

December 31, 2020
Derivative Assets	$322	$—	$322	$—	$—	$322
Total Assets	$322	$—	$322	$—	$—	$322

Derivative Liabilities	$8,455	$—	$8,455	$—	$—	$8,455
Total Liabilities	$8,455	$—	$8,455	$—	$—	$8,455

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of December 31, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$9,006	$9,006	$—	$—
Foreign exchange contracts (2)	331	—	331	—
Cross currency swap contract (2)	511	—	511	—
Total assets at fair value	$9,848	$9,006	$842	$—
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Contingent consideration obligation	33,908	—	—	33,908
Total liabilities at fair value	$34,129	$—	$221	$33,908

62/ATR	2021 Form 10-K

As of December 31, 2020, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts (2)	$322	$—	$322	$—
Cross currency swap contract (2)	—	—	—	—
Total assets at fair value	$322	$—	$322	$—
Liabilities
Foreign exchange contracts (2)	$146	$—	$146	$—
Cross currency swap contract (2)	8,309	—	8,309	—
Contingent consideration obligation	31,140	—	—	31,140
Total liabilities at fair value	$39,595	$—	$8,455	$31,140

(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 20 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $0.9 billion as of December 31, 2021 and $1.1 billion as of December 31, 2020.
As discussed in Note 19 – Acquisitions, we have a contingent consideration obligation to the selling equity holders of:
–Fusion in connection with the Fusion Acquisition (as defined herein) based on 2022 cumulative performance targets, and
–Noble in connection with the Noble Acquisition (as defined herein) based on 2024 cumulative performance targets
We consider these obligations a Level 3 liability and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	December 31, 2021	December 31, 2020
Fusion Acquisition	$27,166	$26,910
Noble Acquisition	6,742	4,230
	$33,908	$31,140
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expense in our consolidated statements of income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurements. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2019	$5,930
Acquisition	22,745
Increase in fair value recorded in earnings	5,230
Payments	(2,765)
Balance, December 31, 2020	$31,140
Increase in fair value recorded in earnings	2,768
Balance, December 31, 2021	$33,908

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

63/ATR	2021 Form 10-K

We have various purchase commitments for raw materials, supplies, and property and equipment obtained in the normal course of business. As of December 31, 2021, we have unconditional purchase commitments of approximately $91 million over the next 2 years, for which no liabilities have been recorded.
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2021.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and retrospectively. In May 2021, the Supreme Court of Brazil issued a judgment establishing rules for the refund of amounts paid in excess based on the calculation methodology to be applied. On September 30, 2021, we received a formal decision statement from the Federal Regional Court of Brazil that the favorable court decisions are final. In 2021, 2020 and 2019, we received favorable court decisions of $7.4 million, $0.7 million and $2.7 million for the retrospective right to recover part of our claim. These amounts are recorded in cost of sales as a favorable impact of $5.6 million, $0.7 million and $1.7 million in 2021, 2020 and 2019, respectively, and $1.8 million and $1.0 million was recognized as interest income in 2021 and 2019, respectively. We do not expect to receive any further amounts in future periods.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of December 31, 2021.
NOTE 14 STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. Aptar may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
In 2021 and 2019, we repurchased approximately 615 thousand and 779 thousand shares, respectively, of our outstanding common stock at a total cost of $78.1 million and $86.5 million, respectively. In 2020, we did not repurchase any shares. As of December 31, 2021, there was $200.4 million of authorized share repurchases available to us.
NOTE 15 CAPITAL STOCK
We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares			Treasury Shares
	2021	2020	2019	2021	2020	2019
Balance at the beginning of the year	69,516,805	68,608,508	67,341,316	4,528,051	4,836,027	4,424,884
Employee option exercises	634,572	802,046	1,079,841	(290,316)	(307,976)	(367,705)
Director option exercises	47,500	26,551	146,083	—	—	—
Restricted stock vestings	171,935	79,700	41,268	—	—	—
Common stock repurchases	—	—	—	614,974	—	778,848
Balance at the end of the year	70,370,812	69,516,805	68,608,508	4,852,709	4,528,051	4,836,027
The cash dividends paid on the common stock for the years ended December 31, 2021, 2020 and 2019 aggregated $98.5 million, $92.7 million and $90.2 million, respectively.

64/ATR	2021 Form 10-K

NOTE 16 STOCK-BASED COMPENSATION
We issue restricted stock units (“RSUs”), which consist of time-based and performance-based awards, to employees under stock awards plans approved by stockholders. In addition, RSUs are issued to non-employee directors under a Restricted Stock Unit Award Agreement for Directors pursuant to the Company's 2018 Equity Incentive Plan. RSUs granted to employees vest according to a specified performance period and/or vesting period. Time-based RSUs generally vest over three years. Performance-based RSUs vest at the end of the specified performance period, generally three years, assuming required performance or market vesting conditions are met. Performance-based RSUs have one of two vesting conditions: (1) based on our internal financial performance metrics or (2) based on our total shareholder return (“TSR”) relative to total shareholder returns of an industrial peer group. At the time of vesting, the vested shares of common stock are issued in the employee’s name. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). RSUs granted to directors are only time-based and generally vest over one year.
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

Year Ended December 31,	2021	2020	2019
Fair value per stock award	$171.63	$94.98	$134.97
Grant date stock price	$141.59	$83.93	$104.51
Assumptions:
Aptar's stock price expected volatility	21.40%	23.80%	16.50%
Expected average volatility of peer companies	50.00%	48.50%	31.90%
Correlation assumption	58.10%	63.50%	37.40%
Risk-free interest rate	0.32%	0.31%	2.19%
Dividend yield assumption	1.02%	1.72%	1.30%
A summary of RSU activity as of December 31, 2021, and changes during the period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	576,198	$92.47	590,064	$100.27
Granted	161,358	136.63	169,974	152.51
Vested	(245,548)	97.45	(72,529)	128.57
Forfeited	(6,529)	104.62	(36,956)	95.37
Nonvested at December 31, 2021	485,479	$108.73	650,553	$111.04
Included in the December 31, 2021 time-based RSUs are 10,007 units granted to non-employee directors and 13,362 units vested related to non-employee directors.

Year Ended December 31,	2021	2020	2019
Compensation expense	$38,643	$32,085	$18,197
Fair value of units vested	32,414	12,038	4,566
Intrinsic value of units vested	42,970	14,446	5,360
The actual tax benefit realized for the tax deduction from RSUs was approximately $7.2 million for the year ended December 31, 2021. As of December 31, 2021, there was $43.1 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted average period of 1.8 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.

65/ATR	2021 Form 10-K

A summary of option activity under our stock plans as of December 31, 2021, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2021	3,998,047	$70.28	99,200	$60.80
Granted	—	—	—	—
Exercised	(915,391)	64.48	(47,500)	57.40
Forfeited or expired	(10,153)	75.46	—	—
Outstanding at December 31, 2021	3,072,503	$71.99	51,700	$63.91
Exercisable at December 31, 2021	3,072,503	$71.99	51,700	$63.91
Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2021	4.1		2.1
Exercisable at December 31, 2021	4.1		2.1
Aggregate Intrinsic Value:
Outstanding at December 31, 2021	$155,138		$3,028
Exercisable at December 31, 2021	$155,138		$3,028
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2021	$69,862		$4,248
December 31, 2020	$59,179		$2,318
December 31, 2019	$87,251		$1,172

Year Ended December 31,	2021	2020	2019
Compensation expense (included in SG&A)	$185	$1,693	$4,768
Compensation expense (included in Cost of sales)	42	370	928
Compensation expense, Total	$227	$2,063	$5,696
Compensation expense, net of tax	174	1,573	4,507
Grant date fair value of options vested	2,421	7,601	17,492
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $59.9 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $16.5 million in the year ended December 31, 2021. As of December 31, 2021, there is no remaining valuation of stock options to be expensed in future periods.
NOTE 17 EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2021, 2020 and 2019 are as follows:

66/ATR	2021 Form 10-K

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2021
Basic EPS
Income available to common stockholders	$244,097	65,663	$3.72
Effect of Dilutive Securities
Stock options		1,600
Restricted stock		419
Diluted EPS
Income available to common stockholders	$244,097	67,682	$3.61
For the Year Ended December 31, 2020
Basic EPS
Income available to common stockholders	$214,040	64,418	$3.32
Effect of Dilutive Securities
Stock options		1,800
Restricted stock		439
Diluted EPS
Income available to common stockholders	$214,040	66,657	$3.21
For the Year Ended December 31, 2019
Basic EPS
Income available to common stockholders	$242,202	63,574	$3.81
Effect of Dilutive Securities
Stock options		2,344
Restricted stock		232
Diluted EPS
Income available to common stockholders	$242,202	66,150	$3.66
NOTE 18 SEGMENT INFORMATION
We are organized into three reporting segments. Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form the Pharma segment. Operations that sell dispensing systems and sealing solutions primarily to the beauty, personal care and home care markets form the Beauty + Home segment. Operations that sell dispensing systems, sealing solutions and food service trays to the food and beverage markets form the Food + Beverage segment.
The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.

67/ATR	2021 Form 10-K

Financial information regarding our reporting segments is shown below:

Year Ended December 31,	2021	2020	2019
Total Sales:
Pharma	$1,297,996	$1,234,107	$1,100,463
Beauty + Home	1,456,208	1,320,988	1,376,027
Food + Beverage	511,112	407,435	418,017
Total Sales	$3,265,316	$2,962,530	$2,894,507
Less: Intersegment Sales:
Pharma	$13,372	$8,328	$9,412
Beauty + Home	22,186	22,837	23,313
Food + Beverage	2,537	2,025	2,050
Total Intersegment Sales	$38,095	$33,190	$34,775
Net Sales:
Pharma	$1,284,624	$1,225,779	$1,091,051
Beauty + Home	1,434,022	1,298,151	1,352,714
Food + Beverage	508,575	405,410	415,967
Net Sales	$3,227,221	$2,929,340	$2,859,732
Adjusted EBITDA (1):
Pharma	$425,714	$428,469	$387,483
Beauty + Home	154,689	129,299	181,150
Food + Beverage	79,377	71,995	68,108
Corporate & Other, unallocated	(52,314)	(43,443)	(44,406)
Acquisition-related costs (2)	(3,811)	(6,087)	(3,927)
Restructuring Initiatives (3)	(23,240)	(26,492)	(20,472)
Net unrealized investment gain (4)	2,709	—	—
Depreciation and amortization (5)	(234,853)	(220,300)	(194,552)
Interest Expense	(30,284)	(33,244)	(35,489)
Interest Income	3,668	958	4,174
Income before Income Taxes	$321,655	$301,155	$342,069
Depreciation and Amortization:
Pharma	$90,510	$75,874	$65,590
Beauty + Home	96,611	95,880	82,778
Food + Beverage	40,323	37,768	35,728
Corporate & Other	7,409	10,778	10,456
Depreciation and Amortization	$234,853	$220,300	$194,552
Capital Expenditures:
Pharma	$154,077	$117,835	$89,702
Beauty + Home	100,531	93,980	96,040
Food + Beverage	34,136	29,956	45,130
Corporate & Other	29,686	15,690	13,933
Transfer of Corporate Technology Expenditures (6)	(10,495)	(11,507)	(2,529)
Capital Expenditures	$307,935	$245,954	$242,276
Total Assets:
Pharma	$1,833,512	$1,549,781	$1,422,815
Beauty + Home	1,615,917	1,610,058	1,378,292
Food + Beverage	574,269	549,270	534,527
Corporate & Other	117,666	280,944	226,485
Total Assets	$4,141,364	$3,990,053	$3,562,119

68/ATR	2021 Form 10-K

(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.
(2)Acquisition-related costs include transaction costs and purchase accounting adjustments related to acquisitions and investments (see Note 19 – Acquisitions and Note 20 – Investment in Equity Securities for further details).
(3)Restructuring Initiatives includes expense items for the years ended December 31, 2021, 2020 and 2019 as follows (see Note 21 – Restructuring Initiatives for further details):

Year Ended December 31,	2021	2020	2019
Restructuring Initiatives by Segment
Pharma	$76	$220	$632
Beauty + Home	10,447	24,464	17,682
Food + Beverage	404	1,903	391
Corporate & Other	12,313	(95)	1,767
Total Restructuring Initiatives	$23,240	$26,492	$20,472
(4)Net unrealized investment gain represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).
(5)Depreciation and amortization includes amortization related to acquisition purchase accounting adjustments. See the reconciliation of Non-U.S. GAAP measures.
(6)The transfer of corporate technology expenditures represents amounts of projects managed by corporate for the benefit of specific entities within each segment. Once the projects are complete, all related costs are allocated from corporate to and paid by the appropriate entity and the associated assets are then depreciated at the entity level.
Geographic Information
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Net Sales to Unaffiliated Customers (1):
United States	$1,081,823	$965,986	$836,768
Europe:
France	906,057	854,639	895,110
Germany	486,928	448,405	452,409
Italy	161,676	148,636	141,867
Other Europe	170,521	152,376	149,083
Total Europe	1,725,182	1,604,056	1,638,469
Other Foreign Countries	420,216	359,298	384,495
Total	$3,227,221	$2,929,340	$2,859,732
Property, Plant and Equipment, Net
United States	$321,511	$298,616	$300,820
Europe:
France	455,105	426,353	338,288
Germany	197,643	194,553	163,782
Italy	50,828	57,333	53,562
Other Europe	58,121	55,933	63,636
Total Europe	761,697	734,172	619,268
Other Foreign Countries	192,669	165,960	167,570
Total	$1,275,877	$1,198,748	$1,087,658

(1)Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.
No single customer or group of affiliated customers represents greater than 5% of our net sales in 2021 and 2020 or greater than 6% in 2019.

69/ATR	2021 Form 10-K

NOTE 19 ACQUISITIONS
Business Combinations
On September 2, 2021, following the signature of a share purchase agreement on July 22, 2021 and the approval of the French Ministry of Economy under the foreign investment clearance regulations, we completed the acquisition of 64.3% of the share capital of Voluntis S.A.. Voluntis, based in Paris, France and Boston, MA, is a pioneer in digital therapeutics. We acquired from certain members of the management and certain shareholders the entirety of their shares representing approximately 64.3% of the share capital of Voluntis (on a non-diluted basis) at a price of €8.70 per share for approximately €50.8 million (approximately $60.4 million) funded with available cash on hand. This values the full company equity (on a fully diluted basis) at approximately €79.1 million (approximately $93.9 million). Aptar launched a mandatory cash simplified tender offer to acquire Voluntis's remaining shares for the same price of €8.70 per share (the "tender offer"). During September 2021, Aptar acquired €8.4 million (approximately $9.9 million) of additional shares from the tender offer, bringing the total investment as of September 30, 2021 to approximately €59.2 million (approximately $70.3 million) representing 74.9% of the total share capital, and implies a non-controlling interest valued at €19.9 million (approximately $23.6 million). Following completion of the tender offer, Aptar implemented a mandatory squeeze-out on the remaining outstanding shares of Voluntis on the same financial terms as those of the tender offer. During the fourth quarter of 2021, the tender offer and squeeze-out were completed and funded with available cash on hand and we acquired the remaining 25.1% of the share capital for €19.5 million (approximately $22.6 million), resulting in Aptar owning 100.0% of the share capital of Voluntis. We are in the process of finalizing purchase accounting.
The fair value of the assets acquired include an acquired technology intangible asset of $27.9 million and other intangible assets of $8.4 million. The acquired technology intangible asset was valued using the Multi-Period Excess Earnings Method ("MPEEM") valuation approach. Judgment was applied with respect to determining the fair value of the acquired technology, which involved the use of significant estimates and assumptions with respect to the revenue growth rate, technology obsolescence rate and discount rate.
On August 17, 2021, we completed the acquisition (the "Hengyu Acquisition") of 80% of the equity interests of Weihai Hengyu Medical Products Co., Ltd. ("Hengyu"). Hengyu, a leading Chinese manufacturer of elastomeric and plastic components used in injectable drug delivery, is based in Weihai, China. Under the terms of the agreement, 90% of the estimated purchase price for 80% ownership, RMB 347.7 million (approximately $53.6 million), was paid to the sellers in August 2021, with available cash on hand. A final purchase price adjustment of RMB 1.5 million (approximately $0.2 million) was recorded to Accounts payable, accrued and other liabilities and was paid in the fourth quarter of 2021. The remaining 10% of the acquisition price for 80% ownership, RMB 38.7 million (approximately $6.0 million), is payable to the sellers eighteen months after closing plus simple interest of 4% and is expected to be funded with available cash on hand. This values the full company equity (on a fully diluted basis) at RMB 484.9 million (approximately $74.8 million) and implies a non-controlling interest valued at RMB 97 million (approximately $15 million) as of the acquisition date. Pursuant to the agreement, we have the option to acquire the remaining 20% of the equity of Hengyu upon the fifth anniversary of the closing date.
The fair value of the assets acquired include a customer relationship intangible asset of $24.1 million and other intangible assets of $5.6 million. The customer relationship intangible asset was valued using the MPEEM valuation approach. Judgment was applied with respect to determining the fair value of the customer relationships, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, customer attrition rates, Adjusted EBIT margins and discount rate.
On April 1, 2020, we completed our acquisition (the “Fusion Acquisition”) of 100% of the equity interests of Fusion Packaging, Inc. (“Fusion”) for a purchase price of approximately $163.8 million (net of $1.0 million of cash acquired), which was funded by a draw on our revolving credit facility and cash on hand. Fusion, based in Dallas, TX, is a global leader in the design, engineering and distribution of luxury packaging for the beauty industry. As part of the Fusion Acquisition, we are also obligated to pay to the selling equity holders of Fusion certain contingent consideration based on 2022 cumulative financial performance metrics as defined in the purchase agreement. Based on a projection as of the acquisition date, we estimated the aggregate fair value for this contingent consideration arrangement to be $19.1 million utilizing a Black-Scholes valuation model. During the fourth quarter of 2020, a $3.6 million fair value true-up was recorded as an adjustment to the opening balance of goodwill and contingent consideration liability. As of December 31, 2021, we have estimated the aggregate fair value for this contingent consideration arrangement to be $27.2 million.
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

70/ATR	2021 Form 10-K

For the year ended December 31, 2021, we recognized $3.8 million in transaction costs related to the acquisitions of Voluntis and Hengyu. For the year ended December 31, 2020, we recognized $4.6 million in transaction costs related to the Fusion Acquisition. These costs are reflected in the selling, research & development and administration section of the Consolidated Statements of Income and within acquisition-related costs as disclosed in Note 18 – Segment Information. Pro forma and 2021 reported results of operations for the 2021 acquisitions have not been presented as the effects of these business combinations individually and in aggregate were not material to the consolidated results of operations.
The following table summarizes the assets acquired and liabilities assumed related to the above acquisitions as of the acquisition date at estimated fair value.

	2021	2020
Assets
Cash and equivalents	$3,852	$1,010
Accounts receivable	5,208	4,380
Inventories	606	386
Other receivable	286	—
Prepaid and other	1,863	1,090
Property, plant and equipment	14,081	2,885
Goodwill	104,433	103,130
Intangible assets	65,981	79,900
Operating lease right-of-use assets	2,309	4,744
Other miscellaneous assets	78	65
Liabilities
Current maturities of long-term obligations, net of unamortized debt issuance costs	1,410	—
Accounts payable, accrued and other liabilities	9,663	5,641
Deferred income taxes	16,792	—
Operating lease liabilities	2,306	4,207
Deferred and other non-current liabilities	5,770	322
Net assets acquired	$162,756	$187,420
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date:

	2021		2020
	Weighted-Average Useful Life (in years)	Estimated Fair Value of Asset	Weighted-Average Useful Life (in years)	Estimated Fair Value of Asset
Acquired technology	10	$34,323	4	$4,600
Customer relationships	11.6	30,258	13	62,300
Trademarks and trade names	0	—	4	10,300
License agreements and other	0.25	1,401	0.25	2,700
Total		$65,981		$79,900
Goodwill in the amount of $104.4 million and $103.1 million was recorded related to the 2021 and 2020 acquisitions, respectively. For 2021, $104.4 million is included in the Pharma segment and, for 2020, $103.1 million is included in the Beauty + Home segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill acquired in 2021 acquisitions largely consists of expansion into the digital health solutions market, by adding digital therapeutic solutions and broadening our digital health services provided to customers; as well as strengthening our capabilities in high-growth economies by enhancing the ability to respond to changing local market needs in the injectables market, while goodwill acquired in 2020 acquisitions largely consists of unique relationships, brand equity and proprietary technology that has been established creating niches such as turnkey solutions for the beauty market related to the Fusion Acquisition, as well as the abilities of the acquired companies to maintain their competitive advantage from a technical viewpoint. Goodwill will not be amortized, but will be tested for impairment at least annually. For 2021 acquisitions, no goodwill will be deductible for tax purposes. For 2020 acquisitions, goodwill of $80.6 million will be deductible for tax purposes.

71/ATR	2021 Form 10-K

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
NOTE 20 INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	December 31, 2021	December 31, 2020
Equity Method Investments
BTY	$33,199	$33,020
Sonmol	5,904	5,598
Kali Care	—	535
Desotec GmbH	919	964

Other Investments
PureCycle	9,006	5,397
YAT	5,978	—
Loop	2,894	2,894
Others	1,585	1,679
	$59,485	$50,087
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
Sonmol
On April 1, 2020, we invested $5 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”), a pharmaceutical and leading Chinese digital respiratory therapeutics company that provides consumer electric devices and connected devices for asthma control and develops digital therapies and services platforms targeting chronic respiratory illnesses and other diseases.
Kali Care
During 2017, we invested $5 million to acquire 20% of the equity interests in Kali Care, a technology company that provides digital monitoring systems for medical devices. Since our investment, we have recognized approximately $1.6 million of our cumulative pro-rata share of operating losses. During 2021 and 2020, we recognized an other than temporary impairment of $0.4 million ($0.3 million after-tax) and $3.0 million ($2.3 million after-tax), respectively, on our underlying assets in this investment as a result of a reassessment of the future value of the business and continued reduction in operating cash flows. In addition to our investment, we also hold a note receivable from Kalicare for $1.5 million which is included in accounts and notes receivable in the Consolidated Balance Sheets. As our note receivable would have preferential treatment during a potential liquidation, we do not consider it impaired as of December 31, 2021. Any further operating losses will be recognized against the outstanding note receivable.

72/ATR	2021 Form 10-K

Desotec GmbH
During 2009, we invested €574 thousand to acquire 23% of the equity interests in Desotec GmbH, a leading manufacturer of special assembly machines for bulk processing for the pharmaceutical, beauty and home and food and beverages markets.
Other Investments
During August 2019, we invested an aggregate amount of $3.5 million in two preferred equity investments in sustainability companies Loop and PureCycle that were accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During 2020, we invested an additional $1.4 million in these two equity investments and also received $333 thousand of equity in PureCycle in exchange for our resource dedication for technological partnership and support. In November 2020, we increased the value of the PureCycle investment by $3.1 million based on observable price changes and recorded the gain in miscellaneous income in the Consolidated Statements of Income.
In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Consolidated Statements of Income. During 2021, we received $333 thousand of shares of PCT in exchange for our resource dedication for technological partnership and support and exercised a $1.0 million FDA milestone tranche for additional shares. During October 2021, we sold 191,349 shares for $2.4 million in net proceeds, resulting in a realized gain on sale of $2.0 million which is recorded within the net investment gain in the Consolidated Statements of Income. For the year ended December 31, 2021, we recorded a net unrealized gain on our investment in PureCycle of $2.7 million which is recorded within the net investment gain in the Consolidated Statements of Income.
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the year ended December 31, 2021 related to these investments.
NOTE 21 RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan is the Beauty + Home segment; however, certain global general and administrative functions have also been addressed. During 2021, 2020 and 2019, we recognized $23.2 million, $26.5 million and $20.5 million of restructuring costs related to this plan, respectively. During 2020, $2.5 million of the $26.5 million recognized was related to asset impairment. As of the end of 2021, we have successfully completed the vast majority of our planned initiatives related to our transformation plan and do not expect additional restructuring expenses related to this plan going forward. The cumulative expense incurred as of December 31, 2021 was $136.2 million. We have also made total capital investments of approximately $50 million related to this plan.
As of December 31, 2021 we have recorded the following activity associated with the transformation plan:

	Beginning Reserve at 12/31/2020	Net Charges for the Year Ended 12/31/2021	Cash Paid	Interest and FX Impact	Ending Reserve at 12/31/2021
Employee severance	$7,956	$2,225	$(6,412)	$(234)	$3,535
Professional fees and other costs	2,533	21,015	(23,220)	(68)	260
Totals	$10,489	$23,240	$(29,632)	$(302)	$3,795

73/ATR	2021 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AptarGroup, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AptarGroup, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Voluntis S.A. ("Voluntis") and Weihai Hengyu Medical Products Co., Ltd. ("Hengyu") from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in a purchase business combination during 2021. We have also excluded Voluntis and Hengyu from our audit of internal control over financial reporting. Voluntis is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. Hengyu is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

74/ATR	2021 Form 10-K

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

Acquisition of Voluntis – Valuation of the Technology Intangible Asset

As described in Notes 1 and 19 to the consolidated financial statements, the Company completed its acquisition of 64.3% of the share capital of Voluntis on September 2, 2021 and acquired the remaining outstanding shares during the third and fourth quarters of 2021. The fair value of the assets acquired include an acquired technology intangible asset of $27.9 million and other intangible assets of $8.4 million. The Company accounts for business combinations using the acquisition method, which requires management to estimate the fair value of identifiable assets acquired and liabilities assumed, and to properly allocate purchase price consideration to the individual assets acquired and liabilities assumed. The allocation of the purchase price utilizes significant estimates in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. The acquired technology intangible asset was valued using the Multi-Period Excess Earnings Method ("MPEEM") valuation approach. Judgment was applied with respect to determining the fair value of the acquired technology, which involved the use of significant estimates and assumptions with respect to the revenue growth rate, technology obsolescence rate and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired Voluntis technology intangible asset is a critical audit matter are (i) the significant judgment by management when determining the fair value of the acquired technology, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate, the technology obsolescence rate, and the discount rate; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s acquisition accounting, including controls over management’s valuation of the Voluntis technology intangible asset and controls over the development of significant assumptions related to the revenue growth rate, the technology obsolescence rate, and the discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value estimate of the acquired technology; (iii) evaluating the appropriateness of the MPEEM valuation approach; (iii) testing the completeness and accuracy of the underlying data used in the MPEEM valuation approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, the technology obsolescence rate, and the discount rate. Evaluating management’s significant assumption related to the revenue growth rate involved evaluating whether the significant assumption used by management was reasonable considering (i) consistency with external market and industry data; (ii) current and past performance of Voluntis; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s MPEEM valuation approach and in the evaluation of the reasonableness of the technology obsolescence rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 18, 2022

We have served as the Company’s auditor since 1992.

75/ATR	2021 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. During 2021, we completed our acquisitions of Voluntis and Hengyu, as discussed in Item 8, Note 19 - Acquisitions to the Consolidated Financial Statements. Management excluded Voluntis and Hengyu from its assessment of our internal control over financial reporting as they were acquired during the fiscal year. The combined total assets and total revenues of Voluntis and Hengyu represent less than 1% of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2021. Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 74.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we excluded Voluntis and Hengyu from our evaluation of internal control over financial reporting as of December 31, 2021 because these acquisitions were completed during the fiscal year.
Amid the COVID-19 pandemic, we have implemented remote work arrangements and restricted non-essential business travel. These arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.
ITEM 9B. OTHER INFORMATION
New Clawback Policy. On February 3, 2022, the Company adopted a new Policy on Recoupment and Forfeiture of Incentive Compensation (the "Clawback Policy") pursuant to which the Management Development and Compensation Committee (the "MD&CC") will, to the extent permitted by applicable law, seek to require the return, repayment or forfeiture of certain types of compensation awarded, granted or paid (including vesting) to any current or former Section 16 officer of the Company during the three completed fiscal years immediately preceding the date on which the Company discloses certain accounting restatements of previously disclosed financial results.
New Equity Award Agreement Forms. On February 3, 2022 the MD&CC approved new equity award agreements that, among other things, provide for a "double trigger" upon the occurrence of a change in control. These forms of equity award agreements are attached as Exhibits 10.62 through 10.67 to this report.
Employment Agreement Matters. On February 17, 2022, the Company and each of Stephan Tanda, Robert Kuhn and Xiangwei Gong entered into employment agreement amendments, copies of which are filed as Exhibits 10.59 through 10.61 to this report and are incorporated by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

76/ATR	2021 Form 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors may be found under the caption “Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2022 (the “2022 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Information About Our Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance—Audit Committee” in the 2022 Proxy Statement and is incorporated herein by reference.
Information with respect to our Code of Business Conduct and Ethics may be found under the caption “Corporate Governance—Code of Business Conduct and Ethics” in the 2022 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investors page of our website (www.aptar.com).
The information set forth under the heading “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement, if any, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Management Development and Compensation Committee Report” in the 2022 Proxy Statement is incorporated herein by reference. The information included under the heading “Management Development and Compensation Committee Report” in the 2022 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance—Independence of Directors” in the 2022 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2022” in the 2022 Proxy Statement. Such information is incorporated herein by reference.

77/ATR	2021 Form 10-K

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(b)Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Index to Exhibits on pages 79-83 of this report.
ITEM 16. FORM 10-K SUMMARY
None.

78/ATR	2021 Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of AptarGroup, Inc., as amended, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, filed on July 25, 2008, is hereby incorporated by reference.

3.2	Amended and Restated By-Laws of AptarGroup, Inc., filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, is hereby incorporated by reference.
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

4.7
Form of AptarGroup, Inc. 3.49% Series 2014-A-1 Senior Notes due December 16, 2023 (included as a part of Exhibit 4.6), filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.8
Form of AptarGroup, Inc. 3.49% Series 2014-A-2 Senior Notes due February 26, 2024 (included as a part of Exhibit 4.6), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.9
Form of AptarGroup, Inc. 3.61% Series 2014-A-3 Senior Notes due December 16, 2025 (included as a part of Exhibit 4.6), filed as Exhibit 4.4 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.10
Form of AptarGroup, Inc. 3.61% Series 2014-A-4 Senior Notes due February 26, 2026 (included as a part of Exhibit 4.6), filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

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

4.13
Form of AptarGroup, Inc. 0.98% Series D Senior Notes due July 19, 2023 (included as a part of Exhibit 4.12), filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

4.14
Form of AptarGroup, Inc. 1.17% Series E Senior Notes due July 19, 2024 (included as a part of Exhibit 4.12), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

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

4.17	Description of the Company’s Securities, filed as Exhibit 4.17 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000, is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**

79/ATR	2021 Form 10-K

Exhibit Number	Description
10.3	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
10.4
AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.5
AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.6
AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.7
AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.8
Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, is hereby incorporated by reference.**

10.9
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, is hereby incorporated by reference.**

10.10
Supplementary Pension Plan—France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.**

10.11
AptarGroup, Inc. Supplemental Retirement Plan (amended and restated effective January 1, 2009), filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated by reference.**

10.12
Employment Agreement, dated November 21, 2016, between AptarGroup, Inc. and Stephan B. Tanda, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 22, 2016, is hereby incorporated by reference.**

10.13
Employment Agreement effective January 1, 2012 of Robert W. Kuhn, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, is hereby incorporated by reference.**

10.14
Employment Agreement dated March 30, 2011 and amended February 10, 2016 of Gael Touya, filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, is hereby incorporated by reference.**

10.15
Amendment No. 2 to the Employment Agreement dated March 30, 2011 and amended February 10, 2016 of Gael Touya, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2020, is hereby incorporated by reference.**

10.16
Employment Agreement effective December 1, 2019 of Marc Prieur, filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.**

10.17
Addendum to Employment Agreement of Marc Prieur dated April 14, 2021, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2021, is hereby incorporated by reference.**

10.18	AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.19	AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 1, 2008, is hereby incorporated by reference.**
10.20
Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2008 Stock Option Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, is hereby incorporated by reference.**

10.21
Form of AptarGroup, Inc. Stock Option Agreement for Directors pursuant to the AptarGroup, Inc. 2008 Director Stock Option Plan, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, is hereby incorporated by reference.**

10.22
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.34 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, is hereby incorporated by reference.**

10.23
Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, is hereby incorporated by reference.**

10.24
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, is hereby incorporated by reference.**

10.25	AptarGroup, Inc. 2011 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 10, 2011, is hereby incorporated by reference.**

80/ATR	2021 Form 10-K

Exhibit Number	Description
10.26	AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 12, 2014, is hereby incorporated by reference.**
10.27	Amendment to Stock Option Award Agreements, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, is hereby incorporated by reference.**
10.28	AptarGroup Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 13, 2013, is hereby incorporated by reference.**
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

10.31	AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-8, filed on May 6, 2015, is hereby incorporated by reference.**
10.32
Form of AptarGroup, Inc. 2015 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2015 Director Restricted Stock Unit Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, is hereby incorporated by reference.**

10.33	AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 9, 2016, is hereby incorporated by reference.**
10.34
Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, is hereby incorporated by reference.**

10.35
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, is hereby incorporated by reference.**

10.36
Form of AptarGroup, Inc. 2016 Restricted Stock Unit Award Agreement for Directors pursuant to the AptarGroup, Inc. 2016 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, is hereby incorporated by reference.**

10.37
Amended and Restated Credit Agreement, dated as of June 30, 2021, among AptarGroup, Inc., AptarGroup UK Holdings Limited, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 2, 2021, is hereby incorporated by reference.

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

81/ATR	2021 Form 10-K

Exhibit Number	Description
10.47
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.48
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.49
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Chinese employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.50
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.51
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.52
AptarGroup, Inc. Employment Agreement of Xiangwei Gong as of May 30, 2018, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.53
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.54
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.55
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.56
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.57
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.57 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.**

10.58
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.59*	Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Stephan Tanda.**
10.60*	Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Robert Kuhn.**
10.61*	Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Xiangwei Gong.**
10.62*
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022).**

10.63*	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022).**
10.64*	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022).**
10.65*
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022).**

10.66*	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022).**

82/ATR	2021 Form 10-K

Exhibit Number	Description
10.67*	Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022).**
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from AptarGroup, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 and (vii) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed or furnished herewith.
**Management contract or compensatory plan or arrangement.

83/ATR	2021 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.

(Registrant)

Date: February 18, 2022	By	/s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEORGE L. FOTIADES	Chairman of the Board and Director	February 18, 2022
George L. Fotiades

/s/ STEPHAN B. TANDA	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2022
Stephan B. Tanda

/s/ ROBERT W. KUHN	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 18, 2022
Robert W. Kuhn

/s/ MARITZA GOMEZ MONTIEL	Director	February 18, 2022
Maritza Gomez Montiel

/s/ GIOVANNA KAMPOURI MONNAS	Director	February 18, 2022
Giovanna Kampouri Monnas

/s/ ANDREAS KRAMVIS	Director	February 18, 2022
Andreas Kramvis

/s/ ISABEL MAREY-SEMPER	Director	February 18, 2022
Isabel Marey-Semper

/s/ CANDACE MATTHEWS	Director	February 18, 2022
Candace Matthews

/s/ B. CRAIG OWENS	Director	February 18, 2022
B. Craig Owens

/s/ JESSE WU	Director	February 18, 2022
Jesse Wu

/s/ RALF WUNDERLICH	Director	February 18, 2022
Ralf Wunderlich

84/ATR	2021 Form 10-K

AptarGroup, Inc
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2021, 2020 and 2019

Dollars in thousands
	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserve (a)	Balance at End of Period
2021
CECL	$5,918	$1,601	$391	$(536)	$7,374
Deferred tax valuation allowance (b)	23,105	5,355	20,572	(1,883)	47,149

2020
CECL	$3,626	$865	$1,647	$(220)	$5,918
Deferred tax valuation allowance	23,320	3,085	700	(4,000)	23,105

2019
Allowance for doubtful accounts	$3,541	$782	$—	$(697)	$3,626
Deferred tax valuation allowance	11,189	12,058	1,508	(1,435)	23,320

(a)Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.
(b)The 2021 increase to the deferred tax valuation allowance in the charged to other accounts reflects the establishment of a $20.5 million deferred tax valuation allowance as part of the purchase accounting for the Voluntis acquisition.

85/ATR	2021 Form 10-K