Form 10-Q
period 2022-03-31
APTARGROUP, INC.
filed 2022-04-29
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of April 22, 2022, was 65,573,074 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended March 31, 2022

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2022	2021

Net Sales	$844,932	$776,754
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	542,728	488,705
Selling, research & development and administrative	145,541	134,348
Depreciation and amortization	58,665	57,438
Restructuring initiatives	291	3,672
Total Operating Expenses	747,225	684,163
Operating Income	97,707	92,591

Other (Expense) Income:
Interest expense	(8,930)	(7,415)
Interest income	288	381
Net investment (loss) gain	(1,250)	16,809
Equity in results of affiliates	(86)	(515)
Miscellaneous, net	(1,103)	(963)
Total Other (Expense) Income	(11,081)	8,297

Income before Income Taxes	86,626	100,888

Provision for Income Taxes	24,255	16,949

Net Income	$62,371	$83,939

Net Loss Attributable to Noncontrolling Interests	$52	$13

Net Income Attributable to AptarGroup, Inc.	$62,423	$83,952

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.95	$1.29
Diluted	$0.93	$1.24

Average Number of Shares Outstanding:
Basic	65,543	65,229
Diluted	67,146	67,648

Dividends per Common Share	$0.38	$0.36

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

Three Months Ended March 31,	2022	2021

Net Income	$62,371	$83,939
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(23,042)	(48,482)
Changes in derivative (losses) gains, net of tax	(412)	520
Defined benefit pension plan, net of tax
Actuarial (loss) gain, net of tax	(783)	319
Amortization of prior service cost included in net income, net of tax	28	33
Amortization of net loss included in net income, net of tax	1,580	2,354
Total defined benefit pension plan, net of tax	825	2,706
Total other comprehensive loss	(22,629)	(45,256)
Comprehensive Income	39,742	38,683
Comprehensive Loss Attributable to Noncontrolling Interests	14	13
Comprehensive Income Attributable to AptarGroup, Inc.	$39,756	$38,696
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	March 31, 2022	December 31, 2021
Assets
Cash and equivalents	$355,629	$122,925
Short-term investments	717	740
Total Cash and equivalents and Short-term investments	356,346	123,665
Accounts and notes receivable, less current expected credit loss ("CECL") of $8,754 in 2022 and $7,374 in 2021	694,373	671,350
Inventories	459,613	441,464
Prepaid and other	131,754	121,729
Total Current Assets	1,642,086	1,358,208
Land	30,850	31,436
Buildings and improvements	638,988	631,897
Machinery and equipment	2,861,827	2,862,142
Property, Plant and Equipment, Gross	3,531,665	3,525,475
Less: Accumulated depreciation	(2,255,047)	(2,249,598)
Property, Plant and Equipment, Net	1,276,618	1,275,877
Investments in equity securities	57,137	59,485
Goodwill	961,757	974,157
Intangible assets, net	348,165	362,343
Operating lease right-of-use assets	64,244	62,454
Miscellaneous	57,445	48,840
Total Other Assets	1,488,748	1,507,279
Total Assets	$4,407,452	$4,141,364
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	March 31, 2022	December 31, 2021
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$841	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	142,178	142,351
Accounts payable, accrued and other liabilities	718,474	692,865
Total Current Liabilities	861,493	982,492
Long-Term Obligations, net of unamortized debt issuance costs	1,294,850	907,024
Deferred income taxes	24,548	27,547
Retirement and deferred compensation plans	104,344	116,809
Operating lease liabilities	47,862	48,010
Deferred and other non-current liabilities	75,904	74,882
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	252,658	267,248
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.5 and 70.4 million shares issued as of March 31, 2022 and December 31, 2021, respectively	705	704
Capital in excess of par value	929,218	916,534
Retained earnings	1,826,924	1,789,413
Accumulated other comprehensive loss	(338,708)	(316,041)
Less: Treasury stock at cost, 5.0 and 4.9 million shares as of March 31, 2022 and December 31, 2021, respectively	(434,867)	(421,203)
Total AptarGroup, Inc. Stockholders’ Equity	1,983,272	1,969,407
Noncontrolling interests in subsidiaries	15,179	15,193
Total Stockholders’ Equity	1,998,451	1,984,600
Total Liabilities and Stockholders’ Equity	$4,407,452	$4,141,364
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
March 31, 2022 and 2021	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income (loss)	83,952	—	—	—	—	(13)	83,939
Foreign currency translation adjustments	—	(48,482)	—	—	—	—	(48,482)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,706	—	—	—	—	2,706
Changes in derivative gains (losses), net of tax	—	520	—	—	—	—	520
Stock awards and option exercises	—	—	5	9,301	25,462	—	34,768
Cash dividends declared on common stock	(23,441)	—	—	—	—	—	(23,441)
Balance - March 31, 2021	$1,704,336	$(326,965)	$700	$(352,282)	$874,623	$383	$1,900,795

Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income (loss)	62,423	—	—	—	—	(52)	62,371
Foreign currency translation adjustments	—	(23,080)	—	—	—	38	(23,042)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	825	—	—	—	—	825
Changes in derivative gains (losses), net of tax	—	(412)	—	—	—	—	(412)
Stock awards and option exercises	—	—	1	2,319	12,684	—	15,004
Cash dividends declared on common stock	(24,912)	—	—	—	—	—	(24,912)
Treasury stock purchased	—	—	—	(15,983)	—	—	(15,983)
Balance - March 31, 2022	$1,826,924	$(338,708)	$705	$(434,867)	$929,218	$15,179	$1,998,451
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2022	2021

Cash Flows from Operating Activities:
Net income	$62,371	$83,939
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	47,638	47,627
Amortization	11,027	9,811
Stock-based compensation	13,362	11,489
Provision for CECL	1,393	342
(Gain) loss on disposition of fixed assets	(182)	91
Net loss (gain) on remeasurement of equity securities	1,250	(16,809)
Deferred income taxes	(2,859)	(3,580)
Defined benefit plan expense	6,225	7,475
Equity in results of affiliates	86	515
Change in fair value of contingent consideration	(1,050)	975
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(28,977)	(70,194)
Inventories	(21,758)	(26,428)
Prepaid and other current assets	(10,629)	(16,995)
Accounts payable, accrued and other liabilities	32,012	49,764
Income taxes payable	1,697	(3,121)
Retirement and deferred compensation plan liabilities	(19,913)	(5,156)
Other changes, net	384	2,440
Net Cash Provided by Operations	92,077	72,185
Cash Flows from Investing Activities:
Capital expenditures	(73,058)	(63,884)
Proceeds from government grants	7,955	—
Proceeds from sale of property, plant and equipment	446	318
Maturity of short-term investment	24	243
Proceeds from sale of investment in equity securities	1,088	—
Notes receivable, net	(4,876)	(593)
Net Cash Used by Investing Activities	(68,421)	(63,916)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	9,172	4,019
Repayments of notes payable and overdrafts	(11,293)	(3,180)
Repayments and proceeds of short term revolving credit facility, net	(144,345)	(52,000)
Proceeds from long-term obligations	402,153	2,053
Repayments of long-term obligations	(2,795)	(4,337)
Debt issuance costs	(3,766)	—
Dividends paid	(24,912)	(23,441)
Proceeds from stock option exercises	3,688	31,871
Purchase of treasury stock	(15,983)	—
Net Cash Provided (Used) by Financing Activities	211,919	(45,015)
Effect of Exchange Rate Changes on Cash	(2,871)	(8,539)
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	232,704	(45,285)
Cash and Equivalents and Restricted Cash at Beginning of Period	122,925	304,970
Cash and Equivalents and Restricted Cash at End of Period	$355,629	$259,685

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Fusion Acquisition and the Noble Acquisition.

Three Months Ended March 31,	2022	2021

Cash and equivalents	$355,629	$254,852
Restricted cash included in prepaid and other	—	4,833
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$355,629	$259,685
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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 but does not include all disclosures required by U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
The extent to which the COVID-19 pandemic impacts our financial results and operations for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including the emergence of new variants, the availability, adoption and efficacy of vaccines and boosters, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus and numerous other uncertainties. No impairments were recorded as of March 31, 2022 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions and labor shortages, future results could be materially impacted.
The war in Ukraine and the recent COVID-19 outbreak in China have not as of March 31, 2022 had a significant direct impact on our business in these regions, though the near-term visibility for both of these situations is expected to remain fluid and uncertain for the next several quarters. However, we have started to experience some indirect impacts on our business, including higher energy costs and certain supply chain interruptions.
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
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and can be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. During 2021, we amended the revolving credit facility to provide mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. We are evaluating any further impact this standard may have on our Condensed Consolidated Financial Statements and anticipate no further significant impacts.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. As of March 31, 2022, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.
We provide a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.
We are subject to the examination of our returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We believe that we have adequately provided a tax reserve for any adjustments that may result from tax examinations or uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner inconsistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. The resolution of each of these audits is not expected to be material to our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUE
Revenue by segment and geography for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended March 31, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$211,007	$106,341	$7,855	$17,259	$342,462
Beauty + Home	209,083	95,816	37,198	26,102	368,199
Food + Beverage	35,041	77,848	12,691	8,691	134,271
Total	$455,131	$280,005	$57,744	$52,052	$844,932

	For the Three Months Ended March 31, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$207,947	$89,295	$5,370	$11,220	$313,832
Beauty + Home	189,240	98,807	34,342	24,557	346,946
Food + Beverage	28,502	67,063	9,253	11,158	115,976
Total	$425,689	$255,165	$48,965	$46,935	$776,754
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2021	Balance as of March 31, 2022	Increase/ (Decrease)
Contract asset (current)	$16,878	$15,236	$(1,642)
Contract liability (current)	86,340	91,711	5,371
Contract liability (long-term)	21,905	21,133	(772)

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $25.4 million, including $21.4 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts Payable, Accrued and Other Liabilities and Deferred and Other Non-current Liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
Product Sales
We primarily manufacture and sell drug delivery, consumer product dispensing and active material science solutions. The amount of consideration is typically fixed for customers. At the time of delivery, the customer is invoiced at the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of March 31, 2022 or December 31, 2021.
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
Current uncertainty in credit and market conditions due to the COVID-19 pandemic and the war in Ukraine may slow our collection efforts if customers experience significant difficulty accessing credit and paying their obligations or due to imposed sanctions delaying payment which may lead to higher than normal accounts receivable and increased CECL charges.
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	March 31, 2022	December 31, 2021
Raw materials	$145,249	$140,818
Work in process	143,591	137,654
Finished goods	170,773	162,992
Total	$459,613	$441,464

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reporting segment since December 31, 2021 are as follows:

	Pharma	Beauty + Home	Food + Beverage	Total
Balance as of December 31, 2021	$520,197	$325,719	$128,241	$974,157
Foreign currency exchange effects	(9,386)	(2,845)	(169)	(12,400)
Balance as of March 31, 2022	$510,811	$322,874	$128,072	$961,757

The table below shows a summary of intangible assets as of March 31, 2022 and December 31, 2021.

		March 31, 2022			December 31, 2021
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	13.9	$2,870	$(1,664)	$1,206	$2,767	$(1,528)	$1,239
Acquired technology	11.5	138,488	(47,989)	90,499	140,936	(45,613)	95,323
Customer relationships	13.3	309,610	(82,634)	226,976	311,964	(77,512)	234,452
Trademarks and trade names	7.0	44,364	(24,084)	20,280	44,893	(22,886)	22,007
License agreements and other	39.2	16,045	(6,841)	9,204	16,179	(6,857)	9,322
Total intangible assets	13.2	$511,377	$(163,212)	$348,165	$516,739	$(154,396)	$362,343
Aggregate amortization expense for the intangible assets above for the three months ended March 31, 2022 and 2021 was $11,027 and $9,811, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2022	$33,180	(remaining estimated amortization for 2022)
2023	43,721
2024	40,541
2025	39,088
2026	36,874
Thereafter	154,761
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2022.

NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended March 31, 2022 and 2021, respectively, was 28.0% and 16.8%. The lower effective tax rate for the three months ended March 31, 2021 reflects incremental tax benefits from employee stock-based compensation of $8.0 million and a $2.9 million benefit from changes in U.S. state tax laws for the three months ended March 31, 2021.
NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At March 31, 2022 and December 31, 2021, our notes payable, revolving credit facility and overdrafts consisted of the following:

	March 31, 2022	December 31, 2021
Revolving credit facility	$—	$144,383
Overdrafts 6.25% to 13.40%	841	2,893
	$841	$147,276

On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of March 31, 2022, no balance was utilized under the revolving credit facility in the U.S. or by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility.
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
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2022 or December 31, 2021.
Long-Term Obligations
On March 7, 2022, we issued $400 million aggregate principal amount of 3.600% Senior Notes due March 2032 in an underwritten public offering. The form and terms of the notes were established pursuant to an Indenture, dated as of March 7, 2022, as amended and supplemented by a First Supplemental Indenture, dated as of March 7, 2022, each between the Company and U.S. Bank Trust Company, National Association, as trustee. Interest is payable semi-annually in arrears. The notes are unsecured obligations and rank equally in right of payment with all of our other existing and future senior, unsecured indebtedness.
At March 31, 2022 and December 31, 2021, our long-term obligations consisted of the following:

	March 31, 2022	December 31, 2021
Notes payable 0.00% – 14.42%, due in monthly and annual installments through 2028	$26,087	$22,785
Senior unsecured notes 3.2%, due in 2022	75,000	75,000
Senior unsecured debts 1.38% USD floating swapped to 1.36% EUR fixed, due in 2022	56,000	56,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 1.0%, due in 2023	110,640	113,830
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	221,280	227,660
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $1,027	398,973	—
Finance Lease Liabilities	29,284	30,185
Unamortized debt issuance costs	(5,236)	(1,085)
	$1,437,028	$1,049,375
Current maturities of long-term obligations	(142,178)	(142,351)
Total long-term obligations	$1,294,850	$907,024

The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are:

Year One	$138,729
Year Two	343,403
Year Three	276,394
Year Four	254,268
Year Five	1,103
Thereafter	399,083
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.83 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	18.90 to 1.00
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
The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31,	2022	2021
Operating lease cost	$5,281	$5,789

Finance lease cost:
Amortization of right-of-use assets	$1,129	$976
Interest on lease liabilities	325	312
Total finance lease cost	$1,454	$1,288

Short-term lease and variable lease costs	$3,982	$3,128
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,500	$5,755
Operating cash flows from finance leases	335	349
Financing cash flows from finance leases	1,179	1,198

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,406	$1,496
Finance leases	599	47

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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2022	2021	2022	2021
Service cost	$3,945	$4,227	$1,970	$2,078
Interest cost	1,742	1,611	373	218
Expected return on plan assets	(3,227)	(3,073)	(727)	(723)
Amortization of net loss	1,667	2,503	444	589
Amortization of prior service cost	—	—	38	45
Net periodic benefit cost	$4,127	$5,268	$2,098	$2,207
The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. We contributed $15.2 million to our domestic defined benefit plans during the three months ended March 31, 2022 and we do not expect additional significant payments during 2022. We have contributed approximately $0.5 million to our foreign defined benefit plans during the three months ended March 31, 2022 and do not expect additional significant contributions during 2022.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive (loss) income before reclassifications	(48,482)	319	5,061	(43,102)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,387	(4,541)	(2,154)
Net current-period other comprehensive (loss) income	(48,482)	2,706	520	(45,256)
Balance - March 31, 2021	$(226,507)	$(99,616)	$(842)	$(326,965)

Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(23,080)	(783)	1,192	(22,671)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,608	(1,604)	4
Net current-period other comprehensive (loss) income	(23,080)	825	(412)	(22,667)
Balance - March 31, 2022	$(272,580)	$(65,661)	$(467)	$(338,708)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended March 31,	2022	2021

Defined Benefit Pension Plans
Amortization of net loss	$2,111	$3,092	(1)
Amortization of prior service cost	38	45	(1)
	2,149	3,137	Total before tax
	(541)	(750)	Tax impact
	$1,608	$2,387	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(20)	$(12)	Interest Expense
Changes in cross currency swap: foreign exchange component	(1,584)	(4,529)	Miscellaneous, net
	$(1,604)	$(4,541)	Net of tax
Total reclassifications for the period	$4	$(2,154)
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

In 2017 our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under our prior credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $0.5 million of loss is included in accumulated other comprehensive loss at March 31, 2022. The amount expected to be recognized into earnings during the next 4 months related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at March 31, 2022 is a gain of $131 thousand. The amount expected to be recognized into earnings during the next 4 months related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of March 31, 2022, the fair value of the cross currency swap was a $1.7 million asset. The swap contract expires on July 20, 2022.
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
Other
As of March 31, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other and $2.3 million in accounts payable, accrued and other liabilities on the balance sheet. All forward exchange contracts outstanding as of March 31, 2022 had an aggregate notional contract amount of $58.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021

		March 31, 2022		December 31, 2021
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$358	$—	$331
Cross Currency Swap Contract (1)	Prepaid and other	1,657	—	511	—
		$1,657	$358	$511	$331

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$2,329	$—	$221
		$—	$2,329	$—	$221
__________________________
(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2022	2021		2022	2021
Cross currency swap contract:
Interest component	$(392)	$532	Interest expense	$20	$12	$(8,930)
Foreign exchange component	1,584	4,529	Miscellaneous, net	1,584	4,529	(1,103)
	$1,192	$5,061		$1,604	$4,541

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2022	2021
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(2,100)	$(513)
		$(2,100)	$(513)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022
Derivative Assets	$2,015	—	$2,015	—	—	$2,015
Total Assets	$2,015	—	$2,015	—	—	$2,015

Derivative Liabilities	$2,329	—	$2,329	—	—	$2,329
Total Liabilities	$2,329	—	$2,329	—	—	$2,329

December 31, 2021
Derivative Assets	$842	—	$842	—	—	$842
Total Assets	$842	—	$842	—	—	$842

Derivative Liabilities	$221	—	$221	—	—	$221
Total Liabilities	$221	—	$221	—	—	$221

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2022, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$6,668	$6,668	$—	$—
Foreign exchange contracts (2)	358	—	358	—
Cross currency swap contract (2)	1,657	—	1,657	—
Convertible note	5,000	—	—	5,000
Total assets at fair value	$13,683	$6,668	$2,015	$5,000
Liabilities
Foreign exchange contracts (2)	$2,329	$—	$2,329	$—
Contingent consideration obligation	32,858	—	—	32,858
Total liabilities at fair value	$35,187	$—	$2,329	$32,858
As of December 31, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$9,006	$9,006	$—	$—
Foreign exchange contracts (2)	331	—	331	—
Cross currency swap contract (2)	511	—	511	—
Total assets at fair value	$9,848	$9,006	$842	$—
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Contingent consideration obligation	33,908	—	—	33,908
Total liabilities at fair value	$34,129	$—	$221	$33,908
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle" ). See Note 17 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.2 billion as of March 31, 2022 and $0.9 billion as of December 31, 2021.
During the first quarter of 2022, we invested $5.0 million in a convertible note in Enable Injections, Inc. This investment is recorded at fair value and is a Level 3 fair value measurement.

As discussed in Note 12- Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2021, we have a contingent consideration obligation to the selling equity holders of:
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
We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	March 31, 2022	December 31, 2021
Fusion Acquisition	$26,116	$27,166
Noble Acquisition	6,742	6,742
	$32,858	$33,908
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2021	$33,908
Decrease in fair value recorded in earnings	(1,050)
Balance, March 31, 2022	$32,858
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and have filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of March 31, 2022.
NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2022, we repurchased approximately 140 thousand shares for approximately $16.0 million. During the three months ended March 31, 2021, we did not repurchase any shares. As of March 31, 2022, there was $184.4 million of authorized share repurchases remaining under the existing authorization.

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

Three Months Ended March 31,	2022	2021
Fair value per stock award	$141.95	$171.63
Grant date stock price	$114.52	$141.59
Assumptions:
Aptar's stock price expected volatility	20.20%	21.40%
Expected average volatility of peer companies	41.70%	50.00%
Correlation assumption	41.20%	58.10%
Risk-free interest rate	2.04%	0.32%
Dividend yield assumption	1.33%	1.02%
A summary of RSU activity as of March 31, 2022 and changes during the three month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	485,479	$108.73	650,553	$111.04
Granted	176,096	112.64	204,377	127.95
Vested	(130,763)	102.60	—	—
Forfeited	(5,206)	110.59	(8,088)	119.16
Nonvested at March 31, 2022	525,606	$111.43	846,842	$115.05

Three Months Ended March 31,	2022	2021
Compensation expense	$13,362	$11,262
Fair value of units vested	12,361	19,116
Intrinsic value of units vested	15,291	25,699
The actual tax benefit realized for the tax deduction from RSUs was approximately $2.4 million in the three months ended March 31, 2022. As of March 31, 2022, there was $71.0 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.3 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.

 A summary of option activity under our stock plans during the three months ended March 31, 2022 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2022	3,072,503	$71.99	51,700	$63.91
Exercised	(61,775)	59.68	—	—
Forfeited or expired	(400)	51.80	—	—
Outstanding at March 31, 2022	3,010,328	$72.24	51,700	$63.91
Exercisable at March 31, 2022	3,010,328	$72.24	51,700	$63.91
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2022	3.9		1.8
Exercisable at March 31, 2022	3.9		1.8
Aggregate Intrinsic Value:
Outstanding at March 31, 2022	$136,239		$2,770
Exercisable at March 31, 2022	$136,239		$2,770
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2022	$3,780		$—
March 31, 2021	$37,454		$2,474

Three Months Ended March 31,	2021
Compensation expense (included in SG&A)	$185
Compensation expense (included in Cost of sales)	42
Compensation expense, Total	$227
Compensation expense, net of tax	174
Grant date fair value of options vested	2,421
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $3.7 million during the three months ended March 31, 2022. The actual tax benefit realized for the tax deduction from option exercises was approximately $0.3 million and $9.1 million in the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there is no remaining valuation of stock option awards to be expensed in future periods.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$62,423	$62,423	$83,952	$83,952

Average equivalent shares
Shares of common stock	65,543	65,543	65,229	65,229
Effect of dilutive stock-based compensation
Stock options	1,193	—	1,869	—
Restricted stock	410	—	550	—
Total average equivalent shares	67,146	65,543	67,648	65,229
Net income per share	$0.93	$0.95	$1.24	$1.29
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
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2021. We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2022	2021
Total Sales:
Pharma	$346,672	$315,811
Beauty + Home	374,475	353,377
Food + Beverage	134,767	116,703
Total Sales	$855,914	$785,891
Less: Intersegment Sales:
Pharma	$4,210	$1,979
Beauty + Home	6,276	6,431
Food + Beverage	496	727
Total Intersegment Sales	$10,982	$9,137
Net Sales:
Pharma	$342,462	$313,832
Beauty + Home	368,199	346,946
Food + Beverage	134,271	115,976
Net Sales	$844,932	$776,754
Adjusted EBITDA (1):
Pharma	$115,552	$108,484
Beauty + Home	39,498	35,356
Food + Beverage	19,235	19,990
Corporate & Other, unallocated	(17,970)	(11,607)
Restructuring Initiatives (2)	(291)	(3,672)
Net unrealized investment (loss) gain (3)	(2,091)	16,809
Depreciation and amortization	(58,665)	(57,438)
Interest Expense	(8,930)	(7,415)
Interest Income	288	381
Income before Income Taxes	$86,626	$100,888
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
(2)Restructuring Initiatives includes expense items for the three months ended March 31, 2022 and 2021 as follows (see Note 18 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2022	2021
Restructuring Initiatives by Segment
Pharma	$—	$35
Beauty + Home	258	1,096
Food + Beverage	33	(79)
Corporate & Other	—	2,620
Total Restructuring Initiatives	$291	$3,672
(3)Net unrealized investment (loss) gain represents the change in fair value of our investment in PCT (see Note 17 – Investment in Equity Securities for further details).

NOTE 17 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	March 31, 2022	December 31, 2021
Equity Method Investments:
BTY	$33,398	$33,199
Sonmol	5,745	5,904
Desotec GmbH	893	919

Other Investments:
PureCycle	6,668	9,006
YAT	5,994	5,978
Loop	2,894	2,894
Others	1,545	1,585
	$57,137	$59,485
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
Sonmol
On April 1, 2020, we invested $5 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”), a pharmaceutical and leading Chinese company that provides consumer electric devices and connected devices for asthma control.
Kali Care
During 2017, we invested $5 million to acquire 20% of the equity interests in Kali Care, a technology company that provides digital monitoring systems for medical devices. Since our investment, we have recognized approximately $1.6 million of our cumulative pro-rata share of operating losses. During 2021 and 2020, we recognized an other than temporary impairment of $0.4 million ($0.3 million after-tax) and $3.0 million ($2.3 million after-tax), respectively, on our underlying assets in this investment as a result of a reassessment of the future value of the business and continued reduction in operating cash flows. In addition to our investment, we also hold a note receivable from Kali Care for $1.5 million which is included in accounts and notes receivable in the Condensed Consolidated Balance Sheets. During March 2022, we recorded an expected credit loss reserve against the outstanding note receivable from Kali Care for $1.5 million as a result of a proposed sale of the business.
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

In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. In September 2021, we received $333 thousand of shares of PCT in exchange for our resource dedication for technological partnership and support and exercised an option to purchase $1.0 million of additional shares in connection with an FDA milestone. During October 2021, we sold 191,349 shares for $2.4 million in net proceeds, resulting in a realized gain of $2.0 million. During March 2022, we sold 107,600 shares for $1.1 million in net proceeds, resulting in a realized gain of $841 thousand. For the three months ended March 31, 2022 and 2021, we recorded a net unrealized loss on our investment in PureCycle of $1.2 million and a net unrealized gain of $16.8 million, respectively.
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
Other than the expected credit loss reserve against the outstanding Kali Care note receivable, as noted above, there were no indications of impairment noted in the three months ended March 31, 2022 related to these investments.
NOTE 18 – RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. For the three months ended March 31, 2022 and 2021, we recognized $0.3 million and $3.7 million of restructuring expenses related to this plan, respectively. As of the end of 2021, we had successfully completed the vast majority of our planned initiatives related to our transformation plan and do not expect significant additional restructuring expenses related to this plan going forward. The cumulative expense incurred as of March 31, 2022 was $136.5 million.
As of March 31, 2022 we have recorded the following activity associated with the business transformation:

	Beginning Reserve at 12/31/2021	Net Charges for the Three Months Ended 3/31/2022	Cash Paid	Interest and FX Impact	Ending Reserve at 3/31/2022
Employee severance	$3,535	$218	$(1,574)	$84	$2,263
Professional fees and other costs	260	73	(291)	(2)	40
Totals	$3,795	$291	$(1,865)	$82	$2,303

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Three Months Ended March 31,	2022	2021
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.2	62.9
Selling, research & development and administrative	17.2	17.3
Depreciation and amortization	7.0	7.4
Restructuring initiatives	—	0.5
Operating income	11.6	11.9
Other income (expense)	(1.3)	1.1
Income before income taxes	10.3	13.0
Net Income	7.4	10.8
Effective tax rate	28.0%	16.8%
Adjusted EBITDA margin (1)	18.5%	19.6%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
As each of our segments produce dispensing systems that have been determined to be essential products by various government agencies around the world, our facilities have remained operational during the COVID-19 pandemic. We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. We continue to follow public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives have impacted our operations.
The extent to which the COVID-19 pandemic impacts our financial results and operations for fiscal year 2022 and beyond for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including the emergence of new variants, the availability, adoption and efficacy of vaccines and boosters, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus and numerous other uncertainties. No impairments were recorded as of March 31, 2022 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions and labor shortages, future results could be materially impacted.
The war in Ukraine and the recent COVID-19 outbreak in China have not as of March 31, 2022 had a significant direct impact on our business in these regions though the near-term visibility for both of these situations is expected to remain fluid and uncertain for the next several quarters. However, we have started to experience some indirect impacts on our business, including higher energy costs and certain supply chain interruptions.
NET SALES
Reported net sales for the first three months of 2022 increased 9% to $844.9 million compared to $776.8 million for the first three months of 2021. The average U.S. dollar exchange rate strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 4%. There was no significant impact from our acquisitions of Voluntis S.A. ("Voluntis") and Weihai Hengyu Medical Products Co., Ltd. ("Hengyu") on our consolidated results during the first quarter of 2022. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 13% in the first three months of 2022 compared to the same period in 2021. Price increases to our customers due to rising inflationary costs had a positive impact on our core sales during the first quarter of 2022. Of our 13% core sales increase, approximately 5% is due to price adjustments related to the passing through of higher resin and other input costs. Excluding these inflationary pass-throughs, all three segments still reported strong core sales growth during the first quarter of 2022 as discussed below.

Three Months Ended March 31, 2022 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	13%	10%	18%	13%
Acquisitions	1%	—%	—%	—%
Currency Effects (1)	(5)%	(4)%	(2)%	(4)%
Total Reported Net Sales Growth	9%	6%	16%	9%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales sourced by geographic location:

Three Months Ended March 31,	2022	% of Total	2021	% of Total
Domestic	$280,005	33%	$255,165	33%
Europe	455,131	54%	425,689	55%
Latin America	57,744	7%	48,965	6%
Asia	52,052	6%	46,935	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales ("COS") as a percent of net sales increased to 64.2% in the first three months of 2022 compared to 62.9% in the same period a year ago. As discussed above, we experienced significant inflationary increases in several input costs during the current quarter including resin, metals, freight, labor and utilities. While we maintain our normal pass-through of resin prices and have implemented price increases to offset other cost increases, there is no margin on these pass-throughs which increases our COS as a percentage of sales.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by $11.2 million to $145.5 million in the first three months of 2022 compared to $134.3 million during the same period a year ago. Excluding changes in foreign currency rates, SG&A increased by approximately $15.6 million in the first three months of 2022 compared to the first three months of 2021. Of this increase, $3.1 million relates to three months of incremental SG&A costs in 2022 as our acquisitions of Hengyu and Voluntis were completed subsequent to March 31, 2021. The remaining increase is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation programs and the timing of certain equity compensation arrangement expense recognition. We also experienced an increase in information systems costs due to an upgrade of our enterprise reporting system along with higher professional fees for internal projects and higher travel costs compared to 2021. Finally, we recorded a $1.5 million expected credit loss reserve against the outstanding note receivable from one of our venture investments (Kali Care) as discussed in Note 17 - Investment in Equity Securities of the Condensed Consolidated Financial Statements. SG&A as a percentage of net sales decreased to 17.2% in the first quarter of 2022 compared to 17.3% during the same period in the prior year.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $1.2 million to $58.7 million in the first three months of 2022 compared to $57.4 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.2 million in the first three months of 2022 compared to the same period a year ago. As mentioned above, approximately $1.2 million of this increase is due to our acquisitions of Voluntis and Hengyu subsequent to March 31, 2021 and the remaining increase relates to higher capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 7.0% in the first three months of 2022 compared to 7.4% in the same period of the prior year.

RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. As of the end of 2021, we have successfully completed the vast majority of our planned initiatives related to our transformation plan, including implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. However, the COVID-19 global pandemic resulted in a significant decline in our beauty business. While our Beauty + Home segment continues to be profitable, the disruption caused by the pandemic, including higher operating costs, have more than offset any expected growth in earnings from our transformation. Although we believe the beauty market remains a long-term attractive growth market and we remain committed to completing our transformation initiatives, we expect the return to growth to be gradual and non-linear as this market is highly correlated to the return to post-pandemic normal consumer behavior, including travel, which has proven to be sporadic and uncertain. The cumulative expense incurred for this transformation plan as of March 31, 2022 was $136.5 million.
Restructuring costs related to the above plan for the three months ended March 31, 2022 and 2021 are as follows:

Three Months Ended March 31,	2022	2021
Restructuring Initiatives by Segment
Pharma	$—	$35
Beauty + Home	258	1,096
Food + Beverage	33	(79)
Corporate & Other	—	2,620
Total Restructuring Initiatives	$291	$3,672
OPERATING INCOME
For the first three months of 2022, operating income increased approximately $5.1 million to $97.7 million compared to $92.6 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $9.8 million in the first three months of 2022 compared to the same period a year ago. The strong sales growth discussed above, along with lower restructuring costs during the current quarter drove this improvement. Operating income as a percentage of net sales decreased to 11.6% in the first three months of 2022 compared to 11.9% for the same period in the prior year.
NET OTHER INCOME (EXPENSE)
Net other income (expense) decreased $19.4 million to $11.1 million of expense for the three months ended March 31, 2022 from $8.3 million of income in the same period of the prior year. $18.1 million of this reduction is the change in fair value of our investment in PureCycle Technologies ("PCT" or "PureCycle"). As discussed in Note 17 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. Interest expense increased by $1.5 million in the first quarter of 2022 as a result of approximately one month of interest expense on our $400 million 3.600% Senior Notes due March 2032, which were issued on March 7, 2022. See Note 6 - Debt of the Condensed Consolidated Financial Statements for further details.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended March 31, 2022 and 2021, respectively, was 28.0% and 16.8%. The lower effective tax rate for the three months ended March 31, 2021 reflects incremental tax benefits from employee stock-based compensation of $8.0 million and a $2.9 million benefit from changes in U.S. state tax laws for the three months ended March 31, 2021.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $62.4 million and $84.0 million in the three months ended March 31, 2022 and 2021, respectively.

PHARMA SEGMENT
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Pharma segment.

Three Months Ended March 31,	2022	2021
Net Sales	$342,462	$313,832
Adjusted EBITDA (1)	115,552	108,484
Adjusted EBITDA margin (1)	33.7%	34.6%
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

Net sales for the first three months of 2022 increased by 9% to $342.5 million compared to $313.8 million in the first three months of 2021. Changes in currency rates negatively impacted net sales by 5% while the acquisitions of Voluntis and Hengyu had a positive impact of 1% during the first quarter of 2022. Therefore, core sales increased by 13% in the first three months of 2022 compared to the same period in the prior year. All markets showed core sales growth during the first quarter of 2022 with almost all of the increase due to volume versus price pass-throughs. Core sales of our active material science solutions increased 58% mainly on strong demand for our Activ-Film products used with at-home COVID-19 test kits. Similarly, sales of our elastomeric components for COVID-19 and other vaccines drove the 7% core sales growth in our injectables market. The 13% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinses and dermal solutions. Sales to the prescription drug market increased 3% on solid demand for our allergic rhinitis and asthma devices as many regions began to experience post-pandemic re-openings.

Three Months Ended March 31, 2022 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Core Sales Growth	3%	13%	7%	58%	—%	13%
Acquisitions	—%	—%	3%	—%	100%	1%
Currency Effects (1)	(4)%	(5)%	(6)%	(4)%	—%	(5)%
Total Reported Net Sales Growth	(1)%	8%	4%	54%	100%	9%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2022 increased 3% to $115.6 million compared to $108.5 million reported in the same period of the prior year. This increase is mainly driven by our strong core sales growth discussed above. However, higher SG&A costs and incremental startup costs for our elastomeric component capacity expansion led to a lower Adjusted EBITDA margin.
BEAUTY + HOME SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty + Home segment.

Three Months Ended March 31,	2022	2021
Net Sales	$368,199	$346,946
Adjusted EBITDA (1)	39,498	35,356
Adjusted EBITDA margin (1)	10.7%	10.2%
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

For the first three months of 2022, net sales increased 6% to $368.2 million compared to $346.9 million in the first three months of the prior year. Changes in currency rates negatively impacted net sales by approximately 4%. Therefore, core sales increased by 10% in the first three months of 2022 compared to the same period in the prior year. Approximately 6% of the 10% growth came from pass-through of higher input cost while the remaining amount is due to increased volumes as sales for many of our applications began to normalize after the COVID-19 impacts seen during 2021. Core sales of our products to the beauty market increased 16% during the first three months of 2022 as we experienced an increase in demand for both fragrance and color cosmetic products. Personal care core sales increased 8% as higher sales of our hair care and sun care applications more than offset the lower demand for our hand sanitizer dispensing solutions. Our home care market realized increased sales to our dish care customers. However, it was not enough to offset lower sales to our automotive and industrial customers, which saw a return to a more normal demand after the higher COVID-19 related volumes we realized in the first quarter of 2021.

Three Months Ended March 31, 2022 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	8%	16%	(9)%	10%
Currency Effects (1)	(4)%	(5)%	(3)%	(4)%
Total Reported Net Sales Growth	4%	11%	(12)%	6%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

Adjusted EBITDA in the first three months of 2022 increased 12% to $39.5 million compared to $35.4 million reported in the same period in the prior year. Strong product sales growth drove the majority of the Adjusted EBITDA improvement in the first three months of 2022 while operational improvements were able to offset the net negative impact of inflation and supply chain challenges in certain regions.
FOOD + BEVERAGE SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food and beverage markets form our Food + Beverage segment.

Three Months Ended March 31,	2022	2021
Net Sales	$134,271	$115,976
Adjusted EBITDA (1)	19,235	19,990
Adjusted EBITDA margin (1)	14.3%	17.2%
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
Net sales for the first three months of 2022 increased by 16% to $134.3 million compared to $116.0 million in the first three months of 2021. Changes in currency rates negatively impacted net sales by 2%. Therefore, core sales increased by 18% in the first three months of 2022 compared to the same period in the prior year. As discussed above, increased product and tooling sales, along with the pass-through of higher material costs, positively impacted the first three months of 2022. Approximately 12% of the 18% core sales increase is due to passing through higher resin and other input costs. Core sales to the food market increased 18% while core sales to the beverage market increased 16% in the first three months of 2022 compared to the same period of the prior year. For the food market, we realized strong growth in sauces and condiments and our food service packaging products. The beverage market also reported growth as sales of our premium bottled water products continued to recover from the COVID-19 pandemic levels last year.

Three Months Ended March 31, 2022 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	18%	16%	18%
Currency Effects (1)	(2)%	(1)%	(2)%
Total Reported Net Sales Growth	16%	15%	16%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2022 decreased 4% to $19.2 million compared to $20.0 million reported in the same period of the prior year. As discussed above, we experienced increased product and tooling sales growth during the first quarter of 2022. However, our profitability was negatively impacted by some operational inefficiencies, specifically in North America, due to labor and supply chain issues. These issues, along with the lack of margin on the pass-through of higher input costs, had a negative impact on our Adjusted EBITDA margin during the current quarter.

CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. Corporate & Other expenses in the first three months of 2022 increased to $18.0 million compared to $11.6 million reported in the same period of the prior year. This increase is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation programs and the timing of equity compensation expense recognition including substantive vesting conditions for retirement eligible employees. We also reported higher professional fees and travel costs compared to 2021.
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
We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”). We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude the business transformation charges (restructuring initiatives), acquisition-related costs, purchase accounting adjustments related to acquisitions and investments and net unrealized investment gains and losses related to observable market price changes on equity securities. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates and changes in the fair value of equity investments, or reliably predicted because they are not part of our routine activities, such as restructuring and acquisition costs.
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

	Three Months Ended
	March 31, 2022

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$844,932	$342,462	$368,199	$134,271	$—	$—

Reported net income	$62,371
Reported income taxes	24,255
Reported income before income taxes	86,626	92,206	15,681	8,973	(21,592)	(8,642)
Adjustments:
Restructuring initiatives	291	—	258	33	—
Net unrealized investment loss	2,091				2,091
Adjusted earnings before income taxes	89,008	92,206	15,939	9,006	(19,501)	(8,642)
Interest expense	8,930					8,930
Interest income	(288)					(288)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	97,650	92,206	15,939	9,006	(19,501)	—
Depreciation and amortization	58,665	23,346	23,559	10,229	1,531
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$156,315	$115,552	$39,498	$19,235	$(17,970)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.5%	33.7%	10.7%	14.3%

	Three Months Ended
	March 31, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$776,754	$313,832	$346,946	$115,976	$—	$—

Reported net income	$83,939
Reported income taxes	16,949
Reported income before income taxes	100,888	87,670	9,688	10,010	554	(7,034)
Adjustments:
Restructuring initiatives	3,672	35	1,096	(79)	2,620
Net unrealized investment gain	(16,809)				(16,809)
Adjusted earnings before income taxes	87,751	87,705	10,784	9,931	(13,635)	(7,034)
Interest expense	7,415					7,415
Interest income	(381)					(381)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	94,785	87,705	10,784	9,931	(13,635)	—
Depreciation and amortization	57,438	20,779	24,572	10,059	2,028
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$152,223	$108,484	$35,356	$19,990	$(11,607)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.6%	34.6%	10.2%	17.2%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2022	2021

Notes payable, revolving credit facility and overdrafts	$841	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	142,178	142,351
Long-Term Obligations, net of unamortized debt issuance costs	1,294,850	907,024
Total Debt	1,437,869	1,196,651
Less:
Cash and equivalents	355,629	122,925
Short-term investments	717	740
Net Debt	$1,081,523	$1,072,986

Total Stockholders' Equity	$1,998,451	$1,984,600
Net Debt	1,081,523	1,072,986
Net Capital	$3,079,974	$3,057,586

Net Debt to Net Capital	35.1%	35.1%

Free Cash Flow Reconciliation	March 31,	March 31,
	2022	2021

Net Cash Provided by Operations	$92,077	$72,185
Capital Expenditures	(73,058)	(63,884)
Proceeds from Government Grants	7,955	—
Free Cash Flow	$26,974	$8,301
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the first quarter of 2022, the U.S. dollar strengthened compared to the major European currencies and Latin America currencies. This resulted in a dilutive impact on our translated results during the first quarter of 2022 when compared to the first quarter of 2021.
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
LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth, pay quarterly dividends to stockholders, repurchase shares of our common stock and to make acquisitions that will contribute to the achievement of our strategic objectives. Due to uncertainty amid the war in Ukraine, the recent COVID-19 outbreak in China and the inflationary environment, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash increased to $355.6 million at March 31, 2022 from $122.9 million at December 31, 2021 primarily due to proceeds from our $400 million inaugural public bond offering, as described below. Total short and long-term interest bearing debt of $1.4 billion at March 31, 2022 was slightly higher than the $1.2 billion at December 31, 2021. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) remained consistent at 35.1% at March 31, 2022 and December 31, 2021. See the reconciliation under "Non-U.S. GAAP Measures".
In the first three months of 2022, our operations provided approximately $92.1 million in net cash flow compared to $72.2 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operations during the first three months of 2022 is primarily attributable to better working capital management and lower restructuring costs. Partially offsetting the increase in cash provided by operations was a $15.2 million contribution to our domestic benefit plans during the first quarter of 2022.
We used $68.4 million in cash for investing activities during the first three months of 2022 compared to $63.9 million during the same period a year ago. Our investment in capital projects increased $9.2 million during the first three months of 2022 compared to the first three months of 2021 which is primarily related to additional investments in capacity for our injectables and active material science solutions divisions, partially offset by $8.0 million received by government grant proceeds. Our 2022 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be in the range of approximately $300 to $330 million but could vary due to changes in exchange rates as well as the timing of capital projects.

Financing activities provided $211.9 million in cash during the first three months of 2022 compared to $45.0 million in cash used by financing activities during the same period a year ago. During the first three months of 2022, we received proceeds from long-term obligations of $402.2 million primarily from the issuance of $400 million of our 3.600% Senior Notes due March 2032 during the first quarter of 2022. As part of our bond offering we paid $3.8 million in debt issuance costs. Additionally, we repaid $144.3 million related to our revolving credit facility, paid $24.9 million of dividends and purchased $16.0 million of treasury stock. We anticipate redeeming all $75.0 million of our 3.25% private placement notes due in September 2022 during the second quarter of 2022 at a price equal to the principal amount plus a make-whole premium.
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") to replace the existing facility (the "prior credit facility") maturing July 2022 and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of March 31, 2022, no balance was utilized under the revolving credit facility in the U.S. or by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility which matures in July 2022. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.83 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	18.90 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement.
Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.0 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2022.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of March 31, 2022 and December 31, 2021, the amounts due to suppliers participating in the SCF were approximately $30 million.

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

On April 14, 2022, the Board of Directors declared a quarterly cash dividend of $0.38 per share payable on May 18, 2022 to stockholders of record as of April 27, 2022.
CONTINGENCIES
The Company, in the normal course of business, is subject to a number of lawsuits and claims both actual and potential in nature. Please refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for a discussion of contingencies affecting our business.
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2022 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and can be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2021, we have amended the revolving credit facility to provide mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. We are evaluating any further impact this standard may have on our Condensed Consolidated Financial Statements and anticipate no further significant impacts.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
We expect the broad based momentum from the first quarter to continue with growth in each segment, including strong growth of our prescription drug device business which will help to compensate for lower demand for at-home COVID-19 tests. The war in Ukraine and the COVID-19 outbreak in China are expected to have some impact on our business in the respective regions though visibility remains highly uncertain. We will continue to manage our operations efficiently while we mitigate rising costs through pricing initiatives and cost containment.
We expect earnings per share for the second quarter of 2022, excluding any restructuring expenses, acquisition-related costs and changes in the fair value of equity investments, to be in the range of $0.92 to $1.02 and this guidance is based on an effective tax rate range of 27% to 29%.
FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:

•geopolitical conflicts worldwide including the invasion of Ukraine by the Russian military and the resulting indirect impact on demand from our customers selling their products into these countries, as well as rising energy costs;
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
Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A (Risk Factors) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional risks and uncertainties that may cause our actual results or other events to differ materially from those expressed or implied in such forward-looking statements.

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
The table below provides information as of March 31, 2022 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2022.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$18,832	1.1221	14,836 - 18,832
EUR / BRL	10,966	6.3613	9,735 - 10,966
CZK / EUR	5,570	0.0403	5,540 - 6,534
EUR / THB	5,098	37.2138	3,288 - 5,232
EUR / MXN	5,018	23.9103	4,346 - 5,018
MXN / USD	4,000	0.0474	3,700 - 4,000
USD / CNY	3,000	6.4313	3,000 - 3,000
CHF / EUR	2,356	0.9626	2,354 - 2,379
USD / EUR	1,945	0.8804	1,112 - 1,945
GBP / EUR	788	1.1935	335 - 788
CHF / USD	459	1.0839	188 - 459
CZK / USD	378	0.0445	0 - 378
EUR / CHF	295	1.0368	30 - 746
USD / CZK	113	22.0284	0 - 113
EUR / GBP	67	0.8374	67 - 149
Total	$58,885
As of March 31, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other and $2.3 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. We also entered into a EUR/USD floating-to-fixed cross currency interest rate swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary. The fair value of this cash flow hedge is $1.7 million reported in prepaid and other assets on the Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended March 31, 2022, the Plan purchased 2,247 shares of our common stock on behalf of the participants at an average price of $117.50, for an aggregate amount of $264 thousand, and sold 1,123 shares of our common stock on behalf of the participants at an average price of $115.95, for an aggregate amount of $130 thousand. At March 31, 2022, the Plan owned 110,008 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2022, we repurchased approximately 140 thousand shares for approximately $16.0 million. As of March 31, 2022, there was $184.4 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended March 31, 2022:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

1/1 - 1/31/22	—	$—	—	$200.4
2/1 - 2/28/22	—	—	—	200.4
3/1 - 3/31/22	140,000	114.16	140,000	184.4
Total	140,000	$114.16	140,000	$184.4

ITEM 6. EXHIBITS

Exhibit 4.1
Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

Exhibit 4.2
First Supplemental Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

Exhibit 4.3	Form of 3.600% Senior Notes due 2032 (included as a part of Exhibit 4.2).

Exhibit 4.4
Assignment, Assumption and Amendment Agreement, dated as of March 1, 2022, among AptarGroup, Inc., AptarGroup UK Holdings Limited, and the holders of the 0.98% Series D Senior Notes Due July 19, 2023 and 1.17% Series E Senior Notes Due July 19, 2024.

Exhibit 10.1
Expatriate Letter Agreement, dated as of January 25, 2022, among AptarGroup, Inc., Aptar Europe Holding SAS and Gael Touya, including the Employment Contract Amendment Suspending the French Contract, filed as Exhibit 10.1 to AptarGroup, Inc.'s current report on Form 8-K filed on January 25, 2022, is hereby incorporated by reference.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022, filed with the SEC on April 29, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Balance Sheets – March 31, 2022 and December 31, 2021, (v) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2022 and 2021, (vi) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2022 and 2021 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: April 29, 2022