Form 10-Q
period 2022-06-30
APTARGROUP, INC.
filed 2022-07-29
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of July 22, 2022, was 65,337,000 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2022

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Sales	$844,543	$811,032	$1,689,475	$1,587,786
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	549,010	523,050	1,091,738	1,011,755
Selling, research & development and administrative	135,382	140,913	280,923	275,261
Depreciation and amortization	58,552	57,790	117,217	115,228
Restructuring initiatives	428	4,876	719	8,548
Total Operating Expenses	743,372	726,629	1,490,597	1,410,792
Operating Income	101,171	84,403	198,878	176,994

Other (Expense) Income:
Interest expense	(11,982)	(7,175)	(20,912)	(14,590)
Interest income	989	624	1,277	1,005
Net investment (loss) gain	(483)	(1,611)	(1,733)	15,198
Equity in results of affiliates	(276)	81	(362)	(434)
Miscellaneous, net	52	(2,028)	(1,051)	(2,991)
Total Other (Expense) Income	(11,700)	(10,109)	(22,781)	(1,812)

Income before Income Taxes	89,471	74,294	176,097	175,182

Provision for Income Taxes	25,858	19,020	50,113	35,969

Net Income	$63,613	$55,274	$125,984	$139,213

Net Income Attributable to Noncontrolling Interests	$12	$2	$64	$15

Net Income Attributable to AptarGroup, Inc.	$63,625	$55,276	$126,048	$139,228

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.97	$0.84	$1.92	$2.12
Diluted	$0.95	$0.81	$1.88	$2.05

Average Number of Shares Outstanding:
Basic	65,475	65,818	65,509	65,525
Diluted	66,900	68,086	66,969	67,869

Dividends per Common Share	$0.38	$0.38	$0.76	$0.74

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Income	$63,613	$55,274	$125,984	$139,213
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(68,845)	21,109	(91,887)	(27,373)
Changes in derivative gains, net of tax	533	289	121	809
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	33	123	(750)	442
Prior service cost, net of tax	—	—	—	—
Amortization of prior service cost included in net income, net of tax	25	32	53	65
Amortization of net loss included in net income, net of tax	1,572	2,354	3,152	4,708
Total defined benefit pension plan, net of tax	1,630	2,509	2,455	5,215
Total other comprehensive (loss) income	(66,682)	23,907	(89,311)	(21,349)
Comprehensive (Loss) Income	(3,069)	79,181	36,673	117,864
Comprehensive Income Attributable to Noncontrolling Interests	826	2	840	15
Comprehensive (Loss) Income Attributable to AptarGroup, Inc.	$(2,243)	$79,183	$37,513	$117,879
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	June 30, 2022	December 31, 2021
Assets
Cash and equivalents	$240,474	$122,925
Short-term investments	—	740
Total Cash and equivalents and Short-term investments	240,474	123,665
Accounts and notes receivable, less current expected credit loss ("CECL") of $9,414 in 2022 and $7,374 in 2021	703,000	671,350
Inventories	470,600	441,464
Prepaid and other	144,567	121,729
Total Current Assets	1,558,641	1,358,208
Land	29,632	31,436
Buildings and improvements	638,497	631,897
Machinery and equipment	2,788,792	2,862,142
Property, Plant and Equipment, Gross	3,456,921	3,525,475
Less: Accumulated depreciation	(2,199,929)	(2,249,598)
Property, Plant and Equipment, Net	1,256,992	1,275,877
Investments in equity securities	53,838	59,485
Goodwill	936,107	974,157
Intangible assets, net	329,285	362,343
Operating lease right-of-use assets	62,626	62,454
Miscellaneous	60,621	48,840
Total Other Assets	1,442,477	1,507,279
Total Assets	$4,258,110	$4,141,364
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	June 30, 2022	December 31, 2021
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$2,300	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	67,986	142,351
Accounts payable, accrued and other liabilities	751,746	692,865
Total Current Liabilities	822,032	982,492
Long-Term Obligations, net of unamortized debt issuance costs	1,271,752	907,024
Deferred income taxes	22,096	27,547
Retirement and deferred compensation plans	105,335	116,809
Operating lease liabilities	46,973	48,010
Deferred and other non-current liabilities	41,458	74,882
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	215,862	267,248
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.6 million and 70.4 million shares issued as of June 30, 2022 and December 31, 2021, respectively	706	704
Capital in excess of par value	939,897	916,534
Retained earnings	1,865,634	1,789,413
Accumulated other comprehensive loss	(404,576)	(316,041)
Less: Treasury stock at cost, 5.2 million and 4.9 million shares as of June 30, 2022 and December 31, 2021, respectively	(467,550)	(421,203)
Total AptarGroup, Inc. Stockholders’ Equity	1,934,111	1,969,407
Noncontrolling interests in subsidiaries	14,353	15,193
Total Stockholders’ Equity	1,948,464	1,984,600
Total Liabilities and Stockholders’ Equity	$4,258,110	$4,141,364
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2022 and 2021	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - March 31, 2021	$1,704,336	$(326,965)	$700	$(352,282)	$874,623	$383	$1,900,795
Net income (loss)	55,276	—	—	—	—	(2)	55,274
Foreign currency translation adjustments	—	21,109	—	—	—	—	21,109
Changes in unrecognized pension gains and related amortization, net of tax	—	2,509	—	—	—	—	2,509
Changes in derivative gains, net of tax	—	289	—	—	—	—	289
Stock awards and option exercises	—	—	2	7,900	23,759	—	31,661
Cash dividends declared on common stock	(24,974)	—	—	—	—	—	(24,974)
Balance - June 30, 2021	$1,734,638	$(303,058)	$702	$(344,382)	$898,382	$381	$1,986,663

Balance - March 31, 2022	$1,826,924	$(338,708)	$705	$(434,867)	$929,218	$15,179	$1,998,451
Net income (loss)	63,625	—	—	—	—	(12)	63,613
Foreign currency translation adjustments	—	(68,031)	—	—	—	(814)	(68,845)
Changes in unrecognized pension gains and related amortization, net of tax	—	1,630	—	—	—	—	1,630
Changes in derivative gains, net of tax	—	533	—	—	—	—	533
Stock awards and option exercises	—	—	1	4,422	10,679	—	15,102
Cash dividends declared on common stock	(24,915)	—	—	—	—	—	(24,915)
Treasury stock purchased	—	—	—	(37,105)	—	—	(37,105)
Balance - June 30, 2022	$1,865,634	$(404,576)	$706	$(467,550)	$939,897	$14,353	$1,948,464

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2022 and 2021	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income (loss)	139,228	—	—	—	—	(15)	139,213
Foreign currency translation adjustments	—	(27,373)	—	—	—	—	(27,373)
Changes in unrecognized pension gains and related amortization, net of tax	—	5,215	—	—	—	—	5,215
Changes in derivative gains, net of tax	—	809	—	—	—	—	809
Stock awards and option exercises	—	—	7	17,201	49,221	—	66,429
Cash dividends declared on common stock	(48,415)	—	—	—	—	—	(48,415)
Balance - June 30, 2021	$1,734,638	$(303,058)	$702	$(344,382)	$898,382	$381	$1,986,663

Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income (loss)	126,048	—	—	—	—	(64)	125,984
Foreign currency translation adjustments	—	(91,111)	—	—	—	(776)	(91,887)
Changes in unrecognized pension gains and related amortization, net of tax	—	2,455	—	—	—	—	2,455
Changes in derivative gains, net of tax	—	121	—	—	—	—	121
Stock awards and option exercises	—	—	2	6,741	23,363	—	30,106
Cash dividends declared on common stock	(49,827)	—	—	—	—	—	(49,827)
Treasury stock purchased	—	—	—	(53,088)	—	—	(53,088)
Balance - June 30, 2022	$1,865,634	$(404,576)	$706	$(467,550)	$939,897	$14,353	$1,948,464
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2022	2021

Cash Flows from Operating Activities:
Net income	$125,984	$139,213
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	95,123	95,606
Amortization	22,094	19,622
Stock-based compensation	22,136	21,805
Provision for CECL	2,338	(240)
(Gain) loss on disposition of fixed assets	(179)	5
Net loss (gain) on remeasurement of equity securities	1,733	(15,198)
Deferred income taxes	(5,484)	(6,865)
Defined benefit plan expense	12,347	14,650
Equity in results of affiliates	362	434
Change in fair value of contingent consideration	(2,265)	1,950
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(60,045)	(76,735)
Inventories	(49,242)	(55,873)
Prepaid and other current assets	(24,091)	(19,793)
Accounts payable, accrued and other liabilities	62,973	69,139
Income taxes payable	822	(5,261)
Retirement and deferred compensation plan liabilities	(19,727)	(9,657)
Other changes, net	(8,225)	2,779
Net Cash Provided by Operations	176,654	175,581
Cash Flows from Investing Activities:
Capital expenditures	(147,262)	(137,039)
Proceeds from government grants	12,794	—
Proceeds from sale of property, plant and equipment	507	4,571
Maturity of short-term investment	740	243
Acquisition of business, net of cash acquired and release of escrow	—	(4,834)
Proceeds from sale of investment in equity securities	1,088	—
Notes receivable, net	(6,992)	(29)
Net Cash Used by Investing Activities	(139,125)	(137,088)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	20,457	7,410
Repayments of notes payable and overdrafts	(21,010)	(4,615)
Repayments and proceeds of short term revolving credit facility, net	(144,345)	(52,000)
Proceeds from long-term obligations	402,244	7,888
Repayments of long-term obligations	(80,453)	(7,001)
Debt issuance costs	(4,009)	(1,718)
Dividends paid	(49,827)	(48,415)
Proceeds from stock option exercises	11,416	53,038
Purchase of treasury stock	(53,088)	—
Net Cash Provided (Used) by Financing Activities	81,385	(45,413)
Effect of Exchange Rate Changes on Cash	(1,365)	(6,555)
Net Increase (Decrease) in Cash and Equivalents	117,549	(13,475)
Cash and Equivalents at Beginning of Period	122,925	304,970
Cash and Equivalents at End of Period	$240,474	$291,495
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
The extent to which the COVID-19 pandemic impacts our financial results and operations for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including the emergence of new variants, the availability, adoption and efficacy of vaccines and boosters, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus and numerous other uncertainties. No impairments were recorded as of June 30, 2022 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions and labor shortages, future results could be materially impacted.
As of June 30, 2022, the war in Ukraine has not had a significant direct impact on our business, though the near-term visibility for this situation is expected to remain fluid and uncertain for the next several quarters. However, we have experienced some indirect impacts on our business, including higher input costs and certain supply chain disruptions.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. As of June 30, 2022, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.
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

NOTE 2 – REVENUE
Revenue by segment and geography for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended June 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$209,118	$108,414	$6,339	$16,360	$340,231
Beauty + Home	202,276	102,354	40,504	26,212	371,346
Food + Beverage	33,571	78,034	12,299	9,062	132,966
Total	$444,965	$288,802	$59,142	$51,634	$844,543

	For the Three Months Ended June 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$212,220	$93,527	$5,294	$14,302	$325,343
Beauty + Home	192,371	103,679	38,882	25,314	360,246
Food + Beverage	32,402	71,974	11,885	9,182	125,443
Total	$436,993	$269,180	$56,061	$48,798	$811,032

	For the Six Months Ended June 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$420,125	$214,755	$14,194	$33,619	$682,693
Beauty + Home	411,359	198,170	77,702	52,314	739,545
Food + Beverage	68,612	155,882	24,990	17,753	267,237
Total	$900,096	$568,807	$116,886	$103,686	$1,689,475

	For the Six Months Ended June 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$420,167	$182,822	$10,664	$25,522	$639,175
Beauty + Home	381,611	202,486	73,224	49,871	707,192
Food + Beverage	60,904	139,037	21,138	20,340	241,419
Total	$862,682	$524,345	$105,026	$95,733	$1,587,786
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2021	Balance as of June 30, 2022	Increase/ (Decrease)
Contract asset (current)	$16,878	$14,787	$(2,091)
Contract liability (current)	86,340	94,667	8,327
Contract liability (long-term)	21,905	20,254	(1,651)
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the customer’s payment. The total amount of revenue recognized during the current year against contract liabilities is $51.6 million, including $33.2 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of June 30, 2022 or December 31, 2021.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	June 30, 2022	December 31, 2021
Raw materials	$153,353	$140,818
Work in process	145,806	137,654
Finished goods	171,441	162,992
Total	$470,600	$441,464

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reporting segment since December 31, 2021 are as follows:

	Pharma	Beauty + Home	Food + Beverage	Total
Balance as of December 31, 2021	$520,197	$325,719	$128,241	$974,157
Foreign currency exchange effects	(29,275)	(8,295)	(480)	(38,050)
Balance as of June 30, 2022	$490,922	$317,424	$127,761	$936,107
The table below shows a summary of intangible assets as of June 30, 2022 and December 31, 2021.

		June 30, 2022			December 31, 2021
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	14.1	$2,799	$(1,650)	$1,149	$2,767	$(1,528)	$1,239
Acquired technology	11.4	133,695	(49,689)	84,006	140,936	(45,613)	95,323
Customer relationships	13.4	303,681	(86,613)	217,068	311,964	(77,512)	234,452
Trademarks and trade names	7.0	43,371	(24,973)	18,398	44,893	(22,886)	22,007
License agreements and other	39.1	15,310	(6,646)	8,664	16,179	(6,857)	9,322
Total intangible assets	13.2	$498,856	$(169,571)	$329,285	$516,739	$(154,396)	$362,343
Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2022 and 2021 was $11,067 and $9,811, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2022 and 2021 was $22,094 and $19,622, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2022	$21,459	(remaining estimated amortization for 2022)
2023	42,669
2024	39,455
2025	38,039
2026	35,919
Thereafter	151,744
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2022.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended June 30, 2022 and 2021, respectively, was 28.9% and 25.6%. The effective tax rate for the six months ended June 30, 2022 and 2021, respectively, was 28.5% and 20.5%. The lower effective tax rate for the three and six months ended June 30, 2021 reflects additional tax benefits from employee stock-based compensation.

NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At June 30, 2022 and December 31, 2021, our notes payable, revolving credit facility and overdrafts consisted of the following:

	June 30, 2022	December 31, 2021
Revolving credit facility	$—	$144,383
Overdrafts 0.35% to 14.90%	2,300	2,893
	$2,300	$147,276
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of June 30, 2022, no balance was utilized under the revolving credit facility in the U.S. or by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million given the exchange rates at the end of 2021) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility.
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
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2022 or December 31, 2021.
Long-Term Obligations
On March 7, 2022, we issued $400 million aggregate principal amount of 3.600% Senior Notes due March 2032 in an underwritten public offering. The form and terms of the notes were established pursuant to an Indenture, dated as of March 7, 2022, as amended and supplemented by a First Supplemental Indenture, dated as of March 7, 2022, each between the Company and U.S. Bank Trust Company, National Association, as trustee. Interest is payable semi-annually in arrears. The notes are unsecured obligations and rank equally in right of payment with all of our other existing and future senior, unsecured indebtedness. We redeemed all $75.0 million of our 3.25% senior unsecured notes during the second quarter at a price equal to the principal amount plus accrued interest and $0.4 million make-whole payment.

At June 30, 2022 and December 31, 2021, our long-term obligations consisted of the following:

	June 30, 2022	December 31, 2021
Notes payable 0.00% – 14.42%, due in monthly and annual installments through 2028	$22,478	$22,785
Senior unsecured notes 3.2%, due in 2022	—	75,000
Senior unsecured debts 2.19% USD floating swapped to 1.36% EUR fixed, due in 2022	56,000	56,000
Senior unsecured notes 3.5%, due in 2023	125,000	125,000
Senior unsecured notes 1.0%, due in 2023	104,790	113,830
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	209,580	227,660
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $1,001	398,999	—
Finance Lease Liabilities	27,938	30,185
Unamortized debt issuance costs	(5,047)	(1,085)
	$1,339,738	$1,049,375
Current maturities of long-term obligations	(67,986)	(142,351)
Total long-term obligations	$1,271,752	$907,024
The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are:

Year One	$64,685
Year Two	334,416
Year Three	263,811
Year Four	254,223
Year Five	632
Thereafter	399,080
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.84 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.58 to 1.00
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
Amortization expense related to finance leases is included in depreciation expense, while rent expense related to operating leases is included within cost of sales and selling, research & development and administrative expenses (“SG&A”).

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$4,921	$6,044	$10,202	$11,833

Finance lease cost:
Amortization of right-of-use assets	$949	$1,099	$2,078	$2,075
Interest on lease liabilities	314	375	639	687
Total finance lease cost	$1,263	$1,474	$2,717	$2,762

Short-term lease and variable lease costs	$2,746	$2,444	$6,728	$5,572
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,337	$11,771
Operating cash flows from finance leases	645	716
Financing cash flows from finance leases	1,989	2,337

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,903	$4,739
Finance leases	731	4,792
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2022	2021	2022	2021
Service cost	$3,945	$3,941	$1,876	$2,071
Interest cost	1,743	1,604	342	208
Expected return on plan assets	(3,229)	(3,064)	(689)	(721)
Amortization of net loss	1,668	2,501	433	591
Amortization of prior service cost	—	—	33	44
Net periodic benefit cost	$4,127	$4,982	$1,995	$2,193

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2022	2021	2022	2021
Service cost	$7,890	$8,168	$3,846	$4,149
Interest cost	3,485	3,215	715	426
Expected return on plan assets	(6,456)	(6,137)	(1,416)	(1,444)
Amortization of net loss	3,335	5,004	877	1,180
Amortization of prior service cost	—	—	71	89
Net periodic benefit cost	$8,254	$10,250	$4,093	$4,400

The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. We contributed $15.3 million to our domestic defined benefit plans during the six months ended June 30, 2022 and we do not expect additional significant payments during 2022. We have contributed $1.0 million to our foreign defined benefit plans during the six months ended June 30, 2022 and do not expect additional significant contributions during 2022.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive (loss) income before reclassifications	(27,373)	442	4,066	(22,865)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,773	(3,257)	1,516
Net current-period other comprehensive (loss) income	(27,373)	5,215	809	(21,349)
Balance - June 30, 2021	$(205,398)	$(97,107)	$(553)	$(303,058)

Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(91,111)	(750)	4,885	(86,976)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,205	(4,764)	(1,559)
Net current-period other comprehensive (loss) income	(91,111)	2,455	121	(88,535)
Balance - June 30, 2022	$(340,611)	$(64,031)	$66	$(404,576)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended June 30,	2022	2021

Defined Benefit Pension Plans
Amortization of net loss	$2,101	$3,092	(1)
Amortization of prior service cost	33	44	(1)
	2,134	3,136	Total before tax
	(537)	(750)	Tax impact
	$1,597	$2,386	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(118)	$(6)	Interest Expense
Changes in cross currency swap: foreign exchange component	(3,042)	1,290	Miscellaneous, net
	$(3,160)	$1,284	Net of tax
Total reclassifications for the period	$(1,563)	$3,670

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Six Months Ended June 30,	2022	2021

Defined Benefit Pension Plans
Amortization of net loss	$4,212	$6,184	(1)
Amortization of prior service cost	71	89	(1)
	4,283	6,273	Total before tax
	(1,078)	(1,500)	Tax impact
	$3,205	$4,773	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(138)	$(18)	Interest Expense
Changes in cross currency swap: foreign exchange component	(4,626)	(3,239)	Miscellaneous, net
	$(4,764)	$(3,257)	Net of tax
Total reclassifications for the period	$(1,559)	$1,516
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
In 2017 our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under our prior credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. Related to this hedge, approximately $66 thousand of income is included in accumulated other comprehensive loss at June 30, 2022. The amount expected to be recognized into earnings during the third quarter of 2022 related to the interest component of our cross currency swap based on prevailing foreign exchange and interest rates at June 30, 2022 is a gain of $34 thousand. The amount expected to be recognized into earnings during the third quarter of 2022 related to the foreign exchange component of our cross currency swap is dependent on fluctuations in currency exchange rates. As of June 30, 2022, the fair value of the cross currency swap was a $5.0 million asset. The swap contract expired on July 20, 2022.

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
Other
As of June 30, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in Prepaid and other and $0.3 million in Accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of June 30, 2022 had an aggregate notional contract amount of $61.4 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021

		June 30, 2022		December 31, 2021
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$333	$—	$331
Cross Currency Swap Contract (1)	Prepaid and other	5,049	—	511	—
		$5,049	$333	$511	$331

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$250	$—	$221
		$—	$250	$—	$221
__________________________
(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2022 and 2021

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2022	2021		2022	2021
Cross currency swap contract:
Interest component	$651	$295	Interest expense	$118	$6	$(11,982)
Foreign exchange component	3,042	(1,290)	Miscellaneous, net	3,042	(1,290)	52
	$3,693	$(995)		$3,160	$(1,284)

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2022 and 2021

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2022	2021		2022	2021
Cross currency swap contract:
Interest component	$259	$827	Interest expense	$138	$18	$(20,912)
Foreign exchange component	4,626	3,239	Miscellaneous, net	4,626	3,239	(1,051)
	$4,885	$4,066		$4,764	$3,257

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2022 and 2021

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2022	2021
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$1,991	$(1,176)
		$1,991	$(1,176)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2022 and 2021

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2022	2021
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(109)	$(1,689)
		$(109)	$(1,689)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2022
Derivative Assets	$5,382	—	$5,382	—	—	$5,382
Total Assets	$5,382	—	$5,382	—	—	$5,382

Derivative Liabilities	$250	—	$250	—	—	$250
Total Liabilities	$250	—	$250	—	—	$250

December 31, 2021
Derivative Assets	$842	—	$842	—	—	$842
Total Assets	$842	—	$842	—	—	$842

Derivative Liabilities	$221	—	$221	—	—	$221
Total Liabilities	$221	—	$221	—	—	$221

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2022, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$6,185	$6,185	$—	$—
Foreign exchange contracts (2)	333	—	333	—
Cross currency swap contract (2)	5,049	—	5,049	—
Convertible note	5,000	—	—	5,000
Total assets at fair value	$16,567	$6,185	$5,382	$5,000
Liabilities
Foreign exchange contracts (2)	$250	$—	$250	$—
Contingent consideration obligation	31,643	—	—	31,643
Total liabilities at fair value	$31,893	$—	$250	$31,643

As of December 31, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$9,006	$9,006	$—	$—
Foreign exchange contracts (2)	331	—	331	—
Cross currency swap contract (2)	511	—	511	—
Total assets at fair value	$9,848	$9,006	$842	$—
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Contingent consideration obligation	33,908	—	—	33,908
Total liabilities at fair value	$34,129	$—	$221	$33,908
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 18 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.

The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $1.2 billion as of June 30, 2022 and $0.9 billion as of December 31, 2021.
During the first quarter of 2022, we invested $5.0 million in a convertible note in Enable Injections, Inc. This investment is recorded at fair value and is a Level 3 fair value measurement.
As discussed in Note 12 - Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2021, we have a contingent consideration obligation to the selling equity holders of:
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
We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	June 30, 2022	December 31, 2021
Fusion Acquisition	$26,681	$27,166
Noble Acquisition	4,962	6,742
	$31,643	$33,908
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2021	$33,908
Decrease in fair value recorded in earnings	(2,265)
Balance, June 30, 2022	$31,643

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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. During the second quarter of 2022, we filed a lawsuit against the insurance company to recover part of our claim. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces our gross receipts tax in Brazil prospectively and retrospectively. In May 2021, the Supreme Court of Brazil issued a judgment establishing rules for the refund of amounts paid in excess based on the calculation methodology to be applied. In June 2021, we received a favorable court decision of $1.6 million for the retrospective right to recover part of our claim. This amount was recorded in cost of sales. On September 30, 2021, we received a formal decision statement from the Federal Regional Court of Brazil that the favorable court decisions are final. We do not expect to receive any further amounts in future periods.
In December 2019, tax authorities in Brazil notified us of a tax assessment of approximately $6.1 million, including interest and penalties of $2.3 million and $0.8 million, respectively, relating to differences in tax classification codes used for import duties for the period from January 2015 to August 2018. We are vigorously contesting the assessment, including interest and penalties, and filed an administrative defense appeal in December 2019. In June 2020, an unfavorable decision was issued on the first administrative defense appeal. We filed a second administrative defense appeal in August 2020. We still believe we have a strong defense. Due to uncertainty in the amount of assessment and the timing of our appeal, no liability is recorded as of June 30, 2022.
Subsequent to quarter end, in July 2022, tax authorities in India notified us of a tax assessment of approximately $6.8 million plus interest and penalties relating to differences in tax classification codes used for import duties for the period from 2017 to current. We are currently drafting our response and will be vigorously contesting the assessment. Due to uncertainty of the timing and amounts of assessment, no liability is recorded as of June 30, 2022.
NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2022, we repurchased approximately 348 thousand shares for $37.1 million and 488 thousand shares for $53.1 million, respectively. During the three and six months ended June 30, 2021, we did not repurchase any shares. As of June 30, 2022, there was $147.3 million of authorized share repurchases remaining under the existing authorization.
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

Six Months Ended June 30,	2022	2021
Fair value per stock award	$141.95	$171.63
Grant date stock price	$114.52	$141.59
Assumptions:
Aptar's stock price expected volatility	20.20%	21.40%
Expected average volatility of peer companies	41.70%	50.00%
Correlation assumption	41.20%	58.10%
Risk-free interest rate	2.04%	0.32%
Dividend yield assumption	1.33%	1.02%
A summary of RSU activity as of June 30, 2022 and changes during the six month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	485,479	$108.73	650,553	$111.04
Granted	187,429	112.76	225,303	126.72
Vested	(140,914)	106.15	(43,388)	134.97
Forfeited	(5,468)	111.16	(74,224)	112.07
Nonvested at June 30, 2022	526,526	$110.74	758,244	$114.23
Included in the time-based RSUs activity for the six months ended June 30, 2022 are 10,589 units granted to non-employee directors and 10,007 units vested related to non-employee directors.

Six Months Ended June 30,	2022	2021
Compensation expense	$22,136	$21,579
Fair value of units vested	19,724	20,778
Intrinsic value of units vested	21,481	28,259
The actual tax benefit realized for the tax deduction from RSUs was approximately $4.2 million in the six months ended June 30, 2022. As of June 30, 2022, there was $63.6 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.2 years.
Historically we issued stock options to our employees and non-employee directors. Beginning in 2019, we no longer issue stock options. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.

 A summary of option activity under our stock plans during the six months ended June 30, 2022 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2022	3,072,503	$71.99	51,700	$63.91
Exercised	(168,846)	67.60	—	—
Forfeited or expired	(400)	51.80	—	—
Outstanding at June 30, 2022	2,903,257	$72.25	51,700	$63.91
Exercisable at June 30, 2022	2,903,257	$72.25	51,700	$63.91
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2022	3.6		1.6
Exercisable at June 30, 2022	3.6		1.6
Aggregate Intrinsic Value:
Outstanding at June 30, 2022	$90,420		$2,041
Exercisable at June 30, 2022	$90,420		$2,041
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2022	$8,046		$—
June 30, 2021	$63,407		$4,248

Six Months Ended June 30,	2021
Compensation expense (included in SG&A)	$185
Compensation expense (included in Cost of sales)	42
Compensation expense, Total	$227
Compensation expense, net of tax	174
Grant date fair value of options vested	2,421
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $11.4 million during the six months ended June 30, 2022. The actual tax benefit realized for the tax deduction from option exercises was approximately $1.4 million and $15.0 million in the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there is no remaining valuation of stock option awards to be expensed in future periods.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$63,625	$63,625	$55,276	$55,276

Average equivalent shares
Shares of common stock	65,475	65,475	65,818	65,818
Effect of dilutive stock-based compensation
Stock options	1,021	—	1,727	—
Restricted stock	404	—	541	—
Total average equivalent shares	66,900	65,475	68,086	65,818
Net income per share	$0.95	$0.97	$0.81	$0.84

	Six Months Ended
	June 30, 2022		June 30, 2021
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$126,048	$126,048	$139,228	$139,228

Average equivalent shares
Shares of common stock	65,509	65,509	65,525	65,525
Effect of dilutive stock-based compensation
Stock options	1,109	—	1,804	—
Restricted stock	351	—	540	—
Total average equivalent shares	66,969	65,509	67,869	65,525
Net income per share	$1.88	$1.92	$2.05	$2.12
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

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Sales:
Pharma	$345,369	$328,549	$692,041	$644,360
Beauty + Home	377,490	366,641	751,965	720,018
Food + Beverage	133,122	125,918	267,889	242,621
Total Sales	$855,981	$821,108	$1,711,895	$1,606,999
Less: Intersegment Sales:
Pharma	$5,138	$3,206	$9,348	$5,185
Beauty + Home	6,144	6,395	12,420	12,826
Food + Beverage	156	475	652	1,202
Total Intersegment Sales	$11,438	$10,076	$22,420	$19,213
Net Sales:
Pharma	$340,231	$325,343	$682,693	$639,175
Beauty + Home	371,346	360,246	739,545	707,192
Food + Beverage	132,966	125,443	267,237	241,419
Net Sales	$844,543	$811,032	$1,689,475	$1,587,786
Adjusted EBITDA (1):
Pharma	$111,006	$105,979	$226,558	$214,463
Beauty + Home	44,879	37,910	84,377	73,266
Food + Beverage	17,705	19,626	36,940	39,616
Corporate & Other, unallocated	(13,663)	(15,959)	(31,633)	(27,566)
Acquisition-related costs (2)	—	(2,434)	—	(2,434)
Restructuring Initiatives (3)	(428)	(4,876)	(719)	(8,548)
Net unrealized investment (loss) gain (4)	(483)	(1,611)	(2,574)	15,198
Depreciation and amortization	(58,552)	(57,790)	(117,217)	(115,228)
Interest Expense	(11,982)	(7,175)	(20,912)	(14,590)
Interest Income	989	624	1,277	1,005
Income before Income Taxes	$89,471	$74,294	$176,097	$175,182
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
(2)Acquisition-related costs include transaction costs related to acquisitions (see Note 17 – Acquisitions for further details).
(3)Restructuring Initiatives includes expense items for the three and six months ended June 30, 2022 and 2021 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring Initiatives by Segment
Pharma	$—	$38	$—	$73
Beauty + Home	420	1,457	678	2,553
Food + Beverage	8	117	41	38
Corporate & Other	—	3,264	—	5,884
Total Restructuring Initiatives	$428	$4,876	$719	$8,548
(4)Net unrealized investment (loss) gain represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).

NOTE 17 – ACQUISITIONS
Business Combinations
On September 2, 2021, following the signature of a share purchase agreement on July 22, 2021 and the approval of the French Ministry of Economy under the foreign investment clearance regulations, we completed the acquisition of 64.3% of the share capital of Voluntis S.A. (“Voluntis”). Voluntis, based in Paris, France and Boston, MA, is a pioneer in digital therapeutics. We acquired from certain members of the management and certain shareholders the entirety of their shares representing approximately 64.3% of the share capital of Voluntis (on a non-diluted basis) at a price of €8.70 per share for €50.8 million (approximately $60.4 million) funded with available cash on hand. This values the full company equity (on a fully diluted basis) at €79.1 million (approximately $93.9 million). Aptar launched a mandatory cash simplified tender offer to acquire Voluntis's remaining shares for the same price of €8.70 per share. During September 2021, Aptar acquired €8.4 million (approximately $9.9 million) of additional shares from the tender offer, bringing the total investment as of September 30, 2021 to €59.2 million (approximately $70.3 million) representing 74.9% of the total share capital, which implied a non-controlling interest valued at €19.9 million (approximately $23.6 million). Following completion of the tender offer, Aptar implemented a mandatory squeeze-out on the remaining outstanding shares of Voluntis on the same financial terms as those of the tender offer. During the fourth quarter of 2021, the tender offer and squeeze-out were completed and funded with available cash on hand and we acquired the remaining 25.1% of the share capital for €19.5 million (approximately $22.6 million), resulting in Aptar owning 100.0% of the share capital of Voluntis.
The fair value of the assets acquired include a technology intangible asset of $27.9 million and other intangible assets of $8.4 million. The technology intangible asset was valued using the Multi-Period Excess Earnings Method ("MPEEM") valuation approach. Judgment was applied with respect to determining the fair value of the acquired technology, which involved the use of significant estimates and assumptions with respect to the revenue growth rate, technology obsolescence rate and discount rate.
On August 17, 2021, we completed the acquisition of 80% of the equity interests of Weihai Hengyu Medical Products Co., Ltd. ("Hengyu"). Hengyu, a leading Chinese manufacturer of elastomeric and plastic components used in injectable drug delivery, is based in Weihai, China. Under the terms of the agreement, 90% of the estimated purchase price for 80% ownership, RMB 347.7 million (approximately $53.6 million), was paid to the sellers in August 2021 with available cash on hand. A final purchase price adjustment of RMB 1.5 million (approximately $0.2 million) was recorded to Accounts payable, accrued and other liabilities and was paid in the fourth quarter of 2021. The remaining 10% of the acquisition price for 80% ownership, RMB 38.7 million (approximately $6.0 million), is payable to the sellers eighteen months after closing plus simple interest of 4% and is expected to be funded with available cash on hand. This values the full company equity (on a fully diluted basis) at RMB 484.9 million (approximately $74.8 million) and implies a non-controlling interest valued at RMB 97.0 million (approximately $15.0 million) as of the acquisition date. Pursuant to the agreement, we have the option to acquire the remaining 20% of the equity of Hengyu upon the fifth anniversary of the closing date.
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

The following table summarizes the assets acquired and liabilities assumed as of the acquisition dates at estimated fair value.

2021
Assets
Cash and equivalents	$3,852
Accounts receivable	5,208
Inventories	606
Other Receivable	286
Prepaid and other	1,863
Property, plant and equipment	14,081
Goodwill	104,433
Intangible assets	65,981
Operating lease right-of-use assets	2,309
Other miscellaneous assets	78
Liabilities
Current maturities of long-term obligations, net of unamortized debt issuance costs	1,410
Accounts payable, accrued and other liabilities	9,663
Deferred income taxes	16,792
Operating lease liabilities	2,306
Deferred and other non-current liabilities	5,770
Net assets acquired	$162,756
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition dates:

	2021
	Weighted-Average Useful Life (in Years)	Estimated Fair Value of Assets
Acquired technology	10	$34,322
Customer relationships	11.6	30,258
License agreements and other	0.25	1,401
Total		$65,981
Goodwill in the amount of $104.4 million was recorded related to the Voluntis and Hengyu acquisitions, which is included in the Pharma segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill acquired in the Voluntis and Hengyu acquisitions largely consists of expansion into the digital health solutions market, by adding digital therapeutic solutions and broadening our digital health services provided to customers; as well as strengthening our capabilities in high-growth economies by enhancing the ability to respond to changing local market needs in the injectables market. Goodwill will not be amortized, but will be tested for impairment at least annually. For the Voluntis and Hengyu acquisitions, no goodwill will be deductible for tax purposes.

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	June 30, 2022	December 31, 2021
Equity Method Investments:
BTY	$31,445	$33,199
Sonmol	5,325	5,904
Desotec GmbH	846	919

Other Investments:
PureCycle	6,185	9,006
YAT	5,672	5,978
Loop	2,894	2,894
Others	1,471	1,585
	$53,838	$59,485
Equity method investments
BTY
On January 1, 2020, we acquired 49% of the equity interests in 3 related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32.0 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry.
Sonmol
On April 1, 2020, we invested $5.0 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”), a pharmaceutical and leading Chinese company that provides consumer electric devices and connected devices for asthma control.
Kali Care
During 2017, we invested $5.0 million to acquire 20% of the equity interests in Kali Care, a technology company that provides digital monitoring systems for medical devices. Since our investment, we have recognized approximately $1.6 million of our cumulative pro-rata share of operating losses. During 2021 and 2020, we recognized an other than temporary impairment of $0.4 million ($0.3 million after-tax) and $3.0 million ($2.3 million after-tax), respectively, on our underlying assets in this investment as a result of a reassessment of the future value of the business and continued reduction in operating cash flows. In addition to our investment, we also hold a note receivable from Kali Care for $1.5 million which is included in accounts and notes receivable in the Condensed Consolidated Balance Sheets. In March 2022, we recorded an expected credit loss reserve against the outstanding note receivable from Kali Care for $1.5 million as a result of a proposed sale of the business. During the second quarter, we recovered $0.1 million on this note and expect to receive similar amounts in annual payments over the next three years.
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
In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. In September 2021, we received $333 thousand of shares of PCT in exchange for our resource dedication for technological partnership and support and exercised an option to purchase $1.0 million of additional shares in connection with an FDA milestone. During October 2021, we sold 191,349 shares for $2.4 million in net proceeds, resulting in a realized gain of $2.0 million. During March 2022, we sold 107,600 shares for $1.1 million in net proceeds, resulting in a realized gain of $841 thousand. For the three months ended June 30, 2022 and 2021, we recorded a net loss on our investment in PureCycle of $0.5 million and $1.6 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded a net loss on our investment in PureCycle of $1.7 million and a net gain on our investment of $15.2 million, respectively. As of June 30, 2022, our total net unrealized gain is approximately $3.9 million.
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
Other than the expected credit loss reserve against the outstanding Kali Care note receivable, as noted above, there were no indications of impairment noted in the six months ended June 30, 2022 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. As of the end of 2021, we had successfully completed the vast majority of our planned initiatives related to our transformation plan and do not expect significant additional restructuring expenses related to this plan going forward. For the three and six months ended June 30, 2022, we recognized $0.4 million and $0.7 million of restructuring costs related to this plan, respectively. For the three and six months ended June 30, 2021, we recognized $4.9 million and $8.5 million of restructuring costs related to this plan, respectively. The cumulative expense incurred as of June 30, 2022 was $137.0 million.
As of June 30, 2022 we have recorded the following activity associated with the business transformation:

	Beginning Reserve at 12/31/2021	Net Charges for the Six Months Ended 6/30/2022	Cash Paid	Interest and FX Impact	Ending Reserve at 6/30/2022
Employee severance	$3,535	$644	$(2,184)	$(76)	$1,919
Professional fees and other costs	260	75	(320)	(3)	12
Totals	$3,795	$719	$(2,504)	$(79)	$1,931

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.0	64.5	64.6	63.7
Selling, research & development and administrative	16.0	17.4	16.6	17.3
Depreciation and amortization	6.9	7.1	7.0	7.3
Restructuring initiatives	0.1	0.6	—	0.6
Operating income	12.0	10.4	11.8	11.1
Other income (expense)	(1.4)	(1.2)	(1.4)	(0.1)
Income before income taxes	10.6	9.2	10.4	11.0
Net Income	7.5	6.8	7.5	8.8
Effective tax rate	28.9%	25.6%	28.5%	20.5%
Adjusted EBITDA margin (1)	18.9%	18.2%	18.7%	18.9%
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
As the rates of transmission have slowed in many regions during 2022, we have seen several of our impacted applications return to more normal volume levels. We have seen improvement in sales of our products to our prescription, beauty, hair care, sun care and bottled water customers as people return to more active lifestyles. However, we have also seen more normal volumes in some of the applications which benefited from the pandemic, such as our personal cleansing and surface cleaner products along with our active material science solutions and injectables components.
The extent to which the COVID-19 pandemic impacts our financial results and operations for all three of our business segments will depend on future developments which are highly uncertain and cannot be predicted, including the emergence of new variants, the availability, adoption and efficacy of vaccines and boosters, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to any further resurgence of the virus and numerous other uncertainties. No impairments were recorded as of June 30, 2022 related to the COVID-19 pandemic. However, due to the general uncertainty surrounding the situation, including areas such as cost inflation, supply chain disruptions and labor shortages, future results could be materially impacted.
As of June 30, 2022, the war in Ukraine has not had a significant direct impact on our business though the near-term visibility for this situation is expected to remain fluid and uncertain for the next several quarters. However, we have experienced some indirect impacts on our business, including higher input costs and certain supply chain disruptions.

NET SALES
We reported net sales of $844.5 million for the quarter ended June 30, 2022, which represents a 4% increase compared to $811.0 million reported during the second quarter of 2021. The U.S. dollar strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 6%. There was no significant impact from our acquisitions of Voluntis S.A. ("Voluntis") and Weihai Hengyu Medical Products Co., Ltd. ("Hengyu") on our consolidated net sales during the second quarter of 2022. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 10% in the second quarter of 2022 compared to the same period in 2021. Of our 10% core sales increase, approximately 5% is related to improved volumes and product mix with all three segments showing year over year gains. Price adjustments related to the passing through of higher resin and other input costs accounted for the remaining 5% of the core sales increase.

Second Quarter 2022 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	12%	10%	8%	10%
Acquisitions	1%	—%	—%	—%
Currency Effects (1)	(8)%	(7)%	(2)%	(6)%
Total Reported Net Sales Growth	5%	3%	6%	4%
Reported net sales for the first six months of 2022 increased 6% to $1.69 billion compared to $1.59 billion for the first six months of 2021. The average U.S. dollar exchange rate strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 5%. There was no significant impact from our acquisitions of Voluntis and Hengyu on our consolidated results during the first six months of 2022. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 11% in the first six months of 2022 compared to the same period in 2021. Price increases to recover inflationary cost increases continue to have a strong impact on our core sales. Of our 11% core sales increase, approximately 5% is due to price adjustments related to the passing through of higher resin and other input costs.

Six Months Ended June 30, 2022 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	13%	10%	13%	11%
Acquisitions	1%	—%	—%	—%
Currency Effects (1)	(7)%	(5)%	(2)%	(5)%
Total Reported Net Sales Growth	7%	5%	11%	6%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales sourced by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Domestic	$288,802	34%	$269,180	33%	$568,807	34%	$524,345	33%
Europe	444,965	53%	436,993	54%	900,096	53%	862,682	54%
Latin America	59,142	7%	56,061	7%	116,886	7%	105,026	7%
Asia	51,634	6%	48,798	6%	103,686	6%	95,733	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales increased to 65.0% in the second quarter of 2022 compared to 64.5% in the second quarter of 2021. While our COS percentage was positively impacted by an improved mix of our higher-margin Pharma product sales compared to the same period in 2021, this positive impact was more than offset by inflationary cost increases. We experienced increases in several input costs including resin, metals, freight, labor and utilities. While we maintain our normal pass-through of resin cost increases and have implemented general price increases to offset other cost increases, there is no margin on resin pass-through costs, which increases our COS as a percentage of sales.
For the first six months of 2022, COS as a percent of net sales increased to 64.6% compared to 63.7% in the same period in 2021 due to the same inflationary cost increases discussed above.

SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) decreased by approximately $5.5 million to $135.4 million in the second quarter of 2022 compared to $140.9 million during the same period in 2021. Excluding changes in foreign currency rates, SG&A increased by approximately $2.0 million in the quarter. The increase is mainly related to an increase in information systems costs due to an upgrade of our enterprise reporting system, along with higher travel costs compared to 2021. SG&A as a percentage of net sales decreased to 16.0% in the second quarter of 2022 compared to 17.4% in the same period in 2021.
SG&A increased by $5.7 million to $280.9 million in the first six months of 2022 compared to $275.3 million during the same period in 2021. Excluding changes in foreign currency rates, SG&A increased by approximately $17.6 million in the first six months of 2022 compared to the first six months of 2021. Of this increase, $2.4 million relates to six months of incremental SG&A costs in 2022 as our acquisitions of Hengyu and Voluntis were completed during the third quarter of 2021. The remaining increase is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation programs and the timing of certain equity compensation arrangement expense recognition. We also experienced an increase in information systems costs due to an upgrade of our enterprise reporting system along with higher professional fees for internal projects and higher travel costs compared to 2021. Finally, we recorded a $1.4 million expected net credit loss reserve against the outstanding note receivable from one of our venture investments (Kali Care) as discussed in Note 18 - Investment in Equity Securities of the Condensed Consolidated Financial Statements. SG&A as a percentage of net sales decreased to 16.6% in the first six months of 2022 compared to 17.3% during the same period in 2021.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $0.8 million to $58.6 million in the second quarter of 2022 compared to $57.8 million during the same period in 2021. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.4 million in the second quarter compared to the second quarter of 2021. Approximately $1.8 million of this increase is due to incremental depreciation and amortization associated with our acquisitions of Voluntis and Hengyu, which finalized during the third quarter of 2021. We have also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 6.9% in the second quarter of 2022 compared to 7.1% in the same period of the prior year.
Reported depreciation and amortization expenses increased by approximately $2.0 million to $117.2 million in the first six months of 2022 compared to $115.2 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $7.6 million in the first six months of 2022 compared to the same period a year ago. As mentioned above, approximately $3.0 million of this increase is due to our acquisitions of Voluntis and Hengyu subsequent to June 30, 2021 and the remaining increase relates to higher capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 7.0% in the first six months of 2022 compared to 7.3% in the same period of the prior year.
RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. As of the end of 2021, we have successfully completed the vast majority of our planned initiatives related to our transformation plan, including implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. However, the COVID-19 global pandemic resulted in a significant decline in our beauty business. While our Beauty + Home segment continues to be profitable, the disruption caused by the pandemic, including higher operating costs, have more than offset any expected growth in earnings from our transformation. Although we believe the beauty market remains a long-term attractive growth market and we remain committed to completing our transformation initiatives, we expect the return to growth to be gradual and non-linear as this market is highly correlated to the return to post-pandemic normal consumer behavior, including travel, which has proven to be sporadic and uncertain. The cumulative expense incurred for this transformation plan as of June 30, 2022 was $137.0 million.
Restructuring costs related to the above plan for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring Initiatives by Segment
Pharma	$—	$38	$—	$73
Beauty + Home	420	1,457	678	2,553
Food + Beverage	8	117	41	38
Corporate & Other	—	3,264	—	5,884
Total Restructuring Initiatives	$428	$4,876	$719	$8,548

OPERATING INCOME
Operating income increased approximately $16.8 million to $101.2 million in the second quarter of 2022 compared to $84.4 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $24.3 million in the quarter compared to the same period a year ago. Strong sales growth, along with lower restructuring costs, during the current quarter drove this improvement. Operating income as a percentage of net sales increased to 12.0% in the second quarter of 2022 compared to 10.4% in the prior year period.
For the first six months of 2022, operating income increased approximately $21.9 million to $198.9 million compared to $177.0 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $34.2 million in the first six months of 2022 compared to the same period a year ago. As mentioned above, the combination of strong sales and lower restructuring costs led to this improvement. Operating income as a percentage of net sales increased to 11.8% in the first six months of 2022 compared to 11.1% for the same period in the prior year.
TOTAL OTHER INCOME (EXPENSE)
Net other expense in the second quarter of 2022 increased $1.6 million to $11.7 million from $10.1 million in the same period of the prior year. Interest expense increased by $4.8 million in the second quarter of 2022, primarily as a result of our $400 million 3.600% Senior Notes due March 2032, which were issued on March 7, 2022 and a $0.4 million make-whole payment for the redemption of all $75.0 million of our 3.25% senior unsecured notes. See Note 6 - Debt of the Condensed Consolidated Financial Statements for further details. The loss recognized in the second quarter of 2022 for our investment in PureCycle Technologies ("PCT" or "PureCycle") was lower than the loss recognized compared to the prior year period by $1.1 million. We also benefited from a $1.0 million land sale gain and $0.9 million of lower pension costs related to the change in discount rate assumptions.
Net other expense increased $21.0 million to $22.8 million of expense for the six months ended June 30, 2022 from $1.8 million of expense in the same period of the prior year. Of this increase, $16.9 million is the change in fair value of our investment in PureCycle. As discussed in Note 18 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. Interest expense increased by $6.3 million in the first half of 2022 as a result of approximately four months of interest expense on our $400 million 3.600% Senior Notes as discussed above. These increases were slightly offset by a $1.0 million land sale gain and $1.7 million of lower pension costs related to the change in discount rate assumptions.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended June 30, 2022 and 2021, respectively, was 28.9% and 25.6%. The effective tax rate for the six months ended June 30, 2022 and 2021, respectively, was 28.5% and 20.5%. The lower effective tax rate for the three and six months ended June 30, 2021 reflects additional tax benefits from employee stock-based compensation.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $63.6 million and $126.0 million in the three and six months ended June 30, 2022, respectively, compared to $55.3 million and $139.2 million for the same periods in the prior year.
PHARMA SEGMENT
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$340,231	$325,343	$682,693	$639,175
Adjusted EBITDA (1)	111,006	105,979	226,558	214,463
Adjusted EBITDA margin (1)	32.6%	32.6%	33.2%	33.6%
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

Net sales for the Pharma segment increased 5% in the second quarter of 2022 to $340.2 million compared to $325.3 million in the second quarter of 2021. Changes in currencies negatively affected net sales by 8%, while the acquisitions of Voluntis and Hengyu had a positive impact of 1% during the second quarter of 2022. Therefore, core sales increased by 12% in the second quarter of 2022 compared to the second quarter of 2021. The majority of the sale growth is due to higher volumes and product mix. Core sales of our products to the prescription drug market increased 15% on strong demand for our allergic rhinitis and asthma devices as many regions continue to experience post-pandemic re-openings. We also realized strong sales of our products on emergency medical applications for existing and new solutions in the prescription drug market. The 13% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinse and cough and cold solutions. Core sales of our elastomeric components to the injectables market increased 9% due to continued strong demand for our vaccine and biologic components, even as demand for COVID-19 vaccines began to normalize. Sales of our active material science solutions increased 5% on higher demand for our oral dose and diabetes products.

Second Quarter 2022 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Core Sales Growth	15%	13%	9%	5%	—%	12%
Acquisitions	—%	—%	3%	—%	100%	1%
Currency Effects (1)	(9)%	(9)%	(9)%	(3)%	—%	(8)%
Total Reported Net Sales Growth	6%	4%	3%	2%	100%	5%
Net sales for the first six months of 2022 increased by 7% to $682.7 million compared to $639.2 million in the first six months of 2021. Changes in currency rates negatively impacted net sales by 7%, while the acquisitions of Voluntis and Hengyu had a positive impact of 1% during the first six months of 2022. Therefore, core sales increased by 13% in the first six months of 2022 compared to the same period in the prior year. All markets showed core sales growth during the first six months of 2022. The 13% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinses and cough and cold solutions, while sales to the prescription drug market increased 9% on solid demand for our allergic rhinitis, asthma and emergency medical devices due to post-pandemic re-openings and product launches as discussed above. Core sales of our active material science solutions increased 30% mainly on strong demand for our Activ-Film products used with at-home COVID-19 test kits. Similarly, sales of our elastomeric components for COVID-19 and other vaccines drove the 8% core sales growth in our injectables market.

Six Months Ended June 30, 2022 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Core Sales Growth	9%	13%	8%	30%	—%	13%
Acquisitions	—%	—%	3%	—%	100%	1%
Currency Effects (1)	(7)%	(7)%	(8)%	(4)%	—%	(7)%
Total Reported Net Sales Growth	2%	6%	3%	26%	100%	7%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2022 increased 5% to $111.0 million compared to $106.0 million in the same period of the prior year. Strong product sales growth along with improved sales mix of our higher margin products for the prescription drug market drove the current quarter growth. Our Adjusted EBITDA margin remaining consistent at 32.6% as the stronger mix of prescription business was offset by the lack of margin on the pass-through of higher input costs.
Adjusted EBITDA in the first six months of 2022 increased 6% to $226.6 million compared to $214.5 million in the same period of the prior year. This increase is mainly driven by our strong core sales growth discussed above. However, the lack of margin on the pass-through of higher input costs and incremental startup costs for our digital health investments and elastomeric component capacity expansion led to a lower Adjusted EBITDA margin.

BEAUTY + HOME SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty + Home segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$371,346	$360,246	$739,545	$707,192
Adjusted EBITDA (1)	44,879	37,910	84,377	73,266
Adjusted EBITDA margin (1)	12.1%	10.5%	11.4%	10.4%
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
Reported net sales for the quarter ended June 30, 2022 increased 3% to $371.3 million compared to $360.2 million in the second quarter of the prior year. Changes in currency rates negatively impacted net sales by 7% in the second quarter of 2022. Therefore, core sales increased 10% in the second quarter of 2022 compared to the same quarter of the prior year. Approximately 3% of this growth came from increased volumes and improved product mix as sales for many of our applications began to normalize after the COVID-19 impacts seen during 2021. The remaining core sales increase is mainly due to the pass-through of higher input costs. Core sales of our products to the beauty market increased 19% as consumer demand for products across all of our markets continued to improve over prior year levels. Personal care core sales increased 6% due to higher sales to the hair care, deodorant and sun care markets. This was partially offset by declines in personal cleansing, as hand sanitizer demand continues to normalize. Core sales to the home care markets decreased 17% on strong prior year comparisons for dish care and household cleaner products.

Second Quarter 2022 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	6%	19%	(17)%	10%
Currency Effects (1)	(6)%	(9)%	(3)%	(7)%
Total Reported Net Sales Growth	—%	10%	(20)%	3%
For the first six months of 2022, net sales increased 5% to $739.5 million compared to $707.2 million in the first six months of the prior year. Changes in currency rates negatively impacted net sales by approximately 5%. Therefore, core sales increased by 10% in the first six months of 2022 compared to the same period in the prior year. Approximately 4% of this growth came from increased product volumes and mix, while the remaining amount is mainly due to the pass-through of higher input costs. Core sales of our products to the beauty market increased 18% during the first six months of 2022 as we experienced growth across all of our applications. Personal care core sales increased 7% as higher sales of our hair care and sun care applications more than offset the lower demand for our hand sanitizer dispensing solutions. As mentioned above, core sales of our home care market products declined 13% mainly due to lower tooling sales and normalizing demand for our dish care, industrial and household cleaner applications as rates of COVID-19 transmission have slowed in certain regions.

Six Months Ended June 30, 2022 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	7%	18%	(13)%	10%
Currency Effects (1)	(5)%	(7)%	(3)%	(5)%
Total Reported Net Sales Growth	2%	11%	(16)%	5%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2022 increased 18% to $44.9 million compared to $37.9 million in the same period in the prior year. As discussed above, increases in product sales volumes drove our Adjusted EBITDA growth in the second quarter of 2022. Inflationary increases negatively impacted our current period results as price pass throughs were not enough to offset the full effect of rising material and labor costs. However, we were able to compensate for this impact with improved operational performance and a $1.0 million land sale gain.
Adjusted EBITDA in the first six months of 2022 increased 15% to $84.4 million compared to $73.3 million reported in the same period in the prior year. As discussed above, strong product sales growth also drove the Adjusted EBITDA improvement in the first six months of 2022, while operational improvements were able to offset the net negative impact of inflation and some supply chain disruptions in certain regions.

FOOD + BEVERAGE SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food and beverage markets form our Food + Beverage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$132,966	$125,443	$267,237	$241,419
Adjusted EBITDA (1)	17,705	19,626	36,940	39,616
Adjusted EBITDA margin (1)	13.3%	15.6%	13.8%	16.4%
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
Reported sales for the quarter ended June 30, 2022 increased approximately 6% to $133.0 million compared to $125.4 million in the second quarter of the prior year. Changes in currency rates negatively impacted net sales by 2%. Therefore, core sales for the second quarter of 2022 increased 8% compared to the same quarter of the prior year. Approximately 6% of the 8% core sales increase is due to passing through higher resin and other input costs as we continued to experience high inflationary cost increases during the second quarter of 2022. However, even without these price increases, we reported growth in both our food and beverage markets. Our food market volumes increased on higher demand for our products on granular and powder applications, along with strong growth in our food service packaging applications. The beverage market also reported strong growth as sales of our premium bottled water products continued to recover from the COVID-19 pandemic levels last year.

Second Quarter 2022 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	8%	11%	8%
Currency Effects (1)	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	6%	8%	6%
Net sales for the first six months of 2022 increased by 11% to $267.2 million compared to $241.4 million in the first six months of 2021. Changes in currency rates negatively impacted net sales by 2%. Therefore, core sales increased by 13% in the first six months of 2022 compared to the same period in the prior year. Increased product and tooling sales, along with the pass-through of higher material costs, positively impacted the first six months of 2022. Approximately 9% of the 13% core sales increase is due to passing through higher resin and other input costs. Core sales to the food market increased 13%, while core sales to the beverage market increased 14% in the first six months of 2022 compared to the same period of the prior year. For the food market, we realized strong growth in sauces and condiments and our food service packaging products. As mentioned above, the beverage market also reported growth as sales of our premium bottled water products recover from the lower COVID-19 pandemic levels last year.

Six Months Ended June 30, 2022 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	13%	14%	13%
Currency Effects (1)	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	11%	11%	11%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2022 decreased 10% to $17.7 million compared to $19.6 million reported in the same period of the prior year. The higher product and tooling sales discussed above were offset by unfavorable product mix and some operational inefficiencies, specifically in North America, due to labor and supply chain disruptions.
Adjusted EBITDA in the first six months of 2022 decreased 7% to $36.9 million compared to $39.6 million reported in the same period of the prior year. As discussed above, we experienced increased product and tooling sales growth during the first half of 2022. However, our profitability was negatively impacted by unfavorable product mix and some operational inefficiencies due to labor and supply chain disruptions mentioned above. These issues, along with the lack of margin on the pass-through of higher input costs, had a negative impact on our Adjusted EBITDA margin during the first six months of 2022.

CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended June 30, 2022, Corporate & Other Adjusted EBITDA decreased to $13.7 million from $16.0 million in the second quarter of 2021. The majority of this decrease is due to the timing of expense recognition for certain items such as equity compensation for retirement eligible employees.
Corporate & Other Adjusted EBITDA in the first six months of 2022 increased to $31.6 million compared to $27.6 million reported in the same period of the prior year. This increase is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation programs and the timing of equity compensation expense recognition including substantive vesting conditions for retirement eligible employees. We also reported higher professional fees and travel costs compared to 2021 as travel restrictions begin to ease.
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

	Three Months Ended
	June 30, 2022

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$844,543	$340,231	$371,346	$132,966	$—	$—

Reported net income	$63,613
Reported income taxes	25,858
Reported income before income taxes	89,471	87,445	21,053	7,594	(15,628)	(10,993)
Adjustments:
Restructuring initiatives	428	—	420	8	—
Net unrealized investment loss	483				483
Adjusted earnings before income taxes	90,382	87,445	21,473	7,602	(15,145)	(10,993)
Interest expense	11,982					11,982
Interest income	(989)					(989)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	101,375	87,445	21,473	7,602	(15,145)	—
Depreciation and amortization	58,552	23,561	23,406	10,103	1,482
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$159,927	$111,006	$44,879	$17,705	$(13,663)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.9%	32.6%	12.1%	13.3%

	Three Months Ended
	June 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$811,032	$325,343	$360,246	$125,443	$—	$—

Reported net income	$55,274
Reported income taxes	19,020
Reported income before income taxes	74,294	81,806	12,122	9,691	(22,774)	(6,551)
Adjustments:
Restructuring initiatives	4,876	38	1,457	117	3,264
Net unrealized investment loss	1,611				1,611
Transaction costs related to acquisitions	2,434	2,434	—	—	—
Adjusted earnings before income taxes	83,215	84,278	13,579	9,808	(17,899)	(6,551)
Interest expense	7,175					7,175
Interest income	(624)					(624)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	89,766	84,278	13,579	9,808	(17,899)	—
Depreciation and amortization	57,790	21,701	24,331	9,818	1,940
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$147,556	$105,979	$37,910	$19,626	$(15,959)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.2%	32.6%	10.5%	15.6%

	Six Months Ended
	June 30, 2022

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,689,475	$682,693	$739,545	$267,237	$—	$—

Reported net income	$125,984
Reported income taxes	50,113
Reported income before income taxes	176,097	179,651	36,734	16,567	(37,220)	(19,635)
Adjustments:
Restructuring initiatives	719	—	678	41	—
Net unrealized investment loss	2,574				2,574
Adjusted earnings before income taxes	179,390	179,651	37,412	16,608	(34,646)	(19,635)
Interest expense	20,912					20,912
Interest income	(1,277)					(1,277)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	199,025	179,651	37,412	16,608	(34,646)	—
Depreciation and amortization	117,217	46,907	46,965	20,332	3,013
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$316,242	$226,558	$84,377	$36,940	$(31,633)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.7%	33.2%	11.4%	13.8%

	Six Months Ended
	June 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$1,587,786	$639,175	$707,192	$241,419	$—	$—

Reported net income	$139,213
Reported income taxes	35,969
Reported income before income taxes	175,182	169,476	21,810	19,701	(22,220)	(13,585)
Adjustments:
Restructuring initiatives	8,548	73	2,553	38	5,884
Net unrealized investment gain	(15,198)				(15,198)
Transaction costs related to acquisitions	2,434	2,434	—	—	—
Adjusted earnings before income taxes	170,966	171,983	24,363	19,739	(31,534)	(13,585)
Interest expense	14,590					14,590
Interest income	(1,005)					(1,005)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	184,551	171,983	24,363	19,739	(31,534)	—
Depreciation and amortization	115,228	42,480	48,903	19,877	3,968
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$299,779	$214,463	$73,266	$39,616	$(27,566)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.9%	33.6%	10.4%	16.4%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2022	2021

Notes payable, revolving credit facility and overdrafts	$2,300	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	67,986	142,351
Long-Term Obligations, net of unamortized debt issuance costs	1,271,752	907,024
Total Debt	1,342,038	1,196,651
Less:
Cash and equivalents	240,474	122,925
Short-term investments	—	740
Net Debt	$1,101,564	$1,072,986

Total Stockholders' Equity	$1,948,464	$1,984,600
Net Debt	1,101,564	1,072,986
Net Capital	$3,050,028	$3,057,586

Net Debt to Net Capital	36.1%	35.1%

Free Cash Flow Reconciliation	June 30,	June 30,
	2022	2021

Net Cash Provided by Operations	$176,654	$175,581
Capital Expenditures	(147,262)	(137,039)
Proceeds from Government Grants	12,794	—
Free Cash Flow	$42,186	$38,542
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the second quarter and for the first six months of 2022, the U.S. dollar strengthened compared to the major European currencies and Latin America currencies. This resulted in a dilutive impact on our translated results during the second quarter of 2022 when compared to the second quarter of 2021.
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
LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of liquidity are to invest in equipment and facilities that are necessary to support our growth, pay quarterly dividends to stockholders, repurchase shares of our common stock and to make acquisitions that will contribute to the achievement of our strategic objectives. Due to uncertainties amid the war in Ukraine, potential new COVID-19 variants across the globe and the inflationary environment, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash increased to $240.5 million at June 30, 2022 from $122.9 million at December 31, 2021 primarily due to proceeds from our $400 million inaugural public bond offering, as described below. Total short and long-term interest bearing debt of $1.3 billion at June 30, 2022 was slightly higher than the $1.2 billion at December 31, 2021. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 36.1% at June 30, 2022 compared to 35.1% at December 31, 2021. See the reconciliation under "Non-U.S. GAAP Measures".
In the first six months of 2022, our operations provided approximately $176.7 million in net cash flow compared to $175.6 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operating activities during the first six months of 2022 is primarily attributable to improved working capital management and lower restructuring costs. Partially offsetting other increases in cash provided by operations was a $16.3 million contribution to our domestic and foreign benefit plans during the first half of 2022.
We used $139.1 million in cash for investing activities during the first six months of 2022 compared to $137.1 million during the same period a year ago. Our investment in capital projects increased $10.2 million during the first six months of 2022 compared to the first six months of 2021, which is primarily related to additional investments in capacity for our injectables and active material science solutions divisions, partially offset by $12.8 million received by government grant proceeds. Our 2022 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be in the range of approximately $290 million to $320 million.

Financing activities provided $81.4 million in cash during the first six months of 2022 compared to $45.4 million in cash used by financing activities during the same period a year ago. During the first six months of 2022, we received proceeds from long-term obligations of $402.2 million primarily from the issuance of $400 million of our 3.600% Senior Notes due March 2032 during the first quarter of 2022. As part of our bond offering, we paid $4.0 million in debt issuance costs. Additionally, we repaid $144.3 million related to our revolving credit facility, paid $49.8 million of dividends and purchased $53.1 million of treasury stock. We redeemed all $75.0 million of our 3.25% senior unsecured notes during the second quarter of 2022 at a price equal to the principal amount plus accrued interest and $0.4 million make-whole premium.
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") to replace the then existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matures in July 2022. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of June 30, 2022, no balance was utilized under the revolving credit facility in the U.S. or by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility which matures in July 2022. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.84 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.58 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility and note purchase agreements.
Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.0 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2022.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of June 30, 2022 and December 31, 2021, the amounts payable related to the SCF program were approximately $33 million and $30 million, respectively.

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
On July 6, 2022, we entered into an arrangement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which should generate interest savings of approximately $0.5 million per quarter based upon current exchange rates.
On July 13, 2022, the Board of Directors declared a quarterly cash dividend of $0.38 per share payable on August 17, 2022 to stockholders of record as of July 27, 2022.
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
OUTLOOK
We are recovering nicely in the critical markets that had previously been impacted by the pandemic, including our Pharma segment’s prescription drug and consumer health care markets which are expected to continue strong momentum in the coming quarter. At the same time, we are operating in an uncertain environment, which continues to be affected by rising inflation, the ongoing war in Ukraine, supply chain disruptions, and a very tight U.S. labor market. In addition, the stronger dollar is expected to continue to have an impact on our results. We believe we are well positioned to navigate a potential economic downturn due to the strength of our balance sheet, our disciplined approach to capital management and our broad portfolio of innovative solutions that serve multiple essential markets.
We expect earnings per share for the third quarter of 2022, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $0.90 to $1.00 and this guidance is based on an effective tax rate range of 28% to 30%.

FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
•geopolitical conflicts worldwide including the invasion of Ukraine by the Russian military and the resulting indirect impact on demand from our customers selling their products into these countries, as well as rising input costs and certain supply chain disruptions;
•lower demand and asset utilization due to recessionary period;
•the impact of COVID-19 and its variants on our global supply chain and our global customers, employees and operations, which has elevated and will continue to elevate many of the risks and uncertainties discussed below;
•economic conditions worldwide, including inflationary conditions and potential deflationary or inflationary conditions in other regions we rely on for growth;
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
•changes in capital availability or cost, including rising interest rates;
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
The table below provides information as of June 30, 2022 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2022.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$20,201	1.0637	17,814 - 20,968
EUR / BRL	10,252	5.4742	10,252 - 11,196
EUR / CNY	9,042	7.0281	5,213 - 9,042
CZK / EUR	6,663	0.0401	2,123 - 6,663
EUR / THB	4,823	37.0419	4,823 - 4,988
CHF / EUR	2,205	0.9641	2,205 - 2,277
MXN / USD	2,000	0.0478	2,000 - 3,000
USD / CNY	1,900	6.5798	1,900 - 3,000
EUR / MXN	1,671	22.7120	1,671 - 3,153
EUR / CHF	1,076	1.0371	113 - 1,076
GBP / EUR	572	1.1804	572 - 975
EUR / GBP	512	0.8471	481 - 965
USD / EUR	381	0.9411	381 - 2,379
CHF / USD	158	1.0492	104 - 205
USD / GBP	40	0.8040	40 - 154
Total	$61,496
As of June 30, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.3 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. We also entered into a EUR/USD floating-to-fixed cross currency interest rate swap on July 20, 2017 to effectively hedge the foreign exchange and interest rate exposure on the $280 million bank term loan drawn by our wholly-owned UK subsidiary, which matures in July 2022. The fair value of this cash flow hedge is $5.0 million reported in prepaid and other assets on the Condensed Consolidated Balance Sheets.

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2022, the Plan purchased 15,367 shares of our common stock on behalf of the participants at an average price of $112.22, for an aggregate amount of $1.7 million, and sold no shares of our common stock on behalf of the participants. At June 30, 2022, the Plan owned 125,375 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2022, we repurchased approximately 348 thousand shares for $37.1 million and 488 thousand shares for $53.1 million, respectively. As of June 30, 2022, there was $147.3 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended June 30, 2022:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

4/1 - 4/30/22	—	$—	—	$184.4
5/1 - 5/31/22	232,000	106.87	232,000	159.6
6/1 - 6/30/22	116,000	106.13	116,000	147.3
Total	348,000	$106.62	348,000	$147.3

ITEM 6. EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022, filed with the SEC on July 29, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Balance Sheets – June 30, 2022 and December 31, 2021, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2022 and 2021, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2022 and 2021 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: July 29, 2022