Form 10-Q
period 2022-09-30
APTARGROUP, INC.
filed 2022-10-28
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM     TO

COMMISSION FILE NUMBER 1-11846
AptarGroup, Inc.

Delaware	36-3853103
(State of Incorporation)	(I.R.S. Employer Identification No.)
265 EXCHANGE DRIVE, SUITE 301, CRYSTAL LAKE, IL 60014
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of October 21, 2022, was 65,284,008 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2022

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Sales	$836,860	$825,442	$2,526,335	$2,413,228
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	546,376	537,085	1,638,114	1,548,840
Selling, research & development and administrative	135,428	135,931	416,351	411,192
Depreciation and amortization	57,601	59,280	174,818	174,508
Restructuring initiatives	2,270	10,223	2,989	18,771
Total Operating Expenses	741,675	742,519	2,232,272	2,153,311
Operating Income	95,185	82,923	294,063	259,917

Other (Expense) Income:
Interest expense	(9,756)	(8,011)	(30,668)	(22,601)
Interest income	752	401	2,029	1,406
Net investment gain (loss)	649	(9,021)	(1,084)	6,177
Equity in results of affiliates	178	(71)	(184)	(505)
Miscellaneous, net	(2,093)	13	(3,144)	(2,978)
Total Other Expense	(10,270)	(16,689)	(33,051)	(18,501)

Income before Income Taxes	84,915	66,234	261,012	241,416

Provision for Income Taxes	30,738	19,340	80,851	55,309

Net Income	$54,177	$46,894	$180,161	$186,107

Net Loss Attributable to Noncontrolling Interests	$67	$366	$131	$381

Net Income Attributable to AptarGroup, Inc.	$54,244	$47,260	$180,292	$186,488

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.83	$0.72	$2.75	$2.84
Diluted	$0.81	$0.70	$2.70	$2.75

Average Number of Shares Outstanding:
Basic	65,322	65,900	65,446	65,652
Diluted	66,581	67,801	66,825	67,799

Dividends per Common Share	$0.38	$0.38	$1.14	$1.12

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Income	$54,177	$46,894	$180,161	$186,107
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(92,164)	(30,410)	(184,051)	(57,783)
Changes in derivative gains, net of tax	3,542	230	3,663	1,039
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	31	87	(719)	529
Amortization of prior service cost included in net income, net of tax	25	25	78	90
Amortization of net loss included in net income, net of tax	1,551	2,333	4,703	7,041
Total defined benefit pension plan, net of tax	1,607	2,445	4,062	7,660
Total other comprehensive loss	(87,015)	(27,735)	(176,326)	(49,084)
Comprehensive (Loss) Income	(32,838)	19,159	3,835	137,023
Comprehensive Income Attributable to Noncontrolling Interests	910	832	1,750	847
Comprehensive (Loss) Income Attributable to AptarGroup, Inc.	$(31,928)	$19,991	$5,585	$137,870
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	September 30, 2022	December 31, 2021
Assets
Cash and equivalents	$124,812	$122,925
Short-term investments	—	740
Total Cash and equivalents and Short-term investments	124,812	123,665
Accounts and notes receivable, less current expected credit loss ("CECL") of $9,899 in 2022 and $7,374 in 2021	690,818	671,350
Inventories	462,752	441,464
Prepaid and other	121,352	121,729
Total Current Assets	1,399,734	1,358,208
Land	28,373	31,436
Buildings and improvements	630,968	631,897
Machinery and equipment	2,713,619	2,862,142
Property, Plant and Equipment, Gross	3,372,960	3,525,475
Less: Accumulated depreciation	(2,147,160)	(2,249,598)
Property, Plant and Equipment, Net	1,225,800	1,275,877
Investments in equity securities	51,491	59,485
Goodwill	910,041	974,157
Intangible assets, net	317,144	362,343
Operating lease right-of-use assets	57,098	62,454
Miscellaneous	65,164	48,840
Total Other Assets	1,400,938	1,507,279
Total Assets	$4,026,472	$4,141,364
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	September 30, 2022	December 31, 2021
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$53,209	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	111,034	142,351
Accounts payable, accrued and other liabilities	732,409	692,865
Total Current Liabilities	896,652	982,492
Long-Term Obligations, net of unamortized debt issuance costs	1,028,048	907,024
Deferred income taxes	19,545	27,547
Retirement and deferred compensation plans	105,947	116,809
Operating lease liabilities	42,125	48,010
Deferred and other non-current liabilities	46,030	74,882
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	213,647	267,248
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.7 million and 70.4 million shares issued as of September 30, 2022 and December 31, 2021, respectively	707	704
Capital in excess of par value	954,477	916,534
Retained earnings	1,895,049	1,789,413
Accumulated other comprehensive loss	(490,748)	(316,041)
Less: Treasury stock at cost, 5.4 million and 4.9 million shares as of September 30, 2022 and December 31, 2021, respectively	(484,803)	(421,203)
Total AptarGroup, Inc. Stockholders’ Equity	1,874,682	1,969,407
Noncontrolling interests in subsidiaries	13,443	15,193
Total Stockholders’ Equity	1,888,125	1,984,600
Total Liabilities and Stockholders’ Equity	$4,026,472	$4,141,364
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2022 and 2021	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - June 30, 2021	$1,734,638	$(303,058)	$702	$(344,382)	$898,382	$381	$1,986,663
Net income (loss)	47,260	—	—	—	—	(366)	46,894
Acquisitions of non-controlling interest	—	—	—	—	—	38,543	38,543
Foreign currency translation adjustments	—	(29,944)	—	—	—	(466)	(30,410)
Changes in unrecognized pension gains and related amortization, net of tax	—	2,445	—	—	—	—	2,445
Changes in derivative gains, net of tax	—	230	—	—	—	—	230
Stock awards and option exercises	—	—	1	884	4,219	—	5,104
Cash dividends declared on common stock	(25,078)	—	—	—	—	—	(25,078)
Treasury stock purchased	—	—	—	(28,398)	—	—	(28,398)
Balance - September 30, 2021	$1,756,820	$(330,327)	$703	$(371,896)	$902,601	$38,092	$1,995,993

Balance - June 30, 2022	$1,865,634	$(404,576)	$706	$(467,550)	$939,897	$14,353	$1,948,464
Net income (loss)	54,244	—	—	—	—	(67)	54,177
Foreign currency translation adjustments	—	(91,321)	—	—	—	(843)	(92,164)
Changes in unrecognized pension gains and related amortization, net of tax	—	1,607	—	—	—	—	1,607
Changes in derivative gains, net of tax	—	3,542	—	—	—	—	3,542
Stock awards and option exercises	—	—	1	1,988	14,580	—	16,569
Cash dividends declared on common stock	(24,829)	—	—	—	—	—	(24,829)
Treasury stock purchased	—	—	—	(19,241)	—	—	(19,241)
Balance - September 30, 2022	$1,895,049	$(490,748)	$707	$(484,803)	$954,477	$13,443	$1,888,125

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2022 and 2021	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income (loss)	186,488	—	—	—	—	(381)	186,107
Acquisitions of non-controlling interest	—	—	—	—	—	38,543	38,543
Foreign currency translation adjustments	—	(57,317)	—	—	—	(466)	(57,783)
Changes in unrecognized pension gains and related amortization, net of tax	—	7,660	—	—	—	—	7,660
Changes in derivative gains, net of tax	—	1,039	—	—	—	—	1,039
Stock awards and option exercises	—	—	8	18,085	53,440	—	71,533
Cash dividends declared on common stock	(73,493)	—	—	—	—	—	(73,493)
Treasury stock purchased	—	—	—	(28,398)	—	—	(28,398)
Balance - September 30, 2021	$1,756,820	$(330,327)	$703	$(371,896)	$902,601	$38,092	$1,995,993

Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income (loss)	180,292	—	—	—	—	(131)	180,161
Foreign currency translation adjustments	—	(182,432)	—	—	—	(1,619)	(184,051)
Changes in unrecognized pension gains and related amortization, net of tax	—	4,062	—	—	—	—	4,062
Changes in derivative gains, net of tax	—	3,663	—	—	—	—	3,663
Stock awards and option exercises	—	—	3	8,729	37,943	—	46,675
Cash dividends declared on common stock	(74,656)	—	—	—	—	—	(74,656)
Treasury stock purchased	—	—	—	(72,329)	—	—	(72,329)
Balance - September 30, 2022	$1,895,049	$(490,748)	$707	$(484,803)	$954,477	$13,443	$1,888,125
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2022	2021

Cash Flows from Operating Activities:
Net income	$180,161	$186,107
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	142,046	144,637
Amortization	32,772	29,871
Stock-based compensation	31,941	29,720
Provision for CECL	3,344	1,016
Loss (gain) on disposition of fixed assets	315	(225)
Net loss (gain) on remeasurement of equity securities	1,084	(6,177)
Deferred income taxes	(9,506)	(10,926)
Defined benefit plan expense	18,367	21,930
Equity in results of affiliates	184	505
Change in fair value of contingent consideration	(2,265)	3,110
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(76,921)	(109,194)
Inventories	(62,139)	(71,482)
Prepaid and other current assets	(9,903)	(13,105)
Accounts payable, accrued and other liabilities	62,053	63,724
Income taxes payable	15,470	(1,656)
Retirement and deferred compensation plan liabilities	(15,432)	(6,400)
Other changes, net	(5,222)	(2,082)
Net Cash Provided by Operations	306,349	259,373
Cash Flows from Investing Activities:
Capital expenditures	(226,131)	(216,689)
Proceeds from government grants	17,058	—
Proceeds from sale of property, plant and equipment	778	4,916
Maturity of short-term investment	740	—
Purchase of short-term investments	—	(76)
Acquisition of business, net of cash acquired and release of escrow	(4,100)	(124,998)
Acquisition of intangible assets, net	(5,189)	—
Investment in equity securities	—	(5,871)
Proceeds from sale of investment in equity securities	1,599	—
Notes receivable, net	(7,155)	(713)
Net Cash Used by Investing Activities	(222,400)	(343,431)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	35,058	10,059
Repayments of notes payable and overdrafts	(33,417)	(11,702)
Repayments and proceeds of short term revolving credit facility, net	(93,468)	6,766
Proceeds from long-term obligations	406,550	11,660
Repayments of long-term obligations	(262,245)	(66,026)
Debt issuance costs	(4,009)	(1,718)
Dividends paid	(74,656)	(73,493)
Proceeds from stock option exercises	18,411	53,979
Purchase of treasury stock	(72,329)	(28,398)
Net Cash Used by Financing Activities	(80,105)	(98,873)
Effect of Exchange Rate Changes on Cash	(957)	(7,482)
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	2,887	(190,413)
Cash and Equivalents and Restricted Cash at Beginning of Period	122,925	304,970
Cash and Equivalents and Restricted Cash at End of Period	$125,812	$114,557

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition.

Nine Months Ended September 30,	2022	2021

Cash and equivalents	$124,812	$114,557
Restricted cash included in prepaid and other	1,000	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$125,812	$114,557
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
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar and remeasured our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method. During the third quarter of 2021, we utilized the Blue Chip Swap and recognized a gain of $1.4 million. Our Argentinian operations contributed less than 1.5% of consolidated net assets and revenues as of and for the nine months ended September 30, 2022.
The COVID-19 pandemic resulted in disruptions to the global economy and supply chains. As the rates of transmission have slowed in many regions during 2022, we have seen several of our impacted applications return to more normal volume levels. We have seen improvement in sales of our products to our prescription, beauty, hair care and sun care customers as people return to more active lifestyles. However, we have also seen more normal volumes in some of the applications which benefited from the pandemic, such as our personal cleansing and surface cleaner products, food applications, active material science solutions and injectables components. While some countries continue to experience disruptions due to efforts to eliminate the virus, we do not believe these impacts will be material to our business based on the current environment.
As of September 30, 2022, the war in Ukraine has not had a significant direct impact on our business, though the near-term visibility for this situation is expected to remain fluid and uncertain for the next several quarters. However, we have experienced some indirect impacts on our business, including higher energy and other input costs as well as certain supply chain disruptions.
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
The tax rate for the three months ended September 30, 2022 reflects an out-of-period charge of $7.2 million for taxes due to a legal entity reorganization to enhance the Company's dividend and cash management capabilities. The tax charge contributed 8.5% to the impact on the effective tax rate for the three months ended September 30, 2022. The tax charge should have been recognized in the three months ended March 31, 2022. The impacts of the error on the three months ended March 31, 2022 and the three months ended September 30, 2022 are not considered material to either period.
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested. As of September 30, 2022, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.
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

NOTE 2 – REVENUE
Revenue by segment and geography for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended September 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$212,751	$105,542	$6,309	$18,795	$343,397
Beauty + Home	189,963	98,216	44,573	27,071	359,823
Food + Beverage	34,119	76,052	12,399	11,070	133,640
Total	$436,833	$279,810	$63,281	$56,936	$836,860

	For the Three Months Ended September 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$202,893	$89,620	$5,318	$15,394	$313,225
Beauty + Home	193,772	109,103	40,441	30,772	374,088
Food + Beverage	36,824	81,514	11,991	7,800	138,129
Total	$433,489	$280,237	$57,750	$53,966	$825,442

	For the Nine Months Ended September 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$632,876	$320,297	$20,503	$52,414	$1,026,090
Beauty + Home	601,322	296,386	122,275	79,385	1,099,368
Food + Beverage	102,731	231,934	37,389	28,823	400,877
Total	$1,336,929	$848,617	$180,167	$160,622	$2,526,335

	For the Nine Months Ended September 30, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$623,060	$272,442	$15,982	$40,916	$952,400
Beauty + Home	575,383	311,589	113,665	80,643	1,081,280
Food + Beverage	97,728	220,551	33,129	28,140	379,548
Total	$1,296,171	$804,582	$162,776	$149,699	$2,413,228
We perform our obligations under a contract with a customer by transferring goods and/or services in exchange for consideration from the customer. The timing of performance will sometimes differ from the timing of the invoicing for the associated consideration from the customer, thus resulting in the recognition of a contract asset or a contract liability. We recognize a contract asset when we transfer control of goods or services to a customer prior to invoicing for the related performance obligation. The contract asset is transferred to accounts receivable when the product is shipped and invoiced to the customer. We recognize a contract liability if the customer's payment of consideration precedes the entity's performance.
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2021	Balance as of September 30, 2022	Increase/ (Decrease)
Contract asset (current)	$16,878	$12,495	$(4,383)
Contract liability (current)	86,340	89,573	3,233
Contract liability (long-term)	21,905	24,225	2,320
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $96.1 million, including $52.8 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of September 30, 2022 or December 31, 2021.
Service Sales
We also provide services to our pharmaceutical customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract. Milestone deliverables and upfront payments are tied to specific performance obligations and recognized upon satisfaction of the individual performance obligation.
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

Current uncertainty in credit and market conditions due to the COVID-19 pandemic, the war in Ukraine, rising interest rates and inflation may slow our collection efforts if customers experience significant difficulty accessing credit and paying their obligations. Imposed sanctions delay payment, which may lead to higher than normal accounts receivable and increased CECL charges.
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	September 30, 2022	December 31, 2021
Raw materials	$150,931	$140,818
Work in process	138,890	137,654
Finished goods	172,931	162,992
Total	$462,752	$441,464

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by reporting segment since December 31, 2021 are as follows:

	Pharma	Beauty + Home	Food + Beverage	Total
Balance as of December 31, 2021	$520,197	$325,719	$128,241	$974,157
Acquisition	3,029	—	—	3,029
Foreign currency exchange effects	(51,844)	(14,462)	(839)	(67,145)
Balance as of September 30, 2022	$471,382	$311,257	$127,402	$910,041
The table below shows a summary of intangible assets as of September 30, 2022 and December 31, 2021.

		September 30, 2022			December 31, 2021
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	9.0	$7,498	$(1,678)	$5,820	$2,767	$(1,528)	$1,239
Acquired technology	11.4	128,193	(50,619)	77,574	140,936	(45,613)	95,323
Customer relationships	13.4	298,658	(90,059)	208,599	311,964	(77,512)	234,452
Trademarks and trade names	7.1	42,531	(25,729)	16,802	44,893	(22,886)	22,007
License agreements and other	38.0	14,755	(6,406)	8,349	16,179	(6,857)	9,322
Total intangible assets	13.1	$491,635	$(174,491)	$317,144	$516,739	$(154,396)	$362,343
Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2022 and 2021 was $10,678 and $10,249, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2022 and 2021 was $32,772 and $29,871, respectively.

Future estimated amortization expense for the years ending December 31 is as follows:

2022	$10,685	(remaining estimated amortization for 2022)
2023	42,362
2024	39,151
2025	37,702
2026	35,611
Thereafter	151,633
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2022.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2022 and 2021, respectively, was 36.2% and 29.2%. The effective tax rate for the nine months ended September 30, 2022 and 2021, respectively, was 31.0% and 22.9%. The tax rate for the three months ended September 30, 2022 reflects an out-of-period charge of $7.2 million for taxes related to a legal entity reorganization to enhance the Company's dividend and cash management capabilities. The tax charge contributed 8.5% to the impact on the effective tax rate for the three months ended September 30, 2022. The tax charge should have been recognized in the three months ended March 31, 2022. The lower reported effective tax rate for the nine months ended September 30, 2021 reflects additional tax benefits from employee stock-based compensation. The impacts of the error on the three months ended March 31, 2022 and the three months ended September 30, 2022 are not considered material to either period.
NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At September 30, 2022 and December 31, 2021, our notes payable, revolving credit facility and overdrafts consisted of the following:

	September 30, 2022	December 31, 2021
Revolving credit facility 1.68%	$49,005	$144,383
Overdrafts 1.46% to 15.37%	4,204	2,893
	$53,209	$147,276
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was repaid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of September 30, 2022, no balance was utilized under the revolving credit facility in the U.S. and €50.0 million (approximately $49.0 million) was utilized by our wholly-owned UK subsidiary. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million given the exchange rates at the end of 2021) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility.
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

In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2022 or December 31, 2021.
Long-Term Obligations
On March 7, 2022, we issued $400 million aggregate principal amount of 3.60% Senior Notes due March 2032 in an underwritten public offering. The form and terms of the notes were established pursuant to an Indenture, dated as of March 7, 2022, as amended and supplemented by a First Supplemental Indenture, dated as of March 7, 2022, each between the Company and U.S. Bank Trust Company, National Association, as trustee. Interest is payable semi-annually in arrears. The notes are unsecured obligations and rank equally in right of payment with all of our other existing and future senior, unsecured indebtedness.
We redeemed all $75.0 million of our 3.25% senior unsecured notes during the second quarter of 2022 at a price equal to the principal amount plus accrued interest and a $0.4 million make-whole payment.
We redeemed all $125.0 million of our 3.49% senior unsecured notes during the third quarter of 2022 at a price equal to the principal amount plus accrued interest.
At September 30, 2022 and December 31, 2021, our long-term obligations consisted of the following:

	September 30, 2022	December 31, 2021
Notes payable 0.00% – 14.42%, due in monthly and annual installments through 2028	$24,032	$22,785
Senior unsecured notes 3.2%, due in 2022	—	75,000
Senior unsecured debts 2.19% USD floating swapped to 1.36% EUR fixed, due in 2022	—	56,000
Senior unsecured notes 3.5%, due in 2023	—	125,000
Senior unsecured notes 1.0%, due in 2023	98,010	113,830
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	196,020	227,660
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $1.0 million	399,024	—
Finance Lease Liabilities	26,741	30,185
Unamortized debt issuance costs	(4,745)	(1,085)
	$1,139,082	$1,049,375
Current maturities of long-term obligations	(111,034)	(142,351)
Total long-term obligations	$1,028,048	$907,024
The aggregate long-term maturities, excluding finance lease liabilities, which are disclosed in Note 7, due annually from the current balance sheet date for the next five years are:

Year One	$107,873
Year Two	104,859
Year Three	251,033
Year Four	254,048
Year Five	175
Thereafter	399,098

Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.76 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.02 to 1.00
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
The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$4,870	$5,423	$15,605	$17,256

Finance lease cost:
Amortization of right-of-use assets	$1,050	$1,107	$3,307	$3,182
Interest on lease liabilities	307	343	947	1,030
Total finance lease cost	$1,357	$1,450	$4,254	$4,212

Short-term lease and variable lease costs	$4,226	$3,353	$11,437	$8,925
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,001	$17,310
Operating cash flows from finance leases	941	1,052
Financing cash flows from finance leases	2,749	3,392

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,146	$6,890
Finance leases	919	5,707
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

Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2022	2021	2022	2021
Service cost	$3,948	$4,074	$1,775	$2,037
Interest cost	1,742	1,601	330	203
Expected return on plan assets	(3,228)	(3,060)	(653)	(675)
Amortization of net loss	1,668	2,498	403	568
Amortization of prior service cost	—	—	35	34
Net periodic benefit cost	$4,130	$5,113	$1,890	$2,167

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2022	2021	2022	2021
Service cost	$11,838	$12,242	$5,621	$6,186
Interest cost	5,227	4,816	1,045	629
Expected return on plan assets	(9,684)	(9,197)	(2,069)	(2,119)
Amortization of net loss	5,003	7,502	1,280	1,748
Amortization of prior service cost	—	—	106	123
Net periodic benefit cost	$12,384	$15,363	$5,983	$6,567
The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. We contributed $15.0 million to our domestic defined benefit plans during the nine months ended September 30, 2022 and do not expect additional significant payments during 2022. We contributed $1.3 million to our foreign defined benefit plans during the nine months ended September 30, 2022 and do not expect additional significant contributions during 2022.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive (loss) income before reclassifications	(57,317)	529	7,346	(49,442)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,131	(6,307)	824
Net current-period other comprehensive (loss) income	(57,317)	7,660	1,039	(48,618)
Balance - September 30, 2021	$(235,342)	$(94,662)	$(323)	$(330,327)

Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(182,432)	(719)	3,617	(179,534)
Amounts reclassified from accumulated other comprehensive income	—	4,781	46	4,827
Net current-period other comprehensive (loss) income	(182,432)	4,062	3,663	(174,707)
Balance - September 30, 2022	$(431,932)	$(62,424)	$3,608	$(490,748)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended September 30,	2022	2021

Defined Benefit Pension Plans
Amortization of net loss	$2,071	$3,066	(1)
Amortization of prior service cost	35	34	(1)
	2,106	3,100	Total before tax
	(530)	(742)	Tax impact
	$1,576	$2,358	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(33)	$2	Interest Expense
Changes in cross currency swap: foreign exchange component	4,843	(3,052)	Miscellaneous, net
	$4,810	$(3,050)	Net of tax
Total reclassifications for the period	$6,386	$(692)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Nine Months Ended September 30,	2022	2021

Defined Benefit Pension Plans
Amortization of net loss	$6,283	$9,250	(1)
Amortization of prior service cost	106	123	(1)
	6,389	9,373	Total before tax
	(1,608)	(2,242)	Tax impact
	$4,781	$7,131	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(171)	$(16)	Interest Expense
Changes in cross currency swap: foreign exchange component	217	(6,291)	Miscellaneous, net
	$46	$(6,307)	Net of tax
Total reclassifications for the period	$4,827	$824
______________________________________________
(1)These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit costs, net of tax. See Note 8 – Retirement and Deferred Compensation Plans for additional details.
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
In 2017, our wholly-owned UK subsidiary borrowed $280 million in term loan borrowings under our prior credit facility. In order to mitigate the currency risk of U.S. dollar debt on a euro functional currency entity and to mitigate the risk of variability in interest rates, we entered into a EUR/USD floating-to-fixed cross currency swap on July 20, 2017 in the notional amount of $280 million to effectively hedge the foreign exchange and interest rate exposure on the $280 million term loan. This EUR/USD swap agreement fixed our U.S. dollar floating-rate debt to 1.36% euro fixed-rate debt. The swap agreement expired on July 20, 2022.
Net Investment Hedge
On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged USD $203 million of fixed-rate 3.60% debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. As of September 30, 2022, the fair value of the cross currency swap was a $4.8 million asset. The swap agreement will mature on September 15, 2029.
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
Other
As of September 30, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in Prepaid and other and $0.9 million in Accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of September 30, 2022 had an aggregate notional contract amount of $56.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021

		September 30, 2022		December 31, 2021
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$176	$—	$331
Cross Currency Swap Agreement (1)	Prepaid and other	4,778	—	511	—
		$4,778	$176	$511	$331

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$914	$—	$221
		$—	$914	$—	$221
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2022 and 2021

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2022	2021		2022	2021
Cross currency swap agreement:
Interest component	$(30)	$228	Interest expense	$33	$(2)	$(9,756)
Foreign exchange component	(1,238)	3,052	Miscellaneous, net	(4,843)	3,052	(2,093)
	$(1,268)	$3,280		$(4,810)	$3,050

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2022 and 2021

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2022	2021		2022	2021
Cross currency swap agreement:
Interest component	$229	$1,055	Interest expense	$171	$16	$(30,668)
Foreign exchange component	3,388	6,291	Miscellaneous, net	(217)	6,291	(3,144)
	$3,617	$7,346		$(46)	$6,307

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2022 and 2021

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2022	2021
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(853)	$1,518
		$(853)	$1,518

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2022 and 2021

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2022	2021
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(962)	$(171)
		$(962)	$(171)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2022
Derivative Assets	$4,954	—	$4,954	—	—	$4,954
Total Assets	$4,954	—	$4,954	—	—	$4,954

Derivative Liabilities	$914	—	$914	—	—	$914
Total Liabilities	$914	—	$914	—	—	$914

December 31, 2021
Derivative Assets	$842	—	$842	—	—	$842
Total Assets	$842	—	$842	—	—	$842

Derivative Liabilities	$221	—	$221	—	—	$221
Total Liabilities	$221	—	$221	—	—	$221

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2022, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$6,323	$6,323	$—	$—
Foreign exchange contracts (2)	176	—	176	—
Cross currency swap agreement (2)	4,778	—	4,778	—
Convertible notes	6,000	—	—	6,000
Total assets at fair value	$17,277	$6,323	$4,954	$6,000
Liabilities
Foreign exchange contracts (2)	$914	$—	$914	$—
Contingent consideration obligation	31,643	—	—	31,643
Total liabilities at fair value	$32,557	$—	$914	$31,643
As of December 31, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$9,006	$9,006	$—	$—
Foreign exchange contracts (2)	331	—	331	—
Cross currency swap agreement (2)	511	—	511	—
Total assets at fair value	$9,848	$9,006	$842	$—
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Contingent consideration obligation	33,908	—	—	33,908
Total liabilities at fair value	$34,129	$—	$221	$33,908
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 18 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instruments. We consider our long-term obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $0.9 billion as of September 30, 2022 and $0.9 billion as of December 31, 2021.
During the first quarter of 2022, we invested $5.0 million in a convertible note in Enable Injections, Inc. This investment is recorded at fair value and is a Level 3 fair value measurement.
During the second quarter of 2022, we invested $1.0 million in a convertible note in Siklus Refill Pte. Ltd. This investment is recorded at fair value and is a Level 3 fair value measurement.
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

We consider these obligations Level 3 liabilities and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	September 30, 2022	December 31, 2021
Fusion Acquisition	$26,681	$27,166
Noble Acquisition	4,962	6,742
	$31,643	$33,908
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2021	$33,908
Decrease in fair value recorded in earnings	(2,265)
Balance, September 30, 2022	$31,643
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. During the second quarter of 2022, we filed a lawsuit against the insurance company to recover a part of our claim. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. We submitted our claim and on September 30, 2021, we received a formal decision statement from the Federal Regional Court of Brazil that the favorable court decisions are final. As a result, in September 2021, we recorded recoveries of $2.7 million in cost of sales. We do not expect to receive any further amounts in future periods.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $13 million in principal and $5 million to $6 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of September 30, 2022.
We will continue to evaluate these liabilities periodically based on available information, including the progress of remedial investigations, the status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs and penalties among potentially responsible parties.
NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2022, we repurchased approximately 181 thousand shares for $19.2 million and 669 thousand shares for $72.3 million, respectively. During the three and nine months ended September 30, 2021, we repurchased approximately 220 thousand shares for $28.4 million. As of September 30, 2022, there was $128.1 million of authorized share repurchases remaining under the existing authorization.

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

Nine Months Ended September 30,	2022	2021
Fair value per stock award	$141.95	$171.63
Grant date stock price	$114.52	$141.59
Assumptions:
Aptar's stock price expected volatility	20.20%	21.40%
Expected average volatility of peer companies	41.70%	50.00%
Correlation assumption	41.20%	58.10%
Risk-free interest rate	2.04%	0.32%
Dividend yield assumption	1.33%	1.02%
A summary of RSU activity as of September 30, 2022 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	485,479	$108.73	650,553	$111.04
Granted	200,815	111.85	249,656	123.97
Vested	(149,044)	106.69	(43,388)	134.97
Forfeited	(6,131)	111.59	(75,050)	112.28
Nonvested at September 30, 2022	531,119	$110.39	781,771	$113.73
Included in the time-based RSUs activity for the nine months ended September 30, 2022 are 10,589 units granted to non-employee directors and 10,007 units vested related to non-employee directors.

Nine Months Ended September 30,	2022	2021
Compensation expense	$31,925	$29,493
Fair value of units vested	20,663	29,671
Intrinsic value of units vested	22,329	39,752
The actual tax benefit realized for the tax deduction from RSUs was approximately $6.2 million in the nine months ended September 30, 2022. As of September 30, 2022, there was $57.3 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.1 years.
Historically we issued stock options to our employees and non-employee directors. We have not issued any stock options since 2018. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.

 A summary of option activity under our stock plans during the nine months ended September 30, 2022 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2022	3,072,503	$71.99	51,700	$63.91
Exercised	(284,885)	64.62	—	—
Forfeited or expired	(400)	51.80	—	—
Outstanding at September 30, 2022	2,787,218	$72.74	51,700	$63.91
Exercisable at September 30, 2022	2,787,218	$72.74	51,700	$63.91
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2022	3.4		1.3
Exercisable at September 30, 2022	3.4		1.3
Aggregate Intrinsic Value:
Outstanding at September 30, 2022	$64,654		$1,656
Exercisable at September 30, 2022	$64,654		$1,656
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2022	$13,618		$—
September 30, 2021	$65,139		$4,248

Nine Months Ended September 30,	2021
Compensation expense (included in SG&A)	$185
Compensation expense (included in Cost of sales)	42
Compensation expense, Total	$227
Compensation expense, net of tax	174
Grant date fair value of options vested	2,421
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises for the nine months ended September 30, 2022 and 2021 was approximately $18.4 million and $54.0 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $2.8 million and $15.4 million in the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there is no remaining valuation of stock option awards to be expensed in future periods.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$54,244	$54,244	$47,260	$47,260

Average equivalent shares
Shares of common stock	65,322	65,322	65,900	65,900
Effect of dilutive stock-based compensation
Stock options	884	—	1,464	—
Restricted stock	375	—	437	—
Total average equivalent shares	66,581	65,322	67,801	65,900
Net income per share	$0.81	$0.83	$0.70	$0.72

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$180,292	$180,292	$186,488	$186,488

Average equivalent shares
Shares of common stock	65,446	65,446	65,652	65,652
Effect of dilutive stock-based compensation
Stock options	1,034	—	1,688	—
Restricted stock	345	—	459	—
Total average equivalent shares	66,825	65,446	67,799	65,652
Net income per share	$2.70	$2.75	$2.75	$2.84
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

Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Sales:
Pharma	$345,079	$317,358	$1,037,120	$961,718
Beauty + Home	365,105	378,158	1,117,070	1,098,176
Food + Beverage	133,869	138,735	401,758	381,356
Total Sales	$844,053	$834,251	$2,555,948	$2,441,250
Less: Intersegment Sales:
Pharma	$1,682	$4,133	$11,030	$9,318
Beauty + Home	5,282	4,070	17,702	16,896
Food + Beverage	229	606	881	1,808
Total Intersegment Sales	$7,193	$8,809	$29,613	$28,022
Net Sales:
Pharma	$343,397	$313,225	$1,026,090	$952,400
Beauty + Home	359,823	374,088	1,099,368	1,081,280
Food + Beverage	133,640	138,129	400,877	379,548
Net Sales	$836,860	$825,442	$2,526,335	$2,413,228
Adjusted EBITDA (1):
Pharma	$107,235	$100,738	$333,793	$315,201
Beauty + Home	41,230	43,789	125,607	117,055
Food + Beverage	18,816	22,379	55,756	61,995
Corporate & Other, unallocated	(13,537)	(12,745)	(45,170)	(40,311)
Acquisition-related costs (2)	(231)	(1,793)	(231)	(4,227)
Restructuring Initiatives (3)	(2,270)	(10,223)	(2,989)	(18,771)
Net unrealized investment gain (loss) (4)	277	(9,021)	(2,297)	6,177
Depreciation and amortization	(57,601)	(59,280)	(174,818)	(174,508)
Interest Expense	(9,756)	(8,011)	(30,668)	(22,601)
Interest Income	752	401	2,029	1,406
Income before Income Taxes	$84,915	$66,234	$261,012	$241,416
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
(3)Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2022 and 2021 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring Initiatives by Segment
Pharma	$—	$13	$—	$86
Beauty + Home	2,344	5,442	3,022	7,995
Food + Beverage	(74)	131	(33)	169
Corporate & Other	—	4,637	—	10,521
Total Restructuring Initiatives	$2,270	$10,223	$2,989	$18,771
(4)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).

NOTE 17 – ACQUISITIONS
Business Combinations
On August 31, 2022, we completed the acquisition of all the outstanding capital stock of Metaphase Design Group Inc. ("Metaphase"). Metaphase, located in St. Louis, Missouri, is a leading expert in ergonomic and industrial design of handheld devices including medical devices. The purchase price was approximately $5.1 million (net of $0.1 million cash acquired) and was funded with cash on hand. As of the acquisition date, $1.0 million was held in restricted cash for an indemnity escrow. The results of Metaphase have been included in the consolidated financial statements within our Pharma segment since the date of acquisition.
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
The fair value of the Voluntis assets acquired include a technology intangible asset of $27.9 million and other intangible assets of $8.4 million. The technology intangible asset was valued using the Multi-Period Excess Earnings Method ("MPEEM") valuation approach. Judgment was applied with respect to determining the fair value of the acquired technology, which involved the use of significant estimates and assumptions with respect to the revenue growth rate, technology obsolescence rate and discount rate.
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
The fair value of the Hengyu assets acquired include a customer relationship intangible asset of $24.1 million and other intangible assets of $5.6 million. The customer relationship intangible asset was valued using the MPEEM valuation approach. Judgment was applied with respect to determining the fair value of the customer relationships, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, customer attrition rates, Adjusted EBIT margins and discount rate.

The following table summarizes the assets acquired and liabilities assumed for the Voluntis and Hengyu acquisitions as of the acquisition dates at estimated fair value.

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
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives for the Voluntis and Hengyu acquisitions as of the acquisition dates:

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

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	September 30, 2022	December 31, 2021
Equity Method Investments:
BTY	$29,877	$33,199
Sonmol	4,876	5,904
Desotec GmbH	791	919

Other Investments:
PureCycle	6,323	9,006
YAT	5,340	5,978
Loop	2,894	2,894
Others	1,390	1,585
	$51,491	$59,485
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
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
October 2021	191,349	$2,439	$2,000
March 2022	107,600	$1,088	$841
August 2022	50,000	$511	$372
For the three and nine months ended September 30, 2022 and 2021, we recorded the following net investment gain/(loss) on our investment in PureCycle:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment gain (loss)	$649	$(9,021)	$(1,084)	$6,177
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
Other than the expected credit loss reserve against the outstanding Kali Care note receivable, there were no indications of impairment noted in the nine months ended September 30, 2022 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. As of the end of 2021, we had successfully completed the vast majority of our planned initiatives related to our transformation plan and do not expect significant additional restructuring expenses related to this plan going forward. For the three and nine months ended September 30, 2022, we recognized $16 thousand and $0.7 million of restructuring costs related to this plan, respectively. For the three and nine months ended September 30, 2021, we recognized $10.2 million and $18.8 million of restructuring costs related to this plan, respectively. The cumulative expense incurred as of September 30, 2022 was $137.0 million.
As of September 30, 2022 we have recorded the following activity associated with the business transformation:

	Beginning Reserve at 12/31/2021	Net Charges for the Nine Months Ended 9/30/2022	Cash Paid	Interest and FX Impact	Ending Reserve at 9/30/2022
Employee severance	$3,535	$660	$(2,747)	$(152)	$1,296
Professional fees and other costs	260	75	(314)	(10)	11
Totals	$3,795	$735	$(3,061)	$(162)	$1,307
During the third quarter of 2022, we began an initiative to optimize our operations and SG&A expenses. For the three months ended September 30, 2022, we recognized $2.3 million of restructuring costs related to this plan.
As of September 30, 2022, we have recorded the following activity associated with our optimization plan:

	Beginning Reserve at 12/31/2021	Net Charges for the Nine Months Ended 9/30/2022	Cash Paid	Interest and FX Impact	Ending Reserve at 9/30/2022
Employee severance	$—	$2,052	$—	$(6)	$2,046
Professional fees and other costs	—	202	(202)	—	—
Totals	$—	$2,254	$(202)	$(6)	$2,046

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	65.3	65.1	64.9	64.2
Selling, research & development and administrative	16.2	16.5	16.5	17.0
Depreciation and amortization	6.9	7.2	6.9	7.2
Restructuring initiatives	0.2	1.2	0.1	0.8
Operating income	11.4	10.0	11.6	10.8
Other income (expense)	(1.2)	(2.0)	(1.3)	(0.8)
Income before income taxes	10.2	8.0	10.3	10.0
Net Income	6.5	5.7	7.1	7.7
Effective tax rate	36.2%	29.2%	31.0%	22.9%
Adjusted EBITDA margin (1)	18.4%	18.7%	18.6%	18.8%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
The COVID-19 pandemic resulted in disruptions to the global economy and supply chains. As the rates of transmission have slowed in many regions during 2022, we have seen several of our impacted applications return to more normal volume levels. We have seen improvement in sales of our products to our prescription, beauty, hair care and sun care customers as people return to more active lifestyles. However, we have also seen more normal volumes in some of the applications which benefited from the pandemic, such as our personal cleansing and surface cleaner products, food applications, active material science solutions and injectables components. While some countries continue to experience disruptions due to efforts to eliminate the virus, we do not believe these impacts will be material to our business based on the current environment.
As of September 30, 2022, the war in Ukraine has not had a significant direct impact on our business though the near-term visibility for this situation is expected to remain fluid and uncertain for the next several quarters. However, we have experienced some indirect impacts on our business, including higher energy and other input costs as well as certain supply chain disruptions.
NET SALES
We reported net sales of $836.9 million for the quarter ended September 30, 2022, which represents a 1% increase compared to $825.4 million reported during the third quarter of 2021. The U.S. dollar strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 8%. There was no significant impact from our acquisitions of Voluntis S.A. ("Voluntis"), Weihai Hengyu Medical Products Co., Ltd. ("Hengyu") and Metaphase Design Group Inc. ("Metaphase") on our consolidated net sales during the third quarter of 2022. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 9% in the third quarter of 2022 compared to the same period in 2021. Of our 9% core sales increase, approximately 5% is related to improved volumes with our Pharma segment driving the majority of this increase. Price adjustments related to the passing through of higher resin and other input costs accounted for the remaining 4% of the core sales increase.

Third Quarter 2022 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	20%	4%	—%	9%
Acquisitions	1%	—%	—%	—%
Currency Effects (1)	(11)%	(8)%	(3)%	(8)%
Total Reported Net Sales Growth	10%	(4)%	(3)%	1%

Reported net sales for the first nine months of 2022 increased 5% to $2.53 billion compared to $2.41 billion for the first nine months of 2021. The average U.S. dollar exchange rate strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 6%. There was no significant impact from our acquisitions of Voluntis, Hengyu and Metaphase on our consolidated results during the first nine months of 2022. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 11% in the first nine months of 2022 compared to the same period in 2021. Price increases to recover inflationary cost increases continue to have a strong impact on our core sales. Of our 11% core sales increase, approximately 5% is due to price adjustments related to the passing through of higher resin and other input costs while improved volumes and product mix represented the remaining 6% of the increase.

Nine Months Ended September 30, 2022 Net Sales Change over Prior Year	Pharma	Beauty + Home	Food + Beverage	Total
Core Sales Growth	15%	8%	8%	11%
Acquisitions	1%	—%	—%	—%
Currency Effects (1)	(8)%	(6)%	(2)%	(6)%
Total Reported Net Sales Growth	8%	2%	6%	5%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales sourced by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Domestic	$279,810	33%	$280,237	34%	$848,617	34%	$804,582	33%
Europe	436,833	52%	433,489	53%	1,336,929	53%	1,296,171	54%
Latin America	63,281	8%	57,750	7%	180,167	7%	162,776	7%
Asia	56,936	7%	53,966	6%	160,622	6%	149,699	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales increased to 65.3% in the third quarter of 2022 compared to 65.1% in the third quarter of 2021. While our COS percentage was positively impacted by an improved mix of our higher-margin Pharma product sales compared to the same period in 2021, this positive impact was more than offset by inflationary cost increases, higher tooling sales which typically carry lower margins than our normal product sales, and under-absorption at certain Beauty + Home and Food + Beverage sites due to lower production volumes. During the third quarter, we experienced increases in several input costs including utilities, metals, freight and labor, including a $4.5 million one-time payment to certain European employees to mitigate higher inflationary costs. While we maintain our normal pass-through of resin cost increases and have implemented general price increases to offset other cost increases, there is no margin on resin pass-through costs, which increases our COS as a percentage of sales.
For the first nine months of 2022, COS as a percent of net sales increased to 64.9% compared to 64.2% in the same period in 2021 due to the same inflationary cost increases discussed above.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) decreased by approximately $0.5 million to $135.4 million in the third quarter of 2022 compared to $135.9 million during the same period in 2021. Excluding changes in foreign currency rates, SG&A increased by approximately $9.3 million in the quarter. This increase is mainly due to higher compensation costs along with higher professional fees for internal projects and higher travel costs compared to 2021. SG&A as a percentage of net sales decreased to 16.2% in the third quarter of 2022 compared to 16.5% in the same period in 2021.

SG&A increased by $5.2 million to $416.4 million in the first nine months of 2022 compared to $411.2 million during the same period in 2021. Excluding changes in foreign currency rates, SG&A increased by approximately $27.0 million in the first nine months of 2022 compared to the first nine months of 2021. Of this increase, $3.0 million relates to incremental SG&A costs in 2022 due to our acquisitions of Hengyu and Voluntis which were completed during the third quarter of 2021. The remaining increase is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation programs and the timing of certain equity compensation arrangement expense recognition. We also experienced an increase in information systems costs due to an upgrade of our enterprise reporting system along with higher professional fees for internal projects and higher travel costs compared to 2021. Also, in March 2022 we recorded a $1.4 million expected net credit loss reserve against the outstanding note receivable from one of our venture investments (Kali Care). SG&A as a percentage of net sales decreased to 16.5% in the first nine months of 2022 compared to 17.0% during the same period in 2021.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses decreased by approximately $1.7 million to $57.6 million in the third quarter of 2022 compared to $59.3 million during the same period in 2021. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.1 million in the third quarter compared to the third quarter of 2021. Approximately $1.1 million of this increase is due to incremental depreciation and amortization associated with our acquisitions of Voluntis and Hengyu, each of which closed during the third quarter of 2021. We also increased our capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 6.9% in the third quarter of 2022 compared to 7.2% in the same period of the prior year.
Reported depreciation and amortization expenses increased by approximately $0.3 million to $174.8 million in the first nine months of 2022 compared to $174.5 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $10.7 million in the first nine months of 2022 compared to the same period a year ago. As mentioned above, approximately $4.1 million of this increase is due to our acquisitions of Voluntis and Hengyu completed during the third quarter of 2021 and the remaining increase relates to higher capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 6.9% in the first nine months of 2022 compared to 7.2% in the same period of the prior year.
RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. As of the end of 2021, we had successfully completed the vast majority of our planned initiatives related to our transformation plan, including implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. The cumulative expense incurred for this transformation plan as of September 30, 2022 was $137.0 million, of which $0.7 million was recognized in the first nine months of 2022.
We continue to look at our operating structure and are continuing to identify actions to further reduce cost and improve our competitiveness. During the third quarter, we recognized $2.3 million in charges.
Restructuring costs for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring Initiatives by Segment
Pharma	$—	$13	$—	$86
Beauty + Home	2,344	5,442	3,022	7,995
Food + Beverage	(74)	131	(33)	169
Corporate & Other	—	4,637	—	10,521
Total Restructuring Initiatives	$2,270	$10,223	$2,989	$18,771
OPERATING INCOME
Operating income increased approximately $12.3 million to $95.2 million in the third quarter of 2022 compared to $82.9 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $22.2 million in the quarter compared to the same period a year ago. Strong sales growth, along with lower restructuring costs, during the current quarter drove this improvement. Operating income as a percentage of net sales increased to 11.4% in the third quarter of 2022 compared to 10.0% in the prior year period.

For the first nine months of 2022, operating income increased approximately $34.1 million to $294.1 million compared to $259.9 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $56.3 million in the first nine months of 2022 compared to the same period a year ago. As mentioned above, the combination of strong sales and lower restructuring costs led to this improvement. Operating income as a percentage of net sales increased to 11.6% in the first nine months of 2022 compared to 10.8% for the same period in the prior year.
TOTAL OTHER INCOME (EXPENSE)
Net other expense in the third quarter of 2022 decreased $6.4 million to $10.3 million from $16.7 million in the same period of the prior year. This reduction is due to the change in the fair value of our PureCycle investment. As discussed in Note 18 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. During the third quarter, we recognized a $0.6 million gain on this investment while we reported a $9.0 million loss during the third quarter of 2021. Interest expense increased by $1.7 million in the third quarter of 2022, primarily as a result of our $400 million 3.60% Senior Notes due March 2032, which were issued on March 7, 2022. See Note 6 - Debt of the Condensed Consolidated Financial Statements for further details. During the prior year, we also recognized a $1.4 million foreign currency gain on an Argentina Blue Chip Swap agreement, which negatively impacts the current year comparison.
Net other expense increased $14.6 million to $33.1 million of expense for the nine months ended September 30, 2022 from $18.5 million of expense in the same period of the prior year. Of this increase, $7.3 million is due to the change in fair value of our investment in PureCycle as discussed above. Interest expense also increased by $8.1 million in the first nine months of 2022 as a result of approximately seven months of interest expense on our $400 million 3.60% Senior Notes as discussed above.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended September 30, 2022 and 2021, respectively, was 36.2% and 29.2%. The effective tax rate for the nine months ended September 30, 2022 and 2021, respectively, was 31.0% and 22.9%. The tax rate for the three months ended September 30, 2022 reflects an out-of-period charge of $7.2 million for taxes related to a legal entity reorganization to enhance the Company's dividend and cash management capabilities. The charge contributed 8.5% to the impact on the effective tax rate for the three months ended September 30, 2022. The tax charge should have been recognized in the three months ended March 31, 2022. The lower reported effective tax rate for the nine months ended September 30, 2021 reflects additional tax benefits from employee stock-based compensation. The impacts of the error on the three months ended March 31, 2022 and the three months ended September 30, 2022 are not considered material to either period.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $54.2 million and $180.3 million in the three and nine months ended September 30, 2022, respectively, compared to $47.3 million and $186.5 million for the same periods in the prior year.
PHARMA SEGMENT
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$343,397	$313,225	$1,026,090	$952,400
Adjusted EBITDA (1)	107,235	100,738	333,793	315,201
Adjusted EBITDA margin (1)	31.2%	32.2%	32.5%	33.1%
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

Net sales for the Pharma segment increased 10% in the third quarter of 2022 to $343.4 million compared to $313.2 million in the third quarter of 2021. Changes in currencies negatively affected net sales by 11%, while the acquisitions of Voluntis, Hengyu and Metaphase had a positive impact of 1% during the third quarter of 2022. Therefore, core sales increased by 20% in the third quarter of 2022 compared to the third quarter of 2021. The majority of the sale growth is due to higher volumes and tooling sales. Core sales of our products to the prescription drug market increased 17% on strong demand for our allergic rhinitis and asthma devices as many regions continue to experience post-pandemic re-openings. We also realized strong sales of our products on emergency medical applications for existing and new solutions in the prescription drug market. The 26% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant and saline rinse solutions. Core sales of our elastomeric components to the injectables market increased 5% due to continued strong demand for our vaccine and biologic components, even as demand for COVID-19 vaccines began to decline. Core sales of our active material science solutions increased 33% on higher tooling sales and demand for our oral dose and other diagnostic products.

Third Quarter 2022 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health (2)	Total
Core Sales Growth	17%	26%	5%	33%	—%	20%
Acquisitions	—%	—%	2%	—%	100%	1%
Currency Effects (1)	(11)%	(13)%	(12)%	(6)%	—%	(11)%
Total Reported Net Sales Growth	6%	13%	(5)%	27%	100%	10%
Net sales for the first nine months of 2022 increased by 8% to $1.03 billion compared to $952.4 million in the first nine months of 2021. Changes in currency rates negatively impacted net sales by 8%, while the acquisitions of Voluntis, Hengyu and Metaphase had a positive impact of 1% during the first nine months of 2022. Therefore, core sales increased by 15% in the first nine months of 2022 compared to the same period in the prior year. All legacy markets showed core sales growth during the first nine months of 2022. Core sales to the prescription drug market increased 12% on solid demand for our allergic rhinitis, asthma and emergency medical devices due to post-pandemic re-openings and product launches as discussed above. The 17% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinses and cough and cold solutions. Core sales of our elastomeric components for COVID-19 and other vaccines drove the 7% core sales growth in our injectables market. Similarly, core sales of our active material science solutions increased 31% mainly on strong demand for our oral solid dose solutions and Activ-Film products used with at-home COVID-19 test kits.

Nine Months Ended September 30, 2022 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health (2)	Total
Core Sales Growth	12%	17%	7%	31%	—%	15%
Acquisitions	—%	—%	3%	—%	100%	1%
Currency Effects (1)	(8)%	(8)%	(9)%	(5)%	—%	(8)%
Total Reported Net Sales Growth	4%	9%	1%	26%	100%	8%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Core sales for the comparable period not deemed significant.
Adjusted EBITDA in the third quarter of 2022 increased 6% to $107.2 million compared to $100.7 million in the same period of the prior year. Strong product sales growth more than compensated for a $10.6 million negative impact from the translation of our foreign currency results into U.S. dollars and a $2.2 million one-time inflation payment made to certain European employees. Our Adjusted EBITDA margin declined to 31.2% in the third quarter of 2022 from 32.2% in the third quarter of 2021 due to the lack of margin on the pass-through of higher input costs, along with higher SG&A costs and the one-time inflation payment made to certain European employees.
Adjusted EBITDA in the first nine months of 2022 increased 6% to $333.8 million compared to $315.2 million in the same period of the prior year. This increase is mainly driven by our strong core sales growth which was able to compensate for a negative $24.2 million impact from the translation of our foreign currency results into U.S. dollars and the $2.2 million one-time inflation payment mentioned above. However, the lack of margin on the pass-through of higher input costs and incremental startup costs for our digital health investments and elastomeric component capacity expansion led to a lower Adjusted EBITDA margin of 32.5% in the first nine months of 2022 compared to 33.1% in the first nine months of 2021.

BEAUTY + HOME SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Beauty + Home segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$359,823	$374,088	$1,099,368	$1,081,280
Adjusted EBITDA (1)	41,230	43,789	125,607	117,055
Adjusted EBITDA margin (1)	11.5%	11.7%	11.4%	10.8%
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
Reported net sales for the quarter ended September 30, 2022 decreased 4% to $359.8 million compared to $374.1 million in the third quarter of the prior year. Changes in currency rates negatively impacted net sales by 8% in the third quarter of 2022. Therefore, core sales increased 4% in the third quarter of 2022 compared to the same quarter of the prior year. The current quarter core sales growth was driven by our price pass-through initiatives. Core sales of our products to the beauty market increased 6% as consumer demand for fragrance and color cosmetic applications increased. Personal care core sales increased 5% due to higher sales to the hair care and sun care markets. Core sales to the home care markets decreased 6% on strong prior year comparisons for household cleaner and laundry care products.

Third Quarter 2022 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	5%	6%	(6)%	4%
Currency Effects (1)	(7)%	(10)%	(5)%	(8)%
Total Reported Net Sales Growth	(2)%	(4)%	(11)%	(4)%
For the first nine months of 2022, net sales increased 2% to $1.10 billion compared to $1.08 billion in the first nine months of the prior year. Changes in currency rates negatively impacted net sales by approximately 6%. Therefore, core sales increased by 8% in the first nine months of 2022 compared to the same period in the prior year. Approximately 7% of this growth came from the pass-through of higher input costs while the remaining increase is due to higher product volumes and mix. Core sales of our products to the beauty market increased 13% during the first nine months of 2022 as we experienced growth across the majority of our applications. Personal care core sales increased 6% on higher sales of our hair care and sun care applications. Core sales of our home care market products declined 12% mainly due to lower tooling sales and normalizing demand for our dish care, industrial and household cleaner applications as rates of COVID-19 transmission have slowed in certain regions.

Nine Months Ended September 30, 2022 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Core Sales Growth	6%	13%	(12)%	8%
Currency Effects (1)	(5)%	(8)%	(3)%	(6)%
Total Reported Net Sales Growth	1%	5%	(15)%	2%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2022 decreased 6% to $41.2 million compared to $43.8 million in the same period in the prior year. The decrease is mainly due to a negative $3.7 million impact from the translation of our foreign currency results into U.S. dollars and a $1.9 million one-time inflation payment made to certain European employees. During the prior year, we reported a $2.7 million favorable value added tax ruling in Brazil, which also negatively impacts the current year comparison.
Adjusted EBITDA in the first nine months of 2022 increased 7% to $125.6 million compared to $117.1 million reported in the same period in the prior year on product sales growth and operational improvements, mainly during the first half of 2022. These improvements were more than able to compensate for a negative $8.1 million impact from the translation of our foreign currency results and the one-time inflation payment made to certain European employees mentioned above. During the prior year, we reported a $2.7 million favorable value added tax ruling in Brazil, which negatively impacts the current year comparison.

FOOD + BEVERAGE SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food and beverage markets form our Food + Beverage segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$133,640	$138,129	$400,877	$379,548
Adjusted EBITDA (1)	18,816	22,379	55,756	61,995
Adjusted EBITDA margin (1)	14.1%	16.2%	13.9%	16.3%
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
Reported sales for the quarter ended September 30, 2022 decreased approximately 3% to $133.6 million compared to $138.1 million in the third quarter of the prior year. Changes in currency rates negatively impacted net sales by 3%. Therefore, core sales for the third quarter of 2022 were flat compared to the same quarter of the prior year. Higher tooling sales and an increase in the passing through of higher input costs offset slightly lower product sales volumes during the third quarter of 2022. Our food market volumes increased mainly on higher tooling sales along with strong growth in our food service packaging applications. The decrease in beverage market sales is mostly related to lower tooling sales leaving product sales relatively flat compared with prior year levels.

Third Quarter 2022 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	7%	(16)%	—%
Currency Effects (1)	(3)%	(4)%	(3)%
Total Reported Net Sales Growth	4%	(20)%	(3)%
Net sales for the first nine months of 2022 increased by 6% to $400.9 million compared to $379.5 million in the first nine months of 2021. Changes in currency rates negatively impacted net sales by 2%. Therefore, core sales increased by 8% in the first nine months of 2022 compared to the same period in the prior year. Increased product and tooling sales, along with the pass-through of higher material costs, positively impacted the first nine months of 2022. Approximately 6% of the 8% core sales increase is due to passing through higher resin and other input costs. Core sales to the food market increased 10%, while core sales to the beverage market increased 2% in the first nine months of 2022 compared to the same period of the prior year. For the food market, we realized growth in sauces and condiments and our food service packaging products. The beverage market also reported growth due to pricing pass-throughs and improving sales of our premium bottled water products as the market continues to recover from the lower COVID-19 pandemic levels last year.

Nine Months Ended September 30, 2022 Net Sales Change over Prior Year	Food	Beverage	Total
Core Sales Growth	10%	2%	8%
Currency Effects (1)	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	8%	(1)%	6%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2022 decreased 16% to $18.8 million compared to $22.4 million reported in the same period of the prior year. Lower product sales along with some operational inefficiencies, specifically under-absorption in certain North American sites, negatively impacted results. We also reported a negative $0.5 million impact from the translation of our foreign currency results into U.S. dollars and a $0.3 million one-time inflation payment made to certain European employees. As mentioned above, lower product sales were mostly offset by higher tooling sales. Historically, our tooling sales carry lower margins than our product sales. This change in sales mix also negatively impacted our current quarter adjusted EBITDA margin.

Adjusted EBITDA in the first nine months of 2022 decreased 10% to $55.8 million compared to $62.0 million reported in the same period of the prior year. As discussed above, we experienced increased product and tooling sales growth during the first nine months of 2022. However, our profitability was negatively impacted by unfavorable product mix and some operational inefficiencies in North America. We also reported a negative $0.8 million impact from the translation of our foreign currency results into U.S. dollars and a $0.3 million one-time inflation payment made to certain European employees. These issues, along with the lack of margin on the pass-through of higher input costs, had a negative impact on our Adjusted EBITDA margin during the first nine months of 2022.
CORPORATE & OTHER
In addition to our three reporting segments, we assign certain costs to “Corporate & Other,” which is presented separately in Note 16 – Segment Information of the Notes to the Condensed Consolidated Financial Statements. For Corporate & Other, Adjusted EBITDA (which excludes net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items) primarily includes certain professional fees, compensation and information system costs which are not allocated directly to our reporting segments. For the quarter ended September 30, 2022, Corporate & Other Adjusted EBITDA increased to $13.5 million from $12.7 million in the third quarter of 2021. This increase is partially related to higher compensation and travel costs compared to 2021. We also wrote off $0.5 million of assets associated with an office space lease which was not renewed.
Corporate & Other Adjusted EBITDA in the first nine months of 2022 increased to $45.2 million compared to $40.3 million reported in the same period of the prior year. This increase is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation programs and the timing of equity compensation expense recognition including substantive vesting conditions for retirement eligible employees. We also reported higher professional fees and travel costs as restrictions on travel eased as compared to the prior year.
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
We present earnings before net interest and taxes (“EBIT”) and earnings before net interest, taxes, depreciation and amortization (“EBITDA”). We also present our adjusted earnings before net interest and taxes (“Adjusted EBIT”) and adjusted earnings before net interest, taxes, depreciation and amortization (“Adjusted EBITDA”), both of which exclude restructuring initiatives, acquisition-related costs, purchase accounting adjustments related to acquisitions and investments and net unrealized investment gains and losses related to observable market price changes on equity securities. Our Outlook is also provided on a non-U.S. GAAP basis because certain reconciling items are dependent on future events that either cannot be controlled, such as exchange rates and changes in the fair value of equity investments, or reliably predicted because they are not part of our routine activities, such as restructuring and acquisition costs.
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

	Three Months Ended
	September 30, 2022

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$836,860	$343,397	$359,823	$133,640	$—	$—

Reported net income	$54,177
Reported income taxes	30,738
Reported income before income taxes	84,915	83,571	16,184	9,005	(14,841)	(9,004)
Adjustments:
Restructuring initiatives	2,270	—	2,344	(74)	—
Net unrealized investment gain	(277)				(277)
Transaction costs related to acquisitions	231	231	—	—	—
Adjusted earnings before income taxes	87,139	83,802	18,528	8,931	(15,118)	(9,004)
Interest expense	9,756					9,756
Interest income	(752)					(752)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	96,143	83,802	18,528	8,931	(15,118)	—
Depreciation and amortization	57,601	23,433	22,702	9,885	1,581
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$153,744	$107,235	$41,230	$18,816	$(13,537)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.4%	31.2%	11.5%	14.1%

	Three Months Ended
	September 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$825,442	$313,225	$374,088	$138,129	$—	$—

Reported net income	$46,894
Reported income taxes	19,340
Reported income before income taxes	66,234	75,611	14,443	12,027	(28,237)	(7,610)
Adjustments:
Restructuring initiatives	10,223	13	5,442	131	4,637
Net unrealized investment loss	9,021				9,021
Transaction costs related to acquisitions	1,793	1,793	—	—	—
Adjusted earnings before income taxes	87,271	77,417	19,885	12,158	(14,579)	(7,610)
Interest expense	8,011					8,011
Interest income	(401)					(401)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	94,881	77,417	19,885	12,158	(14,579)	—
Depreciation and amortization	59,280	23,321	23,904	10,221	1,834
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$154,161	$100,738	$43,789	$22,379	$(12,745)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.7%	32.2%	11.7%	16.2%

	Nine Months Ended
	September 30, 2022

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,526,335	$1,026,090	$1,099,368	$400,877	$—	$—

Reported net income	$180,161
Reported income taxes	80,851
Reported income before income taxes	261,012	263,222	52,918	25,572	(52,061)	(28,639)
Adjustments:
Restructuring initiatives	2,989	—	3,022	(33)	—
Net unrealized investment loss	2,297				2,297
Transaction costs related to acquisitions	231	231	—	—	—
Adjusted earnings before income taxes	266,529	263,453	55,940	25,539	(49,764)	(28,639)
Interest expense	30,668					30,668
Interest income	(2,029)					(2,029)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	295,168	263,453	55,940	25,539	(49,764)	—
Depreciation and amortization	174,818	70,340	69,667	30,217	4,594
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$469,986	$333,793	$125,607	$55,756	$(45,170)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.6%	32.5%	11.4%	13.9%

	Nine Months Ended
	September 30, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$2,413,228	$952,400	$1,081,280	$379,548	$—	$—

Reported net income	$186,107
Reported income taxes	55,309
Reported income before income taxes	241,416	245,087	36,253	31,728	(50,457)	(21,195)
Adjustments:
Restructuring initiatives	18,771	86	7,995	169	10,521
Net unrealized investment gain	(6,177)				(6,177)
Transaction costs related to acquisitions	4,227	4,227	—	—	—
Adjusted earnings before income taxes	258,237	249,400	44,248	31,897	(46,113)	(21,195)
Interest expense	22,601					22,601
Interest income	(1,406)					(1,406)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	279,432	249,400	44,248	31,897	(46,113)	—
Depreciation and amortization	174,508	65,801	72,807	30,098	5,802
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$453,940	$315,201	$117,055	$61,995	$(40,311)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.8%	33.1%	10.8%	16.3%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2022	2021

Notes payable, revolving credit facility and overdrafts	$53,209	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	111,034	142,351
Long-Term Obligations, net of unamortized debt issuance costs	1,028,048	907,024
Total Debt	1,192,291	1,196,651
Less:
Cash and equivalents	124,812	122,925
Short-term investments	—	740
Net Debt	$1,067,479	$1,072,986

Total Stockholders' Equity	$1,888,125	$1,984,600
Net Debt	1,067,479	1,072,986
Net Capital	$2,955,604	$3,057,586

Net Debt to Net Capital	36.1%	35.1%

Free Cash Flow Reconciliation	September 30,	September 30,
	2022	2021

Net Cash Provided by Operations	$306,349	$259,373
Capital Expenditures	(226,131)	(216,689)
Proceeds from Government Grants	17,058	—
Free Cash Flow	$97,276	$42,684
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the third quarter and for the first nine months of 2022, the U.S. dollar strengthened compared to the major European currencies. This resulted in a dilutive impact on our translated results during the third quarter of 2022 when compared to the third quarter of 2021.
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
LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position and have the financial resources to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment and facilities that are necessary to support our growth, pay quarterly dividends to stockholders, repurchase shares of our common stock and to make acquisitions that will contribute to the achievement of our strategic objectives. Due to uncertainties amid the war in Ukraine, potential new COVID-19 variants across the globe and the inflationary environment, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and share repurchases, as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash increased to $125.8 million at September 30, 2022 from $122.9 million at December 31, 2021. Total short and long-term interest bearing debt of $1.2 billion at September 30, 2022 was consistent with the $1.2 billion at December 31, 2021. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 36.1% at September 30, 2022 compared to 35.1% at December 31, 2021 primarily driven by the lower stockholders equity driven by currency translation adjustments. See the reconciliation under "Non-U.S. GAAP Measures".
In the first nine months of 2022, our operations provided approximately $306.3 million in net cash flow compared to $259.4 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operating activities during the first nine months of 2022 is primarily attributable to improved working capital management and lower restructuring costs. Partially offsetting other increases in cash provided by operations was a $16.3 million contribution to our domestic and foreign benefit plans during the first nine months of 2022.
We used $222.4 million in cash for investing activities during the first nine months of 2022 compared to $343.4 million during the same period a year ago. Our investment in capital projects increased $9.4 million during the first nine months of 2022 compared to the first nine months of 2021, which is primarily related to additional investments in capacity for our injectables division, offset by $17.1 million received by government grant proceeds primarily for our active material science solution division. Our 2022 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be in the range of approximately $300 million to $320 million.

Financing activities used $80.1 million in cash during the first nine months of 2022 compared to $98.9 million in cash used by financing activities during the same period a year ago. During the first nine months of 2022, we received proceeds from long-term obligations of $406.6 million primarily from the issuance of $400 million of our 3.60% Senior Notes due March 2032 during the first quarter of 2022. As part of our bond offering, we paid $4.0 million in debt issuance costs. Additionally, we repaid $93.5 million related to our revolving credit facility, paid $56 million related to our term loan that matured in July 2022, paid $74.7 million of dividends and purchased $72.3 million of treasury stock. We redeemed all $75.0 million of our 3.25% senior unsecured notes during the second quarter of 2022 at a price equal to the principal amount plus accrued interest and a $0.4 million make-whole premium. Additionally, we redeemed all $125.0 million of our 3.49% senior unsecured notes during the third quarter at a price equal to the principal amount plus accrued interest.
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") to replace the then existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was paid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of September 30, 2022, no balance was utilized under the revolving credit facility in the U.S. and €50.0 million (approximately $49.0 million) was utilized by our wholly-owned UK subsidiary. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.76 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.02 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility and note purchase agreements.
Based upon the above consolidated leverage ratio covenant, we have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement is exceeded.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2022.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of September 30, 2022 and December 31, 2021, the amounts payable related to the SCF program were approximately $35 million and $30 million, respectively.

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
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which should generate interest savings of approximately $0.5 million per quarter based upon current exchange rates.
On October 13, 2022, the Board of Directors declared a quarterly cash dividend of $0.38 per share payable on November 16, 2022 to stockholders of record as of October 26, 2022.
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
OUTLOOK
Looking forward to the fourth quarter, our Pharma segment is expected to continue to grow at more normalized levels, however, we do not expect to repeat last year’s strong sales of active material solutions for at-home COVID-19 test kits. We anticipate the softening in demand in markets such as personal care, food and beverage to continue. We remain focused on managing the inflationary environment through price initiatives and energy surcharges, as well as controlling expenses. We will continue to allocate capital selectively while maintaining our strong balance sheet.
We expect earnings per share for the fourth quarter of 2022, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $0.73 to $0.83 and this guidance is based on an effective tax rate range of 28% to 30%.

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
•lower demand and asset utilization due to an economic recession either globally or in key markets we operate within;
•the impact of COVID-19 and its variants on our global supply chain and our global customers, employees and operations, which has elevated and will continue to elevate many of the risks and uncertainties discussed below;
•economic conditions worldwide, including inflationary conditions and potential deflationary conditions in other regions we rely on for growth;
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
•our ability to offset inflationary impacts with cost containment, productivity initiatives and price increases;
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
The table below provides information as of September 30, 2022 about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2022.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$15,109	1.0170	9,784 - 21,523
EUR / BRL	10,437	5.5793	10,437 - 11,011
EUR / CNY	1,666	7.1966	1,666 - 2,750
CZK / EUR	1,666	0.0401	1,666 - 7,092
EUR / THB	4,486	37.5751	4,486 - 4,663
CHF / EUR	5,503	1.0317	0 - 5,503
MXN / USD	3,700	0.0485	2,400 - 3,700
USD / CNY	1,000	6.6671	1,000 - 1,400
EUR / MXN	3,626	21.0721	2,037 - 3,626
GBP / EUR	363	1.1687	363 - 1,170
EUR / GBP	722	0.8701	0 - 722
USD / EUR	8,476	0.9999	708 - 11,116
CHF / USD	153	1.0437	153 - 156
Total	$56,907
As of September 30, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $0.2 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged USD $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% euro debt. The fair value of this net investment hedge is $4.8 million reported in prepaid and other assets on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended September 30, 2022, we implemented enterprise resource planning ("ERP") systems at one operating facility. Consequently, the control environments have been modified at this location to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2022, the Plan purchased 4,447 shares of our common stock on behalf of the participants at an average price of $98.09, for an aggregate amount of $0.4 million, and sold 6,569 shares of our common stock on behalf of the participants at an average price of $165.43, for an aggregate amount of $1.1 million. At September 30, 2022, the Plan owned 123,253 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2022, we repurchased approximately 181 thousand shares for $19.2 million and 669 thousand shares for $72.3 million, respectively. As of September 30, 2022, there was $128.1 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended September 30, 2022:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

7/1 - 7/31/22	—	$—	—	$147.3
8/1 - 8/31/22	111,000	107.82	111,000	135.3
9/1 - 9/30/22	70,000	103.90	70,000	128.1
Total	181,000	$106.31	181,000	$128.1

ITEM 6. EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2022, filed with the SEC on October 28, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Balance Sheets – September 30, 2022 and December 31, 2021, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2022 and 2021, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2022 and 2021 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 28, 2022