Form 10-K
period 2022-12-31
APTARGROUP, INC.
filed 2023-02-17
CIK 896622

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐
No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2022 was $6,771,678,654.
The number of outstanding shares of common stock, as of February 13, 2023, was 65,400,423 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 3, 2023 are incorporated by reference into Part III of this report.

AptarGroup, Inc.
FORM 10-K
For the Year Ended December 31, 2022

i/ATR	2022 Form 10-K

PART I
ITEM 1. BUSINESS
WHO ARE WE AND WHAT DO WE DO
Aptar is a global leader in the design and manufacturing of a broad range of drug delivery, consumer product dispensing, and active material science solutions and services. Aptar's innovative solutions and services serve a variety of end markets including pharmaceutical, beauty, personal care, home care, food and beverage. Using insights, proprietary design, engineering and science to create dispensing, dosing and protective technologies for many of the world's leading brands, Aptar in turn makes a meaningful difference in the lives, looks, health and homes of millions of patients and consumers around the world. Aptar is headquartered in Crystal Lake, Illinois and has approximately 13,500 dedicated employees in 20 different countries. For more information, visit www.aptar.com.
Our business was started in the late 1940’s, manufacturing and selling aerosol valves in the United States, and has grown primarily through acquisitions and internal expansion. In this report, we may refer to AptarGroup, Inc. and its subsidiaries as “AptarGroup”, “Aptar” or the “Company”.
We have manufacturing facilities located throughout the world including North America, Europe, Asia and Latin America. We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of our 2022 Net Sales.
Consumers’ and patients' preferences for convenience and product differentiation through drug delivery and packaging design and function are important to our customers and they have converted many of their packages from non-dispensing formats to dispensing systems that offer enhanced shelf appeal, convenience, cleanliness and accuracy of dosage. We design our products with both people and the environment in mind. Many of our product solutions for the beauty, personal care, home care, food and beverage markets are recyclable, reusable or made with recycled content.
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
Aerosol valves dispense product from pressurized containers.The majority of the aerosol valves that we sell are continuous spray valves, with the balance being metered dose valves and bag-on valves.
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
Our digital health solutions aim to improve patients' treatment experience and outcomes. We leverage connected devices, diagnostic and digital therapeutics tools that support patients to manage their disease as well as enabling care teams to remotely monitor the health of the patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, we have digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, diabetes, immunology, and neurology.
During 2022 and 2021, we acquired several companies to strengthen and broaden our portfolio, including the following business combinations and asset purchases:
-    August 2022 - We acquired 100% of the outstanding capital stock of Metaphase Design Group Inc. ("Metaphase") for approximately $5.1 million (net of $0.1 million of cash acquired).
-    September to November 2021 – We acquired 100% of the share capital of Voluntis S.A. ("Voluntis") for approximately $89.7 million (net of $3.8 million of cash acquired).
-    August 2021 – We acquired 80% of the equity interests in Weihai Hengyu Medical Products Co., Ltd. ("Hengyu") for approximately $53.8 million (net of $6.0 million of cash acquired).

1/ATR	2022 Form 10-K

To further broaden our portfolio, we made the following equity investment in 2021 (no investments were made in 2022):
-    July 2021 – We acquired 10% of the equity interests in YAT for approximately $5.9 million.
Refer to Note 19 – Acquisitions and Note 20 – Investment in Equity Securities in Part II, Item 8 – Financial Statements and Supplementary Data for further details on acquisitions and related investment activities.
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
(ii)Focus on Talent and Leadership: Execution of our strategy requires a talented, motivated, diverse, global team. We have continued to focus on talent acquisition and development strategy to ensure our teams have the right skills to execute our strategy.
(iii)Excellence in Core Business Functions: We have established three pillars of functional excellence to ensure we perform at best in class levels in the core functions of any manufacturing business, namely “innovate,” “produce” and “sell,” and that our business teams are supported in the areas of Innovation, Operations and Commercial Excellence.
(iv)Focus on Fixed Costs: To strengthen our performance and deepen our position as a true market shaper, we continually evaluate our business and opportunities to streamline and reduce our fixed costs. By streamlining, our goal is to create a more efficient structure to leverage as our businesses continue to grow, without adding significant costs. This will help ensure our margins improve as the business grows.
(v)Acquisitions and Partnerships: We will continue to focus on growing the Company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings.
Facilitating the execution of our strategy are our core values, which dictate how we interact internally and externally with our employees, customers, suppliers and all stakeholders.
DESCRIPTION OF OUR REPORTING SEGMENTS
INFORMATION ABOUT SEGMENTS
During the year ended December 31, 2022, our organizational structure consisted of three market-focused business segments: Pharma, Beauty + Home and Food + Beverage.
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health solutions markets formed the Pharma segment. Operations that sell dispensing systems and sealing solutions primarily to the beauty, personal care and home care markets formed the Beauty + Home segment. Operations that sell dispensing systems, sealing solutions and food service trays to the food and beverage markets formed the Food + Beverage segment. Each of these three business segments is described more fully below. We primarily sell our products and services through our own sales force to pharmaceutical, health care, beauty, personal care, home care, food and beverage marketers. To a limited extent, we use independent representatives and distributors to increase our reach to smaller customers and export markets.
Effective January 1, 2023, there was a realignment of two of our segments, allowing us to better serve our customers and positioning us for long-term profitable growth. We will continue to have three reporting segments and they will be called Aptar Pharma, Aptar Beauty and Aptar Closures.
We are combining all of our closures operations into a single segment - Aptar Closures. The Aptar Closures business will serve multiple markets, including food, beverage, personal care, home care, beauty and healthcare. Closures that were developed in Beauty + Home and Pharma will move to Aptar Closures together with the operations of legacy Food + Beverage. Aptar's food protection business and our elastomeric flow-control technology business will continue to report through the Aptar Closures segment.
At the same time, we are simplifying and focusing our Beauty + Home segment to better leverage our complex spray and dispensing solutions for prestige and premium brands in the beauty and personal care markets. For many of our customers, personal care products are considered part of "beauty" and so we are renaming this segment, simply, Aptar Beauty.

2/ATR	2022 Form 10-K

These changes are intended to help us increase our rate of innovation, broaden our market reach, streamline operations, increase effectiveness and raise capital efficiencies. Additionally, we intend to continue to focus on sustainability because leadership in sustainability remains a key differentiator across all of our segments.
PHARMA
Our Pharma segment accounted for 65% of our Adjusted EBITDA excluding non-allocated corporate costs in 2022, and is our second largest segment in terms of net sales and our largest segment in terms of total assets, representing 41% and 45% of our Net Sales and Total Assets, respectively, for 2022. We are a leading supplier of nasal drug delivery spray pumps and metered dose inhaler valves (“MDIs”) to the pharmaceutical and health care markets worldwide and we are an important supplier of elastomer for injectable primary packaging components worldwide. We also provide services designed to accelerate and de-risk the development and regulatory approvals of drugs using drug delivery devices. Characteristics of this market include (i) governmental regulation of our pharmaceutical customers, (ii) contaminant-controlled manufacturing environments and (iii) a significant amount of time and research from initially working with pharmaceutical companies at the molecular development stage of a medication through the eventual distribution to the market. We have clean-room manufacturing facilities in Argentina, China, France, Germany, India, Switzerland and the United States. We believe that providing value-added, convenient drug delivery and dispensing systems will continue to offer opportunities for our business. In addition, we believe there are opportunities for growth in the over-the-counter and generic pharmaceutical categories.
Prescription Drug. Sales to the prescription drug market accounted for approximately 41% of the segment’s total net sales in 2022. Pumps sold to the prescription drug market deliver medications nasally, orally or topically. Currently the majority of our pumps sold are for nasal allergy treatments. Sales of pumps to deliver prescription allergy medicine that is now available over-the-counter remains part of our prescription drug division. Our nasal pumps and unit dose and bidose devices are also used to deliver liquid and powder pain management and central nervous system therapies.
MDIs are used for dispensing precise amounts of aerosolized medication. This technology allows medication to be broken up into very fine particles, which enables the drug to be delivered typically via the pulmonary route. Currently the majority of our MDIs sold are used for respiratory ailments such as asthma and chronic obstructive pulmonary disease (COPD).
We continue to develop new drug delivery and dispensing systems and accessories in this segment. While we expect that these types of new products will come to market in the future, it is difficult to estimate when, as the rigors of pharmaceutical regulations affect the timing of product introductions by our pharmaceutical customers that use our drug delivery and dispensing systems.
Consumer Health Care. Sales to the consumer health care market accounted for approximately 23% of the segment’s total net sales in 2022. Many product applications for this market are similar to the prescription market; however, these product applications are sold over-the-counter without a prescription. Typical consumer health care spray product applications include nasal decongestants, nasal salines and cough and cold product applications. Typical consumer health care valve product applications include nasal saline using our bag-on valve technology. We have developed a multi dose ophthalmic dispensing device suitable for unpreserved formulations. This technology is successfully marketed in Europe, North America and Latin America and is under development for other markets both for over-the-counter and prescription product applications. Other products sold to this market include airless pump systems for dermal drug delivery product applications. We have recently seen a trend toward more child resistant and senior-friendly packaging solutions and have developed products to meet these market needs.
Injectables. Sales to the injectables market accounted for approximately 21% of the segment’s total net sales in 2022. Injectables are elastomeric primary packaging components that assist with the administration of injected medicines. Injectable products offered include stoppers for vials and pre-filled syringe components, such as plungers, needle shields, tip caps and components for cartridges. Our recent capital investment commitments in this business will enable us to market prefilled and coated stoppers which better protect the contents of the primary packaging container and the integrity of biologic formulations. Pharmaceutical applications for this market include vaccines, anti-thrombotic, small molecules and biologics.
Active Material Science Solutions. Sales of active material science solutions products accounted for approximately 14% of the segment’s total net sales in 2022. The platform technology is integrated into at-home COVID-19 test kits to protect against moisture and protect the integrity of the test kits. Our Activ-Film™ solution leverages proprietary platform technology to ensure accurate readings and improve shelf life.
In addition, Aptar's material science platform technology is used to protect oral solid dose drugs, transdermal drug delivery, medical devices and probiotics. It can be engineered to absorb moisture, emit aromas, reduce pathogens, or scavenge odor, oxygen or volatile organic compounds.

3/ATR	2022 Form 10-K

Digital Health Solutions. Aptar began reporting on digital health solutions in the fourth quarter of 2021 with the acquisition of Voluntis. Sales to the digital health market accounted for 1% of the segment's total net sales in 2022 and are expected to increase in the future as we expand the division's platform for services provided. The digital health solutions we provide improve patients' treatment, experience and outcomes. We leverage connected devices, diagnostics and digital therapeutic tools that support patients in managing their disease as well as enable care teams to remotely monitor the health of the patients when needed. Available as standalone or as a fully integrated offering in our existing range of drug delivery solutions, we have digital health solutions covering a wide range of therapeutic areas including, but not limited to, pulmonary, oncology, diabetes, immunology and neurology.
BEAUTY + HOME
Our Beauty + Home segment accounted for 24% of our Adjusted EBITDA excluding non-allocated corporate costs in 2022, and is our largest segment in terms of net sales and our second largest in terms of total assets, representing 43% and 39% of our Net Sales and Total Assets, respectively, for 2022. The Beauty + Home segment primarily sells pumps and decorative components to the beauty market and pumps, closures, aerosol valves, accessories and sealing solutions to the personal care and home care markets. We believe we are a leading supplier for the majority of the products we sell primarily to the beauty and personal care markets.
Beauty. Sales to the beauty market accounted for approximately 51% of the segment’s total net sales in 2022. The beauty market requires a broad range of spray and lotion pumps, closures, elastomeric flow-control components and sampling dispensing systems to meet functional as well as aesthetic requirements. A considerable amount of research and coordination with our customers is required to qualify a pump for use with their products. Within the market, we expect the use of pumps to continue to increase, particularly in the cosmetics and sampling sectors. In the cosmetic sector, packaging for certain products such as natural and organic cosmetics and anti-aging lotions continue to provide us with growth opportunities. We are a leading provider of packaging solutions for prestige and mass market fragrance products. Our cosmetic lotion pumps, airless dispensing systems, lotion sampling devices and decorative capabilities along with our focus on color cosmetics including lip stick and lip gloss products will also provide growth opportunities. We see significant opportunities for growth in the sale of our products for cosmetic skin care and color cosmetic product applications in Asia.
Personal Care. Sales to the personal care market accounted for approximately 42% of the segment’s total net sales in 2022 and primarily included sales of lotion pumps, closures, fine mist spray pumps, continuous spray aerosol valves and elastomeric flow-control components. Personal care lotion pump product applications include hand sanitizers, soaps, cleaners and skin moisturizers. Personal care closures product applications include hand sanitizers, shampoos and conditioners. Typical spray pump product applications include hair care, body care and sun care products. Personal care continuous spray aerosol valve product applications include hair care products, deodorants, shaving creams and sun care products. Our research and development teams continue to design unique accessories that increase the value of our continuous spray aerosol valve offerings.
Home Care. Sales to the home care market accounted for approximately 7% of the segment’s total net sales in 2022 and primarily included sales of continuous or metered dose spray aerosol valves, closures and to a lesser degree spray and lotion pumps. Product applications for continuous spray valves include disinfectants, spray paints, insecticides and automotive products. Metered dose valves are used for air fresheners. Closure product applications include liquid detergents, automotive products and household cleansers. Spray and lotion pump product applications primarily include household, insect repellent and industrial cleaners.
FOOD + BEVERAGE
Our Food + Beverage segment accounted for 11% of our Adjusted EBITDA excluding non-allocated corporate costs, 16% of our Net Sales and 13% of our Total Assets for 2022. We primarily sell dispensing closures and, to a lesser degree, non-dispensing closures, elastomeric flow-control components, spray pumps and aerosol valves.
Sales of dispensing closures have grown as consumers worldwide have demonstrated a preference for a package utilizing the convenience of a dispensing closure. At the same time, consumer marketers are trying to differentiate their products by incorporating performance enhancing features such as flow-control and no-drip dispensing, inverted packaging and directional flow to make packages simpler to use, cleaner and more appealing to consumers. We also have an increasing number of product solutions that address the increased use of flexible packaging formats.
Food. Sales to the food market accounted for approximately 75% of the segment’s total net sales in 2022 and primarily include sales of dispensing closures including those utilizing elastomeric flow-control components, and absorbent and non-absorbent food service trays. To a lesser degree we also sell continuous spray aerosol valves and spray pumps to this market. Product applications for dispensing closures include sauces, condiments, infant nutrition and other food products. We also leverage our material science technology to sell and further develop packaging solutions to the food service market to enhance the shelf life of those products.

4/ATR	2022 Form 10-K

Beverage. Sales to the beverage market accounted for approximately 25% of the segment’s total net sales in 2022 and primarily include sales of dispensing closures including those utilizing elastomeric flow-control components. Sales of dispensing closures to the beverage market have increased over the last several years, reflecting an increase in on-the-go consumption, as we continue to see an increase of interest from marketers using dispensing closures for their products. Examples of beverage products currently utilizing dispensing closures include bottled water, sport and energy drinks, juices and concentrated water flavorings.
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
CUSTOMERS
We have approximately 5,000 customers with no single customer or group of affiliated customers accounting for greater than 5% of 2022 Net Sales.
INTERNATIONAL BUSINESS
We are geographically diverse with manufacturing and sales operations in Asia, Europe, Latin America (including Mexico) and North America. Europe is our largest region in terms of sales, where sales (including exports) for the years ended December 31, 2022 and 2021 were approximately 53% of our consolidated sales. Asia and Latin America when aggregated represented approximately 14% and 13% of our consolidated sales for the years ended December 31, 2022 and 2021, respectively. Export sales from the United States were $211.1 million and $204.6 million in 2022 and 2021, respectively. Although Europe represents the largest region for us in terms of sales, our beauty and pharmaceutical customers often export their finished products using our technology around the world for consumption. We are a net exporter of goods from Europe and a net importer of goods to the North American, Asian and Latin American regions.

5/ATR	2022 Form 10-K

FOREIGN CURRENCY
Because of our international presence, movements in exchange rates have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge recorded transactions and firm purchase and sales commitments denominated in foreign currencies.
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
As of December 31, 2022, Aptar had approximately 13,500 full-time employees. Of the full-time employees, approximately 8,200 were located in Europe, 2,800 were located in Asia and Latin America and the remaining 2,500 were located in North America. The majority of our European and Latin American employees are covered by collective bargaining arrangements made at either the local or national level in their respective countries. The total labor force covered by a collective bargaining agreement represents 49.3% of the total employee population. Termination of employees at certain of our international operations could be costly due to local regulations regarding severance benefits. There were no material work stoppages in 2022 and management considers our employee relations to be satisfactory.
In 2022, we continued to experience competition for talent and wage inflation. Higher employee turnover levels or our failure to attract and retain talent in a timely manner could impact our future results.
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
Diversity, Equity & Inclusion. At AptarGroup, our goal is to promote a diverse, equitable and inclusive culture. As of February 17, 2023, women comprised 40% of the Board of Directors, and 100% of Board Committee chairs were women. During 2021, we created a Global Director of Diversity & Inclusion role and continued to roll-out Diversity & Inclusion training; we also expanded our initiatives to include a focus on 'Equity'. Women comprise approximately 36% of the global employee population and approximately 24% of senior leadership. In 2020, Aptar launched a global Women's Employee Resource Group with a focus on increasing women in leadership. In 2022, Aptar launched a new employee resource group for the LGBTQ+ community and a new Black/African American and/or African descent employee resource group. These three employee resource groups collaborated to host DEI Week for the employee population. Aptar is included in the SPDR SSGA Gender Diversity Index ETF (SHE) which invests in companies that rank among the highest in gender diversity within senior leadership. Aptar is also a participant in the Catalyst CEO Champions for Change and the Gender and Diversity KPI Alliance. Aptar was named #70 on the World's Top Female-Friendly Companies for 2022 by Forbes. Additionally, SHero has recognized Aptar Greater China as one of the Best Companies for Female Executives 2022. Aptar is launching its first Diversity Supplier Program in 2023. Diversity, equity and inclusion continue to be part of Aptar's strategic priorities.
Employee Well-being & Safety. Employee safety and well-being is a primary focus of Aptar. In response to the COVID-19 pandemic, we have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees, and to support the communities in which we operate. These measures include accommodating remote (or hybrid) working arrangements for employees where practicable and implementing new safety protocols. We are following public and private sector policies and initiatives to keep our employees safe, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. Additionally, we expanded employee assistance and mindfulness programs globally to help employees and their families manage anxiety, stress and overall well-being.

6/ATR	2022 Form 10-K

COMPETITION
All of the markets in which we operate are highly competitive and we continue to experience price competition in all product lines and markets. Competitors include privately and publicly held entities that range from regional to international companies. We expect the market for our products to remain competitive, as consolidation among our competitors is increasing in the current economic climate. We believe our competitive advantages include our consistent high levels of innovation, quality and service, geographic diversity, financial strength and stability and breadth of products and services. Our manufacturing strength lies in the ability to mold complex plastic components and formulate and finish elastomer and silicone components in a cost-effective manner and to assemble products at high speeds. Our business is somewhat capital intensive and it is becoming more important to our customers that we have global manufacturing capabilities. Both of these serve as barriers to entry for new competitors wanting to enter our business. Furthermore, within our Pharma business, increasing regulatory hurdles present a challenge for new competitors to enter the market.
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
In 2020, we formalized our science-based targets, setting a Scope 1 and Scope 2 emissions reduction goal consistent with requirements to keep global warming well below 2° Celsius by year 2030, and a Scope 3 reduction goal consistent with requirements to keep global warming at 2° Celsius by year 2030. We surpassed our original Scope 1 and Scope 2 reduction target within the first year of validation by the Science Based Targets Initiative (SBTi). Therefore, in 2022 we began working with SBTi to revise the Scope 1 and Scope 2 target to a more aggressive ambition, and to align it to the requirements to keep global warming at 1.5° Celsius by 2030. Aptar’s Scope 3 ambition remains the same, as does our commitment to increase annual sourcing of renewable electricity to 100% by 2030. This science-based approach incorporates our own operations and operations within the value chain. In addition, we annually undergo data assurance as part of our sustainability reporting. This assurance process allows for data on consumption of electricity, fuel oil, and natural gas and renewable energy purchases to be verified for accuracy and completeness by an external organization. Globally this process is certified to the ISO 14064 standard for energy and greenhouse gas emission reporting.
Compared to our 2019 baseline, Aptar has made progress cutting emissions, and continues efforts to mitigate climate risks and further the low-carbon economy, as reported by the Company through global environmental non-profit CDP's 2022 climate change and water questionnaires. We believe Aptar is leading on corporate environmental ambition, action and transparency worldwide as proven by our "A-" letter grades on both the 2022 CDP climate change and water assessments.
There continues to be increased interest and awareness from consumers and our customers in products with environmentally sustainable features, especially through the sourcing of sustainable materials. We are focused on reducing our environmental impacts through product life cycle assessments, sustainable material trials, operational eco-efficiency initiatives and renewable energy sourcing. We have teams dedicated to designing for sustainability by providing products that improve recyclability and use less material. Aptar has launched products and components in North America, Europe and Asia made with post-consumer recycled (PCR) resins and continues to explore additional opportunities for alternative resins and recyclable products.
We are actively collaborating with our customers on reliable products by supporting our customers’ participation in the circular e-commerce platform called Loop in addition to being an investor in Loop ourselves. We also invested in and partnered with PureCycle Technologies, to prepare for the introduction of Ultra-Pure Recycled Polypropylene (UPRP) into dispensing product applications.
Connecting with other companies through organizations like Ellen MacArthur Foundation’s New Plastics Economy and the World Business Council for Sustainable Development (WBCSD) provides an invaluable opportunity to share best practices and work on larger projects with aligned objectives toward a more circular economy.

7/ATR	2022 Form 10-K

In January 2022, Aptar was ranked in the top 20 overall, and first in our industry, for the category of Leading on Environmental Impact within JUST Capital's America's Most JUST Companies 2022. In February 2022, Aptar was named one of Barron’s 100 Most Sustainable Companies for 2022, marking the fourth consecutive year Aptar was included on the Barron’s list. Also in February 2022, Aptar was named on CDP's Supplier Engagement Leaderboard, for the second consecutive year, in recognition of our efforts to measure and reduce climate risk within our supply chain. In May 2022, Aptar was named among the 100 Best Corporate Citizens for 2022 by 3BL Media. In December 2022, Aptar was named one of America's Most Responsible Companies 2023 by Newsweek, ranked #15 out of 500 U.S. companies, and ranked first in the Materials & Chemicals category. Also in December 2022, Aptar was once again named one of the Most Responsible Companies in France by Le Point Magazine. Additionally, in 2022 Aptar achieved a Platinum Sustainability Rating from EcoVadis.
Future regulations on environmental matters regarding recycling or material inputs could impact our business.
GOVERNMENT REGULATION
Certain of our products are directly or indirectly affected by government regulation. In 2022, the United Nations Environment Assembly adopted a resolution to end plastic waste pollution and forge an internationally binding agreement by 2024. In addition, the European Union (EU) has adopted a circular economy package. The package maps out a series of actions planned over several years. Some actions have resulted in regulations aimed to reduce marine litter, increase plastic recycling rates, prohibit single-use plastic packaging and introduce new taxes in relation to the end-of-life management of packaging. For example, the EU released in 2022 a draft regulation on packaging and packaging waste with a focus on recyclability, recycled content, compostability and reusability. The final version is expected by the end of 2023. In Europe and in parts of the United States (including California), regulations require food and beverage companies to tether plastic caps to ensure the caps stay with the package, thus improving the likelihood the caps will enter the recycling stream. The EU and the United States are planning new regulations to ban perfluoroalkyl and polyfluoroalkyl substances (PFAS) materials used in the packaging industry. The potential exists for these types of regulations to expand worldwide. We have established an innovation team that focuses on designing for and converting into more sustainable options like post-consumer recycled (PCR) resin and Food and Drug Administration approved resin alternatives. We are designing for sustainability by providing products that improve recyclability, use sustainable material and use less material, and we offer multiple tethered options. Our new product offerings include: Purity Lite, a mono-material, lightweight, fully-recyclable closure; SimpliCycle, an award winning recyclable valve; Rocket, a sports cap awarded Best in Cap at the 17th Global Water Drinks Congress in 2020, tethered and with no losable component; and Future, a mono-material, fully-recyclable pump. We are also partnering with global and regional thought leaders to drive a more circular economy.
On October 15, 2016, 197 countries adopted an amendment to phase down hydrofluorocarbon (HFC) propellants in order to reduce greenhouse gas emission under the Montreal Protocol in Kigali, Rwanda. Under the amendment, countries committed to cut the production and consumption of HFC propellants by more than 80% over the next 30 years. This type of propellant is used for pressurized metered-dose inhalers (pMDI). The phase down plan has an exemption for pharmaceutical product applications of pMDIs; however, customers are looking for alternative propellants to reduce greenhouse gas emissions. We are working with the suppliers of these alternative propellants and our customers to develop new solutions.
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

8/ATR	2022 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of February 17, 2023 are as follows:

Name	Age	Position with the Company

Stephan Tanda	57	President and Chief Executive Officer
Mr. Tanda has been President and Chief Executive Officer since February 2017. Prior to this, Mr. Tanda was an Executive Managing Board Director at Royal DSM NV, a leading global supplier of ingredients and material solutions for the food, dietary supplement, personal care, medical device, automotive, paint, electronic and bio-material markets, from March 2007 to January 2017.

Robert Kuhn	60	Executive Vice President and Chief Financial Officer
Mr. Kuhn has been Executive Vice President and Chief Financial Officer since September 2008. Mr. Kuhn served as Secretary from June 2011 to January 2021.

Marc Prieur	57	President, Aptar Beauty + Home
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

Hedi Tlili	48	President, Aptar Food + Beverage
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

Gael Touya	53	President, Aptar Pharma
Mr. Touya has been President of Aptar Pharma since September 2018. Prior to this, Mr. Touya was President of Aptar Food + Beverage from 2016 to August 2018, President of Aptar Food + Beverage Europe from 2012 to 2015 and Business Development Vice President Skin Care and Color Cosmetics from 2010 to 2011.

Xiangwei Gong	53	President, Aptar Asia
Ms. Gong has been President of Aptar Asia since October 2018. Prior to this, Ms. Gong held various leadership positions at Royal DSM for over 22 years. She was President of DSM Hydrocolloids from 2014 to 2018, President Asia of DSM Food Specialties from 2011 to 2014, Vice President of Channel Marketing from 2008 to 2011 and Vice President of Personal Care in DSM North America from 2005 to 2008.

Shiela Vinczeller	59	Chief Human Resources Officer
Ms. Vinczeller has been Chief Human Resources Officer since November 2018. Prior to this, Ms. Vinczeller spent 12 years in Human Resources leadership roles at International Paper, one of the world’s leading producers of fiber-based packaging, pulp and paper.

Kimberly Y. Chainey	47	Executive Vice President, Chief Legal Officer and Corporate Secretary
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

9/ATR	2022 Form 10-K

ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results or other events to materially differ from the results or events contemplated by the forward-looking statements contained in this report and in other documents we file with the SEC. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. You should carefully consider the following factors in addition to other information contained in this report before purchasing any shares of our common stock.
Risks Related to Our Operations and Industry
If there is deterioration in economic conditions, our business and operating results could be materially adversely impacted. Due to our strong balance sheet, diverse product offerings, various end-markets served, and our broad geographic presence, we believe we are well positioned to withstand temporary slowness in any one particular region or market. However, economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. A tightening of credit in financial markets and other unfavorable changes in economic conditions, such as inflation, rising interest rates or a recession, or other factors, may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays, increased accounts receivable defaults, inventory or supply challenges and pricing pressures. An interruption in supply may also impact our ability to meet customer demands. Consumer demand for our customers’ products and shifting consumer preferences are unpredictable and could have a negative impact on our customers and our customers’ demand for our products.
Geopolitical conditions, including trade disputes and acts of war or terrorism, could have a material adverse effect on our operations and financial results. Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. Such events could make it difficult, impossible or more expensive to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, all of which could adversely affect our business globally or in certain regions. In addition, our customers may export their finished products using our dispensing devices that were sold in other regions and an adverse geopolitical event may impact the sales of our customers’ products and thus indirectly negatively impact the demand for our dispensing solutions. Although our business is diversified across ten end markets and many geographies and we believe our diverse business model, coupled with our diverse and global customer base, allow some protection from dependency on any one geographic region, country or even trade route, our diversification efforts may not be successful in insulating our operations from disruptive geopolitical conditions and we do face some risk related to trade policies specific to any country we operate in or to which our customers export their products.
For example, Russia's invasion of Ukraine has created significant regional disruption in addition to global security concerns that together with retaliatory sanctions imposed by the U.S. and other NATO members could have a lasting impact on both regional and global economies. As of December 31, 2022, less than 1% of our consolidated net sales were from Russia and Ukraine; in addition, less than 2% is imported into Russia and Ukraine and therefore we do not currently expect the war to have a material direct impact to our consolidated results. However, we have experienced indirect impacts on our business, including higher energy and other input costs as well as certain supply chain disruptions, which could materially adversely affect our results of operations and financial condition.
Increased global cybersecurity threats and more sophisticated, targeted computer crime could pose a risk to our operations. Increased global information security threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure, as well as the data of our customers. We continue to assess potential threats, including computer viruses, cyberattacks, ransomware attacks, phishing attacks and other malicious activity, and make investments seeking to reduce the risk of these threats by employing a number of security measures, including employee training, monitoring of our networks and systems, ensuring strong data protection standards including authentication mechanisms are in place and safeguarding our critical information assets.
We also periodically test our systems for vulnerabilities and regularly rely on third parties to conduct such tests. To date, we have seen no material impact on our business or operations from these threats; however, we cannot guarantee that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers' systems. Even with these mitigations, our information systems remain potentially vulnerable to sophisticated cybersecurity threats, particularly as more business activities have shifted online. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, production downtimes and operational disruptions, mitigation costs and legal liability, which in turn could adversely affect our reputation, competitiveness and results of operations.
Employee retention or labor cost inflation could disrupt our business. Labor cost and availability are subject factors that are beyond our control. As a result, there is no assurance that we will be able to recruit, train, assimilate, motivate and retain employees in the future. The loss of a substantial number of our employees or a prolonged labor dispute could disrupt our business and result in a material adverse effect on our business and operating results.

10/ATR	2022 Form 10-K

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
Customers and consumers are increasingly requesting solutions that can be refilled and reused as the market moves toward more sustainable products. Our competitors' design innovation or ability to provide more sustainable products could have an adverse impact on our business. If we are unable to compete successfully, our market share may decline, which could materially adversely affect our results of operations and financial condition.
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
The COVID-19 pandemic has adversely affected our business, and future developments or other global pandemics could continue to cause adverse effects, which may be material. During 2020 the COVID-19 pandemic adversely affected our sales of products to our prescription pharma customers, due to lower incidences of common illnesses and doctors appointments, and to our travel and retail beauty business and on-the-go beverage customers. While during 2021 and 2022 we have experienced a return toward pre-pandemic levels in several of our markets, there remain uncertainties related to the pandemic that could adversely affect our business. Customer demand across all segments may decrease quickly as a result of future developments related to the COVID-19 pandemic, including the extent, duration and severity of further resurgences, the availability, adoption and efficacy of approved vaccines and treatments, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extended in response to further resurgences of the virus, and numerous other uncertainties. Such events may result in business and manufacturing disruption, inventory shortages due to disruptions to our supply chain and distribution channels, delivery delays, increased risk associated with customer payments, increased labor cost and reduced labor availability, and reduced sales and operations, any of which could materially affect our stock price, business prospects, financial condition, results of operations and liquidity.
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
Higher raw material costs and other inputs and an inability to offset these higher costs with price increases may materially adversely affect our operating results and financial condition. The cost of raw materials and other inputs (particularly plastic resin, rubber, metal, anodization costs and transportation and energy costs) are volatile and susceptible to rapid and substantial changes due to factors beyond our control, such as changing economic conditions, currency fluctuations, weather conditions, political and social instability, acts of war, terrorist activity or other similar events in energy-producing nations, and supply and demand pressures. Raw material costs may continue to increase in the coming years due to market fluctuation and the use of post-consumer recycled (PCR) resin for our sustainable product offerings and future market conditions may prevent us from passing these increased costs on to our customers through timely price increases. In addition, we may not be able to improve productivity or realize savings from our cost reduction programs sufficiently enough to offset the impact of increased raw material costs. As a result, higher raw material costs could result in declining margins and operating results.
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

11/ATR	2022 Form 10-K

Single sourced materials and manufacturing sites could adversely impact our ability to deliver product. We source certain materials, especially some resins and rubber components for our pharmaceutical segment, from a single source. Any disruption in the supply of these materials could adversely impact our ability to deliver products to our customers. Similarly, we have certain components and products that are manufactured at a single location or from a single machine or mold. Any disruption to the manufacturing process could also adversely impact our ability to deliver products to our customers.
We may not achieve the expected benefits from our restructuring initiatives, which could adversely affect our business and operations. We continue to streamline and reduce our fixed costs in order to increase operating efficiencies. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to achieve the expected benefits, and our business and operations could be adversely affected. Furthermore, any restructuring initiative could result in unintended consequences or unforeseen costs, including distraction of our management and employees, inability to attract or retain key personnel and reduced employee productivity, which could adversely affect our business, financial condition and results of operations.
If our integration of acquisitions or significant capital investments fail to generate expected returns, our financial performance may suffer. We continue to pursue growth through acquisitions, including the recent Metaphase, Voluntis, and Hengyu acquisitions. We continue to invest internally in several larger facility expansions, if our integration efforts, including unlocking synergies, are unsuccessful we may not realize the full potential of the acquisitions and as a result our financial performance may suffer.
Risks Related to Financial, Legal and Regulatory Matters
We have foreign currency translation and transaction risks that may materially adversely affect our operating results. A majority of our operations are located outside of the United States. Because of this, movements in exchange rates may have an impact on the translation of the financial statements of our foreign entities. Our primary foreign exchange exposure is to the euro, but we have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc, and other Asian, European and Latin American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive translation effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. We manage our exposures to foreign exchange principally with forward exchange contracts to economically hedge certain transactions and firm purchase and sales commitments denominated in foreign currencies. However, there is no guarantee that our hedging strategy will be effective, and the volatility of currency exchange rates may materially affect our operating results.
We have approximately $945.6 million in recorded goodwill at December 31, 2022, and changes in future business conditions could cause this asset to become impaired, requiring write-downs that would reduce our operating income. We evaluate the recoverability of goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test is based on several factors requiring judgment. A decrease in expected reporting unit cash flows, changes in market conditions, or rising discount rates may indicate potential impairment of recorded goodwill and, as a result, our operating results could be materially adversely affected. See “Critical Accounting Estimates” in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
We are subject to a variety of laws and regulations and changes in, or failure to comply with, these laws or regulations could have an adverse impact on the Company’s reputation, business and results of operations. Doing business globally requires us to comply with anti-corruption, trade, sanctions and similar laws, and to implement policies and procedures designed to ensure that our company, employees and other intermediaries comply with the applicable restrictions. We are also required to comply with a variety of other laws and regulations in the ordinary course of business, including those related to data privacy. Privacy regulations, such as the European Union’s General Data Protection Regulation (“GDPR”) and the California Privacy Rights Act of 2020 (“CPRA”), are complex, rigorous and sometimes conflicting. Compliance with existing and forthcoming privacy laws and regulations can be costly and time consuming, and may require changes to our information systems and practices and to those of any third parties that process information on our behalf. Despite our commitment to legal compliance and corporate ethics, we cannot ensure that our policies and procedures will always prevent intentional, reckless, negligent or unauthorized acts committed by employees or agents. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal and civil penalties and other remedial measures, which could materially adversely affect our reputation, business and results of operations.
We are exposed to risks from lawsuits and claims, including product liability claims, as well as investigations, audits and other proceedings, which may result in substantial costs and expenses or interruption of our normal business operations. We are subject to a number of lawsuits and claims that arise in the ordinary course of our business, which include infringement, product liability, commercial, employment, tort, and other litigation. The failure of our devices to operate as intended may result in a product liability claim against us. We believe we maintain adequate levels of product liability insurance coverage and robust quality control systems at our facilitates. However, a product liability claim in excess of our insurance coverage or not covered by existing insurance may materially adversely affect our business, results of operations or cash flows.

12/ATR	2022 Form 10-K

In addition, we are subject to investigations, audits and other proceedings initiated by federal, state, international, national, provincial and local authorities, including regulatory agencies such as the Food and Drug Administration as a result of the products manufactured by our Pharma segment. We are also subject to indemnification claims under various contracts. Current and future litigation, proceedings or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. In addition, these matters could lead to increased operating costs or interruptions of our normal business operations. Litigation, proceedings and indemnification claims involve uncertainties and the eventual outcome of any such matter could adversely affect our business, results of operations or cash flows.
Challenges to, or the loss of, our intellectual property rights could have an adverse impact on our ability to compete effectively. Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a large number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. Furthermore, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as do laws in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain of our competitive advantages, cause us to lose sales or otherwise harm our business. The costs associated with protecting our intellectual property rights could also adversely impact our business.
We are also from time to time subject to claims from third parties suggesting that we may be infringing on their intellectual property rights. If we were held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. Intellectual property litigation, which could result in substantial cost to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks and other intellectual property rights may have a material adverse effect on our business, consolidated financial condition or results of operations.
Government regulation on environmental matters regarding recycling or environmental sustainability policies could impact our business. Future government regulations mandating the use or limitations of certain materials could impact our suppliers, manufacturing processes or the technologies we use and force faster development and adoption of alternative materials or assets used in the production of our products. Additionally, any failure to comply with environmental laws could result in penalties or investigations, which could materially adversely affect our reputation, business and results of operations.
Future government regulations of healthcare cost containment policies may impact our pharmaceutical sales. Review by governments or private insurers of cost containment policies of the number of drugs and prices thereof that will be paid by their insurance systems could affect future sales to the pharmaceutical industry and thereby adversely affect prices of and demand for our pharmaceutical products.
Interest rate volatility could increase our borrowing costs. As our fixed rate debt obligations become due, any refinancing or additional borrowings could potentially be under higher interest rates. In addition, as interest rates increase, our debt service obligation on refinanced indebtedness will increase, impacting our results of operations and cash flows.
We could be subject to changes in tax rates, the adoption of new tax legislation or rules or exposure to additional tax liabilities. Due to economic and political conditions, tax rates in the various jurisdictions in which we operate may be subject to change. Our effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, or changes in tax laws or their interpretations.
We are also subject to examination of our returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. We are also periodically subject to tax assessments resulting from custom duties. If our effective tax rates were to increase in jurisdictions where we have significant operations, or if the ultimate determination of taxes owed or other tax liability is for an amount in excess of amounts previously accrued, our financial condition and operating results could be materially and adversely affected.
We may be adversely affected by the transition away from the London Interbank Offered Rate (“LIBOR”) or other Interbank Rates (IBORs) to Risk Free Rates for our variable rate loans, derivative contracts and other financial assets and liabilities. The publication of the one-week and two-month U.S. dollar LIBOR tenors and all non-U.S. dollar LIBOR tenors have ceased effective January 1, 2022, with publication of the remaining most common U.S. dollar LIBOR tenors (overnight and one, three, six and twelve months) ceasing immediately after June 30, 2023.

13/ATR	2022 Form 10-K

The ongoing transition from LIBOR may cause us to incur increased costs and additional risk. Our revolving credit facility contains provisions allowing for a transition away from U.S. dollar LIBOR. Although the Secured Overnight Financing Rate ("SOFR") has been identified as a recommended alternative reference rate to U.S. dollar LIBOR, SOFR has a limited history and SOFR-based reference rates may perform differently from U.S. dollar LIBOR, which may affect our net interest expense, change our market risk profile and require changes to our risk, pricing and hedging strategies.
General Risk Factors
Global climate change and legal, regulatory, or market measures to address climate change, may negatively affect our business, operations and financial results. There is growing concern that the global economy, including the manufacturing industry, will be affected by the impacts of climate change as the frequency and severity of natural disasters increase. We monitor risks posed by climate change such as physical climate risks, current and emerging regulations, and market risks, as well as the potential impact to our business, operations and financial results, especially where the cost to respond is significant.
If not addressed, repercussions of physical climate-related issues, like water scarcity and drought, could cause disruptions within our value chain, making it more difficult and/or expensive to operate, or impeding our ability to operate. Further, if we are not successful in implementing our plans to reduce both direct and indirect emissions, we could be subject to carbon taxes.
Current and emerging regulation of products may include mandates to limit carbon dioxide and other greenhouse gas emissions throughout the product life cycle; increase the recycled content of raw materials in our products; limit or eliminate the use of certain materials within our products; and improve recyclability or reusability of packaging at the end-of-life. We may encounter increased costs as we reformulate and redesign our product offerings in response to the changing regulatory landscape.
Market risks, like the increased cost or limited availability of certain raw material inputs for our products, including post-consumer recycled (PCR) resins, may impede the production, distribution and sale of certain of our customers' products.
Customers and consumers may change their purchasing behaviors based on the actual or perceived environmental impact of our products. Consumers may begin to opt for products that have a lower carbon footprint or a more circular life cycle. We may encounter increased costs as we reformulate and redesign our product offerings in response to changing customer behaviors, and our efforts may be unsuccessful.
Ownership by Certain Significant Stockholders. Currently, Aptar has five institutional stockholders who each own between 5% and 11% of our outstanding common stock. None of these stockholders have direct representation on our Board of Directors. If one of these stockholders decides to sell significant volumes of our stock, this could put downward pressure on the price of the stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved comments from the SEC.

14/ATR	2022 Form 10-K

ITEM 2. PROPERTIES
We lease or own our principal offices and manufacturing facilities. None of the owned principal properties is subject to a lien or other encumbrance material to our operations. We believe that existing operating leases will be renegotiated as they expire, will be acquired through purchase options or that suitable alternative properties will be leased on acceptable terms. We consider the condition and extent of utilization of our manufacturing facilities and other properties to be generally good, and the capacity of our plants to be adequate for the needs of our business. We manufacture products in 49 locations, with 15 of those facilities serving two segments and seven serving all three of our segments as of December 31, 2022. The locations of our manufacturing facilities, by geographic region/country, are set forth below:

Geographic Region/Country	Number of Manufacturing Facilities	Pharma Manufacturing Facilities	Beauty + Home Manufacturing Facilities	Food + Beverage Manufacturing Facilities
France	12	5	8	0
Germany	6	4	5	2
Rest of Europe	7	2	6	5
North America	9	6	5	6
Latin America	7	1	7	3
China	5	3	2	4
Other Asia	3	1	2	1
Total	49	22	35	21
Our head corporate office is located in Crystal Lake, Illinois. We also have sales, service facilities, and corporate offices in locations in addition to those listed above.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to a number of lawsuits and claims both actual and potential in nature. While management believes the resolution of these claims and lawsuits will not have a material adverse effect on our financial position or results of operations or cash flows, claims and legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur that could include amounts in excess of any accruals which management has established. Were such unfavorable final outcomes to occur, it is possible that they could have a material adverse effect on our financial position, results of operations and cash flows. Please refer to Note 13 – Commitments and Contingencies in Part II, Item 8 – Financial Statements and Supplementary Data for further discussion of contingencies affecting our business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

15/ATR	2022 Form 10-K

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR REGISTRANT’S COMMON EQUITY
Our common stock is traded on the New York Stock Exchange under the symbol “ATR”. As of February 13, 2023, there were approximately 160 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
DIVIDENDS
On January 19, 2023, our Board of Directors declared a quarterly cash dividend of $0.38 per share of common stock, which will be paid on February 23, 2023 to stockholders of record as of February 2, 2023. We have paid an increased annual cash dividend total to stockholders each year for the past 29 years. During 2022, we paid $99.5 million in dividends to stockholders. While we expect to continue to pay a regular quarterly dividend of $0.38 per share in 2023, the timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit facility, applicable law and other factors that the Board of Directors considers relevant.
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended December 31, 2022, the Plan did not purchase any shares of our common stock on behalf of the participants. The Plan sold 5,121 shares of our common stock on behalf of the participants at an average price of $105.52 per share, for an aggregate amount of $540 thousand. At December 31, 2022, the Plan owned 118,132 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the fourth quarter of 2022, we repurchased approximately 191 thousand shares for approximately $19.8 million.
The following table summarizes our purchases of our securities for the quarter ended December 31, 2022:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

10/1 - 10/31/22	—	$—	—	$128.1
11/1 - 11/30/22	147,000	102.56	147,000	113.0
12/1 - 12/31/22	44,000	107.30	44,000	108.3
Total	191,000	$103.65	191,000	$108.3

16/ATR	2022 Form 10-K

SHARE PERFORMANCE
The following graph shows a five year comparison of the cumulative total stockholder return on our common stock as compared to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index and to an index of peer group companies we selected. The companies included in the peer group are: Albemarle Corporation, Ashland Inc., Berry Global Group, Inc., Catalent, Inc., CCL Industries Inc., ICU Medical, Inc., Ingredion Inc., International Flavors & Fragrances, Inc., McCormick & Company, Inc., Sealed Air Corporation, Sensient Technologies Corporation, Silgan Holdings, Inc., Sonoco Products Company, Stericycle, Inc., STERIS plc, Teleflex Inc. and West Pharmaceutical Services, Inc.
Comparison of 5 Year Cumulative Stockholder Returns

$250
$200
$150
$100
$50
$0

	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22
AptarGroup	100	110.55	137.60	164.95	149.22	135.89
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
Peer Group	100	90.73	111.22	138.64	172.27	128.60

The graph and other information furnished in the section titled “Share Performance” under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting” material or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 6. [RESERVED]

17/ATR	2022 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts or as otherwise indicated)
The objective of the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to help the reader understand the financial condition and results of operations of AptarGroup, Inc. from management's perspective. MD&A is presented in eight sections: Overview, Results of Operations, Liquidity and Capital Resources, Recently Issued Accounting Standards, Critical Accounting Estimates, Operations Outlook and Forward-Looking Statements. MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
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
In addition to the information presented herein that conforms to accounting principles generally accepted in the United States of America (“U.S. GAAP”), we also present certain financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S.GAAP financial measures because they allow for a more meaningful period over period comparison of operating results by removing the impact of items that, in management’s view, do not reflect Aptar’s core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the audited consolidated statements of income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See the reconciliation under "Non-U.S. GAAP Measures" below.
For the year ended December 31, 2022, reported sales increased 3% to $3.32 billion from $3.23 billion a year ago. Core sales, excluding the negative impact from changes in currency exchange rates and acquisition effects, increased 9% from 2021. Approximately half of our core sales increase is due to volume growth as many regions experienced post-pandemic re-openings during 2022, while the remaining half of this increase is due to price adjustments related to the passing through of the inflationary impacts of higher resin and other input costs. A reconciliation of core sales growth to reported net sales growth, the most directly comparable U.S. GAAP measure, can be found under "Net Sales" below.
2022 HIGHLIGHTS
•Each segment achieved top line growth with annual sales of $3.3 billion
•Reported sales grew 3% and core sales increased 9%
•Reported earnings per share decreased 1% to $3.59
•Reported net income decreased 2% to $239 million
•Adjusted EBITDA increased 2% to $617 million
•29th consecutive year of paying an increased annual dividend

18/ATR	2022 Form 10-K

RESULTS OF OPERATIONS
The following table sets forth the consolidated statements of income and the related percentages of net sales for the periods indicated. Refer to Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information regarding Results of Operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Year Ended December 31,	2022		2021
	Amount in Thousands $	% of Net Sales	Amount in Thousands $	% of Net Sales

Net sales	$3,322,249	100.0%	$3,227,221	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	2,158,411	65.0	2,070,538	64.1
Selling, research & development and administrative	544,262	16.4	551,242	17.1
Depreciation and amortization	233,706	7.0	234,853	7.3
Restructuring initiatives	6,597	0.2	23,240	0.7
Operating income	379,273	11.4	347,348	10.8
Interest expense	(40,827)	(1.2)	(30,284)	(0.9)
Other (expense) income	(3,742)	(0.1)	4,591	0.1
Income before income taxes	334,704	10.1	321,655	10.0
Net Income	$239,555	7.2%	$243,638	7.5%
Effective tax rate	28.4%		24.3%
Adjusted EBITDA margin (1)	18.6%		18.8%

(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
SIGNIFICANT DEVELOPMENTS
The COVID-19 pandemic resulted in disruptions to the global economy and supply chains. As the rates of transmission slowed in many regions during 2022, we have seen several of our impacted applications return to more normal (pre-pandemic) volume and growth levels. We have seen improvement in sales of our products to our prescription, beauty, hair care and sun care customers as people return to more active lifestyles. However, we have also experienced volume reductions as applications which benefited from the pandemic, such as our personal cleansing and surface cleaner products, food applications, active material science solutions and injectables components, are now up against challenging comparisons to 2021 volume levels.
As of December 31, 2022, the war in Ukraine has not had a significant direct impact on our business though the near-term visibility for this situation is expected to remain fluid and uncertain for the next several quarters. However, we have experienced some indirect impacts on our business, including higher energy and other input costs as well as certain supply chain disruptions.
NET SALES
For the year ended December 31, 2022, reported net sales increased 3% to $3.32 billion from $3.23 billion a year ago. The average U.S. dollar exchange rate strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 6%. There was no significant impact from our acquisitions of Voluntis S.A. ("Voluntis"), Weihai Hengyu Medical Products Co., Ltd. ("Hengyu") and Metaphase Design Group Inc. ("Metaphase") on our consolidated net sales during 2022. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 9% in 2022 compared to 2021. Price increases to our customers due to rising inflationary costs had a strong impact on our core sales during 2022. Of our 9% core sales increase, approximately half of this increase is due to price adjustments related to the passing through of higher resin and other input costs. The remaining half of our core sales increase is due to volume growth mainly in our Pharma segment.

19/ATR	2022 Form 10-K

Year Ended December 31, 2022	Pharma	Beauty +Home	Food + Beverage	Total

Core Sales Growth	13%	7%	5%	9%
Acquisitions	1%	—%	—%	—%
Currency Effects (1)	(8)%	(7)%	(2)%	(6)%
Total Reported Net Sales Growth	6%	—%	3%	3%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
For further discussion on net sales by reporting segment, please refer to the segment analysis of net sales and operating income on the following pages.
The following table sets forth, for the periods indicated, net sales by geographic location:

Years Ended December 31,	2022	% of Total	2021	% of Total

Domestic	$1,100,159	33%	$1,081,823	34%
Europe	1,773,395	53%	1,725,182	53%
Other Foreign	448,695	14%	420,216	13%
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Our cost of sales (“COS”) as a percent of net sales increased to 65.0% in 2022 compared to 64.1% in 2021. While our COS percentage was positively impacted by an improved mix of our higher-margin Pharma product sales compared to 2021, this positive impact was more than offset by the under-absorption at certain Beauty + Home and Food + Beverage sites, especially in North America, due to lingering supply chain issues and our customers working off current inventory levels. During 2021, we also received a $5.6 million favorable Brazilian court ruling that a certain state value added tax should not be included in the calculation of federal gross receipts taxes, which also lowered our 2021 COS percentage. See Note 13 - Commitments and Contingencies of the Condensed Consolidated Financial Statements for further details.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our selling, research & development and administrative expenses (“SG&A”) decreased approximately 1% or $7.0 million to $544.3 million in 2022 compared to $551.2 million in 2021. Excluding changes in foreign currency rates, SG&A increased by approximately $22.7 million compared to the prior year. Of this increase, $3.0 million relates to incremental SG&A costs in 2022 due to our acquisitions of Hengyu and Voluntis which were completed during the third quarter of 2021. The remaining increase is partially related to higher compensation costs, including accruals related to our current short-term incentive and equity compensation programs. We also had an increase in information systems costs due to an upgrade of our enterprise reporting system along with higher professional fees for internal projects and higher travel costs compared to 2021. Also, in March 2022 we recorded a $1.4 million expected net credit loss reserve against the outstanding note receivable from one of our venture investments (Kali Care). SG&A as a percentage of net sales decreased to 16.4% in 2022 compared to 17.1% in the prior year.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expense decreased less than 1% or $1.1 million to $233.7 million in 2022 compared to $234.9 million in 2021. Excluding changes in foreign currency rates, depreciation and amortization expense increased by approximately $12.9 million compared to the prior year. Approximately $4.1 million of this increase is due to our acquisitions of Voluntis and Hengyu completed during the third quarter of 2021 and the remaining increase relates to higher capital spending during the current and prior year to support our growth strategy. Depreciation and amortization as a percentage of net sales decreased to 7.0% in 2022 compared to 7.3% in the prior year.
RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. As of the end of 2021, we had completed the vast majority of our planned initiatives related to our transformation plan, including implementing new commercial strategies, reducing costs and adding capabilities in Asia and in fast growing application fields that we believe will position the segment for future growth and profitability. The cumulative expense incurred for this transformation plan as of December 31, 2022 was approximately $137 million, of which $0.4 million was recognized during 2022.

20/ATR	2022 Form 10-K

We continue to look at our operating structure and are continuing to identify actions to further reduce costs and improve our competitiveness. Restructuring costs for the years ended December 31, 2022 and 2021 are as follows:

Year Ended December 31,	2022	2021
Restructuring Initiatives by Segment
Pharma	$—	$76
Beauty + Home	6,460	10,447
Food + Beverage	137	404
Corporate & Other	—	12,313
Total Restructuring Initiatives	$6,597	$23,240
OPERATING INCOME
Reported operating income increased approximately $31.9 million or 9% to $379.3 million in 2022 compared to $347.3 million in 2021. Excluding changes in foreign currency rates, operating income increased by approximately $60.3 million in 2022 compared to 2021. Strong sales growth, along with lower restructuring costs, during 2022 drove this improvement. Operating income as a percentage of net sales increased to 11.4% in 2022 compared to 10.8% for the prior year.
INTEREST EXPENSE
Interest expense increased by $10.5 million in 2022, primarily as a result of our $400 million 3.60% Senior Notes due March 2032, which were issued on March 7, 2022. See Note 7 – Debt of the Consolidated Financial Statements for further details.
NET OTHER EXPENSE (INCOME)
Net other expense increased $8.3 million in 2022 to a $3.7 million expense compared to $4.6 million of income in 2021. We report the change in the fair value of our PureCycle investment in net other expense. As discussed in Note 20 – Investment in Equity Securities of the Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Consolidated Statements of Income. During 2022, we recognized a $2.1 million loss on this investment while we reported a $4.7 million gain during 2021.
PROVISION FOR INCOME TAXES
The reported effective tax rate on income before income taxes for 2022 and 2021 was 28.4% and 24.3%, respectively. The tax rate for 2022 was higher compared to 2021 due primarily to lower tax benefits from share-based compensation and increased taxes related to a legal entity reorganization.
At December 31, 2022, with the exceptions identified below, we continued to assert indefinite reinvestment of foreign earnings from Aptar's foreign operations. We do not have a balance of foreign earnings that will be subject to U.S. tax upon repatriation under the currently enacted U.S. tax laws. We continually analyze our global working capital requirements as well as local country operation needs.
During 2022, we removed our indefinite reinvestment assertion with respect to undistributed earnings in Germany. We recorded a liability of $0.6 million to reflect the taxes that would be paid when these amounts are distributed. We previously removed the indefinite reinvestment assertion for the pre-2020 earnings in Italy, Switzerland and Colombia, and have accrued $0.6 million for those taxes. We continue to assert indefinite reinvestment with respect to foreign earnings from other countries. We estimate that if the non-U.S. subsidiaries were to make a distribution of their cash or distributable reserves to the U.S., we would incur local country withholding tax and income taxes in the range of $15 million to $20 million. We would recognize such tax expense in our Consolidated Statements of Income and Consolidated Balance Sheets should we change the current indefinite reinvestment assertion on foreign earnings.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income of $239.3 million in 2022 compared to $244.1 million reported in 2021.

21/ATR	2022 Form 10-K

PHARMA SEGMENT

Year Ended December 31,	2022	2021	% Change 2022 vs. 2021

Net Sales	$1,361,256	$1,284,624	6.0%
Adjusted EBITDA (1)	441,622	425,714	3.7
Adjusted EBITDA margin (1)	32.4%	33.1%

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
Reported net sales increased approximately 6% in 2022 to $1.36 billion compared to $1.28 billion in 2021. Changes in currencies negatively affected net sales by 8%, while the acquisitions of Voluntis, Hengyu and Metaphase had a positive impact of 1%. Therefore, core sales increased 13% in 2022 compared to the prior year. The majority of the core sale growth is due to higher product sales volumes while pricing pass-through increases were more than able to offset lower tooling sales during 2022. Core sales of our products to the prescription drug market increased 11% on strong demand for our allergic rhinitis and asthma devices as a result of the destocking effect during 2021. Additionally, within our consumer health care division there were higher incidents of cold and flu during 2022, as well as the Omicron variant of COVID-19 which manifests itself similar to cold and flu symptoms. We also saw strong sales of our products on emergency medical applications for existing and new solutions in the prescription drug market. The 15% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinses and cough and cold solutions. Increased demand for elastomeric components for vaccines and biologics drove the 7% core sales growth in our injectables market. Core sales of our active material science solutions increased 21% mainly on strong demand for our oral solid dose solutions and Activ-Film products used with at-home COVID-19 test kits.

Year Ended December 31, 2022	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health (2)	Total
Core Sales Growth	11%	15%	7%	21%	—%	13%
Acquisitions	—%	—%	2%	—%	100%	1%
Currency Effects (1)	(8)%	(8)%	(9)%	(4)%	—%	(8)%
Total Reported Net Sales Growth	3%	7%	—%	17%	100%	6%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Core sales for the comparable period not deemed significant.
Adjusted EBITDA for 2022 increased to $441.6 million compared to $425.7 million in 2021. This increase was mainly driven by our strong core sales growth described above which was able to compensate for a negative $31.5 million impact from the translation of our foreign currency results into U.S. dollars. However, the lack of margin on the pass-through of higher input costs and incremental startup costs for our digital health investments and elastomeric component capacity expansion led to a lower Adjusted EBITDA margin of 32.4% compared to 33.1% in 2021.

BEAUTY + HOME SEGMENT

Year Ended December 31,	2022	2021	% Change 2022 vs. 2021

Net Sales	$1,438,534	$1,434,022	0.3%
Adjusted EBITDA (1)	166,465	154,689	7.6
Adjusted EBITDA margin (1)	11.6%	10.8%

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

22/ATR	2022 Form 10-K

Reported net sales grew slightly in 2022 to $1.44 billion compared to $1.43 billion in 2021. Changes in currency rates negatively impacted net sales by 7%. Therefore, core sales increased 7% in 2022 compared to the prior year. The majority of this core sales growth came from pass-through of higher input costs. Core sales of our products to the beauty market increased 13% during 2022 as we experienced growth across the majority of our applications. Personal care core sales increased 3% due to higher sales of our hair care and sun care applications. Core sales to the home care markets decreased 12% mainly due to lower tooling sales and reduced demand for our industrial and household cleaner applications as rates of COVID-19 transmission have slowed in certain regions during 2022.

Year Ended December 31, 2022	Personal Care	Beauty	Home Care	Total
Core Sales Growth	3%	13%	(12)%	7%
Currency Effects (1)	(5)%	(8)%	(3)%	(7)%
Total Reported Net Sales Growth	(2)%	5%	(15)%	—%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2022 increased to $166.5 million from $154.7 million in 2021 due primarily to product sales growth and operational improvements mainly during the first half of 2022. These improvements compensated for the negative $10.7 million impact from the translation of our foreign currency results. During the prior year, we reported a $2.7 million favorable value added tax ruling in Brazil, which also negatively impacted the current year comparison.

FOOD + BEVERAGE SEGMENT

Year Ended December 31,	2022	2021	% Change 2022 vs. 2021

Net Sales	$522,459	$508,575	2.7%
Adjusted EBITDA (1)	71,531	79,377	(9.9)
Adjusted EBITDA margin (1)	13.7%	15.6%

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
Reported net sales increased approximately 3% in 2022 to $522.5 million compared to $508.6 million in 2021. Changes in currency rates negatively impacted net sales by 2%. Therefore, core sales increased 5% in 2022 compared to the prior year. Strong tooling sales, along with the pass-through of higher material costs, positively impacted 2022 core sales while volumes were even with 2021 levels. Core sales to the food market increased 8% while core sales to the beverage market decreased 2% during 2022 compared to the prior year. For the food market, we saw strong tooling sales along with growth in our granular powder and food service packaging products. Core sales to the beverage market declined as higher demand for our bottled water applications was not enough to offset the decline in tooling sales.

Year Ended December 31, 2022	Food	Beverage	Total
Core Sales Growth	8%	(2)%	5%
Currency Effects (1)	(2)%	(3)%	(2)%
Total Reported Net Sales Growth	6%	(5)%	3%

(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA for 2022 decreased to $71.5 million compared to $79.4 million in 2021. As discussed above, we experienced strong tooling sales along with the pass-through of higher material costs during 2022. Material pass-throughs do not have any margin, and our tooling sales historically have lower margins than our product sales. This change in sales mix, along with some operational inefficiencies in North America drove our lower Adjusted EBITDA for 2022.
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

23/ATR	2022 Form 10-K

Corporate & Other expenses in 2022 increased to $62.9 million compared to $52.3 million in 2021. This increase is partially related to higher compensation costs, including our short-term incentive and equity compensation programs. We also reported higher professional fees and travel costs as travel returned to normal (pre-pandemic) levels as compared to the prior year. Our results include approximately $1.2 million and $2.0 million realized gains on sales of PCT shares for 2022 and 2021, respectively. As noted above, any unrealized investment gains or losses are removed from our Adjusted EBITDA calculation as we believe that unrealized cost investment gains and losses from changes in market prices are not considered relevant to understanding our reported consolidated earnings or evaluating our periodic economic performance.
NON-U.S. GAAP MEASURES
In addition to the information presented herein that conforms to U.S. GAAP, we also present financial information that does not conform to U.S. GAAP, which are referred to as non-U.S. GAAP financial measures. Management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. We believe it is useful to present these non-U.S. GAAP financial measures because they allow for a better period-over-period comparison of operating results by removing the impact of items that, in management’s view, do not reflect our core operating performance. These non-U.S. GAAP financial measures should not be considered in isolation or as a substitute for U.S. GAAP financial results, but should be read in conjunction with the audited consolidated statements of income and other information presented herein. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measures to arrive at these non-U.S. GAAP financial measures.
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

24/ATR	2022 Form 10-K

	Year Ended December 31, 2022

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$3,322,249	$1,361,256	$1,438,534	$522,459	$—	$—

Reported net income	$239,555
Reported income taxes	95,149
Reported income before income taxes	334,704	346,995	66,978	31,057	(72,199)	(38,127)
Adjustments:
Restructuring initiatives	6,597	—	6,460	137	—
Net unrealized investment loss (1)	3,323				3,323
Transaction costs related to acquisitions	231	231	—	—	—
Adjusted earnings before income taxes	344,855	347,226	73,438	31,194	(68,876)	(38,127)
Interest expense	40,827					40,827
Interest income	(2,700)					(2,700)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	382,982	347,226	73,438	31,194	(68,876)	—
Depreciation and amortization	233,706	94,396	93,027	40,337	5,946	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$616,688	$441,622	$166,465	$71,531	$(62,930)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.6%	32.4%	11.6%	13.7%

(1)Net unrealized investment loss represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).

25/ATR	2022 Form 10-K

	Year Ended December 31, 2021

	Consolidated	Pharma	Beauty + Home	Food + Beverage	Corporate & Other	Net Interest
Net Sales	$3,227,221	$1,284,624	$1,434,022	$508,575	$—	$—

Reported net income	$243,638
Reported income taxes	78,017
Reported income before income taxes	321,655	331,317	47,631	38,650	(69,327)	(26,616)
Adjustments:
Restructuring initiatives	23,240	76	10,447	404	12,313
Net unrealized investment gain (1)	(2,709)				(2,709)
Transaction costs related to acquisitions	3,811	3,811	—	—	—
Adjusted earnings before income taxes	345,997	335,204	58,078	39,054	(59,723)	(26,616)
Interest expense	30,284					30,284
Interest income	(3,668)					(3,668)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	372,613	335,204	58,078	39,054	(59,723)	—
Depreciation and amortization	234,853	90,510	96,611	40,323	7,409	—
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$607,466	$425,714	$154,689	$79,377	$(52,314)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.8%	33.1%	10.8%	15.6%

(1)Net unrealized investment gain represents the change in fair value of our investment in PCT (see Note 20 - Investment in Equity Securities for further details).

Net Debt to Net Capital Reconciliation	December 31, 2022	December 31, 2021

Revolving credit facility and overdrafts	$3,810	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	118,981	142,351
Long-Term Obligations, net of unamortized debt issuance costs	1,052,597	907,024
Total Debt	$1,175,388	$1,196,651
Less:
Cash and equivalents	$141,732	$122,925
Short-term investments	—	740
Net Debt	$1,033,656	$1,072,986

Total Stockholders' Equity	$2,068,204	$1,984,600
Net Debt	1,033,656	1,072,986
Net Capital	$3,101,860	$3,057,586

Net Debt to Net Capital	33.3%	35.1%

26/ATR	2022 Form 10-K

Free Cash Flow Reconciliation	December 31, 2022	December 31, 2021

Net Cash Provided by Operations	$478,617	$363,443
Capital Expenditures	(310,427)	(307,935)
Proceeds from Government Grants	27,795	2,003
Free Cash Flow	$195,985	$57,511
LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment and facilities that are necessary to support our growth, pay quarterly dividends to stockholders, repurchase shares of our common stock and to make acquisitions that will contribute to the achievement of our strategic objectives. Due to uncertainties from the war in Ukraine, potential new global pandemics or COVID-19 variants, uncertain macroeconomic conditions, including rising interest rates and the inflationary environment, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce our capital expenditure levels and share repurchases, as well as evaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents increased to $141.7 million at December 31, 2022 from $122.9 million at December 31, 2021 while total short and long-term interest bearing debt of $1.18 billion at December 31, 2022 decreased from $1.20 billion at December 31, 2021. The ratio of our Net Debt (interest bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 33.3% at December 31, 2022 compared to 35.1% at December 31, 2021. See the reconciliation under "Non-U.S. GAAP Measures".
In 2022, our operations provided approximately $478.6 million in cash flow compared to $363.4 million in 2021. Cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in 2022 cash flow from operations compared to 2021 is primarily attributable to improved working capital management and lower restructuring costs. Based on our current business plan and revenue prospects, we believe that our 2023 operating cash flow will be more than sufficient to fund our working capital needs, scheduled repayments of debt, outstanding purchase commitments as discussed in Note 13 - Commitments and Contingencies and lease arrangements as discussed in Note 8 - Lease Commitments.
We used $295.6 million in cash for investing activities during 2022 compared to $457.2 million during 2021. During 2022, there was a decrease in overall spend related to acquisition activities. Approximately $4.1 million of cash was utilized to fund the Metaphase acquisition in 2022, while in 2021, $89.7 million and $53.8 million of cash was utilized to fund the Voluntis and Hengyu acquisitions, respectively. Additionally, in 2022 we received $27.8 million related to government grant proceeds for our active material science solutions and injectables divisions. In 2023, we expect our capital investments to be in the range of $260 million to $280 million.
Financing activities utilized $162.1 million of cash during 2022, compared to $81.5 million during 2021. During 2022, we received proceeds from long-term obligations of $412.0 million primarily from the issuance of $400 million of our 3.60% Senior Notes due March 2032 during the first quarter of 2022. As part of our bond offering, we paid $4.0 million in debt issuance costs. Additionally, we repaid $143.1 million related to our revolving credit facility, paid $56 million related to our term loan that matured in July 2022, paid $99.5 million of dividends and purchased $92.1 million of treasury stock. We redeemed all $75.0 million of our 3.25% senior unsecured notes during the second quarter of 2022 at a price equal to the principal amount plus accrued interest and a $0.4 million make-whole premium. Additionally, we redeemed all $125.0 million of our 3.49% senior unsecured notes during the third quarter of 2022 at a price equal to the principal amount plus accrued interest. In 2023, we expect to have financing cash outlays of approximately $107.0 million to fund short- and long-term debt obligations as discussed in Note 7 - Debt, which will be covered by cash on hand or additional borrowings on our revolving credit facility.
Refer to Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information regarding cash flows for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

27/ATR	2022 Form 10-K

On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was repaid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of December 31, 2022, there were no borrowings under the revolving credit facility in the U.S. or by our wholly-owned UK subsidiary. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S. and €10 million (approximately $11.4 million based on the exchange rates at the end of 2021) was utilized by our wholly-owned UK subsidiary. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Consolidated Balance Sheets.
Our revolving credit facility and certain long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.71 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.00 to 1.00

(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.1 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which should generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of December 31, 2022.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
For a discussion of recently issued accounting standards, including their impacts, if any, of the adoption of these standards, see Note 1 – Summary of Significant Accounting Policies.
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

28/ATR	2022 Form 10-K

IMPAIRMENT OF GOODWILL
In accordance with current accounting standards, goodwill has an indefinite life and is not amortized. We evaluate our goodwill for impairment at the reporting unit level on an annual basis, or whenever indicators of impairment exist. We have determined that our Beauty + Home and Food + Beverage business segments represent reporting units. In addition to the Pharma business reporting unit, the injectables and active material science solutions divisions of the Pharma segment qualify as separate reporting units for goodwill impairment testing apart from the remaining Pharma business. As of December 31, 2022, we have $945.6 million of goodwill, which is allocated as follows:

Reporting Unit	Balance at December 31, 2022
Pharma	$170,023
Injectables	169,226
Active Material Science Solutions	159,493
Beauty + Home	319,011
Food + Beverage	127,879
Total	$945,632
We believe that the accounting estimates related to determining the fair value of our reporting units is a critical accounting estimate because: (1) it is highly susceptible to change from period to period as it requires management to make assumptions about the future cash flows for each reporting unit over several years, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to projected revenue growth rates, the terminal growth factor, as well as the discount rate. Actual cash flows in the future may differ significantly from those forecasted today. The estimates and assumptions for future cash flows and their impact on the impairment testing of goodwill are a critical accounting estimate.
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
Based on our qualitative assessment of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined it was more likely than not that the fair value of these reporting units was greater than their carrying amounts and therefore no impairment of goodwill was recognized during the year ended December 31, 2022.
INCOME TAXES
We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater-than-50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.
At December 31, 2022 and 2021, we had $114.8 million and $130.2 million, respectively, of deferred tax assets net of valuation allowance on our balance sheet, a significant portion of which is related to net operating losses and other tax attribute carryforwards. The ultimate realization of these deferred tax assets is dependent upon the amount, source, and timing of future taxable income. In cases where we believe it is more likely than not that we may not realize the future potential tax benefits, we establish a valuation allowance against the deferred tax assets.

29/ATR	2022 Form 10-K

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
Management applied judgment in determining the fair value of the acquired assets with respect to the acquisitions of Metaphase, Voluntis, and Hengyu, including the fair values of acquired intangibles including acquired technology and customer relationships. The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated life of the assets, can materially impact net income in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In particular, judgment was applied with respect to determining the fair value of acquired technology and customer relationships intangible assets, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, the revenue growth rates, the customer attrition rates, the technology obsolescence rate, the EBITDA margins and the discount rate.
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
The discount rate is utilized principally in calculating our pension obligations, which are represented by the Accumulated Benefit Obligation ("ABO") and the Projected Benefit Obligation (“PBO”), and in calculating net periodic benefit cost. In establishing the discount rate for our foreign plans, we review a number of relevant interest rates including AA corporate bond yields. In establishing the discount rate for our domestic plans, we match the hypothetical duration of our plans, using a weighted average duration that is based upon projected cash payments, to a simulated bond portfolio (FTSE Pension Index Curve). At December 31, 2022, the discount rates for our domestic and foreign plans were 5.15% and 3.69%, respectively.
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
To the extent the discount rates increase (or decrease), our PBO and net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease in each discount rate would be a $43.7 million increase in the PBO ($33.6 million for the domestic plans and $10.1 million for the foreign plans) and a $10.9 million increase in net periodic benefit cost ($10.3 million for the domestic plans and $0.6 million for the foreign plans). To the extent the PBO increases, the after-tax effect of such increase could reduce Other Comprehensive Income and Stockholders’ Equity. The estimated effect of a 1% increase in each discount rate would be a $35.3 million decrease in the PBO ($26.5 million for the domestic plans and $8.8 million for the foreign plans) and a $8.5 million decrease in net periodic benefit cost ($7.9 million for the domestic plans and $0.6 million for the foreign plans).
The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested to provide for the benefits included in the PBO. Of domestic plan assets, approximately 47% was invested in equities, 27% was invested in fixed income securities, 10% was invested in hedge funds, 8% was invested in infrastructure securities, 7% was invested in real estate securities and 1% was invested in money market funds, at December 31, 2022. Of foreign plan assets, approximately 92% was invested in investment funds, 5% was invested in equity securities, 1% was invested in corporate securities, 1% was invested in fixed income securities and 1% was invested in money market funds at December 31, 2022.
The expected long-term rate of return assumptions are determined based on our investment policy combined with expected risk premiums of equities and fixed income securities over the underlying risk-free rate. This rate is utilized principally in calculating the expected return on the plan assets component of the net periodic benefit cost. To the extent the actual rate of return on assets realized over the course of a year is greater or less than the assumed rate, that year’s net periodic benefit cost is not affected. Rather, this gain (or loss) reduces (or increases) future net periodic benefit cost over a period of approximately 15 to 20 years. To the extent the expected long-term rate of return on assets increases (or decreases), our net periodic benefit cost will decrease (or increase) accordingly. The estimated effect of a 1% decrease (or increase) in each expected long-term rate of return on assets would be a $2.4 million increase (or decrease) in net periodic benefit cost.

30/ATR	2022 Form 10-K

The average rate of compensation increase is utilized principally in calculating the PBO and the net periodic benefit cost. The estimated effect of a 0.5% decrease in each of the expected compensation rates would be a $4.8 million decrease in the PBO ($1.1 million decrease for the domestic plans and $3.7 million decrease for the foreign plans) and a $1.1 million decrease to the net periodic benefit cost. The estimated effect of a 0.5% increase in each of the expected compensation rates would be a $5.2 million increase in the PBO ($1.2 million increase for the domestic plans and $4.0 million increase for the foreign plans) and a $1.1 million increase to the net periodic benefit cost.
Our primary pension related assumptions as of December 31, 2022 and 2021 were as follows:

Actuarial Assumptions as of December 31,	2022	2021

Discount rate:
Domestic plans	5.15%	2.75%
Foreign plans	3.69%	1.09%
Expected long‑term rate of return on plan assets:
Domestic plans	7.00%	7.00%
Foreign plans	3.53%	3.56%
Rate of compensation increase:
Domestic plans	3.20%	3.17%
Foreign plans	3.21%	3.05%
In order to determine the 2023 net periodic benefit cost, we expect to use the discount rates, expected long-term rates of return on plan assets and rates of compensation assumptions as of December 31, 2022. The estimated impact of the changes to the assumptions as noted in the table above on our 2023 net periodic benefit cost is expected to be a decrease of approximately $20.1 million.
OPERATIONS OUTLOOK
Looking to the first quarter, we expect the momentum to continue in Pharma, especially for prescription and consumer healthcare as well as in our beauty end-markets such as fragrance and skincare. A key focus in 2023 and beyond will be to continue to leverage our fixed cost base and increase efficiencies.
Aptar expects earnings per share for the first quarter of 2023, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition-related costs, to be in the range of $0.85 to $0.93 and this guidance is based on an effective tax rate range of 25.5% to 27.5%.
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
•the execution of our fixed cost initiatives;
•the availability of direct labor workers and the increase in direct labor costs, especially in North America;
•our ability to preserve organizational culture and maintain employee productivity in the work-from-home environment caused by the current pandemic;
•the availability of raw materials and components (particularly from sole sourced suppliers) as well as the financial viability of these suppliers;

31/ATR	2022 Form 10-K

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

32/ATR	2022 Form 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial condition and results of operations. Conversely, a weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial condition and results of operations. Additionally, in some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales may impact our results of operations.
The table below provides information as of December 31, 2022 about our forward currency exchange contracts. The majority of the contracts expire before the end of the first quarter of 2023.

Year Ended December 31, 2022 Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$17,388	1.0254	12,000 - 17,388
EUR / BRL	11,096	5.3830	11,046 - 11,096
EUR / THB	4,911	37.8142	4,477 - 4,911
CNY / EUR	4,638	0.1346	0 - 4,638
MXN / USD	4,000	0.0498	4,000 - 6,500
CZK / EUR	3,245	0.0406	509 - 3,245
USD / CNY	2,000	6.9694	2,000 - 2,000
USD / EUR	1,082	0.9779	1,082 - 6,613
EUR / MXN	1,068	20.2073	1,068 - 2,990
EUR / CNY	1,068	7.3377	1,068 - 2,691
GBP / EUR	802	1.1434	422 - 802
CHF / EUR	356	1.0206	356 - 2,402
EUR / GBP	262	0.8809	0 - 262
CHF / USD	162	1.0495	150 - 162
USD / GBP	155	0.8452	0 - 155
Total	$52,233
As of December 31, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other and $0.3 million in Accounts payable, accrued and other liabilities in the Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $8.8 million and is reported in accrued and other liabilities on the Consolidated Balance Sheets.

33/ATR	2022 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Year Ended December 31,	2022	2021	2020
Net Sales	$3,322,249	$3,227,221	$2,929,340
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	2,158,411	2,070,538	1,842,821
Selling, research & development and administrative	544,262	551,242	500,229
Depreciation and amortization	233,706	234,853	220,300
Restructuring initiatives	6,597	23,240	26,492
Total Operating Expenses	2,942,976	2,879,873	2,589,842
Operating Income	379,273	347,348	339,498
Other (Expense) Income:
Interest expense	(40,827)	(30,284)	(33,244)
Interest income	2,700	3,668	958
Net investment (loss) gain	(2,110)	4,709	3,064
Equity in results of affiliates	467	(692)	(1,443)
Miscellaneous, net	(4,799)	(3,094)	(7,678)
Total Other Expense	(44,569)	(25,693)	(38,343)
Income before Income Taxes	334,704	321,655	301,155
Provision for Income Taxes	95,149	78,017	87,065
Net Income	$239,555	$243,638	$214,090
Net (Income) Loss Attributable to Noncontrolling Interests	(267)	459	(50)
Net Income Attributable to AptarGroup, Inc.	$239,288	$244,097	$214,040
Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$3.66	$3.72	$3.32
Diluted	$3.59	$3.61	$3.21

Dividends per Common Share	$1.52	$1.50	$1.44
See accompanying notes to consolidated financial statements.

34/ATR	2022 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands

Year Ended December 31,	2022	2021	2020
Net Income	$239,555	$243,638	$214,090
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(80,431)	(71,742)	79,109
Changes in derivative (losses) gains, net of tax	(6,620)	1,307	315
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	54,149	26,409	(27,268)
Prior service cost, net of tax	—	—	1,879
Amortization of prior service cost included in net income, net of tax	130	127	294
Amortization of net loss included in net income, net of tax	6,256	9,300	5,920
Total defined benefit pension plan, net of tax	60,535	35,836	(19,175)
Total other comprehensive (loss) income	(26,516)	(34,599)	60,249
Comprehensive Income	213,039	209,039	274,339
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	924	726	(60)
Comprehensive Income Attributable to AptarGroup, Inc.	$213,963	$209,765	$274,279
See accompanying notes to consolidated financial statements.

35/ATR	2022 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands

December 31,	2022	2021
Assets
Cash and equivalents	$141,732	$122,925
Short-term investments	—	740
Total Cash and equivalents and Short-term investments	141,732	123,665
Accounts and notes receivable, less current expected credit loss ("CECL") of $9,519 in 2022 and $7,374 in 2021	676,987	671,350
Inventories	486,806	441,464
Prepaid and other	124,766	121,729
Total Current Assets	1,430,291	1,358,208
Land	30,197	31,436
Buildings and improvements	693,542	631,897
Machinery and equipment	2,925,517	2,862,142
Property, Plant and Equipment, Gross	3,649,256	3,525,475
Less: Accumulated depreciation	(2,305,592)	(2,249,598)
Property, Plant and Equipment, Net	1,343,664	1,275,877
Investments in equity securities	52,308	59,485
Goodwill	945,632	974,157
Intangible assets, net	315,744	362,343
Operating lease right-of-use assets	58,675	62,454
Miscellaneous	57,144	48,840
Total Other Assets	1,429,503	1,507,279
Total Assets	$4,203,458	$4,141,364
See accompanying notes to consolidated financial statements.

36/ATR	2022 Form 10-K

AptarGroup, Inc.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts

December 31,	2022	2021
Liabilities and Stockholders’ Equity
Revolving credit facility and overdrafts	$3,810	$147,276
Current maturities of long-term obligations, net of unamortized debt issuance costs	118,981	142,351
Accounts payable, accrued and other liabilities	794,385	692,865
Total Current Liabilities	917,176	982,492
Long-Term Obligations, net of unamortized debt issuance costs	1,052,597	907,024
Deferred income taxes	20,563	27,547
Retirement and deferred compensation plans	48,977	116,809
Operating lease liabilities	42,948	48,010
Deferred and other non-current liabilities	52,993	74,882
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	165,481	267,248
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 70.8 and 70.4 million shares issued as of December 31, 2022 and 2021, respectively	709	704
Capital in excess of par value	968,618	916,534
Retained earnings	1,929,240	1,789,413
Accumulated other comprehensive loss	(341,366)	(316,041)
Less: Treasury stock at cost, 5.6 and 4.9 million shares as of December 31, 2022 and 2021, respectively	(503,266)	(421,203)
Total AptarGroup, Inc. Stockholders’ Equity	2,053,935	1,969,407
Noncontrolling interests in subsidiaries	14,269	15,193
Total Stockholders’ Equity	2,068,204	1,984,600
Total Liabilities and Stockholders’ Equity	$4,203,458	$4,141,364
See accompanying notes to consolidated financial statements.

37/ATR	2022 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2022, 2021 and 2020

In thousands
	AptarGroup, Inc. Stockholders’ Equity
	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity
Balance - December 31, 2019	$1,523,820	$(341,948)	$686	$(381,238)	$770,596	$336	$1,572,252
Net income	214,040	—	—	—	—	50	214,090
Adoption of CECL standard	(1,377)	—	—	—	—	—	(1,377)
Foreign currency translation adjustments	—	79,099	—	—	—	10	79,109
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	(19,175)	—	—	—	—	(19,175)
Changes in derivative gains (losses), net of tax	—	315	—	—	—	—	315
Stock awards and option exercises	—	—	9	19,655	78,565	—	98,229
Cash dividends declared on common stock	(92,658)	—	—	—	—	—	(92,658)
Balance - December 31, 2020	$1,643,825	$(281,709)	$695	$(361,583)	$849,161	$396	$1,850,785
Net income	244,097	—	—	—	—	(459)	243,638
Acquisitions of non-controlling interest	—	—	—	—	—	38,543	38,543
Purchases of subsidiary shares from non-controlling interest	—	—	—	—	—	(23,020)	(23,020)
Foreign currency translation adjustments	—	(71,475)	—	—	—	(267)	(71,742)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	35,836	—	—	—	—	35,836
Changes in derivative gains (losses), net of tax	—	1,307	—	—	—	—	1,307
Stock awards and option exercises	—	—	9	18,528	67,373	—	85,910
Cash dividends declared on common stock	(98,509)	—	—	—	—	—	(98,509)
Treasury stock purchased	—	—	—	(78,148)	—	—	(78,148)
Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income	239,288	—	—	—	—	267	239,555
Foreign currency translation adjustments	—	(79,240)	—	—	—	(1,191)	(80,431)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	60,535	—	—	—	—	60,535
Changes in derivative gains (losses), net of tax	—	(6,620)	—	—	—	—	(6,620)
Stock awards and option exercises	—	—	5	10,063	52,084	—	62,152
Cash dividends declared on common stock	(99,461)	—	—	—	—	—	(99,461)
Treasury stock purchased	—	—	—	(92,126)	—	—	(92,126)
Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
See accompanying notes to consolidated financial statements.

38/ATR	2022 Form 10-K

AptarGroup, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, brackets denote cash outflows

Year Ended December 31,	2022	2021	2020

Cash Flows from Operating Activities:
Net income	$239,555	$243,638	$214,090
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	190,132	193,781	180,513
Amortization	43,574	41,072	39,787
Stock-based compensation	40,937	38,870	34,148
Provision for CECL	3,213	1,601	865
Loss on disposition of fixed assets	397	217	2,627
Net loss (gain) on remeasurement of equity securities	2,110	(4,709)	(64)
Deferred income taxes	(12,106)	(14,356)	(8,198)
Defined benefit plan expense	24,560	29,188	23,372
Equity in results of affiliates	(467)	692	1,443
Impairment loss	307	376	—
Change in fair value of contingent consideration	(8,598)	2,768	5,230
Changes in balance sheet items, excluding effects from foreign currency adjustments and acquisitions:
Accounts and other receivables	(27,937)	(123,251)	13,455
Inventories	(60,354)	(79,961)	13,722
Prepaid and other current assets	(6,787)	(5,538)	(3,078)
Accounts payable, accrued and other liabilities	55,098	52,305	65,592
Income taxes payable	17,081	(4,631)	(6,091)
Retirement and deferred compensation plan liabilities	(13,093)	(8,726)	(7,267)
Other changes, net	(9,005)	107	7
Net Cash Provided by Operations	478,617	363,443	570,153
Cash Flows from Investing Activities:
Capital expenditures	(310,427)	(307,935)	(245,954)
Proceeds from government grants	27,795	2,003	—
Proceeds from sale of property, plant and equipment	93	5,231	5,261
Maturity of short-term investments	740	—	—
Purchase of short-term investments	—	(497)	(243)
Acquisition of business, net of cash acquired	(4,100)	(148,420)	(164,181)
Acquisition of intangible assets	(5,189)	—	(6,092)
Investment in equity securities	—	(6,870)	(39,628)
Proceeds from sale of investment in equity securities	1,599	2,434	—
Notes receivable, net	(6,153)	(3,185)	(1,141)
Net Cash Used by Investing Activities	(295,642)	(457,239)	(451,978)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	39,944	14,931	22,342
Repayments of notes payable and overdrafts	(38,837)	(13,701)	(36,314)
Proceeds and repayments of short term revolving credit facility, net	(143,055)	92,863	27,000
Proceeds from long-term obligations	412,021	11,703	4,852
Repayments of long-term obligations	(265,085)	(68,845)	(64,735)
Payment of contingent consideration obligation	—	—	(2,765)
Dividends paid	(99,461)	(98,509)	(92,658)
Credit facility costs	(4,009)	(1,718)	—
Proceeds from stock option exercises	28,512	59,906	68,555
Purchase of treasury stock	(92,126)	(78,148)	—
Net Cash Used by Financing Activities	(162,096)	(81,518)	(73,723)
Effect of Exchange Rate Changes on Cash	(1,072)	(6,731)	13,545
Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	19,807	(182,045)	57,997
Cash and Equivalents and Restricted Cash at Beginning of Period	122,925	304,970	246,973
Cash and Equivalents and Restricted Cash at End of Period	$142,732	$122,925	$304,970
Supplemental Cash Flow Disclosure:
Interest paid	$35,509	$29,070	$33,317
Income taxes paid	87,529	94,968	93,575

39/ATR	2022 Form 10-K

Restricted cash included in the line item prepaid and other on the Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition in 2022 and the Fusion acquisition in 2020.

Year Ended December 31,	2022	2021	2020

Cash and equivalents	$141,732	$122,925	$300,137
Restricted cash included in prepaid and other	1,000	—	4,833
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$142,732	$122,925	$304,970
See accompanying notes to consolidated financial statements.

40/ATR	2022 Form 10-K

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
AptarGroup’s organizational structure consists of three market-focused business segments which are Pharma, Beauty + Home and Food + Beverage through the year ended December 31, 2022.
The COVID-19 pandemic resulted in disruptions to the global economy and supply chains. As the rates of transmission slowed in many regions during 2022, we have seen several of our impacted applications return to more normal (pre-pandemic) volume and growth levels. We have seen improvement in sales of our products to our prescription, beauty, hair care and sun care customers as people return to more active lifestyles. However, we have also experienced volume reductions as applications which benefited from the pandemic, such as our personal cleansing and surface cleaner products, food applications, active material science solutions and injectables components, are now up against challenging comparisons to 2021 volume levels.
As of December 31, 2022, the war in Ukraine has not had a significant direct impact on our business, though the near-term visibility for this situation is expected to remain fluid and uncertain for the next several quarters. However, we have experienced some indirect impacts on our business, including higher energy and other input costs as well as certain supply chain disruptions.
In late 2017, we began a business transformation plan to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness (see Note 21 – Restructuring Initiatives for further details). The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions have were also addressed. During 2022, 2021 and 2020, we recognized approximately $0.4 million, $23.2 million and $26.5 million, respectively, of restructuring costs related to this plan. As of December 31, 2021, we had completed the vast majority of our planned initiatives related to this plan and do not expect any significant, additional restructuring expenses related to this plan.
Beginning July 1, 2018, we have applied highly inflationary accounting for our Argentinian subsidiary pursuant to U.S. GAAP. We have changed the functional currency from the Argentinian peso to the U.S. dollar. We remeasure our peso denominated assets and liabilities using the official rate. In September 2019, the President of Argentina reinstituted exchange controls restricting foreign currency purchases in an attempt to stabilize Argentina’s financial markets. As a result of these currency controls, a legal mechanism known as the Blue Chip Swap emerged in Argentina for reporting entities to transfer U.S. dollars. The Blue Chip Swap rate has diverged significantly from Argentina’s “official rate” due to the economic environment. During the second quarter of 2020, we transferred U.S. dollars into Argentina through the Blue Chip Swap method and we recognized a gain of $1.0 million. This gain helped to offset foreign currency losses due to our Argentinian peso exposure and devaluation against the U.S. dollar. During the third quarter of 2021, we utilized the Blue Chip Swap and recognized a gain of $1.4 million. Our Argentinian operations contributed less than 2.0% of consolidated net assets and revenues at and for the year ended December 31, 2022.
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
ACCOUNTS RECEIVABLE AND CURRENT EXPECTED CREDIT LOSSES
At December 31, 2022, we reported $677 million of accounts receivable, net of CECL of $9.5 million. The allowance is estimated using reasonable and supportable information that is available at the reporting date about past events, current conditions and forecasts of future economic conditions. Changes in CECL were not material for the year ended December 31, 2022.
INVENTORIES
Inventories are stated at lower of cost or net realizable value. Cost of our inventories is determined by costing methods that approximate a first-in, first-out ("FIFO") basis. Costs included in inventories are raw materials, direct labor and manufacturing overhead.

41/ATR	2022 Form 10-K

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
INVESTMENTS IN EQUITY SECURITIES
We account for our 20% to 50% owned investments using the equity method. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value. Any related changes in fair value are recognized in net income unless the investments qualify for a practicality exception. There were no dividends received from affiliated companies in 2022, 2021 and 2020.
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
Management believes goodwill in purchase transactions has continuing value. Goodwill is not amortized and must be tested annually, or more frequently as circumstances dictate, for impairment. The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e., greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as the “step zero” approach and is an optional step in the annual goodwill impairment analysis. Management has performed this qualitative assessment as of October 1, 2022 and October 1, 2021 for each of our reporting units. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts and therefore no impairment of goodwill is required.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded in each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction.
PURCHASE OF TREASURY STOCK
During 2022 and 2021, we repurchased 860 thousand and 615 thousand shares, respectively, all of which were returned to treasury stock. In 2020, we did not repurchase any shares of our common stock. If retired, common stock is reduced by the number of shares retired at $0.01 par value per share. We allocate the excess purchase price over par value between additional paid-in capital and retained earnings.

42/ATR	2022 Form 10-K

RESEARCH & DEVELOPMENT EXPENSES
Research and development costs, net of any customer funded research and development or government research and development credits, are expensed as incurred. These costs amounted to $93.5 million, $99.8 million and $92.5 million in 2022, 2021 and 2020, respectively.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation on a current or deferred basis. We will provide for the necessary withholding tax, local income taxes, and U.S. federal and state income tax when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.
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
TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of the majority of our foreign operations are their local currencies. Assets and liabilities of our foreign operations are translated into U.S. dollars at the rates of exchange on the balance sheet date. Sales and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are accumulated in a separate section of Stockholders’ Equity. Realized and unrealized foreign currency transaction gains and losses are reflected in income, as a component of miscellaneous income and expense, and represented losses of $7.2 million, $1.4 million and $5.6 million in 2022, 2021 and 2020, respectively.
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

43/ATR	2022 Form 10-K

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
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, we account for the lease and non-lease components as a single lease component. We have elected not to recognize ROU assets and lease liabilities that arise from short-term leases (a lease whose term is 12 months or less and does not include a purchase option that we are reasonably certain to exercise).
Certain vehicle lease contracts include guaranteed residual value that is considered in the determination of lease classification. The probability of having to satisfy a residual value guarantee is not considered for the purpose of lease classification, but is considered when measuring a lease liability.
GOVERNMENT GRANTS
We record non-reimbursable government grants when there is reasonable assurance that we will comply with the relevant conditions of the grant agreement and the grant funds will be received. When a grant is received toward the purchase or construction of an asset, the funds received are recorded as a contra-asset and deducted from the cost of the related asset. Additionally, we record expenses net of reimbursements for government grants from a reimbursement of cost.

During 2022, we received a $10.5 million government grant to be used toward the expansion of an existing injectables facility. This award will support the delivery of components for COVID-19 vaccines. The French government will fund approximately $14.0 million for the expansion of the facility, for which there is no clawback option. As of December 31, 2022, we recorded the $10.5 million received as a contra-asset within property, plant and equipment in the Consolidated Balance Sheets and reported in the proceeds from government grants within the investing section of the Consolidated Statements of Cash Flows.
During 2022 and 2021, we received $17.3 million and $2.0 million, respectively, in government grants to be used toward the construction of a new facility in Alabama. This award will support expanded domestic production capacity for our active material science solutions proprietary Activ-Film technology, which is used to protect and enhance COVID-19 test kit integrity and accuracy. Under the terms of the grant agreement, the U.S. government will fund approximately $19 million to build an operating facility, for which there is no clawback provision, in exchange for the new facility to be on standby for the government for a period of 16 months after construction. As of December 31, 2022 and 2021, we recorded the $17.3 million and $2.0 million, respectively, received as a contra-asset within property, plant and equipment in the Consolidated Balance Sheets and reported in the proceeds from government grants within the investing section of the Consolidated Statements of Cash Flows.
SUPPLY CHAIN FINANCE PROGRAM
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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Consolidated Balance Sheets, and associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of December 31, 2022 and 2021, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $30.8 million and $30.1 million, respectively.

	2022	2021
SCF obligations outstanding at the beginning of the year	$30,144	$23,000
Additions	133,148	108,439
Settlements	(132,459)	(101,295)
SCF obligations outstanding at the end of the year	$30,833	$30,144
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

44/ATR	2022 Form 10-K

To the extent our financial position allows and there is a clear financial benefit, we from time-to-time benefit from early payment discounts with some suppliers. We have lengthened the payment terms with our suppliers to be in line with customer trends. While we have offered third party alternatives for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as the economic conditions currently are not beneficial for us.
ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405), which enhances the transparency of supplier finance programs and requires certain disclosures for a buyer in a supplier finance program. The requirements are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 13, 2023. Early adoption is permitted. We adopted this guidance in the fourth quarter of 2022 and expanded our disclosure to include a roll forward of our supply chain finance program.
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
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and could be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2022, we have amended the revolving credit facility to provide mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. We are evaluating any further impact this standard may have on our Consolidated Financial Statements and anticipate no further significant impacts. We plan on adopting this guidance during the second quarter of 2023.
Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our consolidated financial statements.
NOTE 2 REVENUE
Revenue by segment and geography based on shipped from locations for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Year Ended December 31, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$836,447	$426,401	$27,075	$71,333	$1,361,256
Beauty + Home	801,798	373,125	160,827	102,784	1,438,534
Food + Beverage	135,150	300,633	47,561	39,115	522,459
Total	$1,773,395	$1,100,159	$235,463	$213,232	$3,322,249

	For the Year Ended December 31, 2021
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$830,552	$374,063	$21,482	$58,527	$1,284,624
Beauty + Home	765,071	412,761	147,569	108,621	1,434,022
Food + Beverage	129,559	294,999	46,992	37,025	508,575
Total	$1,725,182	$1,081,823	$216,043	$204,173	$3,227,221

45/ATR	2022 Form 10-K

	For the Year Ended December 31, 2020
Segment	Europe	Domestic	Latin America	Asia	Total
Pharma	$808,834	$350,265	$23,157	$43,523	$1,225,779
Beauty + Home	681,936	384,004	141,846	90,365	1,298,151
Food + Beverage	113,286	231,717	29,040	31,367	405,410
Total	$1,604,056	$965,986	$194,043	$165,255	$2,929,340
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2021	Balance as of December 31, 2022	Increase/ (Decrease)
Contract asset (current)	$16,878	$16,736	$(142)
Contract liability (current)	$86,340	$80,241	$(6,099)
Contract liability (long-term)	$21,905	$25,361	$3,456
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during 2022 against contract liabilities is $141.5 million, including $64.2 million relating to contract liabilities at the beginning of the year. Current contract assets and long-term contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts Payable, Accrued and Other Liabilities and Deferred and Other Non-current Liabilities, respectively, within our Consolidated Balance Sheets.
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
There also exist instances where we manufacture highly customized products that have no alternative use to us and for which we have an enforceable right to payment for performance completed to date. For these products, we transfer control and recognize revenue over time by measuring progress toward completion using the Output Method based on the number of products produced. As we normally make our products to a customer’s order, the time between production and shipment of our products is typically within a few weeks. We believe this measurement provides a faithful depiction of the transfer of goods as the costs incurred reflect the value of the products produced.

46/ATR	2022 Form 10-K

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
Tooling Sales
We also build or contract for molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, we recognize revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to us and we have an enforceable right to payment for performance completed to date, we transfer control and recognize revenue over time by measuring progress toward completion using the Input Method based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. We do not have any material significant payment terms as payment is typically either received during the mold-build process or shortly after completion.
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of December 31, 2022 or December 31, 2021.
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
Current uncertainty in credit and market conditions due to the COVID-19 pandemic, the war in Ukraine, rising interest rates and inflation may slow our collection efforts if customers experience significant difficulty accessing credit and paying their obligations. Retaliatory sanctions imposed by the U.S. and other NATO members in relation to the Russia-Ukraine war could delay payment, which may lead to higher than normal accounts receivable and increased CECL charges.
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

47/ATR	2022 Form 10-K

NOTE 3 INVENTORIES
Inventories, by component net of reserves, consisted of:

	2022	2021
Raw materials	$159,041	$140,818
Work in process	153,592	137,654
Finished goods	174,173	162,992
Total	$486,806	$441,464
NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2022 are as follows by reporting segment:

	Pharma	Beauty + Home	Food + Beverage	Total

Balance as of December 31, 2020	$436,731	$333,111	$128,679	$898,521
Acquisition	104,433	—	—	104,433
Foreign currency exchange effects	(20,967)	(7,392)	(438)	(28,797)
Balance as of December 31, 2021	$520,197	$325,719	$128,241	$974,157
Acquisitions	3,029	—	—	3,029
Foreign currency exchange effects	(24,484)	(6,708)	(362)	(31,554)
Balance as of December 31, 2022	$498,742	$319,011	$127,879	$945,632
We have completed the annual impairment analysis of our reporting units as of October 1, 2022. Based on our review of macroeconomic, industry, and market events and circumstances as well as the overall financial performance of the reporting units, we determined that it was more likely than not that the fair value of these reporting units was greater than their carrying amounts. No impairment was recognized during the years ended December 31, 2022, 2021 or 2020.
The table below shows a summary of intangible assets for the years ended December 31, 2022 and 2021.

		2022			2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	8.8	$8,044	$(1,968)	$6,076	$2,767	$(1,528)	$1,239
Acquired technology	11.5	135,191	(56,628)	78,563	140,936	(45,613)	95,323
Customer relationships	13.4	305,994	(99,130)	206,864	311,964	(77,512)	234,452
Trademarks and trade names	7.2	43,998	(28,190)	15,808	44,893	(22,886)	22,007
License agreements and other	38.6	15,425	(6,992)	8,433	16,179	(6,857)	9,322
Total intangible assets	13.2	$508,652	$(192,908)	$315,744	$516,739	$(154,396)	$362,343
Aggregate amortization expense for the intangible assets above for the years ended December 31, 2022, 2021 and 2020 was $43,574, $41,072 and $39,787, respectively.

48/ATR	2022 Form 10-K

Future estimated amortization expense for the years ending December 31 is as follows:

2023	$43,723
2024	40,547
2025	39,061
2026	36,863
2027	29,720
2028 and thereafter	125,830
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of December 31, 2022.
NOTE 5 ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES
At December 31, 2022 and 2021, Accounts payable, accrued and other liabilities consisted of the following:

	2022	2021
Accounts payable, principally trade	$320,281	$285,262
Accrued employee compensation costs	209,566	195,308
Customer deposits and other unearned income	80,113	86,953
Other accrued liabilities	184,425	125,342
Total	$794,385	$692,865
NOTE 6 INCOME TAXES
Income before income taxes consists of:

Years Ended December 31,	2022	2021	2020
United States	$65,350	$101,353	$91,555
International	269,354	220,302	209,600
Total	$334,704	$321,655	$301,155
The provision (benefit) for income taxes is composed of:

Years Ended December 31,	2022	2021	2020
Current:
U.S. Federal	$12,791	$11,932	$9,934
State/Local	2,265	4,917	3,094
International	92,199	75,524	82,235
	$107,255	$92,373	$95,263
Deferred:
U.S. Federal/State	$(882)	$(11,168)	$(2,270)
International	(11,224)	(3,188)	(5,928)
	$(12,106)	$(14,356)	$(8,198)
Total	$95,149	$78,017	$87,065

49/ATR	2022 Form 10-K

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes is as follows:

Years Ended December 31,	2022	2021	2020
Income tax at statutory rate	$70,288	$67,547	$63,243
State income taxes, net of federal tax effect	1,475	1,616	2,396
Excess tax benefits from share-based compensation	(3,306)	(16,060)	(11,625)
Deferred tax (benefits) charges, incl. tax rate changes	(2,349)	(1,040)	4,110
U.S. Global Intangible Low-Taxed Income ("GILTI") and Base Erosion Anti-Abuse Tax ("BEAT")	3,129	—	(3,909)
Valuation allowance	1,486	4,485	1,332
Legal entity reorganization	5,850	—	—
Rate differential on earnings of foreign operations	19,165	20,831	24,901
Other items, net	(589)	638	6,617
Actual income tax provision	$95,149	$78,017	$87,065
Effective income tax rate	28.4%	24.3%	28.9%
The 2022 effective tax rate of 28.4% includes a $5.9 million charge for taxes related to a legal entity reorganization intended to enhance our dividend and cash management capabilities. Excluding this impact, the effective tax rate was 26.7%. The provision for income tax is favorably impacted by excess tax benefits on deductible share-based compensation. The tax provision for 2022 reflects a $3.3 million benefit from this item compared with a $16.1 million and $11.6 million tax benefit for 2021 and 2020, respectively. Valuation allowances against deferred tax assets are comprised of cumulative losses, credits and other timing differences. Our mix of earnings has an unfavorable tax rate impact since a majority of our pretax income is earned in higher tax jurisdictions.
Significant deferred tax assets and liabilities as of December 31, 2022 and 2021 are composed of the following temporary differences:

	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$45,823	$47,660
Operating and finance leases	20,974	22,492
Pension liabilities	8,178	29,770
Share-based compensation	9,970	6,764
U.S. federal tax credits	—	4,226
U.S. state tax credits	6,777	7,047
Vacation and bonus	14,681	13,450
U.S. capitalized research expenditures	27,840	19,633
Inventory	4,736	6,969
Accrued liabilities and other reserves	10,346	3,109
Other	11,744	16,194
Total gross deferred tax assets	$161,069	$177,314
Less valuation allowance	(46,239)	(47,149)
Net deferred tax assets	$114,830	$130,165
Deferred Tax Liabilities:
Acquisition related intangibles	$59,084	$68,174
Depreciation and amortization	29,142	30,997
Operating and finance leases	23,041	24,560
Other	6,563	7,489
Total gross deferred tax liabilities	$117,830	$131,220
Net deferred tax liabilities	$(3,000)	$(1,055)

50/ATR	2022 Form 10-K

We evaluate the deferred tax assets and record a valuation allowance when it is believed it is more likely than not that the benefit will not be realized. We have established a valuation allowance for $39.2 million of the $45.8 million of tax effected net operating loss carryforwards. These losses are generally in locations that have not produced cumulative three year operating profit. A valuation allowance of $4.0 million has also been established against the $6.8 million of U.S. state tax credit carryforwards.
There is no expiration date on $42.5 million of the tax-effected net operating loss carryforwards and $3.3 million (tax effected) will expire in the years 2023 to 2042. The U.S. state tax credit carryforwards of $6.8 million (tax effected) will expire in the years 2023 to 2037.
None of the earnings accumulated outside of the U.S. will be subject to U.S. taxation under the current U.S. federal income tax laws. Aside from the earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia, we maintain our assertion that all other cash and distributable reserves at our non-U.S. affiliates will continue to be indefinitely reinvested. We estimate the amount of additional local income tax and withholding tax that would be payable on distributions to be in the range of $15 million to $20 million if earnings accumulated outside the U.S. are repatriated to the U.S.
We have not provided for taxes on certain tax-deferred income related to a foreign operation. The income arose predominately from government grants. Taxes of approximately $1.3 million would become payable in the event the terms of the grant are not fulfilled.
Income Tax Uncertainties
We provide a liability for the amount of tax benefits realized from uncertain tax positions. A reconciliation of the beginning and ending amount of income tax uncertainties is as follows:

	2022	2021	2020
Balance at January 1	$7,225	$4,504	$3,647
Increases based on tax positions for the current year	1,433	262	212
Increases based on tax positions of prior years	966	3,348	790
Decreases based on tax positions of prior years	(2,582)	—	—
Settlements	(80)	(567)	—
Lapse of statute of limitations	(43)	(322)	(145)
Balance at December 31	$6,919	$7,225	$4,504
The amount of income tax uncertainties that, if recognized, would impact the effective tax rate is approximately $6.9 million. We estimate that it is reasonably possible that the liability for uncertain tax positions will decrease by approximately $3.4 million in the next twelve months from the resolution of various uncertain positions as a result of the completion of tax audits, litigation and the expiration of the statute of limitations in various jurisdictions.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income taxes. As of December 31, 2022, 2021 and 2020, we had approximately $4.9 million, $4.6 million and $3.6 million, respectively, accrued for the payment of interest and penalties, of which approximately $0.3 million, $1.1 million and $1.7 million was recognized in income tax expense for the years ended December 31, 2022, 2021 and 2020, respectively.
Aptar or its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination
United States — Federal	2019-2022
United States — State	2018-2022
France	2019-2022
Germany	2018-2022
Italy	2016-2022
China	2012-2022

51/ATR	2022 Form 10-K

NOTE 7 DEBT
Revolving Credit Facility and Overdrafts
At December 31, 2022 and 2021, our revolving credit facility and overdrafts consisted of the following:

	2022	2021
Revolving credit facility 1.68%	$—	$144,383
Overdrafts 15.37%	3,810	2,893
	$3,810	$147,276
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was repaid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of December 31, 2022, there were no borrowings under the revolving credit facility in the U.S. or by our wholly-owned UK subsidiary. As of December 31, 2021, $133 million was utilized under the revolving credit facility in the U.S., €10 million (approximately $11.4 million based on the exchange rates at the end of 2021) was utilized by our wholly-owned UK subsidiary and $56 million remained outstanding under the amended term facility.
There are no compensating balance requirements associated with our revolving credit facility. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. We incurred approximately $1.2 million and $1.1 million in interest and fees related to our credit facility during 2022 and 2021, respectively.
Average borrowings under the revolving credit facility and notes payable were $38.5 million and $37.8 million for 2022 and 2021, respectively. The average annual interest rate on the revolving credit facility and notes payable was 1.2% and 1.1% for 2022 and 2021, respectively.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of December 31, 2022 or December 31, 2021.
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

52/ATR	2022 Form 10-K

At December 31, 2022 and 2021, our long-term obligations consisted of the following:

	December 31, 2022	December 31, 2021
Notes payable 0.00% – 16.42%, due in monthly and annual installments through 2030	$29,167	$22,785
Senior unsecured notes 3.2%, due in 2022	—	75,000
Senior unsecured debts 2.19% USD floating swapped to 1.36% EUR fixed, due in 2022	—	56,000
Senior unsecured notes 3.5%, due in 2023	—	125,000
Senior unsecured notes 1.0%, due in 2023	106,995	113,830
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	213,990	227,660
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $1.0 million	399,050	—
Finance Lease Liabilities	26,934	30,185
Unamortized debt issuance costs	(4,558)	(1,085)
	$1,171,578	$1,049,375
Current maturities of long-term obligations	(118,981)	(142,351)
Total long-term obligations	$1,052,597	$907,024

The aggregate long-term maturities, excluding finance lease liabilities, which are discussed in Note 8, due annually for the next five years and thereafter are:

2023	$115,815
2024	369,183
2025	133,313
2026	131,647
2027	73
Thereafter	399,171
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at December 31, 2022
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.71 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.00 to 1.00

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

53/ATR	2022 Form 10-K

The components of lease expense for the years ended December 31, 2022 and 2021 were as follows:

Year Ended December 31,	2022	2021
Operating lease cost	$21,105	$23,040

Finance lease cost:
Amortization of right-of-use assets	$4,249	$4,228
Interest on lease liabilities	1,249	1,360
Total finance lease cost	$5,498	$5,588

Short-term lease and variable lease costs	$15,454	$12,259
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,488	$22,821
Operating cash flows from finance leases	1,264	1,374
Financing cash flows from finance leases	3,662	4,349

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,754	$17,785
Finance leases	1,011	5,922
Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$58,675	$62,454

Accounts payable, accrued and other liabilities	$16,985	$15,356
Operating lease liabilities	42,948	48,010
Total operating lease liabilities	$59,933	$63,366

Finance Leases
Property, plant and equipment, gross	$50,173	$51,821
Accumulated depreciation	(12,781)	(9,864)
Property, plant and equipment, net	$37,392	$41,957

Current maturities of long-term obligations, net of unamortized debt issuance cost	$3,234	$3,744
Long-term obligations, net of unamortized debt issuance cost	23,700	26,441
Total finance lease liabilities	$26,934	$30,185

Weighted Average Remaining Lease Term (in years)
Operating leases	4.6	5.2
Finance leases	6.6	7.4

Weighted Average Discount Rate
Operating leases	4.01%	3.80%
Finance leases	4.76%	4.62%

54/ATR	2022 Form 10-K

Maturities of lease liabilities as of December 31, 2022, were as follows:

	Operating Leases	Finance Leases
Year 1	$19,193	$4,454
Year 2	14,414	3,691
Year 3	10,011	3,572
Year 4	8,479	2,807
Year 5	6,908	6,003
Thereafter	6,860	11,832
Total lease payments	65,865	32,359
Less imputed interest	(5,932)	(5,425)
Total	$59,933	$26,934
As of December 31, 2022, we have additional operating leases that have not yet commenced of $0.4 million and no finance leases that have not yet commenced. These operating leases will commence in 2023 with lease terms of 3 to 5 years.
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
The following table presents the changes in the benefit obligations and plan assets for the most recent two years for our domestic and foreign plans.

	Domestic Plans		Foreign Plans
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$255,457	$272,471	$123,386	$134,426
Service cost	15,784	16,356	7,547	8,159
Interest cost	6,970	6,366	1,388	843
Curtailment/Settlement	—	—	68	5
Prior service cost	—	—	813	—
Actuarial gain	(92,724)	(18,526)	(26,826)	(6,489)
Benefits paid	(21,615)	(21,210)	(4,615)	(4,555)
Foreign currency translation adjustment	—	—	(7,762)	(9,003)
Benefit obligation at end of year	$163,872	$255,457	$93,999	$123,386

55/ATR	2022 Form 10-K

	Domestic Plans		Foreign Plans
	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$193,770	$192,034	$85,421	$85,087
Actual return on plan assets	(25,517)	22,480	(4,897)	2,811
Employer contribution	15,513	466	1,871	7,966
Benefits paid	(21,615)	(21,210)	(4,615)	(4,555)
Transfer	—	—	—	124
Foreign currency translation adjustment	—	—	(5,257)	(6,012)
Fair value of plan assets at end of year	$162,151	$193,770	$72,523	$85,421
Funded status at end of year	$(1,721)	$(61,687)	$(21,476)	$(37,965)
The following table presents the funded status amounts recognized in our Consolidated Balance Sheets as of December 31, 2022 and 2021.

	Domestic Plans		Foreign Plans
	2022	2021	2022	2021
Non-current assets	$9,304	$—	$—	$1,832
Current liabilities	(515)	(500)	(31)	(33)
Non-current liabilities	(10,510)	(61,187)	(21,445)	(39,764)
	$(1,721)	$(61,687)	$(21,476)	$(37,965)
The following table presents the amounts not recognized as components of periodic benefit cost that are recognized in accumulated other comprehensive (gain) loss as of December 31, 2022 and 2021.

	Domestic Plans		Foreign Plans
	2022	2021	2022	2021
Net actuarial (gain) loss	$(3,338)	$57,627	$11,383	$32,269
Net prior service cost	—	—	1,150	509
Tax effects	2,271	(12,873)	(5,518)	(11,049)
	$(1,067)	$44,754	$7,015	$21,729
Changes in benefit obligations and plan assets recognized in other comprehensive income in 2022, 2021 and 2020 are as follows:

	Domestic Plans
	2022	2021	2020
Current year actuarial gain (loss)	$54,295	$28,714	$(33,335)
Amortization of net loss	6,670	10,099	5,684
	$60,965	$38,813	$(27,651)

	Foreign Plans
	2022	2021	2020
Current year actuarial gain (loss)	$19,181	$6,257	$(2,530)
Current year prior service cost	(818)	—	2,701
Transfer actuarial loss	17	—	—
Amortization of net loss	1,688	2,325	2,121
Amortization of prior service cost	177	166	398
	$20,245	$8,748	$2,690

56/ATR	2022 Form 10-K

Components of net periodic benefit cost:

	Domestic Plans
	2022	2021	2020
Service cost	$15,784	$16,356	$14,278
Interest cost	6,970	6,366	7,046
Expected return on plan assets	(12,912)	(12,293)	(12,248)
Amortization of net loss	6,670	10,099	5,684
Net periodic benefit cost	$16,512	$20,528	$14,760

	Foreign Plans
	2022	2021	2020
Service cost	$7,547	$8,159	$7,311
Interest cost	1,388	843	1,410
Expected return on plan assets	(2,728)	(2,838)	(2,620)
Amortization of net loss	1,688	2,325	2,121
Amortization of prior service cost	177	166	398
Net periodic benefit cost	$8,072	$8,655	$8,620
Curtailment	(24)	5	(8)
Total Net periodic benefit cost	$8,048	$8,660	$8,612
The accumulated benefit obligation (“ABO”) for our domestic defined benefit pension plans was $152.4 million and $236.3 million at 2022 and 2021, respectively. The ABO for our foreign defined benefit pension plans was $73.8 million and $96.0 million at December 31, 2022 and 2021, respectively.
The following table provides the projected benefit obligation (“PBO”), ABO, and fair value of plan assets for all pension plans with an ABO in excess of plan assets as of December 31, 2022 and 2021.

	Domestic Plans		Foreign Plans
	2022	2021	2022	2021
Projected benefit obligation	$11,025	$255,457	$54,455	$89,595
Accumulated benefit obligation	10,087	236,295	40,481	63,614
Fair value of plan assets	—	193,770	34,446	49,916
The following table provides the PBO, ABO and fair value of plan assets for all pension plans with a PBO in excess of plan assets as of December 31, 2022 and 2021.

	Domestic Plans		Foreign Plans
	2022	2021	2022	2021
Projected benefit obligation	$11,025	$255,457	$71,730	$97,221
Accumulated benefit obligation	10,087	236,295	52,173	69,630
Fair value of plan assets	—	193,770	47,236	56,228

57/ATR	2022 Form 10-K

Assumptions:

	Domestic Plans			Foreign Plans
	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.15%	2.75%	2.40%	3.69%	1.09%	0.54%
Rate of compensation increase	3.20%	3.17%	3.19%	3.21%	3.05%	3.05%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.75%	2.40%	3.20%	1.20%	0.66%	1.12%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	3.53%	3.56%	3.59%
Rate of compensation increase	3.20%	3.17%	4.00%	3.20%	3.05%	3.05%
We develop the expected long-term rate of return assumptions based on historical experience and by evaluating input from the plans’ asset managers, including the managers’ review of asset class return expectations and benchmarks, economic indicators and long-term inflation assumptions.
In order to determine the 2023 net periodic benefit cost, we expect to use the December 31, 2022 discount rates, December 31, 2022 rates of compensation increase assumptions and the same assumed long-term returns on domestic and foreign plan assets used for the 2022 net periodic benefit cost.
Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2022 and 2021 by asset category are as follows:
Plan Assets:

	Domestic Plans Assets at December 31,		Foreign Plans Assets at December 31,
	2022	2021	2022	2021
Equity securities	47%	48%	5%	6%
Fixed income securities	27%	27%	1%	1%
Corporate debt securities	—	—	1%	2%
Infrastructure	8%	8%	—	—
Hedge funds	10%	11%	—	—
Money market	1%	1%	1%	1%
Investment Funds	—	—	92%	90%
Real estate	7%	5%	—	—
Total	100%	100%	100%	100%
Our investment strategy for our domestic and foreign pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy strives to have assets sufficiently diversified so that adverse or unexpected results from one security type will not have an unduly detrimental impact on the entire portfolio and accordingly, establishes a target allocation for each asset category within the portfolio. The domestic plan asset allocation is reviewed on a quarterly basis and the foreign plan asset allocation is reviewed annually. Rebalancing occurs as needed to comply with the investment strategy. The domestic plan target allocation for 2023 is 58% equity securities and 42% fixed income securities and infrastructure. The foreign plan target allocation for 2023 is 100% investment funds.
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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

58/ATR	2022 Form 10-K

	Domestic Fair Value Measurement at December 31, 2022				Foreign Fair Value Measurement at December 31, 2022
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$1,260	$1,260	$—	$—	$516	$516	$—	$—
USD	—	1,260	—	—	—	—	—	—
EUR	—	—	—	—	—	505	—	—
Others	—	—	—	—	—	11	—	—
Equity Securities (a)	$66,338	$66,338	$—	$—	$3,769	$3,769	$—	$—
U.S. Large Cap Equities	—	37,537	—	—	—	—	—	—
U.S. Small Cap Equities	—	7,918	—	—	—	—	—	—
International Equities	—	20,883	—	—	—	3,769	—	—
Fixed Income (a)(b)	$28,443	$28,443	$—	$—	$723	$723	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,135	$1,135	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,135	—	—
Investment Funds	$—	$—	$—	$—	$66,380	$21,952	$44,428	$—
Mutual Funds in Equities (a)	—	—	—	—	—	5,221	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	15,901	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	830	44,428	—
Total Investments in Fair Value Hierarchy	$96,041	$96,041	$—	$—	$72,523	$28,095	$44,428	$—
Investments at Net Asset Value per Share	66,110	—	—	—	—	—	—	—
Total Investments	$162,151	$96,041	$—	$—	$72,523	$28,095	$44,428	$—

59/ATR	2022 Form 10-K

	Domestic Fair Value Measurement at December 31, 2021				Foreign Fair Value Measurement at December 31, 2021
(In Thousands $)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Short-term Securities (a)	$1,864	$1,864	$—	$—	$547	$547	$—	$—
USD	—	1,864	—	—	—	—	—	—
EUR	—	—	—	—	—	539	—	—
Others	—	—	—	—	—	8	—	—
Equity Securities (a)	$82,927	$82,927	$—	$—	$4,881	$4,881	$—	$—
U.S. Large Cap Equities	—	49,637	—	—	—	—	—	—
U.S. Small Cap Equities	—	9,112	—	—	—	—	—	—
International Equities	—	24,178	—	—	—	4,881	—	—
Fixed Income (a)(b)	$34,584	$34,584	$—	$—	$772	$772	$—	$—
Corporate debts securities	$—	$—	$—	$—	$1,413	$1,413	$—	$—
Euro Corporate Bonds (a)	—	—	—	—	—	1,413	—	—
Investment Funds	$—	$—	$—	$—	$77,808	$26,381	$51,427	$—
Mutual Funds in Equities (a)	—	—	—	—	—	4,576	—	—
Mutual Funds in Bonds (a)	—	—	—	—	—	20,810	—	—
Mutual Funds Diversified (a)(b)	—	—	—	—	—	995	51,427	—
Total Investments in Fair Value Hierarchy	$119,375	$119,375	$—	$—	$85,421	$33,994	$51,427	$—
Investments at Net Asset Value per Share	74,395	—	—	—	—	—	—	—
Total Investments	$193,770	$119,375	$—	$—	$85,421	$33,994	$51,427	$—

(a)Based on third party quotation from financial institution.
(b)Based on observable market transactions.
Contributions
Annual cash contributions to fund pension costs accrued under our domestic plans are generally at least equal to the minimum funding amounts required by ERISA. We contributed $15.5 million to our domestic defined benefit plans in 2022 and although we have no minimum funding requirement, we plan to contribute approximately $0.5 million to pay our ongoing SERP annuity contracts in 2023. Contributions to fund pension costs accrued under our foreign plans are made in accordance with local laws or at our discretion. We contributed approximately $1.9 million to our foreign defined benefit plan in 2022 and expect to contribute approximately $0.5 million in 2023.
Estimated Future Benefit Payments
As of December 31, 2022, we expect the plans to make the following estimated benefit payments relating to our defined benefit plans over the next ten years:

	Domestic Plans	Foreign Plans
2023	$10,184	$2,652
2024	10,948	4,781
2025	11,241	6,658
2026	12,743	5,136
2027	11,828	7,700
2028 - 2032	70,372	38,262
Other Plans
We have a non-qualified supplemental pension plan for domestic employees which provides for pension amounts that would have been payable from our principal domestic pension plan if it were not for limitations imposed by income tax regulations. The liability for this plan, which is not funded, was $11.0 million and $14.9 million at December 31, 2022 and 2021, respectively. This amount is included in the liability for domestic plans shown above.

60/ATR	2022 Form 10-K

We have a defined contribution 401(k) employee savings plan ("401(k) plan") available to substantially all domestic employees. Company matching contributions are made in cash up to a maximum of 3% of the participating employee’s salary subject to income tax regulations. For each of the years ended December 31, 2022, 2021 and 2020, total contributions made to these plans were approximately $5.0 million, $4.5 million and $4.3 million, respectively. As discussed above, domestic employees hired after December 31, 2020 will no longer be eligible for the pension plans and will instead receive an annual Aptar Retirement Savings Account contribution of 5% of their eligible earnings in the 401(k) plan. For the years ended December 31, 2022 and 2021, total contributions for these eligible employees was approximately $2.0 million and $0.7 million, respectively.
We have several foreign defined contribution plans, which require us to contribute a percentage of the participating employee’s salary according to local regulations. For each of the years ended December 31, 2022, 2021 and 2020, total contributions made to these plans were approximately $2.9 million, $2.9 million and $2.4 million, respectively.
We have no additional postretirement or postemployment benefit plans.
NOTE 10 ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in Accumulated Other Comprehensive Income/(Loss) by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2019	$(257,124)	$(83,147)	$(1,677)	$(341,948)
Other comprehensive (loss) income before reclassifications	79,099	(25,389)	(9,172)	44,538
Amounts reclassified from accumulated other comprehensive income	—	6,214	9,487	15,701
Net current-period other comprehensive (loss) income	79,099	(19,175)	315	60,239
Balance - December 31, 2020	$(178,025)	$(102,322)	$(1,362)	$(281,709)
Other comprehensive income (loss) before reclassifications	(71,475)	26,409	8,584	(36,482)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9,427	(7,277)	2,150
Net current-period other comprehensive income (loss)	(71,475)	35,836	1,307	(34,332)
Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(79,240)	54,149	(6,666)	(31,757)
Amounts reclassified from accumulated other comprehensive income	—	6,386	46	6,432
Net current-period other comprehensive (loss) income	(79,240)	60,535	(6,620)	(25,325)
Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)

61/ATR	2022 Form 10-K

Reclassifications Out of Accumulated Other Comprehensive Income/(Loss):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line in the Statement Where Net Income is Presented
Year Ended December 31,	2022	2021	2020

Defined Benefit Pension Plans
Amortization of net loss	$8,358	$12,424	$7,805	(1)
Amortization of prior service cost	177	166	398	(1)
	8,535	12,590	8,203	Total before tax
	(2,149)	(3,163)	(1,989)	Tax benefit
	$6,386	$9,427	$6,214	Net of tax
Derivatives
Changes in cross currency swap: interest component	$(171)	$(13)	$(1,474)	Interest Expense
Changes in cross currency swap: foreign exchange component	217	(7,264)	10,961	Miscellaneous, net
	46	(7,277)	9,487	Total before tax
	—	—	—	Tax benefit
	$46	$(7,277)	$9,487	Net of tax
Total reclassifications for the period	$6,432	$2,150	$15,701

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

62/ATR	2022 Form 10-K

Net Investment Hedge
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

On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive loss as the swaps are effective in hedging the designated risk. As of December 31, 2022, the fair value of the cross currency swap was a $8.8 million liability. The swap agreement will mature on September 15, 2029.
Other
As of December 31, 2022, we have recorded the fair value of foreign currency forward exchange contracts of $1.1 million in prepaid and other and $0.3 million in Accounts payable, accrued and other liabilities in the balance sheet. All forward exchange contracts outstanding as of December 31, 2022 had an aggregate notional contract amount of $52.2 million.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
		December 31, 2022		December 31, 2021
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$1,107	$—	$331
Cross Currency Swap Contract (1)	Prepaid and other	—	—	511	—
		$—	$1,107	$511	$331

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$269	$—	$221
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	8,840	—	—	—
		$8,840	$269	$—	$221

(1)This cross currency swap contract is composed of both an interest component and a foreign exchange component.

63/ATR	2022 Form 10-K

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2022 and December 31, 2021
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2022	2021		2022	2021
Cross currency swap contract:
Interest component	$229	$1,319	Interest expense	$171	$13	$(40,827)
Foreign exchange component	(6,894)	7,265	Miscellaneous, net	(217)	7,264	(4,799)
	$(6,665)	$8,584		$(46)	$7,277

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income for the Fiscal Years Ended December 31, 2022 and December 31, 2021
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2022	2021
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$606	$(87)
		$606	$(87)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
Description
December 31, 2022
Derivative Assets	$1,107	$—	$1,107	$—	$—	$1,107
Total Assets	$1,107	$—	$1,107	$—	$—	$1,107

Derivative Liabilities	$9,109	$—	$9,109	$—	$—	$9,109
Total Liabilities	$9,109	$—	$9,109	$—	$—	$9,109

December 31, 2021
Derivative Assets	$842	$—	$842	$—	$—	$842
Total Assets	$842	$—	$842	$—	$—	$842

Derivative Liabilities	$221	$—	$221	$—	$—	$221
Total Liabilities	$221	$—	$221	$—	$—	$221

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

64/ATR	2022 Form 10-K

As of December 31, 2022, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$5,297	$5,297	$—	$—
Foreign exchange contracts (2)	1,107	—	1,107	—
Convertible notes	5,650	—	—	5,650
Total assets at fair value	$12,054	$5,297	$1,107	$5,650
Liabilities
Foreign exchange contracts (2)	$269	$—	$269	$—
Cross currency swap contract (2)	8,840	—	8,840	—
Contingent consideration obligation	25,310	—	—	25,310
Total liabilities at fair value	$34,419	$—	$9,109	$25,310
As of December 31, 2021, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$9,006	$9,006	$—	$—
Foreign exchange contracts (2)	331	—	331	—
Cross currency swap contract (2)	511	—	511	—
Total assets at fair value	$9,848	$9,006	$842	$—
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Contingent consideration obligation	33,908	—	—	33,908
Total liabilities at fair value	$34,129	$—	$221	$33,908

(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 20 - Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $0.9 billion as of December 31, 2022 and December 31, 2021.
During the first quarter of 2022, we invested $5.0 million in a convertible note in Enable Injections, Inc. This investment is recorded at fair value and is a Level 3 fair value measurement.
During the second quarter of 2022, we invested $1.0 million in a convertible note in Siklus Refill Pte. Ltd. ("Siklus"). During the fourth quarter of 2022, Siklus repaid $0.4 million of its convertible note. This investment is recorded at fair value and is a Level 3 fair value measurement.
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

	December 31, 2022	December 31, 2021
Fusion Acquisition	$25,310	$27,166
Noble Acquisition	—	6,742
	$25,310	$33,908

65/ATR	2022 Form 10-K

Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2020	$31,140
Increase in fair value recorded in earnings	2,768
Balance, December 31, 2021	$33,908
Decrease in fair value recorded in earnings	(8,598)
Balance, December 31, 2022	$25,310
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
We have various purchase commitments for raw materials, supplies, and property and equipment obtained in the normal course of business. As of December 31, 2022, we have unconditional purchase commitments of approximately $82.6 million over the next five years, for which no liabilities have been recorded.
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of December 31, 2022.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. During the second quarter of 2022, we filed a lawsuit against the insurance company to recover a part of our claim. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.
In March 2017, the Supreme Court of Brazil issued a decision that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. We submitted our claim and on September 30, 2021, we received a formal decision statement from the Federal Regional Court of Brazil that the favorable court decisions are final. In 2021 and 2020, we received favorable court decisions of $7.4 million and $0.7 million, respectively, for the retrospective right to recover part of our claim. These amounts are recorded in cost of sales as a favorable impact of $5.6 million and $0.7 million in 2021 and 2020, respectively, and $1.8 million was recognized as interest income in 2021. We do not expect to receive any further amounts in future periods.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $13 million in principal and $5 million to $6 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of December 31, 2022.
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
In 2022 and 2021, we repurchased approximately 860 thousand and 615 thousand shares, respectively, of our outstanding common stock at a total cost of $92.1 million and $78.1 million, respectively. In 2020, we did not repurchase any shares. As of December 31, 2022, there was $108.3 million of authorized share repurchases available to us.

66/ATR	2022 Form 10-K

NOTE 15 CAPITAL STOCK
We have 199 million authorized shares of common stock. The number of shares of common stock and treasury stock and the share activity were as follows:

	Common Shares			Treasury Shares
	2022	2021	2020	2022	2021	2020
Balance at the beginning of the year	70,370,812	69,516,805	68,608,508	4,852,709	4,528,051	4,836,027
Employee option exercises	301,463	634,572	802,046	(157,682)	(290,316)	(307,976)
Director option exercises	—	47,500	26,551	—	—	—
Restricted stock vestings	176,535	171,935	79,700	—	—	—
Common stock repurchases	—	—	—	860,000	614,974	—
Balance at the end of the year	70,848,810	70,370,812	69,516,805	5,555,027	4,852,709	4,528,051
The cash dividends paid on the common stock for the years ended December 31, 2022, 2021 and 2020 aggregated $99.5 million, $98.5 million and $92.7 million, respectively.
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

Year Ended December 31,	2022	2021	2020
Fair value per stock award	$141.95	$171.63	$94.98
Grant date stock price	$114.52	$141.59	$83.93
Assumptions:
Aptar's stock price expected volatility	20.20%	21.40%	23.80%
Expected average volatility of peer companies	41.70%	50.00%	48.50%
Correlation assumption	41.20%	58.10%	63.50%
Risk-free interest rate	2.04%	0.32%	0.31%
Dividend yield assumption	1.33%	1.02%	1.72%

67/ATR	2022 Form 10-K

A summary of RSU activity as of December 31, 2022, and changes during the period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	485,479	$108.73	650,553	$111.04
Granted	205,403	111.50	249,656	123.97
Vested	(256,872)	106.07	(43,388)	134.97
Forfeited	(7,649)	111.73	(245,950)	100.75
Nonvested at December 31, 2022	426,361	$111.60	610,871	$118.77
Included in the December 31, 2022 time-based RSUs are 11,797 units granted to non-employee directors and 10,007 units vested related to non-employee directors.

Year Ended December 31,	2022	2021	2020
Compensation expense	$40,937	$38,643	$32,085
Fair value of units vested	32,013	32,414	12,038
Intrinsic value of units vested	33,024	42,970	14,446
The actual tax benefit realized for the tax deduction from RSUs was approximately $8.0 million for the year ended December 31, 2022. As of December 31, 2022, there was $47.8 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted average period of 1.9 years.
Historically we issued stock options to our employees and non-employee directors. We have not issued stock options between 2019 and 2022. Stock options were awarded with the exercise price equal to the market price on the date of grant and generally vest over three years and expire 10 years after grant. For stock option grants, we used historical data to estimate expected life and volatility.
A summary of option activity under our stock plans as of December 31, 2022, and changes during the period then ended is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2022	3,072,503	$71.99	51,700	$63.91
Exercised	(447,109)	64.05	—	—
Forfeited or expired	(1,450)	78.30	—	—
Outstanding at December 31, 2022	2,623,944	$73.34	51,700	$63.91
Exercisable at December 31, 2022	2,623,944	$73.34	51,700	$63.91
Weighted-Average Remaining Contractual Term (Years):
Outstanding at December 31, 2022	3.3		1.1
Exercisable at December 31, 2022	3.3		1.1
Aggregate Intrinsic Value:
Outstanding at December 31, 2022	$96,149		$2,382
Exercisable at December 31, 2022	$96,149		$2,382
Intrinsic Value of Options Exercised During the Years Ended:
December 31, 2022	$20,608		$—
December 31, 2021	$69,862		$4,248
December 31, 2020	$59,179		$2,318

68/ATR	2022 Form 10-K

Year Ended December 31,	2021	2020
Compensation expense (included in SG&A)	$185	$1,693
Compensation expense (included in Cost of sales)	42	370
Compensation expense, Total	$227	$2,063
Compensation expense, net of tax	174	1,573
Grant date fair value of options vested	2,421	7,601
The reduction in stock option expense is due to our move to RSUs as discussed above. Cash received from option exercises was approximately $28.5 million and the actual tax benefit realized for the tax deduction from option exercises was approximately $4.4 million in the year ended December 31, 2022. As of December 31, 2022, there is no remaining valuation of stock options to be expensed in future periods.
NOTE 17 EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2022
Basic EPS
Income available to common stockholders	$239,288	65,402	$3.66
Effect of Dilutive Securities
Stock options		978
Restricted stock		339
Diluted EPS
Income available to common stockholders	$239,288	66,719	$3.59
For the Year Ended December 31, 2021
Basic EPS
Income available to common stockholders	$244,097	65,663	$3.72
Effect of Dilutive Securities
Stock options		1,600
Restricted stock		419
Diluted EPS
Income available to common stockholders	$244,097	67,682	$3.61
For the Year Ended December 31, 2020
Basic EPS
Income available to common stockholders	$214,040	64,418	$3.32
Effect of Dilutive Securities
Stock options		1,800
Restricted stock		439
Diluted EPS
Income available to common stockholders	$214,040	66,657	$3.21

69/ATR	2022 Form 10-K

NOTE 18 SEGMENT INFORMATION
During the years ended December 31, 2022, 2021 and 2020, we were organized into three reporting segments. Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets formed the Pharma segment. Operations that sell dispensing systems and sealing solutions primarily to the beauty, personal care and home care markets formed the Beauty + Home segment. Operations that sell dispensing systems, sealing solutions and food service trays to the food and beverage markets formed the Food + Beverage segment.
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

70/ATR	2022 Form 10-K

Financial information regarding our reporting segments is shown below:

Year Ended December 31,	2022	2021	2020
Total Sales:
Pharma	$1,372,449	$1,297,996	$1,234,107
Beauty + Home	1,461,894	1,456,208	1,320,988
Food + Beverage	523,643	511,112	407,435
Total Sales	$3,357,986	$3,265,316	$2,962,530
Less: Intersegment Sales:
Pharma	$11,193	$13,372	$8,328
Beauty + Home	23,360	22,186	22,837
Food + Beverage	1,184	2,537	2,025
Total Intersegment Sales	$35,737	$38,095	$33,190
Net Sales:
Pharma	$1,361,256	$1,284,624	$1,225,779
Beauty + Home	1,438,534	1,434,022	1,298,151
Food + Beverage	522,459	508,575	405,410
Net Sales	$3,322,249	$3,227,221	$2,929,340
Adjusted EBITDA (1):
Pharma	$441,622	$425,714	$428,469
Beauty + Home	166,465	154,689	129,299
Food + Beverage	71,531	79,377	71,995
Corporate & Other, unallocated	(62,930)	(52,314)	(43,443)
Acquisition-related costs (2)	(231)	(3,811)	(6,087)
Restructuring Initiatives (3)	(6,597)	(23,240)	(26,492)
Net unrealized investment (loss) gain (4)	(3,323)	2,709	—
Depreciation and amortization (5)	(233,706)	(234,853)	(220,300)
Interest Expense	(40,827)	(30,284)	(33,244)
Interest Income	2,700	3,668	958
Income before Income Taxes	$334,704	$321,655	$301,155
Depreciation and Amortization:
Pharma	$94,396	$90,510	$75,874
Beauty + Home	93,027	96,611	95,880
Food + Beverage	40,337	40,323	37,768
Corporate & Other	5,946	7,409	10,778
Depreciation and Amortization	$233,706	$234,853	$220,300
Capital Expenditures:
Pharma	$164,396	$154,077	$117,835
Beauty + Home	86,048	100,531	93,980
Food + Beverage	32,378	34,136	29,956
Corporate & Other	29,491	29,686	15,690
Transfer of Corporate Technology Expenditures (6)	(1,886)	(10,495)	(11,507)
Capital Expenditures	$310,427	$307,935	$245,954
Total Assets:
Pharma	$1,872,843	$1,833,512	$1,549,781
Beauty + Home	1,625,596	1,615,917	1,610,058
Food + Beverage	552,871	574,269	549,270
Corporate & Other	152,148	117,666	280,944
Total Assets	$4,203,458	$4,141,364	$3,990,053

71/ATR	2022 Form 10-K

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
(3)Restructuring Initiatives includes expense items for the years ended December 31, 2022, 2021 and 2020 as follows (see Note 21 – Restructuring Initiatives for further details):

Year Ended December 31,	2022	2021	2020
Restructuring Initiatives by Segment
Pharma	$—	$76	$220
Beauty + Home	6,460	10,447	24,464
Food + Beverage	137	404	1,903
Corporate & Other	—	12,313	(95)
Total Restructuring Initiatives	$6,597	$23,240	$26,492
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
Geographic Information
The following are net sales and long-lived asset information by geographic area and product information for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Net Sales to Unaffiliated Customers (1):
United States	$1,100,159	$1,081,823	$965,986
Europe:
France	938,637	906,057	854,639
Germany	512,709	486,928	448,405
Italy	154,823	161,676	148,636
Other Europe	167,226	170,521	152,376
Total Europe	1,773,395	1,725,182	1,604,056
China	156,577	148,671	118,791
Other Foreign Countries	292,118	271,545	240,507
Total	$3,322,249	$3,227,221	$2,929,340
Property, Plant and Equipment, Net
United States	$346,382	$321,511	$298,616
Europe:
France	482,091	455,105	426,353
Germany	194,898	197,643	194,553
Italy	42,522	50,828	57,333
Other Europe	53,317	58,121	55,933
Total Europe	772,828	761,697	734,172
China	98,469	74,535	46,005
Other Foreign Countries	125,985	118,134	119,955
Total	$1,343,664	$1,275,877	$1,198,748

(1)Sales are attributed to countries based upon where the sales invoice to unaffiliated customers is generated.
No single customer or group of affiliated customers represents greater than 5% of our net sales in 2022, 2021 or 2020.

72/ATR	2022 Form 10-K

Effective January 1, 2023, there was a realignment of two of our segments, allowing us to better serve our customers and positioning us for long-term profitable growth. We will continue to have three reporting segments and they will be called Aptar Pharma, Aptar Beauty and Aptar Closures.
We are combining all of our closures operations into a single segment - Aptar Closures. The Aptar Closures business will serve multiple markets, including food, beverage, personal care, home care, beauty and healthcare. Closures that were developed in Beauty + Home and Pharma will move to Aptar Closures together with the operations of legacy Food + Beverage. Aptar's food protection business and our elastomeric flow-control technology business will continue to report through the Aptar Closures segment.
At the same time, we are simplifying and focusing our Beauty + Home segment to better leverage our complex spray and dispensing solutions for prestige and premium brands in the beauty and personal care markets. For many of our customers, personal care products are considered part of "beauty" and so we are renaming this segment, simply, Aptar Beauty.
NOTE 19 ACQUISITIONS
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
On September 2, 2021, following the signature of a share purchase agreement on July 22, 2021 and the approval of the French Ministry of Economy under the foreign investment clearance regulations, we completed the acquisition of 64.3% of the share capital of Voluntis S.A. ("Voluntis"). Voluntis, based in Paris, France and Boston, MA, is a pioneer in digital therapeutics. We acquired from certain members of the management and certain shareholders the entirety of their shares representing approximately 64.3% of the share capital of Voluntis (on a non-diluted basis) at a price of €8.70 per share for approximately €50.8 million (approximately $60.4 million) funded with available cash on hand. This values the full company equity (on a fully diluted basis) at approximately €79.1 million (approximately $93.9 million). Aptar launched a mandatory cash simplified tender offer to acquire Voluntis's remaining shares for the same price of €8.70 per share (the "tender offer"). During September 2021, Aptar acquired €8.4 million (approximately $9.9 million) of additional shares from the tender offer, bringing the total investment as of September 30, 2021 to approximately €59.2 million (approximately $70.3 million) representing 74.9% of the total share capital, and implies a non-controlling interest valued at €19.9 million (approximately $23.6 million). Following completion of the tender offer, Aptar implemented a mandatory squeeze-out on the remaining outstanding shares of Voluntis on the same financial terms as those of the tender offer. During the fourth quarter of 2021, the tender offer and squeeze-out were completed and funded with available cash on hand and we acquired the remaining 25.1% of the share capital for €19.5 million (approximately $22.6 million), resulting in Aptar owning 100.0% of the share capital of Voluntis.
The fair value of the Voluntis assets acquired include an acquired technology intangible asset of $27.9 million and other intangible assets of $8.4 million. The technology intangible asset was valued using the Multi-Period Excess Earnings Method ("MPEEM") valuation approach. Judgment was applied with respect to determining the fair value of the acquired technology, which involved the use of significant estimates and assumptions with respect to the revenue growth rate, technology obsolescence rate and discount rate.
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

73/ATR	2022 Form 10-K

For the year ended December 31, 2022, we recognized $0.2 million in transaction costs related to the acquisition of Metaphase. For the year ended December 31, 2021, we recognized $3.8 million in transaction costs related to the acquisitions of Voluntis and Hengyu. These costs are reflected in the selling, research & development and administration section of the Consolidated Statements of Income and within acquisition-related costs as disclosed in Note 18 – Segment Information. Pro forma, 2022, and 2021 reported results of operations for the 2022 and 2021 acquisitions have not been presented as the effects of these business combinations individually and in aggregate were not material to the consolidated results of operations.
The following table summarizes the assets acquired and liabilities assumed for the Voluntis and Hengyu acquisitions as of the acquisition date at estimated fair value.

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
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives for the Voluntis and Hengyu acquisitions as of the acquisition date:

	2021
	Weighted-Average Useful Life (in years)	Estimated Fair Value of Asset
Acquired technology	10	$34,322
Customer relationships	11.6	30,258
License agreements and other	0.25	1,401
Total		$65,981
Goodwill in the amount of $3.0 million and $104.4 million was recorded related to the 2022 and 2021 acquisitions, respectively, and is included in the Pharma segment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill acquired in our 2022 acquisition expands our portfolio of services as well as the ability to become a single source provider to our pharmaceutical and biotech customers, while goodwill acquired in our 2021 acquisitions largely consists of expansion into the digital health solutions market, by adding digital therapeutic solutions and broadening our digital health services provided to customers; as well as strengthening our capabilities in high-growth economies by enhancing the ability to respond to changing local market needs in the injectables market. Goodwill will not be amortized, but will be tested for impairment at least annually. For 2022 and 2021 acquisitions, no goodwill will be deductible for tax purposes.

74/ATR	2022 Form 10-K

NOTE 20 INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	December 31, 2022	December 31, 2021
Equity Method Investments
BTY	$31,490	$33,199
Sonmol	4,997	5,904
Desotec GmbH	863	919

Other Investments
PureCycle	5,297	9,006
YAT	5,508	5,978
Loop	2,894	2,894
Others	1,259	1,585
	$52,308	$59,485
Equity Method Investments
BTY
On January 1, 2020, we acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry.
Sonmol
On April 1, 2020, we invested $5 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”). Sonmol is a leading Chinese pharmaceutical company that provides consumer electric devices and connected devices for asthma control.
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

75/ATR	2022 Form 10-K

Other Investments
During August 2019, we invested $2.5 million and $1.0 million in the preferred equity of sustainability companies Loop and PureCycle, respectively, that were accounted for at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. During 2020, we invested an additional $0.4 million and $1.0 million in Loop and PureCycle, respectively, and also received $333 thousand of equity in PureCycle in exchange for our resource dedication for technological partnership and support. In November 2020, we increased the value of the PureCycle investment by $3.1 million based on observable price changes and recorded the gain in miscellaneous income in the Consolidated Statements of Income.
In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or (loss) in the Consolidated Statements of Income. During 2021, we received $333 thousand of shares of PCT in exchange for our resource dedication for technological partnership and support and exercised an option to purchase $1.0 million of additional shares in connection with an FDA milestone.
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
October 2021	191,349	$2,434	$2,000
March 2022	107,600	$1,088	$841
August 2022	50,000	$511	$372
For the years ended December 31, 2022, 2021 and 2020 we recorded the following net investment gain/(loss) on our investment in PureCycle:

	2022	2021	2020
Net investment (loss) gain	$(2,110)	$4,709	$3,064
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
Other than the expected credit loss reserve against the outstanding Kali Care note receivable, there were no indications of impairment noted in the year ended December 31, 2022 related to these investments.
NOTE 21 RESTRUCTURING INITIATIVES
In late 2017, we began a business transformation to drive profitable sales growth, increase operational excellence, enhance our approach to innovation and improve organizational effectiveness. The primary focus of the plan was the Beauty + Home segment; however, certain global general and administrative functions were also addressed. As of the end of 2021, we had completed the vast majority of our planned initiatives related to our transformation plan and do not expect additional restructuring expenses related to this plan going forward. During 2022, 2021 and 2020, we recognized $0.4 million, $23.2 million and $26.5 million of restructuring costs related to this plan, respectively. During 2020, $2.5 million of the $26.5 million recognized was related to asset impairment. The cumulative expense incurred as of December 31, 2022 was $136.6 million.
As of December 31, 2022 we have recorded the following activity associated with the transformation plan:

	Beginning Reserve at 12/31/2021	Net Charges for the Year Ended 12/31/2022	Cash Paid	Interest and FX Impact	Ending Reserve at 12/31/2022
Employee severance	$3,535	$303	$(3,131)	$(153)	$554
Professional fees and other costs	260	70	(313)	(11)	6
Totals	$3,795	$373	$(3,444)	$(164)	$560
During the third quarter of 2022, we began an initiative to optimize our operations and SG&A expenses. For the year ended December 31, 2022, we recognized $6.2 million of restructuring costs related to this plan.

76/ATR	2022 Form 10-K

As of December 31, 2022, we have recorded the following activity associated with our optimization plan:

	Beginning Reserve at 12/31/2021	Net Charges for the Year Ended 12/31/2022	Cash Paid	Interest and FX Impact	Ending Reserve at 12/31/2022
Employee severance	$—	$5,454	$(491)	$30	$4,993
Professional fees and other costs	—	770	(770)	—	—
Totals	$—	$6,224	$(1,261)	$30	$4,993

77/ATR	2022 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of AptarGroup, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of AptarGroup, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

78/ATR	2022 Form 10-K

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
Revenue Recognition – Product Sales
As described in Notes 1 and 2 to the consolidated financial statements, product sales include the manufacturing and sale of drug delivery, consumer product dispensing and active material science solutions. The Company’s consolidated net sales were $3.3 billion for the year ended December 31, 2022, of which the majority is related to product sales at the time of shipment of the goods. Management recognizes revenue from these product sales when (or as) the performance obligations are satisfied (i.e., when the customer obtains control of the good or service). To determine when control transfers, management assesses, among other things, the shipping terms of the contract, shipping being one of the indicators of transfer of control. For a majority of product sales, control of the goods transfers to the customer at the time of shipment of the goods.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for product sales at the time of shipment of the goods.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product sales upon satisfaction of the performance obligation at the time of shipment. These procedures also included, among others (i) testing the completeness and accuracy of certain data provided by management; (ii) evaluating certain revenue transactions by agreeing certain information between the sales order and related delivery document and billing document, and where applicable, obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and cash receipts; (iii) evaluating certain revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and cash receipts; (iv) testing credit memos, on a sample basis, by obtaining and inspecting source documents, such as credit memos, invoices, and customer correspondence; and (v) testing, on a sample basis, outstanding customer invoice balances at year end and obtaining and inspecting evidence, such as confirmations, invoices, sales contracts, shipping documents, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 17, 2023

We have served as the Company’s auditor since 1992.

79/ATR	2022 Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on page 78.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 16, 2023, the Company and Robert Kuhn entered into an employment agreement amendment that extends the expiration date of the agreement until December 31, 2024, a copy of which is filed as Exhibit 10.69 to this report and is incorporated by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

80/ATR	2022 Form 10-K

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors may be found under the caption “Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2023 (the “2023 Proxy Statement”) and is incorporated herein by reference.
Information with respect to executive officers may be found under the caption “Information About Our Executive Officers” in Part I of this report and is incorporated herein by reference.
Information with respect to audit committee members and audit committee financial experts may be found under the caption “Corporate Governance—Audit Committee” in the 2023 Proxy Statement and is incorporated herein by reference.
Information with respect to our Code of Business Conduct and Ethics may be found under the caption “Corporate Governance—Code of Business Conduct and Ethics” in the 2023 Proxy Statement and is incorporated herein by reference. Our Code of Business Conduct and Ethics is available through the Corporate Governance link on the Investors page of our website (www.aptar.com).
The information set forth under the heading “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement, if any, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the headings “Board Compensation”, “Executive Officer Compensation” and “Management Development and Compensation Committee Report” in the 2023 Proxy Statement is incorporated herein by reference. The information included under the heading “Management Development and Compensation Committee Report” in the 2023 Proxy Statement shall not be deemed to be “soliciting” material or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” in the 2023 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the heading “Transactions with Related Persons” and “Corporate Governance—Independence of Directors” in the 2023 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the independent registered public accounting firm fees and services may be found under the caption “Ratification of the Appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2023” in the 2023 Proxy Statement. Such information is incorporated herein by reference.

81/ATR	2022 Form 10-K

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(b)Exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Index to Exhibits on pages 83-87 of this report.
ITEM 16. FORM 10-K SUMMARY
None.

82/ATR	2022 Form 10-K

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.6
Form of AptarGroup, Inc. 3.49% Series 2014-A-2 Senior Notes due February 26, 2024 (included as a part of Exhibit 4.5), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.7
Form of AptarGroup, Inc. 3.61% Series 2014-A-3 Senior Notes due December 16, 2025 (included as a part of Exhibit 4.5), filed as Exhibit 4.4 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

4.8
Form of AptarGroup, Inc. 3.61% Series 2014-A-4 Senior Notes due February 26, 2026 (included as a part of Exhibit 4.5), filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed on December 17, 2014, is hereby incorporated by reference.

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

4.11
Form of AptarGroup, Inc. 0.98% Series D Senior Notes due July 19, 2023 (included as a part of Exhibit 4.10), filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

4.12
Form of AptarGroup, Inc. 1.17% Series E Senior Notes due July 19, 2024 (included as a part of Exhibit 4.10), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on July 25, 2017, is hereby incorporated by reference.

4.13
Assignment, Assumption and Amendment Agreement, dated as of March 1, 2022, among AptarGroup, Inc., AptarGroup UK Holdings Limited, and the holders of the 0.98% Series D Senior Notes due July 19, 2023 and 1.17% Series E Senior Notes due July 19, 2024, filed as Exhibit 4.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2022, is hereby incorporated by reference.

4.14
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

4.16	Description of the Company’s Securities, filed as Exhibit 4.17 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.
4.17
Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

4.18
First Supplemental Indenture, dated as of March 7, 2022, between AptarGroup, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.2 to AptarGroup, Inc.'s current report on Form 8-K filed on March 7, 2022, is hereby incorporated by reference.

83/ATR	2022 Form 10-K

Exhibit Number	Description
4.19	Form of 3.600% Senior Notes due 2032 (included as a part of Exhibit 4.18).
10.1	AptarGroup, Inc. 2000 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated April 6, 2000, is hereby incorporated by reference.**
10.2	AptarGroup, Inc. 2004 Stock Awards Plan, filed as Appendix A to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
10.3	AptarGroup, Inc. 2004 Director Stock Option Plan, filed as Appendix B to the Company’s Proxy Statement, dated March 26, 2004, is hereby incorporated by reference.**
10.4
AptarGroup, Inc., Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2004 Stock Awards Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.5
AptarGroup, Inc. Stock Option Agreement for Non-Employee Directors pursuant to the AptarGroup, Inc. 2004 Director Option Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.6
AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.7
AptarGroup, Inc. Restricted Stock Award Agreement pursuant to the AptarGroup, Inc. 2000 Stock Awards Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.**

10.8
Form of AptarGroup, Inc. Stock Option Agreement for Employees pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, is hereby incorporated by reference.**

10.9
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement pursuant to the AptarGroup, Inc. 2014 Stock Awards Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, is hereby incorporated by reference.**

10.10
Supplementary Pension Plan—France dated August 24, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.**

10.11
AptarGroup, Inc. Supplemental Retirement Plan (amended and restated effective January 1, 2009), filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, is hereby incorporated by reference.**

10.12
Employment Agreement, dated November 21, 2016, between AptarGroup, Inc. and Stephan B. Tanda, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 22, 2016, is hereby incorporated by reference.**

10.13
Employment Agreement effective January 1, 2012 of Robert W. Kuhn, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, is hereby incorporated by reference.**

10.14
Employment Agreement dated March 30, 2011 and amended February 10, 2016 of Gael Touya, filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, is hereby incorporated by reference.**

10.15
Amendment No. 2 to the Employment Agreement dated March 30, 2011 and amended February 10, 2016 of Gael Touya, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2020, is hereby incorporated by reference.**

10.16
Expatriate Letter Agreement, dated as of January 25, 2022, among AptarGroup, Inc., Aptar Europe Holding SAS and Gael Touya, including the Employment Contract Amendment Suspending the French Contract, filed as Exhibit 10.1 to AptarGroup, Inc.'s current report on Form 8-K filed on January 25, 2022, is hereby incorporated by reference.**

10.17
Employment Agreement effective December 1, 2019 of Marc Prieur, filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.**

10.18
Addendum to Employment Agreement of Marc Prieur dated April 14, 2021, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2021, is hereby incorporated by reference.**

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

84/ATR	2022 Form 10-K

Exhibit Number	Description
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

10.31
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

10.38
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

10.42
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

85/ATR	2022 Form 10-K

Exhibit Number	Description
10.45
2018 Equity Incentive Plan Restricted Stock Unit Award Agreement for Directors, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.**

10.46
Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.47
Form of AptarGroup, Inc. Retention Award Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.48
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.49
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.50
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (Chinese employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.51
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.52
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (Non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.53
AptarGroup, Inc. Employment Agreement of Xiangwei Gong as of May 30, 2018, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.**

10.54
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.55
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.56
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.57
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.58
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.57 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020, is hereby incorporated by reference.**

10.59
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan, filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, is hereby incorporated by reference.**

10.60
Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Stephan Tanda, filed as Exhibit 10.59 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.61
Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Robert Kuhn, filed as Exhibit 10.60 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

86/ATR	2022 Form 10-K

Exhibit Number	Description
10.62
Amendment No. 1 to Employment Agreement dated as of February 17, 2022 between AptarGroup, Inc. and Xiangwei Gong, filed as Exhibit 10.61 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.63
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.62 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.64
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.63 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.65
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Performance-Based Vesting Form) (All Other Employees) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.64 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.66
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (U.S./Mexico/Argentina employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.65 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.67
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (non-French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.66 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.68
Form of AptarGroup, Inc. Restricted Stock Unit Award Agreement (Service-Based Vesting Form) (French employee version) pursuant to the AptarGroup, Inc. 2018 Equity Incentive Plan (2022), filed as Exhibit 10.67 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, is hereby incorporated by reference.**

10.69*	Amendment No. 2 to Employment Agreement dated as of February 16, 2023 between AptarGroup, Inc. and Robert Kuhn.**
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from AptarGroup, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (vi) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020 and (vii) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed or furnished herewith.
**Management contract or compensatory plan or arrangement.

87/ATR	2022 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.

(Registrant)

Date: February 17, 2023	By	/s/ Robert W. Kuhn
Robert W. Kuhn
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEORGE L. FOTIADES	Chairman of the Board and Director	February 17, 2023
George L. Fotiades

/s/ STEPHAN B. TANDA	President and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2023
Stephan B. Tanda

/s/ ROBERT W. KUHN	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 17, 2023
Robert W. Kuhn

/s/ MARITZA GOMEZ MONTIEL	Director	February 17, 2023
Maritza Gomez Montiel

/s/ GIOVANNA KAMPOURI MONNAS	Director	February 17, 2023
Giovanna Kampouri Monnas

/s/ ANDREAS KRAMVIS	Director	February 17, 2023
Andreas Kramvis

/s/ ISABEL MAREY-SEMPER	Director	February 17, 2023
Isabel Marey-Semper

/s/ CANDACE MATTHEWS	Director	February 17, 2023
Candace Matthews

/s/ B. CRAIG OWENS	Director	February 17, 2023
B. Craig Owens

/s/ MATTHEW TREROTOLA	Director	February 17, 2023
Matthew Trerotola

/s/ RALF WUNDERLICH	Director	February 17, 2023
Ralf Wunderlich

88/ATR	2022 Form 10-K

AptarGroup, Inc
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2022, 2021 and 2020

Dollars in thousands
	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserve (a)	Balance at End of Period
2022
CECL	$7,374	$3,213	$—	$(1,068)	$9,519
Deferred tax valuation allowance	47,149	3,754	380	(5,044)	46,239

2021
CECL	$5,918	$1,601	$391	$(536)	$7,374
Deferred tax valuation allowance (b)	23,105	5,355	20,572	(1,883)	47,149

2020
CECL	$3,626	$865	$1,647	$(220)	$5,918
Deferred tax valuation allowance	23,320	3,085	700	(4,000)	23,105

(a)Write-off accounts considered uncollectible, net of recoveries and foreign currency impact adjustments.
(b)The 2021 increase to the deferred tax valuation allowance in the charged to other accounts reflects the establishment of a $20.5 million deferred tax valuation allowance as part of the purchase accounting for the Voluntis acquisition.

89/ATR	2022 Form 10-K