Form 10-Q
period 2023-03-31
APTARGROUP, INC.
filed 2023-04-28
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of April 24, 2023, was 65,521,443 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended March 31, 2023

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2023	2022

Net Sales	$860,067	$844,932
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	557,422	542,728
Selling, research & development and administrative	147,923	145,541
Depreciation and amortization	59,259	58,665
Restructuring initiatives	11,524	291
Total Operating Expenses	776,128	747,225
Operating Income	83,939	97,707

Other (Expense) Income:
Interest expense	(10,228)	(8,930)
Interest income	672	288
Net investment gain (loss)	188	(1,250)
Equity in results of affiliates	(131)	(86)
Miscellaneous, net	(1,171)	(1,103)
Total Other Expense	(10,670)	(11,081)

Income before Income Taxes	73,269	86,626

Provision for Income Taxes	18,683	24,255

Net Income	$54,586	$62,371

Net Loss Attributable to Noncontrolling Interests	$178	$52

Net Income Attributable to AptarGroup, Inc.	$54,764	$62,423

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$0.84	$0.95
Diluted	$0.82	$0.93

Average Number of Shares Outstanding:
Basic	65,372	65,543
Diluted	66,735	67,146

Dividends per Common Share	$0.38	$0.38

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

Three Months Ended March 31,	2023	2022

Net Income	$54,586	$62,371
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	25,624	(23,042)
Changes in derivative losses, net of tax	(1,367)	(412)
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	61	(783)
Amortization of prior service cost included in net income, net of tax	32	28
Amortization of net loss included in net income, net of tax	160	1,580
Total defined benefit pension plan, net of tax	253	825
Total other comprehensive income (loss)	24,510	(22,629)
Comprehensive Income	79,096	39,742
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(665)	14
Comprehensive Income Attributable to AptarGroup, Inc.	$78,431	$39,756
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	March 31, 2023	December 31, 2022
Assets
Cash and equivalents	$126,810	$141,732
Accounts and notes receivable, less current expected credit loss ("CECL") of $11,556 in 2023 and $9,519 in 2022	695,118	676,987
Inventories	512,687	486,806
Prepaid and other	146,894	124,766
Total Current Assets	1,481,509	1,430,291
Land	30,712	30,197
Buildings and improvements	716,801	693,542
Machinery and equipment	3,004,084	2,925,517
Property, Plant and Equipment, Gross	3,751,597	3,649,256
Less: Accumulated depreciation	(2,373,751)	(2,305,592)
Property, Plant and Equipment, Net	1,377,846	1,343,664
Investments in equity securities	52,581	52,308
Goodwill	955,602	945,632
Intangible assets, net	310,808	315,744
Operating lease right-of-use assets	59,716	58,675
Miscellaneous	64,736	57,144
Total Other Assets	1,443,443	1,429,503
Total Assets	$4,302,798	$4,203,458
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	March 31, 2023	December 31, 2022
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$12,733	$3,810
Current maturities of long-term obligations, net of unamortized debt issuance costs	218,731	118,981
Accounts payable, accrued and other liabilities	809,696	794,385
Total Current Liabilities	1,041,160	917,176
Long-Term Obligations, net of unamortized debt issuance costs	955,918	1,052,597
Deferred income taxes	19,900	20,563
Retirement and deferred compensation plans	52,757	48,977
Operating lease liabilities	43,576	42,948
Deferred and other non-current liabilities	61,730	52,993
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	177,963	165,481
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 71.1 million and 70.9 million shares issued as of March 31, 2023 and December 31, 2022, respectively	711	709
Capital in excess of par value	990,984	968,618
Retained earnings	1,958,930	1,929,240
Accumulated other comprehensive loss	(317,473)	(341,366)
Less: Treasury stock at cost, 5.7 million and 5.6 million shares as of March 31, 2023 and December 31, 2022, respectively	(520,329)	(503,266)
Total AptarGroup, Inc. Stockholders’ Equity	2,112,823	2,053,935
Noncontrolling interests in subsidiaries	14,934	14,269
Total Stockholders’ Equity	2,127,757	2,068,204
Total Liabilities and Stockholders’ Equity	$4,302,798	$4,203,458
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
March 31, 2023 and 2022	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income (loss)	62,423	—	—	—	—	(52)	62,371
Foreign currency translation adjustments	—	(23,080)	—	—	—	38	(23,042)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	825	—	—	—	—	825
Changes in derivative gains (losses), net of tax	—	(412)	—	—	—	—	(412)
Stock awards and option exercises	—	—	1	2,319	12,684	—	15,004
Cash dividends declared on common stock	(24,912)	—	—	—	—	—	(24,912)
Treasury stock purchased	—	—	—	(15,983)	—	—	(15,983)
Balance - March 31, 2022	$1,826,924	$(338,708)	$705	$(434,867)	$929,218	$15,179	$1,998,451

Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income (loss)	54,764	—	—	—	—	(178)	54,586
Foreign currency translation adjustments	(226)	25,007	—	—	—	843	25,624
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	253	—	—	—	—	253
Changes in derivative gains (losses), net of tax	—	(1,367)	—	—	—	—	(1,367)
Stock awards and option exercises	—	—	2	2,666	22,366	—	25,034
Cash dividends declared on common stock	(24,848)	—	—	—	—	—	(24,848)
Treasury stock purchased	—	—	—	(19,729)	—	—	(19,729)
Balance - March 31, 2023	$1,958,930	$(317,473)	$711	$(520,329)	$990,984	$14,934	$2,127,757
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2023	2022

Cash Flows from Operating Activities:
Net income	$54,586	$62,371
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	48,297	47,638
Amortization	10,963	11,027
Stock-based compensation	15,042	13,362
Provision for CECL	2,203	1,393
Gain on disposition of fixed assets	(302)	(182)
Net (gain) loss on remeasurement of equity securities	(188)	1,250
Deferred income taxes	(5,483)	(2,859)
Defined benefit plan expense	3,537	6,225
Equity in results of affiliates	131	86
Change in fair value of contingent consideration	—	(1,050)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(7,845)	(28,977)
Inventories	(17,415)	(21,758)
Prepaid and other current assets	(20,578)	(10,629)
Accounts payable, accrued and other liabilities	24,639	32,012
Income taxes payable	(364)	1,697
Retirement and deferred compensation plan liabilities	(7,809)	(19,913)
Other changes, net	(1,110)	384
Net Cash Provided by Operations	98,304	92,077
Cash Flows from Investing Activities:
Capital expenditures	(77,825)	(73,058)
Proceeds from government grants	—	7,955
Proceeds from sale of property, plant and equipment	635	446
Maturity of short-term investment	—	24
Acquisition of businesses, net of cash acquired and release of escrow	(11,209)	—
Acquisition of intangible assets, net	(650)	—
Proceeds from sale of investment in equity securities	—	1,088
Notes receivable, net	(132)	(4,876)
Net Cash Used by Investing Activities	(89,181)	(68,421)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	16,086	9,172
Repayments of notes payable and overdrafts	(7,473)	(11,293)
Repayments and proceeds of short term revolving credit facility, net	—	(144,345)
Proceeds from long-term obligations	210	402,153
Repayments of long-term obligations	(2,888)	(2,795)
Debt issuance costs	—	(3,766)
Dividends paid	(24,848)	(24,912)
Proceeds from stock option exercises	13,809	3,688
Purchase of treasury stock	(19,729)	(15,983)
Net Cash (Used) Provided by Financing Activities	(24,833)	211,919
Effect of Exchange Rate Changes on Cash	788	(2,871)
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(14,922)	232,704
Cash and Equivalents and Restricted Cash at Beginning of Period	142,732	122,925
Cash and Equivalents and Restricted Cash at End of Period	$127,810	$355,629

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition.

Three Months Ended March 31,	2023	2022

Cash and equivalents	$126,810	$355,629
Restricted cash included in prepaid and other	1,000	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$127,810	$355,629
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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 but does not include all disclosures required by U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
ADOPTION OF RECENT ACCOUNTING STANDARDS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405), which enhances the transparency of supplier finance programs and requires certain disclosures for a buyer in a supplier finance program. The requirements are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 13, 2023. Early adoption is permitted. We adopted this guidance in the fourth quarter of 2022.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and could be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. During 2021, we amended the revolving credit facility to provide mechanics relating to a transition away from LIBOR and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. We are evaluating any further impact this standard may have on our Condensed Consolidated Financial Statements and anticipate no further significant impacts. We plan on adopting this guidance during the second quarter of 2023.
Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on our Condensed Consolidated Financial Statements.
INCOME TAXES
We compute taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities may vary substantially. Taxable income may differ from pre-tax income for U.S. GAAP financial accounting purposes. To the extent that these differences create timing differences between the tax basis of an asset or liability and our reported amount in the U.S. GAAP financial statements, an appropriate provision for deferred income taxes is made.

We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Columbia. Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation on a current or deferred basis. We will provide for the necessary withholding tax, local income taxes, and U.S. federal and state taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.
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
SUPPLY CHAIN FINANCE PROGRAM
We facilitate a supply chain finance program ("SCF") across Europe and the U.S. that is administered by a third-party platform. Eligible suppliers can elect to receive early payment of invoices, less an interest deduction, and negotiate their receivable sales arrangements through the third-party platform on behalf of the respective SCF bank. We are not a party to those agreements, and the terms of our payment obligations are not impacted by a supplier's participation in the SCF. Accordingly, we have concluded that this program continues to be a trade payable program and is not indicative of a borrowing arrangement. Under these agreements, the average payment terms range from 60 to 120 days and are based on industry standards and best practices within each of our regions.
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of March 31, 2023, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $38.5 million.
We have lengthened the payment terms with our suppliers to be in line with customer trends. While we have offered a third party alternative for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as the economic conditions currently are not beneficial for us.

NOTE 2 – REVENUE
Segment financial information for the prior periods has been recast to conform to the current presentation. Refer to Note 16 - Segment Information. Revenue by segment and geography based on shipped from locations for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$227,116	$102,274	$7,223	$19,433	$356,046
Aptar Beauty	212,010	59,288	35,252	19,839	326,389
Aptar Closures	57,340	86,916	20,141	13,235	177,632
Total	$496,466	$248,478	$62,616	$52,507	$860,067

	For the Three Months Ended March 31, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$211,007	$106,341	$7,855	$17,259	$342,462
Aptar Beauty	187,759	69,380	29,690	22,251	309,080
Aptar Closures	56,365	104,284	20,199	12,542	193,390
Total	$455,131	$280,005	$57,744	$52,052	$844,932

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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2022	Balance as of March 31, 2023	Increase/ (Decrease)
Contract asset (current)	$16,736	$20,390	$3,654
Contract liability (current)	80,241	96,839	16,598
Contract liability (long-term)	25,361	31,692	6,331
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $29.3 million, including $21.2 million relating to contract liabilities at the beginning of the year. Current contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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

Tooling Sales
We also build or contract for molds and other tools (collectively defined as “tooling”) necessary to produce our products. As with product sales, we recognize revenue when control of the tool transfers to the customer. If the tooling is highly customized with no alternative use to us and we have an enforceable right to payment for performance completed to date, we transfer control and recognize revenue over time by measuring progress towards completion using the input method based on costs incurred relative to total estimated costs to completion. Otherwise, revenue for the tooling is recognized at the point in time when the customer approves the tool. We do not have any significant payment terms as payment is typically either received during the mold-build process or shortly after completion.
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of March 31, 2023 or December 31, 2022.
Service Sales
We also provide services to our customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract. Milestone deliverables and upfront payments are tied to specific performance obligations and recognized upon satisfaction of the individual performance obligation.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	March 31, 2023	December 31, 2022
Raw materials	$155,564	$159,041
Work in process	176,306	153,592
Finished goods	180,817	174,173
Total	$512,687	$486,806

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 by reporting segment are as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2022	$498,742	$319,011	$127,879	$945,632
Reclassification due to segment change	—	(39,472)	39,472	—
Acquisition	—	3,549	239	3,788
Foreign currency exchange effects	4,663	1,330	189	6,182
Balance as of March 31, 2023	$503,405	$284,418	$167,779	$955,602

The table below shows a summary of intangible assets as of March 31, 2023 and December 31, 2022.

		March 31, 2023			December 31, 2022
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	8.8	$8,133	$(2,141)	$5,992	$8,044	$(1,968)	$6,076
Acquired technology	11.4	139,729	(60,291)	79,438	135,191	(56,628)	78,563
Customer relationships	13.4	307,992	(105,722)	202,270	305,994	(99,130)	206,864
Trademarks and trade names	7.2	44,657	(29,877)	14,780	43,998	(28,190)	15,808
License agreements and other	38.9	15,540	(7,212)	8,328	15,425	(6,992)	8,433
Total intangible assets	13.2	$516,051	$(205,243)	$310,808	$508,652	$(192,908)	$315,744
Aggregate amortization expense for the intangible assets above for the three months ended March 31, 2023 and 2022 was $10,963 and $11,027, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2023	$33,697	(remaining estimated amortization for 2023)
2024	41,457
2025	39,971
2026	37,519
2027	24,778
Thereafter	133,386
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2023.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended March 31, 2023 and 2022, respectively, was 25.5% and 28.0%. The lower effective tax rate for the three months ended March 31, 2023 reflects tax benefits from amended U.S. tax filings of $1.3 million and an increase in tax benefits from share based compensation of $0.8 million.
NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At March 31, 2023 and December 31, 2022, our notes payable, revolving credit facility and overdrafts consisted of the following:

	March 31, 2023	December 31, 2022
Overdrafts 1.46% to 15.40%	12,733	3,810
	$12,733	$3,810

On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was repaid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of March 31, 2023 and December 31, 2022, no balance was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2023 or December 31, 2022.
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
At March 31, 2023 and December 31, 2022, our long-term obligations consisted of the following:

	March 31, 2023	December 31, 2022
Notes payable 0.00% – 16.42%, due in monthly and annual installments through 2028	$28,093	$29,167
Senior unsecured notes 1.0%, due in 2023	108,455	106,995
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	216,910	213,990
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.9 million	399,076	399,050
Finance Lease Liabilities	26,486	26,934
Unamortized debt issuance costs	(4,371)	(4,558)
	$1,174,649	$1,171,578
Current maturities of long-term obligations	(218,731)	(118,981)
Total long-term obligations	$955,918	$1,052,597

The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$215,607
Year Two	276,944
Year Three	258,681
Year Four	2,030
Year Five	74
Thereafter	399,198
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2023
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.80 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	14.19 to 1.00
________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
NOTE 7 – LEASES
We lease certain warehouse, plant and office facilities as well as certain equipment under non-cancelable operating and finance leases expiring at various dates through the year 2037. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.
Amortization expense related to finance leases is included in depreciation expense, while rent expense related to operating leases is included within cost of sales ("COS") and selling, research & development and administrative expenses (“SG&A”).
The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

Three Months Ended March 31,	2023	2022
Operating lease cost	$5,414	$5,281

Finance lease cost:
Amortization of right-of-use assets	$911	$1,129
Interest on lease liabilities	299	325
Total finance lease cost	$1,210	$1,454

Short-term lease and variable lease costs	$4,912	$3,982
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,395	$5,500
Operating cash flows from finance leases	301	335
Financing cash flows from finance leases	830	1,179

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,844	$6,406
Finance leases	200	599

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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2023	2022	2023	2022
Service cost	$2,409	$3,945	$1,470	$1,970
Interest cost	2,158	1,742	903	373
Expected return on plan assets	(3,094)	(3,227)	(580)	(727)
Amortization of net loss	—	1,667	228	444
Amortization of prior service cost	—	—	43	38
Net periodic benefit cost	$1,473	$4,127	$2,064	$2,098
The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. There were no contributions to our domestic defined benefit plans during the three months ended March 31, 2023 and we do not expect additional significant payments during 2023. We contributed $0.3 million to our foreign defined benefit plans during the three months ended March 31, 2023 and do not expect additional significant contributions during 2023.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(23,080)	(783)	1,192	(22,671)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,608	(1,604)	4
Net current-period other comprehensive (loss) income	(23,080)	825	(412)	(22,667)
Balance - March 31, 2022	$(272,580)	$(65,661)	$(467)	$(338,708)

Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive (loss) income before reclassifications	25,007	61	(1,367)	23,701
Amounts reclassified from accumulated other comprehensive income	—	192	—	192
Net current-period other comprehensive income (loss)	25,007	253	(1,367)	23,893
Balance - March 31, 2023	$(303,733)	$(5,698)	$(8,042)	$(317,473)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended March 31,	2023	2022

Defined Benefit Pension Plans
Amortization of net loss	$228	$2,111	(1)
Amortization of prior service cost	43	38	(1)
	271	2,149	Total before tax
	(79)	(541)	Tax impact
	$192	$1,608	Net of tax
Derivatives
Changes in cross currency swap: interest component	$—	$(20)	Interest Expense
Changes in cross currency swap: foreign exchange component	—	(1,584)	Miscellaneous, net
	$—	$(1,604)	Net of tax
Total reclassifications for the period	$192	$4
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

On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% U.S. dollar debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of March 31, 2023, the fair value of the cross currency swap was a $10.7 million liability. The swap agreement will mature on September 15, 2029.
Other
As of March 31, 2023, we have recorded the fair value of foreign currency forward exchange contracts of $0.8 million in Prepaid and other and $0.8 million in Accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of March 31, 2023 had an aggregate notional contract amount of $68.1 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022

		March 31, 2023		December 31, 2022
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$773	$—	$1,107
		$—	$773	$—	$1,107

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$778	$—	$269
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	10,651	—	8,840	—
		$10,651	$778	$8,840	$269
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2023	2022		2023	2022
Cross currency swap agreement:
Interest component	$—	$(392)	Interest expense	$—	$20	$(10,228)
Foreign exchange component	(1,367)	1,584	Miscellaneous, net	—	1,584	(1,171)
	$(1,367)	$1,192		$—	$1,604

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2023	2022
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(860)	$(2,100)
		$(860)	$(2,100)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2023
Derivative Assets	$773	—	$773	—	—	$773
Total Assets	$773	—	$773	—	—	$773

Derivative Liabilities	$11,429	—	$11,429	—	—	$11,429
Total Liabilities	$11,429	—	$11,429	—	—	$11,429

December 31, 2022
Derivative Assets	$1,107	—	$1,107	—	—	$1,107
Total Assets	$1,107	—	$1,107	—	—	$1,107

Derivative Liabilities	$9,109	—	$9,109	—	—	$9,109
Total Liabilities	$9,109	—	$9,109	—	—	$9,109

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2023, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$5,485	$5,485	$—	$—
Foreign exchange contracts (2)	773	—	773	—
Convertible notes	5,650	—	—	5,650
Total assets at fair value	$11,908	$5,485	$773	$5,650
Liabilities
Foreign exchange contracts (2)	$778	$—	$778	$—
Cross currency swap contract (2)	10,651	—	10,651	—
Contingent consideration obligation	25,310	—	—	25,310
Total liabilities at fair value	$36,739	$—	$11,429	$25,310
As of December 31, 2022, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$5,297	$5,297	$—	$—
Foreign exchange contracts (2)	1,107	—	1,107	—
Convertible note	5,650	—	—	5,650
Total assets at fair value	$12,054	$5,297	$1,107	$5,650
Liabilities
Foreign exchange contracts (2)	$269	$—	$269	$—
Cross currency swap contract (2)	8,840	—	8,840	—
Contingent consideration obligation	25,310	—	—	25,310
Total liabilities at fair value	$34,419	$—	$9,109	$25,310
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 18 – Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $828.9 million as of March 31, 2023 and $868.7 million as of December 31, 2022.
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
As discussed in Note 12 – Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2022, we have a contingent consideration obligation to the selling equity holders of:
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

We consider these obligations a Level 3 liability and have estimated the aggregate fair value for these contingent consideration arrangements as follows:

	March 31, 2023	December 31, 2022
Fusion Acquisition	$25,310	$25,310
Noble Acquisition	—	—
	$25,310	$25,310
Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2022	$25,310
Decrease in fair value recorded in earnings	—
Payments	—
Balance, March 31, 2023	$25,310
Subsequent to March 31, 2023, we repaid the outstanding contingent consideration obligation to the selling equity holders of Fusion.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. During the second quarter of 2022, we filed a lawsuit against the insurance company to recover a part of our claim. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $13 million in principal and $5 million to $6 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of March 31, 2023.
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
During the three months ended March 31, 2023 and 2022, we repurchased approximately 171 thousand shares for $19.7 million and 140 thousand shares for $16.0 million, respectively. As of March 31, 2023, there was $88.5 million of authorized share repurchases remaining under the existing authorization.

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
For awards granted in the first quarter of 2023 and thereafter, our performance-based RSUs will vest solely based on our return on invested capital ("ROIC"). Award share payouts depend on the extent to which the ROIC performance goal has been achieved, but the final payout is adjusted by a total shareholder return ("TSR") modifier.
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

Three Months Ended March 31,	2023	(1)	2022
Fair value per stock award	$116.17		$141.95
Grant date stock price	$111.38		$114.52
Assumptions:
Aptar's stock price expected volatility	20.00%		20.20%
Expected average volatility of peer companies	39.70%		41.70%
Correlation assumption	33.30%		41.20%
Risk-free interest rate	3.83%		2.04%
Dividend yield assumption	1.36%		1.33%
________________________________________________
(1)The 2023 award inputs and assumptions are related to PSU-ROIC awards with a TSR modifier.
A summary of RSU activity as of March 31, 2023 and changes during the three month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	426,361	$111.60	610,871	$118.77
Granted	103,658	108.78	151,264	115.69
Vested	(148,620)	103.67	(2,290)	113.02
Forfeited	(2,059)	114.42	(3,584)	124.06
Nonvested at March 31, 2023	379,340	$113.97	756,261	$118.14

Three Months Ended March 31,	2023	2022
Compensation expense	$12,071	$13,362
Fair value of units vested	14,587	12,361
Intrinsic value of units vested	17,046	15,291
The actual tax benefit realized for the tax deduction from RSUs was approximately $2.5 million in the three months ended March 31, 2023. As of March 31, 2023, there was $61.2 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.2 years.

Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were awarded in the first quarter of 2023 with the exercise price equal to the market price on the date of grant based on the Black-Scholes model and generally vest over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all others employees, respectively, during the first three months of 2023. The executive awards were issued with a 10% premium. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Three Months Ended March 31,	2023
Dividend Yield	1.41%
Expected Stock Price Volatility	16.55%
Risk-free Interest Rate	3.57%
Expected Life of Option (years)	7
 A summary of option activity under our stock plans during the three months ended March 31, 2023 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2023	2,623,944	$73.34	51,700	$63.91
Granted	314,524	116.20	—	—
Exercised	(208,987)	66.19	(3,500)	56.49
Forfeited or expired	(2,867)	71.70	—	—
Outstanding at March 31, 2023	2,726,614	$78.83	48,200	$64.45
Exercisable at March 31, 2023	2,412,090	$73.96	48,200	$64.45
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2023	4.0		0.9
Exercisable at March 31, 2023	3.2		0.9
Aggregate Intrinsic Value:
Outstanding at March 31, 2023	$107,907		$2,590
Exercisable at March 31, 2023	$106,692		$2,590
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2023	$10,118		$218
March 31, 2022	$3,780		$—

Three Months Ended March 31,	2023
Compensation expense (included in SG&A)	$2,734
Compensation expense (included in Cost of sales)	237
Compensation expense, Total	$2,971
Compensation expense, net of tax	2,971
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the three months ended March 31, 2023 and 2022 was approximately $13.8 million and $3.7 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $2.5 million and $0.3 million in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $4.1 million of total unrecognized compensation cost relating to stock option awards to be expensed in future periods.

NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$54,764	$54,764	$62,423	$62,423

Average equivalent shares
Shares of common stock	65,372	65,372	65,543	65,543
Effect of dilutive stock-based compensation
Stock options	906	—	1,193	—
Restricted stock	457	—	410	—
Total average equivalent shares	66,735	65,372	67,146	65,543
Net income per share	$0.82	$0.84	$0.93	$0.95
NOTE 16 – SEGMENT INFORMATION
During the year ended December 31, 2022, our organizational structure consisted of three market-focused business segments: Pharma, Beauty+Home and Food+Beverage. Effective January 1, 2023, we realigned two of our segments, allowing us to better serve our customers and positioning us for long-term profitable growth. We continue to have three reporting segments; Aptar Pharma and Aptar Beauty are named for the markets they serve with multiple product platforms, while Aptar Closures is named primarily for a single product platform that serves all available markets.
We combined all of our closures operations into a single segment - Aptar Closures. The Aptar Closures business serves multiple markets, including food, beverage, personal care, home care, beauty and healthcare. Closures that were developed in Beauty + Home moved to Aptar Closures together with the operations of legacy Food + Beverage. Aptar's food protection business and our elastomeric flow-control technology business continue to report through the Aptar Closures segment.
At the same time, we are simplifying and focusing our Beauty + Home segment to better leverage our complex spray and dispensing solutions for prestige and premium brands in the beauty and personal care markets. For many of our customers, personal care products are considered part of "beauty" and so we renamed this segment, simply, Aptar Beauty. The segment realignment had no impact on our consolidated statements of income, balance sheets, and cash flows. Segment financial information for the prior periods has been recast to conform to the current presentation.
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2022. We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2023	2022
Total Sales:
Aptar Pharma	$356,111	$346,672
Aptar Beauty	333,338	315,368
Aptar Closures	180,439	196,068
Total Sales	$869,888	$858,108
Less: Intersegment Sales:
Aptar Pharma	$65	$4,210
Aptar Beauty	6,949	6,288
Aptar Closures	2,807	2,678
Total Intersegment Sales	$9,821	$13,176
Net Sales:
Aptar Pharma	$356,046	$342,462
Aptar Beauty	326,389	309,080
Aptar Closures	177,632	193,390
Net Sales	$860,067	$844,932
Adjusted EBITDA (1):
Aptar Pharma	$109,298	$115,552
Aptar Beauty	37,205	34,550
Aptar Closures	26,008	24,183
Corporate & Other, unallocated	(18,836)	(17,970)
Acquisition-related costs (2)	(255)	—
Restructuring Initiatives (3)	(11,524)	(291)
Net unrealized investment gain (loss) (4)	188	(2,091)
Depreciation and amortization	(59,259)	(58,665)
Interest Expense	(10,228)	(8,930)
Interest Income	672	288
Income before Income Taxes	$73,269	$86,626
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
(2)Acquisition-related costs include transaction costs (and purchase accounting adjustments related to acquisitions and investments) (see Note 17 – Acquisitions for further details).

(3)Restructuring Initiatives includes expense items for the three months ended March 31, 2023 and 2022 as follows (see Note 19 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2023	2022
Restructuring Initiatives by Plan:
Optimization initiative	$11,540	$—
Prior year initiatives	(16)	291
Total Restructuring Initiatives	$11,524	$291

Restructuring Initiatives by Segment:
Aptar Pharma	$1,131	$—
Aptar Beauty	9,291	111
Aptar Closures	522	180
Corporate & Other	580	—
Total Restructuring Initiatives	$11,524	$291
(4)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).
NOTE 17 – ACQUISITIONS
Business Combinations
On March 1, 2023, we completed the acquisition of all the outstanding capital stock of iD SCENT. Located in Lyon, France, iD SCENT is an expert producer of paper fragrance sampling solutions that present multiple sustainability features. The purchase price was approximately $9.1 million (net of $1.4 million cash acquired) and was funded with cash on hand. The results of iD SCENT have been included in the consolidated financial statements within our Aptar Beauty segment since the date of acquisition. We are in the process of finalizing the purchase accounting.
Also on March 1, 2023, we completed the acquisition of 80% of the equity interest of Gulf Closures W.L.L. ( "Gulf Closures"). Gulf Closures, located in Bahrain, is a closure manufacturer for beverage products. The purchase price for 80% ownership was approximately $2.1 million (net of $1.2 million cash acquired) and was funded with cash on hand. This values the full company equity at approximately $3.3 million and implies a non-controlling interest valued at approximately $0.7 million as of the acquisition date. The results of Gulf Closures have been included in the consolidated financial statements within our Aptar Closures segment since the date of acquisition. We are in the process of finalizing the purchase accounting.
On August 31, 2022, we completed the acquisition of all the outstanding capital stock of Metaphase Design Group Inc. ("Metaphase"). Metaphase, located in St. Louis, Missouri, is a leading expert in ergonomic and industrial design of handheld devices including medical devices. The purchase price was approximately $5.1 million (net of $0.1 million cash acquired) and was funded with cash on hand. As of the acquisition date, $1.0 million was held in restricted cash for an indemnity escrow. The results of Metaphase have been included in the consolidated financial statements within our Aptar Pharma segment since the date of acquisition.

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	March 31, 2023	December 31, 2022
Equity Method Investments:
BTY	$31,611	$31,490
Sonmol	4,905	4,997
Desotec GmbH	879	863

Other Investments:
PureCycle	5,485	5,297
YAT	5,532	5,508
Loop	2,894	2,894
Others	1,275	1,259
	$52,581	$52,308
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
Desotec GmbH
During 2009, we invested €574 thousand to acquire 23% of the equity interests in Desotec GmbH, a leading manufacturer of special assembly machines for bulk processing for the pharmaceutical, beauty and closures markets.
Other Investments
In prior years, we have invested, through a series of transactions, an aggregate amount of $2.9 million in preferred equity investments in Loop, a sustainability company.
In prior years, we have also invested, through a series of transactions, $3.0 million in PureCycle and received $0.7 million of equity in exchange for our resource dedication for technological partnership and support. In November 2020, we increased the value of the PureCycle investment by $3.1 million based on observable price changes. In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
March 2022	107,600	$1,088	$841
August 2022	50,000	$511	$372

For the three months ended March 31, 2023 and 2022, we recorded the following net investment gain/(loss) on our investment in PureCycle:

	Three Months Ended March 31,
	2023	2022
Net investment gain (loss)	$188	$(1,250)
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
Other than the expected $1.4 million credit loss reserve against the outstanding note receivable from one of our venture investments, Kali Care, there were no indications of impairment noted in the three months ended March 31, 2023 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three months ended March 31, 2023, we recognized $11.5 million of restructuring costs related to this initiative. The cumulative expense incurred as of March 31, 2023 was $17.8 million.
As of March 31, 2023, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at 12/31/2022	Net Charges for the Three Months Ended 3/31/2023	Cash Paid	Interest and FX Impact	Ending Reserve at 3/31/2023
Employee severance	$4,993	$10,295	$(2,179)	$27	$13,136
Professional fees and other costs	—	1,245	(787)	5	463
Totals	$4,993	$11,540	$(2,966)	$32	$13,599

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Three Months Ended March 31,	2023	2022
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.8	64.2
Selling, research & development and administrative	17.2	17.2
Depreciation and amortization	6.9	7.0
Restructuring initiatives	1.3	—
Operating income	9.8	11.6
Interest expense	(1.2)	(1.1)
Other expense	(0.1)	(0.2)
Income before income taxes	8.5	10.3
Net Income	6.3	7.4
Effective tax rate	25.5%	28.0%
Adjusted EBITDA margin (1)	17.9%	18.5%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures".
During the year ended December 31, 2022, our organizational structure consisted of three market-focused business segments: Pharma, Beauty + Home and Food + Beverage. Effective January 1, 2023, we realigned two of our segments, allowing us to better serve our customers and positioning us for long-term profitable growth. We continue to have three reporting segments; Aptar Pharma and Aptar Beauty are named for the markets they serve with multiple product platforms, while Aptar Closures is primarily named for a single product platform that serves all available markets. Previously reported amounts have been reclassified to conform to the current period presentation.
NET SALES
Reported net sales for the first three months of 2023 increased 2% to $860.1 million compared to $844.9 million for the first three months of 2022. The average U.S. dollar exchange rate strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 2%. There was no significant impact from our acquisitions of Metaphase, iD SCENT, and Gulf Closures on our consolidated results during the first quarter of 2023. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 4% in the first three months of 2023 compared to the same period in 2022. The combination of strong volume growth, especially for products in our prescription, consumer healthcare and beauty applications, along with price increases to recover inflationary cost increases continue to have a strong impact on our core sales. Of our 4% core sales increase, approximately half is due to inflationary price adjustments while improved volumes and product mix represented the remaining half of the increase.

Three Months Ended March 31, 2023 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	4%	6%	(8)%	2%
Currency Effects (1)	3%	3%	1%	2%
Acquisitions	—%	—%	(1)%	—%
Core Sales Growth	7%	9%	(8)%	4%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location:

Three Months Ended March 31,	2023	% of Total	2022	% of Total
Domestic	$248,478	29%	$280,005	33%
Europe	496,466	58%	455,131	54%
Latin America	62,616	7%	57,744	7%
Asia	52,507	6%	52,052	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
For the first three months of 2023, COS as a percent of net sales increased to 64.8% compared to 64.2% in the same period in 2022. This increase is due to incremental startup costs and inefficiencies for our injectables division capacity expansion and Enterprise Resource Planning ("ERP") system implementation.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
SG&A increased by $2.4 million to $147.9 million in the first three months of 2023 compared to $145.5 million during the same period in 2022. Excluding changes in foreign currency rates, SG&A increased by approximately $5.7 million in the first three months of 2023 compared to the first three months of 2022. This increase is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation program and the timing of certain equity compensation arrangement expense recognition. We also experienced an increase in information systems costs due to the implementation of our enterprise reporting system, along with higher professional fees for internal projects and higher travel costs compared to 2022. Incremental costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were not significant. SG&A as a percentage of net sales remained consistent at 17.2% in the first three months of 2023 and 2022.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $0.6 million to $59.3 million in the first three months of 2023 compared to $58.7 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $2.1 million in the first three months of 2023 compared to the same period a year ago. The majority of this increase relates to higher capital spending during the current and prior year to support our growth strategy. Incremental depreciation and amortization costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were not significant. Depreciation and amortization as a percentage of net sales decreased to 6.9% in the first three months of 2023 compared to 7.0% in the same period of the prior year.
RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three months ended March 31, 2023, we recognized $11.5 million of restructuring costs related to this initiative. The cumulative expense incurred as of March 31, 2023 was $17.8 million.
Restructuring costs for the three months ended March 31, 2023 and 2022 are as follows:

Three Months Ended March 31,	2023	2022
Restructuring Initiatives by Plan:
Optimization initiative	$11,540	$—
Prior year initiatives	(16)	291
Total Restructuring Initiatives	$11,524	$291

Restructuring Initiatives by Segment:
Aptar Pharma	$1,131	$—
Aptar Beauty	9,291	111
Aptar Closures	522	180
Corporate & Other	580	—
Total Restructuring Initiatives	$11,524	$291

OPERATING INCOME
For the first three months of 2023, operating income decreased approximately $13.8 million to $83.9 million compared to $97.7 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income decreased by approximately $11.0 million in the first three months of 2023 compared to the same period a year ago, mainly due to our restructuring initiative mentioned above. Operating income as a percentage of net sales decreased to 9.8% in the first three months of 2023 compared to 11.6% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased by $1.3 million in the first three months of 2023 primarily as a result of our $400 million 3.60% Senior Notes due March 2032, which were issued on March 7, 2022. See Note 6 – Debt of the Condensed Consolidated Financial Statements for further details.
NET OTHER EXPENSE
Net other expense decreased $1.7 million to $0.4 million of expense for the three months ended March 31, 2023 from $2.2 million of expense in the same period of the prior year. Of this net expense decrease, $1.4 million is due to the increase in fair value of our investment in PureCycle. As discussed in Note 18 – Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended March 31, 2023 and 2022, respectively, was 25.5% and 28.0%. The lower effective tax rate for the three months ended March 31, 2023 reflects tax benefits from amended U.S. tax filings of $1.3 million and an increase in tax benefits from share based compensation of $0.8 million.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $54.8 million and $62.4 million in the three months ended March 31, 2023 and 2022, respectively.
APTAR PHARMA SEGMENT
Operations that sell dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

Three Months Ended March 31,	2023	2022
Net Sales	$356,046	$342,462
Adjusted EBITDA (1)	109,298	115,552
Adjusted EBITDA margin (1)	30.7%	33.7%
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

Net sales for the first three months of 2023 increased by 4% to $356.0 million compared to $342.5 million in the first three months of 2022. Changes in currency rates negatively impacted net sales by 3%, while the acquisition of Metaphase did not have a significant impact during the first three months of 2023. Therefore, core sales increased by 7% in the first three months of 2023 compared to the same period in the prior year. Strong core sales growth for our products to the prescription and consumer health care markets more than compensated for lower sales to the injectables and active material science solutions markets. Core sales to the prescription drug market increased 37% on solid demand for our allergic rhinitis, asthma and emergency medical devices. The 24% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinses, eye care and cough and cold solutions. Core sales of our products to the injectables market declined 34% primarily due to the shutdown of operations during the cutover to our new ERP system, leaving this division with approximately 15% fewer shipping days in the current quarter. In addition, we were up against strong prior year comparisons as we experienced strong sales of our elastomeric components for COVID-19 and other vaccines during the prior year period which did not repeat during the first three months of 2023. Similarly, core sales of our active material science solutions decreased 32% mainly on strong prior year period demand for our Activ-Film products used with at-home COVID-19 test kits that did not repeat during the first three months of 2023. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Three Months Ended March 31, 2023 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	32%	20%	(35)%	(33)%	(11)%	4%
Currency Effects (1)	5%	4%	2%	1%	1%	3%
Acquisitions	—%	—%	(1)%	—%	—%	—%
Core Sales Growth	37%	24%	(34)%	(32)%	(10)%	7%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2023 decreased 5% to $109.3 million compared to $115.6 million in the same period of the prior year. The positive impact of our strong core sales growth in the prescription drug and consumer healthcare divisions was offset by the impact of lower COVID-19 related sales in our injectables and active material science solutions divisions, as discussed above. We were further impacted by the incremental startup costs for the injectables division capacity expansion and ERP system implementation which led to a lower Adjusted EBITDA margin of 30.7% in the first three months of 2023 compared to 33.7% in the first three months of 2022.
APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

Three Months Ended March 31,	2023	2022
Net Sales	$326,389	$309,080
Adjusted EBITDA (1)	37,205	34,550
Adjusted EBITDA margin (1)	11.4%	11.2%
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
For the first three months of 2023, reported net sales increased 6% to $326.4 million compared to $309.1 million in the first three months of the prior year. Changes in currency rates negatively impacted net sales by approximately 3%. Therefore, core sales increased by 9% in the first three months of 2023 compared to the same period in the prior year. Approximately 6% of this growth came from the pass-through of higher input costs while the remaining increase is due to higher product volumes. Core sales of our products to the beauty market increased 17% during the first three months of 2023 on higher sales in both prestige and mass fragrance, along with sales growth of our skin care and color cosmetic solutions. Personal care core sales were flat as strong demand for our sun care applications was offset by softness in baby and hair care product sales . Core sales of our home care market products declined 16% mainly due to lower demand from our air care and surface cleaner customers.

Three Months Ended March 31, 2023 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	(3)%	13%	(17)%	6%
Currency Effects (1)	3%	4%	1%	3%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	—%	17%	(16)%	9%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2023 increased 8% to $37.2 million compared to $34.6 million reported in the same period in the prior year, mainly due to operational improvements and improved sales volumes discussed above. Therefore, our Adjusted EBITDA margin improved from 11.2% in the first quarter of 2022 to 11.4% during the first three months of 2023.
APTAR CLOSURES SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Aptar's food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

Three Months Ended March 31,	2023	2022
Net Sales	$177,632	$193,390
Adjusted EBITDA (1)	26,008	24,183
Adjusted EBITDA margin (1)	14.6%	12.5%
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
Net sales for the first three months of 2023 decreased by 8% to $177.6 million compared to $193.4 million in the first three months of 2022. Changes in currency rates negatively impacted net sales by 1%, while our acquisition of Gulf Closures positively impacted net sales by 1%. Therefore, core sales decreased by 8% in the first three months of 2023 compared to the same period in the prior year primarily due to the pass through of lower resin costs along with lower product volumes and tooling sales. As our Closures segment typically passes the impact of resin costs faster than the other segments, we were negatively impacted by lower resin costs near the end of the quarter. Approximately three quarters of the 8% core sales decrease is due to passing through lower resin costs. Volumes were also lower as customers continued to work through their inventory levels, primarily in North America and Latin America. Core sales to the food and personal care markets decreased 7% and 19%, respectively, while core sales to the beverage market increased 4% in the first three months of 2023 compared to the same period of the prior year. For the food market, we were up against strong prior year period results, mainly for sauces and condiment applications, due to strong demand as COVID-19 pandemic-related restrictions eased during the same period last year. The personal care market was also negatively impacted with lower sales of our body and hair care applications. The beverage market reported growth across the majority of its applications, including products sold to our functional drink and juice customers.

Three Months Ended March 31, 2023 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(8)%	6%	(19)%	(10)%	(8)%
Currency Effects (1)	1%	—%	—%	1%	1%
Acquisitions	—%	(2)%	—%	—%	(1)%
Core Sales Growth	(7)%	4%	(19)%	(9)%	(8)%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA in the first three months of 2023 increased 8% to $26.0 million compared to $24.2 million reported in the same period of the prior year. Our profitability was positively impacted by a favorable product mix and a focus on containing costs within our new segment structure. As discussed above, the majority of our sales decrease was due to passing through lower resin costs. These pass-throughs typically do not carry any margin, but the lower sales favorably impacts our Adjusted EBITDA margin. Therefore, our Adjusted EBITDA margin improved from 12.5% in the first quarter of 2022 to 14.6% during the first three months of 2023.

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
Corporate & Other Adjusted EBITDA in the first three months of 2023 increased to $18.8 million compared to $18.0 million reported in the same period of the prior year. This increase is mainly related to higher incentive compensation costs, including accruals related to our current short-term incentive compensation program and the timing of equity compensation expense recognition including substantive vesting conditions for retirement eligible employees.
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

	Three Months Ended
	March 31, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$860,067	$356,046	$326,389	$177,632	$—	$—

Reported net income	$54,586
Reported income taxes	18,683
Reported income before income taxes	73,269	82,390	7,432	13,295	(20,292)	(9,556)
Adjustments:
Restructuring initiatives	11,524	1,131	9,291	522	580
Net unrealized investment gain	(188)				(188)
Transaction costs related to acquisitions	255	—	199	56	—
Adjusted earnings before income taxes	84,860	83,521	16,922	13,873	(19,900)	(9,556)
Interest expense	10,228					10,228
Interest income	(672)					(672)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	94,416	83,521	16,922	13,873	(19,900)	—
Depreciation and amortization	59,259	25,777	20,283	12,135	1,064
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$153,675	$109,298	$37,205	$26,008	$(18,836)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	17.9%	30.7%	11.4%	14.6%

	Three Months Ended
	March 31, 2022

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$844,932	$342,462	$309,080	$193,390	$—	$—

Reported net income	$62,371
Reported income taxes	24,255
Reported income before income taxes	86,626	92,206	14,008	10,646	(21,592)	(8,642)
Adjustments:
Restructuring initiatives	291	—	111	180	—
Net unrealized investment loss	2,091				2,091
Adjusted earnings before income taxes	89,008	92,206	14,119	10,826	(19,501)	(8,642)
Interest expense	8,930					8,930
Interest income	(288)					(288)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	97,650	92,206	14,119	10,826	(19,501)	—
Depreciation and amortization	58,665	23,346	20,431	13,357	1,531
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$156,315	$115,552	$34,550	$24,183	$(17,970)	$—

Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.5%	33.7%	11.2%	12.5%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2023	2022

Notes payable, revolving credit facility and overdrafts	$12,733	$3,810
Current maturities of long-term obligations, net of unamortized debt issuance costs	218,731	118,981
Long-Term Obligations, net of unamortized debt issuance costs	955,918	1,052,597
Total Debt	1,187,382	1,175,388
Less:
Cash and equivalents	126,810	141,732
Net Debt	$1,060,572	$1,033,656

Total Stockholders' Equity	$2,127,757	$2,068,204
Net Debt	1,060,572	1,033,656
Net Capital	$3,188,329	$3,101,860

Net Debt to Net Capital	33.3%	33.3%

Free Cash Flow Reconciliation	March 31,	March 31,
	2023	2022

Net Cash Provided by Operations	$98,304	$92,077
Capital Expenditures	(77,825)	(73,058)
Proceeds from Government Grants	—	7,955
Free Cash Flow	$20,479	$26,974
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Conversely, a weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the first three months of 2023, the U.S. dollar strengthened compared to the major European currencies. This resulted in a dilutive impact on our translated results during the first quarter of 2023 when compared to the first quarter of 2022.
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
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. Our estimated stock option expense on a pre-tax basis for the year 2023 compared to 2022 is as follows:

	2023	2022
First Quarter	$15,042	$13,362
Second Quarter (estimated for 2023)	8,963	8,774
Third Quarter (estimated for 2023)	8,823	9,805
Fourth Quarter (estimated for 2023)	8,520	8,996
	$41,348	$40,937
LIQUIDITY AND CAPITAL RESOURCES
Given our current low level of leverage relative to others in our industry and our ability to generate strong levels of cash flow from operations, we believe we are in a strong financial position to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment and facilities that are necessary to support our growth, pay quarterly dividends to stockholders, to make acquisitions and repurchase shares of our common stock that will contribute to the achievement of our strategic objectives. Due to uncertain macroeconomic conditions, including rising interest rates and the inflationary environment, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $127.8 million at March 31, 2023 from $142.7 million at December 31, 2022. Total short and long-term interest bearing debt of $1.2 billion at March 31, 2023 was consistent with the $1.2 billion at December 31, 2022. The ratio of our Net Debt (interest bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) remained a consistent 33.3% at March 31, 2023 and December 31, 2022. See the reconciliation under "Non-U.S. GAAP Measures".

In the first three months of 2023, our operations provided approximately $98.3 million in net cash flow compared to $92.1 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization. The increase in cash provided by operating activities during the first three months of 2023 is primarily attributable to improved working capital management as well as a $15.2 million contribution to our domestic benefit plan during the first quarter of 2022.
We used $89.2 million in cash for investing activities during the first three months of 2023 compared to $68.4 million during the same period a year ago. During 2023, approximately $9.1 million was utilized to fund the iD Scent acquisition and $2.1 million was utilized to fund the Gulf Closures acquisition. Our investment in capital projects net of government grant proceeds increased $12.7 million during the first three months of 2023 compared to the first three months of 2022. Our 2023 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be in the range of approximately $280 million to $300 million.
Financing activities used $24.8 million in cash during the first three months of 2023 compared to $211.9 million in cash provided by financing activities during the same period a year ago. During the first three months of 2023, we paid $24.8 million of dividends, received $13.8 million from stock option exercises and purchased $19.7 million of treasury stock. During the first quarter of 2022, we received proceeds from long-term obligations of $402.2 million primarily from the issuance of $400 million of our 3.60% Senior Notes due March 2032 and we repaid $144.3 million related to our revolving credit facility.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2023.
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was paid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on LIBOR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The revolving credit facility provides mechanics relating to a transition away from LIBOR (in the case of USD) and the designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of March 31, 2023 and December 31, 2022, no balance was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2023
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.80 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	14.19 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.0 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which would generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.
On April 20, 2023, the Board of Directors declared a quarterly cash dividend of $0.38 per share payable on May 25, 2023 to stockholders of record as of May 4, 2023.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued accounting standards updates to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2023 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
Looking forward to the second quarter, we expect our proprietary pharma dispensing devices and beauty businesses to grow. We expect revenue from our injectables division will ramp up as the division moves past its ERP system implementation and we expect a gradual improvement in our Closures segment as customers, especially in North America, continue to work through their inventory.
We expect earnings per share for the second quarter of 2023, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.11 to $1.19 and this guidance is based on an effective tax rate range of 26% to 28%.
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
•the execution of our fixed cost initiatives, including our optimization initiative;
•the availability of direct labor workers and the increase in direct labor costs, especially in North America;
•our ability to preserve organizational culture and maintain employee productivity in the hybrid work environment prompted by the pandemic;
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
Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A (Risk Factors) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional risks and uncertainties that may cause our actual results or other events to differ materially from those expressed or implied in such forward-looking statements.

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
The table below provides information as of March 31, 2023 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2023.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$24,248	1.0774	10,203 - 24,248
EUR / BRL	10,293	5.7560	10,077 - 10,293
EUR / CNY	8,507	7.3596	2,712 - 8,507
MXN / USD	5,000	0.0524	4,500 - 7,000
EUR / THB	4,980	35.5741	4,859 - 5,185
USD / CNY	4,000	6.8828	3,500 - 4,000
USD / MXN	3,000	19.2196	0 - 3,000
CZK / EUR	2,529	0.0416	2,529 - 5,513
EUR / MXN	2,181	20.6538	2,181 - 3,796
USD / EUR	872	0.9341	872 - 4,336
GBP / EUR	869	1.1306	798 - 1,503
CHF - EUR	744	1.0111	744 - 1,309
CHF - USD	328	1.0761	0 - 328
EUR - GBP	316	0.8821	0 - 316
USD - GBP	179	0.8306	179 - 602
EUR - CHF	94	0.9951	0 - 93
Total	$68,140
As of March 31, 2023, we have recorded the fair value of foreign currency forward exchange contracts of $0.8 million in prepaid and other and $0.8 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $10.7 million reported in Accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended March 31, 2023, we implemented ERP systems at two operating units. Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended March 31, 2023, the Plan purchased 11,883 shares of our common stock on behalf of the participants at an average price of $118.19, for an aggregate amount of $1.4 million, and sold 2,025 shares of our common stock on behalf of the participants at an average price of $115.89, for an aggregate amount of $235 thousand. At March 31, 2023, the Plan owned 127,990 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2023, we repurchased approximately 171 thousand shares for $19.7 million. As of March 31, 2023, there was $88.5 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended March 31, 2023:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

1/1 - 1/31/23	—	$—	—	$108.3
2/1 - 2/28/23	57,000	115.42	57,000	101.6
3/1 - 3/31/23	114,000	115.35	114,000	88.5
Total	171,000	$115.38	171,000	$88.5

ITEM 6. EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023, filed with the SEC on April 28, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Balance Sheets – March 31, 2023 and December 31, 2022, (v) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2023 and 2022, (vi) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2023 and 2022 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: April 28, 2023