Form 10-Q
period 2023-06-30
APTARGROUP, INC.
filed 2023-07-28
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of July 24, 2023, was 65,637,106 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2023

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$895,906	$844,543	$1,755,973	$1,689,475
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	573,711	549,010	1,131,133	1,091,738
Selling, research & development and administrative	141,428	135,382	289,351	280,923
Depreciation and amortization	62,267	58,552	121,526	117,217
Restructuring initiatives	1,943	428	13,467	719
Total Operating Expenses	779,349	743,372	1,555,477	1,490,597
Operating Income	116,557	101,171	200,496	198,878

Other (Expense) Income:
Interest expense	(9,688)	(11,982)	(19,916)	(20,912)
Interest income	648	989	1,320	1,277
Net investment gain (loss)	2,891	(483)	3,079	(1,733)
Equity in results of affiliates	643	(276)	512	(362)
Miscellaneous, net	(173)	52	(1,344)	(1,051)
Total Other Expense	(5,679)	(11,700)	(16,349)	(22,781)

Income before Income Taxes	110,878	89,471	184,147	176,097

Provision for Income Taxes	27,831	25,858	46,514	50,113

Net Income	$83,047	$63,613	$137,633	$125,984

Net Loss Attributable to Noncontrolling Interests	$25	$12	$203	$64

Net Income Attributable to AptarGroup, Inc.	$83,072	$63,625	$137,836	$126,048

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.27	$0.97	$2.11	$1.92
Diluted	$1.24	$0.95	$2.07	$1.88

Average Number of Shares Outstanding:
Basic	65,568	65,475	65,470	65,509
Diluted	66,855	66,900	66,748	66,969

Dividends per Common Share	$0.38	$0.38	$0.76	$0.76

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Income	$83,047	$63,613	$137,633	$125,984
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,749)	(68,845)	23,875	(91,887)
Changes in derivative (losses) gains, net of tax	(3,764)	533	(5,131)	121
Defined benefit pension plan, net of tax
Actuarial gain (loss), net of tax	7	33	68	(750)
Amortization of prior service cost included in net income, net of tax	33	25	65	53
Amortization of net loss included in net income, net of tax	162	1,572	322	3,152
Total defined benefit pension plan, net of tax	202	1,630	455	2,455
Total other comprehensive (loss) income	(5,311)	(66,682)	19,199	(89,311)
Comprehensive Income (Loss)	77,736	(3,069)	156,832	36,673
Comprehensive Loss Attributable to Noncontrolling Interests	896	826	231	840
Comprehensive Income (Loss) Attributable to AptarGroup, Inc.	$78,632	$(2,243)	$157,063	$37,513
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	June 30, 2023	December 31, 2022
Assets
Cash and equivalents	$120,983	$141,732
Short-term investments	21	—
Accounts and notes receivable, less current expected credit loss ("CECL") of $12,100 in 2023 and $9,519 in 2022	718,619	676,987
Inventories	516,338	486,806
Prepaid and other	160,058	124,766
Total Current Assets	1,516,019	1,430,291
Land	30,192	30,197
Buildings and improvements	724,703	693,542
Machinery and equipment	3,041,491	2,925,517
Property, Plant and Equipment, Gross	3,796,386	3,649,256
Less: Accumulated depreciation	(2,400,575)	(2,305,592)
Property, Plant and Equipment, Net	1,395,811	1,343,664
Investments in equity securities	53,878	52,308
Goodwill	956,908	945,632
Intangible assets, net	299,490	315,744
Operating lease right-of-use assets	58,179	58,675
Miscellaneous	67,427	57,144
Total Other Assets	1,435,882	1,429,503
Total Assets	$4,347,712	$4,203,458
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	June 30, 2023	December 31, 2022
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$61,838	$3,810
Current maturities of long-term obligations, net of unamortized debt issuance costs	214,257	118,981
Accounts payable, accrued and other liabilities	753,690	794,385
Total Current Liabilities	1,029,785	917,176
Long-Term Obligations, net of unamortized debt issuance costs	949,852	1,052,597
Deferred income taxes	19,242	20,563
Retirement and deferred compensation plans	56,143	48,977
Operating lease liabilities	43,107	42,948
Deferred and other non-current liabilities	61,157	52,993
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	179,649	165,481
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 71.3 million and 70.9 million shares issued as of June 30, 2023 and December 31, 2022, respectively	713	709
Capital in excess of par value	1,005,007	968,618
Retained earnings	2,017,065	1,929,240
Accumulated other comprehensive loss	(321,913)	(341,366)
Less: Treasury stock at cost, 5.7 million and 5.6 million shares as of June 30, 2023 and December 31, 2022, respectively	(526,484)	(503,266)
Total AptarGroup, Inc. Stockholders’ Equity	2,174,388	2,053,935
Noncontrolling interests in subsidiaries	14,038	14,269
Total Stockholders’ Equity	2,188,426	2,068,204
Total Liabilities and Stockholders’ Equity	$4,347,712	$4,203,458
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2023 and 2022	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - March 31, 2022	$1,826,924	$(338,708)	$705	$(434,867)	$929,218	$15,179	$1,998,451
Net income (loss)	63,625	—	—	—	—	(12)	63,613
Foreign currency translation adjustments	—	(68,031)	—	—	—	(814)	(68,845)
Changes in unrecognized pension gains and related amortization, net of tax	—	1,630	—	—	—	—	1,630
Changes in derivative gains, net of tax	—	533	—	—	—	—	533
Stock awards and option exercises	—	—	1	4,422	10,679	—	15,102
Cash dividends declared on common stock	(24,915)	—	—	—	—	—	(24,915)
Treasury stock purchased	—	—	—	(37,105)	—	—	(37,105)
Balance - June 30, 2022	$1,865,634	$(404,576)	$706	$(467,550)	$939,897	$14,353	$1,948,464

Balance - March 31, 2023	$1,958,930	$(317,473)	$711	$(520,329)	$990,984	$14,934	$2,127,757
Net income (loss)	83,072	—	—	—	—	(25)	83,047
Foreign currency translation adjustments	—	(878)	—	—	—	(871)	(1,749)
Changes in unrecognized pension gains and related amortization, net of tax	—	202	—	—	—	—	202
Changes in derivative gains, net of tax	—	(3,764)	—	—	—	—	(3,764)
Stock awards and option exercises	—	—	2	3,155	14,023	—	17,180
Cash dividends declared on common stock	(24,937)	—	—	—	—	—	(24,937)
Treasury stock purchased	—	—	—	(9,310)	—	—	(9,310)
Balance - June 30, 2023	$2,017,065	$(321,913)	$713	$(526,484)	$1,005,007	$14,038	$2,188,426

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2023 and 2022	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income (loss)	126,048	—	—	—	—	(64)	125,984
Foreign currency translation adjustments	—	(91,111)	—	—	—	(776)	(91,887)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	2,455	—	—	—	—	2,455
Changes in derivative gains (losses), net of tax	—	121	—	—	—	—	121
Stock awards and option exercises	—	—	2	6,741	23,363	—	30,106
Cash dividends declared on common stock	(49,827)	—	—	—	—	—	(49,827)
Treasury stock purchased	—	—	—	(53,088)	—	—	(53,088)
Balance - June 30, 2022	$1,865,634	$(404,576)	$706	$(467,550)	$939,897	$14,353	$1,948,464

Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income (loss)	137,836	—	—	—	—	(203)	137,633
Foreign currency translation adjustments	(226)	24,129	—	—	—	(28)	23,875
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	455	—	—	—	—	455
Changes in derivative gains (losses), net of tax	—	(5,131)	—	—	—	—	(5,131)
Stock awards and option exercises	—	—	4	5,821	36,389	—	42,214
Cash dividends declared on common stock	(49,785)	—	—	—	—	—	(49,785)
Treasury stock purchased	—	—	—	(29,039)	—	—	(29,039)
Balance - June 30, 2023	$2,017,065	$(321,913)	$713	$(526,484)	$1,005,007	$14,038	$2,188,426
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2023	2022

Cash Flows from Operating Activities:
Net income	$137,633	$125,984
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	99,432	95,123
Amortization	22,094	22,094
Stock-based compensation	25,433	22,136
Provision for CECL	2,877	2,338
Gain on disposition of fixed assets	(2,945)	(179)
Net (gain) loss on remeasurement of equity securities	(3,079)	1,733
Deferred income taxes	(6,321)	(5,484)
Defined benefit plan expense	7,098	12,347
Equity in results of affiliates	(512)	362
Change in fair value of contingent consideration	—	(2,265)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(28,287)	(60,045)
Inventories	(18,569)	(49,242)
Prepaid and other current assets	(32,535)	(24,091)
Accounts payable, accrued and other liabilities	687	62,973
Income taxes payable	(12,869)	822
Retirement and deferred compensation plan liabilities	(2,812)	(19,727)
Other changes, net	(5,124)	(8,225)
Net Cash Provided by Operations	182,201	176,654
Cash Flows from Investing Activities:
Capital expenditures	(155,012)	(147,262)
Proceeds from government grants	—	12,794
Proceeds from sale of property, plant and equipment	3,542	507
Maturity of short-term investment	—	740
Purchase of short-term investments	(21)	—
Acquisition of businesses, net of cash acquired and release of escrow	(10,910)	—
Acquisition of intangible assets, net	(1,300)	—
Proceeds from sale of investment in equity securities	—	1,088
Notes receivable, net	92	(6,992)
Net Cash Used by Investing Activities	(163,609)	(139,125)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	19,063	20,457
Repayments of notes payable and overdrafts	(22,631)	(21,010)
Proceeds and repayments of short term revolving credit facility, net	61,053	(144,345)
Proceeds from long-term obligations	261	402,244
Repayments of long-term obligations	(16,338)	(80,453)
Debt issuance costs	—	(4,009)
Payment of contingent consideration obligation	(22,750)	—
Dividends paid	(49,785)	(49,827)
Proceeds from stock option exercises	24,342	11,416
Purchase of treasury stock	(29,039)	(53,088)
Net Cash (Used) Provided by Financing Activities	(35,824)	81,385
Effect of Exchange Rate Changes on Cash	(3,517)	(1,365)
Net (Decrease) Increase in Cash and Equivalents and Restricted Cash	(20,749)	117,549
Cash and Equivalents and Restricted Cash at Beginning of Period	142,732	122,925
Cash and Equivalents and Restricted Cash at End of Period	$121,983	$240,474

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition.

Six Months Ended June 30,	2023	2022

Cash and equivalents	$120,983	$240,474
Restricted cash included in prepaid and other	1,000	—
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$121,983	$240,474
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
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and could be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We adopted this guidance in the second quarter of 2023 and have transitioned away from LIBOR to a SOFR rate in our revolving credit facility.
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
ASSETS HELD FOR SALE
Assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less costs to sell, and are not depreciated while they are held for sale. As of June 30, 2023 we recorded $0.7 million as assets held for sale within Prepaid and other on our Condensed Consolidated Balance Sheets related to three building locations in France.

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
All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of June 30, 2023, the amounts due to suppliers participating in the SCF and included in Accounts payable, accrued and other liabilities were approximately $43.3 million.
We have lengthened the payment terms with our suppliers to be in line with customer trends. While we have offered a third party alternative for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as the economic conditions currently are not beneficial for us.

NOTE 2 – REVENUE
Segment financial information for the prior periods has been recast to conform to the current presentation. Refer to Note 16 - Segment Information. Revenue by segment and geography based on shipped from locations for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$254,459	$100,868	$12,358	$23,015	$390,700
Aptar Beauty	213,559	58,473	38,067	19,488	329,587
Aptar Closures	57,065	85,192	21,031	12,331	175,619
Total	$525,083	$244,533	$71,456	$54,834	$895,906

	For the Three Months Ended June 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$209,118	$108,414	$6,339	$16,360	$340,231
Aptar Beauty	182,934	79,819	32,452	22,462	317,667
Aptar Closures	52,913	100,569	20,351	12,812	186,645
Total	$444,965	$288,802	$59,142	$51,634	$844,543

	For the Six Months Ended June 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$481,575	$203,142	$19,581	$42,448	$746,746
Aptar Beauty	425,569	117,761	73,319	39,327	655,976
Aptar Closures	114,405	172,108	41,172	25,566	353,251
Total	$1,021,549	$493,011	$134,072	$107,341	$1,755,973

	For the Six Months Ended June 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$420,125	$214,755	$14,194	$33,619	$682,693
Aptar Beauty	370,693	149,199	62,142	44,713	626,747
Aptar Closures	109,278	204,853	40,550	25,354	380,035
Total	$900,096	$568,807	$116,886	$103,686	$1,689,475
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
The opening and closing balances of our contract asset and contract liabilities are as follows:

	Balance as of December 31, 2022	Balance as of June 30, 2023	Increase/ (Decrease)
Contract asset (current)	$16,736	$21,196	$4,460
Contract liability (current)	80,241	87,117	6,876
Contract liability (long-term)	25,361	28,824	3,463
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $71.8 million, including $45.8 million relating to contract liabilities at the beginning of the year. Current contract assets are included within the Prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
Product Sales
We primarily manufacture and sell drug and consumer product dosing, dispensing and protection technologies. The amount of consideration is typically fixed for customers. At the time of delivery, the customer is invoiced at the agreed-upon price. Revenue from product sales is typically recognized upon manufacture or shipment, when control of the goods transfers to the customer.

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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of June 30, 2023 or December 31, 2022.
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

NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	June 30, 2023	December 31, 2022
Raw materials	$157,165	$159,041
Work in process	177,345	153,592
Finished goods	181,828	174,173
Total	$516,338	$486,806

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 by reporting segment are as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2022	$498,742	$319,011	$127,879	$945,632
Reclassification due to segment change	—	(39,472)	39,472	—
Acquisitions	—	3,655	114	3,769
Foreign currency exchange effects	5,302	1,922	283	7,507
Balance as of June 30, 2023	$504,044	$285,116	$167,748	$956,908
The table below shows a summary of intangible assets as of June 30, 2023 and December 31, 2022.

		June 30, 2023			December 31, 2022
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	8.8	$8,174	$(2,307)	$5,867	$8,044	$(1,968)	$6,076
Acquired technology	11.3	140,053	(63,694)	76,359	135,191	(56,628)	78,563
Customer relationships	13.4	307,535	(111,944)	195,591	305,994	(99,130)	206,864
Trademarks and trade names	7.3	44,781	(31,522)	13,259	43,998	(28,190)	15,808
License agreements and other	36.3	15,854	(7,440)	8,414	15,425	(6,992)	8,433
Total intangible assets	13.2	$516,397	$(216,907)	$299,490	$508,652	$(192,908)	$315,744
Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2023 and 2022 was $11,131 and $11,067, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2023 and 2022 was $22,094 and $22,094, respectively.
Future estimated amortization expense for the years ending December 31 is as follows:

2023	$22,808	(remaining estimated amortization for 2023)
2024	41,639
2025	39,910
2026	37,580
2027	25,568
Thereafter	131,985

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2023.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended June 30, 2023 and 2022, respectively, was 25.1% and 28.9%. The effective tax rate for the six months ended June 30, 2023 and 2022, respectively, was 25.3% and 28.5%. The lower reported effective tax rate for the three and six months ended June 30, 2023 reflects the benefits from refining certain U.S. tax filing positions as well as the tax benefits from employee stock-based compensation.
NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At June 30, 2023 and December 31, 2022, our notes payable, revolving credit facility and overdrafts consisted of the following:

	June 30, 2023	December 31, 2022
Revolving credit facility 6.09% to 6.18%	$61,143	$—
Overdrafts 3.65% to 5.73%	695	3,810
	$61,838	$3,810
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was repaid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of June 30, 2023, $41.5 million was utilized under the revolving credit facility in the U.S. and €18.0 million ($19.6 million) was utilized by our wholly-owned UK subsidiary. As of December 31, 2022, no balance was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
There are no compensating balance requirements associated with our revolving credit facility. Each borrowing under the revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. In May 2023 the revolving credit facility was amended to make SOFR the default borrowing rate for USD. The revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2023 or December 31, 2022.
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

At June 30, 2023 and December 31, 2022, our long-term obligations consisted of the following:

	June 30, 2023	December 31, 2022
Notes payable 0.00% – 2.25%, due in monthly and annual installments through 2028	$15,850	$29,167
Senior unsecured notes 1.0%, due in 2023	109,130	106,995
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	218,260	213,990
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.9 million	399,102	399,050
Finance Lease Liabilities	25,951	26,934
Unamortized debt issuance costs	(4,184)	(4,558)
	$1,164,109	$1,171,578
Current maturities of long-term obligations	(214,257)	(118,981)
Total long-term obligations	$949,852	$1,052,597
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$211,161
Year Two	274,833
Year Three	256,484
Year Four	602
Year Five	75
Thereafter	399,187
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2023
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.81 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.55 to 1.00
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
Amortization expense related to finance leases is included in depreciation expense, while rent expense related to operating leases is included within cost of sales and selling, research & development and administrative expenses.

The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$5,277	$4,921	$10,691	$10,202

Finance lease cost:
Amortization of right-of-use assets	$867	$949	$1,778	$2,078
Interest on lease liabilities	295	314	594	639
Total finance lease cost	$1,162	$1,263	$2,372	$2,717

Short-term lease and variable lease costs	$5,197	$2,746	$10,109	$6,728
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,640	$10,337
Operating cash flows from finance leases	600	645
Financing cash flows from finance leases	1,649	1,989

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,597	$11,903
Finance leases	352	731
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2023	2022	2023	2022
Service cost	$2,410	$3,945	$1,487	$1,876
Interest cost	2,157	1,743	917	342
Expected return on plan assets	(3,095)	(3,229)	(589)	(689)
Amortization of net loss	—	1,668	229	433
Amortization of prior service cost	—	—	45	33
Net periodic benefit cost	$1,472	$4,127	$2,089	$1,995

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2023	2022	2023	2022
Service cost	$4,819	$7,890	$2,957	$3,846
Interest cost	4,315	3,485	1,820	715
Expected return on plan assets	(6,189)	(6,456)	(1,169)	(1,416)
Amortization of net loss	—	3,335	457	877
Amortization of prior service cost	—	—	88	71
Net periodic benefit cost	$2,945	$8,254	$4,153	$4,093

The components of net periodic benefit cost, other than the service cost component, are included in the line Miscellaneous, net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. There were no contributions to our domestic defined benefit plans during the six months ended June 30, 2023 and we do not expect significant payments during 2023. We contributed $0.7 million to our foreign defined benefit plans during the six months ended June 30, 2023 and do not expect additional significant contributions during 2023.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(91,111)	(750)	4,885	(86,976)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,205	(4,764)	(1,559)
Net current-period other comprehensive (loss) income	(91,111)	2,455	121	(88,535)
Balance - June 30, 2022	$(340,611)	$(64,031)	$66	$(404,576)

Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive income (loss) before reclassifications	24,129	68	(5,131)	19,066
Amounts reclassified from accumulated other comprehensive income	—	387	—	387
Net current-period other comprehensive income (loss)	24,129	455	(5,131)	19,453
Balance - June 30, 2023	$(304,611)	$(5,496)	$(11,806)	$(321,913)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended June 30,	2023	2022

Defined Benefit Pension Plans
Amortization of net loss	$229	$2,101	(1)
Amortization of prior service cost	45	33	(1)
	274	2,134	Total before tax
	(79)	(537)	Tax impact
	$195	$1,597	Net of tax
Derivatives
Changes in cross currency swap: interest component	$—	$(118)	Interest Expense
Changes in cross currency swap: foreign exchange component	—	(3,042)	Miscellaneous, net
	$—	$(3,160)	Net of tax
Total reclassifications for the period	$195	$(1,563)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Six Months Ended June 30,	2023	2022

Defined Benefit Pension Plans
Amortization of net loss	$457	$4,212	(1)
Amortization of prior service cost	88	71	(1)
	545	4,283	Total before tax
	(158)	(1,078)	Tax impact
	$387	$3,205	Net of tax
Derivatives
Changes in cross currency swap: interest component	$—	$(138)	Interest Expense
Changes in cross currency swap: foreign exchange component	—	(4,626)	Miscellaneous, net
	$—	$(4,764)	Net of tax
Total reclassifications for the period	$387	$(1,559)
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

On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% U.S. dollar debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of June 30, 2023, the fair value of the cross currency swap was a $15.6 million liability. The swap agreement will mature on September 15, 2029.
Other
As of June 30, 2023, we have recorded the fair value of foreign currency forward exchange contracts of $1.0 million in Prepaid and other and $0.9 million in Accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of June 30, 2023 had an aggregate notional contract amount of $57.9 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022

		June 30, 2023		December 31, 2022
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$953	$—	$1,107
		$—	$953	$—	$1,107

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$909	$—	$269
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	15,636	—	8,840	—
		$15,636	$909	$8,840	$269
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2023 and 2022

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2023	2022		2023	2022
Cross currency swap agreement:
Interest component	$—	$651	Interest expense	$—	$118	$(9,688)
Foreign exchange component	3,763	3,042	Miscellaneous, net	—	3,042	(173)
	$3,763	$3,693		$—	$3,160

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2023 and 2022

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2023	2022		2023	2022
Cross currency swap agreement:
Interest component	$—	$259	Interest expense	$—	$138	$(19,916)
Foreign exchange component	(5,131)	4,626	Miscellaneous, net	—	4,626	(1,344)
	$(5,131)	$4,885		$—	$4,764

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2023 and 2022

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2023	2022
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$59	$1,991
		$59	$1,991

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2023 and 2022

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2023	2022
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(800)	$(109)
		$(800)	$(109)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2023
Derivative Assets	$953	—	$953	—	—	$953
Total Assets	$953	—	$953	—	—	$953

Derivative Liabilities	$16,545	—	$16,545	—	—	$16,545
Total Liabilities	$16,545	—	$16,545	—	—	$16,545

December 31, 2022
Derivative Assets	$1,107	—	$1,107	—	—	$1,107
Total Assets	$1,107	—	$1,107	—	—	$1,107

Derivative Liabilities	$9,109	—	$9,109	—	—	$9,109
Total Liabilities	$9,109	—	$9,109	—	—	$9,109

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of June 30, 2023, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$8,376	$8,376	$—	$—
Foreign exchange contracts (2)	953	—	953	—
Convertible notes	5,650	—	—	5,650
Total assets at fair value	$14,979	$8,376	$953	$5,650
Liabilities
Foreign exchange contracts (2)	$909	$—	$909	$—
Cross currency swap contract (2)	15,636	—	15,636	—
Total liabilities at fair value	$16,545	$—	$16,545	$—

As of December 31, 2022, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$5,297	$5,297	$—	$—
Foreign exchange contracts (2)	1,107	—	1,107	—
Convertible note	5,650	—	—	5,650
Total assets at fair value	$12,054	$5,297	$1,107	$5,650
Liabilities
Foreign exchange contracts (2)	$269	$—	$269	$—
Cross currency swap contract (2)	8,840	—	8,840	—
Contingent consideration obligation	25,310	—	—	25,310
Total liabilities at fair value	$34,419	$—	$9,109	$25,310
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 18 – Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $801.1 million as of June 30, 2023 and $868.7 million as of December 31, 2022.
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
As discussed in Note 12 – Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2022, we had contingent consideration obligations to the selling equity holders of:
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
We consider these obligations a Level 3 liability and estimated the aggregate fair value for these contingent consideration arrangements as follows:

	June 30, 2023	December 31, 2022
Fusion Acquisition	$—	$25,310
Noble Acquisition	—	—
	$—	$25,310

Changes in the fair value of these obligations are recorded within selling, research & development and administrative expenses in our Condensed Consolidated Statements of Income. Significant changes to the inputs, as noted above, can result in a significantly higher or lower fair value measurement. In April 2023, we repaid the outstanding contingent consideration obligation to the selling equity holders of Fusion. Approximately $22.8 million is recorded as a financing activity in our Condensed Consolidated Statements of Cash Flows representing the portion of the outstanding contingent consideration that was associated with the acquisition fair value of the liability. The remaining $2.5 million is recorded within cash flow from operations. The following table provides a summary of changes in our Level 3 fair value measurements:

Balance, December 31, 2022	$25,310
Increase in fair value recorded in earnings	—
Payments	(25,310)
Balance, June 30, 2023	$—
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. During the second quarter of 2022, we filed a lawsuit against the insurance company to recover a part of our claim. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $13 million in principal and $5 million to $6 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of June 30, 2023.
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
During the three and six months ended June 30, 2023, we repurchased approximately 81 thousand shares for $9.3 million and 252 thousand shares for $29.0 million, respectively. During the three and six months ended June 30, 2022, we repurchased approximately 348 thousand shares for $37.1 million and 488 thousand shares for $53.1 million, respectively. As of June 30, 2023, there was $79.2 million of authorized share repurchases remaining under the existing authorization.
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
At the time of vesting, the vested shares of common stock are issued in the employee’s name. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). RSUs granted to directors are only time-based and generally vest on or around the first anniversary of the date of grant..
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

Six Months Ended June 30,	2023	(1)	2022
Fair value per stock award	$116.17		$141.95
Grant date stock price	$111.38		$114.52
Assumptions:
Aptar's stock price expected volatility	20.00%		20.20%
Expected average volatility of peer companies	39.70%		41.70%
Correlation assumption	33.30%		41.20%
Risk-free interest rate	3.83%		2.04%
Dividend yield assumption	1.36%		1.33%
________________________________________________
(1)The 2023 award inputs and assumptions are related to PSU-ROIC awards with a TSR modifier.
A summary of RSU activity as of June 30, 2023 and changes during the six month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	426,361	$111.60	610,871	$118.77
Granted	118,308	110.05	151,368	115.69
Vested	(176,945)	104.08	(99,878)	89.33
Forfeited	(6,880)	102.59	(132,899)	93.30
Nonvested at June 30, 2023	360,844	$115.04	529,462	$129.84
Included in the time-based RSU activity for the six months ended June 30, 2023 are 13,146 units granted to non-employee directors and 10,589 units vested related to non-employee directors.

Six Months Ended June 30,	2023	2022
Compensation expense	$22,008	$22,136
Fair value of units vested	27,178	19,724
Intrinsic value of units vested	31,809	21,481
The actual tax benefit realized for the tax deduction from RSUs was approximately $5.4 million in the six months ended June 30, 2023. As of June 30, 2023, there was $60.7 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.0 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were awarded in the first quarter of 2023 with the exercise price equal to the market price on the date of grant based on the Black-Scholes model and generally vest over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all others employees, respectively, during the first six months of 2023. The executive awards were issued with a 10% premium. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Six Months Ended June 30,	2023
Dividend Yield	1.41%
Expected Stock Price Volatility	16.55%
Risk-free Interest Rate	3.57%
Expected Life of Option (years)	7
 A summary of option activity under our stock plans during the six months ended June 30, 2023 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2023	2,623,944	$73.34	51,700	$63.91
Granted	314,736	116.20	—	—
Exercised	(350,398)	68.08	(13,700)	56.49
Forfeited or expired	(3,461)	78.51	—	—
Outstanding at June 30, 2023	2,584,821	$79.26	38,000	$66.59
Exercisable at June 30, 2023	2,270,679	$74.15	38,000	$66.59
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2023	3.8		0.9
Exercisable at June 30, 2023	3.0		0.9
Aggregate Intrinsic Value:
Outstanding at June 30, 2023	$89,996		$1,787
Exercisable at June 30, 2023	$89,599		$1,787
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2023	$16,886		$854
June 30, 2022	$8,046		$—

Six Months Ended June 30,	2023
Compensation expense (included in SG&A)	$3,147
Compensation expense (included in Cost of sales)	278
Compensation expense, Total	$3,425
Compensation expense, net of tax	3,425
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the six months ended June 30, 2023 and 2022 was approximately $24.3 million and $11.4 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $4.3 million and $1.4 million in the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $3.6 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.4 years.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$83,072	$83,072	$63,625	$63,625

Average equivalent shares
Shares of common stock	65,568	65,568	65,475	65,475
Effect of dilutive stock-based compensation
Stock options	871	—	1,021	—
Restricted stock	416	—	404	—
Total average equivalent shares	66,855	65,568	66,900	65,475
Net income per share	$1.24	$1.27	$0.95	$0.97

	Six Months Ended
	June 30, 2023		June 30, 2022
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$137,836	$137,836	$126,048	$126,048

Average equivalent shares
Shares of common stock	65,470	65,470	65,509	65,509
Effect of dilutive stock-based compensation
Stock options	889	—	1,109	—
Restricted stock	389	—	351	—
Total average equivalent shares	66,748	65,470	66,969	65,509
Net income per share	$2.07	$2.11	$1.88	$1.92
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
At the same time, we have simplified and focused our Beauty + Home segment to better leverage our complex spray and dispensing solutions for prestige and premium brands in the beauty and personal care markets. For many of our customers, personal care products are considered part of "beauty" and so we renamed this segment, simply, Aptar Beauty. The segment realignment had no impact on our consolidated statements of income, balance sheets, and cash flows. Segment financial information for the prior periods has been recast to conform to the current presentation.
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

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Sales:
Aptar Pharma	$391,010	$345,369	$747,121	$692,041
Aptar Beauty	338,404	323,794	671,742	639,162
Aptar Closures	177,471	189,166	357,910	385,234
Total Sales	$906,885	$858,329	$1,776,773	$1,716,437
Less: Intersegment Sales:
Aptar Pharma	$310	$5,138	$375	$9,348
Aptar Beauty	8,817	6,127	15,766	12,415
Aptar Closures	1,852	2,521	4,659	5,199
Total Intersegment Sales	$10,979	$13,786	$20,800	$26,962
Net Sales:
Aptar Pharma	$390,700	$340,231	$746,746	$682,693
Aptar Beauty	329,587	317,667	655,976	626,747
Aptar Closures	175,619	186,645	353,251	380,035
Net Sales	$895,906	$844,543	$1,755,973	$1,689,475
Adjusted EBITDA (1):
Aptar Pharma	$125,866	$111,006	$235,164	$226,558
Aptar Beauty	43,100	41,230	80,305	75,780
Aptar Closures	27,772	21,354	53,780	45,537
Corporate & Other, unallocated	(15,501)	(13,663)	(34,337)	(31,633)
Acquisition-related costs (2)	—	—	(255)	—
Restructuring Initiatives (3)	(1,943)	(428)	(13,467)	(719)
Net unrealized investment gain (loss) (4)	2,891	(483)	3,079	(2,574)
Depreciation and amortization	(62,267)	(58,552)	(121,526)	(117,217)
Interest Expense	(9,688)	(11,982)	(19,916)	(20,912)
Interest Income	648	989	1,320	1,277
Income before Income Taxes	$110,878	$89,471	$184,147	$176,097
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

(3)Restructuring Initiatives includes expense items for the three and six months ended June 30, 2023 and 2022 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring Initiatives by Plan:
Optimization initiative	$1,943	$—	$13,483	$—
Prior year initiatives	—	428	(16)	719
Total Restructuring Initiatives	$1,943	$428	$13,467	$719

Restructuring Initiatives by Segment:
Aptar Pharma	$434	$—	$1,565	$—
Aptar Beauty	479	423	9,770	534
Aptar Closures	440	5	962	185
Corporate & Other	590	—	1,170	—
Total Restructuring Initiatives	$1,943	$428	$13,467	$719
(4)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).
NOTE 17 – ACQUISITIONS
Business Combinations
On March 1, 2023, we completed the acquisition of all the outstanding capital stock of iD SCENT. Located in Lyon, France, iD SCENT is an expert producer of paper fragrance sampling solutions that present multiple sustainability features. The purchase price was approximately $9.4 million (net of $1.4 million cash acquired) and was funded with cash on hand. The results of iD SCENT have been included in the consolidated financial statements within our Aptar Beauty segment since the date of acquisition.
Also on March 1, 2023, we completed the acquisition of 80% of the equity interest of Gulf Closures W.L.L. ( "Gulf Closures"). Gulf Closures, located in Bahrain, is a closure manufacturer for beverage products. The purchase price for 80% ownership was approximately $1.5 million (net of $1.2 million cash acquired) and was funded with cash on hand. This values the full company equity at approximately $3.3 million and implies a non-controlling interest valued at approximately $0.7 million as of the acquisition date. The results of Gulf Closures have been included in the consolidated financial statements within our Aptar Closures segment since the date of acquisition.
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

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	June 30, 2023	December 31, 2022
Equity Method Investments:
BTY	$30,409	$31,490
Sonmol	4,772	4,997
Desotec GmbH	901	863

Other Investments:
PureCycle	8,376	5,297
YAT	5,240	5,508
Loop	2,894	2,894
Others	1,286	1,259
	$53,878	$52,308
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
Other Investments
In prior years, we invested, through a series of transactions, an aggregate amount of $2.9 million in preferred equity investments in Loop, a sustainability company.
In prior years, we also invested, through a series of transactions, $3.0 million in PureCycle and received $0.7 million of equity in exchange for our resource dedication for technological partnership and support. In November 2020, we increased the value of the PureCycle investment by $3.1 million based on observable price changes. In March 2021, PureCycle was purchased by a special purpose acquisition company and was subsequently listed on Nasdaq under the ticker PCT. At that time, our investment in PureCycle was converted into shares of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
March 2022	107,600	$1,088	$841
August 2022	50,000	$511	$372

For the three and six months ended June 30, 2023 and 2022, we recorded the following net investment gain or loss on our investment in PureCycle:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net investment gain (loss)	$2,891	$(483)	$3,079	$(1,733)
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
Other than the expected $1.4 million credit loss reserve against the outstanding note receivable from one of our venture investments, Kali Care, there were no indications of impairment noted in the six months ended June 30, 2023 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2023, we recognized $1.9 million and $13.5 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of June 30, 2023 was $19.7 million.
As of June 30, 2023, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at 12/31/2022	Net Charges for the Six Months Ended 6/30/2023	Cash Paid	Interest and FX Impact	Ending Reserve at 6/30/2023
Employee severance	$4,993	$10,256	$(5,995)	$37	$9,291
Professional fees and other costs	—	3,227	(2,715)	8	520
Totals	$4,993	$13,483	$(8,710)	$45	$9,811

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	64.0	65.0	64.4	64.6
Selling, research & development and administrative	15.8	16.0	16.5	16.6
Depreciation and amortization	7.0	6.9	6.9	7.0
Restructuring initiatives	0.2	0.1	0.8	—
Operating income	13.0	12.0	11.4	11.8
Interest expense	(1.1)	(1.4)	(1.1)	(1.3)
Other expense	0.5	—	0.2	(0.1)
Income before income taxes	12.4	10.6	10.5	10.4
Net Income	9.3	7.5	7.8	7.5
Effective tax rate	25.1%	28.9%	25.3%	28.5%
Adjusted EBITDA margin (1)	20.2%	18.9%	19.1%	18.7%
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
NET SALES
We reported net sales of $895.9 million for the quarter ended June 30, 2023, which represents a 6% increase compared to $844.5 million reported during the second quarter of 2022. The U.S. dollar weakened compared to the euro and other major currencies in which we operate, resulting in a positive currency translation impact of 1%. Our acquisitions of Metaphase, iD SCENT, and Gulf Closures also had a 1% positive impact on our consolidated results during the second quarter of 2023. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 4% in the second quarter of 2023 compared to the same period in 2022. Strong volume growth, especially for products in our prescription, consumer healthcare and beauty applications continued to positively impact our core sales and drove the majority of our core sales growth in the current quarter.

Second Quarter 2023 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	15%	4%	(6)%	6%
Currency Effects (1)	(2)%	(1)%	(1)%	(1)%
Acquisitions	—%	—%	(1)%	(1)%
Core Sales Growth	13%	3%	(8)%	4%
Reported net sales for the first six months of 2023 increased 4% to $1.76 billion compared to $1.69 billion for the first six months of 2022. The average U.S. dollar exchange rate strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 1%. Our acquisitions of Metaphase, iD SCENT, and Gulf Closures had a 1% positive impact on our consolidated results during the first half of 2023. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 4% in the first six months of 2023 compared to the same period in 2022. The combination of strong volume growth, especially for products in our prescription, consumer healthcare and beauty applications as discussed above, along with price increases to recover inflationary cost increases had a positive impact on our core sales. Of our 4% core sales increase, approximately 3% was due to improved volumes and product mix while inflationary price adjustments represented the remaining 1% of the increase.

Six Months Ended June 30, 2023 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	9%	5%	(7)%	4%
Currency Effects (1)	1%	1%	—%	1%
Acquisitions	—%	—%	(1)%	(1)%
Core Sales Growth	10%	6%	(8)%	4%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total

Domestic	$244,533	27%	$288,802	34%	$493,011	28%	$568,807	34%
Europe	525,083	59%	444,965	53%	1,021,549	58%	900,096	53%
Latin America	71,456	8%	59,142	7%	134,072	8%	116,886	7%
Asia	54,834	6%	51,634	6%	107,341	6%	103,686	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales decreased to 64.0% in the second quarter of 2023 compared to 65.0% in the second quarter of 2022 in spite of approximately $4 million of additional costs related to the validation of the new injectables expansion capacity as well as inefficiencies in the first part of the quarter due to the Enterprise Resource Planning ("ERP") system implementation. Our COS percentage was positively impacted by an improved mix of our higher-margin Pharma product sales compared to the same period in 2022. We also benefited from the moderation of inflationary cost increases, which negatively impacted prior year results. While we maintained our normal pass-through of resin cost increases and implemented general price increases to offset other cost increases during the second quarter of 2022, there is no margin on resin pass-through costs, which increased our COS as a percentage of sales.
For the first six months of 2023, COS as a percent of net sales decreased to 64.4% compared to 64.6% in the same period in 2022. As discussed above, this decrease is mainly due to an improved mix of our higher-margin Pharma products and the moderation of inflationary cost increases, which more than compensated for approximately $16 million of incremental startup costs and inefficiencies for our injectables division capacity expansion and ERP system implementation.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $6.0 million to $141.4 million in the second quarter of 2023 compared to $135.4 million during the same period in 2022. Excluding changes in foreign currency rates, SG&A increased by approximately $4.9 million in the quarter. Incremental costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were $0.5 million. The remaining current quarter increase in SG&A is (partially) related to higher compensation costs, including accruals related to our current short-term incentive compensation programs and the timing of certain equity compensation arrangement expense recognition. We also experienced higher professional fees and higher travel costs compared to 2022. However, SG&A as a percentage of net sales decreased to 15.8% in the second quarter of 2023 compared to 16.0% in the same period in 2022.
SG&A increased by $8.4 million to $289.4 million in the first six months of 2023 compared to $280.9 million during the same period in 2022. Excluding changes in foreign currency rates, SG&A increased by approximately $10.6 million in the first six months of 2023 compared to the first six months of 2022. Incremental costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were $0.6 million. As discussed above, the increase for the first six months of 2023 is partially related to higher compensation costs, including accruals related to our current short-term incentive compensation program and the timing of certain equity compensation arrangement expense recognition. We also experienced an increase in information systems costs due to the implementation of our ERP, along with higher professional fees and higher travel costs compared to 2022. SG&A as a percentage of net sales decreased to 16.5% in the first six months of 2023 compared to 16.6% in the same period in 2022.

DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $3.7 million to $62.3 million in the second quarter of 2023 compared to $58.6 million during the same period in 2022. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.1 million in the second quarter compared to the second quarter of 2022. The majority of this increase relates to higher capital spending during the current and prior year to support our growth strategy, including several new manufacturing facilities commencing production during 2023. Incremental depreciation and amortization costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were not significant. Depreciation and amortization as a percentage of net sales increased to 7.0% in the second quarter of 2023 compared to 6.9% in the same period of the prior year.
Reported depreciation and amortization expenses increased by approximately $4.3 million to $121.5 million in the first six months of 2023 compared to $117.2 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $5.1 million in the first six months of 2023 compared to the same period a year ago. As discussed above, this increase is due to higher internal capital investments during the current year. Incremental depreciation and amortization costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were not significant. Depreciation and amortization as a percentage of net sales decreased to 6.9% in the first six months of 2023 compared to 7.0% in the same period of the prior year.
RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2023, we recognized $1.9 million and $13.5 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of June 30, 2023 was $19.7 million.
Restructuring costs for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring Initiatives by Plan:
Optimization initiative	$1,943	$—	$13,483	$—
Prior year initiatives	—	428	(16)	719
Total Restructuring Initiatives	$1,943	$428	$13,467	$719

Restructuring Initiatives by Segment:
Aptar Pharma	$434	$—	$1,565	$—
Aptar Beauty	479	423	9,770	534
Aptar Closures	440	5	962	185
Corporate & Other	590	—	1,170	—
Total Restructuring Initiatives	$1,943	$428	$13,467	$719
OPERATING INCOME
Operating income increased approximately $15.4 million to $116.6 million in the second quarter of 2023 compared to $101.2 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $13.3 million in the quarter compared to the same period a year ago mainly due to the strong sales growth in our Pharma segment mentioned above. Operating income as a percentage of net sales increased to 13.0% in the second quarter of 2023 compared to 12.0% in the prior year period.
For the first six months of 2023, operating income increased approximately $1.6 million to $200.5 million compared to $198.9 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $2.3 million in the first six months of 2023 compared to the same period a year ago as our strong Pharma segment growth was partially offset by higher restructuring costs. Operating income as a percentage of net sales decreased to 11.4% in the first six months of 2023 compared to 11.8% for the same period in the prior year.
INTEREST EXPENSE
Interest expense decreased approximately $2.3 million to $9.7 million in the second quarter of 2023 compared to $12.0 million for the same period of the prior year. This reduction is mainly due to the repayment of part of our private placement debt, which also included a $0.4 million make-whole payment for the early redemption during the second quarter of 2022 which did not repeat during the second quarter of 2023. See Note 6 - Debt of the Condensed Consolidated Financial Statements for further details.

Interest expense decreased by $1.0 million to $19.9 million in the first six months of 2023 compared to $20.9 million during the first half of 2022. As discussed above, this reduction is mainly due to the repayment of part of our private placement debt. See Note 6 – Debt of the Condensed Consolidated Financial Statements for further details.
NET OTHER (EXPENSE) INCOME
Net other income increased $3.7 million to $4.0 million from $0.3 million in the same period of the prior year. This increase is mainly due to the change in the fair value of our PureCycle investment. As discussed in Note 18 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. During the second quarter, we recognized a $2.9 million gain on this investment while we reported a $0.5 million loss during the second quarter of 2022.
Net other income increased $5.4 million to $3.6 million of income for the six months ended June 30, 2023 from $1.9 million of expense in the same period of the prior year. Of this net other income increase, $4.8 million is due to the increase in fair value of our investment in PureCycle as discussed above.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended June 30, 2023 and 2022, respectively, was 25.1% and 28.9%. The effective tax rate for the six months ended June 30, 2023 and 2022, respectively, was 25.3% and 28.5%. The lower reported effective tax rate for the three and six months ended June 30, 2023 reflects the benefits from refining certain U.S. tax filing positions as well as the tax benefits from employee stock-based compensation.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup of $83.1 million and $137.8 million in the three and six months ended June 30, 2023, respectively, compared to $63.6 million and $126.0 million for the same periods in the prior year.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$390,700	$340,231	$746,746	$682,693
Adjusted EBITDA (1)	125,866	111,006	235,164	226,558
Adjusted EBITDA margin (1)	32.2%	32.6%	31.5%	33.2%
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
Net sales for the Aptar Pharma segment increased 15% in the second quarter of 2023 to $390.7 million compared to $340.2 million in the second quarter of 2022. Changes in currencies positively affected net sales by 2%, while the acquisition of Metaphase did not have a significant impact during the second quarter of 2023. Therefore, core sales increased by 13% in the second quarter of 2023 compared to the second quarter of 2022. The majority of the sales growth is due to higher volumes in our prescription drug and consumer health care divisions. Core sales of our products to the prescription drug market increased 23% on strong demand for our emergency medicine as customers prepare for opioid overdose reversal medications going over the counter in North America. We also continue to see strong growth in our allergic rhinitis, asthma and COPD therapies sales as many regions continue to experience post-pandemic re-openings. The 19% core sales growth in the consumer health care market was driven by higher demand for our eye care, nasal decongestant and nasal saline rinse solutions. Core sales of our elastomeric components to the injectables market increased 1% as the impact from the ERP system implementation improved progressively during the quarter. Core sales of our active material science solutions decreased 13% due to a decrease in active vials used in diabetes care products and a softening in demand for probiotics after a period of rapid growth. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Second Quarter 2023 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	24%	22%	3%	(13)%	477%	15%
Currency Effects (1)	(1)%	(3)%	(1)%	—%	(11)%	(2)%
Acquisitions	—%	—%	(1)%	—%	—%	—%
Core Sales Growth	23%	19%	1%	(13)%	466%	13%
Net sales for the first six months of 2023 increased by 9% to $746.7 million compared to $682.7 million in the first six months of 2022. Changes in currency rates negatively impacted net sales by 1%, while the acquisition of Metaphase did not have a significant impact during the first six months of 2023. Therefore, core sales increased by 10% in the first six months of 2023 compared to the same period in the prior year. Strong core sales growth for our products to the prescription and consumer health care markets more than compensated for lower sales to the injectables and active material science solutions markets. Core sales to the prescription drug market increased 29% on continued strong demand for our allergic rhinitis, asthma and emergency medical devices. The 21% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinses, eye care and cough and cold solutions. Core sales of our products to the injectables market declined 16% primarily due to the shutdown of operations for the implementation of their new ERP system in the first quarter. In addition, we were up against strong prior year comparisons as we experienced strong sales of our elastomeric components for COVID-19 and other vaccines during the prior year period which did not repeat in the first six months of 2023. Similarly, core sales of our active material science solutions decreased 24% mainly on strong prior year period demand for our active film products used with at-home COVID-19 antigen test kits that did not repeat during the first six months of 2023. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Six Months Ended June 30, 2023 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	28%	21%	(15)%	(24)%	129%	9%
Currency Effects (1)	1%	—%	1%	—%	1%	1%
Acquisitions	—%	—%	(2)%	—%	—%	—%
Core Sales Growth	29%	21%	(16)%	(24)%	130%	10%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2023 increased 13% to $125.9 million compared to $111.0 million in the same period of the prior year. Strong prescription and consumer health care product sales growth more than compensated for the softness in active material science solutions and the remaining operational inefficiencies related to our injectables ERP system implementation. Our Adjusted EBITDA margin declined to 32.2% in the second quarter of 2023 from 32.6% in the second quarter of 2022 mainly due to these residual injectables ERP system implementation impacts.
Adjusted EBITDA in the first six months of 2023 increased 4% to $235.2 million compared to $226.6 million in the same period of the prior year. The positive impact of our strong core sales growth in the prescription drug and consumer healthcare divisions was partially offset by our injectables ERP system implementation and the impact of lower COVID-19 related sales in our injectables and active material science solutions divisions, as discussed above. We were further impacted by the incremental startup costs for the injectables division capacity expansion which led to a lower Adjusted EBITDA margin of 31.5% in the first six months of 2023 compared to 33.2% in the first six months of 2022.

APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$329,587	$317,667	$655,976	$626,747
Adjusted EBITDA (1)	43,100	41,230	80,305	75,780
Adjusted EBITDA margin (1)	13.1%	13.0%	12.2%	12.1%
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
Reported net sales for the quarter ended June 30, 2023 increased 4% to $329.6 million compared to $317.7 million in the second quarter of the prior year. Changes in currency rates positively impacted net sales by 1% in the second quarter of 2023. Therefore, core sales increased 3% in the second quarter of 2023 compared to the same quarter of the prior year. Approximately 2% of this growth came from the pass-through of higher input costs while the remaining increase is due to higher product volumes and tooling sales. Core sales of our products to the beauty market increased 11% as consumer demand for fragrance and color cosmetic applications remained strong. Personal care and home care core sales decreased 6% and 29% mainly due to softness in demand mainly in North America.

Second Quarter 2023 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	(5)%	12%	(28)%	4%
Currency Effects (1)	(1)%	(1)%	(1)%	(1)%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	(6)%	11%	(29)%	3%
For the first six months of 2023, reported net sales increased 5% to $656.0 million compared to $626.7 million in the first six months of the prior year. Changes in currency rates negatively impacted net sales by approximately 1%. Therefore, core sales increased by 6% in the first six months of 2023 compared to the same period in the prior year. Approximately 4% of this growth came from the pass-through of higher input costs while the remaining increase is due to higher product volumes. Core sales of our products to the beauty market increased 14% during the first six months of 2023 on higher sales in both prestige and mass fragrance, along with continued growth for our color cosmetic solutions. Personal care core sales decreased 3% as higher demand for our sun care applications was offset by softness in baby and hair care product sales mainly due to customer destocking in North America. Core sales of our home care market products declined 23% mainly due to lower demand from our hair care and surface cleaner customers.

Six Months Ended June 30, 2023 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	(4)%	12%	(23)%	5%
Currency Effects (1)	1%	2%	—%	1%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	(3)%	14%	(23)%	6%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2023 increased 5% to $43.1 million compared to $41.2 million in the same period in the prior year. The increase is mainly due to the sales growth discussed above along with a gain on sale of one of our facilities in Argentina. Our Adjusted EBITDA margin also slightly improved from 13.0% in the second quarter of 2022 to 13.1% during the second quarter of 2023.
Adjusted EBITDA in the first six months of 2023 increased 6% to $80.3 million compared to $75.8 million reported in the same period in the prior year, mainly due to operational improvements and improved sales volumes as discussed above. Therefore, our Adjusted EBITDA margin improved from 12.1% in the first six months of 2022 to 12.2% during the first six months of 2023.

APTAR CLOSURES SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Aptar's food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$175,619	$186,645	$353,251	$380,035
Adjusted EBITDA (1)	27,772	21,354	53,780	45,537
Adjusted EBITDA margin (1)	15.8%	11.4%	15.2%	12.0%
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
Reported sales for the quarter ended June 30, 2023 decreased approximately 6% to $175.6 million compared to $186.6 million in the second quarter of the prior year. Changes in currency rates positively impacted net sales by 1%, while our acquisition of Gulf Closures positively impacted net sales by 1%. Therefore, core sales for the second quarter of 2023 decreased by 8% compared to the same quarter of the prior year. Approximately half the decrease for the current quarter is due to the pass-through of lower input costs while the remaining 4% is due to lower volumes, especially in North America and Latin America. Sales to the food market decreased 7% primarily on softer demand for our sauces and condiments applications. The 2% decrease in beverage market sales is mostly related to lower customer demand for our concentrate applications. Personal care sales declined 17% due to lower demand for our body and hair care closures.

Second Quarter 2023 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(7)%	8%	(16)%	(6)%	(6)%
Currency Effects (1)	—%	(2)%	(1)%	—%	(1)%
Acquisitions	—%	(8)%	—%	—%	(1)%
Core Sales Growth	(7)%	(2)%	(17)%	(6)%	(8)%
Net sales for the first six months of 2023 decreased by 7% to $353.3 million compared to $380.0 million in the first six months of 2022. Changes in currency rates had no impact on net sales while our acquisition of Gulf Closures positively impacted net sales by 1%. Therefore, core sales decreased by 8% in the first six months of 2023 compared to the same period in the prior year. Approximately 4% of the 8% core sales decrease is due to passing through lower costs. Volumes were also lower as customers continued to work through their inventory levels, primarily in North America and Latin America. Core sales to the food and personal care markets decreased 7% and 18%, respectively, while core sales to the beverage market increased 1% in the first six months of 2023 compared to the same period of the prior year. For the food market, we were up against strong prior year period results, mainly for sauces and condiment applications, due to strong demand as COVID-19 pandemic-related restrictions eased during the same period last year. The personal care market was also negatively impacted with lower sales of our body and hair care applications. The beverage market reported growth mainly from higher demand for our juice applications.

Six Months Ended June 30, 2023 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(7)%	7%	(18)%	(8)%	(7)%
Currency Effects (1)	—%	(1)%	—%	—%	—%
Acquisitions	—%	(5)%	—%	—%	(1)%
Core Sales Growth	(7)%	1%	(18)%	(8)%	(8)%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.

Adjusted EBITDA in the second quarter of 2023 increased 30% to $27.8 million compared to $21.4 million reported in the same period of the prior year. Operational improvements, along with lower SG&A costs were able to compensate for the lower product sales noted above. Approximately half of our sales decrease was due to passing through lower input costs. These pass-throughs typically do not carry any margin, but the lower sales favorably impact our Adjusted EBITDA margin. Our Adjusted EBITDA margin was also favorably impacted by our sales mix due to increasing demand for food safety products. Therefore, our Adjusted EBITDA margin improved from 11.4% in the second quarter of 2022 to 15.8% during the second quarter of 2023.
Adjusted EBITDA in the first six months of 2023 increased 18% to $53.8 million compared to $45.5 million reported in the same period of the prior year. Our profitability was positively impacted by a focus on containing costs within our new segment structure. As discussed above, approximately half of our sales decrease was due to passing through lower input costs. As these pass-throughs typically do not carry any margin, the lower sales favorably impact our Adjusted EBITDA margin. This, along with the favorable mix of products sold described above, lead to our Adjusted EBITDA margin improving from 12.0% in the first six months of 2022 to 15.2% during the first six months of 2023.
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
For the quarter ended June 30, 2023, Corporate & Other Adjusted EBITDA increased to $15.5 million of expense from $13.7 million of expense in the second quarter of 2022. This increase is mainly related to higher incentive compensation costs, including accruals related to our current short-term and equity compensation programs.

Corporate & Other Adjusted EBITDA in the first six months of 2023 increased to $34.3 million of expense compared to $31.6 million of expense reported in the same period of the prior year. As mentioned above, this increase is mainly related to higher incentive compensation costs, including accruals related to our current short-term incentive compensation program and the timing of equity compensation expense recognition including substantive vesting conditions for retirement eligible employees.
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

We provide a reconciliation of Net Debt to Net Capital as a non-U.S. GAAP measure. “Net Debt” is calculated as interest-bearing debt less cash and equivalents and short-term investments while “Net Capital” is calculated as stockholders’ equity plus Net Debt. Net Debt to Net Capital measures a company’s financial leverage, which gives users an idea of a company's financial structure, or how it is financing its operations, along with insight into its financial strength. We believe that it is meaningful to take into consideration the balance of our cash, cash equivalents and short-term investments when evaluating our leverage. If needed, such assets could be used to reduce our gross debt position.
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

	Three Months Ended
	June 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$895,906	$390,700	$329,587	$175,619	$—	$—

Reported net income	$83,047
Reported income taxes	27,831
Reported income before income taxes	110,878	98,100	21,796	14,232	(14,210)	(9,040)
Adjustments:
Restructuring initiatives	1,943	434	479	440	590
Net unrealized investment gain	(2,891)				(2,891)
Adjusted earnings before income taxes	109,930	98,534	22,275	14,672	(16,511)	(9,040)
Interest expense	9,688					9,688
Interest income	(648)					(648)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	118,970	98,534	22,275	14,672	(16,511)	—
Depreciation and amortization	62,267	27,332	20,825	13,100	1,010
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$181,237	$125,866	$43,100	$27,772	$(15,501)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.2%	32.2%	13.1%	15.8%

	Three Months Ended
	June 30, 2022

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$844,543	$340,231	$317,667	$186,645	$—	$—

Reported net income	$63,613
Reported income taxes	25,858
Reported income before income taxes	89,471	87,445	20,459	8,188	(15,628)	(10,993)
Adjustments:
Restructuring initiatives	428	—	423	5	—
Net unrealized investment loss	483				483
Adjusted earnings before income taxes	90,382	87,445	20,882	8,193	(15,145)	(10,993)
Interest expense	11,982					11,982
Interest income	(989)					(989)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	101,375	87,445	20,882	8,193	(15,145)	—
Depreciation and amortization	58,552	23,561	20,348	13,161	1,482
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$159,927	$111,006	$41,230	$21,354	$(13,663)	$—

Reported net income margin (Reported net income / Reported Net Sales)	7.5%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.9%	32.6%	13.0%	11.4%

	Six Months Ended
	June 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$1,755,973	$746,746	$655,976	$353,251	$—	$—

Reported net income	$137,633
Reported income taxes	46,514
Reported income before income taxes	184,147	180,490	29,228	27,527	(34,502)	(18,596)
Adjustments:
Restructuring initiatives	13,467	1,565	9,770	962	1,170
Net unrealized investment gain	(3,079)				(3,079)
Transaction costs related to acquisitions	255	—	199	56	—
Adjusted earnings before income taxes	194,790	182,055	39,197	28,545	(36,411)	(18,596)
Interest expense	19,916					19,916
Interest income	(1,320)					(1,320)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	213,386	182,055	39,197	28,545	(36,411)	—
Depreciation and amortization	121,526	53,109	41,108	25,235	2,074
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$334,912	$235,164	$80,305	$53,780	$(34,337)	$—

Reported net income margin (Reported net income / Reported Net Sales)	7.8%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.1%	31.5%	12.2%	15.2%

	Six Months Ended
	June 30, 2022

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$1,689,475	$682,693	$626,747	$380,035	$—	$—

Reported net income	$125,984
Reported income taxes	50,113
Reported income before income taxes	176,097	179,651	34,467	18,834	(37,220)	(19,635)
Adjustments:
Restructuring initiatives	719	—	534	185	—
Net unrealized investment loss	2,574				2,574
Adjusted earnings before income taxes	179,390	179,651	35,001	19,019	(34,646)	(19,635)
Interest expense	20,912					20,912
Interest income	(1,277)					(1,277)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	199,025	179,651	35,001	19,019	(34,646)	—
Depreciation and amortization	117,217	46,907	40,779	26,518	3,013
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$316,242	$226,558	$75,780	$45,537	$(31,633)	$—

Reported net income margin (Reported net income / Reported Net Sales)	7.5%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.7%	33.2%	12.1%	12.0%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2023	2022

Notes payable, revolving credit facility and overdrafts	$61,838	$3,810
Current maturities of long-term obligations, net of unamortized debt issuance costs	214,257	118,981
Long-Term Obligations, net of unamortized debt issuance costs	949,852	1,052,597
Total Debt	1,225,947	1,175,388
Less:
Cash and equivalents	120,983	141,732
Net Debt	$1,104,943	$1,033,656

Total Stockholders' Equity	$2,188,426	$2,068,204
Net Debt	1,104,943	1,033,656
Net Capital	$3,293,369	$3,101,860

Net Debt to Net Capital	33.6%	33.3%

Free Cash Flow Reconciliation	June 30,	June 30,
	2023	2022

Net Cash Provided by Operations	$182,201	$176,654
Capital Expenditures	(155,012)	(147,262)
Proceeds from Government Grants	—	12,794
Free Cash Flow	$27,189	$42,186
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Conversely, a strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the second quarter, the U.S. dollar weakened compared to the euro, Swiss franc and Mexican peso. This resulted in an additive impact on our translated results during the second quarter of 2023 when compared to the second quarter of 2022. For the six months ended June 30, 2023, the U.S. dollar strengthened compared to the major European currencies. This resulted in a dilutive impact on our translated results during the year-to-date period of 2023 when compared to the year-to-date period of 2022.
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
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. Our estimated stock option expense on a pre-tax basis for the year 2023 compared to 2022 is as follows:

	2023	2022
First Quarter	$15,042	$13,362
Second Quarter	10,391	8,774
Third Quarter (estimated for 2023)	9,905	9,805
Fourth Quarter (estimated for 2023)	9,604	8,996
	$44,942	$40,937
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
Cash and equivalents and restricted cash decreased to $122.0 million at June 30, 2023 from $142.7 million at December 31, 2022. Total short and long-term interest-bearing debt of $1.2 billion at June 30, 2023 was consistent with the $1.2 billion at December 31, 2022. The ratio of our Net Debt (interest-bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) increased to 33.6% at June 30, 2023 from 33.3% at December 31, 2022. See the reconciliation under "Non-U.S. GAAP Measures".

In the first six months of 2023, our operations provided approximately $182.2 million in net cash flow compared to $176.7 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.
We used $163.6 million in cash for investing activities during the first six months of 2023 compared to $139.1 million during the same period a year ago. During 2023, approximately $9.4 million was utilized to fund the iD SCENT acquisition and $1.5 million was utilized to fund the Gulf Closures acquisition. Our investment in capital projects net of government grant proceeds increased $20.5 million during the first six months of 2023 compared to the first six months of 2022 due to the completion of several large capital projects. Our 2023 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be in the range of approximately $280 million to $300 million.
Financing activities used $35.8 million in cash during the first six months of 2023 compared to $81.4 million in cash provided by financing activities during the same period a year ago. During the first six months of 2023, we paid $49.8 million of dividends, received $24.3 million from stock option exercises and purchased $29.0 million of treasury stock. Additionally, we paid our outstanding contingent consideration obligation for Fusion of $25.3 million of which $22.8 million was treated as a financing outflow. During the first six months of 2022, we received proceeds from long-term obligations of $402.2 million primarily from the issuance of $400 million of our 3.60% Senior Notes due March 2032 and we repaid $144.3 million related to our revolving credit facility and redeemed all $75.0 million of our 3.25% senior unsecured notes.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2023.
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was paid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. Each borrowing under the revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. In May 2023 the revolving credit facility was amended to make SOFR the default borrowing rate for USD. The revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. As of June 30, 2023, $41.5 million was utilized under the revolving credit facility in the U.S. and €18.0 million ($19.6 million) was utilized by our wholly-owned UK subsidiary. As of December 31, 2022, no balance was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2023
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.81 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	15.55 to 1.00
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
On July 13, 2023, the Board of Directors declared a quarterly cash dividend of $0.41 per share payable on August 17, 2023 to stockholders of record as of July 27, 2023.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued ASUs to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2023 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
Aptar had an exceptionally strong first half of the year due to the tremendous growth of our pharma proprietary drug delivery systems and our fragrance dispensing technologies. The strengths of these core markets are expected to continue into the third quarter. Additionally, the team has done an excellent job focusing on reducing costs while growing the top line— an effort that is continuing. Our consistent track record of returning value to shareholders is underscored by our recently announced dividend increase of almost 8% and ongoing share repurchases.
We expect earnings per share for the third quarter of 2023, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.23 to $1.31 and this guidance is based on an effective tax rate range of 25% to 27%.
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
The table below provides information as of June 30, 2023 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2023.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$21,778	1.0915	20,014 - 22,939
EUR / BRL	11,294	5.6900	10,857 - 11,294
EUR / CNY	7,500	7.4402	7,496 - 9,872
MXN / USD	5,800	0.0551	5,000 - 7,000
EUR / THB	4,774	37.1352	4,774 - 4,982
CZK / EUR	2,373	0.0421	2,373 - 5,029
USD / EUR	2,004	0.9128	1,578 - 2,004
USD / CNY	1,100	6.9688	1,100 - 4,000
CHF - EUR	660	1.0257	660 - 1,947
GBP - EUR	441	1.1382	441 - 1,303
EUR - CHF	210	0.9791	0 - 210
Total	$57,934
As of June 30, 2023, we have recorded the fair value of foreign currency forward exchange contracts of $1.0 million in prepaid and other and $0.9 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $15.6 million reported in Accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2023, the Plan purchased 3,813 shares of our common stock on behalf of the participants at an average price of $115.12, for an aggregate amount of $439 thousand, and sold no shares of our common stock on behalf of the participants. At June 30, 2023, the Plan owned 131,803 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2023, we repurchased approximately 81 thousand shares for $9.3 million and 252 thousand shares for $29.0 million, respectively. As of June 30, 2023, there was $79.2 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended June 30, 2023:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

4/1 - 4/30/23	—	$—	—	$88.5
5/1 - 5/31/23	31,500	115.23	31,500	84.9
6/1 - 6/30/23	49,500	114.75	49,500	79.2
Total	81,000	$114.94	81,000	$79.2

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1
AptarGroup, Inc. 2018 Equity Incentive Plan (as amended and restated effective May 3, 2023), filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on May 4, 2023, is hereby incorporated by reference.

Exhibit 10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 2, 2023, among AptarGroup, Inc., AptarGroup UK Holdings Limited, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2023, filed with the SEC on July 28, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Balance Sheets – June 30, 2023 and December 31, 2022, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2023 and 2022, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2023 and 2022 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: July 28, 2023