Form 10-Q
period 2023-09-30
APTARGROUP, INC.
filed 2023-10-26
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of October 20, 2023, was 65,781,269 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2023

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales	$892,997	$836,860	$2,648,970	$2,526,335
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	566,691	546,376	1,697,824	1,638,114
Selling, research & development and administrative	138,137	135,428	427,488	416,351
Depreciation and amortization	62,686	57,601	184,212	174,818
Restructuring initiatives	6,161	2,270	19,628	2,989
Total Operating Expenses	773,675	741,675	2,329,152	2,232,272
Operating Income	119,322	95,185	319,818	294,063

Other (Expense) Income:
Interest expense	(9,984)	(9,756)	(29,900)	(30,668)
Interest income	946	752	2,266	2,029
Net investment (loss) gain	(1,240)	649	1,839	(1,084)
Equity in results of affiliates	1,002	178	1,514	(184)
Miscellaneous income (expense), net	3	(2,093)	(1,341)	(3,144)
Total Other Expense	(9,273)	(10,270)	(25,622)	(33,051)

Income before Income Taxes	110,049	84,915	294,196	261,012

Provision for Income Taxes	25,751	30,738	72,265	80,851

Net Income	$84,298	$54,177	$221,931	$180,161

Net (Gain) Loss Attributable to Noncontrolling Interests	$(2)	$67	$201	$131

Net Income Attributable to AptarGroup, Inc.	$84,296	$54,244	$222,132	$180,292

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.28	$0.83	$3.39	$2.75
Diluted	$1.26	$0.81	$3.32	$2.70

Average Number of Shares Outstanding:
Basic	65,707	65,322	65,550	65,446
Diluted	67,035	66,581	66,865	66,825

Dividends per Common Share	$0.41	$0.38	$1.17	$1.14

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Income	$84,298	$54,177	$221,931	$180,161
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(52,514)	(92,164)	(28,639)	(184,051)
Changes in derivative gains (losses), net of tax	2,707	3,542	(2,424)	3,663
Defined benefit pension plan, net of tax
Actuarial (loss) gain, net of tax	(5)	31	63	(719)
Amortization of prior service cost included in net income, net of tax	33	25	98	78
Amortization of net loss included in net income, net of tax	161	1,551	483	4,703
Total defined benefit pension plan, net of tax	189	1,607	644	4,062
Total other comprehensive loss	(49,618)	(87,015)	(30,419)	(176,326)
Comprehensive Income (Loss)	34,680	(32,838)	191,512	3,835
Comprehensive Loss Attributable to Noncontrolling Interests	88	910	319	1,750
Comprehensive Income (Loss) Attributable to AptarGroup, Inc.	$34,768	$(31,928)	$191,831	$5,585
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	September 30, 2023	December 31, 2022
Assets
Cash and equivalents	$151,573	$141,732
Accounts and notes receivable, less current expected credit loss ("CECL") of $12,209 in 2023 and $9,519 in 2022	717,484	676,987
Inventories	490,872	486,806
Prepaid and other	142,829	124,766
Total Current Assets	1,502,758	1,430,291
Land	29,421	30,197
Buildings and improvements	718,242	693,542
Machinery and equipment	3,022,026	2,925,517
Property, Plant and Equipment, Gross	3,769,689	3,649,256
Less: Accumulated depreciation	(2,381,041)	(2,305,592)
Property, Plant and Equipment, Net	1,388,648	1,343,664
Investments in equity securities	48,022	52,308
Goodwill	943,037	945,632
Intangible assets, net	287,231	315,744
Operating lease right-of-use assets	53,510	58,675
Miscellaneous	75,018	57,144
Total Other Assets	1,406,818	1,429,503
Total Assets	$4,298,224	$4,203,458
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	September 30, 2023	December 31, 2022
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$124,503	$3,810
Current maturities of long-term obligations, net of unamortized debt issuance costs	366,378	118,981
Accounts payable, accrued and other liabilities	740,759	794,385
Total Current Liabilities	1,231,640	917,176
Long-Term Obligations, net of unamortized debt issuance costs	680,065	1,052,597
Deferred income taxes	17,448	20,563
Retirement and deferred compensation plans	57,433	48,977
Operating lease liabilities	39,697	42,948
Deferred and other non-current liabilities	58,252	52,993
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	172,830	165,481
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 71.5 million and 70.9 million shares issued as of September 30, 2023 and December 31, 2022, respectively	715	709
Capital in excess of par value	1,028,663	968,618
Retained earnings	2,074,434	1,929,240
Accumulated other comprehensive loss	(371,440)	(341,366)
Less: Treasury stock at cost, 5.7 million and 5.6 million shares as of September 30, 2023 and December 31, 2022, respectively	(532,633)	(503,266)
Total AptarGroup, Inc. Stockholders’ Equity	2,199,739	2,053,935
Noncontrolling interests in subsidiaries	13,950	14,269
Total Stockholders’ Equity	2,213,689	2,068,204
Total Liabilities and Stockholders’ Equity	$4,298,224	$4,203,458
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2023 and 2022	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - June 30, 2022	$1,865,634	$(404,576)	$706	$(467,550)	$939,897	$14,353	$1,948,464
Net income (loss)	54,244	—	—	—	—	(67)	54,177
Foreign currency translation adjustments	—	(91,321)	—	—	—	(843)	(92,164)
Changes in unrecognized pension gains and related amortization, net of tax	—	1,607	—	—	—	—	1,607
Changes in derivative gains, net of tax	—	3,542	—	—	—	—	3,542
Stock awards and option exercises	—	—	1	1,988	14,580	—	16,569
Cash dividends declared on common stock	(24,829)	—	—	—	—	—	(24,829)
Treasury stock purchased	—	—	—	(19,241)	—	—	(19,241)
Balance - September 30, 2022	$1,895,049	$(490,748)	$707	$(484,803)	$954,477	$13,443	$1,888,125

Balance - June 30, 2023	$2,017,065	$(321,913)	$713	$(526,484)	$1,005,007	$14,038	$2,188,426
Net income (loss)	84,296	—	—	—	—	2	84,298
Foreign currency translation adjustments	(1)	(52,423)	—	—	—	(90)	(52,514)
Changes in unrecognized pension gains and related amortization, net of tax	—	189	—	—	—	—	189
Changes in derivative gains, net of tax	—	2,707	—	—	—	—	2,707
Stock awards and option exercises	—	—	2	2,114	23,656	—	25,772
Cash dividends declared on common stock	(26,926)	—	—	—	—	—	(26,926)
Treasury stock purchased	—	—	—	(8,263)	—	—	(8,263)
Balance - September 30, 2023	$2,074,434	$(371,440)	$715	$(532,633)	$1,028,663	$13,950	$2,213,689

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2023 and 2022	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2021	$1,789,413	$(316,041)	$704	$(421,203)	$916,534	$15,193	$1,984,600
Net income (loss)	180,292	—	—	—	—	(131)	180,161
Foreign currency translation adjustments	—	(182,432)	—	—	—	(1,619)	(184,051)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	4,062	—	—	—	—	4,062
Changes in derivative gains (losses), net of tax	—	3,663	—	—	—	—	3,663
Stock awards and option exercises	—	—	3	8,729	37,943	—	46,675
Cash dividends declared on common stock	(74,656)	—	—	—	—	—	(74,656)
Treasury stock purchased	—	—	—	(72,329)	—	—	(72,329)
Balance - September 30, 2022	$1,895,049	$(490,748)	$707	$(484,803)	$954,477	$13,443	$1,888,125

Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income (loss)	222,132	—	—	—	—	(201)	221,931
Foreign currency translation adjustments	(227)	(28,294)	—	—	—	(118)	(28,639)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	644	—	—	—	—	644
Changes in derivative gains (losses), net of tax	—	(2,424)	—	—	—	—	(2,424)
Stock awards and option exercises	—	—	6	7,935	60,045	—	67,986
Cash dividends declared on common stock	(76,711)	—	—	—	—	—	(76,711)
Treasury stock purchased	—	—	—	(37,302)	—	—	(37,302)
Balance - September 30, 2023	$2,074,434	$(371,440)	$715	$(532,633)	$1,028,663	$13,950	$2,213,689
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2023	2022

Cash Flows from Operating Activities:
Net income	$221,931	$180,161
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	150,718	142,046
Amortization	33,494	32,772
Stock-based compensation	36,084	31,941
Provision for CECL	3,449	3,344
(Gain) loss on disposition of fixed assets	(3,753)	315
Net (gain) loss on remeasurement of equity securities	(1,839)	1,084
Deferred income taxes	(16,978)	(9,506)
Defined benefit plan expense	10,659	18,367
Equity in results of affiliates	(1,514)	184
Change in fair value of contingent consideration	—	(2,265)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(43,061)	(76,921)
Inventories	(5,188)	(62,139)
Prepaid and other current assets	(19,236)	(9,903)
Accounts payable, accrued and other liabilities	3,860	62,053
Income taxes payable	(8,732)	15,470
Retirement and deferred compensation plan liabilities	1,323	(15,432)
Other changes, net	(5,615)	(5,222)
Net Cash Provided by Operations	355,602	306,349
Cash Flows from Investing Activities:
Capital expenditures	(231,199)	(226,131)
Proceeds from government grants	—	17,058
Proceeds from sale of property, plant and equipment	6,037	778
Maturity of short-term investment	—	740
Acquisition of businesses, net of cash acquired and release of escrow	(16,570)	(4,100)
Acquisition of intangible assets, net	(3,648)	(5,189)
Proceeds from sale of investment in equity securities	5,604	1,599
Notes receivable, net	439	(7,155)
Net Cash Used by Investing Activities	(239,337)	(222,400)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	24,392	35,058
Repayments of notes payable and overdrafts	(27,863)	(33,417)
Proceeds and (repayments) of short term revolving credit facility, net	123,514	(93,468)
Proceeds from long-term obligations	257	406,550
Repayments of long-term obligations	(117,289)	(262,245)
Debt issuance costs	—	(4,009)
Payment of contingent consideration obligation	(22,750)	—
Dividends paid	(76,711)	(74,656)
Proceeds from stock option exercises	39,742	18,411
Purchase of treasury stock	(37,302)	(72,329)
Net Cash Used by Financing Activities	(94,010)	(80,105)
Effect of Exchange Rate Changes on Cash	(12,914)	(957)
Net Increase in Cash and Equivalents and Restricted Cash	9,341	2,887
Cash and Equivalents and Restricted Cash at Beginning of Period	142,732	122,925
Cash and Equivalents and Restricted Cash at End of Period	$152,073	$125,812

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition.

Nine Months Ended September 30,	2023	2022

Cash and equivalents	$151,573	$124,812
Restricted cash included in prepaid and other	500	1,000
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$152,073	$125,812
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
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and could be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We adopted this guidance in the second quarter of 2023 and have transitioned away from LIBOR to SOFR in our revolving credit facility.
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
We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: all earnings in Germany, the pre-2023 earnings in Suzhou, China and the pre-2020 earnings in Italy, Switzerland and Colombia. The change in the Suzhou, China assertion was made in the current quarter. Under current U.S. tax laws, all of our non-U.S. earnings are subject to U.S. taxation on a current or deferred basis. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals.

We provide a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.
We are subject to the examination of our returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and government bodies. We believe that we have adequately provided a tax reserve for any adjustments that may result from tax examinations or uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner inconsistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. The resolution of each of these audits is not expected to be material to our Condensed Consolidated Financial Statements.
ASSETS HELD FOR SALE
Assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less costs to sell, and are not depreciated while they are held for sale. During the second quarter of 2023, we recorded $0.7 million as assets held for sale within prepaid and other on our Condensed Consolidated Balance Sheets related to three buildings located in France. During the third quarter of 2023, two of the three buildings were sold and we recognized a $0.8 million gain on sale.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of September 30, 2023, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $37.3 million.
We have lengthened the payment terms with our suppliers to be in line with customer trends. While we have offered a third party alternative for our suppliers to receive payments sooner, we generally do not utilize these offerings from our customers as the economic conditions currently are not beneficial for us.

NOTE 2 – REVENUE
Segment financial information for the prior periods has been recast to conform to the current presentation. Refer to Note 16 - Segment Information. Revenue by segment and geography based on shipped from locations for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended September 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$252,174	$106,804	$11,118	$19,092	$389,188
Aptar Beauty	203,599	58,181	39,963	22,237	323,980
Aptar Closures	53,431	89,795	21,956	14,647	179,829
Total	$509,204	$254,780	$73,037	$55,976	$892,997

	For the Three Months Ended September 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$212,751	$105,542	$6,309	$18,795	$343,397
Aptar Beauty	169,936	75,070	35,195	22,845	303,046
Aptar Closures	54,146	99,198	21,777	15,296	190,417
Total	$436,833	$279,810	$63,281	$56,936	$836,860

	For the Nine Months Ended September 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$733,749	$309,946	$30,699	$61,540	$1,135,934
Aptar Beauty	629,168	175,942	113,282	61,564	979,956
Aptar Closures	167,836	261,903	63,128	40,213	533,080
Total	$1,530,753	$747,791	$207,109	$163,317	$2,648,970

	For the Nine Months Ended September 30, 2022
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$632,876	$320,297	$20,503	$52,414	$1,026,090
Aptar Beauty	540,629	224,269	97,337	67,558	929,793
Aptar Closures	163,424	304,051	62,327	40,650	570,452
Total	$1,336,929	$848,617	$180,167	$160,622	$2,526,335
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of December 31, 2022	Balance as of September 30, 2023	Increase/ (Decrease)
Contract asset (current)	$16,736	$19,768	$3,032
Contract liability (current)	80,241	73,282	(6,959)
Contract liability (long-term)	25,361	32,818	7,457
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $106.0 million, including $59.4 million relating to contract liabilities at the beginning of the year. Current contract assets are included within the prepaid and Other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within accounts payable, accrued and other liabilities and deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of September 30, 2023 or December 31, 2022.
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

NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	September 30, 2023	December 31, 2022
Raw materials	$145,742	$159,041
Work in process	173,453	153,592
Finished goods	171,677	174,173
Total	$490,872	$486,806

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 by reporting segment were as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2022	$498,742	$319,011	$127,879	$945,632
Reclassification due to segment change	—	(39,472)	39,472	—
Acquisitions	—	3,655	114	3,769
Foreign currency exchange effects	(5,191)	(1,025)	(148)	(6,364)
Balance as of September 30, 2023	$493,551	$282,169	$167,317	$943,037
The table below shows a summary of intangible assets as of September 30, 2023 and December 31, 2022.

		September 30, 2023			December 31, 2022
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	9.8	$7,181	$(1,617)	$5,564	$8,044	$(1,968)	$6,076
Acquired technology	11.4	136,860	(65,378)	71,482	135,191	(56,628)	78,563
Customer relationships	13.5	304,726	(116,570)	188,156	305,994	(99,130)	206,864
Trademarks and trade names	7.5	44,140	(32,555)	11,585	43,998	(28,190)	15,808
License agreements and other	31.4	16,910	(6,466)	10,444	15,425	(6,992)	8,433
Total intangible assets	13.3	$509,817	$(222,586)	$287,231	$508,652	$(192,908)	$315,744
Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2023 and 2022 was $11,400 and $10,678, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2023 and 2022 was $33,494 and $32,772, respectively.
As of September 30, 2023, future estimated amortization expense for the years ending December 31 is as follows:

2023	$11,473	(remaining estimated amortization for 2023)
2024	41,267
2025	39,565
2026	37,287
2027	26,026
Thereafter	131,613

Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2023.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2023 and 2022, respectively, was 23.4% and 36.2%. The effective tax rate for the nine months ended September 30, 2023 and 2022, respectively, was 24.6% and 31.0%. The effective tax rate for the three months ended September 30, 2023 reflects additional tax benefits from employee stock-based compensation and a benefit related to a change in the U.S. tax regulations issued during the quarter related to foreign tax credits. The effective tax rate for the three months ended September 30, 2022 reflects an out-of-period charge of $7.2 million for taxes related to a legal entity reorganization to enhance our dividend and cash management capabilities. The tax charge had an 8.5% impact on the effective tax rate for the three months ended September 30, 2022. The lower reported effective tax rate for the nine months ended September 30, 2023 reflects additional tax benefits from employee stock-based compensation, the refining of certain U.S. tax filing positions and a change in the U.S. tax regulations pertaining to foreign tax credits. As mentioned above, the tax rate for the nine months ended September 30, 2022, reflects an out-of-period charge for $7.2 million and had a 2.8% impact on the effective tax rate.
NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At September 30, 2023 and December 31, 2022, our notes payable, revolving credit facility and overdrafts consisted of the following:

	September 30, 2023	December 31, 2022
Revolving credit facility 4.73% to 6.18%	$123,790	$—
Overdrafts 4.64% to 4.71%	713	3,810
	$124,503	$3,810
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was repaid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of September 30, 2023, $44.5 million and €75.0 million ($79.3 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2022, no balance was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2023 or December 31, 2022.
Long-Term Obligations
On July 19, 2023, we repaid in full the €100 million 0.98% Senior Notes that were due July 2023.

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
At September 30, 2023 and December 31, 2022, our long-term obligations consisted of the following:

	September 30, 2023	December 31, 2022
Notes payable 0.00% – 2.25%, due in monthly and annual installments through 2031	$15,005	$29,167
Senior unsecured notes 1.0%, due in 2023	—	106,995
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	100,000	100,000
Senior unsecured notes 1.2%, due in 2024	211,440	213,990
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.9 million	399,128	399,050
Finance Lease Liabilities	24,867	26,934
Unamortized debt issuance costs	(3,997)	(4,558)
	$1,046,443	$1,171,578
Current maturities of long-term obligations	(366,378)	(118,981)
Total long-term obligations	$680,065	$1,052,597
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$363,408
Year Two	6,368
Year Three	256,200
Year Four	315
Year Five	72
Thereafter	399,210
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2023
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.61 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.19 to 1.00
________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
NOTE 7 – LEASES
We lease certain warehouse, plant and office facilities, as well as certain equipment, under non-cancelable operating and finance leases expiring at various dates through the year 2037. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.
Amortization expense related to finance leases is included in depreciation expense, while rent expense related to operating leases is included within cost of sales and selling, research & development and administrative expenses.

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$5,150	$4,870	$15,841	$15,605

Finance lease cost:
Amortization of right-of-use assets	$908	$1,050	$2,686	$3,307
Interest on lease liabilities	289	307	883	947
Total finance lease cost	$1,197	$1,357	$3,569	$4,254

Short-term lease and variable lease costs	$5,774	$4,226	$15,883	$11,437
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,993	$15,001
Operating cash flows from finance leases	883	941
Financing cash flows from finance leases	2,377	2,749

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,764	$13,146
Finance leases	401	919
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2023	2022	2023	2022
Service cost	$2,409	$3,948	$1,487	$1,775
Interest cost	2,158	1,742	915	330
Expected return on plan assets	(3,094)	(3,228)	(589)	(653)
Amortization of net loss	—	1,668	230	403
Amortization of prior service cost	—	—	45	35
Net periodic benefit cost	$1,473	$4,130	$2,088	$1,890

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2023	2022	2023	2022
Service cost	$7,228	$11,838	$4,444	$5,621
Interest cost	6,473	5,227	2,735	1,045
Expected return on plan assets	(9,283)	(9,684)	(1,758)	(2,069)
Amortization of net loss	—	5,003	687	1,280
Amortization of prior service cost	—	—	133	106
Net periodic benefit cost	$4,418	$12,384	$6,241	$5,983

The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. There were no contributions to our domestic defined benefit plans during the nine months ended September 30, 2023 and we do not expect significant payments during the rest of 2023. We contributed $1.0 million to our foreign defined benefit plans during the nine months ended September 30, 2023 and do not expect additional significant contributions during the rest of 2023.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2021	$(249,500)	$(66,486)	$(55)	$(316,041)
Other comprehensive (loss) income before reclassifications	(182,432)	(719)	3,617	(179,534)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,781	46	4,827
Net current-period other comprehensive (loss) income	(182,432)	4,062	3,663	(174,707)
Balance - September 30, 2022	$(431,932)	$(62,424)	$3,608	$(490,748)

Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive income (loss) before reclassifications	(28,294)	63	(2,424)	(30,655)
Amounts reclassified from accumulated other comprehensive income	—	581	—	581
Net current-period other comprehensive income (loss)	(28,294)	644	(2,424)	(30,074)
Balance - September 30, 2023	$(357,034)	$(5,307)	$(9,099)	$(371,440)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended September 30,	2023	2022

Defined Benefit Pension Plans
Amortization of net loss	$230	$2,071	(1)
Amortization of prior service cost	45	35	(1)
	275	2,106	Total before tax
	(81)	(530)	Tax impact
	$194	$1,576	Net of tax
Derivatives
Changes in cross currency swap: interest component	$—	$(33)	Interest Expense
Changes in cross currency swap: foreign exchange component	—	4,843	Miscellaneous, net
	$—	$4,810	Net of tax
Total reclassifications for the period	$194	$6,386

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Nine Months Ended September 30,	2023	2022

Defined Benefit Pension Plans
Amortization of net loss	$687	$6,283	(1)
Amortization of prior service cost	133	106	(1)
	820	6,389	Total before tax
	(239)	(1,608)	Tax impact
	$581	$4,781	Net of tax
Derivatives
Changes in cross currency swap: interest component	$—	$(171)	Interest Expense
Changes in cross currency swap: foreign exchange component	—	217	Miscellaneous, net
	$—	$46	Net of tax
Total reclassifications for the period	$581	$4,827
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

On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% U.S. dollar debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of September 30, 2023, the fair value of the cross currency swap was a $12.0 million liability. The swap agreement will mature on September 15, 2029.
Other
As of September 30, 2023, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other and $0.3 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of September 30, 2023 had an aggregate notional contract amount of $51.1 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022

		September 30, 2023		December 31, 2022
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$377	$—	$1,107
		$—	$377	$—	$1,107

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$305	$—	$269
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	12,049	—	8,840	—
		$12,049	$305	$8,840	$269
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2023 and 2022

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2023	2022		2023	2022
Cross currency swap agreement:
Interest component	$—	$(30)	Interest expense	$—	$33	$(9,984)
Foreign exchange component	2,707	(1,238)	Miscellaneous, net	—	(4,843)	3
	$2,707	$(1,268)		$—	$(4,810)

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2023 and 2022

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2023	2022		2023	2022
Cross currency swap agreement:
Interest component	$—	$229	Interest expense	$—	$171	$(29,900)
Foreign exchange component	(2,424)	3,388	Miscellaneous, net	—	(217)	(1,341)
	$(2,424)	$3,617		$—	$(46)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2023 and 2022

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2023	2022
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$44	$(853)
		$44	$(853)

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2023 and 2022

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2023	2022
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(756)	$(962)
		$(756)	$(962)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2023
Derivative Assets	$377	—	$377	—	—	$377
Total Assets	$377	—	$377	—	—	$377

Derivative Liabilities	$12,354	—	$12,354	—	—	$12,354
Total Liabilities	$12,354	—	$12,354	—	—	$12,354

December 31, 2022
Derivative Assets	$1,107	—	$1,107	—	—	$1,107
Total Assets	$1,107	—	$1,107	—	—	$1,107

Derivative Liabilities	$9,109	—	$9,109	—	—	$9,109
Total Liabilities	$9,109	—	$9,109	—	—	$9,109

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of September 30, 2023, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,532	$1,532	$—	$—
Foreign exchange contracts (2)	377	—	377	—
Convertible notes	5,650	—	—	5,650
Total assets at fair value	$7,559	$1,532	$377	$5,650
Liabilities
Foreign exchange contracts (2)	$305	$—	$305	$—
Cross currency swap contract (2)	12,049	—	12,049	—
Total liabilities at fair value	$12,354	$—	$12,354	$—

As of December 31, 2022, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$5,297	$5,297	$—	$—
Foreign exchange contracts (2)	1,107	—	1,107	—
Convertible note	5,650	—	—	5,650
Total assets at fair value	$12,054	$5,297	$1,107	$5,650
Liabilities
Foreign exchange contracts (2)	$269	$—	$269	$—
Cross currency swap contract (2)	8,840	—	8,840	—
Contingent consideration obligation	25,310	—	—	25,310
Total liabilities at fair value	$34,419	$—	$9,109	$25,310
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 18 – Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $517.3 million as of September 30, 2023 and $868.7 million as of December 31, 2022.
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
We consider these obligations a Level 3 liability and estimated the aggregate fair value for these contingent consideration arrangements as follows:

	September 30, 2023	December 31, 2022
Fusion Acquisition	$—	$25,310
Noble Acquisition	—	—
	$—	$25,310

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

Balance, December 31, 2022	$25,310
Increase in fair value recorded in earnings	—
Payments	(25,310)
Balance, September 30, 2023	$—
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022.
A fire caused damage to our facility in Annecy, France in June 2016. We were insured for the damages caused by the fire, including business interruption insurance. During the second quarter of 2022, we filed a lawsuit against the insurance company to recover a part of our claim. No gain contingencies have been recognized as our ability to realize those gains remains uncertain.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $13 million in principal and $5 million to $6 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of September 30, 2023.
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
During the three and nine months ended September 30, 2023, we repurchased approximately 66 thousand shares for $8.3 million and 318 thousand shares for $37.3 million, respectively. During the three and nine months ended September 30, 2022, we repurchased approximately 181 thousand shares for $19.2 million and 669 thousand shares for $72.3 million, respectively. As of September 30, 2023, there was $70.9 million of authorized share repurchases remaining under the existing authorization.
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
At the time of vesting, the vested shares of common stock are issued in the employee’s name. In addition, RSU awards are generally net settled (shares are withheld to cover the employee tax obligation). RSUs granted to directors are only time-based and generally vest on or around the first anniversary of the date of grant.
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

Nine Months Ended September 30,	2023	(1)	2022
Fair value per stock award	$116.17		$141.95
Grant date stock price	$111.38		$114.52
Assumptions:
Aptar's stock price expected volatility	20.00%		20.20%
Expected average volatility of peer companies	39.70%		41.70%
Correlation assumption	33.30%		41.20%
Risk-free interest rate	3.83%		2.04%
Dividend yield assumption	1.36%		1.33%
________________________________________________
(1)The 2023 award inputs and assumptions are related to PSU-ROIC awards with a TSR modifier.
A summary of RSU activity as of September 30, 2023 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	426,361	$111.60	610,871	$118.77
Granted	121,848	110.30	151,415	115.69
Vested	(181,248)	104.29	(99,878)	89.33
Forfeited	(11,488)	108.05	(133,905)	93.61
Nonvested at September 30, 2023	355,473	$115.08	528,503	$129.82
Included in the time-based RSU activity for the nine months ended September 30, 2023 are 10,614 units granted to non-employee directors and 10,589 units vested related to non-employee directors.

Nine Months Ended September 30,	2023	2022
Compensation expense	$32,209	$31,925
Fair value of units vested	27,662	20,663
Intrinsic value of units vested	32,319	22,329
The actual tax benefit realized for the tax deduction from RSUs was approximately $5.6 million and $6.2 million in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $53.0 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 1.9 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were awarded in the first quarter of 2023 with the exercise price equal to the market price on the date of grant based on the Black-Scholes model and generally vest over three years and expire 10 years after grant.

The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all others employees, respectively, during the first nine months of 2023. Aptar executive officers received stock options with an exercise price that was 110% of the closing market price on the date of grant. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Nine Months Ended September 30,	2023
Dividend Yield	1.41%
Expected Stock Price Volatility	16.55%
Risk-free Interest Rate	3.57%
Expected Life of Option (years)	7
 A summary of option activity under our stock plans during the nine months ended September 30, 2023 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2023	2,623,944	$73.34	51,700	$63.91
Granted	314,833	116.20	—	—
Exercised	(545,104)	69.30	(32,700)	62.36
Forfeited or expired	(4,130)	83.84	—	—
Outstanding at September 30, 2023	2,389,543	$79.89	19,000	$66.59
Exercisable at September 30, 2023	2,075,973	$74.40	19,000	$66.59
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2023	3.7		0.6
Exercisable at September 30, 2023	2.8		0.6
Aggregate Intrinsic Value:
Outstanding at September 30, 2023	$108,471		$1,115
Exercisable at September 30, 2023	$105,629		$1,115
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2023	$27,392		$1,978
September 30, 2022	$13,618		$—

Nine Months Ended September 30,	2023
Compensation expense (included in SG&A)	$3,561
Compensation expense (included in Cost of sales)	314
Compensation expense, Total	$3,875
Compensation expense, net of tax	3,875
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the nine months ended September 30, 2023 and 2022 was approximately $39.7 million and $18.4 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $6.8 million and $2.8 million in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $3.1 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30, 2023		September 30, 2022
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$84,296	$84,296	$54,244	$54,244

Average equivalent shares
Shares of common stock	65,707	65,707	65,322	65,322
Effect of dilutive stock-based compensation
Stock options	874	—	884	—
Restricted stock	454	—	375	—
Total average equivalent shares	67,035	65,707	66,581	65,322
Net income per share	$1.26	$1.28	$0.81	$0.83

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$222,132	$222,132	$180,292	$180,292

Average equivalent shares
Shares of common stock	65,550	65,550	65,446	65,446
Effect of dilutive stock-based compensation
Stock options	886	—	1,034	—
Restricted stock	429	—	345	—
Total average equivalent shares	66,865	65,550	66,825	65,446
Net income per share	$3.32	$3.39	$2.70	$2.75
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
Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Sales:
Aptar Pharma	$389,423	$345,079	$1,136,544	$1,037,120
Aptar Beauty	330,467	308,353	1,002,209	947,515
Aptar Closures	181,562	192,706	539,472	577,940
Total Sales	$901,452	$846,138	$2,678,225	$2,562,575
Less: Intersegment Sales:
Aptar Pharma	$235	$1,682	$610	$11,030
Aptar Beauty	6,487	5,307	22,253	17,722
Aptar Closures	1,733	2,289	6,392	7,488
Total Intersegment Sales	$8,455	$9,278	$29,255	$36,240
Net Sales:
Aptar Pharma	$389,188	$343,397	$1,135,934	$1,026,090
Aptar Beauty	323,980	303,046	979,956	929,793
Aptar Closures	179,829	190,417	533,080	570,452
Net Sales	$892,997	$836,860	$2,648,970	$2,526,335
Adjusted EBITDA (1):
Aptar Pharma	$136,344	$107,235	$371,508	$333,793
Aptar Beauty	41,070	36,563	121,375	112,343
Aptar Closures	27,607	23,483	81,387	69,020
Corporate & Other, unallocated	(11,659)	(13,537)	(45,996)	(45,170)
Acquisition-related costs (2)	—	(231)	(255)	(231)
Restructuring Initiatives (3)	(6,161)	(2,270)	(19,628)	(2,989)
Net unrealized investment (loss) gain (4)	(5,428)	277	(2,349)	(2,297)
Depreciation and amortization	(62,686)	(57,601)	(184,212)	(174,818)
Interest Expense	(9,984)	(9,756)	(29,900)	(30,668)
Interest Income	946	752	2,266	2,029
Income before Income Taxes	$110,049	$84,915	$294,196	$261,012
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

(3)Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2023 and 2022 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring Initiatives by Plan:
Optimization initiative	$6,586	$2,254	$20,069	$2,254
Prior year initiatives	(425)	16	(441)	735
Total Restructuring Initiatives	$6,161	$2,270	$19,628	$2,989

Restructuring Initiatives by Segment:
Aptar Pharma	$92	$—	$1,657	$—
Aptar Beauty	2,880	2,240	12,650	2,774
Aptar Closures	3,098	30	4,060	215
Corporate & Other	91	—	1,261	—
Total Restructuring Initiatives	$6,161	$2,270	$19,628	$2,989
(4)Net unrealized investment gain (loss) represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).
NOTE 17 – ACQUISITIONS
Business Combinations
On August 1, 2023, we paid the remaining $5.2 million purchase price in relation to the 2021 Hengyu acquisition. No further liability remains outstanding for this acquisition.
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

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	September 30, 2023	December 31, 2022
Equity Method Investments:
BTY	$31,665	$31,490
Sonmol	4,621	4,997
Desotec GmbH	859	863

Other Investments:
PureCycle	1,532	5,297
YAT	5,204	5,508
Loop	2,894	2,894
Others	1,247	1,259
	$48,022	$52,308
Equity Method Investments
BTY
On January 1, 2020, we acquired 49% of the equity interests in 3 related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32.0 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. For the nine months ended September 30, 2023 and September 30, 2022, Aptar had purchases of $10.7 million and $7.2 million, respectively, from BTY. As of September 30, 2023 and December 31, 2022, approximately $2.1 million and $1.5 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.
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

We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
March 2022	107,600	$1,088	$841
August 2022	50,000	$511	$372
July 2023	248,859	$2,659	$1,968
August 2023	261,590	$2,945	$2,220
For the three and nine months ended September 30, 2023 and 2022, we recorded the following net investment gain or loss on our investment in PureCycle:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net investment (loss) gain	$(1,240)	$649	$1,839	$(1,084)
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the nine months ended September 30, 2023 related to these investments. In March 2022, we recorded a $1.5 million expected credit loss reserve against the outstanding note receivable from one of our venture investments (Kali Care) as a result of a proposed sale of such business.
NOTE 19 – RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three and nine months ended September 30, 2023, we recognized $6.6 million and $20.1 million of restructuring costs related to this initiative, respectively. For the three months ended September 30, 2022, we recognized $2.3 million of restructuring costs related to this initiative. The cumulative expense incurred as of September 30, 2023 was $26.3 million.
As of September 30, 2023, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at 12/31/2022	Net Charges for the Nine Months Ended 9/30/2023	Cash Paid	Interest and FX Impact	Ending Reserve at 9/30/2023
Employee severance	$4,993	$15,833	$(8,605)	$(105)	$12,116
Professional fees and other costs	—	4,236	(3,991)	8	253
Totals	$4,993	$20,069	$(12,596)	$(97)	$12,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.5	65.3	64.1	64.9
Selling, research & development and administrative	15.5	16.2	16.1	16.5
Depreciation and amortization	7.0	6.9	7.0	6.9
Restructuring initiatives	0.7	0.2	0.7	0.1
Operating income	13.3	11.4	12.1	11.6
Interest expense	(1.1)	(1.2)	(1.1)	(1.2)
Other expense	0.1	(0.1)	0.1	(0.1)
Income before income taxes	12.3	10.1	11.1	10.3
Net Income	9.4	6.5	8.4	7.1
Effective tax rate	23.4%	36.2%	24.6%	31.0%
Adjusted EBITDA margin (1)	21.7%	18.4%	19.9%	18.6%
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
NET SALES
We reported net sales of $893.0 million for the quarter ended September 30, 2023, which represents a 7% increase compared to $836.9 million reported during the third quarter of 2022. The U.S. dollar weakened compared to the euro and other major currencies in which we operate, resulting in a positive currency translation impact of 4%. Our acquisitions of Metaphase, iD SCENT, and Gulf Closures also had a 1% positive impact on our consolidated results during the third quarter of 2023. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 2% in the third quarter of 2023 compared to the same period in 2022. Of our 2% core sales increase, half was due to strong volume growth, especially for products in our prescription, consumer healthcare and beauty applications, while inflationary price adjustments represented the other half.

Third Quarter 2023 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	13%	7%	(6)%	7%
Currency Effects (1)	(5)%	(5)%	(2)%	(4)%
Acquisitions	—%	—%	(1)%	(1)%
Core Sales Growth	8%	2%	(9)%	2%
Reported net sales for the first nine months of 2023 increased 5% to $2.65 billion compared to $2.53 billion for the first nine months of 2022. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies in which we operate, resulting in a positive currency translation impact of 1%. Our acquisitions of Metaphase, iD SCENT, and Gulf Closures had a 1% positive impact on our consolidated results during the first nine months of 2023. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 3% in the first nine months of 2023 compared to the same period in 2022. The combination of strong volume growth, especially for products in our prescription, consumer healthcare and beauty applications as discussed above, along with price increases to recover inflationary cost increases had a positive impact on our core sales. Of our 3% core sales increase, approximately 2% was due to improved volumes and product mix while inflationary price adjustments represented the remaining 1% of the increase.

Nine Months Ended September 30, 2023 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	11%	5%	(7)%	5%
Currency Effects (1)	(1)%	(1)%	—%	(1)%
Acquisitions	(1)%	—%	(1)%	(1)%
Core Sales Growth	9%	4%	(8)%	3%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total

Domestic	$254,780	29%	$279,810	33%	$747,791	28%	$848,617	34%
Europe	509,204	57%	436,833	52%	1,530,753	58%	1,336,929	53%
Latin America	73,037	8%	63,281	8%	207,109	8%	180,167	7%
Asia	55,976	6%	56,936	7%	163,317	6%	160,622	6%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales decreased to 63.5% in the third quarter of 2023 compared to 65.3% in the third quarter of 2022. Our COS percentage was positively impacted by an improved mix of our higher-margin Pharma product sales compared to the same period in 2022. We also benefited from the moderation of inflationary cost increases, which negatively impacted prior year results. While we maintained our normal pass-through of resin cost increases and implemented general price increases to offset other cost increases during the third quarter of 2022, there is no margin on resin pass-through costs, which increased our COS as a percentage of sales. During the third quarter of 2023, lower input costs had the opposite impact, which lowered our COS as a percentage of sales.
For the first nine months of 2023, COS as a percent of net sales decreased to 64.1% compared to 64.9% in the same period in 2022, in spite of approximately $16 million of additional costs related to the validation of the new injectables expansion capacity as well as inefficiencies in the first part of the year due to the Enterprise Resource Planning ("ERP") system implementation. As discussed above, this decrease is mainly due to an improved mix of our higher-margin Pharma products and the moderation of inflationary cost increases.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $2.7 million to $138.1 million in the third quarter of 2023 compared to $135.4 million during the same period in 2022. Excluding changes in foreign currency rates, SG&A decreased by approximately $2.7 million in the quarter. Incremental costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were $0.4 million. The current quarter decrease in SG&A is related to lower headcount and other overhead costs as part of our ongoing focus on fixed cost management. SG&A as a percentage of net sales decreased to 15.5% in the third quarter of 2023 compared to 16.2% in the same period in 2022.
SG&A increased by $11.1 million to $427.5 million in the first nine months of 2023 compared to $416.4 million during the same period in 2022. Excluding changes in foreign currency rates, SG&A increased by approximately $7.9 million in the first nine months of 2023 compared to the first nine months of 2022. Incremental costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were $1.1 million. Improvements from our overhead cost management initiatives for the first nine months of 2023 were more than offset by higher compensation costs, including accruals related to our current short-term and long-term incentive compensation programs, along with higher travel costs compared to 2022. SG&A as a percentage of net sales decreased to 16.1% in the first nine months of 2023 compared to 16.5% in the same period in 2022.

DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $5.1 million to $62.7 million in the third quarter of 2023 compared to $57.6 million during the same period in 2022. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $2.6 million in the third quarter compared to the third quarter of 2022. Incremental depreciation and amortization costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were $0.4 million. The majority of this increase relates to higher capital spending during the current and prior years to support our growth strategy, including several new manufacturing facilities commencing production during 2023. Depreciation and amortization as a percentage of net sales increased to 7.0% in the third quarter of 2023 compared to 6.9% in the same period of the prior year.
Reported depreciation and amortization expenses increased by approximately $9.4 million to $184.2 million in the first nine months of 2023 compared to $174.8 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $7.8 million in the first nine months of 2023 compared to the same period a year ago. Incremental depreciation and amortization costs related to our acquisitions of Metaphase, iD SCENT, and Gulf Closures were $0.6 million. As discussed above, this increase is due to higher internal capital investments during the current and prior years. Depreciation and amortization as a percentage of net sales increased to 7.0% in the first nine months of 2023 compared to 6.9% in the same period of the prior year.
RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three and nine months ended September 30, 2023, we recognized $6.6 million and $20.1 million of restructuring costs related to this initiative, respectively. For the three months ended September 30, 2022, we recognized $2.3 million of restructuring costs related to this initiative. The cumulative expense incurred as of September 30, 2023 was $26.3 million.
Restructuring costs for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring Initiatives by Plan:
Optimization initiative	$6,586	$2,254	$20,069	$2,254
Prior year initiatives	(425)	16	(441)	735
Total Restructuring Initiatives	$6,161	$2,270	$19,628	$2,989

Restructuring Initiatives by Segment:
Aptar Pharma	$92	$—	$1,657	$—
Aptar Beauty	2,880	2,240	12,650	2,774
Aptar Closures	3,098	30	4,060	215
Corporate & Other	91	—	1,261	—
Total Restructuring Initiatives	$6,161	$2,270	$19,628	$2,989
OPERATING INCOME
Operating income increased approximately $24.1 million to $119.3 million in the third quarter of 2023 compared to $95.2 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $17.6 million in the quarter compared to the same period a year ago mainly due to the strong sales growth in our Pharma segment and the SG&A leverage mentioned above. Operating income as a percentage of net sales increased to 13.3% in the third quarter of 2023 compared to 11.4% in the prior year period.
For the first nine months of 2023, operating income increased approximately $25.8 million to $319.8 million compared to $294.1 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $19.9 million in the first nine months of 2023 compared to the same period a year ago as our strong Pharma segment growth and SG&A leverage mentioned above was partially offset by higher restructuring costs. Operating income as a percentage of net sales increased to 12.1% in the first nine months of 2023 compared to 11.6% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $0.2 million to $10.0 million in the third quarter of 2023 compared to $9.8 million for the same period of the prior year. This slight increase is due to the maturity of the €100 million 0.98% Senior Notes due July 2023 which was repaid using our variable interest rate revolving credit facility.

Interest expense decreased by $0.8 million to $29.9 million in the first nine months of 2023 compared to $30.7 million during the first nine months of 2022. This reduction is mainly due to the repayment of part of our private placement debt, which also included a $0.4 million make-whole payment for the early redemption during the second quarter of 2022 which did not repeat during 2023. See Note 6 - Debt of the Condensed Consolidated Financial Statements for further details.
NET OTHER INCOME (EXPENSE)
Net other income increased $1.2 million to $0.7 million of income in the third quarter of 2023 from $0.5 million of expense in the same period of the prior year. This increase is mainly due to $0.8 million of improvements in our equity investments along with $0.6 million in lower pension costs during the third quarter of 2023 compared to the third quarter of 2022.
Net other income increased $6.7 million to $4.3 million of income for the nine months ended September 30, 2023 from $2.4 million of expense in the same period of the prior year. $2.9 million of this increase is due to the change in the fair value of our PureCycle investment. As discussed in Note 18 - Investment in Equity Securities of the Condensed Consolidated Financial Statements, our investment in PureCycle was converted into shares of PCT, a publicly traded entity, during the first quarter of 2021. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. The remaining increase is due to improvements in our other equity investments along with lower pension costs as discussed above.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2023 and 2022, respectively, was 23.4% and 36.2%. The effective tax rate for the nine months ended September 30, 2023 and 2022, respectively, was 24.6% and 31.0%. The effective tax rate for the three months ended September 30, 2023 reflects additional tax benefits from employee stock-based compensation and a benefit related to a change in the U.S. tax regulations issued during the quarter related to foreign tax credits. The effective tax rate for the three months ended September 30, 2022 reflects an out-of-period charge of $7.2 million for taxes related to a legal entity reorganization to enhance our dividend and cash management capabilities. The tax charge had an 8.5% impact on the effective tax rate for the three months ended September 30, 2022. The lower reported effective tax rate for the nine months ended September 30, 2023 reflects additional tax benefits from employee stock-based compensation, the refining of certain U.S. tax filing positions and a change in the U.S. tax regulations pertaining to foreign tax credits. As mentioned above, the tax rate for the nine months ended September 30, 2022, reflects an out-of-period charge for $7.2 million and had a 2.8% impact on the effective tax rate.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $84.3 million and $222.1 million in the three and nine months ended September 30, 2023, respectively, compared to $54.2 million and $180.3 million for the same periods in the prior year.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$389,188	$343,397	$1,135,934	$1,026,090
Adjusted EBITDA (1)	136,344	107,235	371,508	333,793
Adjusted EBITDA margin (1)	35.0%	31.2%	32.7%	32.5%
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

Net sales for the Aptar Pharma segment increased 13% in the third quarter of 2023 to $389.2 million compared to $343.4 million in the third quarter of 2022. Changes in currencies positively affected net sales by 5%, while the acquisition of Metaphase did not have a significant impact during the third quarter of 2023. Therefore, core sales increased by 8% in the third quarter of 2023 compared to the third quarter of 2022. The majority of the sales growth is due to higher volumes in our prescription drug and consumer health care divisions. Core sales of our products to the prescription drug market increased 20% on strong demand for our products used on emergency medicines as customers prepare for opioid overdose reversal medications going over the counter in North America. We also continue to see strong growth in our allergic rhinitis, asthma, COPD therapies and central nervous system product sales. The 14% core sales growth in the consumer health care market was driven by higher demand for our eye care, cough and cold and nasal saline rinse solutions. Sales of our products to the injectables market increased 6% as new capacity continues to come online. Active material science solutions decreased 23% due to lower tooling sales along with a decrease in active vials used in diabetes care products and lower sales of our products used for probiotics after a period of rapid growth. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Third Quarter 2023 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	25%	21%	13%	(21)%	(76)%	13%
Currency Effects (1)	(5)%	(7)%	(6)%	(2)%	(1)%	(5)%
Acquisitions	—%	—%	(1)%	—%	—%	—%
Core Sales Growth	20%	14%	6%	(23)%	(77)%	8%
Net sales for the first nine months of 2023 increased by 11% to $1.14 billion compared to $1.03 billion in the first nine months of 2022. Changes in currency rates positively impacted net sales by 1%, and the acquisition of Metaphase also had a positive 1% impact during the first nine months of 2023. Therefore, core sales increased by 9% in the first nine months of 2023 compared to the same period in the prior year. Strong core sales growth for our products to the prescription and consumer health care markets more than compensated for lower sales to the injectables and active material science solutions markets. Core sales to the prescription drug market increased 26% on continued strong demand for our allergic rhinitis, asthma and emergency medicines and central nervous system devices. The 19% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant, saline rinses, eye care and cough and cold solutions. Core sales of our products to the injectables market declined 9% primarily due to the shutdown of operations for the implementation of our new ERP system in the first quarter. In addition, we were up against strong prior year comparisons as we experienced strong sales of our elastomeric components for COVID-19 and other vaccines during the prior year period which did not repeat in the first nine months of 2023. Similarly, core sales of our active material science solutions decreased 23% mainly on strong prior year period demand for our active film products used with at-home COVID-19 antigen test kits and tooling sales that did not repeat during the first nine months of 2023. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Nine Months Ended September 30, 2023 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	27%	21%	(6)%	(23)%	(18)%	11%
Currency Effects (1)	(1)%	(2)%	(1)%	—%	(4)%	(1)%
Acquisitions	—%	—%	(2)%	—%	—%	(1)%
Core Sales Growth	26%	19%	(9)%	(23)%	(22)%	9%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2023 increased 27% to $136.3 million compared to $107.2 million in the same period of the prior year. Earnings derived from the increase in prescription and consumer health care product sales growth, along with lower overhead costs, more than compensated for the softness in active material science solutions. Our Adjusted EBITDA margin improved to 35.0% in the third quarter of 2023 from 31.2% in the third quarter of 2022 mainly on the strength of our proprietary dispensing device sales.
Adjusted EBITDA in the first nine months of 2023 increased 11% to $371.5 million compared to $333.8 million in the same period of the prior year. The positive impact of our strong core sales growth in the prescription drug and consumer healthcare divisions was partially offset by the additional expenses related to our injectables ERP system implementation early in the year and the impact of lower COVID-19 related sales in our injectables and active material science solutions divisions, as discussed above. Overall, our Adjusted EBITDA margin improved slightly to 32.7% in the first nine months of 2023 compared to 32.5% in the first nine months of 2022.

APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$323,980	$303,046	$979,956	$929,793
Adjusted EBITDA (1)	41,070	36,563	121,375	112,343
Adjusted EBITDA margin (1)	12.7%	12.1%	12.4%	12.1%
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
Reported net sales for the quarter ended September 30, 2023 increased 7% to $324.0 million compared to $303.0 million in the third quarter of the prior year. Changes in currency rates positively impacted net sales by 5% in the third quarter of 2023 while our acquisition of iD SCENT did not have a material impact on the sales in the quarter. Therefore, core sales increased 2% in the third quarter of 2023 compared to the same quarter of the prior year. Regionally, Europe delivered solid quarterly sales growth which more than compensated for the ongoing softness in demand in North America. Latin America also had good growth and Asia continued to gradually improve. Core sales of our products to the beauty market increased 14% as consumer demand for prestige and mass fragrance applications remained strong. Personal care and home care core sales decreased 15% and 24%, respectively, due to ongoing softness in demand, mainly in North America.

Third Quarter 2023 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	(11)%	21%	(21)%	7%
Currency Effects (1)	(4)%	(6)%	(3)%	(5)%
Acquisitions	—%	(1)%	—%	—%
Core Sales Growth	(15)%	14%	(24)%	2%
For the first nine months of 2023, reported net sales increased 5% to $980.0 million compared to $929.8 million in the first nine months of the prior year. Changes in currency rates positively impacted net sales by approximately 1% while our acquisition of iD SCENT did not have an impact on segment sales. Therefore, core sales increased by 4% in the first nine months of 2023 compared to the same period in the prior year. Consistent with the quarterly results, strong regional sales growth in Europe and Latin America more than offset lower North American demand. Core sales of our products to the beauty market increased 14% during the first nine months of 2023 on higher sales in both prestige and mass fragrance, along with continued growth for our facial skin care and color cosmetic solutions. Personal care core sales decreased 7% as higher demand for our sun care applications was offset by softness in baby and hair care product sales mainly due to customer destocking in North America. Core sales of our home care market products declined 23% mainly due to lower demand from our hair care and surface cleaner customers.

Nine Months Ended September 30, 2023 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	(6)%	15%	(22)%	5%
Currency Effects (1)	(1)%	(1)%	(1)%	(1)%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	(7)%	14%	(23)%	4%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2023 increased 12% to $41.1 million compared to $36.6 million in the same period in the prior year. This is primarily attributable to higher tooling sales, lower input costs and operational improvements, which more than compensated for lower profitability on product sales. Our Adjusted EBITDA margin improved from 12.1% in the third quarter of 2022 to 12.7% during the third quarter of 2023.
Adjusted EBITDA in the first nine months of 2023 increased 8% to $121.4 million compared to $112.3 million reported in the same period in the prior year mainly due to higher profitability on product sales, along with lower input costs and operational improvements as discussed above. Therefore, our Adjusted EBITDA margin improved from 12.1% in the first nine months of 2022 to 12.4% during the first nine months of 2023.

APTAR CLOSURES SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Aptar's food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$179,829	$190,417	$533,080	$570,452
Adjusted EBITDA (1)	27,607	23,483	81,387	69,020
Adjusted EBITDA margin (1)	15.4%	12.3%	15.3%	12.1%
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
Reported sales for the quarter ended September 30, 2023 decreased approximately 6% to $179.8 million compared to $190.4 million in the third quarter of the prior year. Changes in currency rates positively impacted net sales by 2%, while our acquisition of Gulf Closures positively impacted net sales by 1%. Therefore, core sales for the third quarter of 2023 decreased by 9% compared to the same quarter of the prior year. Approximately 3% of the decrease for the current quarter is due to the pass-through of lower input costs while the remaining 6% is due to lower product and tooling sales. Sales to the food market decreased 11% primarily on softer demand for our dairy and dry spice applications. The 3% increase in beverage market sales is mostly related to higher customer demand for our concentrate applications. Personal care sales declined 24% due to lower demand for our body and hair care closures.

Third Quarter 2023 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(10)%	17%	(22)%	25%	(6)%
Currency Effects (1)	(1)%	(5)%	(2)%	(1)%	(2)%
Acquisitions	—%	(9)%	—%	—%	(1)%
Core Sales Growth	(11)%	3%	(24)%	24%	(9)%
Net sales for the first nine months of 2023 decreased by 7% to $533.1 million compared to $570.5 million in the first nine months of 2022. Changes in currency rates had no impact on net sales while our acquisition of Gulf Closures positively impacted net sales by 1%. Therefore, core sales decreased by 8% in the first nine months of 2023 compared to the same period in the prior year. Approximately half of the 8% core sales decrease is due to passing through lower input costs. Tooling sales and volumes were also lower as customers continued to work through their inventory levels, primarily in North America. Core sales to the food and personal care markets decreased 8% and 20%, respectively, while core sales to the beverage market increased 2% in the first nine months of 2023 compared to the same period of the prior year. For the food market, we were up against strong prior year period comparisons, mainly for sauces and condiment applications and our food service packaging products. The personal care market was also negatively impacted with lower sales of our body and hair care applications. The beverage market reported growth mainly from higher demand for our juice applications.

Nine Months Ended September 30, 2023 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(8)%	10%	(19)%	3%	(7)%
Currency Effects (1)	—%	(2)%	(1)%	—%	—%
Acquisitions	—%	(6)%	—%	—%	(1)%
Core Sales Growth	(8)%	2%	(20)%	3%	(8)%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA in the third quarter of 2023 increased 18% to $27.6 million compared to $23.5 million reported in the same period of the prior year. Operational improvements, along with lower SG&A costs were able to compensate for the lower product sales noted above. Approximately one third of our sales decrease was due to passing through lower input costs. These pass-throughs typically do not carry any margin, but the lower sales favorably impact our Adjusted EBITDA margin. Therefore, our Adjusted EBITDA margin improved from 12.3% in the third quarter of 2022 to 15.4% during the third quarter of 2023.

Adjusted EBITDA in the first nine months of 2023 increased 18% to $81.4 million compared to $69.0 million reported in the same period of the prior year. Our profitability was positively impacted by a focus on operational improvements and containing costs within our new segment structure. As discussed above, approximately half of our sales decrease was due to passing through lower input costs. As these pass-throughs typically do not carry any margin, the lower sales favorably impact our Adjusted EBITDA margin. This led to our Adjusted EBITDA margin improving from 12.1% in the first nine months of 2022 to 15.3% during the first nine months of 2023.
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
For the quarter ended September 30, 2023, Corporate & Other Adjusted EBITDA decreased to $11.7 million of expense from $13.5 million of expense in the third quarter of 2022. This expense decrease is due to approximately $4.2 million of realized gains on the sale of PCT shares related to the PureCycle investment partially offset by higher professional fees for corporate projects and higher incentive compensation costs, including accruals related to our current short-term and equity compensation programs.
Corporate & Other Adjusted EBITDA in the first nine months of 2023 increased to $46.0 million of expense compared to $45.2 million of expense reported in the same period of the prior year. As mentioned above, this increase is mainly related to higher incentive compensation costs along with higher professional fees for corporate projects.
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

	Three Months Ended
	September 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$892,997	$389,188	$323,980	$179,829	$—	$—

Reported net income	$84,298
Reported income taxes	25,751
Reported income before income taxes	110,049	108,113	17,415	11,647	(18,088)	(9,038)
Adjustments:
Restructuring initiatives	6,161	92	2,880	3,098	91
Net investment loss	1,240				1,240
Realized gain on investments included in net investment loss above	4,188				4,188
Adjusted earnings before income taxes	121,638	108,205	20,295	14,745	(12,569)	(9,038)
Interest expense	9,984					9,984
Interest income	(946)					(946)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	130,676	108,205	20,295	14,745	(12,569)	—
Depreciation and amortization	62,686	28,139	20,775	12,862	910
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$193,362	$136,344	$41,070	$27,607	$(11,659)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.7%	35.0%	12.7%	15.4%

	Three Months Ended
	September 30, 2022

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$836,860	$343,397	$303,046	$190,417	$—	$—

Reported net income	$54,177
Reported income taxes	30,738
Reported income before income taxes	84,915	83,571	14,729	10,460	(14,841)	(9,004)
Adjustments:
Restructuring initiatives	2,270	—	2,240	30	—
Net investment gain	(649)				(649)
Realized gain on investments included in net investment gain above	372				372
Transaction costs related to acquisitions	231	231	—	—	—
Adjusted earnings before income taxes	87,139	83,802	16,969	10,490	(15,118)	(9,004)
Interest expense	9,756					9,756
Interest income	(752)					(752)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	96,143	83,802	16,969	10,490	(15,118)	—
Depreciation and amortization	57,601	23,433	19,594	12,993	1,581
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$153,744	$107,235	$36,563	$23,483	$(13,537)	$—

Reported net income margin (Reported net income / Reported Net Sales)	6.5%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.4%	31.2%	12.1%	12.3%

	Nine Months Ended
	September 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$2,648,970	$1,135,934	$979,956	$533,080	$—	$—

Reported net income	$221,931
Reported income taxes	72,265
Reported income before income taxes	294,196	288,603	46,643	39,174	(52,590)	(27,634)
Adjustments:
Restructuring initiatives	19,628	1,657	12,650	4,060	1,261
Net investment gain	(1,839)				(1,839)
Realized gain on investments included in net investment gain above	4,188				4,188
Transaction costs related to acquisitions	255	—	199	56	—
Adjusted earnings before income taxes	316,428	290,260	59,492	43,290	(48,980)	(27,634)
Interest expense	29,900					29,900
Interest income	(2,266)					(2,266)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	344,062	290,260	59,492	43,290	(48,980)	—
Depreciation and amortization	184,212	81,248	61,883	38,097	2,984
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$528,274	$371,508	$121,375	$81,387	$(45,996)	$—

Reported net income margin (Reported net income / Reported Net Sales)	8.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.9%	32.7%	12.4%	15.3%

	Nine Months Ended
	September 30, 2022

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$2,526,335	$1,026,090	$929,793	$570,452	$—	$—

Reported net income	$180,161
Reported income taxes	80,851
Reported income before income taxes	261,012	263,222	49,196	29,294	(52,061)	(28,639)
Adjustments:
Restructuring initiatives	2,989	—	2,774	215	—
Net investment loss	1,084				1,084
Realized gain on investments included in net investment loss above	1,213				1,213
Transaction costs related to acquisitions	231	231	—	—	—
Adjusted earnings before income taxes	266,529	263,453	51,970	29,509	(49,764)	(28,639)
Interest expense	30,668					30,668
Interest income	(2,029)					(2,029)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	295,168	263,453	51,970	29,509	(49,764)	—
Depreciation and amortization	174,818	70,340	60,373	39,511	4,594
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$469,986	$333,793	$112,343	$69,020	$(45,170)	$—

Reported net income margin (Reported net income / Reported Net Sales)	7.1%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	18.6%	32.5%	12.1%	12.1%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2023	2022

Notes payable, revolving credit facility and overdrafts	$124,503	$3,810
Current maturities of long-term obligations, net of unamortized debt issuance costs	366,378	118,981
Long-Term Obligations, net of unamortized debt issuance costs	680,065	1,052,597
Total Debt	1,170,946	1,175,388
Less:
Cash and equivalents	151,573	141,732
Net Debt	$1,019,373	$1,033,656

Total Stockholders' Equity	$2,213,689	$2,068,204
Net Debt	1,019,373	1,033,656
Net Capital	$3,233,062	$3,101,860

Net Debt to Net Capital	31.5%	33.3%

Free Cash Flow Reconciliation	September 30,	September 30,
	2023	2022

Net Cash Provided by Operations	$355,602	$306,349
Capital Expenditures	(231,199)	(226,131)
Proceeds from Government Grants	—	17,058
Free Cash Flow	$124,403	$97,276
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar has an additive effect. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Conversely, a strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the third quarter and for the nine months ended September 30, 2023, the U.S. dollar weakened compared to all European currencies except the Russian ruble and most Asian currencies. This resulted in an additive impact on our translated results during the third quarter and year-to-date period of 2023 when compared to the third quarter and year-to-date period of 2022.
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
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of September 30, 2023, our estimated stock option expense on a pre-tax basis for the year 2023 compared to 2022 is as follows:

	2023	2022
First Quarter	$15,042	$13,362
Second Quarter	10,391	8,774
Third Quarter	10,051	9,805
Fourth Quarter (estimated for 2023)	9,689	8,996
	$45,173	$40,937
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
Cash and equivalents and restricted cash increased to $152.1 million at September 30, 2023 from $142.7 million at December 31, 2022. Total short and long-term interest-bearing debt of $1.2 billion at September 30, 2023 was consistent with the $1.2 billion at December 31, 2022. The ratio of our Net Debt (interest-bearing debt less cash and equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 31.5% at September 30, 2023 from 33.3% at December 31, 2022. See the reconciliation under "Non-U.S. GAAP Measures."
In the first nine months of 2023, our operations provided approximately $355.6 million in net cash flow compared to $306.3 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.

We used $239.3 million in cash for investing activities during the first nine months of 2023 compared to $222.4 million during the same period a year ago. During 2023, approximately $9.4 million was utilized to fund the iD SCENT acquisition, $5.2 million was utilized to fund the remaining payment on the Hengyu acquisition and $1.5 million was utilized to fund the Gulf Closures acquisition. Our investment in capital projects net of government grant proceeds increased $22.1 million during the first nine months of 2023 compared to the first nine months of 2022 primarily due to the $17.1 million in grant proceeds received in 2022 offsetting a portion of our capital expenditures. Our 2023 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $300 million.
Financing activities used $94.0 million in cash during the first nine months of 2023 compared to $80.1 million in cash used by financing activities during the same period a year ago. During the first nine months of 2023, we paid $76.7 million of dividends, received $39.7 million from stock option exercises and purchased $37.3 million of treasury stock. Additionally, we paid our outstanding contingent consideration obligation for Fusion of $25.3 million of which $22.8 million was treated as a financing outflow and repaid $117.3 million of long-term debt. During the first nine months of 2022, we received proceeds from long-term obligations of $406.6 million primarily from the issuance of $400 million of our 3.60% Senior Notes due March 2032 and we repaid $93.5 million related to our revolving credit facility, redeemed all $75.0 million of our 3.25% senior unsecured notes and repaid $125.0 million of our 3.49% senior unsecured notes.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2023.
On June 30, 2021, we entered into an amended and restated multi-currency revolving credit facility (the "revolving credit facility") with a syndicate of banks to replace the then-existing facility maturing July 2022 (the "prior credit facility") and to amend and restate the unsecured term loan facility extended to our wholly-owned UK subsidiary under the prior credit facility (as amended, the "amended term facility"). The revolving credit facility matures in June 2026, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended term facility matured in July 2022 and was repaid in full. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of September 30, 2023, $44.5 million and €75.0 million ($79.3 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2022, no balance was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2023
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.61 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.19 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.2 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which would generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.
On October 12, 2023, the Board of Directors declared a quarterly cash dividend of $0.41 per share payable on November 16, 2023 to stockholders of record as of October 26, 2023.

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
OUTLOOK
In the fourth quarter, we expect continued growth in our proprietary pharma drug delivery systems and continued improvement in our injectables division’s performance as new capacity continues to come online. Our fragrance dispensing solutions experienced strong growth in the first nine months of the year and we anticipate sales for these dispensing solutions to finish strong in 2023. Our Beauty and Closures segments will be aided by the improving environment in North America as we start to move past the destocking caused by elevated inventory levels.
We expect earnings per share for the fourth quarter of 2023, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.06 to $1.14 and this guidance is based on an effective tax rate range of 24% to 26%.
FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
•geopolitical conflicts worldwide including the invasion of Ukraine by the Russian military and the recent events in the Middle East and the resulting indirect impact on demand from our customers selling their products into these countries, as well as rising input costs and certain supply chain disruptions;
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
The table below provides information as of September 30, 2023 about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2023.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$13,536	1.0879	13,535 - 30,321
EUR / BRL	11,314	5.3288	11,314 - 12,050
CZK / EUR	5,829	0.0414	2,148 - 7,194
EUR / THB	4,652	36.8238	4,652 - 4,964
MXN / USD	4,000	0.0576	4,000 - 5,300
USD / EUR	3,714	0.9157	1,837 - 3,714
USD / CNY	2,100	7.0552	2,100 - 2100
CHF / EUR	1,889	1.0427	478 - 1,889
EUR / CNY	1,585	7.5409	1,585 - 6,504
GBP / EUR	959	1.1605	476 - 959
EUR / MXN	845	18.5248	0 - 845
EUR / CHF	212	0.9642	0 - 212
USD / GBP	183	0.7756	76 - 183
CHF / USD	163	1.1366	161 - 273
USD / CHF	93	0.8904	0 - 93
EUR / GBP	53	0.8625	0 - 53
Total	$51,127
As of September 30, 2023, we have recorded the fair value of foreign currency forward exchange contracts of $0.4 million in prepaid and other and $0.3 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $12.0 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended September 30, 2023, we implemented ERP systems at three operating units. Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2023, the Plan purchased no shares of our common stock on behalf of the participants, and sold 11,324 shares of our common stock on behalf of the participants at an average price of $105.73, for an aggregate amount of $1.2 million. At September 30, 2023, the Plan owned 120,479 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2023, we repurchased approximately 66 thousand shares for $8.3 million and 318 thousand shares for $37.3 million, respectively. As of September 30, 2023, there was $70.9 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended September 30, 2023:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

7/1 - 7/31/23	—	$—	—	$79.2
8/1 - 8/31/23	33,525	125.02	33,525	75.0
9/1 - 9/30/23	32,000	127.23	32,000	70.9
Total	65,525	$126.10	65,525	$70.9

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 3.1
Amended and Restated Bylaws of AptarGroup, Inc. adopted on October 11, 2023, filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on October 13, 2023, is hereby incorporated by reference.

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

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2023, filed with the SEC on October 26, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Balance Sheets – September 30, 2023 and December 31, 2022, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2023 and 2022, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2023 and 2022 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 26, 2023