Form 10-Q
period 2024-03-31
APTARGROUP, INC.
filed 2024-04-26
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of April 22, 2024, was 66,263,631 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended March 31, 2024

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

Three Months Ended March 31,	2024	2023

Net Sales	$915,448	$860,067
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	582,756	557,422
Selling, research & development and administrative	152,780	147,923
Depreciation and amortization	64,349	59,259
Restructuring initiatives	3,480	11,524
Total Operating Expenses	803,365	776,128
Operating Income	112,083	83,939

Other (Expense) Income:
Interest expense	(10,175)	(10,228)
Interest income	2,898	672
Net investment gain	592	188
Equity in results of affiliates	(221)	(131)
Miscellaneous expense, net	(859)	(1,171)
Total Other Expense	(7,765)	(10,670)

Income before Income Taxes	104,318	73,269

Provision for Income Taxes	21,385	18,683

Net Income	$82,933	$54,586

Net Loss Attributable to Noncontrolling Interests	$171	$178

Net Income Attributable to AptarGroup, Inc.	$83,104	$54,764

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.26	$0.84
Diluted	$1.23	$0.82

Average Number of Shares Outstanding:
Basic	66,064	65,372
Diluted	67,432	66,735

Dividends per Common Share	$0.41	$0.38

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

Three Months Ended March 31,	2024	2023

Net Income	$82,933	$54,586
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(42,102)	25,624
Changes in derivative gains (losses), net of tax	2,908	(1,367)
Defined benefit pension plan, net of tax
Actuarial gain, net of tax	80	61
Amortization of prior service cost included in net income, net of tax	20	32
Amortization of net loss included in net income, net of tax	183	160
Total defined benefit pension plan, net of tax	283	253
Total other comprehensive (loss) income	(38,911)	24,510
Comprehensive Income	44,022	79,096
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	400	(665)
Comprehensive Income Attributable to AptarGroup, Inc.	$44,422	$78,431
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	March 31, 2024	December 31, 2023
Assets
Cash and equivalents	$199,834	$223,643
Short-term investments	1,223	—
Accounts and notes receivable, less current expected credit loss ("CECL") of $15,512 in 2024 and $16,217 in 2023	724,015	677,822
Inventories	496,840	513,053
Prepaid and other	138,097	134,761
Total Current Assets	1,560,009	1,549,279
Land	29,542	30,090
Buildings and improvements	751,174	748,897
Machinery and equipment	3,172,554	3,183,097
Property, Plant and Equipment, Gross	3,953,270	3,962,084
Less: Accumulated depreciation	(2,488,874)	(2,484,021)
Property, Plant and Equipment, Net	1,464,396	1,478,063
Investments in equity securities	48,911	49,203
Goodwill	953,255	963,418
Intangible assets, net	269,425	283,211
Operating lease right-of-use assets	59,211	59,074
Miscellaneous	81,879	69,642
Total Other Assets	1,412,681	1,424,548
Total Assets	$4,437,086	$4,451,890
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	March 31, 2024	December 31, 2023
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$164,042	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	271,317	376,426
Accounts payable, accrued and other liabilities	760,779	793,089
Total Current Liabilities	1,196,138	1,251,309
Long-Term Obligations, net of unamortized debt issuance costs	680,358	681,188
Deferred income taxes	17,007	19,016
Retirement and deferred compensation plans	64,156	62,795
Operating lease liabilities	43,599	45,267
Deferred and other non-current liabilities	72,895	71,017
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	197,657	198,095
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 72.0 million and 71.7 million shares issued as of March 31, 2024 and December 31, 2023, respectively	720	717
Capital in excess of par value	1,075,329	1,044,429
Retained earnings	2,165,858	2,109,816
Accumulated other comprehensive loss	(347,418)	(308,734)
Less: Treasury stock at cost, 5.8 million shares as of March 31, 2024 and December 31, 2023	(545,630)	(539,404)
Total AptarGroup, Inc. Stockholders’ Equity	2,348,859	2,306,824
Noncontrolling interests in subsidiaries	14,074	14,474
Total Stockholders’ Equity	2,362,933	2,321,298
Total Liabilities and Stockholders’ Equity	$4,437,086	$4,451,890
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
March 31, 2024 and 2023	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income (loss)	54,764	—	—	—	—	(178)	54,586
Foreign currency translation adjustments	(226)	25,007	—	—	—	843	25,624
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	253	—	—	—	—	253
Changes in derivative gains (losses), net of tax	—	(1,367)	—	—	—	—	(1,367)
Stock awards and option exercises	—	—	2	2,666	22,366	—	25,034
Cash dividends declared on common stock	(24,848)	—	—	—	—	—	(24,848)
Treasury stock purchased	—	—	—	(19,729)	—	—	(19,729)
Balance - March 31, 2023	$1,958,930	$(317,473)	$711	$(520,329)	$990,984	$14,934	$2,127,757

Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income (loss)	83,104	—	—	—	—	(171)	82,933
Foreign currency translation adjustments	2	(41,875)	—	—	—	(229)	(42,102)
Changes in unrecognized pension gains (losses) and related amortization, net of tax	—	283	—	—	—	—	283
Changes in derivative gains (losses), net of tax	—	2,908	—	—	—	—	2,908
Stock awards and option exercises	—	—	3	5,850	30,900	—	36,753
Cash dividends declared on common stock	(27,064)	—	—	—	—	—	(27,064)
Treasury stock purchased	—	—	—	(12,076)	—	—	(12,076)
Balance - March 31, 2024	$2,165,858	$(347,418)	$720	$(545,630)	$1,075,329	$14,074	$2,362,933
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Three Months Ended March 31,	2024	2023

Cash Flows from Operating Activities:
Net income	$82,933	$54,586
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	53,026	48,297
Amortization	11,323	10,962
Stock-based compensation	18,276	15,042
(Release) Provision for CECL	(568)	2,203
Loss (gain) on disposition of fixed assets	120	(302)
Net gain on remeasurement of equity securities	(592)	(188)
Deferred income taxes	(7,958)	(5,483)
Defined benefit plan expense	3,724	3,537
Equity in results of affiliates	221	131
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(56,527)	(7,845)
Inventories	7,266	(17,415)
Prepaid and other current assets	(2,720)	(20,578)
Accounts payable, accrued and other liabilities	4,712	24,639
Income taxes payable	(2,954)	(364)
Retirement and deferred compensation plan liabilities	(13,058)	(7,809)
Other changes, net	(4,891)	(1,109)
Net Cash Provided by Operations	92,333	98,304
Cash Flows from Investing Activities:
Capital expenditures	(75,661)	(77,825)
Proceeds from sale of property, plant and equipment	175	635
Purchase of short-term investments	(1,066)	—
Acquisition of businesses, net of cash acquired and release of escrow	—	(11,209)
Acquisition of intangible assets, net	—	(650)
Notes receivable, net	(20)	(132)
Net Cash Used by Investing Activities	(76,572)	(89,181)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	13,504	16,086
Repayments of notes payable and overdrafts	—	(7,473)
Proceeds and (repayments) of short term revolving credit facility, net	68,838	—
Proceeds from long-term obligations	26	210
Repayments of long-term obligations	(101,320)	(2,888)
Dividends paid	(27,064)	(24,848)
Proceeds from stock option exercises	22,340	13,809
Purchase of treasury stock	(12,076)	(19,729)
Net Cash Used by Financing Activities	(35,752)	(24,833)
Effect of Exchange Rate Changes on Cash	(3,818)	788
Net Decrease in Cash and Equivalents and Restricted Cash	(23,809)	(14,922)
Cash and Equivalents and Restricted Cash at Beginning of Period	223,643	142,732
Cash and Equivalents and Restricted Cash at End of Period	$199,834	$127,810

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition.

Three Months Ended March 31,	2024	2023

Cash and equivalents	$199,834	$126,810
Restricted cash included in prepaid and other	—	1,000
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$199,834	$127,810
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except per Share Amounts, or as Otherwise Indicated)
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of AptarGroup, Inc. and our subsidiaries. The terms “AptarGroup,” “Aptar,” “Company,” “we,” “us” or “our” as used herein refer to AptarGroup, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current period presentation.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements (the “Condensed Consolidated Financial Statements”) include all normal recurring adjustments necessary for a fair statement of consolidated financial position, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. The accompanying Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Also, certain financial position data included herein was derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 but does not include all disclosures required by U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations of any interim period are not necessarily indicative of the results that may be expected for the year.
ADOPTION OF RECENT ACCOUNTING STANDARDS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and could be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We adopted this guidance in the second quarter of 2023 and have transitioned away from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") in our revolving credit facility.
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

We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. As of March 31, 2024, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals. See Note 5 - Income Taxes for more information.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of March 31, 2024, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $41.2 million.
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

NOTE 2 – REVENUE
In prior years, our geographic revenue disclosure was based on shipped from location. Beginning in 2024, we have started to report our geographic sales based on shipped to locations to give the reader a better understanding of the geographies we serve. Revenue by segment and geography based on shipped to locations for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$212,175	$125,810	$12,622	$56,686	$407,293
Aptar Beauty	206,190	63,277	38,187	19,666	327,320
Aptar Closures	56,027	88,816	21,273	14,719	180,835
Total	$474,392	$277,903	$72,082	$91,071	$915,448

	For the Three Months Ended March 31, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$192,120	$115,312	$8,197	$40,417	$356,046
Aptar Beauty	209,352	58,988	36,565	21,484	326,389
Aptar Closures	57,327	84,768	20,366	15,171	177,632
Total	$458,799	$259,068	$65,128	$77,072	$860,067
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of December 31, 2023	Balance as of March 31, 2024	Increase/ (Decrease)
Contract asset (current)	$18,033	$16,562	$(1,471)
Contract liability (current)	60,507	62,880	2,373
Contract liability (long-term)	37,756	42,458	4,702
The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $33.1 million, including $25.6 million relating to contract liabilities at the beginning of the year. Current contract assets are included within the Prepaid and other and Miscellaneous assets, respectively, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of March 31, 2024 or December 31, 2023.
Service Sales
We also provide services to our customers. As with product sales, we recognize revenue based on completion of each performance obligation of the service contract. Milestone deliverables and upfront payments are tied to specific performance obligations and recognized upon satisfaction of the individual performance obligation.
Royalty Revenue
We determine the amount and timing of royalty revenue based on our contractual agreements with customers. We recognize royalty revenue when earned under the terms of the agreements and when we consider realization of payment to be probable.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	March 31, 2024	December 31, 2023
Raw materials	$138,096	$145,798
Work in process	182,190	176,191
Finished goods	176,554	191,064
Total	$496,840	$513,053

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 by reporting segment were as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2023	$508,447	$287,097	$167,874	$963,418
Foreign currency exchange effects	(7,739)	(1,857)	(567)	(10,163)
Balance as of March 31, 2024	$500,708	$285,240	$167,307	$953,255
The table below shows a summary of intangible assets as of March 31, 2024 and December 31, 2023.

		March 31, 2024			December 31, 2023
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	9.9	$7,239	$(1,882)	$5,357	$7,362	$(1,754)	$5,608
Acquired technology	11.2	140,840	(72,926)	67,914	142,837	(70,520)	72,317
Customer relationships	13.5	306,749	(129,631)	177,118	308,889	(124,648)	184,241
Trademarks and trade names	7.9	43,519	(34,532)	8,987	43,932	(33,368)	10,564
License agreements and other	32.3	16,935	(6,886)	10,049	17,213	(6,732)	10,481
Total intangible assets	13.4	$515,282	$(245,857)	$269,425	$520,233	$(237,022)	$283,211
Aggregate amortization expense for the intangible assets above for the three months ended March 31, 2024 and 2023 was $11,323 and $10,963, respectively.
As of March 31, 2024, future estimated amortization expense for the years ending December 31 is as follows:

2024	$31,287	(remaining estimated amortization for 2024)
2025	39,865
2026	37,545
2027	30,284
2028	21,166
Thereafter	109,278
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of March 31, 2024.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The Organization for Economic Co-operation and Development released Model Global Anti-Base Erosion rules under Pillar Two. Certain countries in which we operate have enacted laws implementing aspects of Pillar Two beginning in 2024. These enacted laws relate to the Pillar Two safe harbors, Income Inclusion Rule and Qualified Domestic Minimum Tax beginning 2024. We have analyzed the provisions in the applicable jurisdictions and provided for the appropriate tax amounts. We do not expect a material impact from the implementation of these rules for 2024 but we will continue to monitor future legislations for additional guidance.
The effective tax rate for the three months ended March 31, 2024 and 2023, respectively, was 20.5% and 25.5%. The effective tax rate for the three months ended March 31, 2024 reflects a favorable mix of earnings, increased tax benefits from share-based compensation and tax incentives in certain non-US jurisdictions from intellectual property development activities.

NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At March 31, 2024 and December 31, 2023, our notes payable, revolving credit facility and overdrafts consisted of the following:

	March 31, 2024	December 31, 2023
Revolving credit facility 6.33% to 6.43%	$149,500	$80,662
Overdrafts 2.11% to 3.71%	14,542	1,132
	$164,042	$81,794
Aptar has a revolving credit facility (the "revolving credit facility') with a syndicate of banks which matures in June 2026. The revolving credit facility is subject to a maximum of two one-year extensions in certain circumstances and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of March 31, 2024, $149.5 million was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2023, $36.5 million and €40.0 million ($44.2 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
Aptar has an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2024 or December 31, 2023.
Long-Term Obligations
On February 26, 2024, we repaid in full the $100 million 3.49% Senior Notes that were due in February 2024.
At March 31, 2024 and December 31, 2023, our long-term obligations consisted of the following:

	March 31, 2024	December 31, 2023
Notes payable 0.00% – 2.25%, due in monthly and annual installments through 2030	$14,207	$14,988
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	—	100,000
Senior unsecured notes 1.2%, due in 2024	215,820	220,810
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.8 million	399,180	399,154
Finance Lease Liabilities	26,115	26,478
Unamortized debt issuance costs	(3,647)	(3,816)
	$951,675	$1,057,614
Current maturities of long-term obligations	(271,317)	(376,426)
Total long-term obligations	$680,358	$681,188

The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$267,768
Year Two	131,503
Year Three	130,561
Year Four	74
Year Five	59
Thereafter	399,242
Covenants
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.39 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.75 to 1.00
________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and the private placement agreements.
NOTE 7 – LEASES
We lease certain warehouse, plant and office facilities, as well as certain equipment, under non-cancelable operating and finance leases expiring at various dates through the year 2042. Most of the operating leases contain renewal options and certain leases include options to purchase the related asset during or at the end of the lease term.
Amortization expense related to finance leases is included in depreciation expense, while rent expense related to operating leases is included within cost of sales and selling, research & development and administrative expenses.
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

Three Months Ended March 31,	2024	2023
Operating lease cost	$4,881	$5,414

Finance lease cost:
Amortization of right-of-use assets	$1,670	$911
Interest on lease liabilities	296	299
Total finance lease cost	$1,966	$1,210

Short-term lease and variable lease costs	$5,198	$4,912
Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,820	$5,395
Operating cash flows from finance leases	126	301
Financing cash flows from finance leases	1,199	830

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,397	$4,844
Finance leases	191	200

NOTE 8 – RETIREMENT AND DEFERRED COMPENSATION PLANS
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended March 31,	2024	2023	2024	2023
Service cost	$2,365	$2,409	$1,630	$1,470
Interest cost	2,232	2,158	875	903
Expected return on plan assets	(3,101)	(3,094)	(564)	(580)
Amortization of net loss	—	—	259	228
Amortization of prior service cost	—	—	28	43
Net periodic benefit cost	$1,496	$1,473	$2,228	$2,064
The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. There were no contributions to our domestic defined benefit plans during the three months ended March 31, 2024 and we do not expect significant payments during the rest of 2024. We contributed $0.4 million to our foreign defined benefit plans during the three months ended March 31, 2024 and do not expect additional significant contributions during the rest of 2024.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive income (loss) before reclassifications	25,007	61	(1,367)	23,701
Amounts reclassified from accumulated other comprehensive income	—	192	—	192
Net current-period other comprehensive income (loss)	25,007	253	(1,367)	23,893
Balance - March 31, 2023	$(303,733)	$(5,698)	$(8,042)	$(317,473)

Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive (loss) income before reclassifications	(41,875)	80	2,908	(38,887)
Amounts reclassified from accumulated other comprehensive income	—	203	—	203
Net current-period other comprehensive (loss) income	(41,875)	283	2,908	(38,684)
Balance - March 31, 2024	$(321,957)	$(11,608)	$(13,853)	$(347,418)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended March 31,	2024	2023

Defined Benefit Pension Plans
Amortization of net loss	$259	$228	(1)
Amortization of prior service cost	28	43	(1)
	287	271	Total before tax
	(84)	(79)	Tax impact
	$203	$192	Net of tax
Total reclassifications for the period	$203	$192
______________________________________________
(1)These accumulated other comprehensive income components are included in the computation of total net periodic benefit costs, net of tax. See Note 8 – Retirement and Deferred Compensation Plans for additional details.
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

On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of March 31, 2024, the fair value of the cross currency swap was a $18.3 million liability. The swap agreement will mature on September 15, 2029.
Other
As of March 31, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.4 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of March 31, 2024 had an aggregate notional contract amount of $68.8 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023

		March 31, 2024		December 31, 2023
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$306	$—	$386
		$—	$306	$—	$386

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$438	$—	$221
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	18,347	—	22,199	—
		$18,347	$438	$22,199	$221
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2024 and 2023

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2024	2023		2024	2023
Cross currency swap agreement:
Interest component	$—	$—	Interest expense	$—	$—	$(10,175)
Foreign exchange component	2,908	(1,367)	Miscellaneous, net	—	—	(859)
	$2,908	$(1,367)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2024 and 2023

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2024	2023
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(297)	$(860)
		$(297)	$(860)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2024
Derivative Assets	$306	—	$306	—	—	$306
Total Assets	$306	—	$306	—	—	$306

Derivative Liabilities	$18,785	—	$18,785	—	—	$18,785
Total Liabilities	$18,785	—	$18,785	—	—	$18,785

December 31, 2023
Derivative Assets	$386	—	$386	—	—	$386
Total Assets	$386	—	$386	—	—	$386

Derivative Liabilities	$22,420	—	$22,420	—	—	$22,420
Total Liabilities	$22,420	—	$22,420	—	—	$22,420

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,698	$1,698	$—	$—
Foreign exchange contracts (2)	306	—	306	—
Convertible notes	5,650	—	—	5,650
Total assets at fair value	$7,654	$1,698	$306	$5,650
Liabilities
Foreign exchange contracts (2)	$438	$—	$438	$—
Cross currency swap contract (2)	18,347	—	18,347	—
Total liabilities at fair value	$18,785	$—	$18,785	$—
As of December 31, 2023, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,106	$1,106	$—	$—
Foreign exchange contracts (2)	386	—	386	—
Convertible note	5,650	—	—	5,650
Total assets at fair value	$7,142	$1,106	$386	$5,650
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Cross currency swap contract (2)	22,199	—	22,199	—
Total liabilities at fair value	$22,420	$—	$22,420	$—
________________________________________________
(1)Investment in PureCycle Technologies ("PCT" or "PureCycle"). See Note 18 – Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $621.2 million as of March 31, 2024 and $620.7 million as of December 31, 2023.
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $13 million in principal and $5 million to $6 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of March 31, 2024.

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
During the three months ended March 31, 2024 and March 31, 2023, we repurchased approximately 86 thousand shares for $12.1 million and 171 thousand shares for $19.7 million, respectively. As of March 31, 2024, there was $48.6 million of authorized share repurchases remaining under the existing authorization.
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

Three Months Ended March 31,	2024	2023
Fair value per stock award	$145.79	$116.17
Grant date stock price	$141.00	$111.38
Assumptions:
Aptar's stock price expected volatility	18.80%	20.00%
Expected average volatility of peer companies	34.80%	39.70%
Correlation assumption	30.70%	33.30%
Risk-free interest rate	4.51%	3.83%
Dividend yield assumption	1.16%	1.36%
A summary of RSU activity as of March 31, 2024 and changes during the three month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	335,874	$115.15	514,383	$130.10
Granted	101,067	135.60	129,540	145.79
Vested	(144,668)	122.38	(642)	130.10
Forfeited	(1,466)	116.94	(2,294)	133.41
Nonvested at March 31, 2024	290,807	$118.43	640,987	$133.26

Three Months Ended March 31,	2024	2023
Compensation expense	$13,985	$12,071
Fair value of units vested	16,319	14,587
Intrinsic value of units vested	20,246	17,046
The actual tax benefit realized for the tax deduction from RSUs was approximately $4.9 million and $2.5 million in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $60.4 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.1 years.
Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted in 2023 with the exercise price equal to the market price on the date of grant based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.07 per share for all employees, during the first three months of 2024. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all other employees, respectively, during the first three months of 2023. Aptar executive officers received stock options with an exercise price that was 110% of the closing market price on the date of grant. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Three Months Ended March 31,	2024	2023
Dividend Yield	1.28%	1.41%
Expected Stock Price Volatility	17.03%	16.55%
Risk-free Interest Rate	4.51%	3.57%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the three months ended March 31, 2024 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2024	2,182,784	$80.63	19,000	$66.59
Granted	249,663	141.00	—	—
Exercised	(299,595)	70.69	(19,000)	66.59
Forfeited or expired	(4,716)	90.72	—	—
Outstanding at March 31, 2024	2,128,136	$89.09	—	$—
Exercisable at March 31, 2024	1,671,615	$77.98	—	$—
Weighted-Average Remaining Contractual Term (Years):
Outstanding at March 31, 2024	4.3		0.0
Exercisable at March 31, 2024	2.9		0.0
Aggregate Intrinsic Value:
Outstanding at March 31, 2024	$116,617		$—
Exercisable at March 31, 2024	$110,182		$—
Intrinsic Value of Options Exercised During the Three Months Ended:
March 31, 2024	$19,529		$1,394
March 31, 2023	$10,118		$218

Three Months Ended March 31,	2024	2023
Compensation expense (included in SG&A)	$3,852	$2,734
Compensation expense (included in Cost of sales)	439	237
Compensation expense, Total	$4,291	$2,971
Compensation expense, net of tax	3,744	2,971
Grant date fair value of options vested	2,299	—
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the three months ended March 31, 2024 and 2023 was approximately $22.3 million and $13.8 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $3.7 million and $2.5 million in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $7.3 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.3 years.
NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$83,104	$83,104	$54,764	$54,764

Average equivalent shares
Shares of common stock	66,064	66,064	65,372	65,372
Effect of dilutive stock-based compensation
Stock options	788	—	906	—
Restricted stock	580	—	457	—
Total average equivalent shares	67,432	66,064	66,735	65,372
Net income per share	$1.23	$1.26	$0.82	$0.84
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
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2023. We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, unallocated corporate expenses, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.

Financial information regarding our reporting segments is shown below:

Three Months Ended March 31,	2024	2023
Total Sales:
Aptar Pharma	$407,490	$356,111
Aptar Beauty	334,880	333,338
Aptar Closures	182,697	180,439
Total Sales	$925,067	$869,888
Less: Intersegment Sales:
Aptar Pharma	$197	$65
Aptar Beauty	7,560	6,949
Aptar Closures	1,862	2,807
Total Intersegment Sales	$9,619	$9,821
Net Sales:
Aptar Pharma	$407,293	$356,046
Aptar Beauty	327,320	326,389
Aptar Closures	180,835	177,632
Net Sales	$915,448	$860,067
Adjusted EBITDA (1):
Aptar Pharma	$132,178	$109,298
Aptar Beauty	41,134	37,205
Aptar Closures	27,161	26,008
Corporate & Other, unallocated	(21,641)	(18,836)
Acquisition-related costs (2)	—	(255)
Restructuring Initiatives (3)	(3,480)	(11,524)
Net unrealized investment gain (4)	592	188
Depreciation and amortization	(64,349)	(59,259)
Interest Expense	(10,175)	(10,228)
Interest Income	2,898	672
Income before Income Taxes	$104,318	$73,269
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

(3)Restructuring Initiatives includes expense items for the three months ended March 31, 2024 and 2023 as follows (see Note 19 – Restructuring Initiatives for further details):

Three Months Ended March 31,	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$3,497	$11,540
Prior year initiatives	(17)	(16)
Total Restructuring Initiatives	$3,480	$11,524

Restructuring Initiatives by Segment:
Aptar Pharma	$24	$1,131
Aptar Beauty	2,710	9,291
Aptar Closures	760	522
Corporate & Other	(14)	580
Total Restructuring Initiatives	$3,480	$11,524
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
NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	March 31, 2024	December 31, 2023
Equity Method Investments:
BTY	$32,429	$33,090
Sonmol	4,650	4,751
Desotec GmbH	901	905

Other Investments:
PureCycle	1,698	1,106
YAT	5,262	5,352
Loop	2,894	2,894
Others	1,077	1,105
	$48,911	$49,203

Equity Method Investments
Jinyu
On December 10, 2023, we entered into a Share Purchase Agreement to acquire 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd. (referred to as "Jinyu"), a leading manufacturer of dispensing technologies in China for approximately $84 million subject to final closing conditions. This transaction is expected to close in 2024, subject to satisfaction and completion of various closing conditions.
BTY
On January 1, 2020, we acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32.0 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. For the three months ended March 31, 2024 and March 31, 2023, Aptar had purchases of $2.3 million and $3.5 million, respectively, from BTY. As of March 31, 2024 and December 31, 2023, approximately $1.7 million and $1.8 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.
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
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
July 2023	248,859	$2,659	$1,968
August 2023	261,590	$2,945	$2,220
For the three months ended March 31, 2024 and 2023, we recorded the following net investment gain on our investment in PureCycle:

Three Months Ended March 31,	2024	2023
Net investment gain	$592	$188
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the three months ended March 31, 2024 and 2023 related to these investments.

NOTE 19 – RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three months ended March 31, 2024 and 2023, we recognized $3.5 million and $11.5 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of March 31, 2024 was $55.2 million.
As of March 31, 2024, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at 12/31/2023	Net Charges for the Three Months Ended 3/31/2024	Cash Paid	Interest and FX Impact	Ending Reserve at 3/31/2024
Employee severance	$27,078	$1,743	$(4,453)	$151	$24,519
Professional fees and other costs	2,810	1,754	(1,101)	(14)	3,449
Totals	$29,888	$3,497	$(5,554)	$137	$27,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

Three Months Ended March 31,	2024	2023
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	63.7	64.8
Selling, research & development and administrative	16.7	17.2
Depreciation and amortization	7.0	6.9
Restructuring initiatives	0.4	1.3
Operating income	12.2	9.8
Interest expense	(1.1)	(1.2)
Other expense	0.3	(0.1)
Income before income taxes	11.4	8.5
Net Income	9.1	6.3
Effective tax rate	20.5%	25.5%
Adjusted EBITDA margin (1)	19.5%	17.9%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under "Non-U.S. GAAP Measures."
NET SALES
Reported net sales for the first three months of 2024 increased 6% to $915.4 million compared to $860.1 million for the first three months of 2023. The average U.S. dollar exchange rate weakened compared to the euro and other major currencies in which we operate, resulting in a favorable currency translation impact of 1%. Our acquisitions of iD SCENT and Gulf Closures did not impact our consolidated results during the first three months of 2024. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 5% in the first three months of 2024 compared to the same period in 2023. Our 5% core sales increase was mainly due to improved volumes and product mix of approximately 6% while price adjustments represented a 1% decrease. All three segments contributed to the volume and mix growth during the first quarter of 2024, with our Aptar Pharma segment providing the majority of the increase.

Three Months Ended March 31, 2024 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	14%	—%	2%	6%
Currency Effects (1)	(1)%	(1)%	—%	(1)%
Acquisitions	—%	—%	(1)%	—%
Core Sales Growth	13%	(1)%	1%	5%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

Three Months Ended March 31,	2024	% of Total	2023	% of Total

Domestic	$277,903	30%	$259,068	30%
Europe	474,392	52%	458,799	53%
Latin America	72,082	8%	65,128	8%
Asia	91,071	10%	77,072	9%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.

COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
For the first three months of 2024, cost of sales as a percent of net sales decreased to 63.7% compared to 64.8% in the same period in 2023. This decrease is mainly due to an improved mix of our higher-margin Pharma products along with improved operational performance and cost management initiatives which reduced our overall expense. During the prior year, we also incurred additional expenses related to our injectables Enterprise Resource Planning ("ERP") system implementation which did not repeat during 2024.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Our selling, research & development and administrative expenses ("SG&A") increased by $4.9 million to $152.8 million in the first three months of 2024 compared to $147.9 million during the same period in 2023. Excluding changes in foreign currency rates, SG&A increased by approximately $4.0 million in the first three months of 2024 compared to the first three months of 2023. Incremental costs related to our acquisitions of iD SCENT and Gulf Closures were $0.4 million. Improvements from our cost management initiatives for the first three months of 2024 were more than offset by higher compensation costs, including accruals related to our current short-term incentive compensation arrangements and the timing of certain equity compensation programs expense recognition. SG&A as a percentage of net sales decreased to 16.7% in the first three months of 2024 compared to 17.2% in the same period in 2023.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization expenses increased by approximately $5.1 million to $64.3 million in the first three months of 2024 compared to $59.3 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $4.7 million in the first three months of 2024 compared to the same period a year ago. Incremental depreciation and amortization costs related to our acquisitions of iD SCENT and Gulf Closures were $0.3 million. This increase is due to higher internal capital investments made during the current and prior years. Depreciation and amortization as a percentage of net sales increased to 7.0% in the first three months of 2024 compared to 6.9% in the same period of the prior year.
RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three months ended March 31, 2024 and 2023, we recognized $3.5 million and $11.5 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of March 31, 2024 was $55.2 million.
Restructuring costs for the three months ended March 31, 2024 and 2023 were as follows:

Three Months Ended March 31,	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$3,497	$11,540
Prior year initiatives	(17)	(16)
Total Restructuring Initiatives	$3,480	$11,524

Restructuring Initiatives by Segment:
Aptar Pharma	$24	$1,131
Aptar Beauty	2,710	9,291
Aptar Closures	760	522
Corporate & Other	(14)	580
Total Restructuring Initiatives	$3,480	$11,524
OPERATING INCOME
For the first three months of 2024, operating income increased approximately $28.1 million to $112.1 million compared to $83.9 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $26.7 million in the first three months of 2024 compared to the same period a year ago as our strong Pharma segment growth and the lower restructuring initiative expenses mentioned above was partially offset by higher SG&A and depreciation and amortization costs. Operating income as a percentage of net sales increased to 12.2% in the first three months of 2024 compared to 9.8% for the same period in the prior year.

INTEREST EXPENSE
Interest expense decreased $0.1 million to $10.2 million in the first three months of 2024 compared to the same period in 2023. This reduction is mainly due to the repayment of part of our outstanding debt using cash generated from operations over the past year. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details.
NET OTHER INCOME (EXPENSE)
Net other income increased $2.9 million to $2.4 million of income for the three months ended March 31, 2024 from $0.4 million of expense in the same period of the prior year. Interest income increased by approximately $2.2 million due to cash flow generated from operations over the past year. The remaining increase is mainly due to a $0.4 million increase in the fair value of our PureCycle investment during the first quarter of 2024 compared to the prior year period. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended March 31, 2024 and 2023, respectively, was 20.5% and 25.5%. The lower reported effective tax rate for the three months ended March 31, 2024 reflects a favorable mix of earnings, increased tax benefits from share-based compensation and tax incentives in certain non-US Jurisdictions from intellectual property development activities.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $83.1 million and $54.8 million in the three months ended March 31, 2024 and 2023, respectively.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

Three Months Ended March 31,	2024	2023
Net Sales	$407,293	$356,046
Adjusted EBITDA (1)	132,178	109,298
Adjusted EBITDA margin (1)	32.5%	30.7%
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
Net sales for the first three months of 2024 increased by 14% to $407.3 million compared to $356.0 million in the first three months of 2023. Changes in currency rates positively impacted net sales by 1% during the first three months of 2024. Therefore, core sales increased by 13% in the first three months of 2024 compared to the same period in the prior year. Core sales to the prescription drug market increased 10% on continued strong demand for our allergic rhinitis, asthma, pain and emergency medicine systems. The 2% core sales growth in the consumer health care market was driven by higher demand for our nasal decongestant and saline rinse solutions. Core sales of our products to the injectables market improved by 54% primarily due to the prior year shutdown of operations for the implementation of our new ERP system. We also realized an increase in demand for our biologic and small molecule products which offsets the lower demand for our vaccine applications. Core sales of our active material science solutions increased 2% mainly on strong growth in our probiotics and oral solid dose applications. Digital health currently does not represent a significant percentage of the total Pharma sales.

Three Months Ended March 31, 2024 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	11%	4%	55%	2%	110%	14%
Currency Effects (1)	(1)%	(2)%	(1)%	—%	(2)%	(1)%
Core Sales Growth	10%	2%	54%	2%	108%	13%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2024 increased 21% to $132.2 million compared to $109.3 million in the same period of the prior year. This positive impact is mainly due to the strong core sales growth across all divisions as discussed above. During the prior year, we also incurred additional expenses related to our injectables ERP system implementation which did not repeat. Overall, our Adjusted EBITDA margin improved to 32.5% in the first three months of 2024 compared to 30.7% in the first three months of 2023.
APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

Three Months Ended March 31,	2024	2023
Net Sales	$327,320	$326,389
Adjusted EBITDA (1)	41,134	37,205
Adjusted EBITDA margin (1)	12.6%	11.4%
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
For the first three months of 2024, reported net sales of $327.3 million were slightly higher than the $326.4 million reported in the first three months of the prior year. Changes in currency rates positively impacted net sales by approximately 1% while our acquisition of iD SCENT did not have an impact on segment sales. Therefore, core sales decreased 1% in the first three months of 2024 compared to the same period in the prior year. While sales improved in North America, we realized softening demand in our other regions largely attributable to exceptionally strong demand in the prior year period, which sets a challenging benchmark for comparison. Core sales of our products to the beauty market during the first three months of 2024 were consistent with the first quarter of the prior year as higher sales of our facial skin care applications, especially in North America, more than compensated for softness in demand for our color cosmetic products. Sales of our products to the fragrance market also improved slightly over the prior year as we continued to see increasing demand in Europe and Latin America. Personal care core sales decreased 4% primarily due to lower sales of our sun care and personal cleansing applications. Core sales of our home care market products improved 2% on higher demand from our customers selling air care and automotive products.

Three Months Ended March 31, 2024 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	(3)%	1%	3%	—%
Currency Effects (1)	(1)%	(1)%	(1)%	(1)%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	(4)%	—%	2%	(1)%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the first three months of 2024 increased 11% to $41.1 million compared to $37.2 million reported in the same period in the prior year. This increase is mainly due to improved operational performance along with benefits realized from our cost management initiatives . Therefore, our Adjusted EBITDA margin improved from 11.4% in the first three months of 2023 to 12.6% during the first three months of 2024.

APTAR CLOSURES SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Aptar's food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

Three Months Ended March 31,	2024	2023
Net Sales	$180,835	$177,632
Adjusted EBITDA (1)	27,161	26,008
Adjusted EBITDA margin (1)	15.0%	14.6%
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
Net sales for the first three months of 2024 increased by 2% to $180.8 million compared to $177.6 million in the first three months of 2023. Changes in currency rates had no impact on net sales while our acquisition of Gulf Closures positively impacted net sales by 1%. Therefore, core sales increased by 1% in the first three months of 2024 compared to the same period in the prior year. Core sales to the food and personal care markets increased 3% and 2%, respectively, while core sales to the beverage market decreased 4% in the first three months of 2024 compared to the same period of the prior year. For the food market, we realized strong growth in our dry spices and food protection applications. The personal care market benefited from improving demand for our body and hair care products, mainly in North America. The beverage market experienced softness due to the timing of some of our customer's transition to our new tethered cap closures in compliance with European Union regulations.

Three Months Ended March 31, 2024 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	3%	1%	2%	(6)%	2%
Currency Effects (1)	—%	(1)%	—%	1%	—%
Acquisitions	—%	(4)%	—%	—%	(1)%
Core Sales Growth	3%	(4)%	2%	(5)%	1%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA in the first three months of 2024 increased 4% to $27.2 million compared to $26.0 million reported in the same period of the prior year. Our profitability was positively impacted by a continued focus on operational improvements and containing costs. This led to our Adjusted EBITDA margin improving from 14.6% in the first three months of 2023 to 15.0% during the first three months of 2024.
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
Corporate & Other Adjusted EBITDA in the first three months of 2024 increased to $21.6 million of expense compared to $18.8 million of expense reported in the same period of the prior year. This increase is mainly related to higher incentive compensation costs, including accruals related to our current short-term incentive compensation program and the timing of equity compensation expense recognition including substantive vesting conditions for retirement eligible employees.

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
In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Core sales, which excludes the impact of foreign currency translation is a non-U.S. GAAP financial measure. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.
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

	Three Months Ended
	March 31, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$915,448	$407,293	$327,320	$180,835	$—	$—

Reported net income	$82,933
Reported income taxes	21,385
Reported income before income taxes	104,318	103,352	17,196	12,870	(21,823)	(7,277)
Adjustments:
Restructuring initiatives	3,480	24	2,710	760	(14)
Net investment gain	(592)				(592)
Adjusted earnings before income taxes	107,206	103,376	19,906	13,630	(22,429)	(7,277)
Interest expense	10,175					10,175
Interest income	(2,898)					(2,898)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	114,483	103,376	19,906	13,630	(22,429)	—
Depreciation and amortization	64,349	28,802	21,228	13,531	788
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$178,832	$132,178	$41,134	$27,161	$(21,641)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.1%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.5%	32.5%	12.6%	15.0%

	Three Months Ended
	March 31, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$860,067	$356,046	$326,389	$177,632	$—	$—

Reported net income	$54,586
Reported income taxes	18,683
Reported income before income taxes	73,269	82,390	7,432	13,295	(20,292)	(9,556)
Adjustments:
Restructuring initiatives	11,524	1,131	9,291	522	580
Net investment gain	(188)				(188)
Transaction costs related to acquisitions	255	—	199	56	—
Adjusted earnings before income taxes	84,860	83,521	16,922	13,873	(19,900)	(9,556)
Interest expense	10,228					10,228
Interest income	(672)					(672)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	94,416	83,521	16,922	13,873	(19,900)	—
Depreciation and amortization	59,259	25,777	20,283	12,135	1,064
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$153,675	$109,298	$37,205	$26,008	$(18,836)	$—

Reported net income margin (Reported net income / Reported Net Sales)	6.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	17.9%	30.7%	11.4%	14.6%

Net Debt to Net Capital Reconciliation	March 31,	December 31,
	2024	2023

Notes payable, revolving credit facility and overdrafts	$164,042	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	271,317	376,426
Long-Term Obligations, net of unamortized debt issuance costs	680,358	681,188
Total Debt	1,115,717	1,139,408
Less:
Cash and equivalents	199,834	223,643
Net Debt	$914,660	$915,765

Total Stockholders' Equity	$2,362,933	$2,321,298
Net Debt	914,660	915,765
Net Capital	$3,277,593	$3,237,063

Net Debt to Net Capital	27.9%	28.3%

Free Cash Flow Reconciliation	March 31,	March 31,
	2024	2023

Net Cash Provided by Operations	$92,333	$98,304
Capital Expenditures	(75,661)	(77,825)
Free Cash Flow	$16,672	$20,479
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar has an additive effect. Conversely, a strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the first quarter of 2024, the U.S. dollar weakened compared to all European currencies except the Russian ruble and most Latin American currencies, while it showed strength against most Asian currencies. This resulted in an additive impact on our translated results during the first quarter of 2024 when compared to the first quarter of 2023.
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
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of March 31, 2024, our estimated stock option expense on a pre-tax basis for the year 2024 compared to 2023 is as follows:

	2024	2023
First Quarter	$18,276	$15,042
Second Quarter (estimated for 2024)	10,304	10,391
Third Quarter (estimated for 2024)	9,152	10,051
Fourth Quarter (estimated for 2024)	8,939	5,809
	$46,671	$41,293
LIQUIDITY AND CAPITAL RESOURCES
Given our current level of leverage and our ability to generate cash flow from operations, we believe we are in a strong financial position to meet our business requirements in the foreseeable future. We have historically used cash flow from operations, our revolving and other credit facilities, proceeds from stock options and debt, as needed, as our primary sources of liquidity. Our primary uses of cash are to invest in equipment and working capital for the continued growth of our business, including facilities that are necessary to support our growth, pay quarterly dividends to stockholders, to make acquisitions and repurchase shares of our common stock that will contribute to the achievement of our strategic objectives. Due to uncertain macroeconomic conditions, including rising interest rates and the inflationary environment, in the event that customer demand decreases significantly for a prolonged period of time and adversely impacts our cash flows from operations, we would have the ability to restrict and significantly reduce capital expenditure levels and share repurchases, as well as reevaluate our acquisition strategy. A prolonged and significant reduction in capital expenditure levels could increase future repairs and maintenance costs as well as have a negative impact on operating margins if we were unable to invest in new innovative products.
Cash and equivalents and restricted cash decreased to $199.8 million at March 31, 2024 from $223.6 million at December 31, 2023. Total short and long-term interest-bearing debt of $1.1 billion at March 31, 2024 was consistent with the $1.1 billion at December 31, 2023. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 27.9% at March 31, 2024 from 28.3% at December 31, 2023. See the reconciliation under "Non-U.S. GAAP Measures."
In the first three months of 2024, our operations provided approximately $92.3 million in net cash flow compared to $98.3 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.

We used $76.6 million in cash for investing activities during the first three months of 2024 compared to $89.2 million during the same period a year ago. Our investment in capital projects net of government grant proceeds decreased $2.2 million during the first three months of 2024 compared to the first three months of 2023.
Financing activities used $35.8 million in cash during the first three months of 2024 compared to $24.8 million in cash used by financing activities during the same period a year ago. During the first three months of 2024, we paid $27.1 million of dividends, received $22.3 million from stock option exercises and purchased $12.1 million of treasury stock.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of March 31, 2024.
Aptar has a revolving credit facility with a syndicate of banks which matures in June 2026. The revolving credit facility is subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of March 31, 2024, $149.5 million was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2023, $36.5 million and €40.0 million ($44.2 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
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
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at March 31, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.39 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.75 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.4 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which would generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.
On April 11, 2024, the Board of Directors declared a quarterly cash dividend of $0.41 per share payable on May 16, 2024 to stockholders of record as of April 25, 2024.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
We have reviewed the recently issued ASUs to the FASB’s Accounting Standards Codification that have future effective dates. Standards that have been adopted during 2024 are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Condensed Consolidated Financial Statements upon adoption.
OUTLOOK
In the second quarter, we anticipate demand for our proprietary drug delivery systems and elastomeric components for biologics to continue to grow, and we expect Pharma’s strong performance to continue throughout the year. We also expect demand to build for our consumer dispensing technologies in the second quarter as the destocking abates in North America. Additionally, both Beauty and Closures will continue to focus on improving operational performance and ongoing cost management, including optimizing our footprint. We are energized for 2024, which will be another dynamic year for us, as we continue to focus on accelerating growth and improving profitability.
We expect earnings per share for the second quarter of 2024, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.30 to $1.38 and this guidance is based on an effective tax rate range of 22% to 24%. Our 2024 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $280 million to $300 million.
FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, "are optimistic" and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
•geopolitical conflicts worldwide including the invasion of Ukraine by the Russian military and the recent tension in the Middle East and the resulting indirect impact on demand from our customers selling their products into these countries, as well as rising input costs and certain supply chain disruptions;
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
•volatility of global credit markets;
•our ability to identify potential new acquisitions and to successfully acquire and integrate such operations, including the successful integration of the product/service offerings of the acquired entities into our existing portfolio;
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
Although we believe that our forward-looking statements are based on reasonable assumptions, there can be no assurance that actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Please refer to Item 1A (Risk Factors) of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional risks and uncertainties that may cause our actual results or other events to differ materially from those expressed or implied in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A significant number of our operations are located outside of the United States. Because of this, movements in exchange rates may have a significant impact on the translation of the financial condition and results of operations of our subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Argentine peso, Mexican peso, Swiss franc and other Asian, European and Latin American currencies. A weakening U.S. dollar relative to foreign currencies has an additive translation effect on our financial statements. Conversely, a strengthening U.S. dollar has a dilutive effect. Additionally, in some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales may impact our results of operations.
The table below provides information as of March 31, 2024 about our forward currency exchange contracts. The majority of the contracts expire before the end of the second quarter of 2024.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$26,625	1.0880	19,759 - 26,625
EUR / BRL	10,462	5.4857	10,462 - 10,611
CZK / EUR	10,189	0.0398	6,882 - 10,189
MXN / USD	5,000	0.0580	3,000 - 5,000
EUR / THB	4,662	38.4185	4,662 - 4,806
USD / CNY	3,899	7.1453	3,899 - 6,649
EUR / MXN	2,373	18.6155	1,085 - 2,373
CHF / EUR	1,205	1.0561	1,205 - 4,369
USD / EUR	1,012	0.9189	1,012 - 3,798
THB / EUR	960	0.0264	960 - 989
EUR / GBP	631	0.8573	0 - 631
GBP / EUR	504	1.1650	354 - 582
USD / MXN	500	16.8656	0 - 500
CHF / USD	316	1.1423	0 - 324
EUR / CHF	225	0.9598	0 - 225
EUR / CZK	174	25.2453	0 - 174
GBP / USD	86	1.2624	0 - 86
Total	$68,823
As of March 31, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.3 million in prepaid and other and $0.4 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $18.3 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended March 31, 2024, we implemented ERP systems at two operating units. Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended March 31, 2024, the Plan purchased 10,820 shares of our common stock on behalf of the participants at an average price of $140.02, for an aggregate amount of $1.5 million, and sold 12,923 shares of our common stock on behalf of the participants at an average price of $137.25, for an aggregate amount of $1.8 million. At March 31, 2024, the Plan owned 111,843 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three months ended March 31, 2024, we repurchased approximately 86 thousand shares for $12.1 million. As of March 31, 2024, there was $48.6 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended March 31, 2024:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

1/1 - 1/31/24	—	$—	—	$60.7
2/1 - 2/29/24	38,300	139.48	38,300	55.3
3/1 - 3/31/24	47,300	142.35	47,300	48.6
Total	85,600	$141.07	85,600	$48.6

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1*	Form of Stock Option Agreement for Employees pursuant to AptarGroup, Inc. 2018 Equity Incentive Plan.**

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024, filed with the SEC on April 26, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three Months Ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three Months Ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Balance Sheets – March 31, 2024 and December 31, 2023, (v) the Condensed Consolidated Statements of Changes in Equity – Three Months Ended March 31, 2024 and 2023, (vi) the Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2024 and 2023 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: April 26, 2024