Form 10-Q
period 2024-06-30
APTARGROUP, INC.
filed 2024-07-26
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of July 22, 2024, was 66,388,414 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended June 30, 2024

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$910,063	$895,906	$1,825,511	$1,755,973
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	567,440	573,711	1,150,196	1,131,133
Selling, research & development and administrative	149,330	141,428	302,110	289,351
Depreciation and amortization	64,968	62,267	129,317	121,526
Restructuring initiatives	2,315	1,943	5,795	13,467
Total Operating Expenses	784,053	779,349	1,587,418	1,555,477
Operating Income	126,010	116,557	238,093	200,496

Other (Expense) Income:
Interest expense	(10,061)	(9,688)	(20,236)	(19,916)
Interest income	3,102	648	6,000	1,320
Net investment (loss) gain	(140)	2,891	452	3,079
Equity in results of affiliates	130	643	(91)	512
Miscellaneous expense, net	(795)	(173)	(1,654)	(1,344)
Total Other Expense	(7,764)	(5,679)	(15,529)	(16,349)

Income before Income Taxes	118,246	110,878	222,564	184,147

Provision for Income Taxes	27,788	27,831	49,173	46,514

Net Income	$90,458	$83,047	$173,391	$137,633

Net (Gain) Loss Attributable to Noncontrolling Interests	$(4)	$25	$167	$203

Net Income Attributable to AptarGroup, Inc.	$90,454	$83,072	$173,558	$137,836

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.36	$1.27	$2.62	$2.11
Diluted	$1.34	$1.24	$2.57	$2.07

Average Number of Shares Outstanding:
Basic	66,312	65,568	66,188	65,470
Diluted	67,575	66,855	67,509	66,748

Dividends per Common Share	$0.41	$0.38	$0.82	$0.76

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Income	$90,458	$83,047	$173,391	$137,633
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(24,009)	(1,749)	(66,111)	23,875
Changes in derivative gains (losses), net of tax	2,601	(3,764)	5,509	(5,131)
Defined benefit pension plan, net of tax
Actuarial gain, net of tax	22	7	102	68
Amortization of prior service cost included in net income, net of tax	20	33	40	65
Amortization of net loss included in net income, net of tax	181	162	364	322
Total defined benefit pension plan, net of tax	223	202	506	455
Total other comprehensive (loss) income	(21,185)	(5,311)	(60,096)	19,199
Comprehensive Income	69,273	77,736	113,295	156,832
Comprehensive Loss Attributable to Noncontrolling Interests	308	896	708	231
Comprehensive Income Attributable to AptarGroup, Inc.	$69,581	$78,632	$114,003	$157,063
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	June 30, 2024	December 31, 2023
Assets
Cash and equivalents	$221,492	$223,643
Short-term investments	2,399	—
Accounts and notes receivable, less current expected credit loss (“CECL”) of $13,711 in 2024 and $16,217 in 2023	737,764	677,822
Inventories	484,608	513,053
Prepaid and other	147,387	134,761
Total Current Assets	1,593,650	1,549,279
Land	29,194	30,090
Buildings and improvements	752,024	748,897
Machinery and equipment	3,158,933	3,183,097
Property, Plant and Equipment, Gross	3,940,151	3,962,084
Less: Accumulated depreciation	(2,473,875)	(2,484,021)
Property, Plant and Equipment, Net	1,466,276	1,478,063
Investments in equity securities	48,527	49,203
Goodwill	950,075	963,418
Intangible assets, net	258,330	283,211
Operating lease right-of-use assets	58,829	59,074
Miscellaneous	77,570	69,642
Total Other Assets	1,393,331	1,424,548
Total Assets	$4,453,257	$4,451,890
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	June 30, 2024	December 31, 2023
Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable, revolving credit facility and overdrafts	$136,320	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	269,399	376,426
Accounts payable, accrued and other liabilities	762,390	793,089
Total Current Liabilities	1,168,109	1,251,309
Long-Term Obligations, net of unamortized debt issuance costs	681,532	681,188
Deferred income taxes	14,752	19,016
Retirement and deferred compensation plans	66,323	62,795
Operating lease liabilities	43,336	45,267
Deferred and other non-current liabilities	68,990	71,017
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	193,401	198,095
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 72.1 million and 71.7 million shares issued as of June 30, 2024 and December 31, 2023, respectively	721	717
Capital in excess of par value	1,082,560	1,044,429
Retained earnings	2,229,377	2,109,816
Accumulated other comprehensive loss	(368,524)	(308,734)
Less: Treasury stock at cost, 5.8 million and 5.8 million shares as of June 30, 2024 and December 31, 2023	(547,685)	(539,404)
Total AptarGroup, Inc. Stockholders’ Equity	2,396,449	2,306,824
Noncontrolling interests in subsidiaries	13,766	14,474
Total Stockholders’ Equity	2,410,215	2,321,298
Total Liabilities and Stockholders’ Equity	$4,453,257	$4,451,890
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2024 and 2023	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - March 31, 2023	$1,958,930	$(317,473)	$711	$(520,329)	$990,984	$14,934	$2,127,757
Net income (loss)	83,072	—	—	—	—	(25)	83,047
Foreign currency translation adjustments	—	(878)	—	—	—	(871)	(1,749)
Changes in unrecognized pension gains and related amortization, net of tax	—	202	—	—	—	—	202
Changes in derivative losses, net of tax	—	(3,764)	—	—	—	—	(3,764)
Stock awards and option exercises	—	—	2	3,155	14,023	—	17,180
Cash dividends declared on common stock	(24,937)	—	—	—	—	—	(24,937)
Treasury stock purchased	—	—	—	(9,310)	—	—	(9,310)
Balance - June 30, 2023	$2,017,065	$(321,913)	$713	$(526,484)	$1,005,007	$14,038	$2,188,426

Balance - March 31, 2024	$2,165,858	$(347,418)	$720	$(545,630)	$1,075,329	$14,074	$2,362,933
Net income	90,454	—	—	—	—	4	90,458
Foreign currency translation adjustments	233	(23,930)	—	—	—	(312)	(24,009)
Changes in unrecognized pension gains and related amortization, net of tax	—	223	—	—	—	—	223
Changes in derivative gains, net of tax	—	2,601	—	—	—	—	2,601
Stock awards and option exercises	—	—	1	3,003	7,231	—	10,235
Cash dividends declared on common stock	(27,168)	—	—	—	—	—	(27,168)
Treasury stock purchased	—	—	—	(5,058)	—	—	(5,058)
Balance - June 30, 2024	$2,229,377	$(368,524)	$721	$(547,685)	$1,082,560	$13,766	$2,410,215

In thousands

Six Months Ended	AptarGroup, Inc. Stockholders’ Equity
June 30, 2024 and 2023	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income (loss)	137,836	—	—	—	—	(203)	137,633
Foreign currency translation adjustments	(226)	24,129	—	—	—	(28)	23,875
Changes in unrecognized pension gains and related amortization, net of tax	—	455	—	—	—	—	455
Changes in derivative losses, net of tax	—	(5,131)	—	—	—	—	(5,131)
Stock awards and option exercises	—	—	4	5,821	36,389	—	42,214
Cash dividends declared on common stock	(49,785)	—	—	—	—	—	(49,785)
Treasury stock purchased	—	—	—	(29,039)	—	—	(29,039)
Balance - June 30, 2023	$2,017,065	$(321,913)	$713	$(526,484)	$1,005,007	$14,038	$2,188,426

Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income (loss)	173,558	—	—	—	—	(167)	173,391
Foreign currency translation adjustments	235	(65,805)	—	—	—	(541)	(66,111)
Changes in unrecognized pension gains and related amortization, net of tax	—	506	—	—	—	—	506
Changes in derivative gains, net of tax	—	5,509	—	—	—	—	5,509
Stock awards and option exercises	—	—	4	8,853	38,131	—	46,988
Cash dividends declared on common stock	(54,232)	—	—	—	—	—	(54,232)
Treasury stock purchased	—	—	—	(17,134)	—	—	(17,134)
Balance - June 30, 2024	$2,229,377	$(368,524)	$721	$(547,685)	$1,082,560	$13,766	$2,410,215
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Six Months Ended June 30,	2024	2023

Cash Flows from Operating Activities:
Net income	$173,391	$137,633
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	107,643	99,432
Amortization	21,674	22,094
Stock-based compensation	27,553	25,433
(Release) provision for CECL	(1,997)	2,877
Loss (gain) on disposition of fixed assets	126	(2,945)
Net gain on remeasurement of equity securities	(452)	(3,079)
Deferred income taxes	(8,139)	(6,321)
Defined benefit plan expense	7,407	7,098
Equity in results of affiliates	91	(512)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(78,360)	(28,287)
Inventories	13,713	(18,569)
Prepaid and other current assets	(13,797)	(32,535)
Accounts payable, accrued and other liabilities	2,909	687
Income taxes payable	(1,248)	(12,869)
Retirement and deferred compensation plan liabilities	(10,167)	(2,812)
Other changes, net	(4,435)	(5,124)
Net Cash Provided by Operations	235,912	182,201
Cash Flows from Investing Activities:
Capital expenditures	(143,866)	(155,012)
Proceeds from sale of property, plant and equipment	1,020	3,542
Purchase of short-term investments	(2,242)	(21)
Acquisition of businesses, net of cash acquired and release of escrow	—	(10,910)
Acquisition of intangible assets, net	—	(1,300)
Notes receivable, net	102	92
Net Cash Used by Investing Activities	(144,986)	(163,609)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	14,178	19,063
Repayments of notes payable and overdrafts	(8,841)	(22,631)
Proceeds and (repayments) of short term revolving credit facility, net	49,338	61,053
Proceeds from long-term obligations	3,062	261
Repayments of long-term obligations	(103,177)	(16,338)
Payment of contingent consideration obligation	—	(22,750)
Dividends paid	(54,232)	(49,785)
Proceeds from stock option exercises	27,797	24,342
Purchase of treasury stock	(17,134)	(29,039)
Net Cash Used by Financing Activities	(89,009)	(35,824)
Effect of Exchange Rate Changes on Cash	(4,068)	(3,517)
Net Decrease in Cash and Equivalents and Restricted Cash	(2,151)	(20,749)
Cash and Equivalents and Restricted Cash at Beginning of Period	223,643	142,732
Cash and Equivalents and Restricted Cash at End of Period	$221,492	$121,983

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition.

Six Months Ended June 30,	2024	2023

Cash and equivalents	$221,492	$120,983
Restricted cash included in prepaid and other	—	1,000
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$221,492	$121,983
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
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments to this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both standards are effective upon issuance and could be adopted any time prior to December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. We adopted this guidance in the second quarter of 2023 and have transitioned away from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) in our revolving credit facility.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to income tax disclosure requirements. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and are required to be applied prospectively with the option of retrospective application. We are evaluating the impact of the standard on our income tax disclosures.
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

We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. As of June 30, 2024, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals. See Note 5 - Income Taxes for more information.
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
ASSETS HELD FOR SALE
Assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less costs to sell, and are not depreciated while they are held for sale. During the second quarter of 2023, we recorded $0.7 million as assets held for sale within prepaid and other on our Condensed Consolidated Balance Sheets related to three buildings located in France. During the third quarter of 2023, two of the three buildings were sold and we recognized a $0.8 million gain on sale. As of June 30, 2024, one building is still held for sale and expected to be sold by year end 2024.
SUPPLY CHAIN FINANCE PROGRAM
We facilitate a supply chain finance program (“SCF”) across Europe and the U.S. that is administered by a third-party platform. Eligible suppliers can elect to receive early payment of invoices, less an interest deduction, and negotiate their receivable sales arrangements through the third-party platform on behalf of the respective SCF bank. We are not a party to those agreements, and the terms of our payment obligations are not impacted by a supplier's participation in the SCF. Accordingly, we have concluded that this program continues to be a trade payable program and is not indicative of a borrowing arrangement. Under these agreements, the average payment terms range from 60 to 120 days and are based on industry standards and best practices within each of our regions.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of June 30, 2024, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $36.2 million.
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

NOTE 2 – REVENUE
In prior years, our geographic revenue disclosure was based on shipped from location. Beginning in 2024, we have started to report our geographic sales based on shipped to locations to give the reader a better understanding of the geographies we serve. Revenue by segment and geography based on shipped to locations for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$207,493	$138,734	$13,301	$55,005	$414,533
Aptar Beauty	190,740	66,618	42,207	21,922	321,487
Aptar Closures	51,894	84,468	22,283	15,398	174,043
Total	$450,127	$289,820	$77,791	$92,325	$910,063

	For the Three Months Ended June 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$208,062	$113,613	$15,669	$53,356	$390,700
Aptar Beauty	211,774	56,940	39,501	21,372	329,587
Aptar Closures	58,810	81,400	20,879	14,530	175,619
Total	$478,646	$251,953	$76,049	$89,258	$895,906

	For the Six Months Ended June 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$419,668	$264,544	$25,923	$111,691	$821,826
Aptar Beauty	396,930	129,895	80,394	41,588	648,807
Aptar Closures	107,921	173,284	43,556	30,117	354,878
Total	$924,519	$567,723	$149,873	$183,396	$1,825,511

	For the Six Months Ended June 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$400,182	$228,925	$23,866	$93,773	$746,746
Aptar Beauty	421,126	115,928	76,066	42,856	655,976
Aptar Closures	116,137	166,168	41,245	29,701	353,251
Total	$937,445	$511,021	$141,177	$166,330	$1,755,973
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of December 31, 2023	Balance as of June 30, 2024	Increase/ (Decrease)
Contract asset (current)	$18,033	$13,783	$(4,250)
Contract liability (current)	60,507	64,435	3,928
Contract liability (long-term)	37,756	42,102	4,346

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $60.3 million, including $35.9 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of June 30, 2024 or December 31, 2023.
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
Credit Risk
We are exposed to credit losses primarily through our product sales, tooling sales and services to our customers. We assess each customer’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the customer’s established credit rating, or our assessment of the customer’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risks, and business strategy in our evaluation. A credit limit is established for each customer based on the outcome of this review.
We monitor our ongoing credit exposure through active review of customer balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	June 30, 2024	December 31, 2023
Raw materials	$131,954	$145,798
Work in process	176,527	176,191
Finished goods	176,127	191,064
Total	$484,608	$513,053

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 by reporting segment were as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2023	$508,447	$287,097	$167,874	$963,418
Foreign currency exchange effects	(10,089)	(2,585)	(669)	(13,343)
Balance as of June 30, 2024	$498,358	$284,512	$167,205	$950,075

The table below shows a summary of intangible assets as of June 30, 2024 and December 31, 2023.

		June 30, 2024			December 31, 2023
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	10.0	$7,139	$(1,968)	$5,171	$7,362	$(1,754)	$5,608
Acquired technology	11.2	140,643	(75,255)	65,388	142,837	(70,520)	72,317
Customer relationships	13.6	305,349	(135,198)	170,151	308,889	(124,648)	184,241
Trademarks and trade names	8.0	43,078	(35,188)	7,890	43,932	(33,368)	10,564
License agreements and other	32.7	16,846	(7,116)	9,730	17,213	(6,732)	10,481
Total intangible assets	13.5	$513,055	$(254,725)	$258,330	$520,233	$(237,022)	$283,211
Aggregate amortization expense for the intangible assets above for the quarters ended June 30, 2024 and 2023 was $10,351 and $11,131, respectively. Aggregate amortization expense for the intangible assets above for the six months ended June 30, 2024 and 2023 was $21,674 and $22,094, respectively.
As of June 30, 2024, future estimated amortization expense for the years ending December 31 is as follows:

2024	$20,276	(remaining estimated amortization for 2024)
2025	39,880
2026	37,563
2027	30,410
2028	21,174
Thereafter	109,027
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of June 30, 2024.
NOTE 5 – INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items.
The Organization for Economic Co-operation and Development released Model Global Anti-Base Erosion rules under Pillar Two. Certain countries in which we operate have enacted laws implementing aspects of Pillar Two beginning in 2024. These enacted laws relate to the Pillar Two Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax with an effective date in 2024. We have analyzed the provisions in the applicable jurisdictions and provided for the appropriate tax amounts. We do not expect a material impact from the implementation of these rules for 2024 but we will continue to monitor future legislations for additional guidance.
The effective tax rate for the three months ended June 30, 2024 and 2023, respectively, was 23.5% and 25.1%. The effective tax rate for the three months ended June 30, 2024 reflects a favorable mix of earnings. The effective tax rate for the six months ended June 30, 2024 and 2023, respectively, was 22.1% and 25.3%. The effective tax rate for the six months ended June 30, 2024 reflects a favorable mix of earnings, increased tax benefits from share-based compensation and tax incentives in certain non-U.S. jurisdictions from intellectual property development activities.

NOTE 6 – DEBT
Notes Payable, Revolving Credit Facility and Overdrafts
At June 30, 2024 and December 31, 2023, our notes payable, revolving credit facility and overdrafts consisted of the following:

	June 30, 2024	December 31, 2023
Revolving credit facility 6.44%	$130,000	$80,662
Overdrafts 3.08% to 6.00%	6,320	1,132
	$136,320	$81,794
A of June 30, 2024, Aptar had a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which matured in June 2026. The revolving credit facility was subject to a maximum of two one-year extensions in certain circumstances and provided for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The revolving credit facility could be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions. As of June 30, 2024, $130 million was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2023, $36.5 million and €40.0 million ($44.2 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
On July 2, 2024, we entered into a new amended and restated multi-currency revolving credit facility (the “amended revolving credit facility”) with a syndicate of banks to replace the current revolving credit facility. The amended revolving credit facility matures in July 2029, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions.
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027 and enables drawings on the loan until September 30, 2024 and provides for unsecured financing of up to $330 million available in the U.S. Funds are expected to be used to refinance near-term maturities and for general corporate purposes.
There are no compensating balance requirements associated with our amended revolving credit facility. Each borrowing under the amended revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The amended revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the amended revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the amended revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio.
Aptar has an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2024 or December 31, 2023.
Long-Term Obligations
On February 26, 2024, we repaid in full the $100 million 3.49% Senior Notes that were due in February 2024.

At June 30, 2024 and December 31, 2023, our long-term obligations consisted of the following:

	June 30, 2024	December 31, 2023
Notes payable 0.10% – 2.25%, due in monthly and annual installments through 2030	$16,607	$14,988
Senior unsecured notes 3.4%, due in 2024	50,000	50,000
Senior unsecured notes 3.5%, due in 2024	—	100,000
Senior unsecured notes 1.2%, due in 2024	214,220	220,810
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.8 million	399,206	399,154
Finance Lease Liabilities	24,376	26,478
Unamortized debt issuance costs	(3,478)	(3,816)
	$950,931	$1,057,614
Current maturities of long-term obligations	(269,399)	(376,426)
Total long-term obligations	$681,532	$681,188
The €200 million ($214 million) senior unsecured notes were due on July 19, 2024, and have been repaid from a drawdown of our amended revolving credit facility.
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$266,123
Year Two	134,218
Year Three	130,330
Year Four	73
Year Five	42
Thereafter	399,247
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.29 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.97 to 1.00
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

The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$4,854	$5,277	$9,735	$10,691

Finance lease cost:
Amortization of right-of-use assets	$1,591	$867	$3,261	$1,778
Interest on lease liabilities	302	295	598	594
Total finance lease cost	$1,893	$1,162	$3,859	$2,372

Short-term lease and variable lease costs	$4,998	$5,197	$10,196	$10,109
Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,754	$10,640
Operating cash flows from finance leases	647	600
Financing cash flows from finance leases	1,821	1,649

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,059	$6,597
Finance leases	311	352
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended June 30,	2024	2023	2024	2023
Service cost	$2,366	$2,410	$1,603	$1,487
Interest cost	2,252	2,157	867	917
Expected return on plan assets	(3,130)	(3,095)	(558)	(589)
Amortization of net loss	—	—	257	229
Amortization of prior service cost	—	—	26	45
Net periodic benefit cost	$1,488	$1,472	$2,195	$2,089

	Domestic Plans		Foreign Plans
Six Months Ended June 30,	2024	2023	2024	2023
Service cost	$4,731	$4,819	$3,233	$2,957
Interest cost	4,484	4,315	1,742	1,820
Expected return on plan assets	(6,231)	(6,189)	(1,122)	(1,169)
Amortization of net loss	—	—	516	457
Amortization of prior service cost	—	—	54	88
Net periodic benefit cost	$2,984	$2,945	$4,423	$4,153
The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. There were no contributions to our domestic defined benefit plans during the six months ended June 30, 2024 and we do not expect significant payments during the rest of 2024. We contributed $0.7 million to our foreign defined benefit plans during the six months ended June 30, 2024 and do not expect additional significant contributions during the rest of 2024.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive income (loss) before reclassifications	24,129	68	(5,131)	19,066
Amounts reclassified from accumulated other comprehensive income	—	387	—	387
Net current-period other comprehensive income (loss)	24,129	455	(5,131)	19,453
Balance - June 30, 2023	$(304,611)	$(5,496)	$(11,806)	$(321,913)

Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive (loss) income before reclassifications	(65,805)	102	5,509	(60,194)
Amounts reclassified from accumulated other comprehensive income	—	404	—	404
Net current-period other comprehensive (loss) income	(65,805)	506	5,509	(59,790)
Balance - June 30, 2024	$(345,887)	$(11,385)	$(11,252)	$(368,524)
Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended June 30,	2024	2023

Defined Benefit Pension Plans
Amortization of net loss	$257	$229	(1)
Amortization of prior service cost	26	45	(1)
	283	274	Total before tax
	(82)	(79)	Tax impact
	$201	$195	Net of tax
Total reclassifications for the period	$201	$195

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Six Months Ended June 30,	2024	2023

Defined Benefit Pension Plans
Amortization of net loss	$516	$457	(1)
Amortization of prior service cost	54	88	(1)
	570	545	Total before tax
	(166)	(158)	Tax impact
	$404	$387	Net of tax
Total reclassifications for the period	$404	$387
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

On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of June 30, 2024, the fair value of the cross currency swap was a $14.9 million liability. The swap agreement will mature on September 15, 2029.
Other
As of June 30, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and other and $0.6 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of June 30, 2024 had an aggregate notional contract amount of $73.0 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023

		June 30, 2024		December 31, 2023
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$949	$—	$386
		$—	$949	$—	$386

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$646	$—	$221
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	14,901	—	22,199	—
		$14,901	$646	$22,199	$221
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2024 and 2023

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2024	2023		2024	2023
Cross currency swap agreement:
Interest component	$—	$—	Interest expense	$—	$—	$(10,061)
Foreign exchange component	2,601	3,763	Miscellaneous, net	—	—	(795)
	$2,601	$3,763		$—	$—

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2024 and 2023

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2024	2023		2024	2023
Cross currency swap agreement:
Interest component	$—	$—	Interest expense	$—	$—	$(20,236)
Foreign exchange component	5,509	(5,131)	Miscellaneous, net	—	—	(1,654)
	$5,509	$(5,131)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2024 and 2023

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2024	2023
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$437	$59
		$437	$59

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2024 and 2023

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2024	2023
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$140	$(800)
		$140	$(800)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2024
Derivative Assets	$949	—	$949	—	—	$949
Total Assets	$949	—	$949	—	—	$949

Derivative Liabilities	$15,547	—	$15,547	—	—	$15,547
Total Liabilities	$15,547	—	$15,547	—	—	$15,547

December 31, 2023
Derivative Assets	$386	—	$386	—	—	$386
Total Assets	$386	—	$386	—	—	$386

Derivative Liabilities	$22,420	—	$22,420	—	—	$22,420
Total Liabilities	$22,420	—	$22,420	—	—	$22,420

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of June 30, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,725	$1,725	$—	$—
Foreign exchange contracts (2)	949	—	949	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$8,324	$1,725	$949	$5,650
Liabilities
Foreign exchange contracts (2)	$646	$—	$646	$—
Cross currency swap contract (2)	14,901	—	14,901	—
Total liabilities at fair value	$15,547	$—	$15,547	$—

As of December 31, 2023, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,106	$1,106	$—	$—
Foreign exchange contracts (2)	386	—	386	—
Convertible note (3)	5,650	—	—	5,650
Total assets at fair value	$7,142	$1,106	$386	$5,650
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Cross currency swap contract (2)	22,199	—	22,199	—
Total liabilities at fair value	$22,420	$—	$22,420	$—
________________________________________________
(1)Investment in PureCycle Technologies (“PCT” or “PureCycle”). See Note 18 – Investment in Equity Securities for discussion of this investment.
(2)Market approach valuation technique based on observable market transactions of spot and forward rates.
(3)Investment in convertible notes in Enable Injections, Inc. and Siklus Refill Pte, Ltd. The investments are included within Miscellaneous assets in our Condensed Consolidated Balance Sheets.
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $614.5 million as of June 30, 2024 and $620.7 million as of December 31, 2023.
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of June 30, 2024 and December 31, 2023.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $13 million in principal and $5 million to $6 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of June 30, 2024.
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
During the three and six months ended June 30, 2024, we repurchased approximately 34 thousand shares for $5.1 million and 120 thousand shares for $17.1 million, respectively. During the three and six months ended June 30, 2023, we repurchased approximately 81 thousand shares for $9.3 million and 252 thousand shares for $29.0 million, respectively. As of June 30, 2024, there was $43.5 million of authorized share repurchases remaining under the existing authorization.

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
For awards granted in the first quarter of 2023 and thereafter, our performance-based RSUs will vest solely based on our return on invested capital (“ROIC”). Award share payouts depend on the extent to which the ROIC performance goal has been achieved, but the final payout is adjusted by a total shareholder return (“TSR”) modifier.
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

Six Months Ended June 30,	2024	2023
Fair value per stock award	$145.79	$116.17
Grant date stock price	$141.00	$111.38
Assumptions:
Aptar's stock price expected volatility	18.80%	20.00%
Expected average volatility of peer companies	34.80%	39.70%
Correlation assumption	30.70%	33.30%
Risk-free interest rate	4.51%	3.83%
Dividend yield assumption	1.16%	1.36%
A summary of RSU activity as of June 30, 2024 and changes during the six month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	335,874	$115.15	514,383	$130.10
Granted	117,660	136.61	129,614	145.79
Vested	(173,168)	119.27	(97,794)	162.33
Forfeited	(2,352)	117.67	(26,886)	146.76
Nonvested at June 30, 2024	278,014	$121.51	519,317	$127.13
Included in the time-based RSU activity for the six months ended June 30, 2024 are 10,208 units granted to non-employee directors and 11,508 units vested related to non-employee directors.

Six Months Ended June 30,	2024	2023
Compensation expense	$21,966	$22,008
Fair value of units vested	34,991	27,178
Intrinsic value of units vested	38,040	31,809
The actual tax benefit realized for the tax deduction from RSUs was approximately $7.1 million and $5.4 million in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $53.3 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 2.0 years.

Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.07 per share for all employees during the first six months of 2024. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all other employees, respectively, during the first six months of 2023. Aptar executive officers received stock options with an exercise price that was 110% of the closing market price on the date of grant. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Six Months Ended June 30,	2024	2023
Dividend Yield	1.28%	1.41%
Expected Stock Price Volatility	17.03%	16.55%
Risk-free Interest Rate	4.51%	3.57%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the six months ended June 30, 2024 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2024	2,182,784	$80.63	19,000	$66.59
Granted	249,805	141.00	—	—
Exercised	(377,602)	70.66	(19,000)	66.59
Forfeited or expired	(5,185)	93.42	—	—
Outstanding at June 30, 2024	2,049,802	$89.80	—	$—
Exercisable at June 30, 2024	1,593,918	$78.35	—	$—
Weighted-Average Remaining Contractual Term (Years):
Outstanding at June 30, 2024	4.2		0.0
Exercisable at June 30, 2024	2.7		0.0
Aggregate Intrinsic Value:
Outstanding at June 30, 2024	$110,862		$—
Exercisable at June 30, 2024	$104,452		$—
Intrinsic Value of Options Exercised During the Six Months Ended:
June 30, 2024	$25,454		$1,394
June 30, 2023	$16,886		$854

Six Months Ended June 30,	2024	2023
Compensation expense (included in SG&A)	$4,376	$3,147
Compensation expense (included in Cost of sales)	492	278
Compensation expense, Total	$4,868	$3,425
Compensation expense, net of tax	5,272	3,425
Grant date fair value of options vested	2,306	—
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the six months ended June 30, 2024 and 2023 was approximately $27.8 million and $24.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $6.2 million and $4.3 million in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $6.0 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30, 2024		June 30, 2023
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$90,454	$90,454	$83,072	$83,072

Average equivalent shares
Shares of common stock	66,312	66,312	65,568	65,568
Effect of dilutive stock-based compensation
Stock options	774	—	871	—
Restricted stock	489	—	416	—
Total average equivalent shares	67,575	66,312	66,855	65,568
Net income per share	$1.34	$1.36	$1.24	$1.27

	Six Months Ended
	June 30, 2024		June 30, 2023
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$173,558	$173,558	$137,836	$137,836

Average equivalent shares
Shares of common stock	66,188	66,188	65,470	65,470
Effect of dilutive stock-based compensation
Stock options	783	—	889	—
Restricted stock	538	—	389	—
Total average equivalent shares	67,509	66,188	66,748	65,470
Net income per share	$2.57	$2.62	$2.07	$2.11
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
The accounting policies of the segments are the same as those described in Part II, Item 8, Note 1 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2023. We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.

Financial information regarding our reporting segments is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Sales:
Aptar Pharma	$414,783	$391,010	$822,273	$747,121
Aptar Beauty	328,700	338,404	663,580	671,742
Aptar Closures	176,981	177,471	359,678	357,910
Total Sales	$920,464	$906,885	$1,845,531	$1,776,773
Less: Intersegment Sales:
Aptar Pharma	$250	$310	$447	$375
Aptar Beauty	7,213	8,817	14,773	15,766
Aptar Closures	2,938	1,852	4,800	4,659
Total Intersegment Sales	$10,401	$10,979	$20,020	$20,800
Net Sales:
Aptar Pharma	$414,533	$390,700	$821,826	$746,746
Aptar Beauty	321,487	329,587	648,807	655,976
Aptar Closures	174,043	175,619	354,878	353,251
Net Sales	$910,063	$895,906	$1,825,511	$1,755,973
Adjusted EBITDA (1):
Aptar Pharma	$141,488	$125,866	$273,666	$235,164
Aptar Beauty	44,638	43,100	85,772	80,305
Aptar Closures	27,118	27,772	54,279	53,780
Corporate & Other, unallocated	(20,476)	(15,501)	(42,117)	(34,337)
Acquisition-related costs (2)	(140)	—	(140)	(255)
Restructuring Initiatives (3)	(2,315)	(1,943)	(5,795)	(13,467)
Net unrealized investment (loss) gain (4)	(140)	2,891	452	3,079
Depreciation and amortization	(64,968)	(62,267)	(129,317)	(121,526)
Interest Expense	(10,061)	(9,688)	(20,236)	(19,916)
Interest Income	3,102	648	6,000	1,320
Income before Income Taxes	$118,246	$110,878	$222,564	$184,147
________________________________________________
(1)We evaluate performance of our reporting segments and allocate resources based upon Adjusted EBITDA. Adjusted EBITDA is defined as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items.
(2)Acquisition-related costs include transaction costs (and purchase accounting adjustments related to acquisitions and investments) (see Note 17 - Acquisitions and Note 18 – Investments in Equity Securities for further details).

(3)Restructuring Initiatives includes expense items for the three and six months ended June 30, 2024 and 2023 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$2,315	$1,943	$5,812	$13,483
Prior year initiatives	—	—	(17)	(16)
Total Restructuring Initiatives	$2,315	$1,943	$5,795	$13,467

Restructuring Initiatives by Segment:
Aptar Pharma	$65	$434	$89	$1,565
Aptar Beauty	1,199	479	3,909	9,770
Aptar Closures	893	440	1,653	962
Corporate & Other	158	590	144	1,170
Total Restructuring Initiatives	$2,315	$1,943	$5,795	$13,467
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
Also on March 1, 2023, we completed the acquisition of 80% of the equity interest of Gulf Closures W.L.L. (“Gulf Closures”). Gulf Closures, located in Bahrain, is a closure manufacturer for beverage products. The purchase price for 80% ownership was approximately $1.5 million (net of $1.2 million cash acquired) and was funded with cash on hand. This values the full company equity at approximately $3.3 million and implies a non-controlling interest valued at approximately $0.7 million as of the acquisition date. The results of Gulf Closures have been included in the consolidated financial statements within our Aptar Closures segment since the date of acquisition.
NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	June 30, 2024	December 31, 2023
Equity Method Investments:
BTY	$32,124	$33,090
Sonmol	4,546	4,751
Desotec GmbH	940	905

Other Investments:
PureCycle	1,725	1,106
YAT	5,229	5,352
Loop	2,894	2,894
Others	1,069	1,105
	$48,527	$49,203

Equity Method Investments
Jinyu
On December 10, 2023, we entered into a Share Purchase Agreement to acquire 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd. (referred to as “Jinyu”), a leading manufacturer of dispensing technologies in China for approximately $84 million subject to final closing conditions. This transaction is expected to close in 2024, subject to satisfaction and completion of various closing conditions.
BTY
On January 1, 2020, we acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32.0 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. For the six months ended June 30, 2024 and June 30, 2023, Aptar had purchases of $5.8 million and $7.6 million, respectively, from BTY. As of June 30, 2024 and December 31, 2023, approximately $2.4 million and $1.8 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.
Sonmol
On April 1, 2020, we invested $5.0 million to acquire 30% of the equity interests in Healthcare, Inc., Shanghai Sonmol Internet Technology Co., Ltd. and its subsidiary, Shanghai Sonmol Medical Equipment Co., Ltd. (collectively referred to as “Sonmol”). Sonmol is a leading Chinese pharmaceutical company that provides consumer electric devices and connected devices for asthma control.
Desotec GmbH
During 2009, we invested €574 thousand to acquire 23% of the equity interests in Desotec GmbH, a leading manufacturer of specialty assembly machines for bulk processing for the pharmaceutical, beauty and closures markets.
Other Investments
In prior years, we invested, through a series of transactions, an aggregate amount of $2.9 million in preferred equity investments in Loop, a sustainability company.
In prior years, we also invested, through a series of transactions, $3.0 million in PureCycle and received $0.7 million of equity in exchange for our resource dedication for technological partnership and support. In March 2021, PureCycle became a publicly-traded company and listed its common stock on Nasdaq under the ticker symbol “PCT,” At that time, our investment in PureCycle was converted into shares of common stock of PCT resulting in less than a 1% ownership interest. This investment is now recorded at fair value based on observable market prices for identical assets and the change in fair value is recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
2021	191,349	$2,434	$2,000
2022	157,600	$1,599	$1,213
Q3 2023	510,449	$5,604	$4,188
On April 26, 2024, we received $0.2 million of equity in exchange for our resource dedication for technological partnership and support. For the three and six months ended June 30, 2024 and 2023, we recorded the following net investment gain on our investment in PureCycle:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net investment gain	$(140)	$2,891	$452	$3,079
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.

There were no indications of impairment noted in the six months ended June 30, 2024 and 2023 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2024, we recognized $2.3 million and $5.8 million of restructuring costs related to this initiative, respectively. For the three and six months ended June 30, 2023, we recognized $1.9 million and $13.5 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of June 30, 2024 was $57.5 million.
As of June 30, 2024, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at December 31, 2023	Net Charges for the Six Months Ended June 30, 2024	Cash Paid	Interest and FX Impact	Ending Reserve at June 30, 2024
Employee severance	$27,078	$2,890	$(9,179)	$(311)	$20,478
Professional fees and other costs	2,810	2,922	(2,403)	(15)	3,314
Totals	$29,888	$5,812	$(11,582)	$(326)	$23,792

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	62.4	64.0	63.0	64.4
Selling, research & development and administrative	16.4	15.8	16.6	16.5
Depreciation and amortization	7.1	7.0	7.1	6.9
Restructuring initiatives	0.3	0.2	0.3	0.8
Operating income	13.8	13.0	13.0	11.4
Interest expense	(1.1)	(1.1)	(1.1)	(1.1)
Other expense	0.3	0.5	0.3	0.2
Income before income taxes	13.0	12.4	12.2	10.5
Net Income	9.9	9.3	9.5	7.8
Effective tax rate	23.5%	25.1%	22.1%	25.3%
Adjusted EBITDA margin (1)	21.2%	20.2%	20.4%	19.1%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
We reported net sales of $910.1 million for the quarter ended June 30, 2024, which represents a 2% increase compared to $895.9 million reported during the second quarter of 2023. The U.S. dollar strengthened compared to the euro and other major currencies in which we operate, resulting in a negative currency translation impact of 1%. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, increased by 3% in the second quarter of 2024 compared to the same period in 2023. Our 3% core sales increase was due to strong volume growth, especially for products in our prescription, consumer healthcare and personal care applications, which more than compensated for lower tooling sales and some pricing adjustments.

Second Quarter 2024 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	6%	(2)%	(1)%	2%
Currency Effects (1)	1%	1%	1%	1%
Core Sales Growth	7%	(1)%	—%	3%
Reported net sales for the first six months of 2024 increased 4% to $1.83 billion compared to $1.76 billion for the first six months of 2023. Changes in foreign currency exchange rates and our acquisitions of iD SCENT and Gulf Closures did not have a significant impact on our consolidated results during the first six months of 2024. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 4% in the first six months of 2024 compared to the same period in 2023. Our 4% core sales was again due to strong volume growth for products in our prescription and consumer healthcare divisions along with increases in injectable applications, which more than compensated for some price adjustments and pass-throughs of lower input costs.

Six Months Ended June 30, 2024 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	10%	(1)%	—%	4%
Currency Effects (1)	—%	—%	—%	—%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	10%	(1)%	—%	4%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.

The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total

Domestic	$289,820	32%	$251,953	28%	$567,723	31%	$511,021	29%
Europe	450,127	49%	478,646	53%	924,519	51%	937,445	53%
Latin America	77,791	9%	76,049	9%	149,873	8%	141,177	8%
Asia	92,325	10%	89,258	10%	183,396	10%	166,330	10%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales decreased to 62.4% in the second quarter of 2024 compared to 64.0% in the second quarter of 2023. Our COS percentage was positively impacted by an improved mix of our higher-margin Pharma product sales compared to the same period in 2023. We also benefited from improved operational performance and cost management initiatives.
For the first six months of 2024, cost of sales as a percent of net sales decreased to 63.0% compared to 64.4% in the same period in 2023. This decrease is mainly due to an improved mix of our higher value Pharma products along with improved operational performance and cost management initiatives as discussed above. During the prior year period, we also incurred approximately $2 million of incremental costs related to our injectables Enterprise Resource Planning (“ERP”) system implementation which did not repeat during 2024.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $7.9 million to $149.3 million in the second quarter of 2024 compared to $141.4 million during the same period in 2023. Excluding changes in foreign currency rates, SG&A increased by approximately $9.2 million in the quarter. Improvements from our cost management initiatives were more than offset by higher compensation costs, including accruals related to our current short-term incentive compensation arrangements and the timing of certain equity compensation programs expense recognition. We also incurred approximately $3.4 million of costs to evaluate potential acquisition targets during the second quarter of 2024. SG&A as a percentage of net sales increased to 16.4% in the second quarter of 2024 compared to 15.8% in the same period in 2023.
Our selling, research & development and administrative expenses (“SG&A”) increased by $12.8 million to $302.1 million in the first six months of 2024 compared to $289.4 million during the same period in 2023. Excluding changes in foreign currency rates, SG&A increased by approximately $13.1 million in the first six months of 2024 compared to the first six months of 2023. Incremental costs related to our acquisitions of iD SCENT and Gulf Closures were $0.4 million. As discussed above, improvements from our cost management initiatives for the first six months of 2024 were more than offset by higher compensation costs, including accruals related to our current short-term incentive compensation arrangements and the timing of certain equity compensation programs expense recognition along with the potential acquisition costs mentioned above. SG&A as a percentage of net sales increased to 16.6% in the first six months of 2024 compared to 16.5% in the same period in 2023.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $2.7 million to $65.0 million in the second quarter of 2024 compared to $62.3 million during the same period in 2023. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $3.3 million in the second quarter compared to the second quarter of 2023. The majority of this increase relates to higher capital spending during the prior years to support our growth strategy, including new manufacturing facilities commencing production during the last year. Depreciation and amortization as a percentage of net sales increased to 7.1% in the second quarter of 2024 compared to 7.0% in the same period of the prior year.
Depreciation and amortization expenses increased by approximately $7.8 million to $129.3 million in the first six months of 2024 compared to $121.5 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $7.9 million in the first six months of 2024 compared to the same period a year ago. Incremental depreciation and amortization costs related to our acquisitions of iD SCENT and Gulf Closures were $0.3 million. As discussed above, this increase is due to higher internal capital investments made during the prior years. Depreciation and amortization as a percentage of net sales increased to 7.1% in the first six months of 2024 compared to 6.9% in the same period of the prior year.

RESTRUCTURING INITIATIVES
During the third quarter of 2022, we began an initiative to better leverage our fixed cost base through growth and cost reduction measures. For the three and six months ended June 30, 2024, we recognized $2.3 million and $5.8 million of restructuring costs related to this initiative, respectively. For the three and six months ended June 30, 2023, we recognized $1.9 million and $13.5 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of June 30, 2024 was $57.5 million.
Restructuring costs for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$2,315	$1,943	$5,812	$13,483
Prior year initiatives	—	—	(17)	(16)
Total Restructuring Initiatives	$2,315	$1,943	$5,795	$13,467

Restructuring Initiatives by Segment:
Aptar Pharma	$65	$434	$89	$1,565
Aptar Beauty	1,199	479	3,909	9,770
Aptar Closures	893	440	1,653	962
Corporate & Other	158	590	144	1,170
Total Restructuring Initiatives	$2,315	$1,943	$5,795	$13,467
OPERATING INCOME
Operating income increased approximately $9.5 million to $126.0 million in the second quarter of 2024 compared to $116.6 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $10.7 million in the quarter compared to the same period a year ago mainly due to the higher operating income as a result of strong sales growth in our Pharma segment along with improved operational performance and cost management initiatives. Operating income as a percentage of net sales increased to 13.8% in the second quarter of 2024 compared to 13.0% in the prior year period.
For the first six months of 2024, operating income increased approximately $37.6 million to $238.1 million compared to $200.5 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $37.4 million in the first six months of 2024 compared to the same period a year ago as income from our strong Pharma segment growth and improved operational performance and cost management initiatives drove the increase. Operating income as a percentage of net sales increased to 13.0% in the first six months of 2024 compared to 11.4% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $0.4 million to $10.1 million in the second quarter of 2024 compared to $9.7 million for the same period of the prior year. This increase is mainly due to higher rates on existing short term variable rate borrowings. In February 2024, we repaid $100 million private placement at 3.49% with revolving credit borrowings at 6.4%.
Interest expense increased $0.3 million to $20.2 million in the first six months of 2024 compared to the same period in 2023. As discussed above, this increase is mainly related to higher rates on existing short term variable rate borrowings. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details.
NET OTHER INCOME (EXPENSE)
Net other income decreased $1.7 million to $2.3 million of income in the second quarter of 2024 from $4.0 million of income in the same period of the prior year. Interest income increased by $2.5 million but was offset by lower gains on our Purecycle investment of $3.0 million. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income.
Net other income increased $1.1 million to $4.7 million of income for the six months ended June 30, 2024 from $3.6 million of income in the same period of the prior year. Interest income increased by approximately $4.7 million due to increased cash flow generated from operations and higher interest earned on cash deposits over the past year, which more than compensated for the change in the fair value of our PureCycle investment which resulted in $2.6 million less income during the first half of 2024 compared to the prior year period.

PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full-year taxes, adjusted for the impact of discrete quarterly items. The effective tax rate for the three months ended June 30, 2024 and 2023, respectively, was 23.5% and 25.1%. The effective tax rate for the three months ended June 30, 2024 reflects a favorable mix of earnings. The effective tax rate for the six months ended June 30, 2024 and 2023, respectively, was 22.1% and 25.3%. The effective tax rate for the six months ended June 30, 2024 reflects a favorable mix of earnings, increased tax benefits from share-based compensation and tax incentives in certain non-U.S. jurisdictions from intellectual property development activities.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $90.5 million and $173.6 million in the three and six months ended June 30, 2024, respectively, compared to $83.1 million and $137.8 million for the same periods in the prior year.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$414,533	$390,700	$821,826	$746,746
Adjusted EBITDA (1)	141,488	125,866	273,666	235,164
Adjusted EBITDA margin (1)	34.1%	32.2%	33.3%	31.5%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Net sales for the Aptar Pharma segment increased 6% in the second quarter of 2024 to $414.5 million compared to $390.7 million in the second quarter of 2023. Changes in currencies negatively affected net sales by 1%. Therefore, core sales increased by 7% in the second quarter of 2024 compared to the second quarter of 2023. The majority of the sales growth is due to higher volumes in our prescription drug and consumer health care divisions. Core sales of our products to the prescription drug market increased 16% on strong demand for our products used on allergic rhinitis and central nervous system applications along with higher customer royalties. The 6% core sales growth in the consumer health care market was driven by higher demand for our eye care and nasal decongestant solutions. Sales of our products to the injectables market decreased 10% due to challenging comparisons of higher sales in the second quarter of 2023 as operations came back online after a shutdown for the implementation of our new ERP system, which did not repeat during the same period in 2024. Active material science solutions increased 7% mainly on strong growth in our probiotics and oral solid dose applications after a period of destocking due to COVID. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Second Quarter 2024 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	15%	5%	(11)%	7%	3%	6%
Currency Effects (1)	1%	1%	1%	—%	1%	1%
Core Sales Growth	16%	6%	(10)%	7%	4%	7%
Net sales for the first six months of 2024 increased by 10% to $821.8 million compared to $746.7 million in the first six months of 2023. Changes in currency rates did not impact net sales during the first six months of 2024. Therefore, core sales increased by 10% in the first six months of 2024 compared to the same period in the prior year. Core sales to the prescription drug market increased 13% on continued strong demand for our allergic rhinitis, central nervous system, pain and emergency medicine systems and higher customer royalties. The 4% core sales growth in the consumer health care market was driven by higher demand for our eye care, nasal decongestant and saline rinse solutions. Core sales of our products to the injectables market improved by 14% primarily due to the prior year shutdown of operations for the implementation of our new ERP system. Core sales of our active material science solutions increased 4% mainly on growth in our probiotics and oral solid dose applications. Digital health currently does not represent a significant percentage of the total Pharma sales.

Six Months Ended June 30, 2024 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	13%	4%	14%	4%	33%	10%
Currency Effects (1)	—%	—%	—%	—%	1%	—%
Core Sales Growth	13%	4%	14%	4%	34%	10%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2024 increased 12% to $141.5 million compared to $125.9 million in the same period of the prior year. Earnings derived from the increase in prescription and consumer health care product sales growth more than compensated for lower earnings from the current quarter's injectables sales. Our Adjusted EBITDA margin improved to 34.1% in the second quarter of 2024 from 32.2% in the second quarter of 2023 mainly on the strength of our higher value proprietary dispensing device sales and higher customer royalties.
Adjusted EBITDA in the first six months of 2024 increased 16% to $273.7 million compared to $235.2 million in the same period of the prior year. This positive impact is mainly due to the strong core sales growth across all divisions. During the prior year, we also incurred additional expenses related to our injectables ERP system implementation which did not repeat. Overall, our Adjusted EBITDA margin improved to 33.3% in the first six months of 2024 compared to 31.5% in the first six months of 2023 on improved sales mix and higher customer royalties as mentioned above.
APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$321,487	$329,587	$648,807	$655,976
Adjusted EBITDA (1)	44,638	43,100	85,772	80,305
Adjusted EBITDA margin (1)	13.9%	13.1%	13.2%	12.2%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Reported net sales for the quarter ended June 30, 2024 decreased 2% to $321.5 million compared to $329.6 million in the second quarter of the prior year. Changes in currency rates negatively impacted net sales by 1% in the second quarter of 2024. Therefore, core sales decreased 1% in the second quarter of 2024 compared to the same quarter of the prior year. Lower tooling sales negatively impacted the second quarter 2024 Beauty net sales by 1%. Regionally, North America, Latin America and Asia all delivered solid quarterly sales growth but were offset by normalizing demand in Europe. Core sales of our products to the beauty market decreased 6% due to lower tooling sales and lower sales in prestige fragrance after a high demand of new product launches during the same period in 2023. Personal care improved by 4% on strong sales of our body and skin care applications, while home care core sales increased 10% due to improving demand for our air care, automotive, industrial and paint products, mainly in North America.

Second Quarter 2024 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	3%	(7)%	9%	(2)%
Currency Effects (1)	1%	1%	1%	1%
Core Sales Growth	4%	(6)%	10%	(1)%

For the first six months of 2024, reported net sales of $648.8 million decreased 1% compared to $656.0 million reported in the first six months of the prior year. Changes in currency rates and our acquisition of iD SCENT did not have an impact on segment sales. Therefore, core sales decreased 1% in the first six months of 2024 compared to the same period in the prior year. While sales improved in North America, we experienced softer demand in Europe largely attributable to the exceptionally strong demand for beauty products in the prior year, which sets a challenging benchmark for comparison. Core sales of our products to the beauty market during the first six months of 2024 decreased 3% due to the difficult European comparisons to prior year mentioned above. Personal care core sales were consistent with prior year as higher sales of our body and skin care products were offset by lower sales of our sun care and personal cleansing applications. Core sales of our home care market products improved 6% on higher demand from our customers selling air care and automotive products.

Six Months Ended June 30, 2024 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	—%	(3)%	6%	(1)%
Currency Effects (1)	—%	—%	—%	—%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	—%	(3)%	6%	(1)%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the second quarter of 2024 increased 4% to $44.6 million compared to $43.1 million in the same period in the prior year. This is primarily attributable to improved operational performance along with benefits realized from our cost management initiatives. Our Adjusted EBITDA margin improved from 13.1% in the second quarter of 2023 to 13.9% during the second quarter of 2024.
Adjusted EBITDA in the first six months of 2024 increased 7% to $85.8 million compared to $80.3 million reported in the same period in the prior year. Again, this increase is mainly due to improved operational performance along with benefits realized from our cost management initiatives, which more than compensated for the pass-through of lower input costs. Therefore, our Adjusted EBITDA margin improved from 12.2% in the first six months of 2023 to 13.2% during the first six months of 2024.
APTAR CLOSURES SEGMENT
Operations that sell dispensing systems, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Aptar's food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$174,043	$175,619	$354,878	$353,251
Adjusted EBITDA (1)	27,118	27,772	54,279	53,780
Adjusted EBITDA margin (1)	15.6%	15.8%	15.3%	15.2%
________________________________________________
(1)Adjusted EBITDA is calculated as earnings before net interest, taxes, depreciation, amortization, restructuring initiatives, acquisition-related costs, net unrealized investment gains and losses related to observable market price changes on equity securities and other special items. Adjusted EBITDA margins are calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
Reported sales for the quarter ended June 30, 2024 decreased approximately 1% to $174.0 million compared to $175.6 million in the second quarter of the prior year. Changes in currency rates negatively impacted net sales by 1%. Therefore, core sales for the second quarter of 2024 were consistent with the same quarter of the prior year. Small increases in tooling and product sales were offset by the pass-through of lower input costs. Sales to the food market decreased 3% primarily on softer demand for our cooking oils, butter and shortening products. The 7% increase in beverage market sales is mainly due to higher bottled water and functional drink sales as our customers transition to our new tethered cap closures in compliance with European Union regulations. Personal care sales declined 3% mainly due to lower demand for our hair care closures. Other sales increased 9% on strong sales of our dish and laundry care products.

Second Quarter 2024 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	(4)%	6%	(4)%	7%	(1)%
Currency Effects (1)	1%	1%	1%	2%	1%
Core Sales Growth	(3)%	7%	(3)%	9%	—%
Net sales for the first six months of 2024 increased slightly to $354.9 million compared to $353.3 million in the first six months of 2023. Changes in currency rates and our acquisition of Gulf Closures had no significant impact on net sales. Therefore, core sales also increased slightly in the first six months of 2024 compared to the same period in the prior year. Core sales to the food and personal care markets were flat compared to prior year, while core sales to the beverage market increased 1% in the first six months of 2024 compared to the same period of the prior year as our European customers transition to our new tethered cap closures . Other sales increased 2% primarily on strong sales of our dish care products as mentioned above.

Six Months Ended June 30, 2024 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	—%	3%	(1)%	—%	—%
Currency Effects (1)	—%	—%	1%	2%	—%
Acquisitions	—%	(2)%	—%	—%	—%
Core Sales Growth	—%	1%	—%	2%	—%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA in the second quarter of 2024 decreased 2% to $27.1 million compared to $27.8 million reported in the same period of the prior year. Operational improvements were offset by a negative resin impact due to timing of pass-throughs. Therefore, our Adjusted EBITDA margin declined slightly from 15.8% in the second quarter of 2023 to 15.6% during the second quarter of 2024.
Adjusted EBITDA in the first six months of 2024 increased 1% to $54.3 million compared to $53.8 million reported in the same period of the prior year. Our profitability was positively impacted by a continued focus on operational improvements and containing costs. This led to our Adjusted EBITDA margin improving from 15.2% in the first six months of 2023 to 15.3% during the first six months of 2024.
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
For the quarter ended June 30, 2024, Corporate & Other Adjusted EBITDA increased to $20.5 million of expense from $15.5 million of expense in the second quarter of 2023. During the second quarter of 2024, we recognized approximately $3.4 million of costs to evaluate potential acquisition targets. We also incurred higher incentive compensation costs, including accruals related to our current short-term and equity compensation programs.
Corporate & Other Adjusted EBITDA in the first six months of 2024 increased to $42.1 million of expense compared to $34.3 million of expense reported in the same period of the prior year. This increase is mainly related to the costs to evaluate potential acquisition targets and higher incentive compensation costs discussed above, including substantive vesting conditions for retirement eligible employees.
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

	Three Months Ended
	June 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$910,063	$414,533	$321,487	$174,043	$—	$—

Reported net income	$90,458
Reported income taxes	27,788
Reported income before income taxes	118,246	111,814	22,773	11,971	(21,353)	(6,959)
Adjustments:
Restructuring initiatives	2,315	65	1,199	893	158
Net investment loss	140				140
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	120,841	111,879	24,112	12,864	(21,055)	(6,959)
Interest expense	10,061					10,061
Interest income	(3,102)					(3,102)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	127,800	111,879	24,112	12,864	(21,055)	—
Depreciation and amortization	64,968	29,609	20,526	14,254	579
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$192,768	$141,488	$44,638	$27,118	$(20,476)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.9%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.2%	34.1%	13.9%	15.6%

	Three Months Ended
	June 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$895,906	$390,700	$329,587	$175,619	$—	$—

Reported net income	$83,047
Reported income taxes	27,831
Reported income before income taxes	110,878	98,100	21,796	14,232	(14,210)	(9,040)
Adjustments:
Restructuring initiatives	1,943	434	479	440	590
Net investment gain	(2,891)				(2,891)
Adjusted earnings before income taxes	109,930	98,534	22,275	14,672	(16,511)	(9,040)
Interest expense	9,688					9,688
Interest income	(648)					(648)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	118,970	98,534	22,275	14,672	(16,511)	—
Depreciation and amortization	62,267	27,332	20,825	13,100	1,010
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$181,237	$125,866	$43,100	$27,772	$(15,501)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.3%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.2%	32.2%	13.1%	15.8%

	Six Months Ended
	June 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$1,825,511	$821,826	$648,807	$354,878	$—	$—

Reported net income	$173,391
Reported income taxes	49,173
Reported income before income taxes	222,564	215,166	39,969	24,841	(43,176)	(14,236)
Adjustments:
Restructuring initiatives	5,795	89	3,909	1,653	144
Net investment gain	(452)				(452)
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	228,047	215,255	44,018	26,494	(43,484)	(14,236)
Interest expense	20,236					20,236
Interest income	(6,000)					(6,000)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	242,283	215,255	44,018	26,494	(43,484)	—
Depreciation and amortization	129,317	58,411	41,754	27,785	1,367
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$371,600	$273,666	$85,772	$54,279	$(42,117)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.5%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	20.4%	33.3%	13.2%	15.3%

	Six Months Ended
	June 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$1,755,973	$746,746	$655,976	$353,251	$—	$—

Reported net income	$137,633
Reported income taxes	46,514
Reported income before income taxes	184,147	180,490	29,228	27,527	(34,502)	(18,596)
Adjustments:
Restructuring initiatives	13,467	1,565	9,770	962	1,170
Net investment gain	(3,079)				(3,079)
Transaction costs related to acquisitions	255	—	199	56	—
Adjusted earnings before income taxes	194,790	182,055	39,197	28,545	(36,411)	(18,596)
Interest expense	19,916					19,916
Interest income	(1,320)					(1,320)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	213,386	182,055	39,197	28,545	(36,411)	—
Depreciation and amortization	121,526	53,109	41,108	25,235	2,074
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$334,912	$235,164	$80,305	$53,780	$(34,337)	$—

Reported net income margin (Reported net income / Reported Net Sales)	7.8%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.1%	31.5%	12.2%	15.2%

Net Debt to Net Capital Reconciliation	June 30,	December 31,
	2024	2023

Notes payable, revolving credit facility and overdrafts	$136,320	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	269,399	376,426
Long-Term Obligations, net of unamortized debt issuance costs	681,532	681,188
Total Debt	1,087,251	1,139,408
Less:
Cash and equivalents	221,492	223,643
Net Debt	$863,360	$915,765

Total Stockholders' Equity	$2,410,215	$2,321,298
Net Debt	863,360	915,765
Net Capital	$3,273,575	$3,237,063

Net Debt to Net Capital	26.4%	28.3%

Free Cash Flow Reconciliation	June 30,	June 30,
	2024	2023

Net Cash Provided by Operations	$235,912	$182,201
Capital Expenditures	(143,866)	(155,012)
Free Cash Flow	$92,046	$27,189
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar has an additive effect. Conversely, a strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the second quarter ended June 30, 2024, the U.S. dollar was stronger compared to all currencies except the Swiss franc and the British pound, During the six months ended June 30, 2024, the U.S. dollar was stronger compared to all currencies except the Mexican peso, Swiss franc and the British pound. This resulted in a dilutive impact on our translated results during the second quarter and year-to-date period of 2024 when compared to the second quarter and year-to-date period of 2023.
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
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of June 30, 2024, our estimated stock-based compensation expense on a pre-tax basis for the year 2024 compared to 2023 is as follows:

	2024	2023
First Quarter	$18,276	$15,042
Second Quarter	9,277	10,391
Third Quarter (estimated for 2024)	9,549	10,051
Fourth Quarter (estimated for 2024)	9,339	5,809
	$46,441	$41,293
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
Cash and equivalents and restricted cash decreased to $221.5 million at June 30, 2024 from $223.6 million at December 31, 2023. Total short and long-term interest-bearing debt decreased from $1.14 billion at December 31, 2023 to $1.09 billion at June 30, 2024. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 26.4% at June 30, 2024 from 28.3% at December 31, 2023. See the reconciliation under “Non-U.S. GAAP Measures.”

In the first six months of 2024, our operations provided approximately $235.9 million in net cash flow compared to $182.2 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization.
We used $145.0 million in cash for investing activities during the first six months of 2024 compared to $163.6 million during the same period a year ago. Our investment in capital projects net of government grant proceeds, decreased $11.1 million during the first six months of 2024 compared to the first six months of 2023.
Financing activities used $89.0 million in cash during the first six months of 2024 compared to $35.8 million in cash used by financing activities during the same period a year ago. The increased use of cash in the first half of 2024 is primarily related to the debt repayment of $100.0 million of Senior notes in the first quarter of 2024. Cash used in the first half of 2023 mainly constituted the $22.8 million payment for the Fusion earn-out in 2023.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of June 30, 2024.
As of June 30, 2024, Aptar had a revolving credit facility with a syndicate of banks which matures in June 2026. The revolving credit facility was subject to a maximum of two one-year extensions in certain circumstances, and provided for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The revolving credit facility could be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which could be increased by up to $300 million subject to the satisfaction of certain conditions. As of June 30, 2024, $130 million was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of December 31, 2023, $36.5 million and €40.0 million ($44.2 million) was utilized under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
On July 2, 2024, we entered into an amended and restated multi-currency revolving credit facility (the “amended revolving credit facility”) with a syndicate of banks to replace the current revolving credit facility. The amended revolving credit facility matures in July 2029, subject to a maximum of two one-year extensions in certain circumstances, and provides for unsecured financing of up to $600 million available in the U.S. and to our wholly-owned UK subsidiary. The amended revolving credit facility can be drawn in various currencies including USD, EUR, GBP, and CHF to the equivalent of $600 million, which may be increased by up to $300 million subject to the satisfaction of certain conditions.
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027 and enables drawings on the loan until September 30, 2024 and provides for unsecured financing of up to $330 million available in the U.S. Funds are expected to be used to refinance near-term maturities and for general corporate purposes.
There are no compensating balance requirements associated with our amended revolving credit facility. Each borrowing under the revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The amended revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the amended revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the amended revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. Credit facility balances are included in notes payable, revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at June 30, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.29 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.97 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.5 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which would generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.

On July 11, 2024, the Board of Directors declared an approximately 10% increase in the quarterly cash dividend of $0.45 per share payable on August 15, 2024 to stockholders of record as of July 25, 2024.
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
OUTLOOK
We had a strong first half, and we expect growth to continue in the third quarter. We anticipate growth for our proprietary drug delivery systems to continue, driven by increased demand for nasally delivered central nervous system drugs and allergy therapies. We are also seeing growing demand for elastomeric components used for GLP-1. For our consumer dispensing technologies, we are seeing pockets of strength and progressive recovery in North America. As volumes come back, we believe we will benefit from our continued focus on cost management and improved operational leverage. Our solid operational performance and our strong balance sheet should position us well for future growth.
We expect earnings per share for the third quarter of 2024, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.38 to $1.46 and this guidance is based on an effective tax rate range of 23.5% to 25.5%. Our 2024 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $280 million to $300 million.
FORWARD-LOOKING STATEMENTS
Certain statements in Management’s Discussion and Analysis and other sections of this Form 10-Q are forward-looking and involve a number of risks and uncertainties, including certain statements set forth in the Significant Developments, Restructuring Initiatives, Quarterly Trends, Liquidity and Capital Resources, Contingencies and Outlook sections of this Form 10-Q. Words such as “expects,” “anticipates,” “believes,” “estimates,” “future,” “potential”, “are optimistic” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us. Accordingly, our actual results or other events may differ materially from those expressed or implied in such forward-looking statements due to known or unknown risks and uncertainties that exist in our operations and business environment including, but not limited to:
•geopolitical conflicts worldwide including the invasion of Ukraine by the Russian military and the recent events in the Middle East and the resulting indirect impact on demand from our customers selling their products into these countries, as well as rising input costs and certain supply chain disruptions;
•the availability of raw materials and components (particularly from sole sourced suppliers for some of our Pharma solutions) as well as the financial viability of these suppliers;
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
•volatility of global credit markets;
•our ability to identify potential new acquisitions and to successfully acquire and integrate such operations, including the successful integration of the businesses we have acquired;
•our ability to build out acquired businesses and integrate the product/service offerings of the acquired entities into our existing product/service portfolio;
•direct or indirect consequences of acts of war, terrorism or social unrest;
•cybersecurity threats against our systems and/or service providers that could impact our networks and reporting systems;
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
The table below provides information as of June 30, 2024 about our forward currency exchange contracts. The majority of the contracts expire before the end of the third quarter of 2024.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$21,595	1.0798	14,423 - 33,540
MXN / USD	11,500	0.0578	3,500 - 11,500
EUR / BRL	9,892	5.5774	9,892 - 10,650
CZK / EUR	9,126	0.0398	9,126 - 12,961
EUR / CNY	5,191	7.8265	0 - 5,191
EUR / THB	3,665	39.1266	3,665 - 4,591
USD / CNY	2,940	7.1588	0 - 3,899
EUR / GBP	2,907	0.8492	0 - 2,928
CHF / EUR	2,560	1.0291	1,575 - 2,560
USD / EUR	1,541	0.9278	1,541 - 2,918
EUR / MXN	1,070	18.7536	1,070 - 1,841
GBP / EUR	468	1.1670	339 - 1,069
CHF / USD	306	1.1284	148 - 452
EUR / CHF	230	0.9616	0 - 230
Total	$72,991
As of June 30, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.9 million in prepaid and other and $0.6 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $14.9 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended June 30, 2024, the Plan purchased 1,930 shares of our common stock on behalf of the participants at an average price of $148.09, for an aggregate amount of $286 thousand, and sold 463 shares of our common stock on behalf of the participants at an average price of $147.28, for an aggregate amount of $68 thousand. At June 30, 2024, the Plan owned 113,310 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
On April 18, 2019, we announced a share purchase authorization of up to $350 million of common stock. This authorization replaced previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and six months ended June 30, 2024, we repurchased approximately 34 thousand shares for $5.1 million and 120 thousand shares for $17.1 million, respectively. As of June 30, 2024, there was $43.5 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended June 30, 2024:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

4/1 - 4/30/24	—	$—	—	$48.6
5/1 - 5/31/24	34,400	147.04	34,400	43.5
6/1 - 6/30/24	—	—	—	43.5
Total	34,400	$147.04	34,400	$43.5

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AptarGroup, Inc., dated May 1, 2024, filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on May 2, 2024.

Exhibit 10.1**
Second Amended and Restated Credit Agreement, dated as of July 2, 2024, among the Company, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 3, 2024.

Exhibit 31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2024, filed with the SEC on July 26, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Balance Sheets – June 30, 2024 and December 31, 2023, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Six Months Ended June 30, 2024 and 2023, (vi) the Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2024 and 2023 and (vii) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed or furnished herewith.
**Schedules and certain portions of this exhibit have been omitted pursuant to Items 601(a)(5) and 601(a)(6) of Regulation S‑K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AptarGroup, Inc.
(Registrant)

By	/s/ ROBERT W. KUHN
Robert W. Kuhn
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Accounting and Financial Officer)

Date: July 26, 2024