Form 10-Q
period 2024-09-30
APTARGROUP, INC.
filed 2024-10-25
CIK 896622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of common stock, as of October 21, 2024, was 66,543,252 shares.

AptarGroup, Inc.
Form 10-Q
Quarter Ended September 30, 2024

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Sales	$909,291	$892,997	$2,734,802	$2,648,970
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	558,511	566,691	1,708,707	1,697,824
Selling, research & development and administrative	141,604	138,137	443,714	427,488
Depreciation and amortization	67,015	62,686	196,332	184,212
Restructuring initiatives	3,864	6,161	9,659	19,628
Total Operating Expenses	770,994	773,675	2,358,412	2,329,152
Operating Income	138,297	119,322	376,390	319,818

Other (Expense) Income:
Interest expense	(12,290)	(9,984)	(32,526)	(29,900)
Interest income	3,022	946	9,022	2,266
Net investment gain (loss)	1,043	(1,240)	1,495	1,839
Equity in results of affiliates	(77)	1,002	(168)	1,514
Miscellaneous income (expense), net	1,136	3	(518)	(1,341)
Total Other Expense	(7,166)	(9,273)	(22,695)	(25,622)

Income before Income Taxes	131,131	110,049	353,695	294,196

Provision for Income Taxes	31,209	25,751	80,382	72,265

Net Income	$99,922	$84,298	$273,313	$221,931

Net Loss (Gain) Attributable to Noncontrolling Interests	$117	$(2)	$284	$201

Net Income Attributable to AptarGroup, Inc.	$100,039	$84,296	$273,597	$222,132

Net Income Attributable to AptarGroup, Inc. per Common Share:
Basic	$1.51	$1.28	$4.13	$3.39
Diluted	$1.48	$1.26	$4.05	$3.32

Average Number of Shares Outstanding:
Basic	66,445	65,707	66,274	65,550
Diluted	67,716	67,035	67,574	66,865

Dividends per Common Share	$0.45	$0.41	$1.27	$1.17

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Income	$99,922	$84,298	$273,313	$221,931
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	66,736	(52,514)	625	(28,639)
Changes in derivative (losses) gains, net of tax	(5,711)	2,707	(202)	(2,424)
Defined benefit pension plan, net of tax
Actuarial (loss) gain, net of tax	(634)	(5)	(532)	63
Amortization of prior service cost included in net income, net of tax	22	33	62	98
Amortization of net loss included in net income, net of tax	214	161	578	483
Total defined benefit pension plan, net of tax	(398)	189	108	644
Total other comprehensive income (loss)	60,627	(49,618)	531	(30,419)
Comprehensive Income	160,549	34,680	273,844	191,512
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(866)	88	(158)	319
Comprehensive Income Attributable to AptarGroup, Inc.	$159,683	$34,768	$273,686	$191,831
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands

	September 30, 2024	December 31, 2023
Assets
Cash and equivalents	$325,524	$223,643
Short-term investments	2,387	—
Accounts and notes receivable, less current expected credit loss (“CECL”) of $14,264 in 2024 and $16,217 in 2023	698,989	677,822
Inventories	488,540	513,053
Prepaid and other	150,164	134,761
Total Current Assets	1,665,604	1,549,279
Land	29,924	30,090
Buildings and improvements	776,798	748,897
Machinery and equipment	3,270,657	3,183,097
Property, Plant and Equipment, Gross	4,077,379	3,962,084
Less: Accumulated depreciation	(2,572,170)	(2,484,021)
Property, Plant and Equipment, Net	1,505,209	1,478,063
Investments in equity securities	51,052	49,203
Goodwill	968,293	963,418
Intangible assets, net	271,215	283,211
Operating lease right-of-use assets	75,416	59,074
Miscellaneous	88,426	69,642
Total Other Assets	1,454,402	1,424,548
Total Assets	$4,625,215	$4,451,890
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share amounts

	September 30, 2024	December 31, 2023
Liabilities and Stockholders’ Equity
Current Liabilities:
Revolving credit facility and overdrafts	$222,817	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	30,295	376,426
Accounts payable, accrued and other liabilities	773,540	793,089
Total Current Liabilities	1,026,652	1,251,309
Long-Term Obligations, net of unamortized debt issuance costs	822,731	681,188
Deferred income taxes	13,896	19,016
Retirement and deferred compensation plans	71,853	62,795
Operating lease liabilities	58,864	45,267
Deferred and other non-current liabilities	77,578	71,017
Commitments and contingencies	—	—
Total Deferred Liabilities and Other	222,191	198,095
AptarGroup, Inc. stockholders’ equity
Common stock, $.01 par value, 199 million shares authorized, 72.3 million and 71.7 million shares issued as of September 30, 2024 and December 31, 2023, respectively	723	717
Capital in excess of par value	1,107,597	1,044,429
Retained earnings	2,299,540	2,109,816
Accumulated other comprehensive loss	(308,880)	(308,734)
Less: Treasury stock at cost, 5.8 million and 5.8 million shares as of September 30, 2024 and December 31, 2023	(559,971)	(539,404)
Total AptarGroup, Inc. Stockholders’ Equity	2,539,009	2,306,824
Noncontrolling interests in subsidiaries	14,632	14,474
Total Stockholders’ Equity	2,553,641	2,321,298
Total Liabilities and Stockholders’ Equity	$4,625,215	$4,451,890
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In thousands

Three Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2024 and 2023	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - June 30, 2023	$2,017,065	$(321,913)	$713	$(526,484)	$1,005,007	$14,038	$2,188,426
Net income	84,296	—	—	—	—	2	84,298
Foreign currency translation adjustments	(1)	(52,423)	—	—	—	(90)	(52,514)
Changes in unrecognized pension gains and related amortization, net of tax	—	189	—	—	—	—	189
Changes in derivative losses, net of tax	—	2,707	—	—	—	—	2,707
Stock awards and option exercises	—	—	2	2,114	23,656	—	25,772
Cash dividends declared on common stock	(26,926)	—	—	—	—	—	(26,926)
Treasury stock purchased	—	—	—	(8,263)	—	—	(8,263)
Balance - September 30, 2023	$2,074,434	$(371,440)	$715	$(532,633)	$1,028,663	$13,950	$2,213,689

Balance - June 30, 2024	$2,229,377	$(368,524)	$721	$(547,685)	$1,082,560	$13,766	$2,410,215
Net income (loss)	100,039	—	—	—	—	(117)	99,922
Foreign currency translation adjustments	—	65,753	—	—	—	983	66,736
Changes in unrecognized pension losses and related amortization, net of tax	—	(398)	—	—	—	—	(398)
Changes in derivative losses, net of tax	—	(5,711)	—	—	—	—	(5,711)
Stock awards and option exercises	—	—	2	1,883	25,037	—	26,922
Cash dividends declared on common stock	(29,876)	—	—	—	—	—	(29,876)
Treasury stock purchased	—	—	—	(14,169)	—	—	(14,169)
Balance - September 30, 2024	$2,299,540	$(308,880)	$723	$(559,971)	$1,107,597	$14,632	$2,553,641

In thousands

Nine Months Ended	AptarGroup, Inc. Stockholders’ Equity
September 30, 2024 and 2023	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Par Value	Treasury Stock	Capital in Excess of Par Value	Non- Controlling Interest	Total Equity

Balance - December 31, 2022	$1,929,240	$(341,366)	$709	$(503,266)	$968,618	$14,269	$2,068,204
Net income (loss)	222,132	—	—	—	—	(201)	221,931
Foreign currency translation adjustments	(227)	(28,294)	—	—	—	(118)	(28,639)
Changes in unrecognized pension gains and related amortization, net of tax	—	644	—	—	—	—	644
Changes in derivative losses, net of tax	—	(2,424)	—	—	—	—	(2,424)
Stock awards and option exercises	—	—	6	7,935	60,045	—	67,986
Cash dividends declared on common stock	(76,711)	—	—	—	—	—	(76,711)
Treasury stock purchased	—	—	—	(37,302)	—	—	(37,302)
Balance - September 30, 2023	$2,074,434	$(371,440)	$715	$(532,633)	$1,028,663	$13,950	$2,213,689

Balance - December 31, 2023	$2,109,816	$(308,734)	$717	$(539,404)	$1,044,429	$14,474	$2,321,298
Net income (loss)	273,597	—	—	—	—	(284)	273,313
Foreign currency translation adjustments	235	(52)	—	—	—	442	625
Changes in unrecognized pension gains and related amortization, net of tax	—	108	—	—	—	—	108
Changes in derivative losses, net of tax	—	(202)	—	—	—	—	(202)
Stock awards and option exercises	—	—	6	10,736	63,168	—	73,910
Cash dividends declared on common stock	(84,108)	—	—	—	—	—	(84,108)
Treasury stock purchased	—	—	—	(31,303)	—	—	(31,303)
Balance - September 30, 2024	$2,299,540	$(308,880)	$723	$(559,971)	$1,107,597	$14,632	$2,553,641
See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

AptarGroup, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands, brackets denote cash outflows

Nine Months Ended September 30,	2024	2023

Cash Flows from Operating Activities:
Net income	$273,313	$221,931
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	162,925	150,718
Amortization	33,407	33,494
Stock-based compensation	37,962	36,084
(Release) provision for CECL	(1,221)	3,449
Gain on disposition of fixed assets	(462)	(3,753)
Net gain on remeasurement of equity securities	(1,495)	(1,839)
Deferred income taxes	(11,653)	(16,978)
Defined benefit plan expense	9,296	10,659
Equity in results of affiliates	168	(1,514)
Changes in balance sheet items, excluding effects from foreign currency adjustments:
Accounts and other receivables	(24,054)	(43,061)
Inventories	22,653	(5,188)
Prepaid and other current assets	(13,970)	(19,236)
Accounts payable, accrued and other liabilities	(14,371)	3,860
Income taxes payable	6,672	(8,732)
Retirement and deferred compensation plan liabilities	(3,832)	1,323
Other changes, net	(10,164)	(5,615)
Net Cash Provided by Operations	465,174	355,602
Cash Flows from Investing Activities:
Capital expenditures	(210,416)	(231,199)
Proceeds from sale of property, plant and equipment	1,020	6,037
Maturity of short-term investment	(2,242)	—
Acquisition of businesses, net of cash acquired and release of escrow	—	(16,570)
Acquisition of intangible assets, net	(13,242)	(3,648)
Proceeds from sale of investment in equity securities	—	5,604
Notes receivable, net	(776)	439
Net Cash Used by Investing Activities	(225,656)	(239,337)
Cash Flows from Financing Activities:
Proceeds from notes payable and overdrafts	22,302	24,392
Repayments of notes payable and overdrafts	(23,184)	(27,863)
Proceeds and (repayments) of short-term revolving credit facility, net	138,058	123,514
Proceeds from long-term obligations	168,614	257
Repayments of long-term obligations	(372,393)	(117,289)
Payment of contingent consideration obligation	—	(22,750)
Dividends paid	(84,108)	(76,711)
Proceeds from stock option exercises	44,364	39,742
Purchase of treasury stock	(31,303)	(37,302)
Net Cash Used by Financing Activities	(137,650)	(94,010)
Effect of Exchange Rate Changes on Cash	13	(12,914)
Net Increase in Cash and Equivalents and Restricted Cash	101,881	9,341
Cash and Equivalents and Restricted Cash at Beginning of Period	223,643	142,732
Cash and Equivalents and Restricted Cash at End of Period	$325,524	$152,073

Restricted cash included in the line item prepaid and other on the Condensed Consolidated Balance Sheets as shown below represents amounts held in escrow related to the Metaphase acquisition.

Nine Months Ended September 30,	2024	2023

Cash and equivalents	$325,524	$151,573
Restricted cash included in prepaid and other	—	500
Total Cash and Equivalents and Restricted Cash shown in the Statement of Cash Flows	$325,524	$152,073
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

We maintain our assertion that the cash and distributable reserves at our non-U.S. affiliates are indefinitely reinvested with the following exceptions: all earnings in Germany and the pre-2020 earnings in Italy, Switzerland and Colombia. As of September 30, 2024, under currently enacted laws, we do not have a balance of foreign earnings that will be subject to U.S. taxation upon repatriation. We will provide for the necessary withholding and local income taxes when management decides that an affiliate should make a distribution. These decisions are made taking into consideration the financial requirements of the non-U.S. affiliates and our global cash management goals. See Note 5 – Income Taxes for more information.
We provide a liability for the amount of unrecognized tax benefits from uncertain tax positions. This liability is provided whenever we determine that a tax benefit will not meet a more-likely-than-not threshold for recognition.
We are subject to the examination of our returns and other tax matters by the U.S. Internal Revenue Service as well as other tax authorities and governmental bodies. We believe that we have adequately provided a tax reserve for any adjustments that may result from tax examinations or uncertain tax positions. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner inconsistent with its expectations, we could be required to adjust its provision for income taxes in the period such resolution occurs. The resolution of each of these audits is not expected to be material to our Condensed Consolidated Financial Statements.
ASSETS HELD FOR SALE
Assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less costs to sell, and are not depreciated while they are held for sale. During the second quarter of 2023, we recorded $0.7 million as assets held for sale within prepaid and other on our Condensed Consolidated Balance Sheets related to three buildings located in France. During the third quarter of 2023, two of the three buildings were sold and we recognized a $0.8 million gain on sale. As of September 30, 2024, one building is still held for sale and expected to be sold during 2025.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable, accrued and other liabilities in our Condensed Consolidated Balance Sheets, and associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. As of September 30, 2024, the amounts due to suppliers participating in the SCF and included in accounts payable, accrued and other liabilities were approximately $35.0 million.
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

NOTE 2 – REVENUE
In prior years, our geographic revenue disclosure was based on shipped from location. Beginning in 2024, we have started to report our geographic sales based on shipped to locations to give the reader a better understanding of the geographies we serve. Revenue by segment and geography based on shipped to locations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$204,835	$142,747	$10,925	$62,087	$420,594
Aptar Beauty	182,708	59,954	37,565	22,632	302,859
Aptar Closures	57,586	88,870	20,665	18,717	185,838
Total	$445,129	$291,571	$69,155	$103,436	$909,291

	For the Three Months Ended September 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$198,546	$125,730	$13,549	$51,363	$389,188
Aptar Beauty	201,127	55,674	42,497	24,682	323,980
Aptar Closures	55,508	85,612	21,863	16,846	179,829
Total	$455,181	$267,016	$77,909	$92,891	$892,997

	For the Nine Months Ended September 30, 2024
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$624,503	$407,291	$36,848	$173,778	$1,242,420
Aptar Beauty	579,638	189,849	117,959	64,220	951,666
Aptar Closures	165,507	262,154	64,221	48,834	540,716
Total	$1,369,648	$859,294	$219,028	$286,832	$2,734,802

	For the Nine Months Ended September 30, 2023
Segment	Europe	Domestic	Latin America	Asia	Total
Aptar Pharma	$598,728	$354,655	$37,415	$145,136	$1,135,934
Aptar Beauty	622,253	171,602	118,563	67,538	979,956
Aptar Closures	171,645	251,780	63,108	46,547	533,080
Total	$1,392,626	$778,037	$219,086	$259,221	$2,648,970
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
The opening and closing balances of our contract asset and contract liabilities were as follows:

	Balance as of December 31, 2023	Balance as of September 30, 2024	Increase/ (Decrease)
Contract asset (current)	$18,033	$15,000	$(3,033)
Contract liability (current)	60,507	64,904	4,397
Contract liability (long-term)	37,756	43,235	5,479

The differences in the opening and closing balances of our contract asset and contract liabilities are primarily the result of timing differences between our performance and the invoicing. The total amount of revenue recognized during the current year against contract liabilities is $76.5 million, including $40.2 million relating to contract liabilities at the beginning of the year. Current contract assets are included within Prepaid and other, while current contract liabilities and long-term contract liabilities are included within Accounts payable, accrued and other liabilities and Deferred and other non-current liabilities, respectively, within our Condensed Consolidated Balance Sheets.
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
In certain instances, we offer extended warranties on our tools above and beyond the normal standard warranties. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract. We do not have any material extended warranties as of September 30, 2024 or December 31, 2023.
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
NOTE 3 - INVENTORIES
Inventories, by component net of reserves, consisted of:

	September 30, 2024	December 31, 2023
Raw materials	$140,194	$145,798
Work in process	179,857	176,191
Finished goods	168,489	191,064
Total	$488,540	$513,053

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 by reporting segment were as follows:

	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Balance as of December 31, 2023	$508,447	$287,097	$167,874	$963,418
Foreign currency exchange effects	4,062	986	(173)	4,875
Balance as of September 30, 2024	$512,509	$288,083	$167,701	$968,293

The table below shows a summary of intangible assets as of September 30, 2024 and December 31, 2023.

		September 30, 2024			December 31, 2023
Weighted Average Amortization Period (Years)		Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Amortized intangible assets:
Patents	12.4	$18,862	$(2,219)	$16,643	$7,362	$(1,754)	$5,608
Acquired technology	11.3	143,652	(80,584)	63,068	142,837	(70,520)	72,317
Customer relationships	13.6	310,205	(143,613)	166,592	308,889	(124,648)	184,241
Trademarks and trade names	7.9	44,187	(36,717)	7,470	43,932	(33,368)	10,564
License agreements and other	20.3	26,471	(9,029)	17,442	17,213	(6,732)	10,481
Total intangible assets	13.3	$543,377	$(272,162)	$271,215	$520,233	$(237,022)	$283,211
Aggregate amortization expense for the intangible assets above for the quarters ended September 30, 2024 and 2023 was $11,733 and $11,400, respectively. Aggregate amortization expense for the intangible assets above for the nine months ended September 30, 2024 and 2023 was $33,407 and $33,494, respectively.
As of September 30, 2024, future estimated amortization expense for the years ending December 31 is as follows:

2024	$11,067	(remaining estimated amortization for 2024)
2025	43,616
2026	41,540
2027	33,354
2028	29,203
Thereafter	112,435
Future amortization expense may fluctuate depending on changes in foreign currency rates. The estimates for amortization expense noted above are based upon foreign exchange rates as of September 30, 2024.
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
The effective tax rate for the three months ended September 30, 2024 and 2023, respectively, was 23.8% and 23.4%. The effective tax rate for the three months ended September 30, 2024 was slightly higher than the same period of 2023 primarily due to an unfavorable mix of earnings forecasted in the second half of 2024.
The effective tax rate for the nine months ended September 30, 2024 and 2023, respectively, was 22.7% and 24.6%. On a nine-month basis, the effective tax rate was lower than the same period of 2023 primarily due to increased tax benefits from share-based compensation and tax incentives in certain non-U.S. jurisdictions for intellectual property development activities.

NOTE 6 – DEBT
Revolving Credit Facility and Overdrafts
At September 30, 2024 and December 31, 2023, our revolving credit facility and overdrafts consisted of the following:

	September 30, 2024	December 31, 2023
Revolving credit facility	$222,650	$80,662
Overdraft	167	1,132
	$222,817	$81,794
Aptar has a revolving credit facility (the “revolving credit facility”) with a syndicate of banks that provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million more, subject to the satisfaction of certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and could be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, Aptar entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances, As of December 31, 2023, Aptar had utilized $36.5 million and €40.0 million ($44.2 million) under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of September 30, 2024, Aptar had utilized €200 million ($222.7 million) under the amended revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027 and enabled drawings on the loan until September 30, 2024 and provided for unsecured financing of up to $330 million available in the U.S. Funds are to be used to refinance near-term maturities and for general corporate purposes. As of September 30, 2024, $166 million was utilized under the Term Loan facility and the unused portion expired.
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
Aptar has an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2024 or December 31, 2023.
Long-Term Obligations
On February 26, 2024, we repaid in full the $100 million 3.49% Senior Unsecured Notes that were due in February 2024. On July 19, 2024, we repaid in full the €200 million 1.17% Senior Unsecured Notes that were due in July 2024. On September 5, 2024, we repaid in full the $50 million 3.4% Senior Unsecured Notes that were due in September 2024. These were repaid using borrowings from our revolving credit facility or the Term Loan.

At September 30, 2024 and December 31, 2023, our long-term obligations consisted of the following:

	September 30, 2024	December 31, 2023
Notes payable 0.10% – 2.25%, due in monthly and annual installments through 2031	$16,893	$14,988
Senior unsecured notes 3.4%, due in 2024	—	50,000
Senior unsecured notes 3.5%, due in 2024	—	100,000
Senior unsecured notes 1.2%, due in 2024	—	220,810
Senior unsecured notes 3.6%, due in 2025	125,000	125,000
Senior unsecured notes 3.6%, due in 2026	125,000	125,000
Term loan 6.4% floating, due in 2027	166,000	—
Senior unsecured notes 3.6%, due in 2032, net of discount of $0.8 million	399,232	399,154
Finance Lease Liabilities	24,917	26,478
Unamortized debt issuance costs	(4,016)	(3,816)
	$853,026	$1,057,614
Current maturities of long-term obligations	(30,295)	(376,426)
Total long-term obligations	$822,731	$681,188
The aggregate long-term maturities, excluding finance lease liabilities and unamortized debt issuance costs, which are discussed in Note 7, due annually from the current balance sheet date for the next five years and thereafter are:

Year One	$26,912
Year Two	134,438
Year Three	271,276
Year Four	111
Year Five	78
Thereafter	399,310
Covenants
Our amended revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.10 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.81 to 1.00
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

The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$4,795	$5,150	$14,530	$15,841

Finance lease cost:
Amortization of right-of-use assets	$1,715	$908	$4,976	$2,686
Interest on lease liabilities	299	289	897	883
Total finance lease cost	$2,014	$1,197	$5,873	$3,569

Short-term lease and variable lease costs	$5,255	$5,774	$15,451	$15,883
Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,845	$15,993
Operating cash flows from finance leases	976	883
Financing cash flows from finance leases	2,305	2,377

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,819	$7,764
Finance leases	1,347	401
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
Components of Net Periodic Benefit Cost:

	Domestic Plans		Foreign Plans
Three Months Ended September 30,	2024	2023	2024	2023
Service cost	$2,366	$2,409	$1,605	$1,487
Interest cost	2,242	2,158	860	915
Expected return on plan assets	(3,116)	(3,094)	(549)	(589)
Amortization of net loss	—	—	303	230
Amortization of prior service cost	—	—	29	45
Net periodic benefit cost	$1,492	$1,473	$2,248	$2,088
Curtailment	—	—	(1,851)	—
Total Net periodic benefit cost	$1,492	$1,473	$397	$2,088

	Domestic Plans		Foreign Plans
Nine Months Ended September 30,	2024	2023	2024	2023
Service cost	$7,097	$7,228	$4,838	$4,444
Interest cost	6,726	6,473	2,602	2,735
Expected return on plan assets	(9,347)	(9,283)	(1,671)	(1,758)
Amortization of net loss	—	—	819	687
Amortization of prior service cost	—	—	83	133
Net periodic benefit cost	$4,476	$4,418	$6,671	$6,241
Curtailment	—	—	(1,851)	—
Total Net periodic benefit cost	$4,476	$4,418	$4,820	$6,241
During the three months ended September 30, 2024, pension curtailment accounting was triggered as a result of restructuring in one of our entities in Europe. The remeasurement of the pension obligations resulted in a decrease of $1.9 million. The components of net periodic benefit cost, other than the service cost component, are included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
Employer Contributions
We currently have no minimum funding requirements for our domestic and foreign plans. There were no contributions to our domestic defined benefit plans during the nine months ended September 30, 2024 and we do not expect significant payments during the rest of 2024. We contributed $2.8 million to our foreign defined benefit plans during the nine months ended September 30, 2024 and do not expect additional significant contributions during the rest of 2024.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income by Component:

	Foreign Currency	Defined Benefit Pension Plans	Derivatives	Total
Balance - December 31, 2022	$(328,740)	$(5,951)	$(6,675)	$(341,366)
Other comprehensive (loss) income before reclassifications	(28,294)	63	(2,424)	(30,655)
Amounts reclassified from accumulated other comprehensive income	—	581	—	581
Net current-period other comprehensive (loss) income	(28,294)	644	(2,424)	(30,074)
Balance - September 30, 2023	$(357,034)	$(5,307)	$(9,099)	$(371,440)

Balance - December 31, 2023	$(280,082)	$(11,891)	$(16,761)	$(308,734)
Other comprehensive (loss) income before reclassifications	(52)	(532)	(202)	(786)
Amounts reclassified from accumulated other comprehensive income	—	640	—	640
Net current-period other comprehensive (loss) income	(52)	108	(202)	(146)
Balance - September 30, 2024	$(280,134)	$(11,783)	$(16,963)	$(308,880)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Three Months Ended September 30,	2024	2023

Defined Benefit Pension Plans
Amortization of net loss	$303	$230	(1)
Amortization of prior service cost	29	45	(1)
	332	275	Total before tax
	(96)	(81)	Tax impact
	$236	$194	Net of tax
Total reclassifications for the period	$236	$194

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Statement Where Net Income is Presented
Nine Months Ended September 30,	2024	2023

Defined Benefit Pension Plans
Amortization of net loss	$819	$687	(1)
Amortization of prior service cost	83	133	(1)
	902	820	Total before tax
	(262)	(239)	Tax impact
	$640	$581	Net of tax
Total reclassifications for the period	$640	$581
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
On July 6, 2022, we entered into a seven-year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Unsecured Notes due March 2032, which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% euro debt. We pay semi-annual fixed rate interest payments on the euro notional amount of €2.5 million and receive semi-annual fixed rate interest payments on the USD notional amount of $3.7 million. This swap has been designated as a net investment hedge to effectively hedge the foreign exchange risk associated with €200 million of our euro denominated net assets. We elected the spot method for recording the net investment hedge. Gains and losses resulting from the settlement of the excluded components are recorded in interest expense in the Condensed Consolidated Statements of Income. Gains and losses resulting from the fair value adjustments to the cross currency swap agreements are recorded in accumulated other comprehensive (loss) income as the swaps are effective in hedging the designated risk. As of September 30, 2024, the fair value of the cross currency swap was a $22.5 million liability. The swap agreement will mature on September 15, 2029.
Other
As of September 30, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.1 million in prepaid and other and $1.1 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. All forward exchange contracts outstanding as of September 30, 2024 had an aggregate notional contract amount of $77.2 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023

		September 30, 2024		December 31, 2023
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments
Derivative Assets
Foreign Exchange Contracts	Prepaid and other	$—	$145	$—	$386
		$—	$145	$—	$386

Derivative Liabilities
Foreign Exchange Contracts	Accounts payable, accrued and other liabilities	$—	$1,052	$—	$221
Cross Currency Swap Contract (1)	Accounts payable, accrued and other liabilities	22,466	—	22,199	—
		$22,466	$1,052	$22,199	$221
__________________________
(1)This cross currency swap agreement is composed of both an interest component and a foreign exchange component.

The Effect of Derivatives Designated as Hedging Instruments on Accounting on Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2024 and 2023

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2024	2023		2024	2023
Cross currency swap agreement:
Interest component	$—	$—	Interest expense	$—	$—	$(12,290)
Foreign exchange component	(5,711)	2,707	Miscellaneous, net	—	—	1,136
	$(5,711)	$2,707		$—	$—

The Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2024 and 2023

Derivatives Designated as Hedging Instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivative		Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated Other Comprehensive Income on Derivative		Total Amount of Affected Income Statement Line Item
	2024	2023		2024	2023
Cross currency swap agreement:
Interest component	$—	$—	Interest expense	$—	$—	$(32,526)
Foreign exchange component	(202)	(2,424)	Miscellaneous, net	—	—	(518)
	$(202)	$(2,424)		$—	$—

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2024 and 2023

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2024	2023
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(1,157)	$44
		$(1,157)	$44

The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2024 and 2023

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2024	2023
Foreign Exchange Contracts	Other (Expense) Income: Miscellaneous, net	$(1,017)	$(756)
		$(1,017)	$(756)

		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position
	Gross Amount			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2024
Derivative Assets	$145	—	$145	—	—	$145
Total Assets	$145	—	$145	—	—	$145

Derivative Liabilities	$23,518	—	$23,518	—	—	$23,518
Total Liabilities	$23,518	—	$23,518	—	—	$23,518

December 31, 2023
Derivative Assets	$386	—	$386	—	—	$386
Total Assets	$386	—	$386	—	—	$386

Derivative Liabilities	$22,420	—	$22,420	—	—	$22,420
Total Liabilities	$22,420	—	$22,420	—	—	$22,420

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of September 30, 2024, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$2,768	$2,768	$—	$—
Foreign exchange contracts (2)	145	—	145	—
Convertible notes (3)	5,650	—	—	5,650
Total assets at fair value	$8,563	$2,768	$145	$5,650
Liabilities
Foreign exchange contracts (2)	$1,052	$—	$1,052	$—
Cross currency swap contract (2)	22,466	—	22,466	—
Total liabilities at fair value	$23,518	$—	$23,518	$—

As of December 31, 2023, the fair values of our financial assets and liabilities were categorized as follows:

	Total	Level 1	Level 2	Level 3
Assets
Investment in equity securities (1)	$1,106	$1,106	$—	$—
Foreign exchange contracts (2)	386	—	386	—
Convertible note (3)	5,650	—	—	5,650
Total assets at fair value	$7,142	$1,106	$386	$5,650
Liabilities
Foreign exchange contracts (2)	$221	$—	$221	$—
Cross currency swap contract (2)	22,199	—	22,199	—
Total liabilities at fair value	$22,420	$—	$22,420	$—
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
The carrying amounts of our other current financial instruments such as cash and equivalents, accounts and notes receivable, notes payable and current maturities of long-term obligations approximate fair value due to the short-term maturity of the instrument. We consider our long-term debt obligations a Level 2 liability and utilize the market approach valuation technique based on interest rates that are currently available to us for issuance of debt with similar terms and maturities. The estimated fair value of our long-term obligations was $775.5 million as of September 30, 2024 and $620.7 million as of December 31, 2023.
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
Under our Certificate of Incorporation, we have agreed to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers liability insurance policy that covers a portion of our exposure. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. We have no liabilities recorded for these agreements as of September 30, 2024 and December 31, 2023.
We are periodically subject to loss contingencies resulting from custom duties assessments. We accrue for anticipated costs when an assessment has indicated that a loss is probable and can be reasonably estimated. We have received claims worth approximately $12 million in principal and $14 million to $15 million for interest and penalties. We are currently defending our position with respect to these claims in the respected administrative procedures. Due to uncertainty in the amount of the assessment and the timing of our appeal, no liability is recorded as of September 30, 2024.
We will continue to evaluate these liabilities periodically based on available information, including the progress of remedial investigations, the status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs and penalties among potentially responsible parties.
NOTE 13 – STOCK REPURCHASE PROGRAM
On April 18, 2019, we announced a share repurchase authorization of up to $350 million of common stock. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions. On October 10, 2024, we announced a share repurchase authorization of up to $500 million of common stock. This authorization replaces previous authorizations and has no expiration date.
During the three and nine months ended September 30, 2024, we repurchased approximately 95 thousand shares for $14.2 million and 215 thousand shares for $31.3 million, respectively. During the three and nine months ended September 30, 2023, we repurchased approximately 66 thousand shares for $8.3 million and 318 thousand shares for $37.3 million, respectively.

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

Nine Months Ended September 30,	2024	2023
Fair value per stock award	$145.79	$116.17
Grant date stock price	$141.00	$111.38
Assumptions:
Aptar's stock price expected volatility	18.80%	20.00%
Expected average volatility of peer companies	34.80%	39.70%
Correlation assumption	30.70%	33.30%
Risk-free interest rate	4.51%	3.83%
Dividend yield assumption	1.16%	1.36%
A summary of RSU activity as of September 30, 2024 and changes during the nine month period then ended is presented below:

	Time-Based RSUs		Performance-Based RSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	335,874	$115.15	514,383	$130.10
Granted	125,454	137.03	129,614	145.79
Vested	(176,820)	119.33	(97,764)	162.33
Forfeited	(4,087)	118.06	(32,007)	143.88
Nonvested at September 30, 2024	280,421	$122.18	514,226	$127.11
Included in the time-based RSU activity for the nine months ended September 30, 2024 are 10,208 units granted to non-employee directors and 11,508 units vested related to non-employee directors.

Nine Months Ended September 30,	2024	2023
Compensation expense	$31,677	$32,209
Fair value of units vested	35,434	27,662
Intrinsic value of units vested	38,578	32,319
The actual tax benefit realized for the tax deduction from RSUs was approximately $7.2 million and $5.6 million in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $51.2 million of total unrecognized compensation cost relating to RSU awards which is expected to be recognized over a weighted-average period of 1.8 years.

Historically we issued stock options to our employees and non-employee directors. We did not issue stock options between 2019 and 2022. Stock options were reinstituted in 2023 and valued based on the Black-Scholes model and generally vest ratably over three years and expire 10 years after grant.
The Company uses historical data to estimate expected life and volatility. The weighted-average fair value of stock options granted under the stock awards plans were $36.07 per share for all employees during the first nine months of 2024. The weighted-average fair value of stock options granted under the stock awards plans were $19.84 and $24.23 per share for executive officers and all other employees, respectively, during the first nine months of 2023. Aptar executive officers received stock options with an exercise price that was 110% of the closing market price on the date of grant. These values were estimated on the respective dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Award Plans:
Nine Months Ended September 30,	2024	2023
Dividend Yield	1.28%	1.41%
Expected Stock Price Volatility	17.03%	16.55%
Risk-free Interest Rate	4.51%	3.57%
Expected Life of Option (years)	7.0	7.0
 A summary of option activity under our stock plans during the nine months ended September 30, 2024 is presented below:

	Stock Awards Plans		Director Stock Option Plans
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1, 2024	2,182,784	$80.63	19,000	$66.59
Granted	249,805	141.00	—	—
Exercised	(610,124)	70.98	(19,000)	66.59
Forfeited or expired	(9,666)	107.82	—	—
Outstanding at September 30, 2024	1,812,799	$92.05	—	$—
Exercisable at September 30, 2024	1,361,396	$79.52	—	$—
Weighted-Average Remaining Contractual Term (Years):
Outstanding at September 30, 2024	4.3		0.0
Exercisable at September 30, 2024	2.7		0.0
Aggregate Intrinsic Value:
Outstanding at September 30, 2024	$123,515		$—
Exercisable at September 30, 2024	$109,830		$—
Intrinsic Value of Options Exercised During the Nine Months Ended:
September 30, 2024	$43,779		$1,394
September 30, 2023	$27,392		$1,978

Nine Months Ended September 30,	2024	2023
Compensation expense (included in SG&A)	$5,678	$3,561
Compensation expense (included in Cost of sales)	607	314
Compensation expense, Total	$6,285	$3,875
Compensation expense, net of tax	6,121	3,875
Grant date fair value of options vested	2,306	—
The increase in stock option expense is due to the newly issued options as discussed above. Cash received from option exercises for the nine months ended September 30, 2024 and 2023 was approximately $44.4 million and $39.7 million, respectively. The actual tax benefit realized for the tax deduction from option exercises was approximately $10.3 million and $6.8 million in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $5.2 million of total unrecognized compensation cost relating to stock option awards which is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 15 – EARNINGS PER SHARE
Basic net income per share is calculated by dividing net income attributable to Aptar by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to Aptar by the weighted-average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted earnings per share is attributable to stock-based compensation awards. Stock-based compensation awards for which total employee proceeds exceed the average market price over the applicable period would have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. The reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30, 2024		September 30, 2023
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$100,039	$100,039	$84,296	$84,296

Average equivalent shares
Shares of common stock	66,445	66,445	65,707	65,707
Effect of dilutive stock-based compensation
Stock options	737	—	874	—
Restricted stock	534	—	454	—
Total average equivalent shares	67,716	66,445	67,035	65,707
Net income per share	$1.48	$1.51	$1.26	$1.28

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Diluted	Basic	Diluted	Basic
Consolidated operations
Income available to common stockholders	$273,597	$273,597	$222,132	$222,132

Average equivalent shares
Shares of common stock	66,274	66,274	65,550	65,550
Effect of dilutive stock-based compensation
Stock options	768	—	886	—
Restricted stock	532	—	429	—
Total average equivalent shares	67,574	66,274	66,865	65,550
Net income per share	$4.05	$4.13	$3.32	$3.39
NOTE 16 – SEGMENT INFORMATION
We are organized into three reporting segments. Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment. Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment. Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Aptar Pharma and Aptar Beauty are named for the markets they serve with multiple product platforms, while Aptar Closures is named primarily for a single product platform that serves all available markets.
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

Financial information regarding our reporting segments is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Sales:
Aptar Pharma	$420,753	$389,423	$1,243,026	$1,136,544
Aptar Beauty	308,955	330,467	972,535	1,002,209
Aptar Closures	187,324	181,562	547,002	539,472
Total Sales	$917,032	$901,452	$2,762,563	$2,678,225
Less: Intersegment Sales:
Aptar Pharma	$159	$235	$606	$610
Aptar Beauty	6,096	6,487	20,869	22,253
Aptar Closures	1,486	1,733	6,286	6,392
Total Intersegment Sales	$7,741	$8,455	$27,761	$29,255
Net Sales:
Aptar Pharma	$420,594	$389,188	$1,242,420	$1,135,934
Aptar Beauty	302,859	323,980	951,666	979,956
Aptar Closures	185,838	179,829	540,716	533,080
Net Sales	$909,291	$892,997	$2,734,802	$2,648,970
Adjusted EBITDA (1):
Aptar Pharma	$151,594	$136,344	$425,260	$371,508
Aptar Beauty	40,221	41,070	125,993	121,375
Aptar Closures	31,980	27,607	86,259	81,387
Corporate & Other, unallocated	(15,411)	(11,659)	(57,528)	(45,996)
Acquisition-related costs (2)	—	—	(140)	(255)
Restructuring Initiatives (3)	(3,864)	(6,161)	(9,659)	(19,628)
Curtailment gain related to restructuring initiatives (5)	1,851	—	1,851	—
Net unrealized investment (loss) gain (4)	1,043	(5,428)	1,495	(2,349)
Depreciation and amortization	(67,015)	(62,686)	(196,332)	(184,212)
Interest Expense	(12,290)	(9,984)	(32,526)	(29,900)
Interest Income	3,022	946	9,022	2,266
Income before Income Taxes	$131,131	$110,049	$353,695	$294,196
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

(3)Restructuring Initiatives includes expense items for the three and nine months ended September 30, 2024 and 2023 as follows (see Note 19 – Restructuring Initiatives for further details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$3,864	$6,586	$9,676	$20,069
Prior year initiatives	—	(425)	(17)	(441)
Total Restructuring Initiatives	$3,864	$6,161	$9,659	$19,628

Restructuring Initiatives by Segment:
Aptar Pharma	$564	$92	$653	$1,657
Aptar Beauty	1,962	2,880	5,871	12,650
Aptar Closures	877	3,098	2,530	4,060
Corporate & Other	461	91	605	1,261
Total Restructuring Initiatives	$3,864	$6,161	$9,659	$19,628
(4)Net unrealized investment (loss) gain represents the change in fair value of our investment in PCT (see Note 18 – Investment in Equity Securities for further details).
(5)The curtailment gain is included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income (see Note 8 - Retirement and Deferred Compensation Plans).
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

NOTE 18 – INVESTMENT IN EQUITY SECURITIES
Our investment in equity securities consisted of the following:

	September 30, 2024	December 31, 2023
Equity Method Investments:
BTY	$33,069	$33,090
Sonmol	4,796	4,751
Desotec GmbH	1,000	905

Other Investments:
PureCycle	2,768	1,106
YAT	5,414	5,352
Loop	2,894	2,894
Others	1,111	1,105
	$51,052	$49,203
Equity Method Investments
Goldrain
On October 22, 2024, we acquired 40% of the equity interests in Ningbo Jinyu Technology Industry Co., Ltd., doing business as Goldrain, (referred to as “Goldrain”), a leading manufacturer of dispensing technologies in China for an approximate purchase price of $99 million. Goldrain is a leading manufacturer specialized in developing and producing packages for skin care, cosmetic, household, cleaning, personal care and perfumery products.
BTY
On January 1, 2020, we acquired 49% of the equity interests in three related companies: Suzhou Hsing Kwang, Suqian Hsing Kwang and Suzhou BTY (collectively referred to as “BTY”) for an approximate purchase price of $32.0 million. We have a call option to acquire an additional 26% to 31% of BTY’s equity interests following the initial lock-up period of 5 years based on a predetermined formula. Subsequent to the second lock-up period, which ends 3 years after the initial lock-up period, we have a call option to acquire the remaining equity interests of BTY based on a predetermined formula. Additionally, the selling shareholders of BTY have a put option for the remaining equity interest to be acquired by Aptar based on a predetermined formula. The BTY entities are leading Chinese manufacturers of high quality, decorative metal components, metal-plastic sub-assemblies, and complete color cosmetics packaging solutions for the beauty industry. For the nine months ended September 30, 2024 and September 30, 2023, Aptar had purchases of $8.7 million and $10.7 million, respectively, from BTY. As of September 30, 2024 and December 31, 2023, approximately $2.0 million and $1.8 million, respectively, was due to BTY and included in accounts payable, accrued and other liabilities on our Condensed Consolidated Balance Sheets.
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
We have sold the following PCT shares related to the PureCycle investment:

	Shares Sold	Proceeds	Realized Gain
2021	191,349	$2,434	$2,000
2022	157,600	$1,599	$1,213
2023	510,449	$5,604	$4,188
.........................................................................On April 26, 2024, we received $0.2 million of equity in exchange for our resource dedication for technological partnership and support. For the three and nine months ended September 30, 2024 and 2023, we recorded the following net investment gain or loss on our investment in PureCycle:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net investment gain (loss)	$1,043	$(1,240)	$1,495	$1,839
On July 7, 2021, we invested approximately $5.9 million to acquire 10% of the equity interests in YAT, a multi-functional, science-driven online skincare solutions company.
There were no indications of impairment noted in the nine months ended September 30, 2024 and 2023 related to these investments.
NOTE 19 – RESTRUCTURING INITIATIVES
As part of our ongoing efforts to better leverage our fixed cost base through growth and cost reduction measures, during the three and nine months ended September 30, 2024, we recognized $3.9 million and $9.7 million of restructuring costs related to this initiative, respectively. For the three and nine months ended September 30, 2023, we recognized $6.6 million and $20.1 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of September 30, 2024 was $61.3 million.
As of September 30, 2024, we have recorded the following activity associated with our optimization initiative:

	Beginning Reserve at December 31, 2023	Net Charges for the Nine Months Ended September 30, 2024	Cash Paid	Interest and FX Impact	Ending Reserve at September 30, 2024
Employee severance	$27,078	$6,003	$(15,321)	$38	$17,798
Professional fees and other costs	2,810	3,673	(3,560)	36	2,959
Totals	$29,888	$9,676	$(18,881)	$74	$20,757
During the three months ended September 30, 2024, pension curtailment accounting was triggered as a result of restructuring in one of our entities in Europe. The remeasurement of the pension obligations resulted in a decrease of $1.9 million. The curtailment gain is included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, OR AS OTHERWISE INDICATED)
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	61.4	63.5	62.5	64.1
Selling, research & development and administrative	15.6	15.5	16.2	16.1
Depreciation and amortization	7.4	7.0	7.2	7.0
Restructuring initiatives	0.4	0.7	0.3	0.7
Operating income	15.2	13.3	13.8	12.1
Interest expense	(1.4)	(1.1)	(1.2)	(1.1)
Other expense	0.6	0.1	0.3	0.1
Income before income taxes	14.4	12.3	12.9	11.1
Net Income	11.0	9.4	10.0	8.4
Effective tax rate	23.8%	23.4%	22.7%	24.6%
Adjusted EBITDA margin (1)	22.9%	21.7%	21.2%	19.9%
________________________________________________
(1)Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by Reported Net Sales. See the reconciliation under “Non-U.S. GAAP Measures.”
NET SALES
We reported net sales of $909.3 million for the quarter ended September 30, 2024, which represents a 2% increase compared to $893.0 million reported during the third quarter of 2023. The U.S. dollar weakened against most European currencies but strengthened against most Latin American currencies, resulting in no significant currency translation impact at the consolidated level. Therefore, core sales, which excludes acquisitions and changes in foreign currency rates, also increased by 2% in the third quarter of 2024 compared to the same period in 2023. Our 2% core sales increase was due to strong volume growth in our prescription, food, active material and personal care applications, which more than compensated for lower volumes in our prestige fragrance applications and lower tooling sales.

Third Quarter 2024 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	8%	(7)%	3%	2%
Currency Effects (1)	(1)%	1%	1%	—%
Core Sales Growth	7%	(6)%	4%	2%
Reported net sales for the first nine months of 2024 increased 3% to $2.73 billion compared to $2.65 billion for the first nine months of 2023. Changes in foreign currency exchange rates and our acquisitions of iD SCENT and Gulf Closures did not have a significant impact on our consolidated results during the first nine months of 2024. Therefore, core sales, which exclude acquisitions and changes in foreign currency rates, increased by 3% in the first nine months of 2024 compared to the same period in 2023. Our 3% core sales was again due to strong volume growth for products in our prescription and food applications along with increases in injectable and active material applications, which more than compensated lower tooling sales and pricing adjustments.

Nine Months Ended September 30, 2024 Net Sales Change over Prior Year	Aptar Pharma	Aptar Beauty	Aptar Closures	Total
Reported Net Sales Growth	9%	(3)%	1%	3%
Currency Effects (1)	—%	—%	1%	—%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	9%	(3)%	2%	3%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
The following table sets forth, for the periods indicated, net sales by geographic location based on shipped to locations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total

Domestic	$291,571	32%	$267,016	30%	$859,294	31%	$778,037	29%
Europe	445,129	49%	455,181	51%	1,369,648	50%	1,392,626	53%
Latin America	69,155	8%	77,909	9%	219,028	8%	219,086	8%
Asia	103,436	11%	92,891	10%	286,832	11%	259,221	10%
For further discussion on net sales by reporting segment, please refer to the analysis of segment net sales and segment Adjusted EBITDA on the following pages.
COST OF SALES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN BELOW)
Cost of sales (“COS”) as a percent of net sales decreased to 61.4% in the third quarter of 2024 compared to 63.5% in the third quarter of 2023. Our COS percentage was positively impacted by an improved mix of our higher-margin Pharma services and product sales compared to the same period in 2023. We also benefited from improved operational performance and cost management initiatives, which offset an increase in input costs.
For the first nine months of 2024, COS as a percent of net sales decreased to 62.5% compared to 64.1% in the same period in 2023. This decrease is mainly due to an improved mix of our higher value Pharma services and product sales along with improved operational performance and cost management initiatives as discussed above. During the prior year period, we also incurred approximately $16 million of incremental costs related to our injectables Enterprise Resource Planning (“ERP”) system implementation which did not repeat during 2024.
SELLING, RESEARCH & DEVELOPMENT AND ADMINISTRATIVE
Selling, research & development and administrative expenses (“SG&A”) increased by approximately $3.5 million to $141.6 million in the third quarter of 2024 compared to $138.1 million during the same period in 2023. Excluding changes in foreign currency rates, SG&A increased by approximately $3.3 million in the quarter. Improvements from our cost management initiatives were more than offset by higher compensation costs, including accruals related to our current short-term incentive compensation and certain equity compensation programs. SG&A as a percentage of net sales increased slightly to 15.6% in the third quarter of 2024 compared to 15.5% in the same period in 2023.
Our selling, research & development and administrative expenses (“SG&A”) increased by $16.2 million to $443.7 million in the first nine months of 2024 compared to $427.5 million during the same period in 2023. Excluding changes in foreign currency rates, SG&A increased by approximately $16.4 million in the first nine months of 2024 compared to the first nine months of 2023. Incremental costs related to our acquisitions of iD SCENT and Gulf Closures were $0.4 million. As discussed above, improvements from our cost management initiatives for the first nine months of 2024 were more than offset by higher compensation costs mentioned above. We also incurred approximately $3.4 million of costs to evaluate potential acquisition targets during the second quarter of 2024. SG&A as a percentage of net sales increased to 16.2% in the first nine months of 2024 compared to 16.1% in the same period in 2023.
DEPRECIATION AND AMORTIZATION
Reported depreciation and amortization expenses increased by approximately $4.3 million to $67.0 million in the third quarter of 2024 compared to $62.7 million during the same period in 2023. Changes in foreign currency rates did not significantly affect depreciation and amortization during the third quarter 2024 compared to the third quarter of 2023. The majority of this increase relates to higher capital spending during the prior years to support our growth strategy, including new manufacturing facilities commencing production during the last year. Depreciation and amortization as a percentage of net sales increased to 7.4% in the third quarter of 2024 compared to 7.0% in the same period of the prior year.

Depreciation and amortization expenses increased by approximately $12.1 million to $196.3 million in the first nine months of 2024 compared to $184.2 million during the same period a year ago. Excluding changes in foreign currency rates, depreciation and amortization increased by approximately $12.2 million in the first nine months of 2024 compared to the same period a year ago. Incremental depreciation and amortization costs related to our acquisitions of iD SCENT and Gulf Closures were $0.3 million. As discussed above, this increase is due to higher internal capital investments made during the prior years. Depreciation and amortization as a percentage of net sales increased to 7.2% in the first nine months of 2024 compared to 7.0% in the same period of the prior year.
RESTRUCTURING INITIATIVES
As part of our ongoing efforts to better leverage our fixed cost base through growth and cost reduction measures, during the three and nine months ended September 30, 2024, we recognized $3.9 million and $9.7 million of operational restructuring costs related to this initiative, respectively. For the three and nine months ended September 30, 2023, we recognized $6.6 million and $20.1 million of restructuring costs related to this initiative, respectively. The cumulative expense incurred as of September 30, 2024 was $61.3 million.
Restructuring costs for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring Initiatives by Plan:
Optimization initiative	$3,864	$6,586	$9,676	$20,069
Prior year initiatives	—	(425)	(17)	(441)
Total Restructuring Initiatives	$3,864	$6,161	$9,659	$19,628

Restructuring Initiatives by Segment:
Aptar Pharma	$564	$92	$653	$1,657
Aptar Beauty	1,962	2,880	5,871	12,650
Aptar Closures	877	3,098	2,530	4,060
Corporate & Other	461	91	605	1,261
Total Restructuring Initiatives	$3,864	$6,161	$9,659	$19,628
During the three months ended September 30, 2024, pension curtailment accounting was triggered as a result of restructuring in one of our entities in Europe. The remeasurement of the pension obligations resulted in a decrease of $1.9 million. The curtailment gain is included in the line miscellaneous income (expense), net in the Condensed Consolidated Statements of Income.
OPERATING INCOME
Operating income increased approximately $19.0 million to $138.3 million in the third quarter of 2024 compared to $119.3 million in the same period a year ago. Excluding changes in foreign currency rates, operating income increased by approximately $17.7 million in the quarter compared to the same period a year ago mainly due to the strong sales growth in our Pharma segment along with improved operational performance and cost management initiatives. Operating income as a percentage of net sales increased to 15.2% in the third quarter of 2024 compared to 13.3% in the prior year period.
For the first nine months of 2024, operating income increased approximately $56.6 million to $376.4 million compared to $319.8 million in the same period of the prior year. Excluding changes in foreign currency rates, operating income increased by approximately $55.1 million in the first nine months of 2024 compared to the same period a year ago as income from our strong Pharma segment growth and improved operational performance and cost management initiatives drove the increase. Operating income as a percentage of net sales increased to 13.8% in the first nine months of 2024 compared to 12.1% for the same period in the prior year.
INTEREST EXPENSE
Interest expense increased approximately $2.3 million to $12.3 million in the third quarter of 2024 compared to $10.0 million for the same period of the prior year. During 2024, we repaid more than $370 million of private placement debt having interest rates between 1.2% and 3.5% and initiated term loan and revolving credit facility borrowings having current interest rates between 4.5% and 6.0%.
Interest expense increased $2.6 million to $32.5 million in the first nine months of 2024 compared to the same period in 2023. As discussed above, this increase is mainly related to higher rates on our current term loan and revolving credit facility borrowings. See Note 6 - Debt to the Condensed Consolidated Financial Statements for further details.

NET OTHER INCOME (EXPENSE)
Net other income increased $4.4 million to $5.1 million of income in the third quarter of 2024 from $0.7 million of income in the same period of the prior year. Interest income increased by $2.1 million due to increased cash flow generated from operations and therefore higher interest earned on higher cash deposits over the past year. We also recorded an increase in the value of our PureCycle investment of $2.3 million over the prior year period. This investment is recorded at fair value based on observable market prices for identical assets with the change in fair value being recorded as a net investment gain or loss in the Condensed Consolidated Statements of Income. During the third quarter of 2024, we also reported a $1.9 million gain on pension curtailment for a facility closure in France, which more than compensated for lower contributions from our equity results from affiliates.
Net other income increased $5.6 million to $9.8 million of income for the nine months ended September 30, 2024 from $4.3 million of income in the same period of the prior year. Interest income increased by approximately $6.8 million. This increase, along with the pension curtailment gain discussed above, more than compensated for the lower contributions from our equity results from affiliates and the change in the fair value of our PureCycle investment which resulted in $0.3 million less income during the first nine months of 2024 compared to the prior year period.
PROVISION FOR INCOME TAXES
The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings and related estimated full year-taxes, adjusted for the impact of discrete quarterly items.
The effective tax rate for the three months ended September 30, 2024 and 2023, respectively, was 23.8% and 23.4%. The effective tax rate for the three months ended September 30, 2024 was slightly higher than the same period of 2023 primarily due to an unfavorable mix of earnings forecasted in the second half of 2024
The effective tax rate for the nine months ended September 30, 2024 and 2023, respectively, was 22.7% and 24.6%. On a nine-month basis, the effective tax rate was lower than the same period of 2023 primarily due to increased tax benefits from share-based compensation and tax incentives in certain non-U.S. jurisdictions for intellectual property development activities.
NET INCOME ATTRIBUTABLE TO APTARGROUP, INC.
We reported net income attributable to AptarGroup, Inc. of $100.0 million and $273.6 million in the three and nine months ended September 30, 2024, respectively, compared to $84.3 million and $222.1 million for the same periods in the prior year.
APTAR PHARMA SEGMENT
Operations that sell proprietary dispensing systems, drug delivery systems, sealing solutions and services to the prescription drug, consumer health care, injectables, active material science solutions and digital health markets form our Aptar Pharma segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Sales	$420,594	$389,188	$1,242,420	$1,135,934
Adjusted EBITDA (1)	151,594	136,344	425,260	371,508
Adjusted EBITDA margin (1)	36.0%	35.0%	34.2%	32.7%
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
Net sales for the Aptar Pharma segment increased 8% in the third quarter of 2024 to $420.6 million compared to $389.2 million in the third quarter of 2023. Changes in currencies positively affected net sales by 1%. Therefore, core sales increased by 7% in the third quarter of 2024 compared to the third quarter of 2023. The majority of the sales growth is due to higher volumes in our prescription drug and active material science solutions divisions. Core sales of our products to the prescription drug market increased 20% on strong demand for our products used on emergency medicines, central nervous system and allergic rhinitis applications along with higher customer royalties. The 6% core sales decline in the consumer health care market was driven by a non-product service payment in 2023 that didn't repeat. Sales of our products and services to the injectables market decreased 12%. While product sales were off slightly, the injectables division faced a difficult comparison over the prior year period due to service revenue for a customer's product launch that did not repeat. Active material science solutions increased 10% mainly on strong growth in our probiotic applications. Digital Health currently does not represent a significant percentage of the total Pharma sales.

Third Quarter 2024 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	21%	(4)%	(11)%	11%	212%	8%
Currency Effects (1)	(1)%	(2)%	(1)%	(1)%	(3)%	(1)%
Core Sales Growth	20%	(6)%	(12)%	10%	209%	7%
Net sales for the first nine months of 2024 increased by 9% to $1.24 billion compared to $1.14 billion in the first nine months of 2023. Changes in currency rates did not impact net sales during the first nine months of 2024. Therefore, core sales also increased by 9% in the first nine months of 2024 compared to the same period in the prior year. Core sales of products included in our prescription drug division increased 16% on continued strong demand for our allergic rhinitis, central nervous system and emergency medicine systems and higher customer royalties. Core sales in the consumer health care market were flat as higher demand for our nasal decongestant and eye care solutions was offset by lower sales of dermal and cough and cold products. Core sales of our products to the injectables market improved by 5% due primarily to the prior year shutdown of operations for the implementation of our new ERP system, which more than compensated for service revenue that did not repeat. Core sales of our active material science solutions increased 6% mainly on growth in our probiotics, diabetes and oral solid dose applications after a period of destocking.

Nine Months Ended September 30, 2024 Net Sales Change over Prior Year	Prescription Drug	Consumer Health Care	Injectables	Active Material Science Solutions	Digital Health	Total
Reported Net Sales Growth	16%	1%	5%	6%	72%	9%
Currency Effects (1)	—%	(1)%	—%	—%	—%	—%
Core Sales Growth	16%	—%	5%	6%	72%	9%
_______________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2024 increased 11% to $151.6 million compared to $136.3 million in the same period of the prior year. This increase was mainly due to the profitability on strong prescription drug division and active material science solutions sales growth along with higher customer royalties discussed above. Our Adjusted EBITDA margin improved to 36.0% in the third quarter of 2024 from 35.0% in the third quarter of 2023 mainly on the strength of our higher value proprietary dispensing device sales and higher customer royalties.
Adjusted EBITDA in the first nine months of 2024 increased 14% to $425.3 million compared to $371.5 million in the same period of the prior year. This positive impact was mainly due to the profitability on strong core sales growth in prescription, injectables and active material solutions. During the prior year, we also incurred additional expenses related to our injectables ERP system implementation which did not repeat. Overall, our Adjusted EBITDA margin improved to 34.2% in the first nine months of 2024 compared to 32.7% in the first nine months of 2023.
APTAR BEAUTY SEGMENT
Operations that sell dispensing systems and sealing solutions to the beauty, personal care and home care markets form our Aptar Beauty segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Sales	$302,859	$323,980	$951,666	$979,956
Adjusted EBITDA (1)	40,221	41,070	125,993	121,375
Adjusted EBITDA margin (1)	13.3%	12.7%	13.2%	12.4%
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

Reported net sales for the quarter ended September 30, 2024 decreased 7% to $302.9 million compared to $324.0 million in the third quarter of the prior year. Changes in currency rates negatively impacted net sales by 1% in the third quarter of 2024. Therefore, core sales decreased 6% in the third quarter of 2024 compared to the same quarter of the prior year. Lower tooling sales negatively impacted overall third quarter 2024 Beauty net sales by 4%, while product sales decreased by the remaining 2%. Regionally, improving results in North America were offset in Europe by difficult comparisons to the prior year period. Core sales of our products to the beauty market decreased 14% due to lower sales in prestige fragrance after a high demand of new product launches during the same period in 2023. Personal care improved by 5% on strong sales of our hair care and body and skin care applications, while home care core sales increased 18% on higher demand for our air care and automotive, industrial and paint products, mainly in North America.

Third Quarter 2024 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	4%	(14)%	17%	(7)%
Currency Effects (1)	1%	—%	1%	1%
Core Sales Growth	5%	(14)%	18%	(6)%
For the first nine months of 2024, reported net sales of $951.7 million decreased 3% compared to $980.0 million reported in the first nine months of the prior year. Changes in currency rates and our acquisition of iD SCENT did not have an impact on segment sales. Therefore, core sales also decreased 3% in the first nine months of 2024 compared to the same period in the prior year. Core sales of our products to the beauty market during the first nine months of 2024 decreased 7% due to the lower tooling sales and difficult European comparisons to prior year mentioned above. Personal care core sales improved 1% over the prior year as higher sales of our body and skin care products more than compensated for lower sales of our sun care and personal cleansing applications. Core sales of our home care market products improved 10% on higher demand from our customers selling air care and automotive products.

Nine Months Ended September 30, 2024 Net Sales Change over Prior Year	Personal Care	Beauty	Home Care	Total
Reported Net Sales Growth	1%	(7)%	10%	(3)%
Currency Effects (1)	—%	—%	—%	—%
Acquisitions	—%	—%	—%	—%
Core Sales Growth	1%	(7)%	10%	(3)%
________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
Adjusted EBITDA in the third quarter of 2024 decreased 2% to $40.2 million compared to $41.1 million in the same period in the prior year. This is primarily attributable to the lower tooling sales and difficult comparisons to prior year prestige fragrance sales discussed above along with rising input costs, which more than offset our improved operational performance and benefits realized from our cost management initiatives during the third quarter of 2024. However, these operational improvements lead to our Adjusted EBITDA margin increasing from 12.7% in the third quarter of 2023 to 13.3% during the third quarter of 2024.
Adjusted EBITDA in the first nine months of 2024 increased 4% to $126.0 million compared to $121.4 million reported in the same period in the prior year. This increase was mainly due to improved operational performance along with benefits realized from our cost management initiatives, which more than compensated for rising input costs. Therefore, our Adjusted EBITDA margin improved from 12.4% in the first nine months of 2023 to 13.2% during the first nine months of 2024.

APTAR CLOSURES SEGMENT
Operations that sell dispensing closures, sealing solutions and food service trays to the food, beverage, personal care, home care, beauty and healthcare markets form our Aptar Closures segment. Aptar's food protection business and elastomeric flow-control technology business continue to report through the Aptar Closures segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Sales	$185,838	$179,829	$540,716	$533,080
Adjusted EBITDA (1)	31,980	27,607	86,259	81,387
Adjusted EBITDA margin (1)	17.2%	15.4%	16.0%	15.3%
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
Reported sales for the quarter ended September 30, 2024 increased approximately 3% to $185.8 million compared to $179.8 million in the third quarter of the prior year. Changes in currency rates negatively impacted net sales by 1%. Therefore, core sales for the third quarter of 2024 increased approximately 4% from the same quarter of the prior year. The majority of the increase during the current quarter is due to higher product sales. Sales to the food market increased 10% on higher sales of our dispensing closures used on sauces and condiments, spreads, jellies and honey and dairy products. The 1% increase in beverage market sales was mainly due to higher sales of our closures on functional drink products. Personal care sales declined 3% mainly due to lower demand for our skin care and hair care closures. Other sales decreased 3% on lower sales of our dish care products as we realized strong demand from a new product launch during the third quarter of 2023.

Third Quarter 2024 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	9%	—%	(5)%	(3)%	3%
Currency Effects (1)	1%	1%	2%	—%	1%
Core Sales Growth	10%	1%	(3)%	(3)%	4%
Net sales for the first nine months of 2024 increased approximately 1% to $540.7 million compared to $533.1 million in the first nine months of 2023. Changes in currency rates negatively impacted net sales by 1% while our acquisition of Gulf Closures had no significant impact on net sales. Therefore, core sales increased approximately 2% in the first nine months of 2024 compared to the same period in the prior year. Core sales to the food market improved 3% compared to prior year on strong sales of our closures on sauces and condiments, dry spices and seasonings products. Core sales to our beverage customers increased 1% in the first nine months of 2024 compared to the same period of the prior year on improving bottled water and functional drink sales. Personal care declined slightly on lower sales of our hair care solutions, while other sales were consistent with prior year as strong sales of our laundry care products offset slightly lower sales of our dish care applications after the 2023 product launch mentioned above.

Nine Months Ended September 30, 2024 Net Sales Change over Prior Year	Food	Beverage	Personal Care	Other (2)	Total
Reported Net Sales Growth	3%	2%	(2)%	(1)%	1%
Currency Effects (1)	—%	—%	1%	1%	1%
Acquisitions	—%	(1)%	—%	—%	—%
Core Sales Growth	3%	1%	(1)%	—%	2%
______________________________________________________________
(1)Currency effects are calculated by translating last year’s amounts at this year’s foreign exchange rates.
(2)Other includes beauty, home care and healthcare markets.
Adjusted EBITDA in the third quarter of 2024 increased 16% to $32.0 million compared to $27.6 million reported in the same period of the prior year. Sales growth, operational improvements and cost containment initiatives more than compensated for a $0.6 million negative resin impact due to timing of cost pass-throughs to our customers. Therefore, our Adjusted EBITDA margin improved from 15.4% in the third quarter of 2023 to 17.2% during the third quarter of 2024.

Adjusted EBITDA in the first nine months of 2024 increased 6% to $86.3 million compared to $81.4 million reported in the same period of the prior year. Our profitability was positively impacted by the higher sales along with operational improvements and containing costs discussed above. These improvements more than compensate for a negative resin pass-through impact of $2.5 million. This led to our Adjusted EBITDA margin improving from 15.3% in the first nine months of 2023 to 16.0% during the first nine months of 2024.
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
For the quarter ended September 30, 2024, Corporate & Other Adjusted EBITDA increased to $15.4 million of expense from $11.7 million of expense in the third quarter of 2023. During the prior year period, we recognized approximately $4.2 million of realized gains on the sale of shares related to our investment in PureCycle which drove the majority of the year over year change.
Corporate & Other Adjusted EBITDA in the first nine months of 2024 increased to $57.5 million of expense compared to $46.0 million of expense reported in the same period of the prior year. As mentioned above, we realized a $4.2 million gain on sales of PureCycle shares last year. During 2024, we recognized approximately $3.4 million of costs to evaluate potential acquisition targets. We also incurred higher incentive compensation costs, including accruals related to our current short-term and equity compensation programs during the current year period.
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
In our Management’s Discussion and Analysis, we exclude the impact of foreign currency translation when presenting net sales and other information, which we define as “constant currency.” Core sales, which excludes the impact of foreign currency translation is a non-U.S. GAAP financial measure. Core sales growth is calculated as current period core sales less prior period core sales divided by prior period core sales multiplied by a hundred. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our prior period results at current period foreign currency exchange rates. As a result, our management believes that these presentations are useful internally and may be useful to investors. We also exclude the impact of material acquisitions when comparing results to prior periods. Changes in operating results excluding the impact of acquisitions are non-U.S. GAAP financial measures. We believe it is important to exclude the impact of acquisitions on period over period results in order to evaluate performance on a more comparable basis.
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

	Three Months Ended
	September 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$909,291	$420,594	$302,859	$185,838	$—	$—

Reported net income	$99,922
Reported income taxes	31,209
Reported income before income taxes	131,131	120,243	17,839	18,042	(15,725)	(9,268)
Adjustments:
Restructuring initiatives	3,864	564	1,962	877	461
Curtailment gain related to restructuring initiatives	(1,851)	—	—	(1,851)	—
Net investment gain	(1,043)				(1,043)
Adjusted earnings before income taxes	132,101	120,807	19,801	17,068	(16,307)	(9,268)
Interest expense	12,290					12,290
Interest income	(3,022)					(3,022)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	141,369	120,807	19,801	17,068	(16,307)	—
Depreciation and amortization	67,015	30,787	20,420	14,912	896
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$208,384	$151,594	$40,221	$31,980	$(15,411)	$—

Reported net income margin (Reported net income / Reported Net Sales)	11.0%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	22.9%	36.0%	13.3%	17.2%

	Three Months Ended
	September 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$892,997	$389,188	$323,980	$179,829	$—	$—

Reported net income	$84,298
Reported income taxes	25,751
Reported income before income taxes	110,049	108,113	17,415	11,647	(18,088)	(9,038)
Adjustments:
Restructuring initiatives	6,161	92	2,880	3,098	91
Net investment loss	1,240				1,240
Realized gain on investments included in net investment loss above	4,188				4,188
Adjusted earnings before income taxes	121,638	108,205	20,295	14,745	(12,569)	(9,038)
Interest expense	9,984					9,984
Interest income	(946)					(946)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	130,676	108,205	20,295	14,745	(12,569)	—
Depreciation and amortization	62,686	28,139	20,775	12,862	910
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$193,362	$136,344	$41,070	$27,607	$(11,659)	$—

Reported net income margin (Reported net income / Reported Net Sales)	9.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.7%	35.0%	12.7%	15.4%

	Nine Months Ended
	September 30, 2024

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$2,734,802	$1,242,420	$951,666	$540,716	$—	$—

Reported net income	$273,313
Reported income taxes	80,382
Reported income before income taxes	353,695	335,409	57,808	42,883	(58,901)	(23,504)
Adjustments:
Restructuring initiatives	9,659	653	5,871	2,530	605
Curtailment gain related to restructuring initiatives	(1,851)	—	—	(1,851)	—
Net investment gain	(1,495)				(1,495)
Transaction costs related to acquisitions	140	—	140	—	—
Adjusted earnings before income taxes	360,148	336,062	63,819	43,562	(59,791)	(23,504)
Interest expense	32,526					32,526
Interest income	(9,022)					(9,022)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	383,652	336,062	63,819	43,562	(59,791)	—
Depreciation and amortization	196,332	89,198	62,174	42,697	2,263
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$579,984	$425,260	$125,993	$86,259	$(57,528)	$—

Reported net income margin (Reported net income / Reported Net Sales)	10.0%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	21.2%	34.2%	13.2%	16.0%

	Nine Months Ended
	September 30, 2023

	Consolidated	Aptar Pharma	Aptar Beauty	Aptar Closures	Corporate & Other	Net Interest
Net Sales	$2,648,970	$1,135,934	$979,956	$533,080	$—	$—

Reported net income	$221,931
Reported income taxes	72,265
Reported income before income taxes	294,196	288,603	46,643	39,174	(52,590)	(27,634)
Adjustments:
Restructuring initiatives	19,628	1,657	12,650	4,060	1,261
Net investment gain	(1,839)				(1,839)
Realized gain on investments included in net investment gain above	4,188				4,188
Transaction costs related to acquisitions	255	—	199	56	—
Adjusted earnings before income taxes	316,428	290,260	59,492	43,290	(48,980)	(27,634)
Interest expense	29,900					29,900
Interest income	(2,266)					(2,266)
Adjusted earnings before net interest and taxes (Adjusted EBIT)	344,062	290,260	59,492	43,290	(48,980)	—
Depreciation and amortization	184,212	81,248	61,883	38,097	2,984
Adjusted earnings before net interest, taxes, depreciation and amortization (Adjusted EBITDA)	$528,274	$371,508	$121,375	$81,387	$(45,996)	$—

Reported net income margin (Reported net income / Reported Net Sales)	8.4%
Adjusted EBITDA margins (Adjusted EBITDA / Reported Net Sales)	19.9%	32.7%	12.4%	15.3%

Net Debt to Net Capital Reconciliation	September 30,	December 31,
	2024	2023

Revolving credit facility and overdrafts	$222,817	$81,794
Current maturities of long-term obligations, net of unamortized debt issuance costs	30,295	376,426
Long-Term Obligations, net of unamortized debt issuance costs	822,731	681,188
Total Debt	1,075,843	1,139,408
Less:
Cash and equivalents	325,524	223,643
Net Debt	$747,932	$915,765

Total Stockholders' Equity	$2,553,641	$2,321,298
Net Debt	747,932	915,765
Net Capital	$3,301,573	$3,237,063

Net Debt to Net Capital	22.7%	28.3%

Free Cash Flow Reconciliation	September 30,	September 30,
	2024	2023

Net Cash Provided by Operations	$465,174	$355,602
Capital Expenditures	(210,416)	(231,199)
Free Cash Flow	$254,758	$124,403
FOREIGN CURRENCY
Because of our international presence, movements in exchange rates may have a significant impact on the translation of the financial statements of our foreign subsidiaries. Our primary foreign exchange exposure is to the euro, but we also have foreign exchange exposure to the Chinese yuan, Brazilian real, Mexican peso, Swiss franc and other Asian, European and South American currencies. A weakening U.S. dollar has an additive effect. Conversely, a strengthening U.S. dollar relative to foreign currencies has a dilutive translation effect on our financial statements. In some cases, we sell products denominated in a currency different from the currency in which the related costs are incurred. Any changes in exchange rates on such inter-country sales could materially impact our results of operations. During the third quarter ended September 30, 2024, the U.S. dollar was weaker compared to most European currencies and the Chinese yuan while strengthening against most Latin American currencies, except for the Brazilian real. During the nine months ended September 30, 2024, the U.S. dollar was stronger compared to all currencies except the Colombian and Mexican pesos, Swiss franc and the British pound. This resulted in a neutral impact on our translated results during the third quarter and year-to-date period of 2024 when compared to the third quarter and year-to-date period of 2023.
QUARTERLY TRENDS
Our results of operations in the fourth quarter of the year are typically negatively impacted by customer plant shutdowns in December. Several of the markets we serve are impacted by the seasonality of underlying consumer products. This, in turn, may have an impact on our net sales and results of operations for those markets. The diversification of our product portfolio minimizes fluctuations in our overall quarterly financial statements and results in an immaterial seasonality impact on our Condensed Consolidated Financial Statements when viewed quarter over quarter.
Generally, we have incurred higher stock-based compensation expense in the first quarter compared with the rest of the fiscal year due to the timing and recognition of stock-based expense from substantive vesting for retirement eligible employees. As of September 30, 2024, our estimated stock-based compensation expense on a pre-tax basis for the year 2024 compared to 2023 is as follows:

	2024	2023
First Quarter	$18,276	$15,042
Second Quarter	9,277	10,391
Third Quarter	10,409	10,051
Fourth Quarter (estimated for 2024)	9,506	5,809
	$47,468	$41,293
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
Cash and equivalents and restricted cash increased to $325.5 million at September 30, 2024 from $223.6 million at December 31, 2023. Total short and long-term interest-bearing debt decreased from $1.14 billion at December 31, 2023 to $1.08 billion at September 30, 2024. The ratio of our Net Debt (interest-bearing debt less cash and cash equivalents) to Net Capital (stockholders’ equity plus Net Debt) decreased to 22.7% at September 30, 2024 from 28.3% at December 31, 2023. See the reconciliation under “Non-U.S. GAAP Measures.”

In the first nine months of 2024, our operations provided approximately $465.2 million in net cash flow compared to $355.6 million for the same period a year ago. In both periods, cash flow from operations was primarily derived from earnings before depreciation and amortization and better working capital management.
We used $225.7 million in cash for investing activities during the first nine months of 2024 compared to $239.3 million during the same period a year ago. Our investment in capital projects decreased $20.8 million during the first nine months of 2024 compared to the first nine months of 2023 as we completed larger projects that had significant spend in the prior year. The capital expenditures accrued within accounts payable, accrued and other liabilities was $21.3 million as of September 30, 2024 compared to $20.1 million as of September 30, 2023.
Financing activities used $137.7 million in cash during the first nine months of 2024 compared to $94.0 million in cash used by financing activities during the same period a year ago. The increased use of cash in the first nine months of 2024 is primarily related to the debt refinancing of $100.0 million of Senior Unsecured Notes in the first quarter of 2024, €200 million of Senior Unsecured Notes in the second quarter of 2024 and $50.0 million of Senior Unsecured Notes in the third quarter of 2024. This was partially offset by the new term loan of $166.0 million and increased borrowings on our amended revolving credit facility of $14.5 million.
In October 2020, we entered into an unsecured money market borrowing arrangement to provide short-term financing of up to $30 million that is available in the U.S. No borrowing on this facility is permitted over a quarter end date. As such, no balance was utilized under this arrangement as of September 30, 2024.
Aptar has a revolving credit facility (the “revolving credit facility”) with a syndicate of banks which provides us with unsecured financing of up to $600 million, which may be increased by up to $300 million subject to certain conditions. The revolving credit facility is available in the U.S. and to our wholly-owned UK subsidiary and can be drawn in various currencies including USD, EUR, GBP, and CHF. The revolving credit facility was set to mature in June 2026, but on July 2, 2024, we entered into a new amended and restated agreement (the “amended revolving credit facility”) that extended the maturity date to July 2029, subject to a maximum of two one-year extensions in certain circumstances, As of December 31, 2023, Aptar had utilized $36.5 million and €40.0 million ($44.2 million) under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary. As of September 30, 2024, Aptar had utilized €200 million ($222.7 million) under the revolving credit facility in the U.S. and no balance was utilized by our wholly-owned UK subsidiary.
On July 2, 2024, we entered into a term loan with a syndicate of banks (the “Term Loan”). The Term Loan matures in July 2027 and enabled drawings on the loan until September 30, 2024 and provided for unsecured financing of up to $330 million available in the U.S. Funds are to be used to refinance near-term maturities and for general corporate purposes. As of September 30, 2024, $166 million was utilized under the Term Loan facility and the unused portion expired.
There are no compensating balance requirements associated with our amended revolving credit facility. Each borrowing under the revolving credit facility will bear interest at rates based on SOFR (in the case of USD), EURIBOR (in the case of EUR), SONIA (in the case of GBP), SARON (in the case of CHF), prime rates or other similar rates, in each case plus an applicable margin. The amended revolving credit facility also provides mechanics relating to a transition away from designated benchmark rates for other available currencies and the replacement of any such applicable benchmark by a replacement alternative benchmark rate or mechanism for loans made in the applicable currency. A facility fee on the total amount of the amended revolving credit facility is also payable quarterly, regardless of usage. The applicable margins for borrowings under the amended revolving credit facility and the facility fee percentage may change from time to time depending on changes in our consolidated leverage ratio. Credit facility balances are included in revolving credit facility and overdrafts on the Condensed Consolidated Balance Sheets.
Our revolving credit facility and corporate long-term obligations require us to satisfy certain financial and other covenants including:

	Requirement	Level at September 30, 2024
Consolidated Leverage Ratio (1)	Maximum of 3.50 to 1.00	1.10 to 1.00
Consolidated Interest Coverage Ratio (1)	Minimum of 3.00 to 1.00	16.81 to 1.00
__________________________________________________________
(1)Definitions of ratios are included as part of the amended revolving credit facility agreement and private placement agreements.
Based upon the above consolidated leverage ratio covenant, we would have the ability to borrow approximately an additional $1.7 billion before the 3.50 to 1.00 maximum ratio requirement would be exceeded.
On July 6, 2022, we entered into an agreement to swap approximately $200 million of our fixed USD debt to fixed EUR debt which would generate interest savings of approximately $0.5 million per quarter based upon exchange rates as of the transaction date.

On October 10, 2024, the Board of Directors declared a quarterly cash dividend of $0.45 per share payable on November 14, 2024 to stockholders of record as of October 24, 2024.
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
OUTLOOK
We expect earnings per share for the fourth quarter of 2024, excluding any restructuring expenses, changes in the fair value of equity investments and acquisition costs, to be in the range of $1.22 to $1.30 and this guidance is based on an effective tax rate range of 20% to 22%. Our total 2024 estimated cash outlays for capital expenditures net of government grant proceeds are expected to be approximately $280 million to $300 million.
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
•our ability to successfully implement facility expansions and new facility projects;
•fluctuations in the cost of materials, components, transportation cost as a result of supply chain disruptions and labor shortages, and other input costs (particularly resin, metal, anodization costs and energy costs);
•significant fluctuations in foreign currency exchange rates or our effective tax rate;
•the impact of tax reform legislation, changes in tax rates and other tax-related events or transactions that could impact our effective tax rate and cash flow;
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
The table below provides information as of September 30, 2024 about our forward currency exchange contracts. The majority of the contracts expire before the end of the fourth quarter of 2024.

Buy/Sell	Contract Amount (in thousands)	Average Contractual Exchange Rate	Min / Max Notional Volumes

EUR / USD	$18,014	1.1003	16,363 - 38,873
MXN / USD	13,000	0.0539	13,000 - 13,000
CZK / EUR	11,926	0.0395	9,808 - 12,138
EUR / BRL	10,485	6.1288	10,030 - 10,485
USD / EUR	4,918	0.9089	4,379 - 9,706
CHF / EUR	4,655	1.0443	3,481 - 4,655
EUR / CNY	4,298	7.8244	4,298 - 5,372
EUR / THB	4,168	38.4985	3,762 - 4,168
USD / CNY	2,000	7.1418	2,000 - 2,940
EUR / MXN	1,340	21.0235	541 - 1,340
GBP / EUR	1,315	1.1760	0 - 1,315
USD / GBP	362	0.7627	41 - 362
EUR / GBP	268	0.8429	268 - 3,885
CZK / USD	213	0.0444	0 - 213
EUR / CHF	204	0.9370	0 - 204
USD / CHF	2	0.8422	0 - 2
Total	$77,168
As of September 30, 2024, we have recorded the fair value of foreign currency forward exchange contracts of $0.1 million in prepaid and other and $1.1 million in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets. On July 6, 2022, we entered into a seven year USD/EUR fixed-to-fixed cross currency interest rate swap to effectively hedge the interest rate exposure relating to $203 million of the $400 million 3.60% Senior Notes due March 2032 which were issued by AptarGroup, Inc. on March 7, 2022. This USD/EUR swap agreement exchanged $203 million of fixed-rate 3.60% USD debt to €200 million of fixed-rate 2.5224% EUR debt. The fair value of this net investment hedge is $22.5 million reported in accounts payable, accrued and other liabilities on the Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Management has evaluated, with the participation of the chief executive officer and chief financial officer of the Company, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of such date.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended September 30, 2024, we implemented ERP systems at two operating units. Consequently, the control environments have been modified at these locations to incorporate the controls contained within the new ERP systems. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES
Certain French employees are eligible to participate in the FCP Aptar Savings Plan (the “Plan”). An independent agent purchases shares of common stock available under the Plan for cash on the open market and we do not issue shares. We do not receive any proceeds from the purchase of common stock under the Plan. The agent under the Plan is BNP Paribas Fund Services. No underwriters are used under the Plan. All shares are sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation S promulgated under that Act. During the quarter ended September 30, 2024, the Plan purchased no shares of our common stock on behalf of the participants, and sold 4,617 shares of our common stock on behalf of the participants at an average price of $150.16, for an aggregate amount of $693 thousand. At September 30, 2024, the Plan owned 108,693 shares of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
Our previous $350 million share repurchase authorization approved in 2019 was replaced on October 10, 2024 with a new share purchase authorization of up to $500 million of common stock. This authorization replaces previous authorizations and has no expiration date. We may repurchase shares through the open market, privately negotiated transactions or other programs, subject to market conditions.
During the three and nine months ended September 30, 2024, we repurchased approximately 95 thousand shares for $14.2 million and 215 thousand shares for $31.3 million, respectively. As of September 30, 2024, there was $29.4 million of authorized share repurchases remaining under the existing authorization.
The following table summarizes our purchases of our securities for the quarter ended September 30, 2024:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (in millions)

7/1/24 - 7/31/24	—	$—	—	$43.5
8/1/24 - 8/31/24	48,700	147.07	48,700	36.4
9/1/24 - 9/30/24	46,300	151.35	46,300	29.4
Total	95,000	$149.15	95,000	$29.4

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Amendment and Restatement of By-Laws
On October 23, 2024, the Board of Directors adopted amendments to the Company’s Amended and Restated By-Laws (the “Amended and Restated By-Laws”), effective immediately. The amendments:
•Update the existing procedural mechanics and disclosure requirements for stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) to, among other things, align such provisions with recent developments in Delaware law;
•Provide that the interview requirement for election or appointment to the Board of Directors is applicable to all director nominees; and
•Make various other non-substantive updates, including ministerial and conforming changes.
The foregoing summary of the amendments does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated By-Laws, which are attached hereto as Exhibit 3.1 and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit 3.1*	Amended and Restated By-Laws of AptarGroup, Inc.

Exhibit 10.1
Second Amended and Restated Credit Agreement, dated as of July 2, 2024, among the Company, the financial institutions party thereto as Lenders and Wells Fargo Bank, National Association, as administrative agent and swingline lender, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 3, 2024, is hereby incorporated by reference.

Exhibit 10.2
Employment Agreement dated as of July 24, 2024 between AptarGroup, Inc. and Vanessa Kanu, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 25, 2024, is hereby incorporated by reference.**

Exhibit 10.3*	Advisory Agreement dated July 24, 2024 between AptarGroup, Inc. and Robert Kuhn.**

Exhibit 31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2024, filed with the SEC on October 25, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income – Three and Nine Months Ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Balance Sheets – September 30, 2024 and December 31, 2023, (v) the Condensed Consolidated Statements of Changes in Equity – Three and Nine Months Ended September 30, 2024 and 2023, (vi) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2024 and 2023 and (vii) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 25, 2024